Form 10-Q
period 2004-09-30
US BANCORP \DE\
filed 2004-11-09
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES   X   NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X   NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2004 1,867,157,587 shares

Management’s Discussion and Analysis
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)
Part II -- Other Information
Corporate Information
Form of Executive Officer Stock Option Agreement
Form of Executive Officer Stock Option Agreement with Annual Vesting
Form of Executive Officer Restricted Stock Award Agreement
Form of Director Stock Option Agreement
Form of Director Restricted Stock Unit Agreement
Form of Executive Officer Restricted Stock Unit Agreement
Restricted Stock Unit Award Agreement
Amendment No.2 of Employment Agreement

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1)	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
	a)	Overview	3
	b)	Statement of Income Analysis	5
	c)	Balance Sheet Analysis	9
	d)	Accounting Changes	32
	e)	Critical Accounting Policies	32
	f)	Controls and Procedures (Item 4)	34
2)	Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
	a)	Overview	11
	b)	Credit Risk Management	11
	c)	Residual Risk Management	17
	d)	Operational Risk Management	17
	e)	Interest Rate Risk Management	18
	f)	Market Risk Management	21
	g)	Liquidity Risk Management	21
	h)	Capital Management	23
3)	Line of Business Financial Review		24
4)	Financial Statements (Item 1)		36
Part II — Other Information
1)	Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)		54
2)	Exhibits (Item 6)		54
3)	Signature		55
4)	Exhibits		56

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,781.7	$1,825.5	(2.4)%	$5,340.1	$5,400.8	(1.1)%
Noninterest income	1,436.7	1,286.3	11.7	4,168.4	3,771.5	10.5
Securities gains (losses), net	87.3	(108.9)	*	(84.4)	244.9	*

Total net revenue	3,305.7	3,002.9	10.1	9,424.1	9,417.2	.1
Noninterest expense	1,519.0	1,253.3	21.2	4,206.5	4,254.5	(1.1)
Provision for credit losses	165.1	310.0	(46.7)	604.6	968.0	(37.5)

Income from continuing operations before taxes	1,621.6	1,439.6	12.6	4,613.0	4,194.7	10.0
Taxable-equivalent adjustment	7.1	7.0	1.4	21.3	21.0	1.4
Applicable income taxes	549.0	491.9	11.6	1,480.9	1,433.9	3.3

Income from continuing operations	1,065.5	940.7	13.3	3,110.8	2,739.8	13.5
Discontinued operations (after-tax)	—	10.2	*	—	15.8	*

Net income	$1,065.5	$950.9	12.1	$3,110.8	$2,755.6	12.9

Per Common Share
Earnings per share from continuing operations	$.57	$.49	16.3%	$1.64	$1.43	14.7%
Diluted earnings per share from continuing operations	.56	.48	16.7	1.62	1.42	14.1
Earnings per share	.57	.49	16.3	1.64	1.43	14.7
Diluted earnings per share	.56	.49	14.3	1.62	1.43	13.3
Dividends declared per share	.240	.205	17.1	.720	.615	17.1
Book value per share	10.48	10.26	2.1
Market value per share	28.90	23.99	20.5
Average common shares outstanding	1,877.0	1,926.0	(2.5)	1,894.6	1,922.4	(1.4)
Average common diluted shares outstanding	1,903.7	1,939.8	(1.9)	1,919.4	1,932.4	(.7)
Financial Ratios
Return on average assets	2.21%	1.98%		2.18%	1.97%
Return on average equity	21.9	19.5		21.5	19.2
Net interest margin (taxable-equivalent basis)	4.22	4.43		4.26	4.51
Efficiency ratio (b)	47.2	40.3		44.2	46.4
Average Balances
Loans	$122,906	$119,982	2.4%	$120,966	$118,045	2.5%
Loans held for sale	1,405	4,460	(68.5)	1,611	4,078	(60.5)
Investment securities	42,502	37,777	12.5	43,243	36,059	19.9
Earning assets	168,187	163,865	2.6	167,182	159,832	4.6
Assets	191,585	190,241	.7	190,563	187,015	1.9
Noninterest-bearing deposits	29,791	31,907	(6.6)	29,807	32,412	(8.0)
Deposits	115,316	117,956	(2.2)	116,147	116,649	(.4)
Short-term borrowings	15,382	11,850	29.8	14,706	10,024	46.7
Long-term debt and junior subordinated debentures	35,199	33,794	4.2	34,254	33,737	1.5
Total shareholders’ equity	19,387	19,360	.1	19,338	19,202	.7

	September 30, 2004	December 31, 2003

Period End Balances
Loans	$124,826	$118,235	5.6%
Allowance for loan losses	2,184	2,184	—
Investment securities	39,654	43,334	(8.5)
Assets	192,844	189,471	1.8
Deposits	115,567	119,052	(2.9)
Long-term debt and junior subordinated debentures	38,004	33,816	12.4
Total shareholders’ equity	19,600	19,242	1.9
Regulatory capital ratios
Tangible common equity	6.4%	6.5%
Tier 1 capital	8.7	9.1
Total risk-based capital	12.7	13.6
Leverage	7.9	8.0

*	Not meaningful
(a)	Interest and rates are presented on a fully-taxable equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,065.5 million for the third quarter of 2004, or $.56 per diluted share, compared with $950.9 million, or $.49 per diluted share, for the third quarter of 2003. Return on average assets and return on average equity were 2.21 percent and 21.9 percent, respectively, for the third quarter of 2004, compared with returns of 1.98 percent and 19.5 percent, respectively, for the third quarter of 2003. The Company’s results for the third quarter of 2004 improved over the third quarter of 2003, primarily due to lower credit costs and growth in fee-based products and services. Included in the third quarter of 2004 were net gains on the sale of securities of $87.3 million, a net increase of $196.2 million over net securities losses realized in the third quarter of 2003. The third quarter of 2004 also included the recognition of $86.7 million of mortgage servicing rights (“MSR”) impairment, a $195.2 million unfavorable variance over the third quarter of 2003. Operating expenses for the third quarter of 2004 also reflected a reduction in pre-tax merger and restructuring-related items of $10.2 million ($6.7 million on an after-tax basis), compared with the third quarter of 2003. The $10.2 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion in 2003 of integration activities associated with the acquisition of NOVA Corporation (“NOVA”) and other smaller acquisitions.

     Total net revenue, on a taxable-equivalent basis, was $3,305.7 million for the third quarter of 2004, compared with $3,002.9 million for the third quarter of 2003, an increase of $302.8 million (10.1 percent) from a year ago. The increase in net revenue was comprised of a 29.4 percent increase in noninterest income and a 2.4 percent decline in net interest income. The 29.4 percent increase in noninterest income was driven by a net increase in gains (losses) on the sale of securities and growth in the majority of fee-based revenue categories. The growth in fee-based noninterest income included increases in payment services revenue, merchant processing services, mortgage banking revenue, deposit service charges, commercial products revenue, trust and investment management fees and other income. The expansion of the Company’s merchant acquiring business in Europe, including the purchase of the remaining 50 percent shareholder interest in EuroConex Technologies Ltd and the acquisitions of two European merchant acquiring businesses during the second quarter of 2004, accounted for approximately $24 million of the year-over-year change in fee-based income. The 2.4 percent decline in net interest income was driven by a lower net interest margin, partially offset by an increase in average earning assets. In the third quarter of 2004, average earning assets increased $4.3 billion (2.6 percent), compared with the same period in 2003, primarily due to growth in investment securities, retail loans and residential mortgages, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the third quarter of 2004 was 4.22 percent, compared with 4.43 percent in the third quarter of 2003. The decline in the net interest margin primarily reflected tighter credit spreads, a modest increase in the percent of total earning assets funded by wholesale sources of funding and higher rates paid on wholesale funding due to the impact of rising rates.
     Total noninterest expense was $1,519.0 million in the third quarter of 2004, compared with $1,253.3 million in the third quarter of 2003. The year-over-year increase in noninterest expense of $265.7 million (21.2 percent) was primarily driven by the unfavorable change in MSR intangible valuations of $195.2 million and operating expenses related to the expansion of the Company’s merchant acquiring business in Europe. The expense growth also reflected increases in compensation, employee benefits, marketing and business development, technology and communications and certain business integration costs. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 47.2 percent for the third quarter of 2004, compared with 40.3 percent for the third quarter of 2003.
     The provision for credit losses was $165.1 million for the third quarter of 2004, and $310.0 million for the third quarter of 2003, a year-over-year decrease of $144.9 million (46.7 percent). Net charge-offs in the third quarter of 2004 were $165.1 million, compared with net charge-offs of $309.9 million during the third quarter of 2003. The decline in the provision from a year ago primarily reflected declining levels of nonperforming loans, collection efforts and higher commercial loan recoveries. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the

U.S. Bancorp	3

Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Net income for the first nine months of 2004 was $3,110.8 million, or $1.62 per diluted share, compared with $2,755.6 million, or $1.43 per diluted share, for the first nine months of 2003. Return on average assets and return on average equity were 2.18 percent and 21.5 percent, respectively, for the first nine months of 2004, compared with returns of 1.97 percent and 19.2 percent, respectively, for the first nine months of 2003. The Company’s results for the first nine months of 2004 improved over the first nine months of 2003, primarily due to lower credit costs and growth in fee-based products and services. Included in the first nine months of 2004 were net losses on the sale of securities of $84.4 million, a net reduction of $329.3 million from net securities gains realized in the first nine months of 2003. The first nine months of 2004 also included a net $24.9 million impairment of MSR, a $183.8 million favorable variance over the first nine months of 2003. Net income for the first nine months of 2004 also included a $90.0 million reduction in income tax expense recognized in the first quarter of 2004 related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. In addition, operating results for the first nine months of 2004 included a $35.4 million debt prepayment charge recognized in the first quarter of 2004, partially offset by a reduction in pre-tax merger and restructuring-related items of $38.6 million ($25.4 million on an after-tax basis), compared with the first nine months of 2003.
     Total net revenue, on a taxable-equivalent basis, was $9,424.1 million for the first nine months of 2004, compared with $9,417.2 million for the first nine months of 2003, an increase of $6.9 million (.1 percent) from a year ago. The increase in net revenue was comprised of a 1.7 percent increase in noninterest income and a 1.1 percent decline in net interest income. The 1.7 percent increase in noninterest income was driven by growth in fee-based products and services, partially offset by a net reduction in gains (losses) on the sale of securities of $329.3 million. The 1.1 percent decline in net interest income was driven by a lower net interest margin, partially offset by an increase in average earning assets. In the first nine months of 2004, average earning assets increased $7.4 billion (4.6 percent), compared with the same period in 2003, primarily due to increases in investment securities, retail loans and residential mortgages, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the first nine months of 2004 was 4.26 percent, compared with 4.51 percent in the first nine months of 2003. The decline in the net interest margin primarily reflected tighter credit spreads, a modest increase in the percent of total earning assets funded by wholesale sources of funding and higher rates paid on wholesale funding due to the impact of rising rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar, a commercial loan conduit, onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total noninterest expense was $4,206.5 million in the first nine months of 2004, compared with $4,254.5 million in the first nine months of 2003. The year-over-year decline in noninterest expense of $48.0 million (1.1 percent) was primarily driven by the favorable change in MSR intangible valuations of $183.8 million and a $38.6 million reduction in merger and restructuring-related charges. These positive variances were partially offset by increases in compensation, employee benefits, professional services, marketing and business development and other operating expense, as well as expenses related to the expansion of the merchant acquiring business in Europe. Other operating expense included a $38.6 million charge related to debt prepayment and expense associated with charge-back exposure related to the Company’s airline merchant portfolio that was recorded in the second quarter of 2004. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 44.2 percent for the first nine months of 2004, compared with 46.4 percent for the first nine months of 2003.
     The provision for credit losses was $604.6 million for the first nine months of 2004, and $968.0 million for the first nine months of 2003, a year-over-year decrease of $363.4 million (37.5 percent). The decline in the provision from a year ago primarily reflected lower nonperforming assets and lower commercial and retail losses, which were the result of an improving credit risk profile, collection efforts and higher commercial loan recoveries. Net charge-offs in the first nine months of 2004 were $603.5 million, compared with net charge-offs of $966.6 million during the first nine months of 2003. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

     On December 31, 2003, the Company completed the spin-off of Piper Jaffray Companies (“Piper Jaffray”). In connection with the spin-off, accounting rules require that the Company’s financial statements be restated for all prior periods. Accordingly, historical financial results related to Piper Jaffray have been segregated and accounted for in the Company’s financial statements as discontinued operations. Net income for the third quarter and first nine months of 2003 included after-tax income from the discontinued operations of Piper Jaffray of $10.2 million and $15.8 million, respectively, which had an impact on both periods of $.01 per diluted share. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income In the third quarter of 2004 net interest income, on a taxable-equivalent basis, was $1,781.7 million, compared with $1,825.5 million in the third quarter of 2003, which represented a $43.8 million (2.4 percent) decrease from 2003. Net interest income for the first nine months of 2004, on a taxable equivalent basis, was $5,340.1 million, compared with $5,400.8 million for the first nine months of 2003, which represented a $60.7 million (1.1 percent) decrease from a year ago. The decline in net interest income for the third quarter and first nine months reflected modest growth in average earning assets, more than offset by lower net interest margins. Average earning assets in the third quarter and first nine months of 2004 increased $4.3 billion (2.6 percent) and $7.4 billion (4.6 percent), respectively, over the comparable periods of 2003. The increase in average earning assets for the third quarter and first nine months of 2004, compared with the same periods of 2003, was primarily driven by increases in investment securities, retail loans and residential mortgages, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the third quarter and first nine months of 2004 was 4.22 percent and 4.26 percent, respectively, compared with 4.43 percent and 4.51 percent for the comparable periods of 2003. The year-over-year decline in the net interest margin primarily reflected tighter credit spreads, a modest increase in the percent of total earning assets funded by wholesale sources of funding and higher rates paid on wholesale funding due to the impact of rising rates. The shift toward wholesale funding reflects, in part, asset/liability decisions to issue longer-term fixed-rate borrowings. In addition, the net interest margin declined for the first nine months of 2004 as a result of consolidating high credit quality, low margin loans from

Table 2	Analysis of Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(Dollars in Millions)	2004	2003	Change	2004	2003	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,309.9	$2,318.3	$(8.4)	$6,818.4	$6,991.3	$(172.9)
Expense on interest-bearing liabilities	528.2	492.8	35.4	1,478.3	1,590.5	(112.2)

Net interest income (taxable-equivalent basis)	$1,781.7	$1,825.5	$(43.8)	$5,340.1	$5,400.8	$(60.7)

Net interest income, as reported	$1,774.6	$1,818.5	$(43.9)	$5,318.8	$5,379.8	$(61.0)

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.47%	5.63%	(.16)%	5.44%	5.84%	(.40)%
Rate paid on interest-bearing liabilities	1.55	1.49	.06	1.46	1.66	(.20)

Gross interest margin (taxable-equivalent basis)	3.92%	4.14%	(.22)%	3.98%	4.18%	(.20)%

Net interest margin (taxable-equivalent basis)	4.22%	4.43%	(.21)%	4.26%	4.51%	(.25)%

Average balances
Investment securities	$42,502	$37,777	$4,725	$43,243	$36,059	$7,184
Loans	122,906	119,982	2,924	120,966	118,045	2,921
Earning assets	168,187	163,865	4,322	167,182	159,832	7,350
Interest-bearing liabilities	136,106	131,693	4,413	135,300	127,998	7,302
Net free funds (b)	32,081	32,172	(91)	31,882	31,834	48

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

U.S. Bancorp	5

the Stellar commercial loan conduit onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total average loans for the third quarter of 2004 were $2.9 billion (2.4 percent) higher than the third quarter of 2003, and year-to-date average loans were $2.9 billion (2.5 percent) higher than the first nine months of 2003. During the third quarter and first nine months of 2004, total average loan growth was driven by growth in average residential mortgages of $2.3 billion (19.1 percent) and $2.9 billion (26.5 percent), respectively, and average retail loan growth of $3.5 billion (9.0 percent) and $2.6 billion (6.9 percent), respectively. Total average commercial loans declined by $2.7 billion (6.3 percent) and $2.7 billion (6.5 percent) during the third quarter and first nine months of 2004, respectively, while average commercial real estate loans decreased by $.2 billion (.7 percent) and increased by $48 million (.2 percent) over the same periods. Although the consolidation of loans from the Stellar commercial loan conduit had a positive impact on average loan balances year-over-year, excess liquidity and improving cash flows among corporate borrowers have led to the overall decrease in total commercial loans.
     Average investment securities for the third quarter and first nine months of 2004 were higher by $4.7 billion (12.5 percent) and $7.2 billion (19.9 percent), respectively, compared with the same periods of 2003, reflecting the reinvestment of proceeds from declining average commercial loan balances and loans held for sale. The Company utilizes the investment portfolio as part of its overall asset/ liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. In connection with changing interest rates and its risk management activities, the Company made a decision to sell $2.6 billion of fixed-rate securities, classified as available-for-sale, recognizing an $87.3 million gain on the sale of securities. Also during the third quarter of 2004, the Company acquired $4.6 billion of securities, representing principally floating and shorter-term fixed-rate mortgage-backed securities, giving consideration to the Company’s overall asset/liability position. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits for the third quarter and first nine months of 2004 were lower by $2.1 billion (6.6 percent) and $2.6 billion (8.0 percent), respectively, compared with the same periods of 2003. While average branch-based noninterest-bearing deposits increased by 4.9 percent from a year ago, mortgage-related escrow balances and business related noninterest-bearing deposits, including wholesale, mortgage banking and government deposits, declined. Average interest-bearing deposits were lower by $.5 billion (.6 percent) for the third quarter of 2004 and higher by $2.1 billion (2.5 percent) for the first nine months of 2004, compared with the same periods of 2003. The year-over-year decrease in average interest-bearing deposits during the third quarter of 2004 included a decrease in average savings product balances of $1.9 billion (3.1 percent) and time certificates of deposit less than $100,000 of $2.0 billion (13.2 percent), partially offset by an increase in time deposits greater than $100,000 of $3.3 billion (29.2 percent). The decrease in average savings deposits and time certificates of deposit less than $100,000 was primarily due to pricing decisions by management in connection with the Company’s overall funding and risk management activities. The year-over-year increase in average interest-bearing deposits during the first nine months of 2004 included increases in average savings deposits of $4.6 billion (8.3 percent) and time deposits greater than $100,000 of $.2 billion (1.9 percent), offset somewhat by a decrease in time certificates of deposit less than $100,000 of $2.8 billion (17.4 percent).
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 52 and 53 for further information on net interest margin.

Provision for Credit Losses The provision for credit losses was $165.1 million and $310.0 million for the third quarter of 2004 and 2003, respectively, a year-over-year decrease of $144.9 million (46.7 percent). For the first nine months of 2004 and 2003, the provision for credit losses was $604.6 million and $968.0 million, respectively, a decrease of $363.4 million (37.5 percent). The decline from a year ago was primarily the result of lower nonperforming assets and lower retail and commercial loan losses, which were the result of an improving credit risk profile due to more favorable economic conditions, collection efforts and higher commercial loan recoveries. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the third quarter of 2004 was $1,524.0 million, an increase of $346.6 million (29.4 percent) from the third quarter of 2003. Noninterest income during the first nine months of 2004 was $4,084.0 million, compared with $4,016.4 million for the first nine months of 2003, which represented an increase of $67.6 million

6	U.S. Bancorp

(1.7 percent). The increase in noninterest income in both periods was driven by growth in fee-based revenue experienced in most categories of noninterest income. Securities gains (losses) during the third quarter and first nine months of 2004 represented a net increase of $196.2 million and a net reduction of $329.3 million, compared with the same periods of 2003.
     Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in the third quarter and first nine months of 2004 by $43.4 million (15.8 percent) and $97.7 million (12.1 percent), respectively, compared with the same periods of 2003. Although credit and debit card revenue grew year-over-year, the growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and MasterCard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers, which lowered interchange rates on signature debit transactions beginning in August 2003. The year-over-year impact of VISA’s settlement on debit card revenue for the third quarter and first nine months of 2004 was approximately $7.8 million and $23.4 million, respectively. This change in the interchange rate, in addition to higher customer loyalty rewards expenses, however, were more than offset by growth in transaction volumes and other rate changes. The corporate payment products revenue growth reflected growth in sales, card usage and rate changes. The favorable variance in ATM processing services revenue was due to increases in transaction volumes and sales. Merchant processing services revenue was higher in the third quarter and first nine months of 2004 by $41.2 million (28.2 percent) and $78.3 million (18.8 percent), respectively, compared with the same periods of 2003, reflecting an increase in transaction volume, higher merchant and equipment fees and the recent expansion of the Company’s merchant acquiring business in Europe. These acquisitions contributed approximately $26 million and $33 million of the increase for the third quarter and first nine months of 2004, respectively. Deposit service charges increased in the third quarter and first nine months of 2004 by $20.4 million (10.9 percent) and $65.5 million (12.4 percent), respectively, compared with the same periods of 2003, primarily due to account growth, revenue enhancement initiatives and transaction-related fees. Treasury management fees declined by $8.3 million (6.6 percent) in the third quarter of 2004, compared with the same period of 2003, and increased $6.9 million (2.0 percent) in the first nine months of 2004, compared with the same period of 2003. The decrease in treasury management fees during the third quarter was primarily due to higher fees in the third quarter of 2003 related to the change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees. During the third quarter and first nine months of 2004, year-over-year commercial products revenue increased $8.9 million (9.1 percent) and $22.5 million (7.5 percent), respectively, primarily due to growth in leasing revenue. Mortgage banking revenue increased $7.7 million (8.6 percent) and $26.1 million (9.5 percent) during the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003, primarily due to higher loan servicing revenue. Investment products fees and commissions revenue increased in the third quarter and first nine months of

Table 3	Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2004	2003	Change	2004	2003	Change

Credit and debit card revenue	$164.3	$137.6	19.4%	$464.9	$407.3	14.1%
Corporate payment products revenue	108.5	95.7	13.4	306.0	272.6	12.3
ATM processing services	45.2	41.3	9.4	132.3	125.6	5.3
Merchant processing services	187.5	146.3	28.2	493.7	415.4	18.8
Trust and investment management fees	240.2	239.8	.2	740.5	707.3	4.7
Deposit service charges	207.4	187.0	10.9	594.7	529.2	12.4
Treasury management fees	117.9	126.2	(6.6)	356.9	350.0	2.0
Commercial products revenue	106.7	97.8	9.1	324.5	302.0	7.5
Mortgage banking revenue	97.2	89.5	8.6	301.3	275.2	9.5
Investment products fees and commissions	37.1	35.5	4.5	118.6	108.7	9.1
Securities gains (losses), net	87.3	(108.9)	*	(84.4)	244.9	*
Other	124.7	89.6	39.2	335.0	278.2	20.4

Total noninterest income	$1,524.0	$1,177.4	29.4%	$4,084.0	$4,016.4	1.7%

*	Not meaningful

U.S. Bancorp	7

2004 by $1.6 million (4.5 percent) and $9.9 million (9.1 percent), respectively, compared with the same periods of 2003, primarily due to higher sales activities in the Consumer Banking business line. Other income was higher year-over-year by $35.1 million (39.2 percent) and $56.8 million (20.4 percent), during the third quarter and first nine months of 2004, respectively, principally due to a residual value insurance recovery of $17.2 million during the third quarter of 2004 and a favorable change in retail lease residual gains (losses).

Noninterest Expense Third quarter of 2004 noninterest expense was $1,519.0 million, an increase of $265.7 million (21.2 percent) from the third quarter of 2003. For the first nine months of 2004, noninterest expense was $4,206.5 million, a reduction of $48.0 million (1.1 percent) from the first nine months of 2003. The year-over-year increase during the third quarter was primarily due to the unfavorable change in MSR valuations of $195.2 million, while the year-over-year decrease during the first nine months was primarily due to the favorable change in MSR valuations of $183.8 million. Refer to Note 6 of the Notes to Consolidated Financial Statements for a sensitivity analysis on the fair value of MSR to future changes in interest rates. The favorable variance in merger and restructuring-related charges in the third quarter and first nine months of 2004 of $10.2 million and $38.6 million, respectively, was primarily due to the completion of integration activities associated with NOVA and other smaller acquisitions in 2003. Included in these variances in the third quarter and first nine months of 2004, were increases in compensation, employee benefits, marketing and business development, technology and communications and operating expenses related to the expansion of the Company’s merchant acquiring business in Europe, including certain business integration costs. During the third quarter of 2004, expenses related to the expansion of the Company’s merchant acquiring business in Europe accounted for approximately $29 million of the year-over-year increase, including $6 million of business integration costs. Compensation expense increased during the third quarter and first nine months of 2004, compared with the same periods of 2003, due to an increase in salaries, primarily due to in-store branch expansion, and performance-based incentives. Employee benefits increased primarily as a result of higher pension expense and higher payroll taxes. Pension and retirement expense increased by $14.7 million and $22.0 million, during the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. Marketing and business development expense increased by $12.0 million (24.7 percent) in the third quarter of 2004 and $15.1 million (11.7 percent) in the first nine months of 2004, compared with the same periods of 2003, reflecting the increase and timing of marketing campaigns. Technology and communications expense was higher year-over-year by $7.7 million (7.5 percent) and $2.8 million (.9 percent), during the third quarter and first nine months of 2004, respectively, primarily due to outsourcing certain institutional trust participant record-keeping functions and capital expenditures for imaging and other electronic payment initiatives. Other expense increased $16.8 million (8.4 percent) and $71.3 million (12.6 percent) in the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. The year-over-year increase during the first nine months of 2004

Table 4	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2004	2003	Change	2004	2003	Change

Compensation	$564.6	$543.8	3.8%	$1,673.0	$1,637.4	2.2%
Employee benefits	100.0	75.8	31.9	291.4	247.1	17.9
Net occupancy and equipment	159.2	161.3	(1.3)	468.3	482.1	(2.9)
Professional services	37.2	39.9	(6.8)	104.3	99.2	5.1
Marketing and business development	60.6	48.6	24.7	144.6	129.5	11.7
Technology and communications	109.8	102.1	7.5	313.9	311.1	.9
Postage, printing and supplies	61.4	61.6	(.3)	183.5	183.8	(.2)
Other intangibles	210.2	10.8	*	388.7	558.2	(30.4)
Merger and restructuring-related charges	—	10.2	*	—	38.6	*
Other	216.0	199.2	8.4	638.8	567.5	12.6

Total noninterest expense	$1,519.0	$1,253.3	21.2%	$4,206.5	$4,254.5	(1.1)%

Efficiency ratio (a)	47.2%	40.3%		44.2%	46.4%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

8	U.S. Bancorp

included $38.6 million of charges related to the prepayment of a portion of the Company’s long-term debt and charge-back exposure associated with the Company’s airline merchant portfolio that was recorded in the second quarter of 2004.

Income Tax Expense The provision for income taxes was $549.0 million (an effective rate of 34.0 percent) for the third quarter of 2004 and $1,480.9 million (an effective rate of 32.3 percent) for the first nine months of 2004, compared with $491.9 million (an effective rate of 34.3 percent) and $1,433.9 million (an effective rate of 34.4 percent) for the same periods of 2003. The improvement in the effective tax rate in the first nine months of 2004 primarily reflected a $90.0 million reduction in income tax expense in the first quarter of 2004 related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999.

     Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion on income taxes.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $124.8 billion at September 30, 2004, compared with $118.2 billion at December 31, 2003, an increase of $6.6 billion (5.6 percent). The increase in total loans was driven by growth in retail loans, commercial loans and residential mortgages. Commercial loans, including lease financing, totaled $40.2 billion at September 30, 2004, compared with $38.5 billion at December 31, 2003, an increase of $1.6 billion (4.2 percent). The increase in commercial loans was driven by new customer relationships, increased utilization under lines of credit by commercial customers and increases in corporate card balances. The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.4 billion at September 30, 2004, compared with $27.2 billion at December 31, 2003.

     Residential mortgages held in the loan portfolio were $14.7 billion at September 30, 2004, compared with $13.5 billion at December 31, 2003, an increase of $1.3 billion (9.5 percent). The increase in residential mortgages was primarily the result of decisions to retain a greater portion of the Company’s adjustable-rate loan production.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $42.5 billion at September 30, 2004, compared with $39.0 billion at December 31, 2003. The $3.5 billion (9.0 percent) increase was driven by an increase in home equity lines of credit, retail leasing, automobile loans and leases and installment loans.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary markets, were $1,372 million at September 30, 2004, compared with $1,433 million at December 31, 2003. The decrease of $61 million (4.3 percent) was primarily due to the timing of loan originations and sales during the first nine months of 2004. Mortgage loan production is highly correlated to changes in interest rates with declines in balances during a period of rising interest rates.

Investment Securities At September 30, 2004, investment securities, both available-for-sale and held-to-maturity, totaled $39.7 billion, compared with $43.3 billion at December 31, 2003. The $3.7 billion (8.5 percent) decrease primarily reflected the sale of $6.4 billion of fixed-rate securities, along with maturities and prepayments, partially offset by purchases of primarily floating-rate securities. At September 30, 2004, approximately 35.9 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 22.2 percent as of December 31, 2003. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.

Deposits Total deposits were $115.6 billion at September 30, 2004, compared with $119.1 billion at December 31, 2003, a decrease of $3.5 billion (2.9 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits, interest checking, money market accounts and time certificates of deposit less than $100,000, partially offset by increases in time deposits greater than $100,000.

     Noninterest-bearing deposits were $31.6 billion at September 30, 2004, compared with $32.5 billion at December 31, 2003, a decrease of $.9 billion (2.7 percent), primarily due to lower government banking and mortgage related deposits and seasonality of corporate trust deposits.
     Interest-bearing deposits totaled $84.0 billion at September 30, 2004, compared with $86.6 billion at December 31, 2003, a decrease of $2.6 billion (3.0 percent). The decrease in interest-bearing deposits included decreases in money market accounts of

U.S. Bancorp	9

$3.1 billion (9.2 percent), time certificates of deposits less than $100,000 of $1.1 billion (8.0 percent) and interest checking of $.7 billion (3.3 percent). These decreases were partially offset by an increase in time deposits greater than $100,000 of $2.1 billion (18.1 percent), along with a 3.8 percent increase in savings accounts. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The declines in interest-bearing deposits were primarily related to pricing decisions by management in connection with overall funding activities.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings,

Table 5	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
September 30, 2004 (Dollars in Millions)	Cost	Value	Years	Yield	Cost	Value	Years	Yield

U.S. Treasury and agencies
Maturing in one year or less	$64	$64	.55	3.35%	$—	$—	—	—%
Maturing after one year through five years	160	165	2.13	4.52	—	—	—	—
Maturing after five years through ten years	229	223	8.52	4.01	—	—	—	—
Maturing after ten years	1,150	1,114	18.76	3.07	—	—	—	—

Total	$1,603	$1,566	14.91	3.36%	$—	$—	—	—%

Mortgage-backed securities
Maturing in one year or less	$1,842	$1,851	.60	3.46%	$—	$—	—	—%
Maturing after one year through five years	20,711	20,713	3.66	4.27	12	12	3.07	5.30
Maturing after five years through ten years	13,509	13,429	6.34	4.57	—	—	—	—
Maturing after ten years	694	703	15.04	2.78	—	—	—	—

Total	$36,756	$36,696	4.71	4.31%	$12	$12	3.07	5.30%

Asset-backed securities
Maturing in one year or less	$47	$48	.83	5.61%	$—	$—	—	—%
Maturing after one year through five years	37	37	2.25	5.36	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$84	$85	1.46	5.50%	$—	$—	—	—%

Obligations of state and political subdivisions
Maturing in one year or less	$118	$120	.34	7.49%	$10	$10	.32	5.85%
Maturing after one year through five years	120	126	2.45	7.26	37	39	2.72	6.49
Maturing after five years through ten years	10	10	6.00	8.04	22	24	7.06	6.43
Maturing after ten years	—	—	—	—	39	41	14.00	6.55

Total	$248	$256	1.58	7.40%	$108	$114	7.42	6.44%

Other debt securities:
Maturing in one year or less	$3	$4	.58	8.87%	$—	$—	—	—%
Maturing after one year through five years	111	111	2.33	10.05	—	—	—	—
Maturing after five years through ten years	5	5	5.63	2.73	—	—	—	—
Maturing after ten years	499	492	22.60	2.46	—	—	—	—

Total	$618	$612	18.70	3.86%	$—	$—	—	—%

Other investments	$317	$319	—	—%	$—	$—	—	—%

Total investment securities	$39,626	$39,534	5.32	4.29%	$120	$126	7.00	6.33%

Note:	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments. Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

The weighted-average maturity of the available-for-sale investment securities was 5.32 years at September 30, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted-average yields were 4.29% and 4.27%, respectively. The weighted-average maturity of the held-to-maturity investment securities was 7.00 years at September 30, 2004, compared with 6.16 years at December 31, 2003. The corresponding weighted-averaged yields were 6.33% and 6.05%, respectively.

	September 30, 2004		December 31, 2003

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$1,603	4.0%	$1,634	3.7%
Mortgage-backed securities	36,768	92.5	40,243	92.3
Asset-backed securities	84	.2	250	.6
Obligations of state and political subdivisions	356	.9	473	1.1
Other securities and investments	935	2.4	993	2.3

Total investment securities	$39,746	100.0%	$43,593	100.0%

10	U.S. Bancorp

which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $12.6 billion at September 30, 2004, compared with $10.9 billion at December 31, 2003. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $1.8 billion (16.6 percent) in short-term borrowings reflected wholesale funding associated with the Company’s modest earning asset growth. Long-term debt was $35.3 billion at September 30, 2004, an increase of $4.1 billion (13.2 percent), compared with $31.2 billion at December 31, 2003. The increase in long-term debt during the first nine months of 2004 was primarily driven by the issuance of $11.2 billion of bank notes, partially offset by maturities of $5.3 billion and prepayments of $2.2 billion of Federal Home Loan Bank (“FHLB”) advances. The prepayment of FHLB advances during the first quarter of 2004 and the issuance of predominantly fixed-rate funding was done in connection with asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process completely independent of Company management that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. Lenders are assigned lending grades based on their level of experience and customer service requirements. Lending grades represent the level of approval authority for the amount of credit exposure and level of risk. Credit officers reporting independently to Credit Administration have higher levels of lending grades and support the business units in their credit decision process. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions. The Company uses the risk rating system for regulatory reporting, determining the frequency of review of the credit exposures, and evaluation and determination of the adequacy of the allowance for credit losses. The Company regularly forecasts potential changes in risk ratings, nonperforming status and potential for loss and the estimated impact on the allowance for credit losses. In the Company’s retail banking operations, standard credit scoring systems are used to assess credit risks of consumer, small business and small-ticket leasing customers and to price these products accordingly. The Company conducts the underwriting and collections of its retail products in loan underwriting and servicing centers specializing in certain retail products. Forecasts of delinquency levels, bankruptcies and losses in conjunction with projection of estimated losses by delinquency categories and vintage information are regularly prepared

U.S. Bancorp	11

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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Economic conditions during the third quarter of 2004 have improved somewhat from the third quarter of

Table 6	Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2004	2003

Commercial
Commercial	$347.7	$623.5
Lease financing	91.3	113.3

Total commercial	439.0	736.8
Commercial real estate
Commercial mortgages	165.7	177.6
Construction and development	35.3	39.9

Total commercial real estate	201.0	217.5
Residential mortgages	45.3	40.5
Retail
Retail leasing	.1	.4
Other retail	17.1	24.8

Total retail	17.2	25.2

Total nonperforming loans	702.5	1,020.0
Other real estate	68.7	72.6
Other assets	33.4	55.5

Total nonperforming assets	$804.6	$1,148.1

Restructured loans accruing interest (b)	$3.7	$18.0
Accruing loans 90 days or more past due	$291.8	$329.4
Nonperforming loans to total loans	.56%	.86%
Nonperforming assets to total loans plus other real estate	.64%	.97%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2003	$1,082.4	$65.7	$1,148.1
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	513.4	35.1	548.5
Advances on loans	30.2	—	30.2

Total additions	543.6	35.1	578.7
Reductions in nonperforming assets
Paydowns, payoffs	(404.3)	(20.8)	(425.1)
Net sales	(110.7)	—	(110.7)
Return to performing status	(78.8)	(13.5)	(92.3)
Charge-offs (c)	(287.4)	(6.7)	(294.1)

Total reductions	(881.2)	(41.0)	(922.2)

Net reductions in nonperforming assets	(337.6)	(5.9)	(343.5)

Balance September 30, 2004	$744.8	$59.8	$804.6

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

12	U.S. Bancorp

2003, as reflected in higher levels of employment, stronger corporate earnings and lower credit delinquencies and business bankruptcies.

Analysis of Nonperforming Assets Nonperforming assets represent a key indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments on nonperforming assets are typically applied against the principal balance and not recorded as income. At September 30, 2004, total nonperforming assets were $804.6 million, compared with $1,148.1 million at December 31, 2003. The ratio of total nonperforming assets to total loans and other real estate decreased to .64 percent at September 30, 2004, compared with .97 percent at December 31, 2003. The improvement in credit quality has been broad-based across most industry categories reflecting continued improvement in economic conditions. While nonperforming assets are expected to continue to decline slightly during the next few quarters, the ongoing level of nonperforming assets is expected to stabilize in mid-2005.

     The Company had restructured loans of $70.6 million as of September 30, 2004, compared with $58.5 million as of December 31, 2003. Commitments to lend additional funds under restructured loans were $8.7 million as of September 30, 2004, compared with $8.2 million as of December 31, 2003. Restructured loans performing under the restructured terms beyond a specific timeframe may be reported as accruing. Of the Company’s total restructured loans at September 30, 2004, $3.7 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $291.8 million at September 30, 2004, compared with $329.4 million at December 31, 2003. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans 90 days or more past due and accruing to total loans declined to .23 percent at September 30, 2004, compared with .28 percent at December 31, 2003. Improving economic conditions and the Company’s continued focus on the credit process are the primary factors for the favorable change from December 31, 2003. Given the relative level of loans 90 days or more past due, the Company does not anticipate significant reductions in future periods.

Table 7	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2004	2003

Commercial
Commercial	.06%	.06%
Lease financing	—	.04

Total commercial	.05	.06
Commercial real estate
Commercial mortgages	.01	.02
Construction and development	.01	.03

Total commercial real estate	.01	.02
Residential mortgages	.46	.61
Retail
Credit card	1.76	1.68
Retail leasing	.08	.14
Other retail	.29	.41

Total retail	.47	.56

Total loans	.23%	.28%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2004	2003

Commercial	1.14%	1.97%
Commercial real estate	.75	.82
Residential mortgages	.77	.91
Retail	.51	.62

Total loans	.80%	1.14%

U.S. Bancorp	13

     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.
     The decline in residential mortgage delinquencies at September 30, 2004, compared with December 31, 2003, reflected the general improvement in economic conditions, collection efforts and the effect of portfolio growth on delinquency ratios reported on a concurrent basis. The decline in retail loan delinquencies as of September 30, 2004, compared with December 31, 2003, reflected improving economic conditions as well as ongoing collection efforts, risk management actions taken by the Company and the effect of portfolio growth on delinquency ratios reported on a concurrent basis.

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2004	2003	2004	2003

Residential Mortgages
30-89 days	$100.6	$102.9	.68%	.76%
90 days or more	68.2	82.5	.46	.61
Nonperforming	45.3	40.5	.31	.30

Total	$214.1	$225.9	1.45%	1.68%

Retail
Credit Card
30-89 days	$134.9	$150.9	2.17%	2.54%
90 days or more	109.4	99.5	1.76	1.68
Nonperforming	—	—	—	—

Total	$244.3	$250.4	3.93%	4.22%
Retail Leasing
30-89 days	$66.0	$78.8	.95%	1.31%
90 days or more	5.9	8.2	.08	.14
Nonperforming	.1	.4	—	.01

Total	$72.0	$87.4	1.03%	1.45%
Other Retail
30-89 days	$251.7	$311.9	.86%	1.15%
90 days or more	84.6	110.2	.29	.41
Nonperforming	17.1	24.8	.06	.09

Total	$353.4	$446.9	1.21%	1.65%

Analysis of Net Loan Charge-offs Total loan net charge-offs were $165.1 million and $603.5 million during the third quarter and first nine months of 2004, respectively, compared with net charge-offs of $309.9 million and $966.6 million, respectively, for the same periods of 2003. The ratio of total loan net charge-offs to average loans in the third quarter and first nine months of 2004 was .53 percent and .67 percent, respectively, compared with 1.02 percent and 1.09 percent, respectively, for the same periods of 2003. The overall level of net charge-offs in the third quarter and first nine months of 2004 reflected the Company’s ongoing efforts to reduce the overall risk profile of the organization, improved economic conditions, higher commercial loan recoveries in the third quarter of 2004, refinancings by customers and higher asset valuations. Net charge-offs are expected to increase modestly as commercial loan recoveries return to more normal levels in future periods.

     Commercial and commercial real estate loan net charge-offs for the third quarter of 2004 were $26.1 million (.16 percent of average loans outstanding), compared with $153.6 million (.88 percent of average loans outstanding) for the third quarter of 2003. Commercial and commercial real estate loan net charge-offs for the first nine months of 2004 were $167.4 million (.34 percent of average loans outstanding), compared with $480.0 million (.93 percent of average loans outstanding) for the first nine months of 2003. The year-over-year decline in commercial loan net charge-offs of $122.2 million during the third quarter of 2004 continues to be broad-based across most industries within the commercial loan portfolio and was favorably influenced by higher levels of commercial loan recoveries in the third quarter of 2004. Higher levels of commercial loan recoveries are not expected to continue into 2005.
     Retail loan net charge-offs for the third quarter of 2004 were $132.3 million (1.26 percent of average loans outstanding), compared with $149.0 million (1.54 percent of average loans outstanding) for the third quarter of 2003. Retail loan net charge-offs for the first nine months of 2004 were $414.8 million (1.36 percent of average loans outstanding), compared with

14	U.S. Bancorp

$466.9 million (1.64 percent of average loans outstanding) for the same period in 2003. Lower levels of retail loan net charge-offs principally reflected changes by the Company in underwriting, ongoing collection efforts and other risk management activities. The decline also reflected lower delinquency ratios from a year ago as the economy continues to improve.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit including traditional branch credit, indirect lending, student lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”), participates in all facets of the Company’s consumer lending activities. USBCF specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. USBCF manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by USBCF exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.

The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Three Months Ended September 30,				Nine Months Ended September 30,

	Average Loan		Percent of		Average Loan		Percent of
	Balance		Average Loans		Balance		Average Loans

(Dollars in Millions)	2004	2003	2004	2003	2004	2003	2004	2003

Consumer Finance (a)
Residential mortgages	$4,708	$3,669	.46%	.40%	$4,432	$3,312	.45%	.46%
Home equity and second mortgages	2,527	2,259	1.93	2.50	2,322	2,408	2.20	2.40
Other retail	426	379	4.42	4.52	414	349	4.70	4.48
Traditional Branch
Residential mortgages	$9,861	$8,565	.05%	.17%	$9,647	$7,819	.09%	.14%
Home equity and second mortgages	11,761	10,834	.22	.33	11,493	10,883	.23	.36
Other retail	14,125	13,487	.99	1.47	13,946	13,189	1.16	1.54
Total Company
Residential mortgages	$14,569	$12,234	.18%	.24%	$14,079	$11,131	.20%	.24%
Home equity and second mortgages	14,288	13,093	.52	.70	13,815	13,291	.56	.73
Other retail	14,551	13,866	1.09	1.55	14,360	13,538	1.26	1.61

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity loans and second mortgage loans with a loan-to-value greater than 100 percent that were originated in the branches.

Table 8	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Commercial
Commercial	.03%	1.33%	.36%	1.40%
Lease financing	1.49	1.52	1.60	1.80

Total commercial	.21	1.35	.51	1.45
Commercial real estate
Commercial mortgages	.05	.12	.06	.12
Construction and development	.14	.25	.16	.16

Total commercial real estate	.08	.15	.08	.13
Residential mortgages	.18	.24	.20	.24
Retail
Credit card	4.16	4.20	4.24	4.71
Retail leasing	.56	.83	.62	.90
Home equity and second mortgages	.52	.70	.56	.73
Other retail	1.09	1.55	1.26	1.61

Total retail	1.26	1.54	1.36	1.64

Total loans	.53%	1.02%	.67%	1.09%

U.S. Bancorp	15

Table 9	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2004	2003	2004	2003

Balance at beginning of period	$2,369.7	$2,367.6	$2,368.6	$2,422.0
Charge-offs
Commercial
Commercial	55.9	146.6	204.2	429.8
Lease financing	29.1	31.6	89.6	111.4

Total commercial	85.0	178.2	293.8	541.2
Commercial real estate
Commercial mortgages	5.0	9.6	18.9	27.8
Construction and development	3.6	4.7	9.9	9.8

Total commercial real estate	8.6	14.3	28.8	37.6
Residential mortgages	7.9	8.3	24.5	22.4
Retail
Credit card	71.5	67.7	212.7	213.9
Retail leasing	12.3	14.0	37.0	43.7
Home equity and second mortgages	22.1	26.4	68.0	81.0
Other retail	52.1	64.7	173.8	202.0

Total retail	158.0	172.8	491.5	540.6

Total charge-offs	259.5	373.6	838.6	1,141.8
Recoveries
Commercial
Commercial	53.2	22.7	112.2	45.1
Lease financing	10.9	12.4	31.2	42.3

Total commercial	64.1	35.1	143.4	87.4
Commercial real estate
Commercial mortgages	2.3	3.7	9.8	9.7
Construction and development	1.1	.1	2.0	1.7

Total commercial real estate	3.4	3.8	11.8	11.4
Residential mortgages	1.2	1.0	3.2	2.7
Retail
Credit card	7.2	8.4	22.3	21.4
Retail leasing	2.7	1.8	6.6	5.0
Home equity and second mortgages	3.4	3.2	9.6	8.5
Other retail	12.4	10.4	38.2	38.8

Total retail	25.7	23.8	76.7	73.7

Total recoveries	94.4	63.7	235.1	175.2
Net Charge-offs
Commercial
Commercial	2.7	123.9	92.0	384.7
Lease financing	18.2	19.2	58.4	69.1

Total commercial	20.9	143.1	150.4	453.8
Commercial real estate
Commercial mortgages	2.7	5.9	9.1	18.1
Construction and development	2.5	4.6	7.9	8.1

Total commercial real estate	5.2	10.5	17.0	26.2
Residential mortgages	6.7	7.3	21.3	19.7
Retail
Credit card	64.3	59.3	190.4	192.5
Retail leasing	9.6	12.2	30.4	38.7
Home equity and second mortgages	18.7	23.2	58.4	72.5
Other retail	39.7	54.3	135.6	163.2

Total retail	132.3	149.0	414.8	466.9

Total net charge-offs	165.1	309.9	603.5	966.6

Provision for credit losses	165.1	310.0	604.6	968.0
Acquisitions and other changes	—	—	—	(55.7)

Balance at end of period	$2,369.7	$2,367.7	$2,369.7	$2,367.7

Components
Allowance for loan losses	$2,184.0	$2,184.0
Liability for unfunded credit commitments (a)	185.7	183.7

Total allowance for credit losses	$2,369.7	$2,367.7

Allowance for credit losses as a percentage of
Period-end loans	1.90%	1.98%
Nonperforming loans	337	202
Nonperforming assets	295	180
Annualized net charge-offs	361	193

(a)	During the first quarter of 2004, the Company reclassified the portion of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account. Amounts for periods presented in 2003 represent estimates.

16	U.S. Bancorp

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

     At September 30, 2004, the allowance for credit losses was $2,369.7 million (1.90 percent of loans), compared with an allowance of $2,368.6 million (2.00 percent of loans) at December 31, 2003. The ratio of the allowance for credit losses to nonperforming loans was 337 percent at September 30, 2004, compared with 232 percent at December 31, 2003. The ratio of the allowance for credit losses to annualized loan net charge-offs was 361 percent at September 30, 2004, compared with 189 percent at December 31, 2003.
     Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2004, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, the accruing loans 90 days or more past due, and the lease financing, commercial real estate, residential mortgages and retail delinquency categories relative to December 31, 2003. Management also considered the uncertainty related to certain industry sectors, including the transportation sector, the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio, concentration risks associated with commercial real estate and the fact that nonperforming assets remain at somewhat elevated levels despite recent improvements. Finally, the Company considered the improving economic trends, including improving corporate earnings, changes in unemployment rates, the level of bankruptcies and general economic indicators.

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

     Included in the retail leasing portfolio was approximately $3.9 billion of retail leasing residuals at September 30, 2004, compared with $3.3 billion at December 31, 2003. At September 30, 2004, the commercial leasing portfolio had $784 million of residuals, compared with $816 million at December 31, 2003. No significant change in the concentration of the portfolios has occurred since December 31, 2003.

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
     The table below summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At September 30, 2004, the Company’s overall interest rate risk position was substantially neutral to changes in interest rates. Rate sensitive income includes net interest income as well as other income items that are sensitive to interest rates, including asset management fees, mortgage banking and the impact from compensating deposit balances. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. At September 30, 2004, and December 31, 2003, the Company was within its policy guidelines.

Sensitivity of Net Interest Income and Rate Sensitive Income:

	September 30, 2004					December 31, 2003

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	(.80)%	.31%	*	%	(.04)%	1.30%	.19%	*	%	(.02)%
Rate sensitive income	(.69)%	.13%	*	%	(.56)%	.74%	.01%	*	%	(.54)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at September 30, 2004. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario resulted in a 1.9 percent decrease in the market value of equity at September 30, 2004, compared with a 3.1 percent decrease at December 31, 2003. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario resulted in a 1.4 percent decrease at September 30, 2004, and a 1.3 percent increase at December 31, 2003. At September 30, 2004, and December 31, 2003, the Company was within its policy guidelines.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of September 30, 2004, were well within policy guidelines. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.68 years at September 30, 2004, compared with 1.91 years at December 31, 2003. The duration of liabilities was 2.15 years at September 30, 2004, compared with 2.18 years at December 31, 2003. After giving effect to the Company’s derivative positions, the estimated duration of equity at September 30, 2004 was ..99 years, compared with 1.35 years at December 31, 2003. The duration of equity measure shows that sensitivity of the market value of equity of the Company was relatively neutral to changes in interest rates.

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

U.S. Bancorp	19

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
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $32.3 billion of total notional amount of asset and liability management derivative positions at September 30, 2004, $29.2 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, subordinated obligations and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $1.5 billion of forward commitments to sell mortgage loans and $1.5 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 10.
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
     At September 30, 2004, the Company had $174.6 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2004 and the next 12 months is $22.5 million and $84.8 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the third quarter and first nine months of 2004. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $4.9 million and $9.5 million for the third quarter and first nine months of 2004, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the third quarter and first nine months of 2004.
     Beginning in the second quarter of 2004, the Company entered into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the third quarter and the first nine months of 2004 was not material.

20	U.S. Bancorp

     Table 10 summarizes information on the Company’s derivative positions at September 30, 2004.

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $20 million at September 30, 2004, compared with $40 million at December 31, 2003. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $2.7 million at September 30, 2004, compared with $1.5 million at December 31, 2003.

Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that

Table 10	Derivative Positions

			Weighted-
			Average
			Remaining
	Notional	Fair	Maturity
September 30, 2004 (Dollars in Millions)	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$19,520	$536	5.33
Pay fixed/receive floating swaps	8,275	10	1.33
Futures and forwards	2,660	(14)	.12
Options
Written	1,514	(1)	.15
Foreign exchange forward contracts	272	1	.08
Equity contracts	48	1	4.55

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$6,364	$126	4.50
Pay fixed/receive floating swaps	6,364	(93)	4.50
Options
Purchased	882	9	3.33
Written	882	(8)	3.33
Risk participation agreements (a)
Purchased	138	—	7.36
Written	72	—	2.86
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,151	59	.42
Sell	2,110	(57)	.43
Options
Purchased	3	—	.11
Written	3	—	.11

(a)	At September 30, 2004, the credit equivalent amount was $1 million and $5 million for purchased and written risk participation agreements, respectively.

U.S. Bancorp	21

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
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views on the Company’s credit quality, liquidity, capital and earnings. On September 27, 2004, Fitch Ratings upgraded the Company’s senior long-term debt ratings to “AA -” and raised the Company’s short-term debt ratings to “F-1+”.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At September 30, 2004, parent company long-term debt outstanding was $4.5 billion, compared with $5.2 billion at December 31, 2003. The change in long-term debt in the first nine months of 2004 was driven by medium-term note maturities of $.6 billion and fixed-rate subordinated note prepayments of $.1 billion. Total parent company debt scheduled to mature in the remainder of 2004 is $250 million. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $1.7 billion at September 30, 2004.

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

22	U.S. Bancorp

on off-balance sheet arrangements for liquidity or capital resources.
     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets of $6.1 billion at September 30, 2004, and $7.3 billion at December 31, 2003. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $6.1 billion at September 30, 2004, and $7.3 billion at December 31, 2003.
     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $35.3 million at September 30, 2004 and $47.3 million at December 31, 2003. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $65.0 million at September 30, 2004, and $89.5 million at December 31, 2003.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $405.8 million at September 30, 2004, of which the Company retained $91.9 million of subordinated securities, transferor’s interests of $10.2 million and a residual interest-only strip of $36.9 million. This compared with $497.5 million in assets at December 31, 2003, of which the Company retained $112.4 million of subordinated securities, transferor’s interests of $12.4 million and a residual interest-only strip of $34.4 million. The securitization trust issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $9.2 million and $24.1 million during the third quarter and first nine months of 2004, respectively, and $6.6 million and $23.9 million, respectively, during the same periods of 2003. The unsecured small business credit securitization held average assets of $423.1 million and $550.0 million in the third quarter of 2004 and 2003, respectively.
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

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 94 percent of earnings and 110 percent of earnings during the third quarter and first nine months of 2004, respectively. Total shareholders’ equity was $19.6 billion at September 30, 2004, compared with $19.2 billion at December 31, 2003. The increase was the result of corporate earnings offset by dividends and share repurchases.

Table 11	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2004	2003

Tangible common equity	$11,819	$11,858
As a percent of tangible assets	6.4%	6.5%
Tier 1 capital	$14,589	$14,623
As a percent of risk-weighted assets	8.7%	9.1%
As a percent of adjusted quarterly average assets (leverage ratio)	7.9%	8.0%
Total risk-based capital	$21,428	$21,710
As a percent of risk-weighted assets	12.7%	13.6%

U.S. Bancorp	23

     Tangible common equity to assets was 6.4 percent at September 30, 2004, compared with 6.5 percent at December 31, 2003. The Tier 1 capital ratio was 8.7 percent at September 30, 2004, compared with 9.1 percent at December 31, 2003. The total risk-based capital ratio was 12.7 percent at September 30, 2004, compared with 13.6 percent at December 31, 2003. The leverage ratio was 7.9 percent at September 30, 2004, compared with 8.0 percent at December 31, 2003. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
     On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock over the following 24 months. The following table provides a detailed analysis of all shares repurchased under this authorization during the third quarter of 2004:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased (a)	per Share	Purchased

July	6,335,701	$28.14	81,055,584
August	7,321,514	28.72	73,734,070
September	5,802,388	29.13	67,931,682

Total	19,459,603	$28.65	67,931,682

(a)	All shares purchased during the third quarter of 2004 were purchased under the publicly announced December 16, 2003 repurchase authorization.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Certain expenses, including charges for potential litigation and liabilities for certain guarantees, are included in the line of business results upon final resolution. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services primarily measured by the volume of customer activities. These allocated expenses are reported as net shared services expense. Certain corporate activities that do not directly support the operations of the lines of business are not charged to the lines of business. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management and Payment Services lines of business is based on net charge-offs, while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Merger and restructuring-related charges, discontinued operations and cumulative effects of changes in accounting principles are not identified by or allocated to lines of business. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as Trust and Asset Management, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of

24	U.S. Bancorp

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

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $278.0 million of the Company’s operating earnings for the third quarter of 2004 and $795.1 million for the first nine months of 2004, increases of $64.8 million (30.4 percent) and $157.8 million (24.8 percent), respectively, compared with the same periods of 2003. The increase in operating earnings in the third quarter of 2004 and the first nine months of 2004, compared with the same periods of 2003, was driven by reductions in the provision for credit losses and total noninterest expense, partially offset by a decline in total net revenue.

     Total net revenue decreased $26.4 million (4.3 percent) in the third quarter of 2004 and $83.2 million (4.5 percent) in the first nine months of 2004, compared with the same periods of 2003. Net interest income, on a taxable-equivalent basis, decreased 4.4 percent and 5.5 percent, respectively, compared with the third quarter of 2003 and the first nine months of 2003, as average loans decreased $3.0 billion (6.5 percent) and $2.7 billion (5.9 percent) over the same periods. The decline in average loans was driven, in part, by soft customer loan demand through early 2004, in addition to the Company’s decisions to tighten credit availability to certain types of lending products, industries and customers and reductions due to asset workout activities. The decline in average loans was partially offset by the consolidation of the commercial loan conduit onto the Company’s balance sheet during the third quarter of 2003. While average total deposits decreased 5.9 percent during the third quarter of 2004, compared with the same period of a year ago, due to reductions in government and mortgage-related deposits, the net interest spread on deposits increased due to the funding benefit associated with the impact of rising interest rates over the last several quarters. Although average total deposits increased 1.1 percent during the first nine months of 2004, compared with the same period of a year ago, the net interest spread from deposits declined due to a shift in the mix of deposits from lower cost noninterest-bearing deposits balances (a 16.8 percent decline) into interest-bearing deposit balances. The decrease in noninterest-bearing deposits year-over-year was primarily driven by declines in mortgage-related and government deposits, primarily due to a decision by the Federal government to pay fees for treasury management services rather than maintain compensating balances.
     Noninterest income decreased $8.2 million (4.3 percent) and $14.0 million (2.4 percent) in the third quarter of 2004 and the first nine months of 2004, respectively, compared with the same periods of 2003. The decrease in noninterest income in the third quarter of 2004 was primarily due to lower treasury management-related fees and commercial products revenue, partially offset by higher other fee revenue. The decrease in treasury management-related fees was primarily driven by a change in the Federal government’s payment methodology for services from compensating balances, reflected in net interest income, to fees, during the third quarter of 2003. The decrease in commercial products revenue is primarily attributable to lower syndication and other commercial loan fees, and the consolidation of the commercial loan conduit onto the Company’s balance sheet in the third quarter of 2003. The decrease in noninterest income in the first nine months of 2004 was primarily due to declines in commercial products revenue resulting from the consolidation of the commercial loan conduit onto the Company’s balance sheet, as well as lower trust and investment management fees and other fee revenue. These declines were partially offset by growth in treasury management-related fees, commercial leasing, international banking, foreign exchange and syndication fees, compared with the same periods of 2003.
     Total noninterest expense was $158.1 million in the third quarter of 2004 and $480.3 million in the first nine months of 2004, compared with $169.4 million in the third quarter of 2003 and $510.8 million in the first nine months of 2003, representing declines of $11.3 million (6.7 percent) and $30.5 million (6.0 percent), respectively. The $11.3 million decrease (6.7 percent) in the third quarter of 2004, compared with the same period of 2003, was primarily due to cost savings initiatives that reduced personnel-related costs, lower software expenses and other expenses. Loan workout expenses declined in the third quarter of 2004, compared with the third quarter of 2003, as the credit quality of the loan portfolio has improved. Net shared services costs decreased in the third quarter of 2004,

U.S. Bancorp	25

Table 12	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended September 30 (Dollars in Millions)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$399.4	$417.6	(4.4)%	$919.8	$922.6	(.3)%
Noninterest income	182.5	191.3	(4.6)	462.7	392.1	18.0
Securities gains (losses), net	.6	—	*	86.9	(108.7)	*

Total net revenue	582.5	608.9	(4.3)	1,469.4	1,206.0	21.8
Noninterest expense	153.6	164.6	(6.7)	588.9	594.1	(.9)
Other intangibles	4.5	4.8	(6.3)	148.7	(52.0)	*

Total noninterest expense	158.1	169.4	(6.7)	737.6	542.1	36.1

Operating earnings before provision and income taxes	424.4	439.5	(3.4)	731.8	663.9	10.2
Provision for credit losses	(12.7)	104.4	*	88.1	105.5	(16.5)

Operating earnings before income taxes	437.1	335.1	30.4	643.7	558.4	15.3
Income taxes and taxable-equivalent adjustment	159.1	121.9	30.5	234.2	203.2	15.3

Operating earnings	$278.0	$213.2	30.4	$409.5	$355.2	15.3

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Net income

Average Balance Sheet Data
Commercial	$26,616	$28,771	(7.5)%	$7,813	$8,227	(5.0)%
Commercial real estate	15,789	16,574	(4.7)	10,668	10,090	5.7
Residential mortgages	77	102	(24.5)	14,139	11,855	19.3
Retail	55	45	22.2	31,844	29,149	9.2

Total loans	42,537	45,492	(6.5)	64,464	59,321	8.7
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	85	104	(18.3)	1,143	853	34.0
Assets	48,815	52,577	(7.2)	72,243	70,264	2.8
Noninterest-bearing deposits	12,574	14,510	(13.3)	14,242	14,169	.5
Savings products	8,563	12,709	(32.6)	41,663	40,873	1.9
Time deposits	8,364	4,131	*	15,840	17,784	(10.9)

Total deposits	29,501	31,350	(5.9)	71,745	72,826	(1.5)
Shareholders’ equity	5,004	5,009	(.1)	6,155	5,922	3.9

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Nine Months Ended September 30 (Dollars in Millions)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,194.9	$1,264.1	(5.5)%	$2,679.8	$2,686.1	(.2)%
Noninterest income	563.9	579.4	(2.7)	1,341.4	1,163.7	15.3
Securities gains (losses), net	1.5	—	*	(84.2)	193.4	*

Total net revenue	1,760.3	1,843.5	(4.5)	3,937.0	4,043.2	(2.6)
Noninterest expense	466.4	496.2	(6.0)	1,750.5	1,777.5	(1.5)
Other intangibles	13.9	14.6	(4.8)	211.0	372.0	(43.3)

Total noninterest expense	480.3	510.8	(6.0)	1,961.5	2,149.5	(8.7)

Operating earnings before provision and income taxes	1,280.0	1,332.7	(4.0)	1,975.5	1,893.7	4.3
Provision for credit losses	29.9	330.8	(91.0)	288.6	322.7	(10.6)

Operating earnings before income taxes	1,250.1	1,001.9	24.8	1,686.9	1,571.0	7.4
Income taxes and taxable-equivalent adjustment	455.0	364.6	24.8	613.8	571.7	7.4

Operating earnings	$795.1	$637.3	24.8	$1,073.1	$999.3	7.4

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Net income

Average Balance Sheet Data
Commercial	$26,485	$28,543	(7.2)%	$7,780	$8,318	(6.5)%
Commercial real estate	15,865	16,419	(3.4)	10,524	9,887	6.4
Residential mortgages	72	125	(42.4)	13,690	10,750	27.3
Retail	52	51	2.0	30,913	28,953	6.8

Total loans	42,474	45,138	(5.9)	62,907	57,908	8.6
Goodwill	1,225	1,227	(.2)	2,242	2,242	—
Other intangible assets	89	109	(18.3)	1,063	922	15.3
Assets	48,934	52,296	(6.4)	70,739	68,235	3.7
Noninterest-bearing deposits	12,831	15,422	(16.8)	13,980	13,715	1.9
Savings products	10,266	10,346	(.8)	41,878	39,657	5.6
Time deposits	6,729	3,742	79.8	16,028	19,012	(15.7)

Total deposits	29,826	29,510	1.1	71,886	72,384	(.7)
Shareholders’ equity	5,047	5,034	.3	6,180	5,805	6.5

*	Not meaningful

26	U.S. Bancorp

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change

$94.8	$79.8	18.8%	$138.1	$149.1	(7.4)%	$229.6	$256.4	(10.5)%	$1,781.7	$1,825.5	(2.4)%
240.1	241.8	(.7)	496.0	409.3	21.2	55.4	51.8	6.9	1,436.7	1,286.3	11.7
—	—	—	—	—	—	(.2)	(.2)	—	87.3	(108.9)	*

334.9	321.6	4.1	634.1	558.4	13.6	284.8	308.0	(7.5)	3,305.7	3,002.9	10.1
143.5	145.8	(1.6)	214.0	178.9	19.6	208.8	148.9	40.2	1,308.8	1,232.3	6.2
16.0	16.5	(3.0)	39.6	39.8	(.5)	1.4	1.7	(17.6)	210.2	10.8	*

159.5	162.3	(1.7)	253.6	218.7	16.0	210.2	150.6	39.6	1,519.0	1,243.1	22.2

175.4	159.3	10.1	380.5	339.7	12.0	74.6	157.4	(52.6)	1,786.7	1,759.8	1.5
1.2	3.2	(62.5)	89.6	98.3	(8.9)	(1.1)	(1.4)	(21.4)	165.1	310.0	(46.7)

174.2	156.1	11.6	290.9	241.4	20.5	75.7	158.8	(52.3)	1,621.6	1,449.8	11.8
63.4	56.8	11.6	105.9	87.8	20.6	(6.5)	32.7	*	556.1	502.4	10.7

$110.8	$99.3	11.6	$185.0	$153.6	20.4	$82.2	$126.1	(34.8)	1,065.5	947.4	12.5

									—	(6.7)
									—	10.2

									$1,065.5	$950.9

$1,592	$1,857	(14.3)%	$3,085	$2,909	6.1%	$211	$216	(2.3)%	$39,317	$41,980	(6.3)%
610	567	7.6	—	—	—	127	166	(23.5)	27,194	27,397	(.7)
344	265	29.8	—	—	—	9	12	(25.0)	14,569	12,234	19.1
2,278	1,960	16.2	7,590	7,169	5.9	59	48	22.9	41,826	38,371	9.0

4,824	4,649	3.8	10,675	10,078	5.9	406	442	(8.1)	122,906	119,982	2.4
845	741	14.0	1,915	1,813	5.6	—	306	*	6,228	6,328	(1.6)
362	389	(6.9)	855	671	27.4	7	12	(41.7)	2,452	2,029	20.8
6,580	6,464	1.8	14,081	13,667	3.0	49,866	47,269	5.5	191,585	190,241	.7
3,127	3,223	(3.0)	115	178	(35.4)	(267)	(173)	54.3	29,791	31,907	(6.6)
7,854	6,390	22.9	12	10	20.0	29	(8)	*	58,121	59,974	(3.1)
568	471	20.6	—	—	—	2,632	3,689	(28.7)	27,404	26,075	5.1

11,549	10,084	14.5	127	188	(32.4)	2,394	3,508	(31.8)	115,316	117,956	(2.2)
2,296	1,995	15.1	3,320	3,007	10.4	2,612	3,427	(23.8)	19,387	19,360	.1

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change

$265.8	$231.2	15.0%	$428.3	$453.9	(5.6)%	$771.3	$765.5	.8%	$5,340.1	$5,400.8	(1.1)%
743.2	710.0	4.7	1,370.8	1,186.6	15.5	149.1	131.8	13.1	4,168.4	3,771.5	10.5
—	—	—	—	—	—	(1.7)	51.5	*	(84.4)	244.9	*

1,009.0	941.2	7.2	1,799.1	1,640.5	9.7	918.7	948.8	(3.2)	9,424.1	9,417.2	.1
433.2	439.0	(1.3)	584.1	531.7	9.9	583.6	413.3	41.2	3,817.8	3,657.7	4.4
46.1	49.6	(7.1)	113.5	117.4	(3.3)	4.2	4.6	(8.7)	388.7	558.2	(30.4)

479.3	488.6	(1.9)	697.6	649.1	7.5	587.8	417.9	40.7	4,206.5	4,215.9	(.2)

529.7	452.6	17.0	1,101.5	991.4	11.1	330.9	530.9	(37.7)	5,217.6	5,201.3	.3
10.9	5.1	*	277.0	311.6	(11.1)	(1.8)	(2.2)	(18.2)	604.6	968.0	(37.5)

518.8	447.5	15.9	824.5	679.8	21.3	332.7	533.1	(37.6)	4,613.0	4,233.3	9.0
188.8	162.8	16.0	300.0	247.3	21.3	(55.4)	121.7	*	1,502.2	1,468.1	2.3

$330.0	$284.7	15.9	$524.5	$432.5	21.3	$388.1	$411.4	(5.7)	3,110.8	2,765.2	12.5

									—	(25.4)
									—	15.8

									$3,110.8	$2,755.6

$1,637	$1,828	(10.4)%	$2,985	$2,852	4.7%	$173	$217	(20.3)%	$39,060	$41,758	(6.5)%
606	577	5.0	—	—	—	145	209	(30.6)	27,140	27,092	.2
307	243	26.3	—	—	—	10	13	(23.1)	14,079	11,131	26.5
2,197	1,951	12.6	7,473	7,059	5.9	52	50	4.0	40,687	38,064	6.9

4,747	4,599	3.2	10,458	9,911	5.5	380	489	(22.3)	120,966	118,045	2.5
809	740	9.3	1,852	1,814	2.1	—	306	*	6,128	6,329	(3.2)
354	407	(13.0)	756	680	11.2	8	13	(38.5)	2,270	2,131	6.5
6,491	6,383	1.7	13,523	13,262	2.0	50,876	46,839	8.6	190,563	187,015	1.9
3,124	2,997	4.2	113	330	(65.8)	(241)	(52)	*	29,807	32,412	(8.0)
7,911	5,450	45.2	11	9	22.2	21	3	*	60,087	55,465	8.3
536	462	16.0	—	—	—	2,960	5,556	(46.7)	26,253	28,772	(8.8)

11,571	8,909	29.9	124	339	(63.4)	2,740	5,507	(50.2)	116,147	116,649	(.4)
2,220	1,980	12.1	3,152	2,994	5.3	2,739	3,389	(19.2)	19,338	19,202	.7

U.S. Bancorp	27

compared with the third quarter of 2003, due to lower transaction processing costs. The $30.5 million decrease (6.0 percent) for the first nine months of 2004 was primarily driven by lower personnel-related costs, loan workout expenses, software expenses and net shared services expense.
     The provision for credit losses was a net recovery of $12.7 million in the third quarter of 2004 and a net loss of $29.9 million for the first nine months of 2004, compared with net losses of $104.4 million and $330.8 million for the same periods of 2003, representing declines of $117.1 million (112.2 percent) and $300.9 million (91.0 percent) year-over-year. The favorable change in the provision for credit losses for the Wholesale Banking business segment was due to improving net charge-offs, resulting in a net recovery of .12 percent of average loans in the third quarter of 2004, compared with a net charge-off of .91 percent of average loans in the third quarter of 2003. The reduction in net charge-offs was attributable to strong commercial loan recoveries, in addition to improvements in credit quality driven by the initiatives taken by the Company during the past three years, including asset workout activities and reductions in commitments to certain industries and customers. Commercial loan recoveries are expected to return to more normal levels during future periods. Nonperforming assets within Wholesale Banking were $435.1 million at September 30, 2004, compared with $523.8 million at June 30, 2004, and $933.3 million at September 30, 2003. Nonperforming assets as a percentage of end-of-period loans were 1.01 percent, 1.21 percent and 2.10 percent as of September 30, 2004, June 30, 2004, and September 30, 2003, respectively. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, branch ATM banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $409.5 million of the Company’s operating earnings for the third quarter of 2004 and $1,073.1 million for the first nine months of 2004, an increase of $54.3 million (15.3 percent) and $73.8 million (7.4 percent), respectively, compared with the same periods of 2003. Within Consumer Banking, the retail banking business grew operating earnings by 26.2 percent in the third quarter of 2004 and 21.4 percent in the first nine months of 2004, offset somewhat by lower contribution from the mortgage banking business, compared with the same periods of 2003.

     Total net revenue increased $263.4 million (21.8 percent) in the third quarter of 2004 and decreased $106.2 million (2.6 percent) in the first nine months of 2004, compared with the same periods of 2003. The increase in the third quarter of 2004 was due to higher net securities gains (losses) and fee-based revenue growth, offset by a reduction in net interest income, while the decrease in the first nine months of 2004 was due to declines in net securities gains (losses) and net interest income, partially offset by growth in fee-based revenues. Net interest income, on a taxable-equivalent basis, decreased $2.8 million (.3 percent) and $6.3 million (.2 percent) in the third quarter of 2004 and the first nine months of 2004, respectively, compared with the same periods of 2003. Fee-based revenue increased $70.6 million (18.0 percent) and net securities gains (losses) increased $195.6 million in the third quarter of 2004, while fee-based revenue increased $177.7 million (15.3 percent) and net securities gains (losses) decreased $277.6 million in the first nine months of 2004, compared with the same periods of 2003.
     The decrease in net interest income for the third quarter of 2004 and the first nine months of 2004, compared with the same periods of 2003, was due to the reduction in average mortgage loans held for sale and commercial loans (5.0 percent and 6.5 percent, respectively), attributable to the changing interest rate environment, resulting in lower mortgage refinance activity and lower prepayment fees. Partially offsetting these decreases were changes in the mix of average deposit balances and their related funding benefit due to rising interest rates in addition to improved spreads on commercial loans. The increase in the average loan balances of 8.7 percent for the third quarter of 2004 reflected retail loan growth of 9.2 percent and growth in residential mortgages of 19.3 percent, compared with the third quarter of 2003. Included within the retail loan category are second-lien home equity loans which had a growth rate of 8.5 percent. The category of residential mortgages includes first-lien home equity loans, which had a growth rate of 6.4 percent in the third quarter of 2004, compared with the third quarter of 2003. On a combined basis, first and second-lien home equity products increased $1.4 billion, or 7.9 percent, compared with a year ago. The

28	U.S. Bancorp

year-over-year growth of traditional residential mortgages was 29.5 percent. Commercial real estate loan balances increased 5.7 percent, while commercial loan balances decreased 5.0 percent during the third quarter of 2004, compared with the third quarter of 2003. Average deposits included growth in noninterest-bearing, interest checking and savings account balances, offset by a reduction in balances associated with money market accounts and time deposits in the third quarter of 2004, compared with the third quarter of 2003. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products.
     Fee-based noninterest income was $462.7 million in the third quarter of 2004 and $1,341.4 million in the first nine months of 2004, an increase of $70.6 million (18.0 percent) and $177.7 million (15.3 percent), respectively, compared with the same periods of 2003. This growth was driven by deposit service charges, commercial products revenue, mortgage banking revenue, investment products fees and commissions and other revenue. The third quarter 2004 growth in fee-based revenue was attributable to new deposit account growth, pricing enhancements, increased sales, higher mortgage servicing revenue, lower end-of-term lease losses and a residual value insurance recovery.
     Total noninterest expense was $737.6 million in the third quarter of 2004 and $1,961.5 million in the first nine months of 2004, compared with $542.1 million and $2,149.5 million for the same periods of 2003, an increase of $195.5 million (36.1 percent) in the third quarter of 2004 and a decrease of $188.0 million (8.7 percent) in the first nine months of 2004, respectively. The increase in noninterest expense was primarily attributable to a decrease in MSR values during the third quarter of 2004 resulting in a MSR impairment of $86.7 million, compared with a MSR reparation of $108.5 million in 2003. In addition to the net increase in MSR impairments of $195.2 million, compensation and occupancy costs increased related to new in-store branch expansion along with higher amortization costs from growth in the mortgage servicing portfolio, partially offset by reductions in net shared services and loan origination costs. Noninterest expense included MSR impairment of $24.9 million in the first nine months of 2004 compared with $208.7 million in the first nine months of 2003. The change in MSR valuations was driven by rising interest rates and slower prepayment speeds in the second quarter of 2004, compared with the declining interest rates and refinancing activities in the first nine months of 2003 and the first quarter and third quarter of 2004.
     The provision for credit losses decreased $17.4 million (16.5 percent) and $34.1 million (10.6 percent) in the third quarter of 2004 and the first nine months of 2004, respectively, compared with the same periods of 2003. The improvement in the provision for credit losses in the third quarter of 2004 and the first nine months of 2004, compared with the same periods of 2003, was primarily attributable to lower retail loan and commercial loan net charge-offs. As a percentage of average loans, net charge-offs declined to .54 percent in the third quarter of 2004, compared with .71 percent in the third quarter of 2003. Retail loan net charge-offs continued to decline, primarily a result of ongoing collection efforts and risk management. Nonperforming assets within Consumer Banking were $362.3 million at September 30, 2004, compared with $377.6 million at June 30, 2004, and $374.2 million at September 30, 2003. The decrease in nonperforming assets in the third quarter of 2004 was a result of declines in nonperforming loans associated with small business and community banking-based borrowers. Nonperforming assets as a percentage of end-of-period loans were .59 percent, .63 percent and ..66 percent as of September 30, 2004, June 30, 2004, and September 30, 2003, respectively. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund and alternative investment product services through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $110.8 million of the Company’s operating earnings for the third quarter of 2004 and $330.0 million for the first nine months of 2004, increases of 11.6 percent and 15.9 percent, respectively, compared with the same periods of 2003. The period-over-period increases for the third quarter of 2004 and first nine months of 2004 were attributable to growth in total net revenue (4.1 percent and 7.2 percent, respectively) and a reduction in noninterest expense (1.7 percent and 1.9 percent, respectively), partially offset by an increase in the provision for credit losses for the first nine months of 2004.

     Total net revenue was $334.9 million in the third quarter of 2004 and $1,009.0 million in the first nine months of 2004, increases of 4.1 percent and 7.2 percent, respectively, compared with the same periods of 2003. Net interest income, on a taxable-equivalent basis, increased $15.0 million (18.8 percent) in the third quarter of 2004 and $34.6 million

U.S. Bancorp	29

(15.0 percent) in the first nine months of 2004, compared with the same periods of 2003. The increase in net interest income in the third quarter of 2004 was due to growth in total deposits of 14.5 percent, attributable to growth in savings products and time deposits, in addition to the favorable impact of rising interest rates on the funding benefit of deposits. Noninterest income decreased $1.7 million (.7 percent) in the third quarter of 2004 and increased $33.2 million (4.7 percent) in the first nine months of 2004, compared with the same periods of 2003. The year-over-year increase in noninterest income for the first nine months of 2004 was primarily attributable to improvement in equity capital market conditions and related fees.
     Total noninterest expense decreased $2.8 million (1.7 percent) in the third quarter of 2004 and $9.3 million (1.9 percent) in the first nine months of 2004, compared with the same periods of 2003, primarily due to reductions in intangible amortization and net shared services expense.
     The provision for credit losses decreased $2.0 million in the third quarter of 2004 and increased $5.8 million in the first nine months of 2004, compared with the same periods of 2003. The $5.8 million increase year-over-year in the provision for credit losses was due to abnormally higher commercial and retail loan net charge-offs during the second quarter of 2004. Net charge-offs as a percentage of average loans were .10 percent in the third quarter of 2004, compared with .27 percent in the third quarter of 2003.

Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $185.0 million of the Company’s operating earnings for the third quarter of 2004 and $524.5 million for the first nine months of 2004, a 20.4 percent and 21.3 percent increase, respectively, over the same periods of 2003. The increases were due to growth in total net revenue and reductions in provision for credit losses, partially offset by increases in total noninterest expense.

     In the second quarter of 2004, the Company entered into a definitive agreement to purchase the remaining 50 percent ownership interest of EuroConex Technologies Ltd (“EuroConex”) from the Bank of Ireland. In addition, the Company completed two separate transactions to acquire merchant processing businesses in Poland and the United Kingdom. In connection with these transactions, EuroConex and its affiliates will provide debit and credit card processing services to merchants, directly and through alliances with banking partners in these European markets. The buyout from the Bank of Ireland closed on June 29, 2004.
     Total net revenue was $634.1 million in the third quarter of 2004 and $1,799.1 million in the first nine months of 2004, increases of $75.7 million (13.6 percent) and $158.6 million (9.7 percent), respectively, compared with the same periods of 2003. Net interest income decreased $11.0 million (7.4 percent) and $25.6 million (5.6 percent) in the third quarter and the first nine months of 2004, respectively, compared with the same periods of 2003, primarily due to reductions in customer fees, higher corporate card rebates and lower revolve rates. These declines were partially offset by total average loan growth of 5.9 percent and 5.5 percent for the third quarter of 2004 and the first nine months of 2004, respectively, compared with the same periods of a year ago. Noninterest income increased $86.7 million (21.2 percent) in the third quarter of 2004 and $184.2 million (15.5 percent) in the first nine months of 2004, compared with the same periods of 2003. The increase in fee-based revenue in the third quarter of 2004 was driven by strong growth in credit card and debit card revenue (19.4 percent), corporate payment products revenue (13.4 percent), ATM processing services revenue (13.5 percent) and merchant processing revenue (28.2 percent). The growth in credit card and debit card revenue was muted somewhat by the impact of the debit card antitrust settlement by VISA USA and MasterCard, which lowered interchange rates on signature debit transactions commencing in the third quarter of 2003. Credit card and debit card revenue increased $26.5 million due to strong growth in sales volumes. Corporate payment products revenue increased $12.8 million due to increases in sales volumes and pricing enhancements. ATM processing services revenue increased $3.6 million due to transaction growth and new sales. Merchant processing revenue increased $41.2 million due to an increase in sales and transaction processing volumes and the expansion of the merchant acquiring business in Europe which accounted for approximately $26.0 million of the revenue growth.
     Total noninterest expense was $253.6 million in the third quarter of 2004 and $697.6 million in the first nine months of 2004, increases of $34.9 million (16.0 percent) and $48.5 million (7.5 percent), respectively, compared with the same periods of 2003. The noninterest expense increase was primarily attributable to higher compensation and employee benefit costs for processing associated with increased corporate payment products and merchant processing sales volumes, in addition to higher merchant acquiring

30	U.S. Bancorp

costs resulting from the expansion of the merchant acquiring business in Europe, which accounted for approximately $23.1 million and $32.6 million of the increase in the third quarter of 2004 and the first nine months of 2004, respectively.
     The provision for credit losses was $89.6 million in the third quarter of 2004 and $277.0 million in the first nine months of 2004, decreases of $8.7 million (8.9 percent) and $34.6 million (11.1 percent), respectively, compared with the same periods of 2003, due to lower net charge-offs. Net charge-offs were 3.34 percent of average loans in the third quarter of 2004, compared with 3.87 percent in the third quarter of 2003. The favorable change in credit losses was due to improvements in ongoing collection efforts and risk management, as well as an improvement in economic conditions from a year ago.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of expenses associated with business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Operational expenses incurred by Treasury and Corporate Support on behalf of the other business lines are allocated back primarily based on customer transaction volume and account activities to the appropriate business unit and are identified as net shared services expense. Treasury and Corporate Support recorded operating earnings of $82.2 million for the third quarter of 2004 and $388.1 million for the first nine months of 2004, a decrease of $43.9 million (34.8 percent) and $23.3 million (5.7 percent), respectively, compared with the same periods of 2003.

     Total net revenue was $284.8 million and $918.7 million in the third quarter and first nine months of 2004, respectively, compared with total net revenue of $308.0 million and $948.8 million for the same periods of 2003. The decline of $23.2 million (7.5 percent) in total net revenue in the third quarter of 2004 was attributable to reductions in net interest income of $26.8 million (10.5 percent), partially offset by increases in noninterest income of $3.6 million (6.9 percent). The decrease in net interest income was primarily attributable to the Company’s asset/liability management decisions to invest in lower-yield floating-rate securities, higher-cost fixed funding and repositioning of the balance sheet for changes in the interest rate environment. Investment securities increased $4.9 billion in the third quarter of 2004 compared with the third quarter of 2003, partially reflecting the reinvestment of proceeds from declines in commercial loan balances and loans held for sale. The decline of $30.1 million (3.2 percent) in total net revenue in the first nine months of 2004 was attributable to decreases in net securities gains (losses) of $53.2 million, partially offset by increases in net interest income of $5.8 million (.8 percent) and noninterest income of $17.3 million (13.1 percent). The increase in net interest income was primarily attributable to an increase in the investment portfolio of $7.3 billion, partially offset by a reduction in fees charged to business units for customer-related loan prepayments, the net effect of transfer pricing related to changes in the average balance sheet and interest rates and changes in funding mix.
     Noninterest expense was $210.2 million in the third quarter of 2004 and $587.8 million in the first nine months of 2004, compared with $150.6 million and $417.9 million for the same periods of 2003, respectively. The $59.6 million (39.6 percent) increase in the third quarter of 2004 and the $169.9 million (40.7 percent) increase in the first nine months of 2004, compared with the same periods of 2003, reflected higher costs associated with incentives, stock-based compensation, pension benefits, corporate insurance, software expense and the unfavorable variance in net shared services. In addition, the first nine months of 2004 included $38.6 million of charges associated with the prepayment of the Company’s long-term debt and a charge associated with future-delivery charge-back exposure within the Company’s airline merchant processing portfolio.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net recovery of $1.1 million in the third quarter of 2004 and $1.8 million in the first nine months of 2004, compared with a net recovery of $1.4 million and $2.2 million for the same periods of 2003, respectively. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The first

U.S. Bancorp	31

quarter of 2004 reflected a $90.0 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999.

ACCOUNTING CHANGES

     Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2004 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

32	U.S. Bancorp

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

Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at September 30, 2004, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $115 million and $239 million, respectively. An upward movement in interest rates at September 30, 2004, of 25 and 50 basis points would increase the value of the MSRs by approximately $99 million and $172 million, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

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

U.S. Bancorp	33

performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.
     In assessing the fair value of reporting units, the Company may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, management often utilizes other information to validate the reasonableness of its valuations including public market comparables, and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires management judgment and considers many factors including the regulatory capital regulations and capital characteristics of comparable public companies in relevant industry sectors. In certain circumstances, management will engage a third-party to independently validate its assessment of the fair value of its business segments.
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

34	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	35

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2004	2003

	(Unaudited)
Assets
Cash and due from banks	$6,969	$8,630
Investment securities
Held-to-maturity (fair value $126 and $161, respectively)	120	152
Available-for-sale	39,534	43,182
Loans held for sale	1,372	1,433
Loans
Commercial	40,151	38,526
Commercial real estate	27,414	27,242
Residential mortgages	14,741	13,457
Retail	42,520	39,010

Total loans	124,826	118,235
Less allowance for loan losses	(2,184)	(2,184)

Net loans	122,642	116,051
Premises and equipment	1,894	1,957
Customers’ liability on acceptances	146	121
Goodwill	6,226	6,025
Other intangible assets	2,419	2,124
Other assets	11,522	9,796

Total assets	$192,844	$189,471

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$31,585	$32,470
Interest-bearing	70,011	74,749
Time deposits greater than $100,000	13,971	11,833

Total deposits	115,567	119,052
Short-term borrowings	12,648	10,850
Long-term debt	35,328	31,215
Junior subordinated debentures	2,676	2,601
Acceptances outstanding	146	121
Other liabilities	6,879	6,390

Total liabilities	173,244	170,229
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 09/30/04 and 12/31/03 — 1,972,643,007 shares	20	20
Capital surplus	5,868	5,851
Retained earnings	16,260	14,508
Less cost of common stock in treasury: 09/30/04 — 101,801,460 shares; 12/31/03 — 49,722,856 shares	(2,710)	(1,205)
Other comprehensive income	162	68

Total shareholders’ equity	19,600	19,242

Total liabilities and shareholders’ equity	$192,844	$189,471

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2004	2003	2004	2003

Interest Income
Loans	$1,802.8	$1,818.3	$5,289.8	$5,476.0
Loans held for sale	21.1	59.5	68.3	170.9
Investment securities
Taxable	448.8	403.6	1,351.5	1,222.1
Non-taxable	4.4	6.7	14.4	23.1
Other interest income	25.7	23.2	73.1	78.2

Total interest income	2,302.8	2,311.3	6,797.1	6,970.3
Interest Expense
Deposits	221.4	256.4	653.7	851.5
Short-term borrowings	74.5	44.9	183.3	123.3
Long-term debt	205.3	167.9	566.0	536.2
Junior subordinated debentures	27.0	23.6	75.3	79.5

Total interest expense	528.2	492.8	1,478.3	1,590.5

Net interest income	1,774.6	1,818.5	5,318.8	5,379.8
Provision for credit losses	165.1	310.0	604.6	968.0

Net interest income after provision for credit losses	1,609.5	1,508.5	4,714.2	4,411.8
Noninterest Income
Credit and debit card revenue	164.3	137.6	464.9	407.3
Corporate payment products revenue	108.5	95.7	306.0	272.6
ATM processing services	45.2	41.3	132.3	125.6
Merchant processing services	187.5	146.3	493.7	415.4
Trust and investment management fees	240.2	239.8	740.5	707.3
Deposit service charges	207.4	187.0	594.7	529.2
Treasury management fees	117.9	126.2	356.9	350.0
Commercial products revenue	106.7	97.8	324.5	302.0
Mortgage banking revenue	97.2	89.5	301.3	275.2
Investment products fees and commissions	37.1	35.5	118.6	108.7
Securities gains (losses), net	87.3	(108.9)	(84.4)	244.9
Other	124.7	89.6	335.0	278.2

Total noninterest income	1,524.0	1,177.4	4,084.0	4,016.4
Noninterest Expense
Compensation	564.6	543.8	1,673.0	1,637.4
Employee benefits	100.0	75.8	291.4	247.1
Net occupancy and equipment	159.2	161.3	468.3	482.1
Professional services	37.2	39.9	104.3	99.2
Marketing and business development	60.6	48.6	144.6	129.5
Technology and communications	109.8	102.1	313.9	311.1
Postage, printing and supplies	61.4	61.6	183.5	183.8
Other intangibles	210.2	10.8	388.7	558.2
Merger and restructuring-related charges	—	10.2	—	38.6
Other	216.0	199.2	638.8	567.5

Total noninterest expense	1,519.0	1,253.3	4,206.5	4,254.5

Income from continuing operations before income taxes	1,614.5	1,432.6	4,591.7	4,173.7
Applicable income taxes	549.0	491.9	1,480.9	1,433.9

Income from continuing operations	1,065.5	940.7	3,110.8	2,739.8
Income from discontinued operations (after-tax)	—	10.2	—	15.8

Net income	$1,065.5	$950.9	$3,110.8	$2,755.6

Earnings Per Share
Income from continuing operations	$.57	$.49	$1.64	$1.43
Discontinued operations	—	—	—	—

Net income	$.57	$.49	$1.64	$1.43

Diluted Earnings Per Share
Income from continuing operations	$.56	$.48	$1.62	$1.42
Discontinued operations	—	.01	—	.01

Net income	$.56	$.49	$1.62	$1.43

Dividends declared per share	$.240	$.205	$.720	$.615

Average common shares outstanding	1,877.0	1,926.0	1,894.6	1,922.4
Average diluted common shares outstanding	1,903.7	1,939.8	1,919.4	1,932.4

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2002	1,916,956,560	$20	$5,799	$13,105	$(1,272)	$784	$18,436
Net income				2,756			2,756
Unrealized loss on securities available for sale						(521)	(521)
Unrealized loss on derivatives						(273)	(273)
Foreign currency translation adjustment						17	17
Realized gain on derivatives						199	199
Reclassification adjustment for gains realized in net income						(279)	(279)
Income taxes						325	325

Total comprehensive income							2,224
Cash dividends declared on common stock				(1,184)			(1,184)
Issuance of common and treasury stock	11,195,691		(52)		258		206
Stock option and restricted stock grants			114				114
Shares reserved to meet deferred compensation obligations	(755,215)		(8)		(17)		(25)

Balance September 30, 2003	1,927,397,036	$20	$5,853	$14,677	$(1,031)	$252	$19,771

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income				3,111			3,111
Unrealized gain on securities available for sale						82	82
Unrealized gain on derivatives						32	32
Foreign currency translation adjustment						(14)	(14)
Realized gain on derivatives						17	17
Reclassification adjustment for losses realized in net income						35	35
Income taxes						(58)	(58)

Total comprehensive income							3,205
Cash dividends declared on common stock				(1,359)			(1,359)
Issuance of common and treasury stock	22,812,988		(73)		583		510
Purchase of treasury stock	(74,067,318)				(2,066)		(2,066)
Stock option and restricted stock grants			73				73
Shares reserved to meet deferred compensation obligations	(824,274)		17		(22)		(5)

Balance September 30, 2004	1,870,841,547	$20	$5,868	$16,260	$(2,710)	$162	$19,600

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

(Dollars in Millions)
(Unaudited)	2004	2003

Operating Activities
Net cash provided by (used in) operating activities	$4,257.3	$4,534.9
Investing Activities
Proceeds from sales of available-for-sale investment securities	5,559.2	17,097.6
Proceeds from maturities of investment securities	9,322.8	15,873.1
Purchases of investment securities	(12,497.2)	(40,018.8)
Net (increase) decrease in loans outstanding	(6,545.3)	(5,674.4)
Proceeds from sales of loans	1,284.4	1,715.5
Purchases of loans	(1,800.4)	(554.5)
Proceeds from sales of premises and equipment	43.1	33.2
Purchases of premises and equipment	(129.3)	(603.8)
Acquisitions, net of cash acquired	(301.6)	—
Other, net	(331.2)	(192.9)

Net cash provided by (used in) investing activities	(5,395.5)	(12,325.0)
Financing Activities
Net increase (decrease) in deposits	(3,485.2)	(490.9)
Net increase (decrease) in short-term borrowings	1,798.0	5,057.3
Principal payments on long-term debt	(7,458.3)	(5,362.0)
Proceeds from issuance of long-term debt	11,674.4	8,449.5
Redemption of Company-obligated mandatorily redeemable preferred securities	—	(350.0)
Proceeds from issuance of common stock	443.6	179.0
Repurchase of common stock	(2,115.0)	—
Cash dividends paid	(1,371.2)	(1,161.7)

Net cash provided by (used in) financing activities	(513.7)	6,321.2
Change in cash and cash equivalents	(1,651.9)	(1,468.9)
Cash and cash equivalents at beginning of period	8,782.2	11,192.1

Cash and cash equivalents at end of period	$7,130.3	$9,723.2

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

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

On December 31, 2003, the Company completed the distribution of all of the outstanding shares of common stock of Piper Jaffray Companies to its shareholders. This non-cash distribution was tax-free to the Company, its shareholders and Piper Jaffray Companies. In connection with the December 31, 2003, distribution, the results of Piper Jaffray Companies for 2003 are reported in the Company’s Consolidated Statement of Income separately as discontinued operations.

The following table represents the condensed results of operations for discontinued operations for the third quarter and first nine months of 2003:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	September 30, 2003	September 30, 2003

Revenue	$210.6	$584.9
Noninterest expense	188.2	552.2

Income from discontinued operations	22.4	32.7
Costs of disposal	5.3	7.4
Income taxes	6.9	9.5

Discontinued operations, net of tax	$10.2	$ 15.8

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

Jaffray Companies at the time of the distribution. Through September 30, 2004, the Company has paid approximately $2.8 million to Piper Jaffray Companies under this indemnification agreement.

Note 4	Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	September 30, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$12	$—	$—	$12	$14	$—	$—	$14
Obligations of state and political subdivisions	108	9	(3)	114	138	11	(2)	147

Total held-to-maturity securities	$120	$9	$(3)	$126	$152	$11	$(2)	$161

Available-for-sale (b)
U.S. Treasury and agencies	$1,603	$7	$(44)	$1,566	$1,634	$10	$(69)	$1,575
Mortgage-backed securities	36,756	145	(205)	36,696	40,229	203	(407)	40,025
Asset-backed securities	84	1	—	85	250	5	(3)	252
Obligations of state and political subdivisions	248	8	—	256	335	13	—	348
Other securities and investments	935	9	(13)	931	993	9	(20)	982

Total available-for-sale securities	$39,626	$170	$(262)	$39,534	$43,441	$240	$(499)	$43,182

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

The fair value of available-for-sale securities shown above includes securities totaling $6.8 billion with unrealized losses of $173.0 million which have been in an unrealized loss position for greater than 12 months. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and bank holding company issuers and the Company’s ability and intent to hold the securities until such time as the value recovers or maturity. All other available-for-sale securities with unrealized losses have an aggregate fair value of $14.0 billion and have been in an unrealized loss position for less than 12 months and represent both fixed-rate securities and floating-rate securities containing caps with temporary impairment resulting from increases in interest rates since the purchase of the securities.

     The weighted average maturity of the available-for-sale investment securities was 5.32 years at September 30, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted average yields were 4.29% and 4.27%, respectively. The weighted average maturity of the held-to-maturity investment securities was 7.00 years at September 30, 2004, compared with 6.16 years at December 31, 2003.
     Securities carried at $27.8 billion at September 30, 2004, and $31.0 billion at December 31, 2003, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $4.0 billion and $3.6 billion at September 30, 2004 and December 31, 2003, respectively.

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2004	2003	2004	2003

Realized gains	$87.8	$.4	$89.1	$362.7
Realized losses	(.5)	(109.3)	(173.5)	(117.8)

Net realized gains (losses)	$87.3	$(108.9)	$(84.4)	$244.9

Income tax (benefit) on realized gains (losses)	$33.2	$(41.4)	$(32.1)	$93.1

U.S. Bancorp	41

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at September 30, 2004, refer to Table 5 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 5	Loans

The composition of the loan portfolio was as follows:

	September 30, 2004		December 31, 2003

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$35,286	28.3%	$33,536	28.4%
Lease financing	4,865	3.9	4,990	4.2

Total commercial	40,151	32.2	38,526	32.6
Commercial real estate
Commercial mortgages	20,232	16.2	20,624	17.4
Construction and development	7,182	5.7	6,618	5.6

Total commercial real estate	27,414	21.9	27,242	23.0
Residential mortgages
Residential mortgages	8,955	7.2	7,332	6.2
Home equity loans, first liens	5,786	4.6	6,125	5.2

Total residential mortgages	14,741	11.8	13,457	11.4
Retail
Credit card	6,216	5.0	5,933	5.0
Retail leasing	7,004	5.6	6,029	5.1
Home equity and second mortgages	14,548	11.7	13,210	11.2
Other retail
Revolving credit	2,555	2.1	2,540	2.1
Installment	2,790	2.2	2,380	2.0
Automobile	7,481	6.0	7,165	6.1
Student	1,926	1.5	1,753	1.5

Total other retail	14,752	11.8	13,838	11.7

Total retail	42,520	34.1	39,010	33.0

Total loans	$124,826	100.0%	$118,235	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion and $1.5 billion at September 30, 2004, and December 31, 2003, respectively.

     During the first quarter of 2004, the Company reclassified the portion of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account.

Note 6	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $63.2 billion and $53.9 billion at September 30, 2004, and December 31, 2003, respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

	September 30,	December 31,
(Dollars in Millions)	2004	2003

Initial carrying value, net of amortization	$1,021	$830
Impairment valuation allowance	(156)	(160)

Net carrying value	$865	$670

42	U.S. Bancorp

Changes in capitalized mortgage servicing rights are summarized as follows:

	Nine Months Ended	Year Ended
(Dollars in Millions)	September 30, 2004	December 31, 2003

Balance at beginning of period	$670	$642
Rights purchased	143	55
Rights capitalized	217	338
Amortization	(140)	(156)
Rights sold	—	—
Impairment (a)	(25)	(209)

Balance at end of period	$865	$670

(a)	Mortgage servicing rights impairment of $86.7 million and reparation of $108.5 million were recognized during the third quarter of 2004 and 2003, respectively.

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	September 30,	December 31,
(Dollars in Millions)	2004	2003

Fair value	$869	$670
Expected weighted-average life (in years)	5.7	5.2
Discount rate	9.5%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at September 30, 2004, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(239)	$(115)	$99	$172

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

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of September 30, 2004, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,503	$8,805	$46,900	$63,208
Fair market value	$115	$135	$619	$869
Value (bps)	153	153	132	137
Weighted-average servicing fees (bps)	43	46	33	36
Multiple (value/servicing fees)	3.56	3.33	4.00	3.81
Weighted-average note rate	6.30%	6.06%	5.71%	5.83%
Age (in years)	3.6	2.3	1.4	1.8
Expected life (in years)	6.0	5.4	5.7	5.7
Discount rate	10.0%	10.9%	9.1%	9.5%

U.S. Bancorp	43

Note 7	Intangible Assets

The following table reflects the changes in the carrying value of goodwill for the nine months ended September 30, 2004:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Company

Balance at December 31, 2003	$1,225	$2,242	$742	$1,816	$6,025
Goodwill acquired	—	—	103	97	200
Other (a)	—	—	—	1	1

Balance at September 30, 2004	$1,225	$2,242	$845	$1,914	$6,226

(a)	Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill.

Intangible assets consisted of the following:

	Estimated	Amortization	September 30,	December 31,
(Dollars in Millions)	Life (a)	Method (b)	2004	2003

Goodwill	—	—	$6,226	$6,025
Merchant processing contracts	8 years	AC	713	552
Core deposit benefits	10 years/6 years	SL/AC	356	417
Mortgage servicing rights	6 years	AC	865	670
Trust relationships	15 years/9 years	SL/AC	309	311
Other identified intangibles	8 years/9 years	SL/AC	176	174

Total			$8,645	$8,149

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted-average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods: SL = straight line method AC = accelerated methods generally based on cash flows

Aggregate amortization and impairment expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2004	2003	2004	2003

Merchant processing contracts	$32.3	$33.4	$92.5	$98.1
Core deposit benefits	19.8	22.0	61.0	66.2
Mortgage servicing rights (a)	133.5	(68.8)	164.4	321.4
Trust relationships	12.9	13.3	36.6	39.9
Other identified intangibles	11.7	10.9	34.2	32.6

Total	$210.2	$10.8	$388.7	$558.2

(a)	Includes mortgage servicing rights impairment of $86.7 million and reparation of $108.5 million for the three months ended September 30, 2004 and 2003, respectively, and impairment of $24.9 million and $208.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining	2004	$124.8
	2005	446.2
	2006	375.4
	2007	322.3
	2008	264.1

44	U.S. Bancorp

Note 8	Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trusts

The following table is a summary of the debt obligations relating to unconsolidated subsidiary trusts holding junior subordinated debentures of the Company as of September 30, 2004:

		Trust
		Preferred					Earliest
	Issuance	Securities	Debentures	Rate			Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount (a)	Type (b)	Rate	Maturity Date	Date

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	2.65	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.54	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09	November 2026	November 15, 2006

(a)	Junior subordinated debentures issued to unconsolidated subsidiary trusts that are designated in fair value hedges at September 30, 2004, are recorded on the balance sheet at fair value. Carrying value includes a fair value adjustment of $50 million related to hedges on certain junior subordinated debentures, as well as prepaid issuance fees of $(3) million.
(b)	The variable-rate Trust Preferred Securities and Debentures reprice quarterly based on three-month LIBOR.

Note 9	Shareholders’ Equity

At September 30, 2004, and December 31, 2003, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,870.8 million and 1,922.9 million shares of common stock outstanding at September 30, 2004, and December 31, 2003, respectively.

     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock throughout 2003. In 2003, the Company repurchased 7.0 million shares of common stock under the plan, which expired in December of 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. The Company purchased 19.5 million and 74.1 million shares under the December 2003 plan in the third quarter and first nine months of 2004, respectively. As of September 30, 2004, there were approximately 68 million shares remaining to be repurchased under the current authorization.

U.S. Bancorp	45

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	2004	2003

Income from continuing operations	$1,065.5	$940.7	$3,110.8	$2,739.8
Income from discontinued operations (after-tax)	—	10.2	—	15.8

Net income	$1,065.5	$950.9	$3,110.8	$2,755.6

Average common shares outstanding	1,877.0	1,926.0	1,894.6	1,922.4
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	26.7	13.8	24.8	10.0

Average diluted common shares outstanding	1,903.7	1,939.8	1,919.4	1,932.4

Earnings per share
Income from continuing operations	$.57	$.49	$1.64	$1.43
Discontinued operations	—	—	—	—

Net income	$.57	$.49	$1.64	$1.43

Diluted earnings per share
Income from continuing operations	$.56	$.48	$1.62	$1.42
Discontinued operations	—	.01	—	.01

Net income	$.56	$.49	$1.62	$1.43

For the three months ended September 30, 2004 and 2003, options to purchase 29 million and 56 million shares, respectively, and 38 million and 92 million shares for the nine months ended 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits

Retirement Plans The following table sets forth the components of net periodic benefit cost (income) for the retirement plans:

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004

		Post-		Post-
		Retirement		Retirement
	Pension	Medical	Pension	Medical
(Dollars in Millions)	Plans	Plans	Plans	Plans

Components of net periodic benefit cost (income)
Service cost	$14.7	$1.0	$44.0	$2.9
Interest cost	27.6	4.1	81.3	13.7
Expected return on plan assets	(50.7)	(.3)	(152.3)	(1.0)
Net amortization and deferral	(1.5)	—	(4.7)	(.1)
Recognized actuarial loss	17.9	.3	33.0	2.1

Net periodic benefit cost (income)	$8.0	$5.1	$1.3	$17.6

The information for the components of the net periodic benefit cost (income) for the three and nine months ended September 30, 2003, was not readily available.

46	U.S. Bancorp

Note 12	Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2004	2003	2004	2003

Federal
Current	$430.4	$380.9	$1,126.5	$1,121.3
Deferred	63.0	57.2	196.3	165.6

Federal income tax	493.4	438.1	1,322.8	1,286.9
State
Current	43.4	40.4	121.5	107.0
Deferred	12.2	13.4	36.6	40.0

State income tax	55.6	53.8	158.1	147.0

Total income tax provision	$549.0	$491.9	$1,480.9	$1,433.9

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2004	2003	2004	2003

Tax at statutory rate (35%)	$565.1	$501.4	$1,607.1	$1,460.8
State income tax, at statutory rates, net of federal tax benefit	36.2	36.6	102.8	98.7
Tax effect of
Resolution of federal income tax examinations	—	—	(90.0)	—
Tax credits	(35.7)	(27.1)	(98.8)	(80.9)
Tax-exempt interest, net	(5.3)	(6.3)	(16.2)	(17.3)
Other items	(11.3)	(12.7)	(24.0)	(27.4)

Applicable income taxes	$549.0	$491.9	$1,480.9	$1,433.9

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

     The Company’s net deferred tax liability was $1,953.8 million at September 30, 2004, and $1,556.4 million at December 31, 2003.

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

LETTERS OF CREDIT

Standby letters of credit are commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at September 30, 2004, were approximately $10.3 billion with a weighted- average term of approximately 23 months. The estimated fair value of standby letters of credit was approximately $72.7 million at September 30, 2004.

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third-parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-back guarantees; indemnification or buy-back provisions related to certain asset sales; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $133 million at September 30, 2004.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2007. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $1.4 billion at September 30, 2004. The Company’s recorded liabilities as of September 30, 2004, included $33.0 million representing outstanding amounts owed to these third-parties and required to be recorded on the Company’s balance sheet in accordance with accounting principles generally accepted in the United States.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $17.3 billion at September 30, 2004, and represented the market value of the securities lent to third-parties. At September 30, 2004, the Company held assets with a market value of $17.9 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $554.4 million at September 30, 2004, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $51.8 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At September 30, 2004, the Company held $40.5 million of merchant escrow deposits as collateral.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At September 30, 2004, the value of future delivery airline tickets purchased was approximately $2.0 billion, and the Company held collateral of $243.2 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2004, the Company had a recorded liability for estimated losses of $32.4 million. In addition, the Company had a $58.2 million liability for guaranty obligations associated with its airline processing business.

Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements were approximately $6.1 billion at September 30, 2004. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $35.3 million at September 30, 2004, and was included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through December 2004. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $31.9 million at September 30, 2004. At September 30, 2004, the Company had a recorded liability of $31.9 million, held $15.2 million in cash collateral and had other contractual sources of recourse available to it, including guarantees from third-parties and the underlying assets held by the investment trusts.

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

U.S. Bancorp	49

September 30, 2004, the Company has paid approximately $2.8 million to Piper Jaffray Companies under this agreement.
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

Money Market Investments Money market investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	September 30,	December 31,
(Dollars in Millions)	2004	2003

Interest-bearing deposits	$ 6	$ 4
Federal funds sold	155	109
Securities purchased under agreements to resell	—	39

Total money market investments	$161	$152

50	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	51

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,

	2004			2003

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Taxable securities	$42,142	$448.8	4.26%	$37,221	$403.6	4.34%	13.2%
Non-taxable securities	360	6.4	7.11	556	9.7	7.00	(35.3)
Loans held for sale	1,405	21.1	6.00	4,460	59.5	5.34	(68.5)
Loans (b)
Commercial	39,317	556.5	5.64	41,980	579.7	5.49	(6.3)
Commercial real estate	27,194	386.8	5.66	27,397	391.5	5.67	(.7)
Residential mortgages	14,569	204.5	5.60	12,234	181.5	5.91	19.1
Retail	41,826	660.2	6.28	38,371	669.5	6.92	9.0

Total loans	122,906	1,808.0	5.86	119,982	1,822.2	6.03	2.4
Other earning assets	1,374	25.6	7.45	1,646	23.3	5.60	(16.5)

Total earning assets	168,187	2,309.9	5.47	163,865	2,318.3	5.63	2.6
Allowance for loan losses	(2,287)			(2,451)			(6.7)
Unrealized gain (loss) on available-for-sale securities	(492)			(544)			(9.6)
Other assets (c)	26,177			29,371			(10.9)

Total assets	$191,585			$190,241			.7

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,791			$31,907			(6.6)
Interest-bearing deposits
Interest checking	20,413	16.0	.31	20,148	20.3	.40	1.3
Money market accounts	31,854	53.3	.67	33,980	78.9	.92	(6.3)
Savings accounts	5,854	3.6	.25	5,846	5.2	.36	.1
Time certificates of deposit less than $100,000	12,869	83.1	2.57	14,824	105.1	2.81	(13.2)
Time deposits greater than $100,000	14,535	65.4	1.79	11,251	46.9	1.66	29.2

Total interest-bearing deposits	85,525	221.4	1.03	86,049	256.4	1.18	(.6)
Short-term borrowings	15,382	74.5	1.93	11,850	44.9	1.50	29.8
Long-term debt	32,525	205.3	2.51	31,218	167.9	2.14	4.2
Junior subordinated debentures	2,674	27.0	4.04	2,576	23.6	3.65	3.8

Total interest-bearing liabilities	136,106	528.2	1.55	131,693	492.8	1.49	3.4
Other liabilities (d)	6,301			7,281			(13.5)
Shareholders’ equity	19,387			19,360			.1

Total liabilities and shareholders’ equity	$191,585			$190,241			.7%

Net interest income		$1,781.7			$1,825.5

Gross interest margin			3.92%			4.14%

Gross interest margin without taxable-equivalent increments			3.90			4.12

Percent of Earning Assets
Interest income			5.47%			5.63%
Interest expense			1.25			1.20

Net interest margin			4.22%			4.43%

Net interest margin without taxable-equivalent increments			4.20%			4.41%

(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,300 million of earning assets from discontinued operations in third quarter 2003.
(d)	Includes approximately $949 million of interest-bearing liabilities from discontinued operations in third quarter 2003.

52	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,

	2004			2003

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Taxable securities	$42,848	$1,351.5	4.21%	$35,429	$1,222.1	4.60%	20.9%
Non-taxable securities	395	21.0	7.10	630	33.1	7.00	(37.3)
Loans held for sale	1,611	68.3	5.65	4,078	170.9	5.59	(60.5)
Loans (b)
Commercial	39,060	1,644.1	5.62	41,758	1,752.6	5.61	(6.5)
Commercial real estate	27,140	1,133.5	5.58	27,092	1,192.5	5.89	.2
Residential mortgages	14,079	601.5	5.70	11,131	516.0	6.19	26.5
Retail	40,687	1,925.3	6.32	38,064	2,025.8	7.12	6.9

Total loans	120,966	5,304.4	5.86	118,045	5,486.9	6.21	2.5
Other earning assets	1,362	73.2	7.18	1,650	78.3	6.34	(17.5)

Total earning assets	167,182	6,818.4	5.44	159,832	6,991.3	5.84	4.6
Allowance for loan losses	(2,335)			(2,476)			(5.7)
Unrealized gain (loss) on available-for-sale securities	(412)			250			*
Other assets (c)	26,128			29,409			(11.2)

Total assets	$190,563			$187,015			1.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,807			$32,412			(8.0)
Interest-bearing deposits
Interest checking	20,699	49.3	.32	18,601	64.4	.46	11.3
Money market accounts	33,492	177.5	.71	31,285	238.4	1.02	7.1
Savings accounts	5,896	11.7	.26	5,579	16.5	.40	5.7
Time certificates of deposit less than $100,000	13,168	257.2	2.61	15,936	353.3	2.96	(17.4)
Time deposits greater than $100,000	13,085	158.0	1.61	12,836	178.9	1.86	1.9

Total interest-bearing deposits	86,340	653.7	1.01	84,237	851.5	1.35	2.5
Short-term borrowings	14,706	183.3	1.67	10,024	123.3	1.64	46.7
Long-term debt	31,605	566.0	2.39	30,999	536.2	2.31	2.0
Junior subordinated debentures	2,649	75.3	3.79	2,738	79.5	3.87	(3.3)

Total interest-bearing liabilities	135,300	1,478.3	1.46	127,998	1,590.5	1.66	5.7
Other liabilities (d)	6,118			7,403			(17.4)
Shareholders’ equity	19,338			19,202			.7

Total liabilities and shareholders’ equity	$190,563			$187,015			1.9%

Net interest income		$5,340.1			$5,400.8

Gross interest margin			3.98%			4.18%

Gross interest margin without taxable-equivalent increments			3.96			4.16

Percent of Earning Assets
Interest income			5.44%			5.84%
Interest expense			1.18			1.33

Net interest margin			4.26%			4.51%

Net interest margin without taxable-equivalent increments			4.24%			4.49%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,453 million of earning assets from discontinued operations in 2003.
(d)	Includes approximately $1,045 million of interest-bearing liabilities from discontinued operations in 2003.

U.S. Bancorp	53

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2004.

Item 6. Exhibits

10.1	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan.
10.2	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan.
10.3	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan.
10.4	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan.
10.5	Form of Director Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan.
10.6	Form of Executive Officer Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan.
10.7	Restricted Stock Unit Award Agreement with Jerry A. Grundhofer dated January 2, 2002.
10.8	Amendment No. 2 of Employment Agreement with Jerry A. Grundhofer.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

54	U.S. Bancorp

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: November 9, 2004

U.S. Bancorp	55

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2004	September 30, 2004

Earnings
1.	Net income		$1,065.5	$3,110.8
2.	Applicable income taxes		549.0	1,480.9

3.	Income before income taxes (1 + 2)		$1,614.5	$4,591.7

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$306.8	$824.6
	b.	Portion of rents representative of interest and amortization of debt expense	16.8	51.1

	c.	Fixed charges excluding interest on deposits (4a + 4b)	323.6	875.7
	d.	Interest on deposits	221.4	653.7

	e.	Fixed charges including interest on deposits (4c + 4d)	$545.0	$1,529.4

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,938.1	5,467.4
7.	Earnings including interest on deposits (3 + 4e + 5)		2,159.5	6,121.1
8.	Fixed charges excluding interest on deposits (4c)		323.6	875.7
9.	Fixed charges including interest on deposits (4e)		545.0	1,529.4

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/ line 8)		5.99	6.24
11.	Including interest on deposits (line 7/ line 9)		3.96	4.00

56	U.S. Bancorp

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

Dated: November 9, 2004

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

Dated: November 9, 2004

58	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER	/s/ DAVID M. MOFFETT

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer

Dated: November 9, 2004

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