Form 10-K
period 2004-12-31
US BANCORP \DE\
filed 2005-02-28
CIK 36104

FIVE STAR SERVICE IN ACTION 2004 ANNUAL REPORT AND FORM 10-K

U.S. Bank lapel pin signifying This year, we
At U.S. Bancorp, we value and recognize the expertise and energy of our employees, especially their commitment to providing outstanding customer service and contributing to the corporation’s financial results. Each employee wears a our customer service guarantee. will acknowledge employees’ milestone service anniversaries with special gemstone lapel pins for service at five, 10, 15, 20 and 25 years.

At year-end 2004
U.S. BANCORP AT A GLANCE
Ranking	6th largest financial holding company

Asset size	$195 billion

Deposits	$121 billion

Total loans	$126 billion

Earnings per share (diluted)	$2.18

Return on average assets	2.17%

Return on average equity	21.4%

Tangible common equity	6.4%

Efficiency ratio	45.3%

Customers	13.1 million

Primary banking region	24 states

Bank branches	2,370

ATMs	4,620

NYSE symbol	USB

Selected Financial Highlights	2
Financial Summary	3
Letter to Shareholders	4

FEATURES

	Five Star Service in Action U.S. Bancorp employees deliver on our promise to provide the outstanding service our customers expect and deserve.	6

	Advantageous Business Mix We help our customers achieve their financial goals by offering an extensive scope of strategic services through specialized lines of business.	10

	Initiatives for Success We are increasing our ability to provide the highest quality service and the most innova- tive products through new investments and initiatives for future growth and service.	14

FINANCIALS

Management’s Discussion and Analysis	18
Consolidated Financial Statements	64
Notes to Consolidated Financial Statements	68
Reports of Management and Independent Accountants	105
Five-Year Consolidated Financial Statements	108
Quarterly Consolidated Financial Data	110
Supplemental Financial Data	111
Annual Report on Form 10-K	114
CEO and CFO Certifications	121
Executive Officers	124
Directors	125
Corporate Information	inside back cover
Information Re: 2005 Compensation
Statement Re: Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Statements in this report regarding U.S. Bancorp’s business which are not historical facts are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see the “Forward-Looking Statements” disclosure on page 17 of this report.

CORPORATE PROFILE

U.S. Bancorp, headquartered in Minneapolis, is the 6th largest financial holding company in the United States, with total assets exceeding $195 billion at year-end 2004. U.S. Bancorp, the parent company of U.S. Bank, serves 13.1 million customers and operates 2,370 branch offices in 24 states. U.S. Bancorp customers also access their accounts through 4,620 U.S. Bank ATMs, U.S. Bank Internet Banking and telephone banking. A network of specialized U.S. Bancorp offices across the nation, inside and outside our 24-state footprint, provides a comprehensive line of banking, brokerage, insurance, investment, mortgage, trust and payment services products to consumers, businesses, governments and institutions.

Major lines of business provided by U.S. Bancorp through U.S. Bank and other subsidiaries include Wholesale Banking; Payment Services; Private Client, Trust & Asset Management; and Consumer Banking. U.S. Bank is home of the exclusive Five Star Service Guarantee. Visit U.S. Bancorp on the web at usbank.com.

U.S. BANCORP     1

SELECTED FINANCIAL HIGHLIGHTS

(a)	Dividends per share have not been restated for the 2001 Firstar/USBM merger.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2     U.S. BANCORP

FINANCIAL SUMMARY

Year Ended December 31				2004	2003
(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	2002	v 2003	v 2002

Total net revenue (taxable-equivalent basis)	$12,659.1	$12,530.5	$12,057.9	1.0%	3.9%
Noninterest expense	5,784.5	5,596.9	5,740.5	3.4	(2.5)
Provision for credit losses	669.6	1,254.0	1,349.0
Income taxes and taxable-equivalent adjustments	2,038.2	1,969.5	1,740.4

Income from continuing operations	4,166.8	3,710.1	3,228.0	12.3	14.9
Discontinued operations (after-tax)	—	22.5	(22.7)
Cumulative effect of accounting change (after-tax)	—	—	(37.2)

Net income	$4,166.8	$3,732.6	$3,168.1	11.6	17.8

Per Common Share
Earnings per share from continuing operations	$2.21	$1.93	$1.68	14.5%	14.9%
Diluted earnings per share from continuing operations	2.18	1.92	1.68	13.5	14.3
Earnings per share	2.21	1.94	1.65	13.9	17.6
Diluted earnings per share	2.18	1.93	1.65	13.0	17.0
Dividends declared per share	1.020	.855	.780	19.3	9.6
Book value per share	10.52	10.01	9.62	5.1	4.1
Market value per share	31.32	29.78	21.22	5.2	40.3
Average common shares outstanding	1,887.1	1,923.7	1,916.0	(1.9)	.4
Average diluted common shares outstanding	1,912.9	1,936.2	1,924.8	(1.2)	.6

Financial Ratios
Return on average assets	2.17%	1.99%	1.84%
Return on average equity	21.4	19.2	18.3
Net interest margin (taxable-equivalent basis)	4.25	4.49	4.65
Efficiency ratio	45.3	45.6	48.8

Average Balances
Loans	$122,141	$118,362	$114,453	3.2%	3.4%
Investment securities	43,009	37,248	28,829	15.5	29.2
Earning assets	168,123	160,808	147,410	4.5	9.1
Assets	191,593	187,630	171,948	2.1	9.1
Deposits	116,222	116,553	105,124	(.3)	10.9
Shareholders’ equity	19,459	19,393	17,273	.3	12.3

Period End Balances
Loans	$126,315	$118,235	$116,251	6.8%	1.7%
Allowance for credit losses	2,269	2,369	2,422	(4.2)	(2.2)
Investment securities	41,481	43,334	28,488	(4.3)	52.1
Assets	195,104	189,471	180,027	3.0	5.2
Deposits	120,741	119,052	115,534	1.4	3.0
Shareholders’ equity	19,539	19,242	18,436	1.5	4.4
Regulatory capital ratios
Tangible common equity	6.4%	6.5%	5.7%
Tier 1 capital	8.6	9.1	8.0
Total risk-based capital	13.1	13.6	12.4
Leverage	7.9	8.0	7.7

U.S. BANCORP     3

LETTER TO SHAREHOLDERS 2004 was a year that it all came together for U.S. Bancorp. Service quality levels have never been higher. Financial results are strong and lead the industry in key measurements. All lines of business are contributing to revenue and growth.

Fellow Shareholders:

I am pleased to tell you that in 2004, U.S. Bancorp achieved its goals for the year and delivered on its promises to you.

STRONG FINANCIAL RESULTS WITH A
FOCUS ON REVENUE GROWTH

We reported record net income of $4.2 billion, a 13 percent increase in diluted earnings per share, and industry-leading returns on assets and equity of 2.17 percent and 21.4 percent, respectively. Credit quality trends continued to improve as credit losses decreased significantly from a year ago. And reflecting our priority to grow revenue, we achieved solid fee income growth.

During the coming year, we will act to sustain those successes. Revenue growth is our primary focus, particularly net interest income from improved commercial lending results. Our consumer lending business continues to grow, and we have made a number of changes surrounding our commercial banking and small business banking lines of business to increase commercial loan growth. We saw middle market commercial loan balances move upward in fourth quarter 2004.

We are very disciplined in our acquisitions, focusing only on those which will enhance revenue growth, create operating scale, build a more profitable business line or strengthen a critical competitive advantage. This strategy has proved very successful, most notably in our payments business, which reported 10.6 percent net revenue growth in 2004.

Our capital position remains strong, and we repurchased 93.8 million shares during 2004.

INVESTING FOR GROWTH AND SERVICE

We are investing more in our core businesses to drive revenue growth. Our investments and expertise in new technology have delivered a new generation of electronic options for customers—check imaging, processing, payments, account management, collections and other service delivery systems. Of particular note is the expansion of our merchant processing capabilities in Europe; there are further details of that expansion on page 16 of this report. And, we continue to invest in our branch office network in higher-growth markets. There are further details of our in-store and traditional branch expansion program on page 13 of this report.

We continue to support our pledge of guaranteed high levels of customer service. Investments in delivery and operational systems allowed us to unify systems, simplify procedures, streamline processes and increase the ease of numerous customer transactions and communications. These investments improved customer service and increased customer satisfaction and loyalty, contributing significantly to our ability to attract and retain customers. We have also improved hiring and training practices, and service quality is an integral part of our employees’ performance evaluation and incentive programs.

RATING AGENCIES VIEW
U.S. BANK FAVORABLY

We are pleased that on January 18, 2005, Moody’s rating agency upgraded U.S. Bank’s ratings. Long-term senior debt at the holding company, U.S. Bancorp, was upgraded to Aa2 from Aa3 while long-term senior ratings of its subsidiary bank, U.S. Bank National Association, were upgraded to Aa1 from Aa2. The main driver behind the

4     U.S. BANCORP

upgrade was Moody’s view that the corporation’s business model will generate strong profitability, and the consistency of that profitability performance is supported by improving risk management and maintenance of very good liquidity.

We were also pleased that on September 27, 2004, Fitch’s rating agency upgraded U.S. Bank’s ratings. Long- and short-term senior debt at the holding company, U.S. Bancorp, were upgraded to AA- and F1+, respectively, from A+ and F1, respectively. The long-term ratings of its subsidiary bank, U.S. Bank National Association, were upgraded to AA from AA-. The main driver behind the upgrade was Fitch’s view of the corporation’s solid net interest margin, diverse sources of non-interest income, disciplined expense management and improved asset quality.

The debt ratings established for U.S. Bank by Moody’s, Standard and Poor’s, and Fitch reflect the ratings agencies’ recognition of the strong, consistent financial performance of the company and the quality of the balance sheet.

U.S. BANCORP IS A CORPORATION
BUILT ON INTEGRITY

We recognize that our financial results are only as good as the respect and confidence of the public and our reputation in the industry and in the marketplace. We operate with the highest levels of honesty and integrity, and we have the controls and monitors in place to ensure that is always true. Our Corporate Governance Guidelines, our Privacy Pledge, and our Code of Ethics and Business Conduct can all be found on our internet website at usbank.com. I urge you to visit the site.

CREATING SHAREHOLDER VALUE
IS OUR PRIORITY

We delivered on our commitment to return at least 80 percent of earnings to shareholders, returning virtually all excess capital to shareholders, 109 percent of earnings in 2004, in the form of dividends and share repurchases. We reaffirmed that commitment with our December 2004 announcement of a 25 percent dividend increase and the authorization of a new 150-million share repurchase program.

This corporation has paid a cash dividend for 142 consecutive years, and we have increased the dividend for 33 consecutive years. That long-time record of dividend increases earned U.S. Bancorp the designation of one of the S&P’s 58 “Dividend Aristocrats.” Only nine other issues have paid a dividend longer than U.S. Bancorp, which first paid a dividend in 1863.

We manage this corporation to increase the value of your investment in U.S. Bancorp. It’s the reason we come to work each day.

Sincerely,

Jerry A. Grundhofer
Chairman and Chief Executive Officer
U.S. Bancorp
February 28, 2005

U.S. BANCORP     5

FIVE STAR SERVICE IN ACTION THE VALUES OF FIVE STAR SERVICE Take Ownership Make it Personal Add Value to Every Interaction Make Customer Courtesy Common Share Knowledge SHE TAKES OWNERSHIP. May Li, Manager Factoria Office, Bellevue, WA When Terrie Nixdorff needed help obtaining a debit card after experiencing an unsettling fraud situation, May Li stepped right in. With unyielding determination and extensive follow-through, May Li ensured that Terrie's situation was completely resolved. 6 U.S. BANCORP

Teshan Lewis, Account Coordinator Corporate Payment Systems, Minneapolis, MN Teshan Lewis went above and beyond to secure a Government Purchase Card for a staff member of the United States Air Force who was preparing for a short-notice deployment to Iraq. Teshan's personal commitment and persistence ensured the staff member received the card in time to carry out his mission. Teshan is pictured with Lt. Col. Todd Pospisil and Government Purchase Card Program Managers Laura Ball and Marie D'Angelo. HE MAKES IT PERSONAL.

SHE ADDS VALUE. Pam Paley, Relationship Manager The Private Client Group, Cincinnati, OH Pam Paley partners with Frederic H. Mayerson, Chairman and Managing General Partner of The Walnut Group, a diversified private equity investment company. Pam adds value to every interaction by consistently finding the right specialized, competitive products and services designed to meet the needs of The Walnut Group's principals. Ann Vazquez, Manager Broker Dealer Division, St. Louis, MO Since 1989, Ann Vazquez has provided unparalleled expertise and professional, courteous service to Rodger Riney, Founder, President and CEO of Scottrade. Recently, Ann was instrumental in finding a creative credit facility solution. Coupled with her consistently personalized attention, Ann makes sure that what matters most to Scottrade matters most to U.S. Bank. SHE MAKES CUSTOMER COURTESY COMMON.

Andrew Eberhardy, Project Manager Elan Financial Services, Milwaukee, WI Andrew Eberhardy's skilled support made all the difference to Oregon-based Umpqua Bank during a recent credit card portfolio conversion. Drawing on his vast knowledge of conversion processes, Andrew offered Umpqua flexible, efficient and reliable options to guarantee their satisfaction. Andrew is pictured with Susie McEuin and Laura Schaeffer of Umpqua. HE SHARES HIS KNOWLEDGE.

ADVANTAGEOUS BUSINESS MIX
13.1 million customers rely on U.S. Bancorp as their financial partner. From a simple personal checking account to sophisticated corporate transactions, U.S. Bancorp has the products and services, the talent, the technologies and the expertise to help our customers achieve their goals.

WHOLESALE
     BANKING

With relationship managers who understand the companies, the markets and the industries of our commercial, corporate and correspondent customers, no bank brings more to the table than U.S. Bank.

Whether it’s finding the right financing and capital for growth and expansion, accelerating receivables, expediting transactions, managing employee benefits programs or structuring transactions to finance foreign trade, U.S. Bank has the business solutions that build businesses and futures.

After several years of lackluster demand, in 2004 we saw an increase, albeit modest, in commercial and corporate lending, particularly in the areas of commercial and industrial lending and commercial real estate. Economic trends across most markets are positive overall and we expect to see continued improvement in 2005. Interest rates, while rising, are affordable, and companies appear more ready than at any time in the past several years to invest in their businesses.

Significant changes within our organization position us well to be more visible and active in every market, with more streamlined procedures and more competitive pricing. These changes augment the high level of customer service and industry expertise already provided to our customers.

KEY BUSINESS UNITS

•	Middle Market Commercial Banking
•	Commercial Real Estate
•	Corporate Banking
•	Correspondent Banking
•	Dealer Commercial Services
•	Equipment Leasing
•	Foreign Exchange
•	Government Banking
•	International Banking
•	Specialized Industries
•	Specialized Lending
•	Treasury Management

10      U.S. BANCORP

PAYMENT
     SERVICES

U.S. Bancorp is a recognized leader in the rapidly growing payments business, with customers ranging from individual credit and debit cardholders and ATM users to local and global merchants, fleet enterprises and multinational corporations with complex payment and payment processing needs.

KEY BUSINESS UNITS

• Corporate Payment Systems
• Merchant Payment Services
• NOVA Information Systems, Inc.
• Retail Payment Solutions (card services)
• Transaction Services

We provide innovative card-based programs, internet-based reporting tools, fully integrated payment solutions and electronic payments settlement answers across the country and around the world.

Payment Services is a higher growth, higher return line of business for U.S. Bancorp. We will continue to invest in the technology, acquisitions, product development and sales promotion needed to support its continued growth.

There is strong momentum in merchant processing, especially related to our new NOVA processing capabilities in Europe. Both our retail payments and corporate payments businesses are focusing on the expansion of existing relationships with current customers. Additionally, corporate payment products and merchant processing can provide valuable benefits to middle market and small business companies, and we are increasing penetration of those customer segments for payments and processing services.

We are also investing in the hardware and technology to expand and enhance our network of U.S. Bank ATMs. Our newest generation of ATMs are among the most highly functional in the industry, with vivid, striking graphics and transaction screens and customization capabilities so that customers’ transactions are faster, easier and individualized.

THE PRIVATE CLIENT GROUP,
                    TRUST & ASSET MANAGEMENT

U.S. Bancorp understands what it takes to build, manage and preserve our clients’ wealth. From sensitive and personalized family financial management and estate planning to sophisticated corporate trust transactions to expert advice on investments, we prepare clients for today’s realities and tomorrow’s goals.

KEY BUSINESS UNITS

• The Private Client Group
• Corporate Trust Services
• Institutional Trust & Custody
• U.S. Bancorp Asset Management, Inc.
• U.S. Bancorp Fund Services, LLC

The Private Client Group works with affluent individuals and families, professional service corporations and non-profit organizations as a bank within a bank, providing tailored programs to meet specialized needs. Recognizing that many more U.S. Bank customers could benefit from the financial planning, investment management, personal trust and private banking expertise of The Private Client Group, this group is building stronger bank-wide partnerships with other U.S. Bank lines of business to identify Private Client Group referral opportunities.

Built on our strong technology platform and superior management, Corporate Trust Services is leveraging its distribution and scale following our two most recent acquisitions. We reported to you last year about our acquisition of the State Street corporate trust business, and in June 2004 we completed the acquisition of National City’s corporate trust division, a transaction that brought the bank $34 billion in assets under administration and 3,800 corporate clients throughout the Midwest. It is our sixth corporate trust acquisition since 1999, reflecting our approach of acquisitions to grow revenue and businesses capable of competing with anyone.

U.S. Bancorp Asset Management, Inc., a subsidiary of U.S. Bank National Association, serves as the investment advisor to the First American Funds. It provides investment management services to individuals and institutions including corporations, foundations, pension funds, public funds, and retirement plans. The firm has offices in 24 states. Asset Management distribution is expanding through increased penetration of the Institutional Market and third-party distribution. In 2004, U.S. Bancorp Asset Management launched two new mutual funds—the First American Inflation Protected Securities Fund and the First American U.S. Treasury Money Market Fund. A retirement (R) share class was also added to a number of funds in the fund family.

CONSUMER
          BANKING

Our customers want convenience, accessibility, quality products and outstanding service. Our distribution channels—full-service banking offices, ATMs, telephone banking, and internet banking—deliver the deposit, credit, mortgage, investment and insurance products that support the goals and visions of personal and small business customers.

Business momentum in Consumer Banking is strong, and we continue to invest in technologies and initiatives that enhance distribution and deliver on customer expectations.

Customer satisfaction remains our top priority, and new Consumer Banking product initiatives are positively impacting customer satisfaction. Enhancements to internet banking on usbank.com, again ranked number one by Speer and Associates, provide even greater flexibility, customization and functionality.

Significant investment in innovative image technology enables U.S. Bank Internet Banking customers to instantly view more than 3.5 million check and deposit slip images per month on their computer screens. A wide range of operational procedures have also been simplified and streamlined.

KEY BUSINESS UNITS

• 24-Hour Banking &		• Investments and
	Financial Sales		Insurance

•	Business Equipment Finance	•	Metropolitan Branch Banking

•	Community Banking	•	Small Business Banking

•	Consumer Lending	•	SBA Division

•	Home Mortgage	•	Workplace and Student Banking
•	In-store and Corporate
On-site Banking

We continue to expand our unique Checking That Pays® rewards program, which gives customers who use their U.S. Bank Visa® Check Card the choice of four different reward options. In 2004, U.S. Bank rewarded customers more than $26 million in annual cash rebates, five times the $5 million rewarded in 2000.

OUR IN-STORE BANKING NETWORK CONTINUES TO GROW
Our in-store branch network—the third largest in the industry—delivers all the access of traditional branches to our customers inside grocery and convenience stores. Building on the tremendous success of this lower cost distribution channel, last year U.S. Bank began a major expansion of in-store branches in fast-growing markets such as Arizona, California, Nevada and Utah. These new branches continue to exceed expectations for profitability.
In 2003, we opened six new Nashville Publix and 32 new Safeway, Vons, Smith’s, Pak N Save and Pavilion branches, plus additional branches with other valued partners. We continued to grow in 2004, opening 112 new in-store branches. By the end of 2005, U.S. Bank will have opened 185 new in-store branches as part of the newest expansion initiative, for a total overall of 478 in-store branches in 19 states.

INITIATIVES FOR SUCCESS
INVESTING
IN OUR COMPANY FOR GROWTH AND SERVICE Increasing our ability to provide better customer service, offer new customer options, and develop and deliver new products keeps us ahead of the curve and ahead of the competition.

MARKET PENETRATION

In Consumer Banking, we have improved our automated capability to identify product recommendation and customer service opportunities at the individual customer level so we can provide more personalized service and recommend the most appropriate products.

In Corporate Payment Systems, we are dedicating resources to build middle market relationships. We have redesigned and simplified processes, applications and contracts and have been pursuing new client categories among companies with annual sales between $20 and $500 million. Our new One Card for the middle market combines the best features from our corporate and purchasing cards into one easy-to-manage program.

NOVA’s new Electronic Check Service processing streamlines check acceptance and mitigates risk for our customers so they can accept checks as safely and easily as card payment alternatives.

Gift card industry sales reached $45 billion in 2003 and are forecast to double by 2007. NOVA’s growing gift card program meets the needs of merchants in a cost-effective manner, and NOVA gift cards are processed using the same point-of-sale systems used for credit and debit card processing, further controlling costs.

14     U.S. BANCORP

The Private Client Group has several initiatives in progress which leverage the franchise to develop new client relationships. Our focus is on building stronger internal partnerships with other U.S. Bancorp lines of business. We recognize that many customers already doing business with U.S. Bank could benefit from the comprehensive and specialized expertise of our Financial Planning, Private Banking, Personal Trust, Investment and Insurance experts in The Private Client Group.

Retail Payment Solutions has increased penetration of personal and small business checking account customers with U.S. Bank-branded credit and debit cards by investing in sales and training opportunities with our expanded branch network.

PRODUCT DEVELOPMENT
Treasury Management will launch SinglePointSM, a unified customer workstation in 2005, providing a single point of access for our core U.S. Bank Treasury Management services. SinglePointSM allows business customers to access information and reports, initiate and manage ACH transactions and wires, view check and deposit images and manage check fraud programs at one source.

We have upgraded and image-enabled key lockbox sites for both wholesale and retail payment processing, and introduced a suite of check conversion products and services including On-Site Electronic Deposit and Electronic Cash Letter.

Institutional Trust has launched Health Savings Accounts (HSA) to client companies. HSAs are tax-exempt trust or custodial accounts to be used exclusively for future medical expenses. Similar to IRAs, they are special tax-sheltered savings accounts for medical bills for those employees who qualify.
Our new generation of ATMs integrates customization and information delivery with ATM transactions. Customers will have access to personalized messages, customized “fast cash” preferences, and more. These ATMs provide a faster, easier to use, and more personal experience.

We are leveraging our expertise in Commercial Real Estate financing and capitalizing on an improving economy by opening new Commercial Real Estate offices in Phoenix, Dallas and Washington, D.C. Offering our clients greater investment choice, The Private Client Group launched Mutual Fund Open Architecture in 2004, allowing clients to access investments that complement our proprietary funds. We will continue to strategically expand Open Architecture. Retail Payment Solutions successfully entered the affinity debit and credit card market in June 2004. With a potential partner base of 7,000 or more across the country, growth prospects are excellent. U.S. Bancorp’s Elan Financial Services division now offers prepaid card processing for its financial institution clients, providing the ability for these clients to offer payroll cards and to offer or purchase gifts cards. MARKET DEVELOPMENT Our Asset Management business is performance driven, and on this foundation, we have created investment products attractive not only to our own investors, but also products that will be competitive and attractive in third party retail and institutional distribution. We will expand into these new distribution channels in 2005. U.S. Bancorp Fund Services (USBFS), long a recognized administrator for U.S.-based mutual funds, is gaining name recognition and reputation as a third party outsourcing administrator in the alternative investment industry as well. USBFS has made investments in the specialized technology and accounting systems to support servicing both the simple and complex investments held by hedge funds. NOVA continues its merchant processing expansion in Europe through its EuroConex business, headquartered in Ireland. Growing through acquisitions and alliances, EuroConex now supports more than 100,000 merchants across eight European countries. As a specialized business with notable competitive advantages, and one that benefits from economies of scale, we see considerable potential for further European expansion. NOVA also launched a Canadian merchant processing product in October 2004. We anticipate that many current U.S. customers will consolidate their U.S. and Canadian merchant processing with NOVA and that Canadian merchants will switch from fragmented processing systems to NOVA as a single source of top-rated processing and customer service.

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

U.S. BANCORP     17

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

In 2004, U.S. Bancorp and its subsidiaries (the “Company”) continued to demonstrate its financial strength and shareholder focus. We began the year with several specific financial objectives. The first goal was a focus on organic revenue growth. While growth in net interest income has been challenging for the banking industry due to rising interest rates and sluggish commercial loan growth, the Company experienced strong growth in its fee-based revenues, particularly in payment processing services. The Company generated fee-based revenue growth of 11.0 percent in 2004. By year-end, commercial loan balances also displayed encouraging trends as the Company experienced its first year-over-year growth in quarterly average balances since mid-2001. Retail loans continued to display strong growth in 2004. In 2005, the Company will continue to focus on revenue growth driven by disciplined strategic business initiatives, customer service and an emphasis on payment processing, retail banking and commercial lending. The second goal was to continue improving the credit quality of our loan portfolios. During the year nonperforming assets declined 34.8 percent from a year ago and total net charge-offs decreased to .63 percent of average loans outstanding in 2004, compared with 1.06 percent in 2003. By year end 2004, the credit risk profile of the Company had improved to pre-2001 levels. In 2005, the Company will continue to focus on credit quality and minimizing volatility of credit-related losses. Finally, effectively managing costs is always a goal for the Company. During 2004, our efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) improved to 45.3 percent, compared with 45.6 percent in 2003, and continues to be a leader in the banking industry. The Company’s results for 2004 reflect the achievement of these operating objectives and help to position the Company to achieve its long-term goal of 10 percent or greater growth in earnings per diluted share.

     The Company’s strong performance is also reflected in our capital levels and the improving outlook by our credit rating agencies relative to a year ago. Equity capital of the Company continued to be strong at 6.4 percent of tangible common assets at December 31, 2004, compared with 6.5 percent at December 31, 2003. Credit ratings for the Company were upgraded by Fitch Ratings in September 2004 and Moody’s Investors Service in January 2005. Credit ratings assigned by various credit rating agencies reflect the favorable rating agency views of the direction of the Company’s credit quality, risk management, liquidity and capital management practices and our ability to generate capital through earnings.
     In concert with achieving our stated financial objectives, the Company exceeded its objective to return at least 80 percent of earnings to shareholders in the form of dividends and share repurchases by returning 109 percent of 2004 earnings to shareholders. In December 2004, we announced an expanded share repurchase program and further increased our cash dividend resulting in a 25.0 percent increase from the dividend rate in the fourth quarter of 2003. We continue to affirm our goal of returning at least 80 percent of earnings to shareholders.

Earnings Summary The Company reported net income of $4.2 billion in 2004, or $2.18 per diluted share, compared with $3.7 billion, or $1.93 per diluted share, in 2003. The 13.0 percent increase in earnings per diluted share principally reflected growth in fee-based revenues and lower credit costs. Return on average assets and return on average equity were 2.17 percent and 21.4 percent, respectively, in 2004, compared with returns of 1.99 percent and 19.2 percent, respectively, in 2003. Net income in 2003 included after-tax income from discontinued operations of $22.5 million, or $.01 per diluted share.

     In 2004, the Company had income from continuing operations, net of tax, of $4.2 billion, or $2.18 per diluted share, compared with $3.7 billion, or $1.92 per diluted share, in 2003. The Company’s results from continuing operations in 2004 reflected slightly lower net interest income, strong fee-based revenue growth and lower credit costs. During 2004, certain elements of the Company’s operating results included the impact of management actions or specific events. In 2004, the Company undertook several asset/liability management actions in response to changing interest rates, including sales of investment securities and the prepayment of certain long-term debt. These actions enabled the Company to maintain an interest rate risk position that is relatively neutral to rising interest rates; however, the Company incurred $104.9 million of net securities losses in 2004, a net reduction of $349.7 million from 2003, and debt prepayment costs of $154.8 million in 2004. Also resulting from changes in interest rates, the Company incurred a $56.8 million impairment of its portfolio of mortgage servicing rights (“MSR”), a favorable reduction in other intangibles expenses of $151.9 million relative to 2003. Included in the provision for credit losses in 2004 was a reduction in the allowance for credit losses of $98.5 million, reflecting continued improvement in credit quality and economic conditions. In addition, the Company’s effective income tax rate declined to

18  U.S. BANCORP

32.5 percent in 2004, from 34.4 percent in 2003, principally due to changes in estimated tax liabilities related to the resolution of certain federal and state tax examinations. Year-over-year results were also impacted by a reduction in merger and restructuring-related charges of $46.2 million, reflecting the completion of all significant business integration activities in 2003.
     Total net revenue, on a taxable-equivalent basis, was $12.7 billion in 2004, compared with $12.5 billion in 2003, a year-over-year increase of $128.6 million (1.0 percent). The increase in net revenue was comprised of a 3.9 percent increase in noninterest income and a 1.1 percent decline in net interest income. The 3.9 percent net increase in noninterest income was driven by strong growth in fee-

Table 1	Selected Financial Data

Year Ended December 31
(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	2002	2001	2000

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$7,139.9	$7,217.5	$6,847.2	$6,405.2	$6,072.4
Noninterest income	5,624.1	5,068.2	4,910.8	4,340.3	3,958.9
Securities gains (losses), net	(104.9)	244.8	299.9	329.1	8.1

Total net revenue	12,659.1	12,530.5	12,057.9	11,074.6	10,039.4
Noninterest expense	5,784.5	5,596.9	5,740.5	6,149.0	4,982.9
Provision for credit losses	669.6	1,254.0	1,349.0	2,528.8	828.0

Income from continuing operations before taxes	6,205.0	5,679.6	4,968.4	2,396.8	4,228.5
Taxable-equivalent adjustment	28.6	28.2	32.9	54.5	82.0
Applicable income taxes	2,009.6	1,941.3	1,707.5	818.3	1,422.0

Income from continuing operations	4,166.8	3,710.1	3,228.0	1,524.0	2,724.5
Discontinued operations (after-tax)	—	22.5	(22.7)	(45.2)	27.6
Cumulative effect of accounting change (after-tax)	—	—	(37.2)	—	—

Net income	$4,166.8	$3,732.6	$3,168.1	$1,478.8	$2,752.1

Per Common Share
Earnings per share from continuing operations	$2.21	$1.93	$1.68	$.79	$1.43
Diluted earnings per share from continuing operations	2.18	1.92	1.68	.79	1.42
Earnings per share	2.21	1.94	1.65	.77	1.44
Diluted earnings per share	2.18	1.93	1.65	.76	1.43
Dividends declared per share (b)	1.020	.855	.780	.750	.650
Book value per share	10.52	10.01	9.62	8.58	8.06
Market value per share	31.32	29.78	21.22	20.93	23.25
Average common shares outstanding	1,887.1	1,923.7	1,916.0	1,927.9	1,906.0
Average diluted common shares outstanding	1,912.9	1,936.2	1,924.8	1,940.3	1,918.5

Financial Ratios
Return on average assets	2.17%	1.99%	1.84%	.89%	1.74%
Return on average equity	21.4	19.2	18.3	9.0	19.0
Net interest margin (taxable-equivalent basis)	4.25	4.49	4.65	4.46	4.38
Efficiency ratio (c)	45.3	45.6	48.8	57.2	49.7

Average Balances
Loans	$122,141	$118,362	$114,453	$118,177	$118,317
Loans held for sale	1,608	3,616	2,644	1,911	1,303
Investment securities	43,009	37,248	28,829	21,916	17,311
Earning assets	168,123	160,808	147,410	143,501	138,636
Assets	191,593	187,630	171,948	165,944	158,481
Noninterest-bearing deposits	29,816	31,715	28,715	25,109	23,820
Deposits	116,222	116,553	105,124	104,956	103,426
Short-term borrowings	14,534	10,503	10,116	11,679	11,008
Long-term debt	35,115	33,663	32,172	26,088	23,316
Shareholders’ equity	19,459	19,393	17,273	16,426	14,499

Period End Balances
Loans	$126,315	$118,235	$116,251	$114,405	$122,365
Allowance for credit losses	2,269	2,369	2,422	2,457	1,787
Investment securities	41,481	43,334	28,488	26,608	17,642
Assets	195,104	189,471	180,027	171,390	164,921
Deposits	120,741	119,052	115,534	105,219	109,535
Long-term debt	34,739	33,816	31,582	28,542	23,276
Shareholders’ equity	19,539	19,242	18,436	16,745	15,333
Regulatory capital ratios
Tangible common equity	6.4%	6.5%	5.7%	5.9%	6.4%
Tier 1 capital	8.6	9.1	8.0	7.8	7.3
Total risk-based capital	13.1	13.6	12.4	11.9	10.7
Leverage	7.9	8.0	7.7	7.9	7.5

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Dividends per share have not been restated for the 2001 Firstar/ former U.S. Bancorp of Minneapolis merger.
(c)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. BANCORP  19

based products and services (11.0 percent), particularly in payment processing revenue, offset by a $349.7 million reduction in gains (losses) on sales of securities. The 1.1 percent decline in net interest income reflected modest growth in average earning assets, offset by lower net interest margins. Also contributing to the year-over-year decline in net interest income was a reduction in loan fees, the result of fewer loan prepayments during a rising rate environment. In 2004, average earning assets increased $7.3 billion (4.5 percent), compared with 2003, primarily due to growth in residential mortgages, retail loans and investment securities, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin in 2004 was 4.25 percent, compared with 4.49 percent in 2003. The decline in net interest margin primarily reflected the competitive credit pricing environment, a preference to acquire adjustable-rate securities for asset/liability management purposes, lower prepayment fees, a modest increase in the percent of total earning assets funded by wholesale sources of funding and higher rates paid on wholesale funding due to the impact of rising rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar, a commercial loan conduit, onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total noninterest expense was $5.8 billion in 2004, compared with $5.6 billion in 2003. The increase in total noninterest expense of $187.6 million (3.4 percent), primarily reflected a $154.8 million charge related to the prepayment of a portion of the Company’s long-term debt. The expense growth also reflected increases in compensation, employee benefits, professional services, marketing and business development, technology and communications and other operating expense, as well as expenses related to the expansion of the merchant acquiring business in Europe. These unfavorable variances were partially offset by a favorable change in impairment charges related to the MSR portfolio of $151.9 million and a $46.2 million reduction in merger and restructuring-related charges. Refer to “Acquisition and Divestiture Activity” for further information on the timing of acquisitions. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 45.3 percent in 2004, compared with 45.6 percent in 2003.
     The provision for credit losses was $669.6 million for 2004, compared with $1,254.0 million for 2003, a decrease of $584.4 million (46.6 percent). The decrease in the provision for credit losses reflected improving credit quality and economic conditions relative to 2003. Net charge-offs during 2004 were $767.1 million, compared with net charge-offs of $1,251.7 million during 2003, a reduction of $484.6 million. The decline in net charge-offs was primarily the result of declining levels of stressed and nonperforming loans, continuing collection efforts and improving economic conditions. In response to improving credit conditions, the Company made a decision in 2004 to reduce the allowance for credit losses. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Acquisition and Divestiture Activity On December 31, 2003, the Company announced that it had completed the tax-free distribution of Piper Jaffray Companies representing substantially all of the Company’s capital markets business line. The Company distributed to our shareholders one share of Piper Jaffray common stock for every 100 shares of U.S. Bancorp common stock, by means of a special dividend of $685 million. This distribution did not include brokerage, financial advisory or asset management services offered to customers through other business units. The Company continues to provide asset management services to its customers through the Private Client, Trust and Asset Management business segment and access to investment products and services through its extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business segment. In connection with the spin-off of Piper Jaffray, historical financial results related to Piper Jaffray have been segregated and accounted for in the Company’s financial statements as discontinued operations.

     On June 29, 2004, the Company purchased the remaining 50 percent ownership interest in EuroConex Technologies Ltd (“EuroConex”) from the Bank of Ireland. In addition, during the second and fourth quarters of 2004, the Company completed three separate transactions to acquire merchant processing businesses in Poland, the United Kingdom and Norway. In connection with these transactions, EuroConex and its affiliates provide debit and credit card processing services to merchants, directly and through alliances with banking partners in these European markets. These transactions represented total assets acquired of $377 million and total liabilities assumed of $115 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $163 million and goodwill of $105 million. The goodwill reflected the strategic value of these businesses to the Company’s European merchant processing business and anticipated economies of scale that will result from these transactions.
     On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company (“State Street Corporate Trust”) in a cash

20  U.S. BANCORP

transaction valued at $720 million. State Street Corporate Trust was a leading provider, particularly in the Northeast, of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. The transaction represented total assets acquired of $677 million and total liabilities assumed of $39 million. Included in total assets were contract and other intangibles with a fair value of $218 million and goodwill of $520 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust business and processing economies of scale resulting from the transaction.
     On November 1, 2002, the Company acquired 57 branches and a related operations facility in northern California from Bay View Bank (“Bay View”), a wholly-owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities assumed (primarily retail and small business deposits) of $3.3 billion. Included in total assets were approximately $336 million of select loans primarily with depository relationships, core deposit intangibles of $56 million and goodwill of $427 million. The goodwill reflected the strategic value of expanding the Company’s market within the San Francisco Bay area.
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly-owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction represented total assets acquired of $531 million and total liabilities assumed of $446 million. Included in total assets were mortgage servicing rights and other intangibles of $173 million and goodwill of $18 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities.
     Refer to Notes 3, 4 and 5 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations, business combinations and merger and restructuring-related items.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $7.1 billion in 2004, compared with $7.2 billion in 2003 and $6.8 billion in 2002. The decline in net interest income in 2004 reflected modest growth in average earning assets, more than offset by lower net interest margins. Also contributing to the year-over-year decline in net interest income was a $37.6 million reduction in loan fees, the result of fewer loan prepayments in a rising rate environment. Average earning assets were $168.1 billion for 2004, compared with $160.8 billion and $147.4 billion for 2003 and 2002, respectively. The $7.3 billion (4.5 percent) increase in average earning assets for 2004, compared with 2003, was primarily driven by increases in residential mortgages, retail loans and investment securities, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The decline in average commercial loans from a year ago reflected soft loan demand in 2003 and through the third quarter of 2004. The Company began to experience growth in commercial

Table 2	Analysis of Net Interest Income

				2004	2003
(Dollars in Millions)	2004	2003	2002	v 2003	v 2002

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$9,215.1	$9,286.2	$9,526.8	$(71.1)	$(240.6)
Expense on interest-bearing liabilities	2,075.2	2,068.7	2,679.6	6.5	(610.9)

Net interest income (taxable-equivalent basis)	$7,139.9	$7,217.5	$6,847.2	$(77.6)	$370.3

Net interest income, as reported	$7,111.3	$7,189.3	$6,814.3	$(78.0)	$375.0

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.48%	5.77%	6.46%	(.29)%	(.69)%
Rate paid on interest-bearing liabilities	1.53	1.60	2.26	(.07)	(.66)

Gross interest margin (taxable-equivalent basis)	3.95%	4.17%	4.20%	(.22)%	(.03)%

Net interest margin (taxable-equivalent basis)	4.25%	4.49%	4.65%	(.24)%	(.16)%

Average balances
Investment securities	$43,009	$37,248	$28,829	$5,761	$8,419
Loans	122,141	118,362	114,453	3,779	3,909
Earning assets	168,123	160,808	147,410	7,315	13,398
Interest-bearing liabilities	136,055	129,004	118,697	7,051	10,307
Net free funds (b)	32,068	31,804	28,713	264	3,091

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

U.S. BANCORP  21

loans in late 2004 as economic conditions continued to improve. The net interest margin in 2004 was 4.25 percent, compared with 4.49 percent and 4.65 percent in 2003 and 2002, respectively. The 24 basis point decline in 2004 net interest margin, compared with 2003, primarily reflected the competitive credit pricing environment, a preference to acquire adjustable-rate securities which have lower yields and a decline in prepayment fees. The net interest margin was also impacted by a modest increase in the percent of total earning assets funded by wholesale sources of funding and higher rates paid on wholesale funding due to the impact of rising rates. The shift towards wholesale funding reflects, in part, slower growth in deposits as growth in mortgage banking escrows and government-related deposits declined. It also reflects asset/liability decisions to issue longer-term fixed-rate borrowings given the rising rate environment. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from the Stellar commercial loan conduit onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total average loans of $122.1 billion in 2004 were $3.8 billion (3.2 percent) higher, compared with 2003, reflecting growth in average residential mortgages, average retail loans and average commercial real estate loans of $2.6 billion (22.5 percent), $3.0 billion (7.9 percent) and $.1 billion (.5 percent), respectively. Growth in these categories was offset somewhat by an overall decline in average commercial loans of $2.0 billion (4.8 percent). Although the consolidation of loans from the Stellar commercial loan conduit had a positive impact on average loan balances year-over-year, excess liquidity and improving cash flows among corporate borrowers led to the overall decrease in total commercial loans. The Company began to experience growth in average commercial loans in the fourth quarter of 2004.
     Average investment securities were $5.8 billion (15.5 percent) higher in 2004, compared with 2003, reflecting the reinvestment of proceeds from declining average commercial loan balances and loans held for sale. The Company utilizes the investment portfolio as part of its overall asset/liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. During 2004, the Company received proceeds from prepayments and maturities of investment securities of $12.3 billion. Also, the Company made a decision to sell $8.2 billion of fixed-rate securities, classified as available-for-sale, as part of interest rate risk management actions given changes in rates during the year, recognizing a $104.9 million loss on the sale of securities.

Table 3	Net Interest Income — Changes Due to Rate and Volume (a)

	2004 v 2003			2003 v 2002

(Dollars in Millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Increase (decrease) in
Interest income
Investment securities	$254.3	$(115.5)	$138.8	$428.4	$(235.2)	$193.2
Loans held for sale	(112.2)	1.5	(110.7)	62.7	(31.1)	31.6
Commercial loans	(110.8)	8.3	(102.5)	(149.0)	(157.8)	(306.8)
Commercial real estate	7.3	(48.6)	(41.3)	90.2	(141.9)	(51.7)
Residential mortgage	160.2	(61.5)	98.7	232.5	(114.4)	118.1
Retail loans	210.4	(264.5)	(54.1)	134.9	(363.9)	(229.0)

Total loans	267.1	(366.3)	(99.2)	308.6	(778.0)	(469.4)
Other earning assets	(13.7)	13.7	—	6.4	(2.4)	4.0

Total	395.5	(466.6)	(71.1)	806.1	(1,046.7)	(240.6)
Interest expense
Interest checking	8.0	(21.5)	(13.5)	22.6	(40.6)	(18.0)
Money market accounts	5.3	(87.8)	(82.5)	87.7	(82.8)	4.9
Savings accounts	1.0	(6.8)	(5.8)	3.5	(7.4)	(3.9)
Time certificates of deposit less than $100,000	(70.4)	(39.2)	(109.6)	(146.3)	(146.2)	(292.5)
Time deposits greater than $100,000	24.6	(5.5)	19.1	26.3	(105.5)	(79.2)

Total interest-bearing deposits	(31.5)	(160.8)	(192.3)	(6.2)	(382.5)	(388.7)
Short-term borrowings	64.1	31.8	95.9	8.5	(64.6)	(56.1)
Long-term debt	34.7	68.2	102.9	45.0	(211.1)	(166.1)

Total	67.3	(60.8)	6.5	47.3	(658.2)	(610.9)

Increase (decrease) in net interest income	$328.2	$(405.8)	$(77.6)	$758.8	$(388.5)	$370.3

(a)	This table shows the components of the change in net interest income by volume and rate on a taxable-equivalent basis utilizing a tax rate of 35 percent. This table does not take into account the level of noninterest-bearing funding, nor does it fully reflect changes in the mix of assets and liabilities. The change in interest not solely due to changes in volume or rates has been allocated on a pro-rata basis to volume and yield/rate.

22  U.S. BANCORP

Given the soft commercial loan demand in early 2004, the Company acquired $19.6 billion of investment securities, representing principally adjustable and shorter-term fixed-rate mortgage-backed securities, giving consideration to the Company’s overall asset/liability position. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits of $29.8 billion in 2004 were lower by $1.9 billion (6.0 percent), compared with 2003. While average branch-based noninterest-bearing deposits increased by 2.7 percent from a year ago, mortgage-related escrow balances and business-related noninterest-bearing deposits, including corporate banking, mortgage banking and government deposits, declined. Average interest-bearing deposits of $86.4 billion in 2004 were higher by $1.6 billion (1.8 percent), compared with 2003. The year-over-year increase in average interest-bearing deposits included increases in average savings products deposits of $2.6 billion (4.6 percent) and time deposits greater than $100,000 of $1.4 billion (11.0 percent), partially offset by a decrease in time certificates of deposit less than $100,000 of $2.4 billion (15.6 percent). The decrease in time certificates of deposit less than $100,000 was primarily due to pricing decisions by management in connection with the Company’s overall funding and risk management activities.
     Average net free funds increased $.3 billion from a year ago, including a decrease in average noninterest-bearing deposits, other liabilities and other assets of $1.9 billion (6.0 percent), $1.3 billion (16.7 percent) and $3.1 billion (10.5 percent), respectively, in 2004, compared with 2003. The decrease in other assets and liabilities principally reflects the impact of the spin-off of Piper Jaffray Companies.
     The increase in net interest income in 2003, compared with 2002, was driven by an increase in average earning assets, growth in average net free funds and favorable changes in the Company’s average funding mix. Also contributing to the year-over-year increase in net interest income were various acquisitions, including Leader, State Street Corporate Trust and Bay View, which accounted for approximately $71.9 million of the increase during 2003. Average earning assets were $160.8 billion for 2003, compared with $147.4 billion for 2002. The $13.4 billion (9.1 percent) increase in average earning assets for 2003, compared with 2002, was primarily driven by increases in investment securities, loans held for sale, residential mortgages and retail loans, partially offset by a decline in commercial loans. The 16 basis point decline in 2003 net interest margin, compared with 2002, primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, changes in loan mix and a decline in the margin benefit from net free funds due to lower average interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar, a commercial loan conduit, onto the Company’s balance sheet in the third quarter of 2003. The $3.9 billion (3.4 percent) increase in total average loans for 2003, compared with 2002, reflected growth in average residential mortgages, retail loans and commercial real estate loans of $3.3 billion (39.0 percent), $1.7 billion (4.6 percent) and $1.4 billion (5.5 percent), respectively, offset somewhat by an overall decline in average commercial loans of $2.5 billion (5.7 percent). Average investment securities were $8.4 billion (29.2 percent) higher in 2003, compared with 2002, reflecting the reinvestment of proceeds from loan sales, declining commercial loan balances and deposits assumed in connection with the Bay View transaction. Average interest-bearing deposits of $84.8 billion in 2003 were higher by $8.4 billion (11.0 percent), compared with 2002. Approximately $3.0 billion of the year-over-year increase in average interest-bearing deposits was due to acquisitions, while the remaining growth was driven by increases in savings balances. The increase in savings balances reflected product initiatives, increasing government banking deposits and customer decisions to maintain liquidity. Average net free funds increased $3.1 billion from the prior year, including an increase in average noninterest-bearing deposits of $3.0 billion (10.4 percent) in 2003, compared with 2002. The increase in noninterest-bearing deposits was primarily due to mortgage banking activities during early 2003 and higher liquidity among corporate customers maintained in demand deposit balances year-over-year.

Provision for Credit Losses The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of Allowance for Credit Losses” section. The provision for credit losses was $669.6 million in 2004, compared with $1,254.0 million and $1,349.0 million in 2003 and 2002, respectively.

     The decline in the provision for credit losses of $584.4 million in 2004 reflected continuing improvement in the credit quality of the loan portfolio and changing economic conditions. The changes in credit quality continued to be broad-based across most industries resulting in improving credit risk ratings, a decline in nonperforming assets and lower total net charge-offs. While general economic conditions improved somewhat in 2003, commercial loan demand continued to be soft in most markets within the banking footprint during much of 2004. In the fourth quarter of 2004, the Company began to experience growth in commercial loans, indicating that

U.S. BANCORP  23

economic conditions within the Company’s markets were expanding. In response to improving credit performance and economic conditions, the Company made a decision to reduce the allowance for credit losses.
     The decline in the provision for credit losses of $95.0 million in 2003 primarily reflected an improving credit risk profile resulting in lower nonperforming loans and commercial and retail loan losses. The decline in nonperforming loans and commercial loan net charge-offs was broad-based across most industries within the commercial loan portfolio. Retail loan delinquency ratios continued to improve across most retail loan portfolios, reflecting improving economic conditions and the Company’s ongoing collection efforts and risk management activities. These were also the principal factors resulting in lower levels of retail net charge-offs during 2003.
     Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in 2004 was $5.5 billion, compared with $5.3 billion in 2003 and $5.2 billion in 2002. The increase in noninterest income of $206.2 million (3.9 percent) in 2004, compared with 2003, was driven by strong organic growth in most fee-based products and services categories (11.0 percent), particularly in payment processing revenue. Partially offsetting the increase in fee-based revenue growth in 2004 was a year-over-year reduction in net securities gains (losses) of $349.7 million.

     Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in 2004, compared with 2003, by $88.6 million (15.8 percent), $45.5 million (12.6 percent) and $9.4 million (5.7 percent), respectively. Although credit and debit card revenue increased year-over-year, the growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and MasterCard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers, which lowered interchange rates on signature debit transactions beginning in August 2003. The year-over-year impact of VISA’s settlement on debit card revenue for 2004 was approximately $32.8 million. This change in the interchange rate, in addition to higher customer loyalty rewards expenses, however, were more than offset by growth in transaction volumes and other rate changes. The corporate payment products revenue growth reflected growth in sales, card usage and rate changes. The favorable variance in ATM processing services revenue was also due to increases in transaction volumes and sales. Merchant processing services revenue was higher in 2004 by $113.2 million (20.2 percent), compared with 2003, reflecting an increase in same store sales volume, new business and the recent expansion of the Company’s merchant acquiring business in Europe. These recent European acquisitions accounted for approximately $58.6 million of the total increase. Deposit service charges increased in 2004 by $90.6 million (12.7 percent), primarily due to account growth, revenue enhancement initiatives and transaction-related fees. Trust and investment management fees increased by $27.3 million (2.9 percent), compared with 2003, as gains from equity market valuations were partially offset by lower fees, partially due to a change in mix of fund balances and customers’ migration from money market mutual funds to interest-bearing deposits with marginally better pricing. Treasury management fees were relatively flat from a year ago. Increased fees driven by a change in the Federal government’s payment methodology for treasury management services to fees for services rather than maintaining compensating balances in the third quarter of 2003 were offset by higher interest earnings credit on customers’ compensating balances and the impact of an

Table 4	Noninterest Income

				2004	2003
(Dollars in Millions)	2004	2003	2002	v 2003	v 2002

Credit and debit card revenue	$649.3	$560.7	$517.0	15.8%	8.5%
Corporate payment products revenue	406.8	361.3	325.7	12.6	10.9
ATM processing services	175.3	165.9	160.6	5.7	3.3
Merchant processing services	674.6	561.4	567.3	20.2	(1.0)
Trust and investment management fees	981.2	953.9	892.1	2.9	6.9
Deposit service charges	806.4	715.8	690.3	12.7	3.7
Treasury management fees	466.7	466.3	416.9	.1	11.8
Commercial products revenue	432.2	400.5	479.2	7.9	(16.4)
Mortgage banking revenue	397.3	367.1	330.2	8.2	11.2
Investment products fees and commissions	156.0	144.9	132.7	7.7	9.2
Securities gains (losses), net	(104.9)	244.8	299.9	*	(18.4)
Other	478.3	370.4	398.8	29.1	(7.1)

Total noninterest income	$5,519.2	$5,313.0	$5,210.7	3.9%	2.0%

* Not meaningful

24  U.S. BANCORP

industry-wide shift of payments from paper-based to electronic and card-based transactions. During 2004, commercial products revenue increased $31.7 million (7.9 percent), primarily due to syndication fees and commercial leasing revenue. An increase in loan servicing revenues from a year ago contributed to an increase of $30.2 million (8.2 percent) in mortgage banking revenue during 2004. The growth in mortgage servicing revenues was offset somewhat by lower gains from the sale of mortgage loan production. Investment products fees and commissions revenue increased in 2004 by $11.1 million (7.7 percent), compared with 2003, primarily due to higher sales activity in the Consumer Banking business line. The increase in sales activities reflected improving equity market conditions in late 2003 and 2004. Other noninterest income increased by $107.9 million (29.1 percent) from 2003, principally due to improving retail lease residual values resulting in lower end-of-term residual losses, a residual value insurance recovery of $17.2 million during the third quarter of 2004 and improving equity investment valuations.
     In 2003, noninterest income increased $102.3 million (2.0 percent), compared with 2002, driven by strong growth in payment services revenue, trust and investment management fees, deposit service charges, treasury management fees, mortgage banking revenue and investment products fees and commissions attributable to both organic growth and acquisitions. Partially offsetting the increase in noninterest income in 2003 was a year-over-year decrease in net securities gains of $55.1 million. The favorable impact on noninterest income from acquisitions, which included Leader, Bay View and State Street Corporate Trust, was approximately $122.7 million during 2003. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in 2003, compared with 2002, by $43.7 million (8.5 percent), $35.6 million (10.9 percent) and $5.3 million (3.3 percent), respectively. Credit and debit card revenue growth in 2003 was somewhat muted ($19.4 million) due to the impact of the settlement of the antitrust litigation brought against VISA USA and MasterCard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers beginning in August 2003. This change in the interchange rate in the third quarter of 2003, in addition to higher customer loyalty rewards expenses, however, were more than offset by increases in transaction volumes and other pricing enhancements. Corporate payment products revenue and ATM processing services revenue were higher in 2003, primarily reflecting growth in sales and card usage during the year. Merchant processing services revenue was lower in 2003 by $5.9 million (1.0 percent), compared with 2002, primarily due to lower processing spreads resulting from pricing changes that occurred in late 2002 and changes in the mix of merchants. The favorable variance in trust and investment management fees in 2003 of $61.8 million (6.9 percent), compared with 2002, was driven by the acquisition of State Street Corporate Trust, which contributed $83.7 million in fees during 2003. Treasury management fees grew by $49.4 million (11.8 percent) in 2003, compared with 2002, with the majority of the increase occurring within the Wholesale Banking line of business. The increase in treasury management fees during 2003 was driven by growth in product sales, pricing enhancements and the relatively low earnings credit rates to customers. The growth was also driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003. During 2003, commercial products revenue declined $78.7 million (16.4 percent), principally reflecting lower commercial loan conduit servicing fees resulting, in part, from consolidating the Stellar commercial loan conduit. Mortgage banking revenue had a year-over-year increase of $36.9 million (11.2 percent) during 2003, principally due to higher mortgage originations, servicing and secondary market sales and the acquisition of Leader, which contributed $16.5 million of the favorable variance in 2003. Investment products fees and commissions revenue increased in 2003 by $12.2 million (9.2 percent), compared with 2002, primarily due to increased retail brokerage activity given more favorable equity capital market conditions relative to 2002. Deposit service charges increased in 2003 by $25.5 million (3.7 percent), compared with 2002, primarily due to net new growth in checking accounts and fee enhancements principally within the Consumer Banking line of business. Other noninterest income decreased by $28.4 million (7.1 percent) from 2002, which included $67.4 million of gains on the sales of two co-branded credit card portfolios.

Noninterest Expense Noninterest expense in 2004 was $5.8 billion, compared with $5.6 billion and $5.7 billion in 2003 and 2002, respectively. The increase of $187.6 million (3.4 percent) in 2004, compared with 2003, principally reflected a $154.8 million charge related to the prepayment of a portion of the Company’s long-term debt, costs related to business initiatives and incremental expenses of $62.8 million due to the expansion of EuroConex. These increases were offset somewhat by a net reduction in MSR impairments of $151.9 million and lower merger and restructuring-related charges. In 2003, noninterest expense included $46.2 million of merger and restructuring-related costs related to acquisitions completed in prior years. Compensation expense increased in 2004, compared with 2003, due to increases in salaries and stock-based compensation. The increase in salaries reflected business

U.S. BANCORP  25

expansion of in-store branches, the expansion of the Company’s merchant acquiring business in Europe and other initiatives. Stock-based compensation was higher due to lower employee stock-award forfeitures relative to prior years. Employee benefits increased primarily as a result of higher payroll taxes and pension expense; pension and retirement expense increased $34.6 million in 2004, principally reflecting recognition of actuarial losses resulting from lower expected returns in prior years. Marketing and business development increased $13.2 million in 2004, compared with 2003, related to corporate brand advertising and an increase in product marketing campaigns. Technology and communications expense was higher year-over-year by $12.2 million in 2004, compared with 2003, reflecting technology investments that increased software amortization and the write-off of capitalized software being replaced. Included in 2004 results were charges of $154.8 million related to the prepayment of a portion of the Company’s long-term debt. Other expense increased $54.1 million in 2004, compared with 2003. The increase was related to higher fraud and operating losses, insurance costs, operating costs associated with affordable housing investments and merchant processing costs for payment services products, the result of the EuroConex expansion and increases in transaction volume year-over-year.
     The decrease in noninterest expense in 2003, compared with 2002, of $143.6 million (2.5 percent) was primarily the result of business initiatives, cost savings from integration activities and lower merger and restructuring-related charges, partially offset by an increase in MSR impairments, incremental pension and retirement expense of $39.9 million and expenses related to acquisitions. Noninterest expense related to merger and restructuring-related charges declined by $275.0 million (85.6 percent) in 2003, compared with 2002. The decline in merger and restructuring-related charges was primarily due to the completion of integration activities in 2002 associated with the merger of Firstar and the former U.S. Bancorp of Minneapolis (“USBM”). During 2003, noninterest expense included an MSR impairment of $208.7 million, a net increase of $22.6 million, compared with 2002. The year-over-year changes in the valuation of MSRs were caused by fluctuations in mortgage interest rates and related prepayment speeds due to refinancing activities. Acquisitions in 2002, including Leader, Bay View and State Street Corporate Trust, accounted for an increase of $124.9 million in noninterest expense from 2002 to 2003.

Pension Plans Because of the long-term nature of pension plans, the administration and accounting for pensions is complex and can be impacted by several factors, including investment and funding policies, accounting methods and the plan’s actuarial assumptions. The Company and its Compensation Committee have an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, funding policies and investment policies considering its long-term investment time horizon and asset allocation strategies. Note 19 of the Notes to Consolidated Financial Statements provides further information on funding practices, investment policies and asset allocation strategies.

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

Table 5	Noninterest Expense

				2004	2003
(Dollars in Millions)	2004	2003	2002	v 2003	v 2002

Compensation	$2,252.2	$2,176.8	$2,167.5	3.5%	.4%
Employee benefits	389.4	328.4	317.5	18.6	3.4
Net occupancy and equipment	630.8	643.7	658.7	(2.0)	(2.3)
Professional services	148.9	143.4	129.7	3.8	10.6
Marketing and business development	193.5	180.3	171.4	7.3	5.2
Technology and communications	429.6	417.4	392.1	2.9	6.5
Postage, printing and supplies	248.4	245.6	243.2	1.1	1.0
Other intangibles	550.1	682.4	553.0	(19.4)	23.4
Merger and restructuring-related charges	—	46.2	321.2	*	(85.6)
Debt prepayment	154.8	—	(.2)	*	*
Other	786.8	732.7	786.4	7.4	(6.8)

Total noninterest expense	$5,784.5	$5,596.9	$5,740.5	3.4%	(2.5)%

Efficiency ratio (a)	45.3%	45.6%	48.8%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
*	Not meaningful

26  U.S. BANCORP

plan assets. This accounting guidance has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period. At September 30, 2004, the accumulated unrecognized loss approximated $139 million and will ratably impact the actuarially derived market-related value of plan assets through 2009. The impact to pension expense of the unrecognized asset gains or losses will incrementally increase (decrease) pension costs in each year from 2005 to 2009, by approximately $28.9 million, $39.4 million, $6.3 million, $(11.4) million and $(4.1) million, respectively. This assumes that the performance of plan assets equals the assumed LTROR. Actual results will vary depending on the performance of plan assets and changes to assumptions required in the future. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies for pension plans.
     In 2004, the Company recognized a pension cost of $9.0 million compared with pension credits of $23.9 million in 2003 and $63.8 million in 2002. The $32.9 million increase in pension costs in 2004 was driven by a recognition of deferred actuarial (gains) losses and the impact of a lower discount rate, partially offset by the benefit of higher investment income related to the pension contributions made in 2003. In 2003, pension costs increased by $39.9 million, compared with 2002, driven by a $46.4 million reduction in the expected return on assets and a lower discount rate utilized to determine the projected benefit obligation given the declining rate environment. Also, contributing to the increase in pension costs was a one-time curtailment gain in 2002 of $9.0 million related to a nonqualified pension plan compared with a settlement loss of $3.5 million related to nonqualified pension payments in 2003. Somewhat offsetting the increase in pension costs was an expected benefit of approximately $19.0 million associated with lower interest costs related to cash balance accounts and actual changes in employment demographics, such as retirement age.
     In 2005, the Company anticipates that pension costs will increase by approximately $23.5 million. The increase will be driven by the lower discount rate and amortization of unrecognized actuarial losses from prior years.

Note 19 of the Notes to Consolidated Financial Statements provides a summary of the significant pension plan assumptions. Because of the subjective nature of plan assumptions, a sensitivity analysis to hypothetical changes in the LTROR and the discount rate is provided below:

			Base
LTROR	6.9%	7.9%	8.9%	9.9%	10.9%

Incremental benefit (cost)	$(43.8)	$(21.9)	$—	$21.9	$43.7
Percent of 2004 net income	(.65)%	(.33)%	—%	.33%	.65%

			Base
Discount rate	4.0%	5.0%	6.0%	7.0%	8.0%

Incremental benefit (cost)	$(57.0)	$(30.9)	$—	$35.4	$73.5
Percent of 2004 net income	(.85)%	(.46)%	—%	.53%	1.09%

     Due to the complexity of forecasting pension plan activities, the accounting method utilized for pension plans, management’s ability to respond to factors impacting the plans and the hypothetical nature of this information, the actual changes in periodic pension costs could be significantly different than the information provided in the sensitivity analysis.

Income Tax Expense The provision for income taxes was $2,009.6 million (an effective rate of 32.5 percent) in 2004, compared with $1,941.3 million (an effective rate of 34.4 percent) in 2003 and $1,707.5 million (an effective rate of 34.6 percent) in 2002. The improvement in the effective tax rate in 2004, compared with 2003, was primarily due to changes in estimated tax liabilities of $90.0 million related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999 and $16.3 million related to the resolution of a state tax examination for tax years through 2000. The improvement in the effective tax rate in 2003, compared with 2002, was primarily driven by a change in unitary state tax apportionment factors driven by a shift in business mix as a result of the impact of acquisitions, market demographics, the mix of product revenue and an increase in federal and state tax credits.

     For further information on income taxes, refer to Note 21 of the Notes to Consolidated Financial Statements.

U.S. BANCORP  27

BALANCE SHEET ANALYSIS

Average earning assets were $168.1 billion in 2004, compared with $160.8 billion in 2003. The increase in average earning assets of $7.3 billion (4.5 percent) was primarily driven by growth in residential mortgages, retail loans and investment securities, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The increase in average earning assets was principally funded by increases of $1.6 billion in interest-bearing deposits and $5.5 billion in wholesale funding.

     For average balance information, refer to Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 112 and 113.

Loans The Company’s total loan portfolio was $126.3 billion at December 31, 2004, an increase of $8.1 billion (6.8 percent) from December 31, 2003. The increase in total loans was driven by strong growth in retail loans (10.7 percent) and residential mortgages (14.2 percent) and to a lesser extent by commercial loans (4.3 percent) and commercial real estate loans (1.3 percent). The increase in retail loans was across most loan categories while the increase in residential mortgages was primarily the result of asset/liability management decisions to retain a greater portion of the Company’s adjustable-rate loan production. Table 6 provides a summary of the loan distribution by product type. Table 8 provides a summary of selected loan maturity distribution by loan category. Average total loans increased $3.8 billion (3.2 percent) in 2004, compared with 2003. Growth in average retail loans and residential mortgages, compared to 2003, was partially offset by a decline in average commercial loans.

Table 6	Loan Portfolio Distribution

	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
At December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial
Commercial	$35,210	27.9%	$33,536	28.4%	$36,584	31.5%	$40,472	35.4%	$47,041	38.5%
Lease financing	4,963	3.9	4,990	4.2	5,360	4.6	5,858	5.1	5,776	4.7

Total commercial	40,173	31.8	38,526	32.6	41,944	36.1	46,330	40.5	52,817	43.2

Commercial real estate
Commercial mortgages	20,315	16.1	20,624	17.4	20,325	17.5	18,765	16.4	19,466	15.9
Construction and development	7,270	5.7	6,618	5.6	6,542	5.6	6,608	5.8	6,977	5.7

Total commercial real estate	27,585	21.8	27,242	23.0	26,867	23.1	25,373	22.2	26,443	21.6

Residential mortgages
Residential mortgages	9,722	7.7	7,332	6.2	6,446	5.6	5,746	5.0	*	*
Home equity loans, first liens	5,645	4.5	6,125	5.2	3,300	2.8	2,083	1.8	*	*

Total residential mortgages	15,367	12.2	13,457	11.4	9,746	8.4	7,829	6.8	9,397	7.7

Retail
Credit card	6,603	5.2	5,933	5.0	5,665	4.9	5,889	5.1	6,012	4.9
Retail leasing	7,166	5.7	6,029	5.1	5,680	4.9	4,906	4.3	4,153	3.4
Home equity and second mortgages	14,851	11.8	13,210	11.2	13,572	11.6	12,235	10.7	11,956	9.7
Other retail
Revolving credit	2,541	2.0	2,540	2.1	2,650	2.3	2,673	2.3	2,750	2.2
Installment	2,767	2.2	2,380	2.0	2,258	1.9	2,292	2.0	2,186	1.8
Automobile	7,419	5.9	7,165	6.1	6,343	5.5	5,660	5.0	5,609	4.6
Student	1,843	1.4	1,753	1.5	1,526	1.3	1,218	1.1	1,042	.9

Total other retail	14,570	11.5	13,838	11.7	12,777	11.0	11,843	10.4	11,587	9.5

Total retail	43,190	34.2	39,010	33.0	37,694	32.4	34,873	30.5	33,708	27.5

Total loans	$126,315	100.0%	$118,235	100.0%	$116,251	100.0%	$114,405	100.0%	$122,365	100.0%

*	Information not available

28  U.S. BANCORP

Commercial Commercial loans, including lease financing, totaled $40.2 billion at December 31, 2004, compared with $38.5 billion at December 31, 2003, an increase of

$1.6 billion (4.3 percent). The increase in commercial loans was driven by new customer relationships, increases in corporate card balances and to a lesser extent, increased utilization under lines of credit by commercial customers. The growth of corporate and industrial and corporate card loan categories was tempered somewhat by lower mortgage loans held for sale from a year ago due to declining mortgage banking volume. Although general economic conditions experienced some improvement in 2003, commercial loan demand continued to be soft in the Company’s markets throughout the first half of 2004. As a result, average commercial loans in 2004 decreased by $2.0 billion (4.8 percent) from 2003, despite the positive impact on average balances from the consolidation of loans from the Stellar commercial loan conduit in the third

Table 7	Commercial Loans by Industry Group and Geography

	December 31, 2004		December 31, 2003

Industry Group (Dollars in Millions)	Loans	Percent	Loans	Percent

Consumer products and services	$8,073	20.1%	$6,858	17.8%
Financial services	4,784	11.9	4,469	11.6
Commercial services and supplies	3,870	9.6	3,785	9.8
Capital goods	3,825	9.5	4,598	11.9
Agriculture	2,601	6.5	2,907	7.6
Property management and development	2,334	5.8	1,653	4.3
Paper and forestry products, mining and basic materials	1,905	4.7	1,415	3.7
Consumer staples	1,887	4.7	1,817	4.7
Health care	1,826	4.6	1,532	4.0
Private investors	1,630	4.1	1,629	4.2
Transportation	1,592	4.0	1,758	4.6
Energy	730	1.8	708	1.8
Information technology	644	1.6	729	1.9
Other	4,472	11.1	4,668	12.1

Total	$40,173	100.0%	$38,526	100.0%

Geography

California	$3,786	9.4%	$4,091	10.6%
Colorado	2,064	5.1	1,820	4.7
Illinois	2,549	6.3	2,121	5.5
Minnesota	6,649	16.6	6,527	16.9
Missouri	2,525	6.3	2,742	7.1
Ohio	2,528	6.3	2,361	6.1
Oregon	1,441	3.6	1,500	3.9
Washington	2,695	6.7	2,767	7.2
Wisconsin	2,604	6.5	2,874	7.5
Iowa, Kansas, Nebraska, North Dakota, South Dakota	3,455	8.6	3,760	9.8
Arkansas, Indiana, Kentucky, Tennessee	1,747	4.3	1,549	4.0
Idaho, Montana, Wyoming	830	2.1	744	1.9
Arizona, Nevada, Utah	926	2.3	829	2.2

Total banking region	33,799	84.1	33,685	87.4
Outside the Company’s banking region	6,374	15.9	4,841	12.6

Total	$40,173	100.0%	$38,526	100.0%

Table 8	Selected Loan Maturity Distribution

		Over One
	One Year	Through	Over Five
December 31, 2004 (Dollars in Millions)	or Less	Five Years	Years	Total

Commercial	$19,283	$18,141	$2,749	$40,173
Commercial real estate	7,378	14,280	5,927	27,585
Residential mortgages	974	2,698	11,695	15,367
Retail	13,312	19,619	10,259	43,190

Total loans	$40,947	$54,738	$30,630	$126,315
Total of loans due after one year with
Predetermined interest rates				$40,042
Floating interest rates				$45,326

U.S. BANCORP  29

quarter of 2003. Commercial loans began to display encouraging trends in the Company’s markets during the fourth quarter of 2004 with quarterly average commercial loan balances increasing for the first time since the second quarter of 2001.
     Table 7 provides a summary of commercial loans by industry and geographical locations.

Commercial Real Estate The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.6 billion at December 31, 2004, compared with $27.2 billion at December 31, 2003, a modest increase of $343 million (1.3 percent). Specifically, construction and development loans increased by $652 million (9.9 percent) as developers continued to take advantage of relatively low interest rates. Commercial mortgages outstanding decreased modestly by $309 million (1.5 percent) as growth in Small Business Administration (“SBA”) real estate mortgages was more than offset by reductions in traditional commercial real estate mortgages. Average commercial real estate loans increased by $125 million (.5 percent) in 2004, compared with 2003, primarily driven by growth in SBA commercial real estate mortgage loans. Table 9 provides a summary of commercial real estate by property type and geographical locations.

     The Company maintains the real estate construction designation until the completion of the construction phase and, if retained, the loan is reclassified to the commercial mortgage category. Approximately $638 million of construction loans were permanently financed and reclassified to the commercial mortgage loan category in 2004. At year-end 2004, $202 million of tax-exempt industrial development loans were secured by real estate. The Company’s commercial real estate mortgages and construction loans had unfunded commitments of $7.9 billion at December 31, 2004, compared with $7.3 billion at December 31, 2003. The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans were included in the commercial loan category and totaled $1.1 billion at December 31, 2004.

Residential Mortgages Residential mortgages held in the loan portfolio were $15.4 billion at December 31, 2004, an increase of $1.9 billion (14.2 percent) from December 31,

Table 9	Commercial Real Estate by Property Type and Geography

	December 31, 2004		December 31, 2003

Property Type (Dollars in Millions)	Loans	Percent	Loans	Percent

Business owner occupied	$8,551	31.0%	$8,037	29.5%
Multi-family	3,903	14.1	3,868	14.2
Commercial property
Industrial	1,103	4.0	1,280	4.7
Office	2,676	9.7	3,078	11.3
Retail	3,586	13.0	3,487	12.8
Other	2,359	8.6	2,452	9.0
Homebuilders	2,952	10.7	2,098	7.7
Hotel/motel	1,848	6.7	2,234	8.2
Health care facilities	607	2.2	708	2.6

Total	$27,585	100.0%	$27,242	100.0%

Geography

California	$5,252	19.0%	$4,380	16.1%
Colorado	1,181	4.3	1,139	4.2
Illinois	996	3.6	1,095	4.0
Minnesota	1,721	6.2	1,536	5.6
Missouri	1,525	5.5	1,741	6.4
Ohio	1,975	7.2	2,193	8.0
Oregon	1,730	6.3	1,771	6.5
Washington	2,855	10.3	2,956	10.9
Wisconsin	1,768	6.4	1,921	7.1
Iowa, Kansas, Nebraska, North Dakota, South Dakota	2,003	7.3	2,138	7.8
Arkansas, Indiana, Kentucky, Tennessee	1,710	6.2	1,817	6.7
Idaho, Montana, Wyoming	880	3.2	874	3.2
Arizona, Nevada, Utah	1,948	7.1	1,722	6.3

Total banking region	25,544	92.6	25,283	92.8
Outside the Company’s banking region	2,041	7.4	1,959	7.2

Total	$27,585	100.0%	$27,242	100.0%

30  U.S. BANCORP

2003. The increase in residential mortgages was primarily the result of asset/liability risk management decisions to retain a greater portion of the Company’s adjustable-rate loan production. This growth was partially offset by approximately $.5 billion in residential loan sales during 2004 primarily representing fixed-rate mortgage loans. Average residential mortgages increased $2.6 billion (22.5 percent) to $14.3 billion in 2004, primarily due to retaining adjustable-rate residential mortgages throughout 2004 and growth in first-lien home equity loans of 20.0 percent.

Retail Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $43.2 billion at December 31, 2004, compared with $39.0 billion at December 31, 2003. The increase of $4.2 billion (10.7 percent) was driven by an increase in home equity lines of credit, credit cards, retail leasing, automobile loans and installment loans, which increased $2,275 million, $670 million, $1,137 million, $254 million and $387 million, respectively, during 2004. The increases in these loan categories were offset somewhat by a reduction in home equity loans of $634 million during the year. Average retail loans increased $3.0 billion (7.9 percent) to $41.2 billion in 2004, reflecting growth in home equity lines, retail leasing, installment loans and credit card. Of the total retail loans and residential mortgages outstanding, approximately 87.4 percent are to customers located in the Company’s primary banking regions.

Loans Held for Sale At December 31, 2004, loans held for sale, consisting of residential mortgages to be sold in the secondary market, were $1.4 billion. This asset category was essentially unchanged relative to loans held for sale at December 31, 2003, despite $4.4 billion of mortgage loan production during the fourth quarter of 2004, compared with $3.9 billion in fourth quarter 2003. Average loans held for sale declined to $1.6 billion in 2004, compared with $3.6 billion in 2003, due to the impact of rising interest rates on mortgage loan production.

Investment Securities The Company uses its investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides liquidity and is used as collateral for public deposits and wholesale funding sources. While it is the Company’s intent to hold its investment securities indefinitely, the Company may take actions in response to structural changes in interest rate risks and to meet liquidity requirements.

     At December 31, 2004, investment securities, both available-for-sale and held-to-maturity, totaled $41.5 billion, compared with $43.3 billion at December 31, 2003. The $1.9 billion (4.3 percent) year-over-year decrease primarily reflected the sale of $8.2 billion of fixed-rate investment securities, along with maturities and prepayments of $12.3 billion, partially offset by purchases of $19.6 billion of securities. Investment securities purchases were principally adjustable and shorter-term fixed-rate mortgage-backed securities, giving consideration to the Company’s overall asset/liability position, actual and projected changes in the mix and characteristics of the balance sheet and in interest rates. At December 31, 2004, approximately 38.9 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 22.2 percent as of December 31, 2003. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities. Average investment securities were $43.0 billion in 2004, compared with $37.2 billion in 2003. The increase principally reflects the timing of securities transactions in early 2004 as proceeds from loan repayments and deposit growth were reinvested in this asset category.
     The weighted-average yield of the available-for-sale portfolio was 4.43 percent at December 31, 2004, compared with 4.27 percent at December 31, 2003. The average maturity of the available-for-sale portfolio declined to 4.5 years at December 31, 2004, down from 5.1 years at December 31, 2003. The relative mix of the type of investment securities maintained in the portfolio is provided in Table 10. At December 31, 2004, the available-for-sale portfolio included a $271 million net unrealized loss, compared with a net unrealized loss of $259 million at December 31, 2003.

Deposits Total deposits were $120.7 billion at December 31, 2004, an increase of $1.7 billion (1.4 percent) from December 31, 2003. The increase in total deposits was primarily the result of an increase in time deposits greater than $100,000, partially offset by decreases in noninterest-bearing deposits, savings deposits and time certificates of deposit less than $100,000. Average total deposits were $116.2 billion in 2004, declining $331 million from $116.6 billion in 2003. The decline in average total deposits was primarily due to lower average noninterest-bearing deposits and time certificates of deposit less than $100,000. The reductions in these categories were offset somewhat by growth in average savings deposits and time deposits greater than $100,000.

     Noninterest-bearing deposits were $30.8 billion at December 31, 2004, compared with $32.5 billion at December 31, 2003, a decrease of $1.7 billion (5.3 percent). The decrease in noninterest-bearing deposits was primarily attributable to declining deposits related to corporate business deposits, mortgage banking businesses and

U.S. BANCORP  31

government banking deposits in the Wholesale Banking business line relative to a year ago. The decline also included certain product changes to migrate high-value customers with balances of $1.3 billion to the Company’s Silver Elite interest checking product to further enhance customer retention. Corporate business deposits are declining as business customers utilize their deposit liquidity to fund business growth. Mortgage banking activities continue to decline directly related to the upward movement in interest rates since mid-2003. Government banking deposits have also declined. Average noninterest-bearing deposits were $29.8 billion in 2004, a decrease of $1.9 billion (6.0 percent), compared with 2003. While average branch-based noninterest-bearing deposits increased 2.7 percent from a year ago, business-related noninterest-bearing deposits, including government, corporate banking and mortgage banking deposits, and mortgage-related escrow balances declined.
     Interest-bearing savings deposits totaled $59.4 billion at December 31, 2004, a decrease of $1.7 billion (2.7 percent)

Table 10	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
December 31, 2004 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)

U.S. Treasury and agencies
Maturing in one year or less (a)	$601	$593	.19	3.24%	$—	$—	—	—%
Maturing after one year through five years	56	58	3.09	4.98	—	—	—	—
Maturing after five years through ten years	27	28	7.52	4.47	—	—	—	—
Maturing after ten years (a)	—	—	—	—	—	—	—	—

Total	$684	$679	.72	3.43%	$—	$—	—	—%

Mortgage-backed securities (b)
Maturing in one year or less	$1,716	$1,721	.57	4.01%	$—	$—	—	—%
Maturing after one year through five years	24,849	24,724	3.25	4.34	11	11	3.07	5.30
Maturing after five years through ten years	12,742	12,588	6.51	4.70	—	—	—	—
Maturing after ten years	502	504	14.06	3.85	—	—	—	—

Total	$39,809	$39,537	4.31	4.43%	$11	$11	3.07	5.30%

Asset-backed securities (b)
Maturing in one year or less	$39	$39	.65	5.61%	$—	$—	—	—%
Maturing after one year through five years	25	25	2.36	5.26	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$64	$64	1.31	5.47%	$—	$—	—	—%

Obligations of state and political subdivisions
Maturing in one year or less	$101	$102	.39	7.38%	$10	$10	.25	6.44%
Maturing after one year through five years	97	101	2.49	7.24	35	37	2.66	6.55
Maturing after five years through ten years	6	7	6.38	7.82	19	20	6.90	6.57
Maturing after ten years	1	1	16.77	5.33	34	36	13.66	6.68

Total	$205	$211	1.65	7.32%	$98	$103	7.09	6.59%

Other debt securities
Maturing in one year or less	$8	$8	1.11	3.10%	$—	$—	—	—%
Maturing after one year through five years	86	86	2.35	11.00	18	18	3.23	5.20
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	499	490	22.35	2.98	—	—	—	—

Total	$593	$584	19.16	4.15%	$18	$18	3.23	5.20%

Other investments	$270	$279	—	—%	$—	$—	—	—%

Total investment securities (c)	$41,625	$41,354	4.45	4.43%	$127	$132	6.19	6.28%

(a)	In January 2005, approximately $450 million of floating-rate agency notes with an original maturity of June 2023 were called by the issuer. These notes are classified in the table as maturing in one year or less.
(b)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(c)	The weighted-average maturity of the available-for-sale investment securities was 5.12 years at December 31, 2003 with a corresponding weighted-average yield of 4.27%. The weighted- average maturity of the held-to-maturity investment securities was 6.16 years at December 31, 2003 with a corresponding weighted-average yield of 6.05%.
(d)	Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	2004		2003

	Amortized	Percent	Amortized	Percent
At December 31 (Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$684	1.6%	$1,634	3.7%
Mortgage-backed securities	39,820	95.4	40,243	92.3
Asset-backed securities	64	.2	250	.6
Obligations of state and political subdivisions	303	.7	473	1.1
Other securities and investments	881	2.1	993	2.3

Total investment securities	$41,752	100.0%	$43,593	100.0%

32  U.S. BANCORP

from December 31, 2003. The decrease in interest-bearing savings deposits was primarily due to decreases in money market accounts of $3.5 billion (10.4 percent), partially offset by an increase of $1.8 billion (8.3 percent) in interest checking. The increase in interest checking reflects the migration of noninterest-bearing deposits to the Silver Elite interest checking product. The decrease in money market savings account balances, in part, reflects pricing decisions by the Company given the profitability of certain business accounts and modest commercial loan growth and business customer decisions to utilize deposit liquidity during 2004. A portion of money market balances migrated to time deposits greater than $100,000 as interest rates increased for these products. Average interest-bearing savings deposits were $59.7 billion in 2004, an increase of $2.6 billion (4.6 percent), compared with 2003. The increase in average interest-bearing savings deposits from 2003 to 2004 was primarily driven by increases in interest checking of $1.8 billion (9.6 percent), along with increases in money market accounts of $.5 billion (1.7 percent) and savings accounts of $.3 billion (4.5 percent).
     Interest-bearing time deposits were $30.6 billion at December 31, 2004, compared with $25.5 billion at December 31, 2003, an increase of $5.1 billion (19.9 percent). The increase in interest-bearing time deposits was driven by an increase of $6.2 billion (52.5 percent) in time deposits greater than $100,000, partially offset by a decrease in the higher cost time certificates of deposits less than $100,000 of $1.1 billion (8.4 percent). Changes in these deposit categories were principally due to pricing decisions based on the relative cost of funding. Time certificates of deposit less than $100,000 were essentially unchanged in the fourth quarter and represent a source of fixed-rate funding in a rising rate environment. Average time deposits greater than $100,000 increased $1.4 billion (11.0 percent) and average time certificates of deposit less than $100,000 declined $2.4 billion (15.6 percent) during 2004. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $13.1 billion at December 31, 2004, compared with $10.9 billion at December 31, 2003. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $2.2 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth.

     Long-term debt was $34.7 billion at December 31, 2004, compared with $33.8 billion at December 31, 2003, an increase of $.9 billion. The increase in long-term debt

Table 11	Deposits

The composition of deposits was as follows:

	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$30,756	25.5%	$32,470	27.3%	$35,106	30.4%	$31,212	29.7%	$26,633	24.3%
Interest-bearing deposits
Interest checking	23,186	19.2	21,404	18.0	17,467	15.1	15,251	14.5	13,982	12.8
Money market accounts	30,478	25.2	34,025	28.6	27,753	24.0	24,835	23.6	23,899	21.8
Savings accounts	5,728	4.8	5,630	4.7	5,021	4.4	4,637	4.4	4,516	4.1

Total of savings deposits	59,392	49.2	61,059	51.3	50,241	43.5	44,723	42.5	42,397	38.7
Time certificates of deposit less than $100,000	12,544	10.4	13,690	11.5	17,973	15.5	20,724	19.7	25,780	23.5
Time deposits greater than $100,000
Domestic	11,956	9.9	5,902	4.9	9,427	8.2	7,286	6.9	11,221	10.3
Foreign	6,093	5.0	5,931	5.0	2,787	2.4	1,274	1.2	3,504	3.2

Total interest-bearing deposits	89,985	74.5	86,582	72.7	80,428	69.6	74,007	70.3	82,902	75.7

Total deposits	$120,741	100.0%	$119,052	100.0%	$115,534	100.0%	$105,219	100.0%	$109,535	100.0%

The maturity of time certificates of deposit less than $100,000 and time deposits greater than $100,000 was as follows:

	Time Certificates of	Time Deposits
December 31, 2004 (Dollars in Millions)	Deposit Less Than $100,000	Greater Than $100,000	Total

Three months or less	$2,324	$14,097	$16,421
Three months through six months	1,961	1,325	3,286
Six months through one year	2,536	940	3,476
2006	2,998	825	3,823
2007	1,579	445	2,024
2008	614	188	802
2009	521	220	741
Thereafter	11	9	20

Total	$12,544	$18,049	$30,593

U.S. BANCORP  33

was primarily driven by the issuance of $12.2 billion of bank notes and $1.0 billion of subordinated notes, partially offset by maturities of $8.0 billion and prepayments of $4.7 billion of Federal Home Loan Bank (“FHLB”) advances. The prepayments of FHLB advances during the first and fourth quarters of 2004 and the issuance of predominantly fixed-rate funding were principally done in connection with asset/liability management activities. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process, independent of business line managers, that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. Lenders are assigned lending grades based on their level of experience and customer service requirements. Lending grades represent the level of approval authority for the amount of credit exposure and level of risk. Credit officers reporting to an independent credit administration function have higher levels of lending grades and support the business units in their credit decision process. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions. The Company uses the risk rating system for regulatory reporting, determining the frequency of review of the credit exposures, and evaluation and determination of specific allowance for commercial credit losses. The Company regularly forecasts potential changes in risk ratings, nonperforming status and potential for loss and the estimated impact on the allowance for credit losses. In the Company’s retail banking operations, standard credit scoring systems are used to assess credit risks of consumer, small business and small-ticket leasing customers and to price consumer products accordingly. The Company conducts the underwriting and collections of its retail products in loan underwriting and servicing centers specializing in certain retail products. Forecasts of delinquency levels, bankruptcies and losses in conjunction with projection of estimated losses by delinquency categories and vintage information are regularly prepared and are used to evaluate underwriting and collection and determine the specific allowance for credit losses for these products. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap and option contracts for balance sheet hedging purposes, foreign exchange transactions, deposit overdrafts and interest rate swap contracts for customers, and settlement risk, including Automated Clearing House transactions, and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.

34  U.S. BANCORP

Economic Overview In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Beginning in 2000, the domestic economy experienced slower growth. During 2001, corporate earnings weakened and credit quality indicators among certain industry sectors deteriorated. The stagnant economic growth was evidenced by the Federal Reserve Board’s (“FRB”) actions to stimulate economic growth through a series of interest rate reductions from mid-2001 through late 2002. In addition, events of September 11, 2001, had a profound impact on credit quality due to changes in consumer confidence and related spending, governmental priorities and business activities. In response to declining economic conditions, company-specific portfolio trends, and the Firstar/ USBM merger, the Company initiated several actions during 2001 including aligning the risk management practices and charge-off policies of the companies and restructuring and disposing of certain portfolios that did not align with the credit risk profile of the combined company. The Company also implemented accelerated loan workout strategies for certain commercial credits and increased the provision for credit losses in 2001.

     By the end of 2002, economic conditions had stabilized somewhat, although the banking sector continued to experience elevated levels of nonperforming assets and net charge-offs, especially with respect to certain industry segments. Unemployment rates had increased slightly and consumer spending and confidence levels had declined during that year. Economic conditions began to improve in early to mid-2003 as evidenced by stronger earnings across many corporate sectors, higher equity valuations, stronger retail sales and consumer spending, and improving economic indicators. Also, unemployment rates stabilized and began to decline in late 2003. However, the banking industry continued to have elevated levels of nonperforming assets and net charge-offs compared with the late 1990’s. Conditions within certain industries, including manufacturing and airline transportation sectors, lagged behind the growth in the broader economy especially in some markets served by the Company.
     During 2004, unemployment rates and bankruptcy levels continued to improve. The trends related to consumer spending for retail goods and services continued to expand throughout the year. While corporate profits continued to be strong, the index of corporate profits retreated somewhat in the second quarter of 2004. As a result, equity markets stalled in the second and third quarters of 2004 due to uncertainty related to corporate profits and world events. Within the Company’s customer base, commercial loan demand continued to be somewhat soft through mid-2004. In the fourth quarter of 2004, most economic indicators again began to expand and commercial loan balances for the Company displayed year-over-year quarterly growth for the first time since mid-2001.

Credit Diversification The Company manages its credit risk, in part, through diversification of its loan portfolio. As part of its normal business activities, it offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, commercial lease financing, agricultural credit, warehouse mortgage lending, commercial real estate, health care and correspondent banking. The Company also offers an array of retail lending products including credit cards, retail leases, home equity, revolving credit, lending to students and other consumer loans. These retail credit products are primarily offered through the branch office network, specialized trust, home mortgage and loan production offices, indirect distribution channels, such as automobile dealers and a consumer finance division. The Company monitors and manages the portfolio diversification by industry, customer and geography. Table 6 provides information with respect to the overall product diversification and changes in the mix during 2004.

     The commercial portfolio reflects the Company’s focus on serving small business customers, middle market and larger corporate businesses throughout its 24-state banking region and large national customers within certain niche industry groups. Table 7 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2004 and 2003. The commercial loan portfolio is diversified among various industries with somewhat higher concentrations in consumer products and services, financial services, commercial services and supplies, capital goods (including manufacturing and commercial construction-related businesses) and agricultural industries. Additionally, the commercial portfolio is diversified across the Company’s geographical markets with 84.1 percent of total commercial loans within the 24-state banking region. Credit relationships outside of the Company’s banking region are specifically targeted industries including the mortgage banking and the leasing businesses. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its mortgage collateral position to manage its risk exposure.
     Certain industry segments within the commercial loan portfolio, including transportation and manufacturing have experienced economic stress since 2001. Additionally, highly leveraged enterprise-value financings have under-performed

U.S. BANCORP  35

due to changes in cash flows during softer economic conditions. At December 31, 2004, the transportation sector represented 4.0 percent of the total commercial loan portfolio. Since 2001, the sector has been impacted by airline travel, slower economic activity and changes in fuel prices. In general, the credit risk profile of the trucking, railroad and shipping segments have improved from a year ago; however, the airline segment continues to be sluggish. At year-end 2004, the Company’s transportation portfolio consisted of airline and airfreight businesses (28.2 percent of the sector), trucking businesses (46.4 percent of the sector) and the remainder in the railroad and shipping businesses (25.4 percent of the sector). Capital goods represented 9.5 percent of the total commercial portfolio at December 31, 2004. Included in this sector were approximately 21.5 percent of loans related to building products while engineering and construction equipment and machinery businesses were 34.8 percent and 30.2 percent, respectively. During 2004, economic conditions improved and production levels increased resulting in an improvement in the credit quality of the manufacturing sectors from a year ago. With respect to certain construction and building-related businesses, the recent changes in the interest rate environment may somewhat hamper their future profitability; however, these credits continued to perform well as of December 31, 2004.
     Within its commercial lending business, the Company also provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. During a business cycle with slower economic growth, businesses with leveraged capital structures may experience insufficient cash flows to service their debt. The Company manages leveraged enterprise-value financings by maintaining well-defined underwriting standards, portfolio diversification and actively managing the customer relationship. Regardless of these actions, leveraged enterprise-value financings often exhibit stress during a recession or period of slow economic growth and will have higher inherent loss rates than other commercial loans. The Company actively monitors the credit quality of these customers and develops action plans accordingly. Such leveraged enterprise-value financings approximated $1.7 billion in loans outstanding at December 31, 2004, compared with approximately $1.8 billion outstanding at December 31, 2003. The Company’s portfolio of highly leveraged enterprise-value financings is included in Table 7 and is diversified among industry groups similar to the total commercial loan portfolio, except for higher concentrations in telecommunications and cable.
     The commercial real estate portfolio reflects the Company’s focus on serving business owners within its footprint as well as regional and national investment-based real estate. At December 31, 2004, the Company had commercial real estate loans of $27.6 billion, or 21.8 percent of total loans, compared with $27.2 billion at December 31, 2003. Within commercial real estate loans, different property types have varying degrees of credit risk. Table 9 provides a summary of the significant property types and geographic locations of commercial real estate loans outstanding at December 31, 2004 and 2003. At December 31, 2004, approximately 31.0 percent of the commercial real estate loan portfolio represented business owner-occupied properties that tend to exhibit credit risk characteristics similar to the middle market commercial loan portfolio. Generally, the investment-based real estate mortgages are diversified among various property types with somewhat higher concentrations in multi-family, office and retail properties. While investment-based commercial real estate continues to perform with relatively strong occupancy levels and cash flows, these categories of loans can be adversely impacted during a rising rate environment. Included in commercial real estate at year end 2004 was approximately $.4 billion in land held for development and $1.4 billion of loans related to residential and commercial acquisition and development properties. These loans are subject to quarterly monitoring for changes in local market conditions due to a higher credit risk profile. Acquisition and development loans continued to perform well with strong market conditions; however, these loans can be adversely impacted by a slow down in the housing market and softening of demand. The commercial real estate portfolio is diversified across the Company’s geographical markets with 92.6 percent of total commercial real estate loans outstanding at December 31, 2004, within the 24-state banking region.

Analysis of Nonperforming Assets The level of nonperforming assets represents a key indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At December 31, 2004, total nonperforming assets were $748.4 million, compared with $1,148.1 million at year-end 2003 and $1,373.5 million at year-end 2002. The ratio of total nonperforming assets to total loans and other real estate decreased to .59 percent at December 31, 2004, compared with .97 percent and 1.18 percent at the end of 2003 and 2002, respectively.

     The $399.7 million decrease in total nonperforming assets in 2004 reflected a decrease of $374.3 million in nonperforming commercial and commercial real estate loans

36  U.S. BANCORP

and a $8.0 million decrease in nonperforming retail loans, partially offset by an increase of $2.8 million in nonperforming residential mortgages. The decrease in nonperforming assets in 2004 was broad-based across most industry sectors within the commercial loan portfolio including capital goods, consumer-related sectors, manufacturing and certain segments of transportation. While airline travel has increased from a year ago, the industry continues to be economically stressed and has had difficulty improving cash flows from operations. Certain health care facilities providers continue to experience operational stress leading to some deterioration in credit quality within that sector. While nonperforming assets are expected to continue to decline slightly during the next few quarters, the ongoing level of nonperforming assets is not expected to decline much further after mid-2005.
     The $225.4 million decrease in total nonperforming assets in 2003, as compared with 2002, reflected a decrease of $204.9 million in nonperforming commercial and commercial real estate loans, a decrease of $11.5 million in nonperforming residential mortgages and a $.9 million decrease in nonperforming retail loans. The decrease in nonperforming assets in 2003 was also broad-based across most industry sectors within the commercial loan portfolio including capital goods, consumer-related sectors, manufacturing, telecommunications, and certain segments of transportation.

Table 12	Nonperforming Assets (a)

At December 31, (Dollars in Millions)	2004	2003	2002	2001	2000

Commercial
Commercial	$289.5	$623.5	$760.4	$526.6	$470.4
Lease financing	90.6	113.3	166.7	180.8	70.5

Total commercial	380.1	736.8	927.1	707.4	540.9

Commercial real estate
Commercial mortgages	174.6	177.6	174.6	131.3	105.5
Construction and development	25.3	39.9	57.5	35.9	38.2

Total commercial real estate	199.9	217.5	232.1	167.2	143.7
Residential mortgages	43.3	40.5	52.0	79.1	56.9

Retail
Credit card	—	—	—	—	8.8
Retail leasing	—	.4	1.0	6.5	—
Other retail	17.2	24.8	25.1	41.1	15.0

Total retail	17.2	25.2	26.1	47.6	23.8

Total nonperforming loans	640.5	1,020.0	1,237.3	1,001.3	765.3
Other real estate	72.2	72.6	59.5	43.8	61.1
Other assets	35.7	55.5	76.7	74.9	40.6

Total nonperforming assets	$748.4	$1,148.1	$1,373.5	$1,120.0	$867.0

Restructured loans accruing interest (b)	$10.2	$18.0	$1.4	$—	$—
Accruing loans 90 days or more past due	$294.0	$329.4	$426.4	$462.9	$385.2
Nonperforming loans to total loans	.51%	.86%	1.06%	.88%	.63%
Nonperforming assets to total loans plus other real estate	.59%	.97%	1.18%	.98%	.71%
Net interest lost on nonperforming loans	$42.1	$67.4	$65.4	$63.0	$50.8

Changes in Nonperforming Assets

	Commercial and	Retail and
(Dollars in Millions)	Commercial Real Estate	Residential Mortgages (d)	Total

Balance December 31, 2003	$1,013.3	$134.8	$1,148.1
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	650.7	41.5	692.2
Advances on loans	39.0	—	39.0

Total additions	689.7	41.5	731.2
Reductions in nonperforming assets
Paydowns, payoffs	(498.3)	(24.1)	(522.4)
Net sales	(132.0)	—	(132.0)
Return to performing status	(106.1)	(15.3)	(121.4)
Charge-offs (c)	(347.3)	(7.8)	(355.1)

Total reductions	(1,083.7)	(47.2)	(1,130.9)

Net reductions in nonperforming assets	(394.0)	(5.7)	(399.7)

Balance December 31, 2004	$619.3	$129.1	$748.4

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. BANCORP  37

Table 13	Delinquent Loan Ratios as a Percent of Ending Loan Balances

At December 31,
90 days or more past due excluding nonperforming loans	2004	2003	2002	2001	2000

Commercial
Commercial	.05%	.06%	.14%	.14%	.11%
Lease financing	.02	.04	.10	.45	.02

Total commercial	.05	.06	.14	.18	.10
Commercial real estate
Commercial mortgages	—	.02	.03	.03	.07
Construction and development	—	.03	.07	.02	.03

Total commercial real estate	—	.02	.04	.02	.06
Residential mortgages	.46	.61	.90	.78	.62
Retail
Credit card	1.74	1.68	2.09	2.18	1.70
Retail leasing	.08	.14	.19	.11	.20
Other retail	.29	.41	.54	.74	.62

Total retail	.47	.56	.72	.90	.76

Total loans	.23%	.28%	.37%	.40%	.31%

At December 31,
90 days or more past due including nonperforming loans	2004	2003	2002	2001	2000

Commercial	.99%	1.97%	2.35%	1.71%	1.13%
Commercial real estate	.73	.82	.90	.68	.60
Residential mortgages (a)	.74	.91	1.44	1.79	1.23
Retail	.51	.62	.79	1.03	.83

Total loans	.74%	1.14%	1.43%	1.28%	.94%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 5.19 percent and 6.07 percent at December 31, 2004 and 2003, respectively. Information prior to 2003 is not available.

     The Company had $68.2 million and $58.5 million of restructured loans as of December 31, 2004 and 2003, respectively. Commitments to lend additional funds under restructured loans were $11.9 million and $8.2 million as of December 31, 2004 and 2003, respectively. Restructured loans performing under the restructured terms beyond a specific timeframe are reported as accruing. Of the Company’s total restructured loans at December 31, 2004, $10.2 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $294.0 million at December 31, 2004, compared with $329.4 million at December 31, 2003, and $426.4 million at December 31, 2002. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined to ..23 percent at December 31, 2004, compared with ..28 percent at December 31, 2003. Improving economic conditions and the Company’s continued focus on improving the credit process were the primary factors for the favorable change from a year ago. Given the relative level of loans 90 days or more past due, the Company does not anticipate significant reductions in future periods.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.

38  U.S. BANCORP

     The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent
			of Ending Loan
	Amount		Balances

December 31
(Dollars in Millions)	2004	2003	2004	2003

Residential Mortgages
30-89 days	$108.3	$102.9	.70%	.76%
90 days or more	70.2	82.5	.46	.61
Nonperforming	43.3	40.5	.28	.30

Total	$221.8	$225.9	1.44%	1.68%

Retail
Credit Card
30-89 days	$142.4	$150.9	2.16%	2.54%
90 days or more	114.8	99.5	1.74	1.68
Nonperforming	—	—	—	—

Total	$257.2	$250.4	3.90%	4.22%
Retail Leasing
30-89 days	$59.4	$78.8	.83%	1.31%
90 days or more	5.6	8.2	.08	.14
Nonperforming	—	.4	—	.01

Total	$65.0	$87.4	.91%	1.45%
Other Retail
30-89 days	$223.6	$311.9	.76%	1.15%
90 days or more	84.3	110.2	.29	.41
Nonperforming	17.2	24.8	.05	.09

Total	$325.1	$446.9	1.10%	1.65%

     The decline in residential mortgage delinquencies from December 31, 2003, to December 31, 2004, reflected the general improvement in economic conditions, collection efforts and the effect of portfolio growth on delinquency ratios reported on a concurrent basis. The decline in retail loan delinquencies from a year ago, reflected improving economic conditions as well as ongoing collection efforts, risk management actions taken by the Company and the effect of portfolio growth on delinquency ratios reported on a concurrent basis.

Analysis of Loan Net Charge-Offs Total loan net charge-offs decreased $484.6 million to $767.1 million in 2004, compared with $1,251.7 million in 2003 and $1,373.0 million in 2002. The ratio of total loan net charge-offs to average loans was .63 percent in 2004, compared with 1.06 percent in 2003 and 1.20 percent in 2002. The overall level of net charge-offs in 2004 reflected the Company’s ongoing efforts to reduce the overall risk profile of the organization, improved economic conditions, higher commercial loan recoveries, refinancing by higher risk customers with other companies and higher asset valuations. Net charge-offs are expected to increase modestly as the level of commercial loan recoveries declines to more normalized levels in 2005. The improvement in net charge-offs in 2003, compared with 2002, was due to credit risk management initiatives taken by the Company that improved the credit risk profile of the loan portfolio. These initiatives along with better economic conditions resulted in improving credit risk classifications and lower levels of nonperforming assets and consumer loan delinquencies.

     Commercial and commercial real estate loan net charge-offs for 2004 were $195.7 million (.29 percent of average loans outstanding), compared with $608.7 million

Table 14	Net Charge-offs as a Percent of Average Loans Outstanding

Year Ended December 31	2004	2003	2002	2001	2000

Commercial
Commercial	.29%	1.34%	1.29%	1.62%	.56%
Lease financing	1.42	1.65	2.67	1.95	.46

Total commercial	.43	1.38	1.46	1.66	.55
Commercial real estate
Commercial mortgages	.09	.14	.17	.21	.03
Construction and development	.13	.16	.11	.17	.11

Total commercial real estate	.10	.14	.15	.20	.05
Residential mortgages	.20	.23	.23	.15	.11
Retail
Credit card	4.14	4.61	4.98	4.80	4.18
Retail leasing	.59	.86	.72	.65	.41
Home equity and second mortgages	.54	.70	.74	.85	*
Other retail	1.22	1.60	2.10	2.16	1.32

Total retail	1.32	1.61	1.85	1.94	1.69

Total loans (a)	.63%	1.06%	1.20%	1.31%	.70%

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses was reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,875.8 million (1.59 percent of average loans) for the year ended December 31, 2001.
*	Information not available

U.S. BANCORP  39

(.89 percent of average loans outstanding) in 2003 and $679.9 million (.98 percent of average loans outstanding) in 2002. The improvement from 2003 was broad-based and extended across most industries within the commercial loan portfolio and reflected higher levels of commercial loan recoveries principally within the Wholesale Banking line of business. These higher levels of recoveries are not expected to continue throughout 2005. The decrease in commercial and commercial real estate loan net charge-offs in 2003, when compared with 2002, was experienced within most industries in the commercial portfolio. In addition, net charge-offs related to the equipment-leasing portfolio declined to 1.65 percent of average leases outstanding from 2.67 percent in 2002. In 2002, higher levels of net charge-offs related to the leasing portfolio included airline and other transportation related losses.
     Retail loan net charge-offs in 2004 were $542.7 million (1.32 percent of average loans outstanding), compared with $616.1 million (1.61 percent of average loans outstanding) in 2003 and $674.0 million (1.85 percent of average loans outstanding) in 2002. Lower levels of retail loan net charge-offs in 2004, compared with 2003, principally reflected changes by the Company in underwriting, ongoing collection efforts and other risk management activities. The decline also reflected lower delinquency ratios from a year ago as the economy continued to improve. Lower levels of retail loan net charge-offs in 2003, compared with 2002, were primarily due to the implementation of uniform underwriting standards and processes across the entire Company, improvement in ongoing collection efforts and changes in other risk management practices. The favorable change in credit card losses also reflected the impact of two portfolio sales in late 2002.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit including traditional branch credit, indirect lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”) participates in all facets of the Company’s consumer lending activities. USBCF specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. USBCF manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.
     The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch related loans:

	Average Loan		Percent of
	Amount		Average Loans
Year Ended December 31
(Dollars in Millions)	2004	2003	2004	2003

Consumer finance (a)
Residential mortgages	$4,531	$3,499	.44%	.44%
Home equity and second mortgages	2,412	2,350	2.07	2.38
Other retail	414	360	5.04	4.76
Traditional branch
Residential mortgages	$9,791	$8,197	.09%	.14%
Home equity and second mortgages	11,628	10,889	.22	.34
Other retail	14,007	13,270	1.10	1.52
Total Company
Residential mortgages	$14,322	$11,696	.20%	.23%
Home equity and second mortgages	14,040	13,239	.54	.70
Other retail	14,421	13,630	1.22	1.60

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity loans and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, recent loss experience and other factors, including regulatory guidance and economic conditions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses.

40  U.S. BANCORP

Table 15	Summary of Allowance for Credit Losses

(Dollars in Millions)	2004	2003	2002	2001	2000

Balance at beginning of year	$2,368.6	$2,422.0	$2,457.3	$1,786.9	$1,710.3
Charge-offs
Commercial
Commercial	243.5	555.6	559.2	779.0	319.8
Lease financing	110.6	139.3	188.8	144.4	27.9

Total commercial	354.1	694.9	748.0	923.4	347.7
Commercial real estate
Commercial mortgages	29.1	43.9	40.9	49.5	15.8
Construction and development	12.5	13.0	8.8	12.6	10.3

Total commercial real estate	41.6	56.9	49.7	62.1	26.1
Residential mortgages	32.5	30.3	23.1	15.8	13.7
Retail
Credit card	281.5	282.1	304.9	294.1	235.8
Retail leasing	49.0	57.0	45.2	34.2	14.8
Home equity and second mortgages	89.6	105.0	107.9	112.7	*
Other retail	225.2	267.9	311.9	329.1	379.5

Total retail	645.3	712.0	769.9	770.1	630.1

Total charge-offs	1,073.5	1,494.1	1,590.7	1,771.4	1,017.6
Recoveries
Commercial
Commercial	143.9	70.0	67.4	60.6	64.0
Lease financing	41.5	55.3	39.9	30.4	7.2

Total commercial	185.4	125.3	107.3	91.0	71.2
Commercial real estate
Commercial mortgages	11.1	15.8	9.1	9.1	10.8
Construction and development	3.5	2.0	1.4	.8	2.6

Total commercial real estate	14.6	17.8	10.5	9.9	13.4
Residential mortgages	3.8	3.4	4.0	3.2	1.3
Retail
Credit card	29.6	27.3	24.6	23.4	27.5
Retail leasing	9.6	7.0	6.3	4.5	2.0
Home equity and second mortgages	13.8	12.1	10.6	12.9	*
Other retail	49.6	49.5	54.4	80.0	76.8

Total retail	102.6	95.9	95.9	120.8	106.3

Total recoveries	306.4	242.4	217.7	224.9	192.2
Net Charge-offs
Commercial
Commercial	99.6	485.6	491.8	718.4	255.8
Lease financing	69.1	84.0	148.9	114.0	20.7

Total commercial	168.7	569.6	640.7	832.4	276.5
Commercial real estate
Commercial mortgages	18.0	28.1	31.8	40.4	5.0
Construction and development	9.0	11.0	7.4	11.8	7.7

Total commercial real estate	27.0	39.1	39.2	52.2	12.7
Residential mortgages	28.7	26.9	19.1	12.6	12.4
Retail
Credit card	251.9	254.8	280.3	270.7	208.3
Retail leasing	39.4	50.0	38.9	29.7	12.8
Home equity and second mortgages	75.8	92.9	97.3	99.8	*
Other retail	175.6	218.4	257.5	249.1	302.7

Total retail	542.7	616.1	674.0	649.3	523.8

Total net charge-offs	767.1	1,251.7	1,373.0	1,546.5	825.4

Provision for credit losses	669.6	1,254.0	1,349.0	2,528.8	828.0
Losses from loan sales/transfers (a)	—	—	—	(329.3)	—
Acquisitions and other changes	(1.8)	(55.7)	(11.3)	17.4	74.0

Balance at end of year	$2,269.3	$2,368.6	$2,422.0	$2,457.3	$1,786.9

Components
Allowance for loan losses	$2,080.4	$2,183.6
Liability for unfunded credit commitments (b)	188.9	185.0

Total allowance for credit losses	$2,269.3	$2,368.6

Allowance for credit losses as a percentage of
Period-end loans	1.80%	2.00%	2.08%	2.15%	1.46%
Nonperforming loans	354	232	196	245	233
Nonperforming assets	303	206	176	219	206
Net charge-offs (a)	296	189	176	159	216

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of the transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses was reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,875.8 million for the year ended 2001. Additionally, the allowance as a percent of net charge-offs would have been 131 percent for the year ended December 31, 2001.
(b)	During 2004, the Company reclassified the portion of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account included in other liabilities in the Consolidated Balance Sheet. Amounts for 2003 have been restated.
*	Information not available

U.S. BANCORP  41

Table 16	Elements of the Allowance for Credit Losses

	Allowance Amount					Allowance as a Percent of Loans

December 31 (Dollars in Millions)	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000

Commercial
Commercial	$663.6	$696.1	$776.4	$1,068.1	$418.8	1.88%	2.08%	2.12%	2.64%	.89%
Lease financing	105.8	90.4	107.6	107.5	17.7	2.13	1.81	2.01	1.84	.31

Total commercial	769.4	786.5	884.0	1,175.6	436.5	1.92	2.04	2.11	2.54	.83
Commercial real estate
Commercial mortgages	131.1	169.7	152.9	176.6	42.7	.65	.82	.75	.94	.22
Construction and development	40.2	58.8	53.5	76.4	17.7	.55	.89	.82	1.16	.25

Total commercial real estate	171.3	228.5	206.4	253.0	60.4	.62	.84	.77	1.00	.23
Residential mortgages	33.1	33.3	34.2	21.9	11.6	.22	.25	.35	.28	.12
Retail
Credit card	283.2	267.9	272.4	295.2	265.6	4.29	4.52	4.81	5.01	4.42
Retail leasing	43.8	47.1	44.0	38.7	27.2	.61	.78	.77	.79	.65
Home equity and second mortgages	87.9	100.5	114.7	88.6	107.7	.59	.76	.85	.72	.90
Other retail	195.4	234.8	268.6	282.8	250.3	1.34	1.70	2.10	2.39	2.16

Total retail	610.3	650.3	699.7	705.3	650.8	1.41	1.67	1.86	2.02	1.93

Total allocated allowance	1,584.1	1,698.6	1,824.3	2,155.8	1,159.3	1.25	1.43	1.57	1.89	.95
Available for other factors	685.2	670.0	597.7	301.5	627.6	.54	.57	.51	.26	.51

Total allowance	$2,269.3	$2,368.6	$2,422.0	$2,457.3	$1,786.9	1.80%	2.00%	2.08%	2.15%	1.46%

     At December 31, 2004, the allowance for credit losses was $2,269.3 million (1.80 percent of loans). This compares with an allowance of $2,368.6 million (2.00 percent of loans) at December 31, 2003, and $2,422.0 million (2.08 percent of loans) at December 31, 2002. The ratio of the allowance for credit losses to nonperforming loans was 354 percent at year-end 2004, compared with 232 percent at year-end 2003 and 196 percent at year-end 2002. The ratio of the allowance for credit losses to loan net charge-offs was 296 percent at year-end 2004, compared with 189 percent at year-end 2003 and 176 percent at year-end 2002. Management determined that the allowance for credit losses was adequate at December 31, 2004.

     Several factors were taken into consideration in evaluating the allowance for credit losses in 2004, including the improving credit risk profile of the portfolios and declining net charge-offs during the period, the lower level of nonperforming assets and relative size of accruing loans 90 days or more past due and improving delinquency ratios in most loan categories compared with December 31, 2003. Management also considered the uncertainty related to certain industry sectors, including the transportation sector, the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and lower residential mortgages balances, and their relative credit risk was evaluated compared with other banks. Finally, the Company considered the improving economic trends, including improving corporate earnings, changes in unemployment rates, the level of bankruptcies and general economic indicators. Management determines the allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. On an ongoing basis, management evaluates its methods for determining the allowance for each element of the portfolio and makes enhancements considered appropriate. Table 16 shows the amount of the allowance for credit losses by portfolio category.
     The allowance recorded for commercial and commercial real estate loans is based on a regular review of individual credit relationships. The Company’s risk rating process is an integral component of the methodology utilized in determining these elements of the allowance for credit losses. An allowance for credit losses is established for pools of commercial and commercial real estate loans and unfunded commitments based on the risk ratings assigned. An analysis of the migration of commercial and commercial real estate loans and actual loss experience throughout the business cycle is also conducted quarterly to assess the exposure for credits with similar risk characteristics. During 2004, the Company enhanced the process of determining specific allowances for commercial and commercial real estate credit facilities by further segmenting these portfolios based upon risk characteristics and historical performance. Additionally, the Company reassessed the historical timeframe considered in developing inherent loss ratios to more effectively consider the implications of the last business cycle. These enhancements had the effect of increasing inherent loss ratios for higher risk leveraged financings and transportation leases while

42  U.S. BANCORP

reducing inherent loss rates for commercial real estate and traditional corporate lending. On a composite basis, inherent loss rates for commercial credit facilities increased slightly for most risk rating categories relative to a year ago. In addition to its risk rating process, the Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial and commercial real estate loan portfolios, including impaired commercial and commercial real estate loans, was $940.7 million at December 31, 2004, compared with $1,015.0 million and $1,090.4 million at December 31, 2003 and 2002, respectively. The decline in the allowance for commercial and commercial real estate loans of $74.3 million reflected a $143.1 million reduction due to improvements in the risk classifications, offset somewhat by the impact of growth in the portfolios and a $68.8 million increase related to changes in loss severity rates. The increase in loss severity rates is driven by enhancements to the Company’s migration analysis offset somewhat by recent loss experience.
     The allowance recorded for the residential mortgages and retail loan portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous group of loans. Based on this information and analysis, an allowance was established approximating a rolling twelve-month estimate of net charge-offs. The allowance established for residential mortgages was $33.1 million at December 31, 2004, compared with $33.3 million and $34.2 million at December 31, 2003 and 2002, respectively. The slight decrease in the allowance for the residential mortgage portfolio year-over-year was primarily due to lower expected loss severity resulting from the more uniform underwriting processes and standards associated with the portfolio, partially offset by inherent losses due to growth in the first lien home equity portfolio during 2004. The allowance established for retail loans was $610.3 million at December 31, 2004, compared with $650.3 million and $699.7 million at December 31, 2003 and 2002, respectively. The decline in the allowance for the retail portfolio in 2004 reflected improved credit quality favorably impacting inherent loss ratios and declining delinquency trends, partially offset by the impact of portfolio growth.
     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of these subjective factors, the process utilized to determine each element of the allowance for credit losses by specific loan category has some imprecision. As such, the Company estimates a range of inherent losses in the portfolio based on statistical analyses and management judgment, and maintains an “allowance available for other factors” that is not allocated to a specific loan category. The statistical analysis attempts to measure the extent of imprecision by determining the volatility of losses over time across loan categories. Also, management judgmentally considers loan concentrations, risks associated with specific industries, the stage of the business cycle, economic conditions and other qualitative factors. Based on this process, the amount of the allowance available for other factors was $685.2 million at December 31, 2004 compared with $670.0 million at December 31, 2003 and $597.7 million at December 31, 2002. At December 31, 2004, approximately $500 million was related to estimated imprecision as described above. Of this amount, commercial and commercial real estate represented approximately 72 percent while residential and retail loans represented approximately 28 percent. The remaining allowance available for other factors of $185 million was related to concentration risk, including risks associated with the sluggish airline industry, relative size of the consumer finance and commercial real estate portfolios and highly leveraged enterprise-value credits and other qualitative factors. Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings or the credit portfolio.
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

U.S. BANCORP  43

lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds under this insurance program if, in the aggregate, there is a net loss for such period. In addition, the Company obtains separate residual value insurance for all vehicles at lease inception where end of lease term settlement is based solely on the residual value of the individual leased vehicles. Under this program, the potential recovery is computed for each individual vehicle sold and does not allow the insurance carrier to offset individual determined losses with gains from other leases. This individual vehicle coverage is included in the calculation of minimum lease payments when making the capital lease assessment. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.
     Included in the retail leasing portfolio was approximately $4.0 billion of retail leasing residuals at December 31, 2004, compared with $3.3 billion at December 31, 2003. The Company monitors concentrations of leases by manufacturer and vehicle “make and model.” At year-end 2004, no vehicle-type concentration exceeded five percent of the aggregate portfolio. Because retail residual valuations tend to be less volatile for longer-term leases, relative to the estimated residual at inception of the lease, the Company actively manages lease origination production to achieve a longer-term portfolio. At December 31, 2004, the weighted-average origination term of the portfolio was 52 months. During the period from 1998 through 2002, the used vehicle market experienced pricing stress that adversely impacted lease residual valuations. Several factors contributed to this competitive business cycle. Aggressive leasing programs by automobile manufacturers and competitors within the banking industry included a marketing focus on monthly lease payments, enhanced residuals at lease inception, shorter-term leases and low mileage leases. These practices created a cyclical oversupply of certain off-lease vehicles causing significant declines in used vehicle prices during that period. Since late 2002, residual values for used cars have improved. Economic pressures during 2001 and 2002 moderated new car sales volumes to some degree. As a result, production levels declined from record levels in 2000, reducing the supply of newer model years. Another factor that has affected residual values is the growth of “certified” used car programs. Certified cars are low mileage, newer model vehicles that have been inspected, reconditioned, and usually have a warranty program. The Company’s exposure to residual values has benefited from certified car programs that receive premium pricing from dealers at auction. In addition, competition within the new car market continues to cause manufacturers to offer a record number of different makes and models in an attempt to target smaller segments of the consumer market. Also, consumers are purchasing vehicles with more content as former optional equipment becomes standard on more vehicles. These trends tend to favorably impact vehicle prices. Within the new car market, higher levels of incentive spending continue to exist. While this supports higher sales volumes, certain vehicle models will continue to see some downward pressure on the initial residual values of new leases, reducing the risk of end-of-term residual valuation losses as lessees purchase off-lease vehicles. Within vehicle categories, residual values for automobiles have performed better than trucks, experiencing an increase in average wholesale prices of 5.2% during 2004, while trucks have seen a decline of 1.6%. The decline in truck values is attributed to a market decline in demand for full size sport utility vehicles. These models have experienced price declines due to increased competition in the segment as well as the impact of higher gas prices on consumer buying patterns. These factors, along with the mix of the Company’s lease residual portfolio have reduced the exposure to retail lease residual impairments relative to a year ago.
     At December 31, 2004, the commercial leasing portfolio had $769 million of residuals, compared with $816 million at December 31, 2003. At year-end 2004, lease residuals related to trucks and other transportation equipment were 29.8 percent of the total residual portfolio. Railcars represented 16.5 percent of the aggregate portfolio, while aircraft and business and office equipment were 16.3 percent and 12.7 percent, respectively. No other significant concentrations of more than 10 percent existed at December 31, 2004. In 2004, reduced airline travel and

44  U.S. BANCORP

higher fuel costs continued to adversely impact aircraft and transportation equipment lease residual values.

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
     The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. Business managers ensure that the controls are appropriate and are implemented as designed.
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
     Customer-related business conditions may also increase operational risk or the level of operational losses in certain transaction processing business units, including merchant processing activities. Ongoing risk monitoring of customer activities and their financial condition and operational processes serve to mitigate customer-related operational risk. Refer to Note 24 of the Notes to Consolidated Financial Statements for further discussion on merchant processing.
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

U.S. BANCORP  45

Sensitivity of Net Interest Income and Rate Sensitive Income

	December 31, 2004				December 31, 2003

	Down 50	Up 50	Down 300	Up 300	Down 50	Up 50	Down 300	Up 300
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	(.49)%	.04%	*%	(.19)%	1.30%	.19%	*%	(.02)%
Rate sensitive income	(.40)%	(.13)%	*%	(.69)%	.74%	.01%	*%	(.54)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

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
     The table above summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At December 31, 2004, the Company’s overall interest rate risk position was substantively neutral to changes in interest rates. Rate sensitive income includes net interest income as well as other income items that are sensitive to interest rates, including asset management fees, mortgage banking and the impact from compensating deposit balances. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. At December 31, 2004 and 2003, the Company was within its policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at December 31, 2004. The up 200 basis point scenario resulted in a 2.7 percent decrease in the market value of equity at December 31, 2004, compared with a 3.1 percent decrease at December 31, 2003. The down 200 basis point scenario resulted in a 4.2 percent decrease in the market value of equity at December 31, 2004. Given the low level of interest rates, the down 200 basis point scenario was not computed for December 31, 2003. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario resulted in a ..7 percent decrease at December 31, 2004, and a 1.3 percent increase at December 31, 2003. At December 31, 2004 and 2003, the Company was within its policy guidelines.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of December 31, 2004, were well within policy guidelines. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.68 years at December 31, 2004, compared with 1.91 years at December 31, 2003. The duration of liabilities was 2.02 years at December 31, 2004, compared with 2.18 years at December 31, 2003. After giving effect to the Company’s derivative positions, the estimated duration of equity was .12 years at December 31, 2004, compared with 1.35 years at December 31, 2003. The duration of equity measure shows that sensitivity of the market value of equity of the Company was relatively neutral to changes in interest rates.

Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while

46  U.S. BANCORP

interest rate floors protect against declining interest rates. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments. The Company also acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. The Company minimizes its market and liquidity risks by taking similar offsetting positions.
     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and are designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is realized. Customer-related interest rate swaps, foreign exchange rate contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or

Table 17	Derivative Positions

Asset and Liability Management Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2004								Fair	Maturity
(Dollars in Millions)	2005	2006	2007	2008	2009	Thereafter	Total	Value	In Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$2,750	$2,750	$3,520	$5,000	$1,750	$4,300	$20,070	$379	5.25
Weighted-average
Receive rate	3.75%	3.67%	3.76%	3.78%	4.62%	6.29%	4.37%
Pay rate	2.28	2.36	2.39	2.31	2.39	2.74	2.42
Pay fixed/receive floating swaps
Notional amount	$5,425	$2,950	$2,400	$—	$—	$—	$10,775	$56	1.42
Weighted-average
Receive rate	2.38%	2.24%	2.47%	—%	—%	—%	2.36%
Pay rate	2.21	2.64	3.36	—	—	—	2.58
Futures and forwards	$2,262	$—	$—	$—	$—	$—	$2,262	$(4)	.12
Options
Written	1,039	20	—	—	—	—	1,059	$1	.15
Foreign exchange forward contracts	$314	$—	$—	$—	$—	$—	$314	$(12)	.04
Equity contracts	$—	$—	$—	$—	$53	$—	$53	$4	4.29

Customer-related Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2004								Fair	Maturity
(Dollars in Millions)	2005	2006	2007	2008	2009	Thereafter	Total	Value	In Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$671	$1,069	$1,018	$1,171	$613	$2,166	$6,708	$76	4.67
Pay fixed/receive floating swaps
Notional amount	671	1,067	1,006	1,159	613	2,166	6,682	(40)	4.67
Options
Purchased	91	242	362	157	72	175	1,099	7	3.00
Written	91	242	362	157	72	175	1,099	(7)	3.00
Risk participation agreements
Purchased	27	5	32	9	21	43	137	—	7.13
Written	16	22	—	25	17	4	84	—	2.93
Foreign exchange rate contracts
Swaps and forwards
Buy	$1,957	$47	$34	$7	$2	$—	$2,047	$80	.31
Sell	1,917	54	35	8	1	—	2,015	(76)	.33
Options
Purchased	77	—	—	—	—	—	77	1	.59
Written	77	—	—	—	—	—	77	(1)	.59

U.S. BANCORP  47

losses are recorded in trading account gains or losses or mortgage banking revenue.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $34.5 billion of total notional amount of asset and liability management derivative positions at December 31, 2004, $32.1 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $1.1 billion of forward commitments to sell mortgage loans and $1.0 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 17.
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
     At December 31, 2004, the Company had $113.4 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the next 12 months is $65.8 million.
     Gains or losses on customer-related derivative positions were not material in 2004. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was an increase of $.7 million in 2004. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material in 2004.
     Beginning in the second quarter of 2004, the Company entered into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for 2004 was not material.
     Table 17 summarizes information on the Company’s derivative positions at December 31, 2004. Refer to Notes 1 and 22 of the Notes to Consolidated Financial Statements for significant accounting policies and additional information regarding the Company’s use of derivatives.

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $20 million at December 31, 2004 and $40 million at December 31, 2003. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $1.8 million at

48  U.S. BANCORP

Table 18	Debt Ratings

Standard &
	Moody’s	Poor’s	Fitch

U.S. Bancorp
Short-term borrowings			F1+
Senior debt and medium-term notes	Aa2	A+	AA-
Subordinated debt	Aa3	A	A+
Preferred stock	A1	A-	A+
Commercial paper	P-1	A-1	F1+
U.S. Bank National Association
Short-term time deposits	P-1	A-1+	F1+
Long-term time deposits	Aa1	AA-	AA
Bank notes	Aa1/P-1	AA-/A-1+	AA-/F1+
Subordinated debt	Aa2	A+	A+
Commercial paper	P-1	A-1+	F1+

December 31, 2004, and $1.5 million at December 31, 2003.

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

     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. Monthly, ALPC reviews the Company’s ability to meet funding requirements due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks (“FHLB”) that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also issues commercial paper through its Canadian branch. In addition, the Company establishes relationships with dealers to issue national market retail and institutional savings certificates and short- and medium-term bank notes. The Company’s subsidiary banks also have significant correspondent banking networks and corporate accounts. Accordingly, the Company has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally-based certificates of deposit and commercial paper.
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On September 27, 2004, Fitch Ratings upgraded the Company’s senior long-term debt rating to “AA-” and raised the Company’s short-term debt rating to “F1+”. The long-term ratings of U.S. Bank National Association were upgraded to “AA” from “AA-”. On January 18, 2005, Moody’s Investors Service upgraded the Company’s senior long-term debt rating to “Aa2” and U.S. Bank National Association’s long-term debt and deposit ratings to “Aa1”. At January 18, 2005, the credit ratings outlook for the Company was considered “Stable” by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings. The debt ratings noted in Table 18, updated for the Moody’s January of 2005 upgrade, reflect the rating agencies’ recognition of the strong, consistent financial performance of the Company and the quality of its balance sheet.
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
     At December 31, 2004, parent company long-term debt outstanding was $6.9 billion, compared with $7.9 billion at December 31, 2003. The change in long-term debt during 2004 was driven by medium-term note maturities of $.8 billion and fixed-rate subordinated note prepayments of $.1 billion. Total parent company debt scheduled to mature

U.S. BANCORP  49

in 2005 is $1.3 billion. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $1.2 billion at December 31, 2004. For further information, see Note 25 of the Notes to Consolidated Financial Statements.
     Refer to Table 19 for further information on significant contractual obligations at December 31, 2004.

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

     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit, lease commitments and various forms of guarantees that may be considered off-balance sheet arrangements. The nature and extent of these arrangements are provided in Note 24 of the Notes to Consolidated Financial Statements.
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
     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets of $5.7 billion at December 31, 2004, and $7.3 billion at December 31, 2003. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $5.7 billion at December 31, 2004, and $7.3 billion at December 31, 2003. The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $32.4 million and $47.3 million at December 31, 2004 and 2003, respectively. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $56.8 million and $89.5 million at December 31, 2004 and 2003, respectively.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $375.3 million at December 31, 2004, of which the Company retained $85.0 million of subordinated securities and a residual interest-only strip of $36.1 million. This compared with $497.5 million in assets at December 31, 2003, of which the Company retained $112.4 million of subordinated securities and a residual

Table 19	Contractual Obligations

	Payments Due By Period

		Over One	Over Three
	One Year	Through	Through	Over Five
(Dollars in Millions)	or Less	Three Years	Five Years	Years	Total

Contractual Obligations
Long-term debt (a)	$11,932	$12,128	$3,239	$7,440	$34,739
Capital leases	8	14	12	33	67
Operating leases	198	351	273	596	1,418
Purchase obligations	146	125	28	—	299
Benefit obligations (b)	43	85	89	223	440

(a)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.
(b)	Amounts only include obligations related to the unfunded non-qualified pension plan and post-retirement medical plans.

50  U.S. BANCORP

interest-only strip of $34.4 million. The securitization trust issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $33.2 million during 2004 and $29.8 million during 2003. The unsecured small business credit securitization held average assets of $438.9 million and $571.4 million in 2004 and 2003, respectively.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 109 percent of earnings in 2004. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $19.5 billion at December 31, 2004, compared with $19.2 billion at December 31, 2003. The increase was the result of corporate earnings and option exercises, offset primarily by the payment of dividends and the repurchase of common stock.

     On December 21, 2004, the Company increased its dividend rate per common share by 25.0 percent, from $.24 per quarter to $.30 per quarter. On December 16, 2003, the Company increased its dividend rate per common share by 17.1 percent, from $.205 per quarter to $.24 per quarter. On March 12, 2003, the Company increased its dividend rate per common share by 5.1 percent, from $.195 per quarter to $.205 per quarter.
     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of common stock through 2003. In 2003, the Company repurchased 7.0 million shares of common stock under the plan, which expired in 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock over the following 24 months. During 2003, the Company purchased 8.0 million shares under the December 2003 plan. The average price paid for the 15.0 million shares repurchased during 2003 was $27.84 per share. In 2004, the Company repurchased 88.8 million shares of common stock under the December 2003 plan. On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the next 24 months. This new authorization replaces the December 16, 2003 authorization. In 2004, the Company purchased 5.0 million shares of common stock under the plan. The average price paid for the 93.8 million shares repurchased during 2004 was $28.34 per share. For a complete analysis of activities impacting shareholders’

Table 20	Regulatory Capital Ratios

At December 31 (Dollars in Millions)	2004	2003

U.S. Bancorp
Tangible common equity	$11,950	$11,858
As a percent of tangible assets	6.4%	6.5%
Tier 1 capital	$14,720	$14,623
As a percent of risk-weighted assets	8.6%	9.1%
As a percent of adjusted quarterly average assets (leverage ratio)	7.9%	8.0%
Total risk-based capital	$22,352	$21,710
As a percent of risk-weighted assets	13.1%	13.6%
Bank Subsidiaries
U.S. Bank National Association
Tier 1 capital	6.5%	6.6%
Total risk-based capital	10.9	10.8
Leverage	5.9	6.3
U.S. Bank National Association ND
Tier 1 capital	12.7%	13.1%
Total risk-based capital	17.2	18.0
Leverage	10.8	11.0
Bank Regulatory Capital Requirements	Minimum	Well- Capitalized

Tier 1 capital	4.0%	6.0%
Total risk-based capital	8.0	10.0
Leverage	4.0	5.0

U.S. BANCORP  51

equity and capital management programs, refer to Note 17 of the Notes to Consolidated Financial Statements.
     The following table provides a detailed analysis of all shares repurchased during the fourth quarter of 2004:

	Number of	Average	Remaining Shares
	Shares	Price Paid	Available to be
Time Period	Purchased	per Share	Purchased

October (a)	4,316,098	$28.74	63,615,584
November (a)	6,044,285	29.74	57,571,299
December (b)	9,345,786	30.53	144,959,788

Total	19,706,169	$29.90	144,959,788

(a)	All shares purchased during October and November of 2004 were purchased under the publicly announced December 16, 2003 repurchase authorization.
(b)	For the month of December 5.0 million shares were purchased under the publicly announced December 21, 2004 authorization and 4.3 million shares were purchased under the publicly announced December 16, 2003 authorization.
     Banking regulators define minimum capital requirements for banks and financial services holding companies. These requirements are expressed in the form of a minimum Tier 1 capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio. The minimum required level for these ratios is 4.0 percent, 8.0 percent, and 4.0 percent, respectively. The Company targets its regulatory capital levels, at both the bank and bank holding company level, to exceed the “well-capitalized” threshold for these ratios of 6.0 percent, 10.0 percent, and 5.0 percent, respectively. As of December 31, 2004, the Company’s Tier 1 capital, total risk-based capital, and Tier 1 leverage ratio were 8.6 percent, 13.1 percent, and 7.9 percent, respectively. These ratios compare to 9.1 percent, 13.6 percent, and 8.0 percent, respectively, as of December 31, 2003. All regulatory ratios, at both the bank and bank holding company level, continue to be in excess of stated “well-capitalized” requirements.
     The Company uses tangible common equity expressed as a percent of tangible common assets as an additional measure of its capital. At December 31, 2004, the Company’s tangible common equity ratio was 6.4 percent, compared with 6.5 percent at year-end 2003. Table 20 provides a summary of capital ratios as of December 31, 2004 and 2003, including Tier 1 and total risk-based capital ratios, as defined by the regulatory agencies.

FOURTH QUARTER SUMMARY

The Company reported net income of $1,056.0 million for the fourth quarter of 2004, or $.56 per diluted share, compared with $977.0 million, or $.50 per diluted share, for the fourth quarter of 2003. Return on average assets and return on average equity were 2.16 percent and 21.2 percent, respectively, for the fourth quarter of 2004, compared with returns of 2.05 percent and 19.4 percent, respectively, for the fourth quarter of 2003. The Company’s results for the fourth quarter of 2004 improved over the fourth quarter of 2003, primarily due to lower credit costs and growth in fee-based products and services. Net income from continuing operations was $1,056.0 million, or $.56 per diluted share, compared with $970.3 million, or $.50 per diluted share for the fourth quarter of 2003, representing an 8.8 percent annual growth rate. Net income for the fourth quarter of 2003 also included after-tax merger and restructuring-related items of $5.0 million ($7.6 million on a pre-tax basis).

     Total net revenue, on a taxable-equivalent basis, was $3,235.0 million for the fourth quarter of 2004, compared with $3,113.3 million for the fourth quarter of 2003, an increase of $121.7 million (3.9 percent) from a year ago. The increase reflected growth in the majority of fee-based revenue categories, particularly in payment processing revenue. The expansion of the Company’s merchant acquiring business in Europe, including the purchase of the remaining 50 percent shareholder interest in EuroConex and the acquisition of several European merchant acquiring businesses, accounted for approximately $24.2 million of the favorable variance in total net revenue year-over-year. Fee-based revenue growth was offset somewhat by the unfavorable variance in securities gains (losses) of $20.4 million and net interest income.
     Fourth quarter net interest income, on a taxable-equivalent basis was $1,799.8 million, compared with $1,816.7 million in the fourth quarter of 2003. The $16.9 million (.9 percent) decrease in net interest income was driven by lower net interest margins, partially offset by growth in average earning assets. Average earning assets increased by $7.2 billion (4.4 percent), primarily driven by continued strong growth in retail loans, as well as increases in residential mortgages, investment securities, commercial and commercial real estate loans. The growth in earning assets contributed approximately $83.8 million of net interest income relative to a year ago. The positive impact of earning asset growth was more than offset by an unfavorable rate variance, which reduced net interest income by $89.0 million, primarily driven by the higher cost of wholesale funding relative to the fourth quarter of 2003. Also contributing to the year-over-year decline was an $11.6 million reduction in loan fees, the result of fewer loan prepayments. The net interest margin for the fourth quarter of 2004 was 4.20 percent, compared with 4.42 percent in the fourth quarter of 2003. The year-over-year decline in net interest margin primarily reflected competitive credit pricing, a preference to acquire lower yielding, adjustable rate securities, lower prepayment fees and the higher cost of wholesale funding relative to the fourth quarter of 2003 due to rising interest rates.
     Fourth quarter 2004 noninterest income increased 10.7 percent from the same period of a year ago. The increase was driven by favorable variances in the majority of fee income categories, slightly offset by an increase in

52  U.S. BANCORP

losses on the sales of securities of $20.4 million. Credit and debit card revenue and corporate payment products revenue were higher in the fourth quarter of 2004 than the fourth quarter of 2003 by $31.0 million (20.2 percent) and $12.1 million (13.6 percent), respectively. The growth in credit and debit card revenue reflected increases in transaction volumes and other rate adjustments, partially offset by higher customer loyalty reward expenses. The corporate payment products revenue growth reflected growth in sales, card usage and rate changes. ATM processing services revenue was higher by $2.7 million (6.7 percent), compared with 2003, due to increases in transaction volumes and sales. Merchant processing services revenue was higher in the fourth quarter of 2004 than the same quarter of 2003 by $34.9 million (23.9 percent), reflecting an increase in same store sales volume, new business and the recent expansion of the Company’s merchant acquiring business in Europe. The recent European acquisitions accounted for approximately $25.5 million of the total increase. Deposit service charges were higher year-over-year by $25.1 million (13.5 percent) due to account growth, revenue enhancement initiatives and transaction-related fees. Commercial products revenue increased by $9.2 million (9.3 percent) over the fourth quarter of 2003, primarily due to syndication fees and commercial leasing revenue. The favorable variance year-over-year in mortgage banking revenue of $4.1 million (4.5 percent) was primarily due to higher loan servicing revenue. The $1.2 million (3.3 percent) increase in investment product fees and commissions reflected higher sales activity in the Consumer Banking business line. Other income was higher year-over-year by $51.1 million (55.4 percent), primarily due to a favorable change in end-of-term lease residual gains (losses) and revenue from equity investments relative to the same quarter of 2003. Partially offsetting these positive variances were trust and investment management fees, which declined by $5.9 million (2.4 percent) in the fourth quarter of 2004 from the same period of 2003, and treasury management fees, which declined by $6.5 million (5.6 percent) year-over-year. Trust and investment management fees declined as gains from equity market valuations were more than offset by lower fees, partially due to a change in the mix of fund balances and customers’ migration from paying for services with fees to paying with compensating balances. The decrease in treasury management fees was primarily due to higher earnings credit on customers’ compensating balances and the impact of an industry-wide shift of payments from paper-based to electronic and card-based transactions.
     Total noninterest expense was $1,578.0 million in the fourth quarter of 2004, compared with $1,342.4 million in the fourth quarter of 2003. The increase in noninterest expense of $235.6 million (17.6 percent) was primarily driven by a $112.5 million charge related to the prepayment of the Company’s long-term debt and a $31.9 million unfavorable change in the valuation of mortgage servicing

Table 21	Fourth Quarter Summary

	Three Months Ended
	December 31,

(In Millions, Except Per Share Data)	2004	2003

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,799.8	$1,816.7
Noninterest income	1,455.7	1,296.7
Securities gains (losses), net	(20.5)	(.1)

Total net revenue	3,235.0	3,113.3
Noninterest expense	1,578.0	1,342.4
Provision for credit losses	65.0	286.0

Income from continuing operations before taxes	1,592.0	1,484.9
Taxable-equivalent adjustment	7.3	7.2
Applicable income taxes	528.7	507.4

Income from continuing operations	1,056.0	970.3
Discontinued operations (after-tax)	—	6.7

Net income	$1,056.0	$977.0

Per Common Share
Earnings per share	$.57	$.51
Diluted earnings per share	.56	.50
Dividends declared per share	.30	.24
Average common shares outstanding	1,865.0	1,927.3
Average diluted common shares outstanding	1,893.8	1,950.8
Financial Ratios
Return on average assets	2.16%	2.05%
Return on average equity	21.2	19.4
Net interest margin (taxable-equivalent basis)	4.20	4.42
Efficiency ratio (b)	48.5	43.1

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. BANCORP  53

rights, as well as operating expenses related to the expansion of the Company’s merchant acquiring business in Europe of $24.2 million. The MSR impairment results from a flattening yield curve despite recent increases in short-term interest rates. The expense growth also reflected increases in compensation, employee benefits, technology and communications and postage, printing and supplies. Compensation expense was higher year-over-year by $39.8 million (7.4 percent) due to increases in salaries and stock-based compensation. The increase in salaries reflected business expansion of in-store branches, the expansion of the Company’s merchant acquiring business in Europe and other initiatives. Stock-based compensation was higher due to lower forfeitures relative to prior years. Employee benefits increased year-over-year by $16.7 million (20.5 percent), primarily as a result of a $13.5 million increase in pension expense and higher payroll taxes. Technology and communications expense rose by $9.4 million (8.8 percent), reflecting technology investments that increased software expense amortization and the write-off of capitalized software being replaced. Postage, printing and supplies expense was higher by $3.1 million (5.0 percent), primarily due to new consumer credit card accounts. The fourth quarter of 2004 included $112.5 million of charges related to the prepayment of a portion of the Company’s long-term debt. Other expense was higher in the fourth quarter than the same quarter of 2003 by $25.1 million (15.2 percent). The year-over-year increase reflected increases in loan-related expense, affordable housing operating costs and processing costs for payment services products, the result of increases in transaction volume year-over-year. Slightly offsetting these unfavorable variances was marketing and business development expense, which was lower by $1.9 million (3.7 percent), reflecting the timing of marketing campaigns.
     The provision for credit losses was $65.0 million for the fourth quarter of 2004 and $286.0 million for the fourth quarter of 2003, a decrease of $221.0 million (77.3 percent). Net charge-offs in the fourth quarter of 2004 were $163.6 million, compared with net charge-offs of $285.1 million during the fourth quarter of 2003. The decline from a year ago primarily reflected the release of the allowance for credit losses of $98.5 million, improving credit quality and changing economic conditions.

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

54  U.S. BANCORP

units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements.
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2004, certain organization and methodology changes were made and, accordingly, 2003 results were restated and presented on a comparable basis. Due to organizational and methodology changes, the Company’s basis of financial presentation differed in 2002. The presentation of comparative business line results for 2002 is not practical and has not been provided.

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $1,079.6 million of the Company’s operating earnings in 2004 and $850.3 million in 2003. The increase in operating earnings in 2004 was driven by reductions in the provision for credit losses and total noninterest expense, partially offset by a decline in total net revenue, compared with 2003.

     Total net revenue decreased $65.2 million (2.7 percent) in 2004, compared with 2003. Net interest income, on a taxable-equivalent basis, decreased $55.9 million (3.4 percent), compared with 2003, as average loans decreased $2.0 billion (4.6 percent) in 2004, average non-interest bearing deposits decreased $2.1 billion (13.9 percent) and average savings products declined $1.2 billion, compared with 2003. The decline in average loans in 2004 was driven in part by soft commercial loan demand through mid 2004, in addition to the Company’s decisions to tighten credit availability to certain types of lending products, industries and customers and reductions due to asset workout strategies. This decline was partially offset by the consolidation of the commercial loan conduit onto the Company’s balance sheet during the third quarter of 2003. Loan spreads declined from a year ago due in part to competitive pricing and the consolidation of the high credit quality, low margin loans from the commercial loan conduit during 2003, partially offset by higher interest recoveries in 2004 on previously charged-off loans. While average noninterest-bearing deposits decreased 13.9 percent in 2004, compared with 2003, due to reductions in government and mortgage-related deposits, the net interest spread on total deposits increased due to the funding benefit associated with the impact of rising interest rates over the second half of 2004. The decline in mortgage-related deposits reflected lower production of mortgage banking businesses while the decline in government deposits was primarily due to a decision by the Federal government to pay fees for treasury management services rather than maintain compensating balances. Noninterest income decreased $10.8 million (1.4 percent) in 2004 to $750.1 million, compared to 2003 noninterest income of $760.9 million. The decrease in noninterest income in 2004 was principally due to lower commercial products revenue resulting from the consolidation of the commercial loan conduit in 2003. This revenue reduction was partially offset by growth in treasury management-related fees, international banking, syndication and customer derivative fees, equipment leasing and foreign exchange revenue. Treasury management-related fees were higher primarily due to a change in the Federal government’s payment methodology for treasury management services to fees for services rather than maintaining compensating balances in the third quarter of 2003, partially offset by higher interest earnings credit on customers’ compensating balances and the impact of an industry-wide shift of payments from paper-based to electronic and card-based transactions.
     Noninterest expense was $643.5 million in 2004, compared with $686.1 million in 2003. The $42.6 million decrease (6.2 percent) was primarily driven by lower personnel-related costs, software expenses, loan workout expenses and net shared services expense. Loan workout expenses declined in 2004 as the credit quality of the loan portfolio has improved. Net shared services expenses were lower due to changes in transaction volumes related to customer accounts.
     The provision for credit losses was $22.6 million and $405.5 million in 2004 and 2003, respectively, a decline of $382.9 million (94.4 percent). The favorable change in the provision for credit losses for Wholesale Banking business is due to improving net charge-offs, which declined to .05 percent of average loans in 2004 from .91 percent of average loans in 2003. The reduction in net charge-offs was attributable, in part, to increased levels of commercial loan recoveries, in addition to improvements in credit quality driven by initiatives taken by the Company during the past three years, including asset workout strategies and reductions in commitments to certain industries and customers. Commercial loan recoveries are anticipated to return to more normalized levels during future periods. Nonperforming assets within Wholesale Banking were $391.1 million at December 31, 2004, compared with $743.6 million at December 31, 2003. Nonperforming assets as a percentage of end-of-period loans were ..90 percent at December 31, 2004 and 1.76 percent at December 31, 2003. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

U.S. BANCORP  55

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $1,465.0 million of the Company’s operating earnings for 2004 and $1,333.7 million for 2003, a 9.8 percent increase over 2003. The increase in operating earnings in 2004 was driven by strong fee-based revenues, lower noninterest expense and reductions in the provision for credit losses, compared with 2003. Within Consumer Banking, the retail banking business grew operating earnings by 23.1 percent, offset somewhat by a lower contribution from the mortgage banking business, compared with the same periods of 2003.

     Total net revenue increased $24.4 million (.5 percent) in 2004, compared with 2003, as growth in net interest income and noninterest income was partially offset by a reduction in securities gains (losses) associated with the mortgage banking business. Net interest income, on a taxable-equivalent basis, increased $57.8 million (1.6 percent). Fee-based revenue increased $243.8 million (15.7 percent) and securities gains (losses) decreased $277.2 million. The year-over-year increase in net interest income was due to growth in average loan balances, improved spreads on commercial and commercial real estate loans, growth in noninterest-bearing and savings product deposit balances and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases was the decline in average mortgage loans held for sale, reduced spreads on retail loans due to the competitive

Table 22	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Year Ended December 31 (Dollars in Millions)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,611.6	$1,667.5	(3.4)%	$3,636.5	$3,578.7	1.6%
Noninterest income	750.1	760.9	(1.4)	1,794.2	1,550.4	15.7
Securities gains (losses), net	1.5	—	*	(83.8)	193.4	*

Total net revenue	2,363.2	2,428.4	(2.7)	5,346.9	5,322.5	.5
Noninterest expense	625.2	666.6	(6.2)	2,364.4	2,361.9	.1
Other intangibles	18.3	19.5	(6.2)	304.4	432.7	(29.7)

Total noninterest expense	643.5	686.1	(6.2)	2,668.8	2,794.6	(4.5)

Operating earnings before provision and income taxes	1,719.7	1,742.3	(1.3)	2,678.1	2,527.9	5.9
Provision for credit losses	22.6	405.5	(94.4)	375.1	431.1	(13.0)

Operating earnings before income taxes	1,697.1	1,336.8	27.0	2,303.0	2,096.8	9.8
Income taxes and taxable-equivalent adjustment	617.5	486.5	26.9	838.0	763.1	9.8

Operating earnings	$1,079.6	$850.3	27.0	$1,465.0	$1,333.7	9.8

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Net income

Average Balance Sheet Data
Commercial	$26,674	$28,195	(5.4)%	$7,774	$8,220	(5.4)%
Commercial real estate	15,918	16,393	(2.9)	10,603	9,974	6.3
Residential mortgages	72	116	(37.9)	13,918	11,315	23.0
Retail	52	52	—	31,327	29,005	8.0

Total loans	42,716	44,756	(4.6)	63,622	58,514	8.7
Goodwill	1,225	1,227	(.2)	2,242	2,242	—
Other intangible assets	88	107	(17.8)	1,073	936	14.6
Assets	49,045	51,696	(5.1)	71,581	68,373	4.7
Noninterest-bearing deposits	12,722	14,775	(13.9)	13,977	13,756	1.6
Savings products	9,830	11,057	(11.1)	41,929	40,107	4.5
Time deposits	7,518	3,976	89.1	16,010	18,512	(13.5)

Total deposits	30,070	29,808	.9	71,916	72,375	(.6)
Shareholders’ equity	5,081	5,046	.7	6,225	5,878	5.9

* Not meaningful

56  U.S. BANCORP

pricing for consumer loans and lower loan fees. The increase in average loan balances of 8.7 percent reflected retail loan growth of 8.0 percent and growth in residential mortgages of 23.0 percent in 2004, compared with 2003. Included within the retail loan category are second-lien home equity loans that had a growth rate of 5.3 percent. The category of residential mortgages includes first-lien home equity loans, which had a growth rate of 19.1 percent in 2004, compared with 2003. On a combined basis, first and second-lien home equity products increased $1.5 billion, or 9.2 percent, compared with a year ago. The year-over-year growth of traditional residential mortgages was $1.7 billion, or 25.8 percent reflecting the Company’s decisions to retain adjustable-rate residential mortgages. Commercial real estate loan balances increased 6.3 percent while commercial loans decreased 5.4 percent in 2004, compared with 2003. The year-over-year decrease in average deposits (.6 percent) was due to a reduction in time deposit balances (13.5 percent), offset by growth in noninterest-bearing deposits (1.6 percent), interest checking (11.3 percent), savings (4.5 percent) and money market account (.3 percent) balances. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products.
     Fee-based noninterest income was $1,794.2 million in 2004, $243.8 million (15.7 percent) higher compared with 2003. The year-over-year growth in fee-based revenue was driven by deposit service charges, mortgage banking revenue, commercial products revenue, investment products fees and commissions, lower end-of-term lease residual losses and a residual value insurance recovery, partially offset by lower treasury management revenue. Securities gains (losses) were $(83.8) million in 2004, a net decrease of $277.2 million from a year ago. The Company utilizes its investment portfolio as a balance sheet economic hedge against the valuation risk of the portfolio of mortgage servicing rights.

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change

$361.0	$311.9	15.7%	$573.1	$605.1	(5.3)%	$957.7	$1,054.3	(9.2)%	$7,139.9	$7,217.5	(1.1)%
987.1	957.0	3.1	1,873.2	1,606.9	16.6	219.5	193.0	13.7	5,624.1	5,068.2	11.0
—	—	—	—	—	—	(22.6)	51.4	*	(104.9)	244.8	*

1,348.1	1,268.9	6.2	2,446.3	2,212.0	10.6	1,154.6	1,298.7	(11.1)	12,659.1	12,530.5	1.0
585.0	585.3	(.1)	797.3	704.1	13.2	862.5	550.4	56.7	5,234.4	4,868.3	7.5
62.0	66.2	(6.3)	159.9	158.2	1.1	5.5	5.8	(5.2)	550.1	682.4	(19.4)

647.0	651.5	(.7)	957.2	862.3	11.0	868.0	556.2	56.1	5,784.5	5,550.7	4.2

701.1	617.4	13.6	1,489.1	1,349.7	10.3	286.6	742.5	(61.4)	6,874.6	6,979.8	(1.5)
10.2	6.5	56.9	362.6	412.7	(12.1)	(100.9)	(1.8)	*	669.6	1,254.0	(46.6)

690.9	610.9	13.1	1,126.5	937.0	20.2	387.5	744.3	(47.9)	6,205.0	5,725.8	8.4
251.4	222.3	13.1	410.0	341.0	20.2	(78.7)	172.4	*	2,038.2	1,985.3	2.7

$439.5	$388.6	13.1	$716.5	$596.0	20.2	$466.2	$571.9	(18.5)	4,166.8	3,740.5	11.4

									—	(30.4)
									—	22.5

									$4,166.8	$3,732.6

$1,641	$1,804	(9.0)%	$3,068	$2,898	5.9%	$191	$209	(8.6)%	$39,348	$41,326	(4.8)%
611	576	6.1	—	—	—	135	199	(32.2)	27,267	27,142	.5
322	252	27.8	—	—	—	10	13	(23.1)	14,322	11,696	22.5
2,224	1,990	11.8	7,548	7,103	6.3	53	48	10.4	41,204	38,198	7.9

4,798	4,622	3.8	10,616	10,001	6.1	389	469	(17.1)	122,141	118,362	3.2
818	740	10.5	1,868	1,814	3.0	—	305	*	6,153	6,328	(2.8)
352	399	(11.8)	776	675	15.0	7	12	(41.7)	2,296	2,129	7.8
6,563	6,407	2.4	13,764	13,397	2.7	50,640	47,757	6.0	191,593	187,630	2.1
3,251	3,006	8.2	108	276	(60.9)	(242)	(98)	*	29,816	31,715	(6.0)
7,861	5,852	34.3	11	10	10.0	22	—	*	59,653	57,026	4.6
591	474	24.7	—	—	—	2,634	4,850	(45.7)	26,753	27,812	(3.8)

11,703	9,332	25.4	119	286	(58.4)	2,414	4,752	(49.2)	116,222	116,553	(.3)
2,077	1,991	4.3	3,198	3,008	6.3	2,878	3,470	(17.1)	19,459	19,393	.3

U.S. BANCORP  57

     Noninterest expense was $2,668.8 million in 2004, compared with $2,794.6 million for 2003, a decrease of $125.8 million (4.5 percent). The year-over-year decrease in noninterest expense was primarily attributable to lower levels of MSR impairment, reductions in intangible amortization, depreciation and software expense and net shared services expense, partially offset by increases in compensation and occupancy costs related to new in-store branch expansion along with higher amortization costs from growth in the mortgage servicing portfolio. MSR impairment was $56.8 million in 2004, compared with $208.7 million in 2003, a decrease of $151.9 million year-over-year. The change in MSR valuations was driven by declining interest rates and refinancing activities in early 2004, partially offset by rising interest rates and slower prepayment speeds in late 2004, compared with the declining interest rates and refinancing activities of 2003.
     The provision for credit losses decreased $56.0 million (13.0 percent) in 2004, compared with 2003. The improvement in the provision for credit losses in 2004 was primarily attributable to lower net charge-offs. As a percentage of average loans, net charge-offs declined to ..59 percent in 2004, compared with .74 percent in 2003. The decline in net charge-offs included the commercial, commercial real estate and retail loan portfolios. The improvement in commercial and commercial real estate loan net charge-offs within Consumer Banking of $19.7 million was broad-based across most industry and geographical regions. Retail loan net charge-offs declined by $40.3 million, primarily resulting from ongoing collection efforts and risk management activities. Nonperforming assets within Consumer Banking were $348.9 million at December 31, 2004, compared with $393.4 million at December 31, 2003. Nonperforming assets as a percentage of end-of-period loans were ..56 percent at December 31, 2004 and .69 percent at December 31, 2003. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund servicing through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $439.5 million of the Company’s operating earnings in 2004 and $388.6 million in 2003, an increase of $50.9 million (13.1 percent) compared with 2003. The growth was attributable to higher total net revenue and lower noninterest expense, partially offset by an increase in the provision for credit losses.

     Total net revenue was $1,348.1 million in 2004, an increase of 6.2 percent, compared with 2003. Net interest income, on a taxable-equivalent basis, increased $49.1 million (15.7 percent) in 2004, compared with 2003. The increase in net interest income in 2004 was due to growth in total average deposits of 25.4 percent attributable to growth in noninterest-bearing deposits, savings products and time deposits primarily within corporate trust and private banking, the favorable impact of rising interest rates on the funding benefit of customer deposits and higher average loans (3.8 percent), partially offset by a decline in loan spreads. Noninterest income increased $30.1 million (3.1 percent) in 2004, compared with 2003. The increase in noninterest income was primarily attributable to improvement in equity capital market conditions and related fees, partially offset by a change in customer payment methodology for certain corporate trust services clients from fees to compensating balances.
     Noninterest expense decreased $4.5 million (.7 percent) in 2004, compared with 2003, primarily attributable to reductions in personnel-related costs, lower intangible amortization and net shared services expense partially offset by higher losses and outside data processing costs.
     The provision for credit losses increased $3.7 million (56.9 percent) in 2004, compared with 2003. The year-over-year increase in the provision for credit losses was primarily due to higher commercial loan net charge-offs in 2004 partially offset by lower retail loan net charge-offs. Net charge-offs as a percentage of average loans were .21 percent in 2004, compared with .14 percent in 2003.

Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $716.5 million of the Company’s operating earnings in 2004 and $596.0 million in 2003, a 20.2 percent increase over 2003. The increases were due to growth in total net revenue driven by higher transaction volumes and reductions in the provision for credit losses, partially offset by increases in total noninterest expense.

     Total net revenue was $2,446.3 million in 2004, a 10.6 percent increase, compared with 2003. Net interest income decreased 5.3 percent in 2004, compared with 2003, primarily due to higher corporate payment card balances, higher corporate card rebates, a reduction in customer late fees and a lower percentage of revolving credit card balances relative to a year ago. The impact of these factors was partially offset by total average consumer loan growth of 6.3 percent in 2004, compared with 2003. Noninterest income increased 16.6 percent in 2004, compared with 2003. The increase in fee-based revenue in 2004 was driven by strong growth in credit card and debit card revenue (16.0 percent), corporate payment product revenues (12.6 percent), ATM processing services revenue

58  U.S. BANCORP

(8.7 percent) and merchant processing revenue (20.1 percent). The $89.0 million growth in credit and debit card revenue was muted somewhat by the impact of the settlement of the debit card antitrust litigation brought against VISA USA and MasterCard by Wal-Mart stores, Sears Roebuck and Co. and other retailers, which lowered interchange rates on signature debit transactions beginning in August 2003. The change in interchange rate, in addition to higher customer loyalty rewards expense, was more than offset by higher transaction volumes and rate changes. Corporate payment products revenue increased $45.5 million due to increases in sales volume and pricing enhancements. ATM processing services revenue increased $9.5 million due to transaction growth and new product sales. Merchant processing revenue increased $113.1 million due to increases in sales and transaction processing volumes and the expansion of the merchant acquiring business in Europe, which accounted for approximately $58.6 million of the revenue growth. Other revenue increased $8.1 million in 2004, compared with 2003, due to increases in insurance product revenue and EuroConex.
     Noninterest expense was $957.2 million in 2004, an increase of $94.9 million (11.0 percent), compared with 2003. The increase in noninterest expense was primarily attributable to higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, corporate payment products and merchant processing sales volumes, in addition to higher merchant acquiring costs resulting from the expansion of the merchant acquiring business in Europe, which accounted for approximately $56.8 million of the increase in 2004.
     The provision for credit losses was $362.6 million in 2004, a decrease of $50.1 million (12.1 percent), compared with 2003, due to lower net charge-offs of the business line. As a percentage of average loans, net charge-offs were 3.42 percent in 2004, compared with 4.13 percent of average loans in 2003. The favorable change in credit losses was due to improvements in ongoing collection efforts and risk management activities, as well as improvements in economic conditions from a year ago.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of expenses associated with business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Operational expenses incurred by Treasury and Corporate Support on behalf of the other business lines are allocated back primarily based on customer transaction volume and account activities to the appropriate business unit and are identified as net shared services expense. Treasury and Corporate Support recorded operating earnings of $466.2 million in 2004, a decrease of 18.5 percent, compared with 2003.

     Total net revenue was $1,154.6 million in 2004, compared with total net revenue of $1,298.7 million in 2003. The year-over-year decline of $144.1 million (11.1 percent) in total net revenue in 2004 was attributable to reductions in net interest income of $96.6 million (9.2 percent) and securities gains (losses) of $74.0 million, partially offset by increases in fee-based noninterest income of $26.5 million (13.7 percent). The decrease in net interest income was primarily attributable to the Company’s asset/liability management decisions to invest in adjustable-rate securities and utilize higher-cost fixed-rate funding given the current rising interest rate environment. It also reflects the residual effect of transfer pricing caused by changes in the mix of earning assets and the yield curve from a year ago. The increase in fee-based noninterest income was primarily attributable to higher equity investment revenue. Net securities losses of $22.6 million in 2004 were principally related to asset/liability decisions, compared with net securities gains of $51.4 million in 2003.
     Noninterest expense was $868.0 million in 2004, compared with $556.2 million in 2003, a $311.8 million increase (56.1 percent). The increase in noninterest expense was principally driven by several factors. Stock-based compensation was higher by $33.8 million primarily due to lower employee stock-award forfeitures relative to a year ago. Pension expenses increased $35.5 million reflecting recognition of deferred actuarial (gains) losses resulting from lower asset returns in prior years. Debt prepayment costs of $154.8 million were incurred as a result of prepaying borrowings in connection with asset/liability management activities during 2004. Corporate insurance costs increased by $17.0 million from a year ago primarily due to premium increases by insurance carriers. Additionally, operating costs associated with incremental investments in affordable housing increased $20.4 million from a year ago. Finally, the residual in costs associated with centralized support functions that were not allocated to other business lines increased by $27.7 million.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net recovery of $100.9 million in 2004, compared with a net recovery of $1.8 million in 2003. The favorable variance is primarily due to the Company’s decision to reduce the allowance for credit losses by approximately $98.5 million in 2004, reflecting the continued improvement in credit quality and

U.S. BANCORP  59

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

ACCOUNTING CHANGES

Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards recently issued but not yet required to be adopted and the expected impact of the changes in accounting standards. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

     Management’s evaluation of the adequacy of the allowance for credit losses is often the most critical of accounting estimates for a banking institution. It is an inherently subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of the Annual Report. Although risk management practices, methodologies and other tools are utilized to determine each element of the allowance, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lagging of credit quality measurements relative to the stage of the business cycle. Even determining the stage of the business cycle is highly subjective. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considers the effect of imprecision and many other factors in determining the allowance for credit losses by establishing an “allowance for other factors” that is not specifically allocated to a category of loans. If not considered, inherent losses in the portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a bank.
     Given the many subjective factors affecting the credit portfolio, changes in the allowance for credit losses may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is in part due to the timing of the risk rating process in relation to changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans and the timing of charge-offs and recoveries. For example, the amount of loans within specific risk ratings may change, providing a leading indicator of improving credit quality, while nonperforming loans and net charge-offs continue at elevated levels. Also, inherent loss ratios,

60  U.S. BANCORP

determined through migration analysis and historical loss performance over the estimated business cycle of a loan, may not change to the same degree as net charge-offs. Because risk ratings and inherent loss ratios primarily drive the allowance specifically allocated to commercial loans, the amount of the allowance for commercial and commercial real estate loans might decline; however, the degree of change differs somewhat from the level of changes in nonperforming loans and net charge-offs. Also, management would maintain an adequate allowance for credit losses by increasing the allowance for other factors during period of economic uncertainty or changes in the business cycle.
     Some factors considered in determining the adequacy of the allowance for credit losses are quantifiable while other factors require qualitative judgment. Management conducts analysis with respect to the accuracy of risk ratings and the volatility of inherent losses, and utilizes this analysis along with qualitative factors including uncertainty in the economy from changes in unemployment rates, the level of bankruptcies, concentration risks, including risks associated with the transportation sector and highly leveraged enterprise-value credits, in determining the overall level of the allowance for credit losses. The Company’s determination of the allowance for commercial and commercial real estate loans is sensitive to the assigned credit risk ratings and inherent loss rates at December 31, 2004. In the event that 10 percent of loans within these portfolios experienced downgrades of two risk categories, the allowance for commercial and commercial real estate would increase by approximately $250 million at December 31, 2004. In the event that inherent loss or estimated loss rates for these portfolios increased by 10 percent, the allowance determined for commercial and commercial real estate would increase by approximately $95 million at December 31, 2004. The Company’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates increased by 10%, the allowance for residential and retail loans would increase by approximately $65 million at December 31, 2004. Because several quantitative and qualitative factors are considered in determining the allowance for credit losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for credit losses. They are intended to provide insights into the impact of adverse changes in risk rating and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.

Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at December 31, 2004, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $133 million and $258 million, respectively. An upward movement in interest rates at December 31, 2004, of 25 and 50 basis points would increase the value of the MSRs by approximately $109 million and $177 million, respectively. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

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

     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require

U.S. BANCORP  61

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

Income Taxes The Company estimates income tax expense based on amounts expected to be owed to various tax jurisdictions. Currently, the Company files tax returns in approximately 140 federal, state and local domestic jurisdictions and 6 foreign jurisdictions. The estimated income tax expense is reported in the Consolidated Statement of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported in other assets or other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.

     Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

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
     The annual report of the Company’s management on internal control over financial reporting is provided on page 106. The attestation report of Ernst & Young LLP, the Company’s independent accountants, regarding the Company’s internal control over financial reporting is provided on page 107.

62  U.S. BANCORP

(This page intentionally left blank)

U.S. BANCORP  63

U.S. BANCORP
CONSOLIDATED BALANCE SHEET

At December 31 (Dollars in Millions)	2004	2003

Assets
Cash and due from banks	$6,336	$8,630
Investment securities
Held-to-maturity (fair value $132 and $161, respectively)	127	152
Available-for-sale	41,354	43,182
Loans held for sale	1,439	1,433
Loans
Commercial	40,173	38,526
Commercial real estate	27,585	27,242
Residential mortgages	15,367	13,457
Retail	43,190	39,010

Total loans	126,315	118,235
Less allowance for loan losses	(2,080)	(2,184)

Net loans	124,235	116,051
Premises and equipment	1,890	1,957
Customers’ liability on acceptances	95	121
Goodwill	6,241	6,025
Other intangible assets	2,387	2,124
Other assets	11,000	9,796

Total assets	$195,104	$189,471

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$30,756	$32,470
Interest-bearing	71,936	74,749
Time deposits greater than $100,000	18,049	11,833

Total deposits	120,741	119,052
Short-term borrowings	13,084	10,850
Long-term debt	34,739	33,816
Acceptances outstanding	95	121
Other liabilities	6,906	6,390

Total liabilities	175,565	170,229
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 2004 and 2003 — 1,972,643,007 shares	20	20
Capital surplus	5,902	5,851
Retained earnings	16,758	14,508
Less cost of common stock in treasury: 2004 — 115,020,064 shares; 2003 — 49,722,856 shares	(3,125)	(1,205)
Other comprehensive income	(16)	68

Total shareholders’ equity	19,539	19,242

Total liabilities and shareholders’ equity	$195,104	$189,471

See Notes to Consolidated Financial Statements.

64  U.S. BANCORP

U.S. BANCORP
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)	2004	2003	2002

Interest Income
Loans	$7,168.1	$7,272.0	$7,743.0
Loans held for sale	91.5	202.2	170.6
Investment securities	1,827.1	1,684.0	1,484.3
Other interest income	99.8	99.8	96.0

Total interest income	9,186.5	9,258.0	9,493.9

Interest Expense
Deposits	904.3	1,096.6	1,485.3
Short-term borrowings	262.7	166.8	222.9
Long-term debt	908.2	805.3	971.4

Total interest expense	2,075.2	2,068.7	2,679.6

Net interest income	7,111.3	7,189.3	6,814.3
Provision for credit losses	669.6	1,254.0	1,349.0

Net interest income after provision for credit losses	6,441.7	5,935.3	5,465.3
Noninterest Income
Credit and debit card revenue	649.3	560.7	517.0
Corporate payment products revenue	406.8	361.3	325.7
ATM processing services	175.3	165.9	160.6
Merchant processing services	674.6	561.4	567.3
Trust and investment management fees	981.2	953.9	892.1
Deposit service charges	806.4	715.8	690.3
Treasury management fees	466.7	466.3	416.9
Commercial products revenue	432.2	400.5	479.2
Mortgage banking revenue	397.3	367.1	330.2
Investment products fees and commissions	156.0	144.9	132.7
Securities gains (losses), net	(104.9)	244.8	299.9
Other	478.3	370.4	398.8

Total noninterest income	5,519.2	5,313.0	5,210.7
Noninterest Expense
Compensation	2,252.2	2,176.8	2,167.5
Employee benefits	389.4	328.4	317.5
Net occupancy and equipment	630.8	643.7	658.7
Professional services	148.9	143.4	129.7
Marketing and business development	193.5	180.3	171.4
Technology and communications	429.6	417.4	392.1
Postage, printing and supplies	248.4	245.6	243.2
Other intangibles	550.1	682.4	553.0
Merger and restructuring-related charges	—	46.2	321.2
Debt prepayment	154.8	—	(.2)
Other	786.8	732.7	786.4

Total noninterest expense	5,784.5	5,596.9	5,740.5

Income from continuing operations before income taxes	6,176.4	5,651.4	4,935.5
Applicable income taxes	2,009.6	1,941.3	1,707.5

Income from continuing operations	4,166.8	3,710.1	3,228.0
Income (loss) from discontinued operations (after-tax)	—	22.5	(22.7)
Cumulative effect of accounting change (after-tax)	—	—	(37.2)

Net income	$4,166.8	$3,732.6	$3,168.1

Earnings Per Share
Income from continuing operations	$2.21	$1.93	$1.68
Discontinued operations	—	.01	(.01)
Cumulative effect of accounting change	—	—	(.02)

Net income	$2.21	$1.94	$1.65

Diluted Earnings Per Share
Income from continuing operations	$2.18	$1.92	$1.68
Discontinued operations	—	.01	(.01)
Cumulative effect of accounting change	—	—	(.02)

Net income	$2.18	$1.93	$1.65

Dividends declared per share	$1.020	$.855	$.780

Average common shares outstanding	1,887.1	1,923.7	1,916.0
Average diluted common shares outstanding	1,912.9	1,936.2	1,924.8

See Notes to Consolidated Financial Statements.

U.S. BANCORP  65

U.S. BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common					Other	Total
(Dollars in Millions)	Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2001	1,951,709,512	$20	$5,683	$11,425	$(478)	$95	$16,745
Net income				3,168			3,168
Unrealized gain on securities available-for-sale						1,048	1,048
Unrealized gain on derivatives						324	324
Foreign currency translation adjustment						7	7
Realized gain on derivatives						64	64
Reclassification adjustment for gains realized in net income						(332)	(332)
Income taxes						(422)	(422)

Total comprehensive income							3,857
Cash dividends declared on common stock				(1,488)			(1,488)
Issuance of common and treasury stock	10,589,034		(75)		249		174
Purchase of treasury stock	(45,256,736)				(1,040)		(1,040)
Stock option and restricted stock grants			188				188
Shares reserved to meet deferred compensation obligations	(85,250)		3		(3)		—

Balance December 31, 2002	1,916,956,560	$20	$5,799	$13,105	$(1,272)	$784	$18,436

Net income				3,733			3,733
Unrealized loss on securities available-for-sale						(716)	(716)
Unrealized loss on derivatives						(373)	(373)
Foreign currency translation adjustment						23	23
Realized gain on derivatives						199	199
Reclassification adjustment for gains realized in net income						(288)	(288)
Income taxes						439	439

Total comprehensive income							3,017
Cash dividends declared on common stock				(1,645)			(1,645)
Special dividends declared on common stock				(685)			(685)
Issuance of common and treasury stock	21,709,297		(51)		502		451
Purchase of treasury stock	(14,971,000)				(417)		(417)
Stock option and restricted stock grants			111				111
Shares reserved to meet deferred compensation obligations	(774,706)		(8)		(18)		(26)

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242

Net income				4,167			4,167
Unrealized loss on securities available-for-sale						(123)	(123)
Unrealized loss on derivatives						(43)	(43)
Foreign currency translation adjustment						(17)	(17)
Realized gain on derivatives						16	16
Reclassification adjustment for losses realized in net income						32	32
Income taxes						51	51

Total comprehensive income							4,083
Cash dividends declared on common stock				(1,917)			(1,917)
Issuance of common and treasury stock	29,758,496		(96)		772		676
Purchase of treasury stock	(93,773,487)				(2,656)		(2,656)
Stock option and restricted stock grants			116				116
Shares reserved to meet deferred compensation obligations	(1,282,217)		31		(36)		(5)

Balance December 31, 2004	1,857,622,943	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539

See Notes to Consolidated Financial Statements.

66  U.S. BANCORP

U.S. BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31 (Dollars in Millions)	2004	2003	2002

Operating Activities
Net income	$4,166.8	$3,732.6	$3,168.1
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	669.6	1,254.0	1,349.0
Depreciation and amortization of premises and equipment	244.4	275.2	285.3
Amortization of intangibles	550.1	682.4	553.0
Provision for deferred income taxes	281.3	272.7	291.7
(Gain) loss on sales of securities and other assets, net	(104.0)	(300.4)	(411.1)
Mortgage loans originated for sale in the secondary market, net of repayments	(16,007.2)	(27,665.8)	(22,567.9)
Proceeds from sales of mortgage loans	15,777.8	30,228.4	20,756.6
Stock-based compensation	138.5	123.4	113.3
Other, net	(492.5)	79.7	248.3

Net cash provided by (used in) operating activities	5,224.8	8,682.2	3,786.3
Investing Activities
Proceeds from sales of available-for-sale investment securities	8,216.2	17,383.3	14,386.9
Proceeds from maturities of investment securities	12,260.8	18,139.9	11,246.5
Purchases of investment securities	(19,623.9)	(51,127.3)	(26,469.8)
Net (increase) decrease in loans outstanding	(7,680.1)	(4,193.3)	(4,111.3)
Proceeds from sales of loans	1,803.5	2,203.7	2,219.1
Purchases of loans	(2,718.8)	(944.3)	(240.2)
Proceeds from sales of premises and equipment	50.6	39.7	211.8
Purchases of premises and equipment	(192.0)	(670.1)	(429.8)
Acquisitions, net of cash acquired	(322.1)	—	1,368.8
Divestitures	—	(381.8)	—
Other, net	(309.8)	124.7	(126.1)

Net cash provided by (used in) investing activities	(8,515.6)	(19,425.5)	(1,944.1)

Financing Activities
Net increase (decrease) in deposits	1,688.8	3,449.0	7,002.3
Net increase (decrease) in short-term borrowings	2,234.3	3,869.5	(7,307.0)
Principal payments or redemption of long-term debt	(12,682.8)	(8,967.9)	(8,367.5)
Proceeds from issuance of long-term debt	13,704.3	11,467.5	10,650.9
Proceeds from issuance of common stock	580.6	398.4	147.0
Repurchase of common stock	(2,659.6)	(326.3)	(1,040.4)
Cash dividends paid	(1,820.5)	(1,556.8)	(1,480.7)

Net cash provided by (used in) financing activities	1,045.1	8,333.4	(395.4)

Change in cash and cash equivalents	(2,245.7)	(2,409.9)	1,446.8
Cash and cash equivalents at beginning of year	8,782.2	11,192.1	9,745.3

Cash and cash equivalents at end of year	$6,536.5	$8,782.2	$11,192.1

Supplemental Cash Flow Disclosures
Cash paid for income taxes	$1,767.7	$1,257.8	$1,129.5
Cash paid for interest	2,029.8	2,077.0	2,890.1
Net noncash transfers to foreclosed property	104.5	110.0	89.5
Acquisitions
Assets acquired	$436.9	$—	$2,068.9
Liabilities assumed	(113.9)	—	(3,821.9)

Net	$323.0	$—	$(1,753.0)

See Notes to Consolidated Financial Statements.

U.S. BANCORP  67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Significant Accounting Policies

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

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund servicing to affluent individuals, businesses, institutions and mutual funds.

Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Customized products and services, coupled with cutting-edge technology are provided to consumer and business customers, government clients, correspondent financial institutions, merchants and co-brand partners.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances, and the residual aggregate of expenses associated with business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions.

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

Available-for-sale Securities These securities are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs or demand for collateralized deposits by public entities. Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss. Declines in fair value that are deemed other-than-temporary, if any, are reported in noninterest income.

Held-to-maturity Securities Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at historical cost adjusted for amortization of premiums and accretion of discounts.

68  U.S. BANCORP

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

Commitments to Extend Credit Unfunded residential mortgage loan commitments entered into in connection with mortgage banking activities are considered derivatives and recorded on the balance sheet at fair value with changes in fair value recorded in income. All other unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 24 in the Notes to Consolidated Financial Statements.

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

Nonaccrual Loans Generally commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Future interest payments are generally applied against principal. Revolving consumer lines and credit cards are charged off by 180 days past due and closed-end consumer loans other than loans secured by 1-4 family properties are charged off at 120 days past due and are, therefore, generally not placed on nonaccrual status.

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

U.S. BANCORP  69

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
     Residual values on leased assets are reviewed regularly for other-than-temporary impairment. Residual valuations for retail automobile leases are based on independent assessments of expected used car sales prices at the end-of-term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing efforts, insurance coverage and ancillary fees and costs. Valuations for commercial leases are based upon external or internal management appraisals. When there is other than temporary impairment in the estimated fair value of the Company’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the writedown recognized in the current period in commercial products revenue or other noninterest income.

Loans Held for Sale Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or market value as determined on an aggregate basis by type of loan. In the event management decides to sell loans receivable, the loans are transferred at the lower of cost or fair value. The Interagency Guidance on Certain Loans Held for Sale, dated March 26, 2001, requires loans transferred to LHFS to be marked-to-market (“MTM”) at the time of transfer. MTM losses related to the sale/transfer of non-homogeneous loans that are predominantly credit-related are reflected in charge-offs. With respect to homogeneous loans, the amount of “probable” credit loss determined in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” methodologies utilized to determine the specific allowance allocation for the portfolio is also included in charge-offs. Any incremental loss determined in accordance with MTM accounting, that includes consideration of other factors such as estimates of inherent losses, is reported separately from charge-offs as a reduction to the allowance for credit losses. Subsequent decreases in fair value are recognized in noninterest income.

Other Real Estate Other real estate (“ORE”), which is included in other assets, is property acquired through foreclosure or other proceedings. ORE is carried at fair value, less estimated selling costs. The property is evaluated regularly and any decreases in the carrying amount are included in noninterest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, foreign currency and prepayment risk and to accommodate the business requirements of its customers. All derivative instruments are recorded as either other assets, other liabilities or short-term borrowings at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

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

70  U.S. BANCORP

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

Income Taxes Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end.

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value of each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speed and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The valuation allowance is adjusted each subsequent period to reflect any increase or decrease in the indicated impairment. The Company reviews mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. In determining whether other-than-temporary impairment has taken place, the Company considers historical trends in pay off activity and the potential for impairment recovery. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights, precluding subsequent reversals.

Pensions For purposes of its retirement plans, the Company utilizes a measurement date of September 30. At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on match-funding maturities and interest payments of high quality corporate bonds available in the market place to projected cash flows as of the measurement date for future benefit payments. Periodic pension expense (or credits) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Pension accounting reflects the long-term nature of benefit obligations and the investment horizon of plan assets and can have the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period.

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

U.S. BANCORP  71

from banks, federal funds sold and securities purchased under agreements to resell.

Stock-Based Compensation The Company grants stock awards including restricted stock and options to purchase common stock of the Company. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes stock-based compensation in its results of operations utilizing the fair value method under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock-based compensation is recognized using an accelerated method of amortization for awards with graded vesting features and on a straight-line basis for awards with cliff vesting. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time stock options are exercised, cancelled or expire, the Company may be required to recognize an adjustment to tax expense.

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

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In previous years, the Company accounted for stock-based employee compensation under the intrinsic based method and provided disclosure of the impact of the fair value based method on reported income. For its 2003 financial statements, the Company elected to adopt the fair value method using the retroactive restatement approach. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after January 1, 1995, that remained unvested at the beginning of the first period presented.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” a revision of SFAS 123. SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement are effective in the first interim reporting period beginning after June 15, 2005. Because the Company retroactively adopted the fair value method in 2003, the revised statement will not have a significant impact on the Company’s financial statements.

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

Note 3	Business Combinations

On June 29, 2004, the Company purchased the remaining 50 percent ownership interest of EuroConex Technologies Ltd (“EuroConex”) from the Bank of Ireland. In addition, during the second and fourth quarter of 2004, the Company completed three separate transactions to acquire merchant processing businesses in Poland, the United Kingdom and Norway. In connection with these transactions, EuroConex and its affiliates provide debit and credit card processing services to merchants, directly and through alliances with banking partners in these European markets. These transactions represented total assets acquired of $377 million and total liabilities assumed of $115 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $163 million and goodwill of $105 million. The goodwill reflected the strategic value of these businesses to the Company’s European merchant processing business and anticipated economies of scale that will result from these transactions.

     On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company (“State Street Corporate Trust”) in a cash transaction valued at $720 million. State Street Corporate Trust was a leading provider, particularly in the Northeast,

72  U.S. BANCORP

of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. With this acquisition, the Company is among the nation’s leading providers of a full range of corporate trust products and services. The transaction represented total assets acquired of $677 million and total liabilities assumed of $39 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $218 million and goodwill of $520 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust business and processing economies of scale resulting from the transaction.
     In addition to these business acquisitions, the Company completed other strategic acquisitions to enhance its presence in certain markets and businesses.

The following table summarizes significant acquisitions by the Company completed since January 1, 2002:

				Goodwill
				and Other	Cash Paid /	Accounting
(Dollars in Millions)	Date	Assets (a)	Deposits	Intangibles	(Received)	Method

Nova European acquisitions	April 2004- November 2004	$109	$—	$268	$259	Purchase
Corporate trust business of State Street Bank and Trust Company	December 2002	13	—	738	638	Purchase
Bay View Bank branches	November 2002	362	3,305	483	(2,494)	Purchase
The Leader Mortgage Company, LLC	April 2002	517	—	191	85	Purchase

(a)	Assets acquired do not include purchase accounting adjustments.

Note 4	Discontinued Operations

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

The following table represents the condensed results of operations for discontinued operations:

Year Ended December 31 (Dollars in Millions)	2003	2002

Revenue	$783.4	$729.0
Noninterest expense	716.5	760.3

Income (loss) from discontinued operations	66.9	(31.3)
Costs of disposal (a)	27.6	—
Income taxes (benefit)	16.8	(8.6)

Discontinued operations, net of tax	$22.5	$(22.7)

(a)	The $27.6 million of disposal costs related to discontinued operations primarily represents legal, investment banking and other costs directly related to the distribution.

U.S. BANCORP  73

     The distribution was treated as a dividend to shareholders for accounting purposes and, as such, reduced the Company’s retained earnings by $685 million. At December 31, 2003, the Consolidated Balance Sheet reflects the non-cash dividend and corresponding reduction in assets and liabilities at that date. A summary of the assets and liabilities of the discontinued operations is as follows:

December 31 (Dollars in Millions)	2003

Assets
Cash and cash equivalents	$382
Trading securities	656
Goodwill	306
Other assets (a)	1,025

Total assets	$2,369

Liabilities
Deposits	$6
Short-term borrowings	905
Long-term debt	180
Other liabilities (b)	593

Total liabilities	$1,684

(a)	Includes customer margin account receivables, due from brokers/dealers and other assets.
(b)	Includes accrued expenses, due to brokers/dealers and other liabilities.

Following the distribution, the Company’s wholly-owned subsidiary, USB Holdings, Inc. holds a $180 million subordinated debt facility with Piper Jaffray & Co., a broker-dealer subsidiary of Piper Jaffray Companies. In addition, the Company provides an indemnification in an amount up to $17.5 million with respect to certain specified liabilities resulting from third-party claims relating to research analyst independence and from certain regulatory investigations, as defined in the separation and distribution agreement entered into with Piper Jaffray Companies at the time of the distribution. Through December 31, 2004, the Company has paid approximately $3.3 million to Piper Jaffray Companies under this indemnification agreement.

Note 5	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related charges of $46.2 million and $321.2 million in 2003 and 2002, respectively. In 2003, merger-related items were incurred in connection with the NOVA Corporation acquisition and the Company’s various other acquisitions, primarily Bay View and State Street Corporate Trust. In 2002, merger-related items included costs associated with the Firstar/ former U.S. Bancorp of Minneapolis (“USBM”) merger, NOVA and other smaller acquisitions.

74  U.S. BANCORP

The components of the merger and restructuring-related items are shown below:

(Dollars in Millions)	USBM	NOVA	Other (a)	Total

2003
Severance and employee-related	$—	$.8	$—	$.8
Systems conversions and integration	—	25.9	6.9	32.8
Asset write-downs and lease terminations	—	6.8	3.0	9.8
Other merger-related items	—	—	1.4	1.4

Total 2003	$—	$33.5	$11.3	$44.8

Noninterest expense	$—	$33.5	$12.7	$46.2
Balance sheet recognition	—	—	(1.4)	(1.4)

Merger-related items — 2003	$—	$33.5	$11.3	$44.8

2002
Severance and employee-related	$4.1	$(3.8)	$9.1	$9.4
Systems conversions and integration	194.9	29.4	17.3	241.6
Asset write-downs and lease terminations	104.0	14.2	6.0	124.2
Other merger-related items	(34.0)	(1.1)	3.5	(31.6)

Total 2002	$269.0	$38.7	$35.9	$343.6

Noninterest expense	$269.0	$34.9	$17.3	$321.2
Balance sheet recognition	—	3.8	18.6	22.4

Merger-related items — 2002	$269.0	$38.7	$35.9	$343.6

(a)	In 2003 and 2002, “Other” primarily included merger and restructuring-related items pertaining to the Bay View acquisition, State Street Corporate Trust and the Lyon Financial acquisition.

     The Company determines merger and restructuring-related items and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and are regularly evaluated during the integration process.

     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. In 2002, the Company recognized additional severance costs of $13.1 million in connection with the USBM merger offset by net curtailment and settlement gains of $9.0 million related to changes in certain non-qualified pension plans. Changes in severance costs for NOVA primarily reflected a change in estimate in the liability given the mix of employees terminated. Severance and employee-related costs for identified groups of acquired employees are included in the determination of goodwill at closing. Severance and employee-related costs are recorded as incurred for groups of employees not specifically identified at the time of closing or acquired in business combinations accounted for as “poolings.”
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
     Other merger-related items in 2002 of $(31.6) million primarily represented asset gains and changes to conform accounting policies implemented at the time of systems conversions related to the Firstar/ USBM merger and other acquired entities. During 2002, the Company recognized asset gains related to the sale of a non-strategic investment in a sub-prime lending business of $28.7 million and a mark-to-market recovery of $10.1 million associated with the liquidation of U.S. Bancorp Libra’s investment portfolio.
     The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

U.S. BANCORP  75

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

December 31,
(Dollars in Millions)	2003

Severance	$3.4
Other employee-related costs	1.1
Lease termination and facility costs	14.4
Contracts and system write-offs	2.4
Other	3.3

Total	$24.6

The merger and restructuring-related accruals by significant acquisition or business restructuring was as follows:

December 31,
(Dollars in Millions)	2003

NOVA	$18.1
State Street Corporate Trust	4.1
USBM	2.4

Total	$24.6

     At December 31, 2002, the integration of Firstar and USBM was completed. The only activity in the USBM liability during 2004 was related to the payout of severance costs. In 2003, the integration of merchant processing platforms and business processes of U.S Bank National Association and NOVA, as well as systems conversions for the acquisitions of the State Street Corporate Trust business and Bay View were completed.

Note 6	Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $169 million at December 31, 2004.

Note 7	Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities at December 31 was as follows:

	2004				2003

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$11	$—	$—	$11	$14	$—	$—	$14
Obligations of state and political subdivisions	98	7	(2)	103	138	11	(2)	147
Other debt securities	18	—	—	18	—	—	—	—

Total held-to-maturity securities	$127	$7	$(2)	$132	$152	$11	$(2)	$161

Available-for-sale (b)
U.S. Treasury and agencies	$684	$3	$(8)	$679	$1,634	$10	$(69)	$1,575
Mortgage-backed securities	39,809	65	(337)	39,537	40,229	203	(407)	40,025
Asset-backed securities	64	—	—	64	250	5	(3)	252
Obligations of state and political subdivisions	205	6	—	211	335	13	—	348
Other securities and investments	863	11	(11)	863	993	9	(20)	982

Total available-for-sale securities	$41,625	$85	$(356)	$41,354	$43,441	$240	$(499)	$43,182

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

     The fair value of available-for-sale securities shown above includes securities totaling $4.8 billion with unrealized losses of $148.8 million which have been in an unrealized loss position for greater than 12 months. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and

76  U.S. BANCORP

bank holding company issuers and the Company’s ability and intent to hold the securities until such time as the value recovers or maturity. All other available-for-sale securities with unrealized losses have an aggregate fair value of $26.1 billion and have been in an unrealized loss position for less than 12 months and represent both fixed-rate securities and adjustable-rate securities with temporary impairment resulting from increases in interest rates since the purchase of the securities.
     The weighted average maturity of the available-for-sale investment securities was 4.45 years at December 31, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted average yields were 4.43 percent and 4.27 percent, respectively. The weighted average maturity of the held-to-maturity investment securities was 6.19 years at December 31, 2004, compared with 6.16 years at December 31, 2003.
     Securities carried at $28.0 billion at December 31, 2004, and $31.0 billion at December 31, 2003, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities with an amortized cost of $4.8 billion at December 31, 2004, and $3.6 billion at December 31, 2003.

The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

(Dollars in Millions)	2004	2003	2002

Taxable	$1,808.6	$1,654.6	$1,438.2
Non-taxable	18.5	29.4	46.1

Total interest income from investment securities	$1,827.1	$1,684.0	$1,484.3

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

(Dollars in Millions)	2004	2003	2002

Realized gains	$104.5	$363.9	$316.5
Realized losses	(209.4)	(119.1)	(16.6)

Net realized gains (losses)	$(104.9)	$244.8	$299.9

Income tax (benefit) on realized gains (losses)	$(39.9)	$93.0	$114.0

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at December 31, 2004, refer to Table 10 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. BANCORP  77

Note 8	Loans and Allowance for Credit Losses

The composition of the loan portfolio at December 31 was as follows:

(Dollars in Millions)	2004	2003

Commercial
Commercial	$35,210	$33,536
Lease financing	4,963	4,990

Total commercial	40,173	38,526

Commercial real estate
Commercial mortgages	20,315	20,624
Construction and development	7,270	6,618

Total commercial real estate	27,585	27,242
Residential mortgages	15,367	13,457
Retail
Credit card	6,603	5,933
Retail leasing	7,166	6,029
Home equity and second mortgages	14,851	13,210
Other retail
Revolving credit	2,541	2,540
Installment	2,767	2,380
Automobile	7,419	7,165
Student	1,843	1,753

Total other retail	14,570	13,838

Total retail	43,190	39,010

Total loans	$126,315	$118,235

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion and $1.5 billion at December 31, 2004 and 2003, respectively. The Company had loans of $38.3 billion at December 31, 2004, and $28.7 billion at December 31, 2003, pledged at the Federal Home Loan Bank. Loans of $10.3 billion at December 31, 2004, and $12.1 billion at December 31, 2003, were pledged at the Federal Reserve Bank.

     The Company primarily lends to borrowers in the 24 states in which it has banking offices. Collateral for commercial loans may include marketable securities, accounts receivable, inventory and equipment. For details of the Company’s commercial portfolio by industry group and geography as of December 31, 2004 and 2003, see Table 7 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
     For detail of the Company’s commercial real estate portfolio by property type and geography as of December 31, 2004 and 2003, see Table 9 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.
     Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. For details of the Company’s nonperforming assets as of December 31, 2004, 2003 and 2002, see Table 12 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table lists information related to nonperforming loans as of December 31:

(Dollars in Millions)	2004	2003

Loans on nonaccrual status	$582.5	$979.5
Restructured loans	58.0	40.5

Total nonperforming loans	$640.5	$1,020.0

Interest income that would have been recognized at original contractual terms	$64.4	$94.1
Amount recognized as interest income	22.3	26.7

Forgone revenue	$42.1	$67.4

78  U.S. BANCORP

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)	2004	2003	2002

Balance at beginning of year	$2,368.6	$2,422.0	$2,457.3
Add
Provision charged to operating expense	669.6	1,254.0	1,349.0
Deduct
Loans charged off	1,073.5	1,494.1	1,590.7
Less recoveries of loans charged off	306.4	242.4	217.7

Net loans charged off	767.1	1,251.7	1,373.0
Acquisitions and other changes	(1.8)	(55.7)	(11.3)

Balance at end of year (a)	$2,269.3	$2,368.6	$2,422.0

Components
Allowance for loan losses	$2,080.4	$2,183.6
Liability for unfunded credit commitments	188.9	185.0

Total allowance for credit losses	$2,269.3	$2,368.6

(a)	Included in this analysis is activity related to the Company’s liability for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Balance Sheet.

     A portion of the allowance for credit losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. A summary of these loans and their related allowance for credit losses is as follows:

	2004		2003		2002

	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(Dollars in Millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$489	$64	$841	$108	$992	$157
No valuation allowance required	—	—	—	—	—	—

Total impaired loans	$489	$64	$841	$108	$992	$157

Average balance of impaired loans during the year	$600		$970		$839
Interest income recognized on impaired loans during the year	1		—		—

     Commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured at December 31, 2004, totaled $61.2 million. During 2004 there were $10.2 million of loans that were restructured at market interest rates and returned to an accruing status.

     Included in noninterest income, primarily in mortgage banking revenue, for the years ended December 31, 2004, 2003 and 2002, the Company had net gains on the sale of loans of $171.0 million, $162.9 million and $243.4 million, respectively.

Note 9	Leases

The components of the net investment in sales-type and direct financing leases at December 31 were as follows:

(Dollars in Millions)	2004	2003

Aggregate future minimum lease payments to be received	$12,436	$11,293
Unguaranteed residual values accruing to the lessor’s benefit	615	652
Unearned income	(1,560)	(1,533)
Initial direct costs	264	226

Total net investment in sales-type and direct financing leases	$11,755	$10,638

The amount of future minimum lease payments included the following at December 31:

(Dollars in Millions)	2004	2003

Accumulated allowance for uncollectible minimum lease payments	$141	$131

U.S. BANCORP  79

The minimum future lease payments to be received from sales-type and direct financing leases were as follows at December 31, 2004:

(Dollars in Millions)

2005	$2,272
2006	2,468
2007	3,192
2008	2,893
2009	1,394
Thereafter	217

Note 10	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

Conduits and Securitization The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit, a qualifying special purpose entity, held assets of $5.7 billion at December 31, 2004 and $7.3 billion in assets at December 31, 2003. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $5.7 billion at December 31, 2004 and $7.3 billion at December 31, 2003. The Company benefits by transferring the investment securities into a conduit that provides diversification of funding sources in a capital-efficient manner and the generation of income.

     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $32.4 million at December 31, 2004 and $47.3 million at December 31, 2003. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $56.8 million at December 31, 2004 and $89.5 million at December 31, 2003. The Company recorded $24.9 million from the conduit during 2004 and $30.5 million during 2003, for revenues related to the conduit including fees for servicing, management, administration and accretion income from retained interests.

     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $375.3 million at December 31, 2004, of which the Company retained $85.0 million of subordinated securities and a residual interest-only strip of $36.1 million. This compared with $497.5 million in assets at December 31, 2003, of which the Company retained $112.4 million of subordinated securities and a residual interest-only strip of $34.4 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $33.2 million during 2004 and $29.8 million during 2003. The unsecured small business credit securitization held average assets of $438.9 million in 2004, and $571.4 million in 2003.

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

80  U.S. BANCORP

     During the third quarter of 2003, the Company did not reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc. (“Stellar”), a commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of Stellar’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company. Given the floating-rate nature and high credit quality of the assets within the conduit, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, average commercial loan balances increased by approximately $2 billion and the resulting increase in net interest income was offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.

Sensitivity Analysis At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions were as follows:

	Unsecured
	Small
	Business	Investment
December 31, 2004 (Dollars in Millions)	Receivables	Securities

Current economic assumptions sensitivity analysis
Carrying value (fair value) of retained interests	$121.0	$56.8
Weighted average life (in years)	.9	2.1
Expected remaining life (a)	2.3 years	4.1 years
Impact of 10% adverse change	$(.7)	$(5.6)
Impact of 20% adverse change	(3.0)	(10.3)
Expected credit losses (annual) (b)	6.3%-9.5%	NA
Impact of 10% adverse change	$(1.4)	$—
Impact of 20% adverse change	(3.9)	—
Residual cash flow discount rate	11.0%	7.5%
Impact of 10% adverse change	$(.2)	$(.4)
Impact of 20% adverse change	(1.5)	(.7)
Interest rate on variable rate loans and bonds (c)(d)	Prime	LIBOR
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	(1.1)	—

(a)	For the small business receivables a monthly principal payment rate assumption is used to value the residual interests.
(b)	Credit losses are zero for the investment securities conduit as the investments are all AAA/ Aaa rated or insured investments.
(c)	For the small business receivables interest income is base on Prime + contractual spread.
(d)	The investment securities conduit is mostly match funded. Therefore, interest rate movements create no material impact to the value of the residual interest.

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

Cash Flow Information The table below summarizes certain cash flows received from and paid to conduit or structured entities for the asset sales described above:

			Unsecured
		Indirect	Small
	Commercial	Automobile	Business	Investment
Year Ended December 31 (Dollars in Millions)	Loans	Loans	Receivables (a)	Securities

2004
Proceeds from
New sales and securitizations	$—	$—	$—	$—
Collections used by trust to purchase new receivables in revolving securitizations	—	—	328.7	—
Servicing and other fees received and cash flows on retained interests	—	—	73.7	35.5

2003
Proceeds from
New sales and securitizations	$—	$—	$—	$—
Collections used by trust to purchase new receivables in revolving securitizations	—	—	420.6	—
Servicing and other fees received and cash flows on retained interests	23.9	24.3	85.3	51.8
Net cash flow from loan conduit consolidation	(1,884.0)	—	—	—

(a)	The small business credit securitization is a revolving transaction where proceeds are reinvested until their legal terminations.

U.S. BANCORP  81

Other Information Quantitative information related to managed assets and loan sales was as follows:

	At December 31				Year Ended December 31

	Total Principal		Principal Amount
	Balance		90 Days or More Past Due (a)		Average Balance		Net Credit Losses

Asset Type (Dollars in Millions)	2004	2003	2004	2003	2004	2003	2004	2003

Commercial
Commercial	$35,891	$34,427	$311	$651	$35,274	$39,079	$129	$535
Lease financing	4,963	4,990	92	115	4,866	5,088	69	84

Total commercial	40,854	39,417	403	766	40,140	44,167	198	619

Commercial real estate
Commercial mortgages	20,315	20,624	175	181	20,386	20,166	18	28
Construction and development	7,270	6,618	26	42	6,881	6,976	9	11

Total commercial real estate	27,585	27,242	201	223	27,267	27,142	27	39
Residential mortgages	15,367	13,457	114	123	14,322	11,696	29	27

Retail
Credit card	6,603	5,933	115	100	6,090	5,525	252	255
Retail leasing	7,166	6,029	6	8	6,653	5,804	39	50
Other retail	29,421	27,048	101	135	28,461	26,876	251	311

Total retail	43,190	39,010	222	243	41,204	38,205	542	616

Total managed loans	126,996	119,126	940	1,355	122,933	121,210	796	1,301
Investment securities	47,191	50,679	—	—	49,452	45,574	—	—

Total managed assets	$174,187	$169,805	$940	$1,355	$172,385	$166,784	$796	$1,301
Less
Assets sold or securitized	6,391	8,236			7,235	11,174

Total assets held	$167,796	$161,569			$165,150	$155,610

Sold or securitized assets
Commercial loans	$—	$—	$—	$—	$—	$1,834	$—	$—
Indirect automobile loans (b)	—	—	—	—	—	7	—	—
Guaranteed SBA loans (c)	315	406	—	—	364	450	—	—
Small business credit lines (c)	366	485	4	6	428	557	29	49
Investment securities	5,710	7,345	—	—	6,443	8,326	—	—

Total securitized assets	$6,391	$8,236	$4	$6	$7,235	$11,174	$29	$49

(a)	Includes nonaccrual
(b)	Reported in “other retail” loans.
(c)	Reported in “commercial” loans.

Note 11	Premises and Equipment

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)	2004	2003

Land	$311	$311
Buildings and improvements	2,288	2,226
Furniture, fixtures and equipment	2,105	2,092
Capitalized building and equipment leases	138	175
Construction in progress	5	7

	4,847	4,811
Less accumulated depreciation and amortization	(2,957)	(2,854)

Total	$1,890	$1,957

Note 12	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $63.2 billion, $53.9 billion and $43.1 billion at December 31, 2004, 2003 and 2002 respectively.

82  U.S. BANCORP

Changes in the valuation allowance for capitalized mortgage servicing rights are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2004	2003	2002

Balance at beginning of year	$160	$207	$53
Additions charged to operations	57	209	186
Direct write-downs charged against the allowance	(45)	(256)	(32)

Balance at end of year	$172	$160	$207

Changes in net carrying value of capitalized mortgage servicing rights are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2004	2003	2002

Balance at beginning of year	$670	$642	$360
Rights purchased	139	55	229
Rights capitalized	300	338	357
Amortization	(186)	(156)	(94)
Rights sold	—	—	(24)
Impairment	(57)	(209)	(186)

Balance at end of year	866	670	642
Impairment valuation allowance	172	160	207

Initial carrying value, net of amortization	$1,038	$830	$849

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

December 31 (Dollars in Millions)	2004	2003

Fair value	$872	$670
Expected weighted-average life (in years)	5.5	5.2
Discount rate	9.9%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at December 31, 2004, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(258)	$(133)	$109	$177

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

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of December 31, 2004, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,524	$9,204	$46,435	$63,163
Fair market value	$126	$136	$610	$872
Value (bps)	167	148	131	138
Weighted-average servicing fees (bps)	43	46	34	37
Multiple (value/servicing fees)	3.88	3.22	3.85	3.73
Weighted-average note rate	6.24%	6.04%	5.71%	5.82%
Age (in years)	3.6	2.2	1.7	2.0
Expected life (in years)	6.3	5.1	5.4	5.5
Discount rate	10.1%	11.0%	9.6%	9.9%

U.S. BANCORP  83

Note 13	Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and other indefinite lived intangible assets are no longer amortized and will be tested for impairment at least annually. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

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

Net income and earnings per share adjusted for the exclusion of asset impairments related to goodwill are as follows:

Year Ended December 31 (Dollars in Millions, Except Per Share Data)	2004	2003	2002

Reported net income	$4,166.8	$3,732.6	$3,168.1
Asset impairments, net of tax	—	—	37.2

Adjusted net income	$4,166.8	$3,732.6	$3,205.3

Earnings per share
Reported net income	$ 2.21	$ 1.94	$ 1.65
Asset impairments, net of tax	—	—	.02

Adjusted net income	$ 2.21	$ 1.94	$ 1.67

Diluted earnings per share
Reported net income	$ 2.18	$ 1.93	$ 1.65
Asset impairments, net of tax	—	—	.02

Adjusted net income	$ 2.18	$ 1.93	$ 1.67

The following table reflects the changes in the carrying value of goodwill for the years ended December 31, 2003 and 2004:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2002	$1,230	$2,241	$736	$1,812	$ 306	$6,325
Goodwill acquired	—	1	6	4	—	11
Other (a)	(5)	—	—	—	(306)	(311)

Balance at December 31, 2003	$1,225	$2,242	$742	$1,816	$ —	$6,025
Goodwill acquired	—	—	101	105	—	206
Other (a)	—	—	—	10	—	10

Balance at December 31, 2004	$1,225	$2,242	$843	$1,931	$ —	$6,241

(a)	In 2003, the Company completed a tax-free distribution of Piper Jaffray Companies. Other changes in goodwill include goodwill associated with Piper Jaffray Companies and foreign exchange effects on non-dollar-denominated goodwill.

84  U.S. BANCORP

Intangible assets consisted of the following:

	Estimated	Amortization	Balance
December 31 (Dollars in Millions)	Life (a)	Method (b)	2004	2003

Goodwill	—	—	$6,241	$6,025
Merchant processing contracts	9 years/8 years	SL/AC	714	552
Core deposit benefits	10 years/6 years	SL/AC	336	417
Mortgage servicing rights	6 years	AC	866	670
Trust relationships	15 years/8 years	SL/AC	297	311
Other identified intangibles	8 years/4 years	SL/AC	174	174

Total			$8,628	$8,149

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b) Amortization methods: SL = straight line method
                                          AC = accelerated methods generally based on cash flows

Aggregate amortization expense consisted of the following:

Year Ended December 31 (Dollars in Millions)	2004	2003	2002

Merchant processing contracts	$131.6	$132.4	$135.1
Core deposit benefits	80.7	88.2	80.9
Mortgage servicing rights (a)	242.6	365.1	280.1
Trust relationships	49.4	53.3	19.3
Other identified intangibles	45.8	43.4	37.6

Total	$550.1	$682.4	$553.0

(a)	Includes mortgage servicing rights impairment of $56.8 million, $208.7 million and $186.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Below is the estimated amortization expense for the next five years:

(Dollars in Millions)

2005	$458.9
2006	389.4
2007	334.0
2008	273.8
2009	225.2

Note 14	Short-Term Borrowings

The following table is a summary of short-term borrowings for the last three years:

	2004		2003		2002

(Dollars in Millions)	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$3,379	1.25%	$5,098	.91%	$3,025	.98%
Securities sold under agreements to repurchase	4,848	1.95	3,586	.71	2,950	.97
Commercial paper	2,634	2.11	699	.88	380	1.20
Treasury, tax and loan notes	251	1.72	809	.69	102	.91
Other short-term borrowings	1,972	2.20	658	.65	1,349	1.26

Total	$13,084	1.84%	$10,850	.81%	$7,806	1.03%

Average for the year
Federal funds purchased	$3,823	3.10%	$4,966	2.36%	$4,145	2.94%
Securities sold under agreements to repurchase	6,144	1.19	3,374	.79	2,308	1.14
Commercial paper	1,144	.91	681	1.06	391	1.74
Treasury, tax and loan notes	804	1.01	634	.95	707	1.50
Other short-term borrowings	2,619	2.01	848	1.13	2,565	2.23

Total	$14,534	1.81%	$10,503	1.59%	$10,116	2.20%

Maximum month-end balance
Federal funds purchased	$6,342		$6,658		$7,009
Securities sold under agreements to repurchase	8,972		4,173		2,950
Commercial paper	2,687		952		452
Treasury, tax and loan notes	7,867		4,223		4,164
Other short-term borrowings	3,856		2,676		6,172

U.S. BANCORP  85

Note 15	Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)	2004	2003

U.S. Bancorp (Parent Company)
Fixed-rate subordinated notes
8.00% due 2004	$—	$73
7.625% due 2005	120	120
6.75% due 2005	186	191
6.875% due 2007	220	220
7.30% due 2007	171	200
7.50% due 2026	200	200
Medium-term notes	3,225	4,025
Junior subordinated debentures	2,669	2,601
Capitalized lease obligations, mortgage indebtedness and other	108	171

Subtotal	6,899	7,801
Subsidiaries
Fixed-rate subordinated notes
6.375% due 2004	—	75
6.375% due 2004	—	150
7.55% due 2004	—	100
8.35% due 2004	—	100
7.30% due 2005	100	100
6.875% due 2006	70	70
6.625% due 2006	100	100
6.50% due 2008	300	300
6.30% due 2008	300	300
5.70% due 2008	400	400
7.125% due 2009	500	500
7.80% due 2010	300	300
6.375% due 2011	1,500	1,500
6.30% due 2014	963	1,000
4.95% due 2014	650	—
4.80% due 2015	500	500
Floating-rate subordinated notes
2.34% due 2014	350	—
Federal Home Loan Bank advances	3,629	8,595
Bank notes	17,624	10,870
Euro medium-term notes due 2004	—	400
Capitalized lease obligations, mortgage indebtedness and other	554	655

Subtotal	27,840	26,015

Total	$34,739	$33,816

     In April 2003, the Company’s subsidiary U.S. Bank National Association (“USBNA”) issued $500 million of fixed-rate subordinated notes due April 15, 2015. The interest rate is 4.80 percent, per annum. In October of 2004, USBNA issued floating-rate subordinated notes of $350 million, due October 14, 2014. These notes bear floating-rate interest of three-month LIBOR plus .28 percent. The interest rate at December 31, 2004 was 2.34 percent. In October of 2004, USBNA also issued $650 million of fixed-rate subordinated notes due October 30, 2014. The interest rate is 4.95 percent, per annum.
     Medium-term notes (“MTNs”) outstanding at December 31, 2004, mature from March 2005 through March 2008. The MTNs bear fixed or floating interest rates ranging from 2.63 percent to 5.10 percent. The weighted-average interest rate of MTNs at December 31, 2004, was 3.51 percent.
     Federal Home Loan Bank (“FHLB”) advances outstanding at December 31, 2004, mature from February 2005 through October 2026. The advances bear fixed or floating interest rates ranging from .50 percent to 8.25 percent. The Company has an arrangement with the FHLB whereby based on collateral available (residential and commercial mortgages), the Company could have borrowed an additional $19.3 billion at December 31, 2004. The weighted-average interest rate of FHLB advances at December 31, 2004, was 2.64 percent. The Euro medium-term notes matured on April 13, 2004.

86  U.S. BANCORP

     Bank notes outstanding at December 31, 2004, mature from January 2005 through March 2009. The bank notes bear fixed or floating interest rates ranging from 1.20 percent to 5.63 percent. The weighted-average interest rate of Bank notes at December 31, 2004, was 2.47 percent.
     During 2004 the Company prepaid long-term debt, principally representing FHLB advances, of $4.8 billion in connection with asset/liability management decisions, incurring $154.8 million in prepayment charges.

Maturities of long-term debt outstanding at December 31, 2004, were:

		Parent
(Dollars in Millions)	Consolidated	Company

2005	$11,932	$1,320
2006	6,309	655
2007	5,819	1,501
2008	2,221	503
2009	1,018	5
Thereafter	7,440	2,915

Total	$34,739	$6,899

Note 16	Junior Subordinated Debentures

The Company sponsors and wholly owns 100% of the common equity of eight trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which total $2.6 billion, are the sole assets of each trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trusts. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

     The Company has the right to redeem retail Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company has the right to redeem institutional Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Debentures are redeemable in 2006 and 2007 in the amounts of $2.3 billion and $310 million, respectively.
     In March 2004, as a result of adopting the provisions of Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, the Company was required to de-consolidate these subsidiary trusts from its financial statements. The de-consolidation of the net assets and results of operations of the trusts had an insignificant impact on the Company’s financial statements and liquidity position since the Company continues to be obligated to repay the Debentures held by the trusts and guarantees repayment of the Trust Preferred Securities issued by the trusts. The consolidated debt obligation related to the trusts increased $79 million upon de-consolidation with the increase representing the Company’s common equity ownership in the trusts. The Trust Preferred Securities held by the trusts qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. The banking regulatory agencies have issued guidance that would continue the current regulatory capital treatment for Trust Preferred Securities.

U.S. BANCORP  87

The following table is a summary of the Debentures included in long-term debt as of December 31, 2004:

		Trust
		Preferred					Earliest
	Issuance	Securities	Debentures	Rate		Maturity	Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount (a)	Type (b)	Rate	Date	Date

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	3.26	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	3.01	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09	November 2026	November 15, 2006

(a)	Junior subordinated debentures issued to unconsolidated subsidiary trusts that are designated in fair value hedges at December 31, 2004, are recorded on the balance sheet at fair value. Carrying value includes a fair value adjustment of $43 million related to hedges on certain junior subordinated debentures, as well as prepaid issuance fees of $(3) million.
(b)	The variable-rate Trust Preferred Securities and Debentures reprice quarterly based on three-month LIBOR.

Note 17	Shareholders’ Equity

At December 31, 2004 and 2003, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,857.6 million and 1,922.9 million shares of common stock outstanding at December 31, 2004 and 2003, respectively. At December 31, 2004, the Company had 170.5 million shares of common stock reserved for future issuances, primarily under stock option plans.

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
     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of common stock through 2003. In 2003, the Company repurchased 7.0 million shares of common stock under the plan, which expired in December of 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. During 2003, the Company repurchased 8.0 million shares of common stock under the December 2003 plan. In 2004, the Company repurchased 88.8 million shares of common stock under the plan. On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. This new repurchase program replaces the Company’s December 16, 2003 program. In 2004, the Company repurchased 5.0 million shares of common stock under the plan.

The following table summarizes the Company’s common stock repurchased in each of the last three years:

(Dollars and Shares in Millions)	Shares	Value

2004	93.8	$2,656
2003	15.0	417
2002	45.3	1,040

88  U.S. BANCORP

     Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to Accumulated Other Comprehensive Income. The reconciliation of the transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the years ended December 31, is as follows:

	Transactions
				Balances
(Dollars in Millions)	Pre-tax	Tax-effect	Net-of-tax	Net-of-tax

2004
Unrealized loss on securities available-for-sale	$(123)	$47	$(76)	$(135)
Unrealized loss on derivatives	(43)	16	(27)	9
Foreign currency translation adjustment	(17)	6	(11)	5
Realized gain on derivatives	16	(6)	10	105
Reclassification adjustment for losses realized in net income	32	(12)	20	—

Total	$(135)	$51	$(84)	$(16)

2003
Unrealized loss on securities available-for-sale	$(716)	$272	$(444)	$(123)
Unrealized loss on derivatives	(373)	142	(231)	35
Foreign currency translation adjustment	23	(9)	14	16
Realized gain on derivatives	199	(76)	123	140
Reclassification adjustment for gains realized in net income	(288)	110	(178)	—

Total	$(1,155)	$439	$(716)	$68

2002
Unrealized gain on securities available-for-sale	$1,048	$(398)	$650	$473
Unrealized gain on derivatives	324	(123)	201	266
Foreign currency translation adjustment	7	(3)	4	2
Realized gain on derivatives	64	(24)	40	43
Reclassification adjustment for gains realized in net income	(332)	126	(206)	—

Total	$1,111	$(422)	$689	$784

Regulatory Capital The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the “well capitalized” designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 2004 and 2003, for the Company and its bank subsidiaries, see Table 20 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 18	Earnings Per Share

The components of earnings per share were:

(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	2002

Income from continuing operations	$4,166.8	$3,710.1	$3,228.0
Income (loss) from discontinued operations (after-tax)	—	22.5	(22.7)
Cumulative effect of accounting change (after-tax)	—	—	(37.2)

Net income	$4,166.8	$3,732.6	$3,168.1

Average common shares outstanding	1,887.1	1,923.7	1,916.0
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	25.8	12.5	8.8

Average diluted common shares outstanding	1,912.9	1,936.2	1,924.8

Earnings per share
Income from continuing operations	$2.21	$1.93	$1.68
Discontinued operations	—	.01	(.01)
Cumulative effect of accounting change	—	—	(.02)

Net income	$2.21	$1.94	$1.65

Diluted earnings per share
Income from continuing operations	$2.18	$1.92	$1.68
Discontinued operations	—	.01	(.01)
Cumulative effect of accounting change	—	—	(.02)

Net income	$2.18	$1.93	$1.65

U.S. BANCORP  89

For the years ended December 31, 2004, 2003 and 2002, options to purchase 36 million, 79 million and 140 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 19	Employee Benefits

Employee Investment Plan The Company has a defined contribution retirement savings plan which allows qualified employees, at their option, to make contributions up to 50 percent of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Employee contributions are 100 percent matched by the Company, up to the first four percent of an employee’s compensation. The Company’s matching contribution vests immediately; however, a participant must be employed on December 31st to receive that year’s matching contribution. Although the matching contribution is initially invested in the Company’s common stock, an employee can reinvest the matching contributions among various investment alternatives. Total expense was $49.1 million, $48.5 million and $50.5 million in 2004, 2003 and 2002, respectively.

Pension Plans Pension benefits are provided to substantially all employees based on years of service and employees’ compensation while employed with the Company. Employees are fully vested after five years of service. Under the plan’s benefit structure, a participant’s future retirement benefits are based on a participant’s highest five-year average annual compensation during his or her last 10 years before retirement or termination from the Company. Plan assets primarily consist of various equity mutual funds and other miscellaneous assets.

     In addition to the funded qualified retirement plan, the Company maintains a non-qualified plan that is unfunded and the aggregate accumulated benefit obligation exceeds the assets. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plan. The Company recognized a settlement loss of $3.5 million on this plan in 2003, related to the level of payouts made from the plan. In 2002, the Company recognized combined curtailment and settlement gains of $11.7 million related to changes in the non-qualified pension plans in connection with the mergers of the prior plans.
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

Funding Practices The Company’s funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. In 2003, the Company made a contribution of $310.8 million to the qualified pension plan in accordance with this policy. No contributions were made in 2004. In 2005, the Company anticipates no minimum funding requirement and therefore does not expect to make any contributions to the plan. Contributions made to the plan were invested in accordance with established investment policies and asset allocation strategies.

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

     Based on an analysis of historical performance by asset class, over any 20-year period since the mid-1940’s, investments in equities have outperformed other investment classes but are subject to higher volatility. While an asset allocation including bonds and other assets generally has lower volatility and may provide protection in a declining interest rate environment, it limits the pension plan’s long-term up-side potential. Given the pension plan’s investment horizon and the financial viability of the Company to meet

90  U.S. BANCORP

its funding objectives, the Committee has determined that an asset allocation strategy investing in 100 percent equities diversified among various domestic equity categories and international equities is appropriate.

The following unaudited table provides a summary of asset allocations adopted by the Company compared with a typical asset allocation alternative:

							2004
	Asset Allocation						Expected Returns

		December 2004			December 2003
	Typical								Standard
Asset Class	Asset Mix	Actual	Target		Actual	Target (a)	Compound	Average	Deviation

Domestic equities
Large Cap	30%	53%	55%		42%	55%	8.0%	9.5%	18.0%
Mid Cap	15	16	19		15	19	8.4	10.4	21.1
Small Cap	15	7	6		19	6	8.6	11.1	24.0
International equities	10	22	20		21	20	8.3	10.4	21.9
Fixed income	30	—	—		—	—
Other	—	2	—		3	—

Total mix or weighted rates	100%	100%	100%		100%	100%	8.5	10.0	18.0

LTROR assumed	7.8%		8.9	% (b)		8.9%
Standard deviation	13.9%		18.0%			18.0%
Sharpe ratio (c)	.409		.386			.389

(a)	The target asset allocation was modified in December 2003, effective January 1, 2004, to reduce the potential volatility of the portfolio without significantly reducing the expected returns. The change in the allocation was completed by the second quarter of 2004 and the year end variations from the target allocation were a result of that change.
(b)	The LTROR assumed for the target asset allocation strategy of 8.9 percent is based on a range of estimates evaluated by the Company including the compound expected return of 8.5 percent and the average expected return of 10.0 percent.
(c)	The Sharpe ratio is a direct measure of reward-to-risk. The Sharpe ratio for these asset allocation strategies is considered to be within acceptable parameters.
     In accordance with its existing practices, the independent pension consultant utilized by the Company updated the analysis of expected rates of return and evaluated peer group data, market conditions and other factors relevant to determining the LTROR assumptions for pension costs for 2003 and 2004. The analysis performed late in 2004 indicated that the LTROR assumption of 8.9 percent, used in both 2003 and 2004, continued to be in line with expected returns based on current economic conditions and the Company expects to continue using this LTROR in 2005. The LTROR was first reduced to the current LTROR of 8.9 percent in 2003 to reflect the longer impact of the poor market performance of equities in 2001 and 2002. Regardless of the extent of the Company’s analysis of alternative asset allocation strategies, economic scenarios and possible outcomes, plan assumptions developed for the LTROR are subject to imprecision and changes in economic factors. As a result of the modeling imprecision and uncertainty, the Company considers a range of potential expected rates of return, economic conditions for several scenarios, historical performance relative to assumed rates of return and asset allocation and LTROR information for a peer group in establishing its assumptions.

Post-Retirement Medical Plans In addition to providing pension benefits, the Company provides health care and death benefits to certain retired employees through several retiree medical programs. The Company adopted one retiree medical program for all future retirees on January 1, 2002. For certain eligible employees, the provisions of the USBM retiree medical plan and the Mercantile retiree medical plan remained in place until December 31, 2002. Generally, all employees may become eligible for retiree health care benefits by meeting defined age and service requirements. The Company may also subsidize the cost of coverage for employees meeting certain age and service requirements. The medical plan contains other cost-sharing features such as deductibles and coinsurance. The estimated cost of these retiree benefit payments is accrued during the employees’ active service.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As a result, the Company recognized the expected benefit of the Act on its retiree medical plan on a prospective basis in 2004 and reduced the liability by $34.6 million.

U.S. BANCORP  91

The Company uses a measurement date of September 30 for its retirement plans. The following table summarizes benefit obligation and plan asset activity for the retirement plans:

			Post-Retirement
	Pension Plans		Medical Plans

(Dollars in Millions)	2004	2003	2004	2003

Projected benefit obligation
Benefit obligation at beginning of measurement period	$1,801.1	$1,671.1	$320.3	$282.5
Service cost	58.5	56.5	3.7	3.4
Interest cost	109.5	107.7	18.1	18.5
Plan participants’ contributions	—	—	16.2	14.9
Actuarial (gain) loss	150.3	161.7	(40.2)	38.9
Benefit payments	(162.6)	(140.8)	(36.7)	(36.5)
Curtailments	—	—	—	—
Settlements	(5.7)	(23.8)	—	—
Benefit obligation transferred to Piper Jaffray Companies	—	(31.3)	—	(1.4)

Benefit obligation at end of measurement period (a)(b)	$1,951.1	$1,801.1	$281.4	$320.3

Fair value of plan assets
Fair value at beginning of measurement period	$1,975.8	$1,442.7	$38.9	$30.2
Actual return on plan assets	298.7	351.7	.2	.4
Employer contributions	20.8	346.0	20.2	29.9
Plan participants’ contributions	—	—	16.2	14.9
Settlements	(5.7)	(23.8)	—	—
Benefit payments	(162.6)	(140.8)	(36.7)	(36.5)

Fair value at end of measurement period (c)	$2,127.0	$1,975.8	$38.8	$38.9

Funded status
Funded status at end of measurement period	$175.9	$174.7	$(242.6)	$(281.4)
Unrecognized transition (asset) obligation	—	—	5.9	6.6
Unrecognized prior service cost	(44.8)	(51.1)	(6.3)	(7.2)
Unrecognized net (gain) loss	840.8	854.7	38.6	80.0
Fourth quarter contribution	4.5	4.8	3.8	5.4

Net amount recognized	$976.4	$983.1	$(200.6)	$(196.6)

Components of statement of financial position
Prepaid benefit cost	$1,155.6	$1,123.8	$—	$—
Accrued benefit liability	(179.2)	(140.7)	(200.6)	(196.6)

Net amount recognized	$976.4	$983.1	$(200.6)	$(196.6)

(a)	At December 31, 2004 and 2003, the accumulated benefit obligation for all qualified pension plans was $1.7 billion and $1.6 billion, respectively.
(b)	U.S. Bancorp retained the qualified pension plan obligation for the inactive participants, relating to employees of the Piper Jaffray Companies. Therefore, all liabilities and plan assets related to inactive participants in the qualified pension plan associated with the Piper Jaffray Companies are included in the pension plans benefit obligation.
(c)	At December 31, 2004, the Company’s qualified pension plans held no company stock, and at December 31, 2003, the Company’s qualified pension plans held 799,803 shares of U.S. Bancorp common stock with a fair value of $23.8 million. Dividends paid on the shares of U.S. Bancorp common stock held by the qualified pension plans totaled $.2 million and $.6 million for the years ended December 31, 2004 and 2003, respectively.

The following table sets forth the components of net periodic benefit cost (income) for the retirement plans:

	Pension Plans			Post-Retirement Medical Plans

(Dollars in Millions)	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost (income)
Service cost	$58.5	$56.5	$49.9	$3.7	$3.4	$3.3
Interest cost	109.5	107.7	115.1	18.1	18.5	19.1
Expected return on plan assets	(203.1)	(184.4)	(214.1)	(1.4)	(1.2)	(1.6)
Net amortization and deferral	(6.3)	(6.7)	(6.5)	(.1)	(.2)	(.1)
Recognized actuarial (gain) loss	50.4	(.5)	.8	2.4	.5	—

Net periodic benefit cost (income)	9.0	(27.4)	(54.8)	22.7	21.0	20.7
Curtailment and settlement (gain) loss	—	3.5	(11.7)	—	—	—
Cost of special or contractual termination benefits recognized	—	—	2.7	—	—	—

Net periodic benefit cost (income) after curtailment and settlement (gain) loss, and cost of special or contractual termination benefits recognized	$9.0	$(23.9)	$(63.8)	$22.7	$21.0	$20.7

92  U.S. BANCORP

The following table sets forth the weighted-average plan assumptions and other data:

	Company

(Dollars in Millions)	2004	2003	2002

Pension plan actuarial computations
Expected long-term return on plan assets (c)	8.9%	8.9%	10.9%
Discount rate in determining benefit obligations (a)	6.0	6.2	6.8
Rate of increase in future compensation	3.5	3.5	3.5
Post-retirement medical plan actuarial computations
Expected long-term return on plan assets	3.5%	3.5%	5.0%
Discount rate in determining benefit obligations	6.0	6.2	6.8
Health care cost trend rate (b)
Prior to age 65	10.0%	11.0%	12.0%
After age 65	12.0	13.0	14.0
Effect of one percent increase in health care cost trend rate
Service and interest costs	$1.4	$1.4	$1.3
Accumulated post-retirement benefit obligation	21.1	22.5	19.7
Effect of one percent decrease in health care cost trend rate
Service and interest costs	$(1.3)	$(1.3)	$(1.2)
Accumulated post-retirement benefit obligation	(18.8)	(20.0)	(17.5)

(a)	The discount rate at the measurement date approximated the Moody’s Aa corporate bond rating for projected benefit distributions with a duration of 11.9 and 12.2 years for 2004 and 2003, respectively.
(b)	The pre-65 and post-65 rates are assumed to decrease gradually to 5.5% and 6.0% respectively by 2011 and remain at these levels thereafter
(c)	In light of the market performance and the results of the independent analysis, the Company made a decision to re-measure its pension plans effective in the third quarter of 2002 based on the current information at that time with respect to asset values, a reduction in the LTROR, discount rates, census data and other relevant factors. As a result of the remeasurement, the LTROR was reduced to 9.9% for the last half of 2002.

The following table provides information for pension plans with benefit obligations in excess of plan assets:

(Dollars in Millions)	2004	2003

Benefit obligation	$233.9	$183.9
Accumulated benefit obligation	222.6	174.8
Fair value of plan assets	—	—

The following benefit payments (net of participant contributions) are expected to be paid from the retirement plans:

	Pension	Post-Retirement
(Dollars in Millions)	Plans	Medical Plans

Estimated Future Benefit Payments
2005	$158.6	$24.8
2006	132.9	21.9
2007	130.9	22.6
2008	127.3	23.2
2009	125.9	23.7
2010 — 2014	606.3	119.6

U.S. BANCORP  93

Note 20	Stock-based Compensation

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

     Stock incentive plans of acquired companies are generally terminated at the merger closing dates. Option holders under such plans receive the Company’s common stock, or options to buy the Company’s stock, based on the conversion terms of the various merger agreements. The historical stock award information presented below has been restated to reflect the options originally granted under acquired companies’ plans.
     At December 31, 2004, there were 35.2 million shares (subject to adjustment for forfeitures) available for grant under various plans.

The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

	2004		2003		2002

	Stock	Weighted-Average	Stock	Weighted-Average	Stock	Weighted-Average
Year Ended December 31	Options/Shares	Exercise Price	Options/Shares	Exercise Price	Options/Shares	Exercise Price

Stock option plans
Number outstanding at beginning of year	165,522,354	$22.93	206,252,590	$22.77	201,610,265	$22.58
Granted	8,741,521	28.46	1,872,653	23.00	29,742,189	21.81
Assumed/converted (a)	—	—	1,116,884	—	—	—
Exercised	(27,319,242)	21.59	(22,484,069)	18.27	(9,594,213)	13.26
Cancelled (b)	(12,217,348)	24.56	(21,235,704)	25.13	(15,505,651)	24.18

Number outstanding at end of year	134,727,285	$23.41	165,522,354	$22.93	206,252,590	$22.77
Exercisable at end of year	101,027,155	$23.51	116,427,321	$23.60	123,195,273	$23.63

Weighted-average fair value of options granted		$8.75		$6.82		$7.03

Restricted share plans
Number outstanding at beginning of year	1,304,106		2,280,057		2,177,588
Granted	1,338,054		58,481		806,355
Cancelled/vested	(376,535)		(1,034,432)		(703,886)

Number outstanding at end of year	2,265,625		1,304,106		2,280,057

Weighted-average fair value of shares granted		$28.42		$24.43		$20.51

(a)	In connection with the December 31, 2003, tax-free distribution of Piper Jaffray Companies, stock options were adjusted in accordance with provisions of the contracts based on an exchange ratio of 1.0068 representing the relative stock price adjustment at the time of distribution.
(b)	Options cancelled includes both non-vested (i.e., forfeitures) and vested shares.

94  U.S. BANCORP

Additional information regarding stock options outstanding as of December 31, 2004, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$3.28 — $10.00	726,431	1.0	$7.06	724,664	$7.05
$10.01 — $15.00	3,072,352	2.7	11.51	2,835,094	11.39
$15.01 — $20.00	26,115,430	6.1	18.81	19,671,582	18.71
$20.01 — $25.00	63,059,643	6.1	22.39	45,466,324	22.54
$25.01 — $30.00	37,433,500	5.1	28.55	28,066,483	28.66
$30.01 — $35.00	4,020,322	2.4	32.73	3,963,401	32.75
$35.01 — $36.95	299,607	2.4	35.89	299,607	35.89

	134,727,285	5.6	$23.41	101,027,155	$23.51

     Stock-based compensation was $175.6 million in 2004, compared with $158.1 million and $185.0 million in 2003 and 2002, respectively. At the time employee stock options expire, are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, stock-based compensation was $138.5 million in 2004, compared with $123.4 million and $113.3 million in 2003 and 2002, respectively.

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

The following table provides a summary of the valuation assumptions utilized by the Company to determine the estimated value of stock option grants:

Weighted-average assumptions in stock option valuation	2004	2003	2002

Risk-free interest rates	3.5%	2.8%	3.3%
Dividend yields	3.5%	3.0%	3.0%
Stock volatility factor	.40	.40	.41
Expected life of options (in years)	5.9	5.3	6.0

U.S. BANCORP  95

Note 21	Income Taxes

The components of income tax expense were:

(Dollars in Millions)	2004	2003	2002

Federal
Current	$1,530.9	$1,528.8	$1,268.9
Deferred	260.2	222.9	256.9

Federal income tax	1,791.1	1,751.7	1,525.8
State
Current	197.4	139.8	146.9
Deferred	21.1	49.8	34.8

State income tax	218.5	189.6	181.7

Total income tax provision	$2,009.6	$1,941.3	$1,707.5

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

(Dollars in Millions)	2004	2003	2002

Tax at statutory rate (35%)	$2,161.7	$1,978.0	$1,727.4
State income tax, at statutory rates, net of federal tax benefit	142.0	123.2	116.5
Tax effect of
Tax credits	(145.6)	(109.6)	(85.5)
Resolution of federal and state income tax examinations	(106.3)	—	—
Tax-exempt interest, net	(21.4)	(21.7)	(24.9)
Other items	(20.8)	(28.6)	(26.0)

Applicable income taxes	$2,009.6	$1,941.3	$1,707.5

     The tax effects of fair value adjustments on securities available-for-sale, derivative instruments in cash flow hedges and certain tax benefits related to stock options are recorded directly to shareholders’ equity as part of other comprehensive income.

     In preparing its tax returns, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examinations by federal and state taxing authorities that may give rise to differing interpretations of these complex laws, regulations and methods. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. During 2004 the Company resolved federal income tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999 and certain state tax examinations for the years 1995 through 2000. These examinations were resolved through a series of negotiations held between the Company and representatives of the various taxing authorities at both the examination and appellate levels. The resolution of these matters and the taxing authorities’ acceptance of submitted claims and tax return adjustments resulted in a reduction of accrued income tax expense of $106.3 million. At December 31, 2004, the Company is in various stages of the examination process for federal tax return matters of U.S. Bancorp and its predecessor companies for periods dating back to 2000. In addition, examinations by various state taxing authorities date back to 1997. At year-end, the Company believes the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

96  U.S. BANCORP

The significant components of the Company’s net deferred tax liability as of December 31 were:

(Dollars in Millions)	2004	2003

Deferred tax assets
Allowance for credit losses	$924.4	$977.6
Stock compensation	303.3	318.2
Accrued expenses	148.9	140.1
Intangible asset basis	146.1	133.1
Federal AMT credits and capital losses	59.1	59.1
Accrued severance, pension and retirement benefits	16.3	69.3
Securities available-for-sale and financial instruments	13.1	(31.2)
Federal and state net operating loss carryforwards	9.2	21.2
Other deferred tax assets, net	84.5	62.0

Gross deferred tax assets	1,704.9	1,749.4
Deferred tax liabilities
Leasing activities	(2,770.7)	(2,509.6)
Pension and postretirement benefits	(272.2)	(308.0)
Mortgage servicing rights	(93.8)	(60.0)
Other investment basis differences	(80.4)	(60.2)
Deferred fees	(77.8)	29.9
Loans	(59.0)	(59.0)
Accelerated depreciation	(55.7)	(142.3)
Other deferred tax liabilities, net	(193.2)	(195.6)

Gross deferred tax liabilities	(3,602.8)	(3,304.8)
Valuation allowance	(1.0)	(1.0)

Net deferred tax liability	$(1,898.9)	$(1,556.4)

     The Company has established a valuation allowance to offset deferred tax assets related to state net operating loss carryforwards which are expected to expire unused. The Company has approximately $134 million of net operating loss carryforwards which expire at various times through 2009.

     Certain events covered by Internal Revenue Code section 593(e), which was not repealed, will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 2004, retained earnings included approximately $101.8 million of base year reserves for which no deferred federal income tax liability has been recognized.

Note 22	Derivative Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment and foreign currency risks and to accommodate the business requirements of its customers. The Company does not enter into derivative transactions for speculative purposes. Refer to Note 1 “Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of the Company’s accounting policies for derivative instruments. For information related to derivative positions held for asset and liability management purposes and customer-related derivative positions, see Table 17 “Derivative Positions,” included in Management’s Discussion and Analysis, which is incorporated by reference in these Notes to Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT POSITIONS

Cash Flow Hedges The Company has $24.3 billion of designated cash flow hedges at December 31, 2004. These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. All cash flow hedges are highly effective for the year ended December 31, 2004, and the change in fair value attributed to hedge ineffectiveness was not material.

     At December 31, 2004 and 2003, accumulated other comprehensive income included a deferred after-tax net gain of $113.4 million and $174.9 million, respectively, related to derivatives used to hedge cash flows. The unrealized gain will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The occurrence of these

U.S. BANCORP  97

related cash flows and hedged transactions remains probable. The estimated amount of after-tax gain to be reclassified from accumulated other comprehensive income into earnings during 2005 is $65.8 million, which includes gains related to hedges that were terminated early when the associated forecasted transactions were still probable.

Fair Value Hedges The Company has $7.8 billion of designated fair value hedges at December 31, 2004. These derivatives are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and trust preferred securities. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

     All fair value hedges are considered highly effective for the year ended December 31, 2004. The change in fair value attributed to hedge ineffectiveness was a gain of $.7 million, related to the Company’s mortgage loans held for sale and its 2004 production volume of $17.4 billion.

Net Investment Hedges In 2004, the Company entered into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for 2004 was not significant.

Other Asset and Liability Management Derivative Positions The Company has derivative positions that are used for interest rate risk and other risk management purposes but are not designated as cash flow hedges or fair value hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2004, the Company had $1.1 billion of forward commitments to sell residential mortgage loans to hedge the Company’s interest rate risk related to $1.0 billion of unfunded residential loan commitments. Gains and losses on mortgage banking derivatives and the unfunded loan commitments are included in mortgage banking revenue on the Consolidated Statement of Income.

CUSTOMER-RELATED POSITIONS

The Company acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. At December 31, 2004, the Company had $20.0 billion of aggregate customer derivative positions, including $15.8 billion of interest rate swaps, caps, and floors and $4.2 billion of foreign exchange rate contracts. The Company minimizes its market and liquidity risks by taking similar offsetting positions. Gains or losses on customer-related transactions were not significant for the year ended December 31, 2004.

Note 23	Fair Values of Financial Instruments

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

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for nonperforming loans and were discounted using current rates offered to borrowers of similar credit characteristics. The fair value of floating-rate loans are assumed to be equal to their carrying value.

Deposit Liabilities The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand at year-end. The fair value of fixed-rate certificates of deposit was estimated

98  U.S. BANCORP

by discounting the contractual cash flow using the discount rates implied by the high-grade corporate bond yield curve.

Short-term Borrowings Federal funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term funds borrowed are at floating rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

Long-term Debt The estimated fair value of medium-term notes, bank notes, Federal Home Loan Bank advances, capital lease obligations and mortgage note obligations was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. Other long-term debt instruments were valued using available market quotes.

Interest Rate Swaps, Equity Contracts, Basis Swaps and Options The interest rate options and swap cash flows were estimated using a third-party pricing model and discounted based on appropriate LIBOR, eurodollar futures, swap, treasury note yield curves and equity market prices.

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

The estimated fair values of the Company’s financial instruments at December 31 are shown in the table below.

	2004		2003

	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$6,537	$6,537	$8,782	$8,782
Investment securities	41,481	41,486	43,334	43,343
Loans held for sale	1,439	1,439	1,433	1,433
Loans	124,235	124,611	116,051	117,058

Total financial assets	173,692	$174,073	169,600	$170,616

Nonfinancial assets	21,412		19,871

Total assets	$195,104		$189,471

Financial Liabilities
Deposits	$120,741	$120,788	$119,052	$119,120
Short-term borrowings	13,084	13,084	10,850	10,850
Long-term debt	34,739	35,160	33,816	34,425

Total financial liabilities	168,564	$169,032	163,718	$164,395

Nonfinancial liabilities	7,001		6,511
Shareholders’ equity	19,539		19,242

Total liabilities and shareholders’ equity	$195,104		$189,471

Derivative Positions
Asset and liability management positions
Interest rate swaps	$435	$435	$631	$631
Forward commitments to sell residential mortgages	(4)	(4)	—	—
Foreign exchange forward contracts	(12)	(12)	—	—
Equity contracts	4	4	—	—
Customer related positions
Interest rate contracts	36	36	31	31
Foreign exchange contracts	4	4	2	2

     The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $253.8 million. The carrying value of other guarantees was $74.9 million.

U.S. BANCORP  99

Note 24	Guarantees and Contingent Liabilities

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

LETTERS OF CREDIT

Standby letters of credit are commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at December 31, 2004, were approximately $10.6 billion with a weighted-average term of approximately 22 months. The estimated fair value of standby letters of credit was approximately $75.5 million at December 31, 2004.

     The contract or notional amounts of commitments to extend credit and letters of credit at December 31, 2004, were as follows:

	Less Than	After
(Dollars in Millions)	One Year (a)	One Year	Total

Commitments to extend credit
Commercial	$23,453	$33,771	$57,224
Corporate and purchasing cards	12,941	25	12,966
Consumer credit cards	28,074	—	28,074
Other consumer	2,100	11,355	13,455
Letters of credit
Standby	5,083	5,515	10,598
Commercial	327	36	363

(a)	Discretionary facilities are included in less than one year.

LEASE COMMITMENTS

Rental expense for operating leases amounted to $184.6 million in 2004, $205.0 million in 2003 and $201.5 million in 2002. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2004:

	Capitalized	Operating
(Dollars in Millions)	Leases	Leases

2005	$7.9	$197.9
2006	7.4	183.7
2007	6.6	167.6
2008	6.2	146.6
2009	6.1	125.8
Thereafter	32.4	596.0

Total minimum lease payments	66.6	$1,417.6

Less amount representing interest	24.6

Present value of net minimum lease payments	$42.0

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

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain

100  U.S. BANCORP

subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2013. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $1.9 billion at December 31, 2004. The Company’s recorded liabilities as of December 31, 2004, included $10.7 million representing outstanding amounts owed to these third-parties and required to be recorded on the Company’s balance sheet in accordance with accounting principles generally accepted in the United States.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the lending of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $11.4 billion at December 31, 2004, and represented the market value of the securities lent to third-parties. At December 31, 2004, the Company held assets with a market value of $11.7 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $487.5 million at December 31, 2004, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $51.5 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At December 31, 2004, the Company held $35.7 million of merchant escrow deposits as collateral.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At December 31, 2004, the value of future delivery airline tickets purchased was approximately $1.9 billion, and the Company held collateral of $191.9 million in escrow deposits and letters of credit related to airline customer transactions.

U.S. BANCORP  101

     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2004, the Company had a recorded liability for potential losses of $31.8 million. In addition, the Company had a $53.8 million liability for obligations associated with its airline processing business.

Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the Note 10. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements were approximately $5.7 billion at December 31, 2004. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facility was $32.4 million at December 31, 2004, and was included in other liabilities.

OTHER CONTINGENT LIABILITIES

In connection with the spin-off of Piper Jaffray Companies, the Company has agreed to indemnify Piper Jaffray Companies against losses that may result from third-party claims relating to certain specified matters. The Company’s indemnification obligation related to these specified matters is capped at $17.5 million and can be terminated by the Company if there is a change in control event for Piper Jaffray Companies. Through December 31, 2004, the Company has paid approximately $3.3 million to Piper Jaffray Companies under this agreement.

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

102  U.S. BANCORP

Note 25	U.S. Bancorp (Parent Company)

Condensed Balance Sheet

December 31 (Dollars in Millions)	2004	2003

Assets
Deposits with subsidiary banks, principally interest-bearing	$6,806	$4,726
Available-for-sale securities	126	127
Investments in bank and bank holding company subsidiaries	20,082	22,628
Investments in nonbank subsidiaries	371	605
Advances to nonbank subsidiaries	5	16
Other assets	690	676

Total assets	$28,080	$28,778

Liabilities and Shareholders’ Equity
Short-term funds borrowed	$683	$699
Long-term debt	6,899	7,880
Other liabilities	959	957
Shareholders’ equity	19,539	19,242

Total liabilities and shareholders’ equity	$28,080	$28,778

Condensed Statement of Income

Year Ended December 31 (Dollars in Millions)	2004	2003	2002

Income
Dividends from bank and bank holding company subsidiaries	$4,900.0	$27.0	$3,140.0
Dividends from nonbank subsidiaries	229.0	5.8	15.2
Interest from subsidiaries	54.1	69.1	96.9
Other income	20.9	62.1	54.5

Total income	5,204.0	164.0	3,306.6

Expense
Interest on short-term funds borrowed	7.5	8.0	8.9
Interest on long-term debt	256.4	270.8	340.9
Merger and restructuring-related charges	—	2.9	6.7
Other expense	46.9	86.5	76.0

Total expense	310.8	368.2	432.5

Income (loss) before income taxes and equity in undistributed income of subsidiaries	4,893.2	(204.2)	2,874.1
Income tax credit	(52.9)	(37.1)	(84.6)

Income (loss) of parent company	4,946.1	(167.1)	2,958.7
Equity (deficiency) in undistributed income of subsidiaries	(779.3)	3,899.7	209.4

Net income	$4,166.8	$3,732.6	$3,168.1

U.S. BANCORP  103

Condensed Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2004	2003	2002

Operating Activities
Net income	$4,166.8	$3,732.6	$3,168.1
Adjustments to reconcile net income to net cash provided by operating activities
(Equity) deficiency in undistributed income of subsidiaries	779.3	(3,899.7)	(209.4)
Other, net	43.6	172.2	43.8

Net cash provided by (used in) operating activities	4,989.7	5.1	3,002.5
Investing Activities
Proceeds from sales and maturities of investment securities	76.1	20.9	113.1
Purchases of investment securities	(76.4)	(73.0)	(52.9)
Investments in subsidiaries	(.1)	(283.9)	(536.4)
Equity distributions from subsidiaries	1,915.9	536.5	1,200.0
Net (increase) decrease in short-term advances to subsidiaries	10.8	35.5	415.1
Long-term advances to subsidiaries	—	—	(410.0)
Principal collected on long-term advances to subsidiaries	—	572.6	1,770.0
Other, net	(11.5)	130.7	44.5

Net cash provided by (used in) investing activities	1,914.8	939.3	2,543.4

Financing Activities
Net increase (decrease) in short-term advances from subsidiaries	—	(117.2)	48.4
Net increase (decrease) in short-term borrowings	(15.8)	318.5	(72.3)
Principal payments or redemptions of long-term debt	(909.0)	(1,954.3)	(2,537.5)
Proceeds from issuance of long-term debt	—	1,150.0	2,075.0
Proceeds from issuance of common stock	580.6	398.4	147.0
Repurchase of common stock	(2,659.6)	(326.3)	(1,040.4)
Cash dividends paid	(1,820.5)	(1,556.8)	(1,480.7)

Net cash provided by (used in) financing activities	(4,824.3)	(2,087.7)	(2,860.5)

Change in cash and cash equivalents	2,080.2	(1,143.3)	2,685.4
Cash and cash equivalents at beginning of year	4,725.7	5,869.0	3,183.6

Cash and cash equivalents at end of year	$6,805.9	$4,725.7	$5,869.0

     Transfer of funds (dividends, loans or advances) from bank subsidiaries to the Company is restricted. Federal law prohibits loans unless they are secured and generally limits any loan to the Company or individual affiliate to 10 percent of each bank’s unimpaired capital and surplus. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of each bank’s unimpaired capital and surplus.

     Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years or if the bank’s retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency’s minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval. The amount of dividends available to the parent company from the bank subsidiaries at December 31, 2004, was approximately $1.2 billion.

104  U.S. BANCORP

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of
U.S. Bancorp:

We have audited the accompanying consolidated balance sheets of U.S. Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp at December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota

February 18, 2005

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of U.S. Bancorp:

In our opinion, the accompanying consolidated statements of income, shareholders’ equity and cash flows of U.S. Bancorp and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 13 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Minneapolis, Minnesota

January 21, 2003, except for the effects of the adoption of the fair value provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as discussed in Note 2 of the Notes to Consolidated Financial Statements, and the effects of presenting discontinued operations, as discussed in Note 4 of the Notes to Consolidated Financial Statements, as to which the date is December 31, 2003.

U.S. BANCORP  105

REPORT OF MANAGEMENT

Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of U.S. Bancorp. The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and present the substance of transactions based on the circumstances and management’s best estimates and judgment.

In meeting its responsibilities for the reliability of the financial statements, management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s system of internal controls is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of publicly filed financial statements in accordance with accounting principles generally accepted in the United States.

To test compliance, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control system. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal control and, therefore, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Board of Directors of the Company has an Audit Committee composed of directors who are independent of U.S. Bancorp. The committee meets periodically with management, the internal auditors and the independent accountants to consider audit results and to discuss internal accounting control, auditing and financial reporting matters.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent accountants, Ernst & Young LLP, have been engaged to render an independent professional opinion on the financial statements and issue an attestation report on management’s assessment of the Company’s system of internal control over financial reporting. Their opinion on the financial statements appearing on page 105 and their attestation on the system of internal controls over financial reporting appearing on page 107 are based on procedures conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).

106  U.S. BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of U.S. Bancorp:

We have audited management’s assessment, included in the accompanying Report of Management, that U.S. Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). U.S. Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that U.S. Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, U.S. Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 and our report dated February 18, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota

February 18, 2005

U.S. BANCORP  107

U.S. BANCORP
CONSOLIDATED BALANCE SHEET — FIVE-YEAR SUMMARY

						% Change
December 31 (Dollars in Millions)	2004	2003	2002	2001	2000	2004 v 2003

Assets
Cash and due from banks	$6,336	$8,630	$10,758	$9,120	$8,475	(26.6)%
Held-to-maturity securities	127	152	233	299	252	(16.4)
Available-for-sale securities	41,354	43,182	28,255	26,309	17,390	(4.2)
Loans held for sale	1,439	1,433	4,159	2,820	764	.4
Loans	126,315	118,235	116,251	114,405	122,365	6.8
Less allowance for loan losses	(2,080)	(2,184)	(2,422)	(2,457)	(1,787)	(4.8)

Net loans	124,235	116,051	113,829	111,948	120,578	7.1
Other assets	21,613	20,023	22,793	20,894	17,462	7.9

Total assets	$195,104	$189,471	$180,027	$171,390	$164,921	3.0%

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$30,756	$32,470	$35,106	$31,212	$26,633	(5.3)%
Interest-bearing	89,985	86,582	80,428	74,007	82,902	3.9

Total deposits	120,741	119,052	115,534	105,219	109,535	1.4
Short-term borrowings	13,084	10,850	7,806	14,670	11,833	20.6
Long-term debt	34,739	33,816	31,582	28,542	23,276	2.7
Other liabilities	7,001	6,511	6,669	6,214	4,944	7.5

Total liabilities	175,565	170,229	161,591	154,645	149,588	3.1
Shareholders’ equity	19,539	19,242	18,436	16,745	15,333	1.5

Total liabilities and shareholders’ equity	$195,104	$189,471	$180,027	$171,390	$164,921	3.0%

108  U.S. BANCORP

U.S. BANCORP
CONSOLIDATED STATEMENT OF INCOME — FIVE-YEAR SUMMARY

						% Change
Year Ended December 31 (Dollars in Millions)	2004	2003	2002	2001	2000	2004 v 2003

Interest Income
Loans	$7,168.1	$7,272.0	$7,743.0	$9,413.7	$10,519.3	(1.4)%
Loans held for sale	91.5	202.2	170.6	146.9	102.1	(54.7)
Investment securities	1,827.1	1,684.0	1,484.3	1,295.6	1,148.9	8.5
Other interest income	99.8	99.8	96.0	90.2	114.8	—

Total interest income	9,186.5	9,258.0	9,493.9	10,946.4	11,885.1	(.8)

Interest Expense
Deposits	904.3	1,096.6	1,485.3	2,828.1	3,618.8	(17.5)
Short-term borrowings	262.7	166.8	222.9	475.6	682.2	57.5
Long-term debt	908.2	805.3	971.4	1,292.0	1,593.7	12.8

Total interest expense	2,075.2	2,068.7	2,679.6	4,595.7	5,894.7	.3

Net interest income	7,111.3	7,189.3	6,814.3	6,350.7	5,990.4	(1.1)
Provision for credit losses	669.6	1,254.0	1,349.0	2,528.8	828.0	(46.6)

Net interest income after provision for credit losses	6,441.7	5,935.3	5,465.3	3,821.9	5,162.4	8.5

Noninterest Income
Credit and debit card revenue	649.3	560.7	517.0	465.9	431.0	15.8
Corporate payment products revenue	406.8	361.3	325.7	297.7	299.2	12.6
ATM processing services	175.3	165.9	160.6	153.0	141.9	5.7
Merchant processing services	674.6	561.4	567.3	308.9	120.0	20.2
Trust and investment management fees	981.2	953.9	892.1	887.8	920.6	2.9
Deposit service charges	806.4	715.8	690.3	644.9	555.6	12.7
Treasury management fees	466.7	466.3	416.9	347.3	292.4	.1
Commercial products revenue	432.2	400.5	479.2	437.4	350.0	7.9
Mortgage banking revenue	397.3	367.1	330.2	234.0	189.9	8.2
Investment products fees and commissions	156.0	144.9	132.7	130.8	66.4	7.7
Securities gains (losses), net	(104.9)	244.8	299.9	329.1	8.1	*
Merger and restructuring-related gains	—	—	—	62.2	—	—
Other	478.3	370.4	398.8	370.4	591.9	29.1

Total noninterest income	5,519.2	5,313.0	5,210.7	4,669.4	3,967.0	3.9

Noninterest Expense
Compensation	2,252.2	2,176.8	2,167.5	2,036.6	1,993.9	3.5
Employee benefits	389.4	328.4	317.5	285.5	303.7	18.6
Net occupancy and equipment	630.8	643.7	658.7	666.6	653.0	(2.0)
Professional services	148.9	143.4	129.7	116.4	102.2	3.8
Marketing and business development	193.5	180.3	171.4	178.0	188.0	7.3
Technology and communications	429.6	417.4	392.1	353.9	362.1	2.9
Postage, printing and supplies	248.4	245.6	243.2	241.9	241.6	1.1
Goodwill	—	—	—	236.7	219.9	—
Other intangibles	550.1	682.4	553.0	278.4	157.3	(19.4)
Merger and restructuring-related charges	—	46.2	321.2	1,044.8	327.9	*
Debt prepayment	154.8	—	(.2)	6.8	—	*
Other	786.8	732.7	786.4	703.4	433.3	7.4

Total noninterest expense	5,784.5	5,596.9	5,740.5	6,149.0	4,982.9	3.4

Income from continuing operations before income taxes	6,176.4	5,651.4	4,935.5	2,342.3	4,146.5	9.3
Applicable income taxes	2,009.6	1,941.3	1,707.5	818.3	1,422.0	3.5

Income from continuing operations	4,166.8	3,710.1	3,228.0	1,524.0	2,724.5	12.3
Income (loss) from discontinued operations (after-tax)	—	22.5	(22.7)	(45.2)	27.6	*
Cumulative effect of accounting change (after-tax)	—	—	(37.2)	—	—	—

Net income	$4,166.8	$3,732.6	$3,168.1	$1,478.8	$2,752.1	11.6

* Not meaningful

U.S. BANCORP  109

U.S. BANCORP
QUARTERLY CONSOLIDATED FINANCIAL DATA

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in Millions, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income
Loans	$1,747.0	$1,740.0	$1,802.8	$1,878.3	$1,836.7	$1,821.0	$1,818.3	$1,796.0
Loans held for sale	19.9	27.3	21.1	23.2	59.6	51.8	59.5	31.3
Investment securities	469.3	443.4	453.2	461.2	405.0	429.9	410.3	438.8
Other interest income	21.9	25.5	25.7	26.7	29.9	25.1	23.2	21.6

Total interest income	2,258.1	2,236.2	2,302.8	2,389.4	2,331.2	2,327.8	2,311.3	2,287.7

Interest Expense
Deposits	227.0	205.3	221.4	250.6	306.6	288.5	256.4	245.1
Short-term borrowings	49.9	58.9	74.5	79.4	39.5	38.9	44.9	43.5
Long-term debt	209.4	199.6	232.3	266.9	215.7	208.5	191.5	189.6

Total interest expense	486.3	463.8	528.2	596.9	561.8	535.9	492.8	478.2

Net interest income	1,771.8	1,772.4	1,774.6	1,792.5	1,769.4	1,791.9	1,818.5	1,809.5
Provision for credit losses	235.0	204.5	165.1	65.0	335.0	323.0	310.0	286.0

Net interest income after provision for credit losses	1,536.8	1,567.9	1,609.5	1,727.5	1,434.4	1,468.9	1,508.5	1,523.5

Noninterest Income
Credit and debit card revenue	141.8	158.8	164.3	184.4	127.4	142.3	137.6	153.4
Corporate payment products revenue	94.8	102.7	108.5	100.8	86.0	90.9	95.7	88.7
ATM processing services	42.2	44.9	45.2	43.0	42.4	41.9	41.3	40.3
Merchant processing services	141.1	165.1	187.5	180.9	127.3	141.8	146.3	146.0
Trust and investment management fees	248.6	251.7	240.2	240.7	228.6	238.9	239.8	246.6
Deposit service charges	185.2	202.1	207.4	211.7	163.2	179.0	187.0	186.6
Treasury management fees	117.5	121.5	117.9	109.8	112.0	111.8	126.2	116.3
Commercial products revenue	110.4	107.4	106.7	107.7	104.2	100.0	97.8	98.5
Mortgage banking revenue	94.2	109.9	97.2	96.0	95.4	90.3	89.5	91.9
Investment products fees and commissions	39.3	42.2	37.1	37.4	35.1	38.1	35.5	36.2
Securities gains (losses), net	—	(171.7)	87.3	(20.5)	140.7	213.1	(108.9)	(.1)
Other	103.2	107.1	124.7	143.3	103.8	84.8	89.6	92.2

Total noninterest income	1,318.3	1,241.7	1,524.0	1,435.2	1,366.1	1,472.9	1,177.4	1,296.6

Noninterest Expense
Compensation	535.8	572.6	564.6	579.2	546.0	547.6	543.8	539.4
Employee benefits	100.2	91.2	100.0	98.0	91.7	79.6	75.8	81.3
Net occupancy and equipment	155.7	153.4	159.2	162.5	161.3	159.5	161.3	161.6
Professional services	32.4	34.7	37.2	44.6	26.4	32.9	39.9	44.2
Marketing and business development	35.3	48.7	60.6	48.9	29.8	51.1	48.6	50.8
Technology and communications	101.7	102.4	109.8	115.7	104.9	104.1	102.1	106.3
Postage, printing and supplies	61.6	60.5	61.4	64.9	60.4	61.8	61.6	61.8
Other intangibles	226.1	(47.6)	210.2	161.4	235.1	312.3	10.8	124.2
Merger and restructuring-related charges	—	—	—	—	17.6	10.8	10.2	7.6
Debt prepayment	35.4	1.3	5.6	112.5	—	—	—	—
Other	170.7	215.4	210.4	190.3	181.4	186.9	199.2	165.2

Total noninterest expense	1,454.9	1,232.6	1,519.0	1,578.0	1,454.6	1,546.6	1,253.3	1,342.4

Income from continuing operations before income taxes	1,400.2	1,577.0	1,614.5	1,584.7	1,345.9	1,395.2	1,432.6	1,477.7
Applicable income taxes	391.8	540.1	549.0	528.7	461.8	480.2	491.9	507.4

Income from continuing operations	1,008.4	1,036.9	1,065.5	1,056.0	884.1	915.0	940.7	970.3
Income from discontinued operations (after- tax)	—	—	—	—	.7	4.9	10.2	6.7

Net income	$1,008.4	$1,036.9	$1,065.5	$1,056.0	$884.8	$919.9	$950.9	$977.0

Earnings per share	$.53	$.55	$.57	$.57	$.46	$.48	$.49	$.51
Diluted earnings per share	$.52	$.54	$.56	$.56	$.46	$.48	$.49	$.50

110  U.S. BANCORP

U.S. BANCORP
SUPPLEMENTAL FINANCIAL DATA

Earnings Per Share Summary	2004	2003	2002	2001	2000

Earnings per share from continuing operations	$2.21	$1.93	$1.68	$ .79	$1.43
Discontinued operations	—	.01	(.01)	(.02)	.01
Cumulative effect of accounting change	—	—	(.02)	—	—

Earnings per share	$2.21	$1.94	$1.65	$ .77	$1.44

Diluted earnings per share from continuing operations	$2.18	$1.92	$1.68	$.79	$1.42
Discontinued operations	—	.01	(.01)	(.03)	.01
Cumulative effect of accounting change	—	—	(.02)	—	—

Diluted earnings per share	$2.18	$1.93	$1.65	$ .76	$1.43

Ratios

Return on average assets	2.17%	1.99%	1.84%	.89%	1.74%
Return on average equity	21.4	19.2	18.3	9.0	19.0
Average total equity to average assets	10.2	10.3	10.0	9.9	9.1
Dividends per share to net income per share	46.2	44.1	47.3	97.4	45.1

Other Statistics (Dollars and Shares in Millions)

Common shares outstanding (a)	1,857.6	1,922.9	1,917.0	1,951.7	1,902.1
Average common shares outstanding and common stock equivalents
Earnings per share	1,887.1	1,923.7	1,916.0	1,927.9	1,906.0
Diluted earnings per share	1,912.9	1,936.2	1,924.8	1,940.3	1,918.5
Number of shareholders (b)	71,492	74,341	74,805	76,395	46,052
Common dividends declared	$1,917	$1,645	$1,488	$1,447	$1,267

(a)	Defined as total common shares less common stock held in treasury at December 31.
(b)	Based on number of common stock shareholders of record at December 31.

Stock Price Range and Dividends

	2004				2003

	Sales Price				Sales Price

			Closing	Dividends			Closing	Dividends
	High	Low	Price	Declared	High	Low	Price	Declared

First quarter	$29.70	$26.41	$27.65	$.240	$23.47	$18.56	$18.98	$.205
Second quarter	28.65	24.89	27.56	.240	24.99	18.96	24.50	.205
Third quarter	30.00	27.42	28.90	.240	25.82	22.93	23.99	.205
Fourth quarter	31.65	27.52	31.32	.300	30.00	24.04	29.78	.240

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol “USB.”

Reconciliation of Quarterly Consolidated Financial Data

	2003

	First	Second	Third
(Dollars in Millions and After-tax)	Quarter	Quarter	Quarter

Income before cumulative effect of accounting change, as previously reported	$911.2	$953.6	$984.9
Less
Discontinued operations of Piper Jaffray Companies (a)	.7	4.9	10.2
Adoption of SFAS 123 for stock options (a)	26.4	33.7	34.0

Income from continuing operations	$884.1	$915.0	$940.7

(a)	The Company’s quarterly financial results previously filed on Form 10-Q with the Securities and Exchange Commission have been retroactively restated to give effect to the spin-off of Piper Jaffray Companies on December 31, 2003, and the adoption of the fair value method of accounting for stock-based compensation. The accounting change was adopted using the retroactive restatement method.

U.S. BANCORP  111

U.S. BANCORP
CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND

Year Ended December 31	2004			2003

	Average		Yields	Average		Yields
(Dollars in Millions)	Balances	Interest	and Rates	Balances	Interest	and Rates

Assets
Investment securities	$43,009	$1,835.5	4.27%	$37,248	$1,696.7	4.56%
Loans held for sale	1,608	91.5	5.69	3,616	202.2	5.59
Loans (b)
Commercial	39,348	2,212.9	5.62	41,326	2,315.4	5.60
Commercial real estate	27,267	1,543.3	5.66	27,142	1,584.6	5.84
Residential mortgages	14,322	812.1	5.67	11,696	713.4	6.10
Retail	41,204	2,619.7	6.36	38,198	2,673.8	7.00

Total loans	122,141	7,188.0	5.89	118,362	7,287.2	6.16
Other earning assets	1,365	100.1	7.33	1,582	100.1	6.32

Total earning assets	168,123	9,215.1	5.48	160,808	9,286.2	5.77
Allowance for credit losses	(2,303)			(2,467)
Unrealized gain (loss) on available-for-sale securities	(346)			120
Other assets (c)	26,119			29,169

Total assets	$191,593			$187,630

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,816			$31,715
Interest-bearing deposits
Interest checking	20,933	70.8	.34	19,104	84.3	.44
Money market accounts	32,854	235.2	.72	32,310	317.7	.98
Savings accounts	5,866	15.4	.26	5,612	21.2	.38
Time certificates of deposit less than $100,000	13,074	341.3	2.61	15,493	450.9	2.91
Time deposits greater than $100,000	13,679	241.6	1.77	12,319	222.5	1.81

Total interest-bearing deposits	86,406	904.3	1.05	84,838	1,096.6	1.29
Short-term borrowings	14,534	262.7	1.81	10,503	166.8	1.59
Long-term debt	35,115	908.2	2.59	33,663	805.3	2.39

Total interest-bearing liabilities	136,055	2,075.2	1.53	129,004	2,068.7	1.60
Other liabilities (d)	6,263			7,518
Shareholders’ equity	19,459			19,393

Total liabilities and shareholders’ equity	$191,593			$187,630

Net interest income		$7,139.9			$7,217.5

Gross interest margin			3.95%			4.17%

Gross interest margin without taxable-equivalent increments			3.93			4.15

Percent of Earning Assets
Interest income			5.48%			5.77%
Interest expense			1.23			1.28

Net interest margin			4.25%			4.49%

Net interest margin without taxable-equivalent increments			4.23%			4.47%

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,427 million, $1,733 million, $1,664 million, and $1,970 million of earning assets from discontinued operations in 2003, 2002, 2001, and 2000, respectively.
(d)	Includes approximately $1,034 million, $1,524 million, $1,776 million, and $2,072 million of interest-bearing liabilities from discontinued operations in 2003, 2002, 2001, and 2000, respectively.

112  U.S. BANCORP

RELATED YIELDS AND RATES (a)

2002			2001			2000			2004 v 2003

									% Change
Average		Yields	Average		Yields	Average		Yields	Average
Balances	Interest	and Rates	Balances	Interest	and Rates	Balances	Interest	and Rates	Balances

$28,829	$1,503.5	5.22%	$21,916	$1,335.0	6.09%	$17,311	$1,211.4	7.00%	15.5%
2,644	170.6	6.45	1,911	146.9	7.69	1,303	102.1	7.84	(55.5)
43,817	2,622.2	5.98	50,072	3,609.3	7.21	50,062	4,222.6	8.43	(4.8)
25,723	1,636.3	6.36	26,081	2,002.7	7.68	26,040	2,296.9	8.82	.5
8,412	595.3	7.08	8,576	658.2	7.67	11,207	863.7	7.71	22.5
36,501	2,902.8	7.95	33,448	3,158.2	9.44	31,008	3,155.1	10.18	7.9

114,453	7,756.6	6.78	118,177	9,428.4	7.98	118,317	10,538.3	8.91	3.2
1,484	96.1	6.48	1,497	90.6	6.05	1,705	115.3	6.76	(13.7)

147,410	9,526.8	6.46	143,501	11,000.9	7.67	138,636	11,967.1	8.63	4.5
(2,542)			(1,979)			(1,781)			(6.6)
409			165			(247)			*
26,671			24,257			21,873			(10.5)

$171,948			$165,944			$158,481			2.1

$28,715			$25,109			$23,820			(6.0)
15,631	102.3	.65	13,962	203.6	1.46	13,035	270.4	2.07	9.6
25,237	312.8	1.24	24,932	711.0	2.85	22,774	1,000.0	4.39	1.7
4,928	25.1	.51	4,571	42.5	.93	5,027	74.0	1.47	4.5
19,283	743.4	3.86	23,328	1,241.4	5.32	25,861	1,458.3	5.64	(15.6)
11,330	301.7	2.66	13,054	629.6	4.82	12,909	816.1	6.32	11.0

76,409	1,485.3	1.94	79,847	2,828.1	3.54	79,606	3,618.8	4.55	1.8
10,116	222.9	2.20	11,679	475.6	4.07	11,008	682.1	6.20	38.4
32,172	971.4	3.02	26,088	1,292.0	4.95	23,316	1,593.8	6.84	4.3

118,697	2,679.6	2.26	117,614	4,595.7	3.91	113,930	5,894.7	5.17	5.5
7,263			6,795			6,232			(16.7)
17,273			16,426			14,499			.3

$171,948			$165,944			$158,481			2.1%

	$6,847.2			$6,405.2			$6,072.4

		4.20%			3.76%			3.46%

		4.18			3.72			3.40

		6.46%			7.67%			8.63%
		1.81			3.21			4.25

		4.65%			4.46%			4.38%

		4.63%			4.43%			4.32%

U.S. BANCORP  113

ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this Form 10-K and in the registrant’s definitive proxy statement incorporated by reference in Part III of this Form 10-K.
     As of January 31, 2005, U.S. Bancorp had 1,855,858,980 shares of common stock outstanding and 71,196 registered holders of its common stock. The aggregate market value of common stock held by non-affiliates as of June 30, 2004, was approximately $51.9 billion.
     This report incorporates into a single document the requirements of the Securities and Exchange Commission with respect to annual reports on Form 10-K and annual reports to shareholders. Only those sections of this report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements” are incorporated in the Form 10-K.
     The registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Index		Page

Part I
Item 1	Business
	General Business Description	20-21, 115-116
	Line of Business Financial Performance	54-60
	Website Access to SEC Reports	117
Item 2	Properties	116
Item 3	Legal Proceedings	none
Item 4	Submission of Matters to a Vote of Security Holders	none

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3, 51-52, 66, 87-89, 94-95, 111, 114
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-62
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43-51
Item 8	Financial Statements and Supplementary Data	64-113
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none
Item 9A	Controls and Procedures	62
Item 9B	Other Information	none
Part III
Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116-117
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV
Item 15	Exhibits and Financial Statement Schedules	117-119
Signatures		120
Certifications		121-123

*	U.S. Bancorp’s definitive proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled “Report of the Compensation Committee” and “Stock Performance Chart.”

114  U.S. BANCORP

General Business Description U.S. Bancorp is a multi-state financial holding company headquartered in Minneapolis, Minnesota. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and automated teller machine (“ATM”) processing, mortgage banking, insurance, brokerage, leasing and investment banking.

     U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $25 million to $128 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and within certain niche national venues. Lending services include traditional credit products as well as credit card services, financing and import/export trade, asset-backed lending, agricultural finance and other products. Leasing products are offered through bank leasing subsidiaries. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
     U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets and mutual fund processing services to a broad range of mutual funds.
     Banking and investment services are provided through a network of 2,370 banking offices principally operating in 24 states in the Midwest and West. The Company operates a network of 4,620 branded ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Consumer lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources, and a consumer finance division. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, NOVA Information Systems, Inc. (“NOVA”), provides merchant processing services directly to merchants and through a network of banking affiliations. Affiliates of NOVA provide similar merchant services in Canada and segments of Europe. These foreign operations are not significant to the Company.
     On a full-time equivalent basis, as of December 31, 2004, U.S. Bancorp employed 48,831 persons.

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

U.S. BANCORP  115

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

Properties U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases eight freestanding operations centers in St. Paul, Portland, Milwaukee and Denver. The Company owns six principal operations centers in Cincinnati, St. Louis, Fargo, Milwaukee and St. Paul. At December 31, 2004, the Company’s subsidiaries owned and operated a total of 1,484 facilities and leased an additional 1,462 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 11 and 24 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information The following table summarizes information regarding equity compensation plans in effect as of December 31, 2004.

			Number of securities remaining
	Number of securities to be issued	Weighted-average exercise	available for future issuance under
	upon exercise of outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in the first column) (a)

Equity compensation plans approved by security holders (b)	83,464,408	$21.83	35,154,782
Equity compensation plans not approved by security holders (c)(d)	11,777,683	$22.62	—

Total	95,242,091	$21.90	35,154,782

(a)	No shares are available for the granting of future awards under the U.S. Bancorp 1998 Executive Stock Incentive Plan or the U.S. Bancorp 1991 Executive Stock Incentive plan. The 35,154,782 shares available under the U.S. Bancorp 2001 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 7,476,383 of these shares are available for future grants of awards other than stock options or stock appreciation rights.
(b)	Includes shares underlying stock options and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the U.S. Bancorp 2001 Stock Incentive Plan, the U.S. Bancorp 1998 Executive Stock Incentive Plan and the U.S. Bancorp 1991 Executive Stock Incentive Plan. Excludes 43,728,386 shares underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp. Of the excluded shares, 39,283,290 underlie stock options granted under equity compensation plans of the former U.S. Bancorp that were approved by the shareholders of the former U.S. Bancorp.
(c)	Includes 3,585,410 shares of common stock issuable pursuant to the U.S. Bancorp Deferred Compensation Plan. All of the remaining identified shares underlie stock options granted to a broad-based employee population pursuant to the U.S. Bancorp 2001 Employee Stock Incentive plan, the Firstar Corporation 1999 Employee Stock Incentive Plan, the Firstar Corporation 1998 Employee Stock Incentive Plan and the Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees.
(d)	The weighted-average exercise price does not include any assumed price at issuance of shares that may be issuable pursuant to the Deferred Compensation Plan.

     The U.S. Bancorp Deferred Compensation Plan allows non-employee directors and members of our senior management, including all of our executive officers, to defer all or part of their compensation until retirement or earlier termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock may be received at the time of distribution at the election of the participant, in the form of shares of U.S. Bancorp common stock. The 3,585,410 shares included in the table assumes that participants in the plan whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2004.

     Under the U.S. Bancorp 2001 Employee Stock Incentive Plan (“2001 Plan”), 11,678,800 shares are authorized for issuance pursuant to the grant of nonqualified stock options to any full-time or part-time employee actively employed by U.S. Bancorp on the grant date, other than individuals eligible to participate in any of the Company’s executive stock incentive plans or in U.S. Bancorp Piper Jaffray Inc.’s annual option plan. As of December 31, 2004, options to purchase an aggregate of 4,506,987 shares were outstanding under the plan. All options under the plan were granted on February 27, 2001.
     As of December 31, 2004, options to purchase an aggregate of 1,355,214 shares of the Company’s common stock were outstanding under the Firstar Corporation 1999 Employee Stock Incentive Plan (“1999 Plan”). Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.
     As of December 31, 2004, options to purchase an aggregate of 2,041,696 shares of the Company’s common stock were outstanding under the Firstar Corporation 1998 Employee Stock Incentive Plan (“1998 Plan”). Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.
     As of December 31, 2004, options to purchase an aggregate of 288,376 shares of the Company’s common

116  U.S. BANCORP

stock were outstanding under the Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees (“1996 Plan”). Under the plan, stock options were granted to each employee of Star Banc Corporation, a predecessor company, other than managers who participated in an executive stock incentive plan.
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

Certifications We have filed as exhibits to this annual report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act. We have also submitted the required annual Chief Executive Officer certification to the New York Stock Exchange.

Governance Documents Our Corporate Governance Guidelines, Code of Ethics and Business Conduct and Board of Directors committee charters are available free of charge on our web site at usbank.com, by clicking on “About U.S. Bancorp,” then “Corporate Governance.” Shareholders may request a free printed copy of any of these documents from our investor relations department by contacting them at investorrelations@usbank.com or calling (866) 775-9668.

Exhibits

Financial Statements Filed	Page

U.S. Bancorp and Subsidiaries Consolidated Financial Statements	64-67
Notes to Consolidated Financial Statements	68-104
Reports of Independent Auditors and Accountants	105

     Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

(1)3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2000.
(1)3.2	Restated bylaws, as amended. Filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2001.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]

(1) 4.2	Warrant Agreement, dated as of October 2, 1995, between U.S. Bancorp and First Chicago Trust Company of New York, as Warrant Agent and Form of Warrant. Filed as Exhibits 4.18 and 4.19 to Registration Statement on Form S-3, File No. 33-61667.

(1) 4.3	Amended and Restated Rights Agreement, dated as of December 31, 2002, between U.S. Bancorp and Mellon Investor Services LLC. Filed as Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 001-06880) on December 31, 2002.

(1)(2) 10.1	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.2	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

U.S. BANCORP  117

(1)(2) 10.3	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.4	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.5	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.6	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.7	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.8	Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees. Filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.9	U.S. Bancorp Executive Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.10	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.11	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.12	1991 Performance and Equity Incentive Plan of the former U.S. Bancorp. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1997.

(1)(2) 10.13	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2) 10.14	U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.15	U.S. Bancorp Deferred Compensation Plan for Directors, as amended. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.16	U.S. Bancorp Non Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.17	Amendments No. 1, 2 and 3 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.18	Amendment No. 4 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2) 10.19	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.20	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.21	Form of Change in Control Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.22	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.23	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.24	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.25	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.26	Form of Director Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.27	Form of Executive Officer Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

118  U.S. BANCORP

(1)(2) 10.28	Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.29	Amendment of Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2004.

(1)(2) 10.30	Amendment No. 2 of Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.31	Restricted Stock Unit Award Agreement with Jerry A. Grundhofer dated January 2, 2002. Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.32	Employment Agreement with Edward Grzedzinski. Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2002.

(2) 10.33	Information Regarding the 2005 Compensation of the Non-Employee Members of the Board of Directors of U.S. Bancorp.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

U.S. BANCORP  119

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 28, 2005, on its behalf by the undersigned, thereunto duly authorized.

U.S. Bancorp

By: Jerry A. Grundhofer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

Jerry A. Grundhofer

Chairman and Chief Executive Officer
(principal executive officer)

David M. Moffett

Vice Chairman and Chief Financial Officer
(principal financial officer)

Terrance R. Dolan

Executive Vice President and Controller
(principal accounting officer)

Linda L. Ahlers

Director

Victoria Buyniski Gluckman

Director

Arthur D. Collins, Jr.

Director

Peter H. Coors

Director

Joel W. Johnson

Director

Jerry W. Levin

Director

David B. O’Maley

Director

O’dell M. Owens, M.D., M.P.H.

Director

Thomas E. Petry

Director

Richard G. Reiten

Director

Craig D. Schnuck

Director

Warren R. Staley

Director

Patrick T. Stokes

Director

John J. Stollenwerk

Director

120  U.S. BANCORP

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chief Executive Officer

Dated: February 28, 2005

U.S. BANCORP  121

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Dated: February 28, 2005

122  U.S. BANCORP

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER	/s/ DAVID M. MOFFETT

Jerry A. Grundhofer Chief Executive Officer	David M. Moffett Chief Financial Officer

Dated: February 28, 2005

U.S. BANCORP  123

EXECUTIVE OFFICERS

Jerry A. Grundhofer

Mr. Grundhofer is Chairman and Chief Executive Officer of U.S. Bancorp. Mr. Grundhofer, 60, has served as Chief Executive Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001 and as Chairman since December 30, 2002. He also served as President from the time of the merger until October 2004. Prior to the merger, Mr. Grundhofer was President and Chief Executive Officer of Firstar Corporation, having served as Chairman, President and Chief Executive Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Jennie P. Carlson

Ms. Carlson is Executive Vice President of U.S. Bancorp. Ms. Carlson, 44, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation, a predecessor company, as well as Senior Vice President from 1994 to 1999 and Executive Vice President from 1999 to 2001.

Andrew Cecere

Mr. Cecere is Vice Chairman of U.S. Bancorp. Mr. Cecere, 44, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. He assumed responsibility for Private Client and Trust Services in February 2001 and U.S. Bancorp Asset Management in November 2001. Previously, he had served as Chief Financial Officer of U.S. Bancorp from May 2000 through February 2001. Additionally, he served as Vice Chairman of U.S. Bank with responsibility for Commercial Services from 1999 to 2001, having been a Senior Vice President of Finance since 1992.

William L. Chenevich

Mr. Chenevich is Vice Chairman of U.S. Bancorp. Mr. Chenevich, 61, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001. Prior to joining Firstar he was Group Executive Vice President at Visa International from 1994 to 1999.

Richard K. Davis

Mr. Davis is President and Chief Operating Officer of U.S. Bancorp. Mr. Davis, 47, has served in these capacities since October 2004. From the time of the merger of Firstar Corporation and U.S. Bancorp in February 2001 until October 2004, Mr. Davis served as Vice Chairman of U.S. Bancorp. From the time of the merger, Mr. Davis was responsible for Consumer Banking, including Retail Payment Solutions (card services), and he assumed additional responsibility for Commercial Banking in 2003. Previously, he had been Vice Chairman of Consumer Banking of Firstar Corporation from 1998 until 2001 and Executive Vice President, Consumer Banking of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Michael J. Doyle

Mr. Doyle is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Doyle, 48, has served in these positions since January 2003. Until that time, he served as Executive Vice President and Senior Credit Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1999 until the merger, he was Executive Vice President and Chief Approval Officer of Firstar Corporation, and had served as Senior Vice President of Firstar Corporation and Star Banc Corporation, a predecessor company, since 1994.

Joseph E. Hasten

Mr. Hasten is Vice Chairman of U.S. Bancorp. Mr. Hasten, 53, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Corporate Banking. Mr. Hasten assumed additional responsibility for Corporate Payment Systems in 2003. Previously, he had been Vice Chairman of Wholesale Banking of Firstar Corporation, after joining Mercantile Bancorporation, a predecessor company, as President of its St. Louis bank and of Corporate Banking in 1995.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 42, has served in these positions since February 2005. From January 2003 until February 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation, a predecessor company, since 1999.

Pamela A. Joseph

Ms. Joseph is Vice Chairman of U.S. Bancorp. Ms. Joseph, 45, has served as Vice Chairman of U.S. Bancorp since December 2004. Since November 2004, she has been Chairman, President and Chief Executive Officer of NOVA Information Systems, Inc., which became a wholly owned subsidiary of U.S. Bancorp in connection with the acquisition of NOVA Corporation in July 2001. Prior to that time, she had been President and Chief Operating Officer of NOVA Information Systems, Inc. since February 2004. She served as Senior Executive Vice President of Business Development of NOVA Corporation from 2001 to 2004, after serving as its Chief Information Officer from 1997 to 2001.

124  U.S. BANCORP

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 56, has served in these positions since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

David M. Moffett

Mr. Moffett is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Moffett, 53, has served in these positions since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Firstar Corporation, and had served as Chief Financial Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

DIRECTORS

Jerry A. Grundhofer1,6

Chairman and
Chief Executive Officer
U.S. Bancorp

Linda L. Ahlers1,2,3

Retired President
Marshall Field’s
Minneapolis, Minnesota

Victoria Buyniski Gluckman4,6

Chairman, President and Chief Executive Officer
United Medical Resources, Inc.
Cincinnati, Ohio

Arthur D. Collins, Jr.1,5,6

Chairman and Chief Executive Officer
Medtronic, Inc.
Minneapolis, Minnesota

Peter H. Coors2,4

Vice Chairman
Molson Coors Brewing Company
Golden, Colorado

Joel W. Johnson4,5

Chairman and Chief Executive Officer
Hormel Foods Corporation
Austin, Minnesota

Jerry W. Levin5,6

Retired Chairman and
Chief Executive Officer
American Household, Inc.
Boca Raton, Florida

David B. O’Maley1,2,5

Chairman, President and
Chief Executive Officer
Ohio National Financial Services, Inc.
Cincinnati, Ohio

O’dell M. Owens, M.D., M.P.H.4,6

Independent Consultant and
Hamilton County Coroner
Cincinnati, Ohio

Thomas E. Petry1,2,5

Retired Chairman and
Chief Executive Officer
Eagle-Picher Industries, Inc.
Cincinnati, Ohio

Richard G. Reiten1,3,6

Retired Chairman and
Chief Executive Officer
Northwest Natural Gas Company
Portland, Oregon

Craig D. Schnuck3,4

Chairman and Chief Executive Officer
Schnuck Markets, Inc.
St. Louis, Missouri

Warren R. Staley1,3,6

Chairman and Chief Executive Officer
Cargill, Incorporated
Minneapolis, Minnesota

Patrick T. Stokes1,2,5

President and Chief Executive Officer
Anheuser-Busch Companies, Inc.
St. Louis, Missouri

John J. Stollenwerk2,3

President and Chief Executive Officer
Allen-Edmonds Shoe Corporation
Port Washington, Wisconsin

1.	Executive Committee
2.	Compensation Committee
3.	Audit Committee
4.	Community Outreach and Fair Lending Committee
5.	Governance Committee
6.	Credit and Finance Committee

U.S. BANCORP  125

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

Mellon Investor Services
P.O. Box 3315
South Hackensack, NJ 07606-1915
Phone: 888-778-1311 or 201-329-8660
Internet: melloninvestor.com

For Registered or Certified Mail:
Mellon Investor Services
85 Challenger Road
Ridgefield Park, NJ 07660-2104

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Mellon’s internet site by clicking on For Investors and then the Investor ServiceDirect® link.

Independent Auditor

Ernst & Young LLP serves as the independent auditor for U.S. Bancorp’s financial statements.

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
866-775-9668

Financial Information

U.S. Bancorp news and financial results are available through our website and by mail.

Website. For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com, click on About U.S. Bancorp, then Investor/Shareholder Information.

Mail. At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations
800 Nicollet Mall
Minneapolis, MN 55402
investorrelations@usbank.com
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