Form 10-Q
period 2005-03-31
US BANCORP \DE\
filed 2005-05-09
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from (not applicable)
Commission file number 1-6880
U.S. BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	41-0255900 (I.R.S. Employer Identification Number)
800 Nicollet Mall
Minneapolis, Minnesota 55402
(Address of principal executive offices, including zip code)
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
YES   X   NO
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   X   NO
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2005 1,832,752,013 shares

Table of Contents and Form 10-Q Cross Reference Index
Forward-Looking Statements
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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended
	March 31,

			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,751	$1,779	(1.6)%
Noninterest income	1,441	1,318	9.3
Securities losses, net	(59)	—	*

Total net revenue	3,133	3,097	1.2
Noninterest expense	1,331	1,455	(8.5)
Provision for credit losses	172	235	(26.8)

Income before taxes	1,630	1,407	15.8
Taxable-equivalent adjustment	7	7	—
Applicable income taxes	552	392	40.8

Net income	$1,071	$1,008	6.3

Per Common Share
Earnings per share	$.58	$.53	9.4%
Diluted earnings per share	.57	.52	9.6
Dividends declared per share	.30	.24	25.0
Book value per share	10.43	10.23	2.0
Market value per share	28.82	27.65	4.2
Average common shares outstanding	1,852	1,915	(3.3)
Average diluted common shares outstanding	1,880	1,941	(3.1)
Financial Ratios
Return on average assets	2.21%	2.14%
Return on average equity	21.9	20.7
Net interest margin (taxable-equivalent basis)	4.08	4.29
Efficiency ratio (b)	41.7	47.0
Average Balances
Loans	$127,654	$118,810	7.4%
Loans held for sale	1,429	1,445	(1.1)
Investment securities	42,813	44,744	(4.3)
Earning assets	173,294	166,359	4.2
Assets	196,935	189,663	3.8
Noninterest-bearing deposits	28,417	29,025	(2.1)
Deposits	119,423	116,019	2.9
Short-term borrowings	15,606	13,419	16.3
Long-term debt	35,440	34,553	2.6
Shareholders’ equity	19,803	19,584	1.1

	March 31, 2005	December 31, 2004

Period End Balances
Loans	$128,905	$126,315	2.1%
Allowance for credit losses	2,269	2,269	—
Investment securities	43,103	41,481	3.9
Assets	198,466	195,104	1.7
Deposits	119,718	120,741	(.8)
Long-term debt	38,071	34,739	9.6
Shareholders’ equity	19,208	19,539	(1.7)
Regulatory capital ratios
Tangible common equity	6.2%	6.4%
Tier 1 capital	8.6	8.6
Total risk-based capital	13.3	13.1
Leverage	7.9	7.9

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,071 million for the first quarter of 2005, or $.57 per diluted share, compared with $1,008 million, or $.52 per diluted share, for the first quarter of 2004. Return on average assets and return on average equity were 2.21 percent and 21.9 percent, respectively, for the first quarter of 2005, compared with returns of 2.14 percent and 20.7 percent, respectively, for the first quarter of 2004. The Company’s results for the first quarter of 2005 improved over the same period of 2004, as net income rose by $63 million (6.3 percent), primarily due to lower credit costs and growth in fee-based products and services. During the first quarter of 2005, the Company recognized a $54 million reparation of its mortgage servicing rights (“MSR”) asset, reflecting rising longer–term interest rates in 2005, compared with the recognition of $109 million of MSR impairment in the first quarter of 2004. The yield on 10-year Treasury Notes and 30-year Fannie Mae commitments increased approximately 26 and 34 basis points, respectively. In connection with its asset/liability management activities, the Company sold certain investment securities during the first quarter of 2005, resulting in net securities losses of $59 million. The Company realized no securities gains or losses in the first quarter of 2004. Also included in the first quarter of 2004 results was a $35 million expense charge related to the prepayment of certain debt and a $90 million reduction in income tax expense related to the resolution of federal tax examinations.
     Total net revenue, on a taxable-equivalent basis, was $3,133 million for the first quarter of 2005, compared with $3,097 million for the first quarter of 2004, a year-over-year increase of $36 million (1.2 percent). The increase in net revenue was comprised of a 4.9 percent increase in noninterest income and a 1.6 percent decline in net interest income. The increase in noninterest income over the first quarter of 2004 was driven by favorable variances in the majority of fee income categories, partially offset by a $59 million increase in losses on the sale of securities. The expansion of the Company’s merchant acquiring business in Europe accounted for approximately $26 million of the favorable change in noninterest income year-over-year. The 1.6 percent decline in net interest income reflected modest growth in average earning assets, offset by lower net interest margins. Average earning assets for the first quarter of 2005 increased over the same period of 2004 by $6.9 billion (4.2 percent), primarily driven by increases in retail loans and commercial loans, partially offset by a decline in investment securities. The net interest margin in the first quarter of 2005 was 4.08 percent, compared with 4.29 percent in the first quarter of 2004. The decline in the net interest margin reflected the current lending environment, asset/liability management decisions and the impact of changes in the yield curve from a year ago.
     Total noninterest expense was $1,331 million for the first quarter of 2005, compared with $1,455 million for the first quarter of 2004. The year-over-year decrease in total noninterest expense of $124 million (8.5 percent), primarily reflected the $163 million favorable change in the valuation of mortgage servicing rights and the $35 million debt prepayment expense that was taken in the first quarter of 2004. The expansion of the Company’s merchant acquiring business in Europe added approximately $31 million of expense. In addition, expenses reflected incremental investments in in-store branches, marketing initiatives, technology and higher pension costs from a year ago. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 41.7 percent for the first quarter of 2005, compared with 47.0 percent for the first quarter of 2004.
     The provision for credit losses for the first quarter of 2005 was $172 million, a decrease of $63 million (26.8 percent) from the first quarter of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs in the first quarter of 2005 were $172 million, compared with $234 million in the first quarter of 2004. The decline in losses from a year ago was primarily the result of declining levels of stressed and nonperforming loans, continuing collection efforts and improving economic conditions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,751 million in the first quarter of 2005, compared with $1,779 million in the first quarter of 2004, a decrease of $28 million (1.6 percent). The decline in net interest income reflected modest growth in average earning assets, more than offset by

U.S. Bancorp	3

lower net interest margins. Average earning assets in the first quarter of 2005 increased over the first quarter of 2004 by $6.9 billion (4.2 percent), primarily driven by increases in retail loans and commercial loans, partially offset by a decline in investment securities. The net interest margin in the first quarter of 2005 was 4.08 percent, compared with 4.29 percent in the first quarter of 2004. The decline in the net interest margin reflected the current lending environment, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Since the first quarter of 2004, credit spreads have tightened by approximately 14 basis points across most lending products due to competitive pricing and a higher proportion of lower spread credit products. The net interest margin also declined due to higher short-term rates and asset/liability decisions designed to maintain a neutral rate risk position, including a 40 percent reduction in the net receive fixed swap position between March 31, 2004, and March 31, 2005. Lower prepayment fees also contributed to the year-over-year decline. Increases in the value of deposits and net free funds helped to partially offset these factors.
     Average loans for the first quarter of 2005 were $8.8 billion (7.4 percent) higher than the first quarter of 2004, driven by growth in average retail loans of $3.8 billion (9.5 percent), residential mortgages of $2.2 billion (16.3 percent) and total commercial loans of $2.5 billion (6.4 percent). Total commercial real estate loans also increased slightly year-over-year by $394 million (1.5 percent) relative to the first quarter of 2004.
     Average investment securities in the first quarter of 2005 were $1.9 billion (4.3 percent) lower than in the first quarter of 2004. The decline principally reflected the repositioning of the investment portfolio in mid-2004 as part of asset/liability risk management decisions to acquire variable-rate and shorter-term fixed-rate securities while selling more longer-term fixed-rate mortgage-backed securities. During the first quarter of 2005, the Company retained its mix of approximately 39 percent variable-rate securities while investing in some principal-only and fixed-rate securities to economically hedge the MSR portfolio against a flattening yield curve. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits for the first quarter of 2005 were lower than the first quarter of 2004 by $608 million (2.1 percent). The year-over-year change in the average balance of noninterest-bearing deposits was impacted by product changes in the Consumer Banking business line. In late 2004, the Company migrated approximately $1.3 billion of noninterest-bearing deposit balances to interest checking

Table 2	Analysis of Net Interest Income

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,442	$2,265	$177
Expense on interest-bearing liabilities	691	486	205

Net interest income (taxable-equivalent basis)	$1,751	$1,779	$(28)

Net interest income, as reported	$1,744	$1,772	$(28)

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.69%	5.47%	.22%
Rate paid on interest-bearing liabilities	1.97	1.45	.52

Gross interest margin (taxable-equivalent basis)	3.72%	4.02%	(.30)%

Net interest margin (taxable-equivalent basis)	4.08%	4.29%	(.21)%

Average balances
Investment securities	$42,813	$44,744	$(1,931)
Loans	127,654	118,810	8,844
Earning assets	173,294	166,359	6,935
Interest-bearing liabilities	142,052	134,966	7,086
Net free funds (b)	31,242	31,393	(151)

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

4	U.S. Bancorp

accounts as an enhancement to its Silver Elite Checking product. Average branch-based noninterest-bearing deposits in the first quarter of 2005, excluding the migration of certain high-value customers to Silver Elite Checking, were higher by approximately $599 million (5.4 percent) over the same quarter of 2004. Average noninterest-bearing deposits in other areas, including commercial banking, private client, corporate trust, and mortgage, also increased year-over-year. These favorable variances were offset, however, by expected declines in average noninterest-bearing deposits in corporate banking as business customers utilized their excess liquidity.
     Average total savings products declined year-over-year by $1.9 billion (3.0 percent), principally due to a reduction in average money market account balances, partially offset by higher interest checking and savings accounts balances. Average branch-based interest checking deposits increased by $2.6 billion (18.0 percent) over the same quarter of 2004, in part, due to the change in the Silver Elite Checking product, as well as new account growth. Average branch-based interest checking deposits, excluding Silver Elite Checking, were higher by approximately $1.3 billion (9.2 percent) year-over-year. This positive variance in branch-based interest checking account deposits was partially offset by reductions in other areas, including broker dealer and institutional trust. Average money market account balances declined by $4.1 billion (12.0 percent) year-over-year, with the largest declines in government banking, national corporate banking, and the branches. These reductions were partially offset by strong growth in corporate trust deposits. The overall decrease in average money market account balances year-over-year was the result of the Company’s deposit pricing decisions in selected markets, given modest loan growth and excess liquidity throughout 2004. A portion of the money market balances migrated to time deposits greater than $100,000 as rates increased on the time deposit products.
     Average time certificates less than $100,000 were lower in the first quarter of 2005 than the first quarter of 2004 by $640 million (4.7 percent), as older, higher rate certificates continued to mature. This reduction was more than offset by an increase year-over-year of average time deposits greater than $100,000, most notably in corporate banking.
Provision for Credit Losses The provision for credit losses was $172 million for the first quarter of 2005, and $235 million for the first quarter of 2004, a year-over-year decrease of $63 million (26.8 percent). The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs in the first quarter of 2005 were $172 million, compared with $234 million in the first quarter of 2004. The decline in losses from a year ago was primarily the result of declining levels of stressed and nonperforming loans, continuing collection efforts and improving economic conditions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in the first quarter of 2005 was $1,382 million, compared with $1,318 million in the first quarter of 2004. The increase in noninterest income of $64 million (4.9 percent), was driven by favorable variances in the majority of fee income categories, partially offset by a $59 million increase in losses on the sale of securities.
     Credit and debit card revenue and corporate payment products revenue were both higher in the first quarter of 2005 than the first quarter of 2004 by $12 million, or 8.5 percent and 12.6 percent, respectively. The growth in credit and debit card revenue was driven by higher transaction volumes and rate changes. The corporate payment products revenue growth reflected growth in sales, card usage, rate changes and the recent acquisition of a small aviation card business. ATM processing services revenue was higher by $5 million (11.9 percent) in the first quarter of 2005 than the same quarter of the prior year due to increases in transaction volumes and sales. Merchant processing services revenue was higher in the first quarter of 2005 than the same quarter of 2004 by $37 million (26.2 percent), reflecting an increase in same store sales volume, new business, higher equipment fees, and the recent expansion of the Company’s merchant acquiring business in Europe. The recent European acquisitions accounted for approximately $26 million of the total increase. Deposit service charges were higher year-over-year by $25 million (13.5 percent) due to account growth, revenue enhancement initiatives and higher transaction-related fees. The favorable variance year-over-year in mortgage banking revenue of $8 million (8.5 percent) was primarily due to higher loan servicing revenue. Other income was higher by $51 million (49.5 percent), primarily due to higher income from equity investments relative to the same quarter of 2004. Partially offsetting these positive variances year-over-year were commercial products revenue, treasury management fees and trust and investment management fees, which declined by

U.S. Bancorp	5

$14 million (12.7 percent), $11 million (9.3 percent), and $2 million (.8 percent), respectively. Commercial products revenue declined due to reductions in loan syndication fees and leasing revenues. The decrease in treasury management fees was primarily due to higher earnings credit on customers’ compensating balances. Trust and investment management fees declined as revenues generated by favorable equity market valuations and core balance growth were more than offset by a change in the mix of fund balances and customers’ migration from paying for services with fees to paying with compensating balances.
Noninterest Expense Noninterest expense in the first quarter of 2005 was $1,331 million, compared with $1,455 million in the first quarter of 2004. The decrease of $124 million (8.5 percent) was primarily driven by the $163 million favorable change in the valuation of mortgage servicing rights, as well as the decrease of $35 million in debt prepayment charges relative to the first quarter of 2004. Offsetting these favorable variances were increases in compensation, employee benefits, professional services, marketing and business development, technology and communications, postage, printing and supplies and other expense. Included in the first quarter of 2005 was approximately $31 million related to the recent European merchant acquiring acquisitions completed during 2004. Compensation expense was higher year-over-year by $31 million (5.8 percent), principally due to business expansion of in-store branches, the expansion of the Company’s merchant acquiring business in Europe and other initiatives. Employee benefits increased year-over-year by $16 million (16.0 percent), primarily as a result of higher pension expense and payroll taxes. Professional services and marketing and business development were higher in the first quarter of 2005 than the first quarter of 2004 by $4 million (12.5 percent) and $8 million (22.9 percent), respectively, due to general growth in business activity and timing of marketing programs. Technology and communications expense rose by $4 million (3.9 percent), reflecting technology investments that increased software expense amortization, in addition to outside data processing. Other expense was higher in the first quarter than the same quarter of 2004 by $4 million (2.3 percent), primarily due to increases in loan-related expense, affordable housing operating costs and processing costs for payment services products, the result of increases in transaction volume year-over-year.

Table 3	Noninterest Income

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2005	2004	Change

Credit and debit card revenue	$154	$142	8.5%
Corporate payment products revenue	107	95	12.6
ATM processing services	47	42	11.9
Merchant processing services	178	141	26.2
Trust and investment management fees	247	249	(.8)
Deposit service charges	210	185	13.5
Treasury management fees	107	118	(9.3)
Commercial products revenue	96	110	(12.7)
Mortgage banking revenue	102	94	8.5
Investment products fees and commissions	39	39	—
Securities losses, net	(59)	—	*
Other	154	103	49.5

Total noninterest income	$1,382	$1,318	4.9%

*	Not meaningful

6	U.S. Bancorp

Income Tax Expense The provision for income taxes was $552 million (an effective rate of 34.0 percent) for the first quarter of 2005, compared with $392 million (an effective rate of 28.0 percent) for the first quarter of 2004. The first quarter of 2004 included a $90 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $128.9 billion at March 31, 2005, compared with $126.3 billion at December 31, 2004, an increase of $2.6 billion (2.1 percent). The increase in total loans was driven by growth in commercial loans, residential mortgages and to a lesser extent by retail loans. Commercial loans, including lease financing, totaled $41.5 billion at March 31, 2005, compared with $40.2 billion at December 31, 2004, an increase of $1.4 billion (3.4 percent). The increase in commercial loans was driven by new customer relationships, increases in corporate card balances and to a lesser extent, increased utilization under lines of credit by commercial customers. The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.4 billion at March 31, 2005, compared with $27.6 billion at December 31, 2004.
     Residential mortgages held in the loan portfolio were $16.6 billion at March 31, 2005, compared with $15.4 billion at December 31, 2004, an increase of $1.2 billion (7.8 percent) from December 31, 2004. The increase in residential mortgages was primarily the result of an increase in consumer finance originations and asset/liability risk management decisions to retain a greater portion of the Company’s adjustable-rate loan production.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $43.4 billion at March 31, 2005, compared with $43.2 billion at December 31, 2004. The growth of $.2 billion was driven primarily by an increase in installment and student loans, partially offset by reduced credit card activity due to seasonality.
Loans Held for Sale Loans held for sale, consisting of residential mortgages to be sold in the secondary market, were $1.6 billion at March 31, 2005, compared with $1.4 billion at December 31, 2004. The increase of $.2 billion (13.6 percent) was primarily due to stronger mortgage banking activities caused by a mid-quarter decline in interest rates and the timing of loan originations and sales during the first quarter of 2005.
Investment Securities At March 31, 2005, investment securities, both available-for-sale and held-to-maturity, totaled $43.1 billion, compared with $41.5 billion at December 31, 2004. The $1.6 billion (3.9 percent) increase primarily reflected purchases of $6.6 billion of securities, partially offset by sales, along with maturities and prepayments. During the quarter, securities transactions were principally related to asset/liability management decisions intended to maintain a substantively neutral interest rate risk position. As of March 31, 2005, and December 31, 2004, approximately 39 percent of the investment securities

Table 4	Noninterest Expense

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2005	2004	Change

Compensation	$567	$536	5.8%
Employee benefits	116	100	16.0
Net occupancy and equipment	154	156	(1.3)
Professional services	36	32	12.5
Marketing and business development	43	35	22.9
Technology and communications	106	102	3.9
Postage, printing and supplies	63	62	1.6
Other intangibles	71	226	(68.6)
Debt prepayment	—	35	*
Other	175	171	2.3

Total noninterest expense	$1,331	$1,455	(8.5)%

Efficiency ratio (a)	41.7%	47.0%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp	7

portfolio represented adjustable-rate financial instruments. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.
Deposits Total deposits were $119.7 billion at March 31, 2005, compared with $120.7 billion at December 31, 2004, a decrease of $1.0 billion (.8 percent). The decrease in total deposits was primarily the result of declines in non-interest bearing deposits and money market accounts, partially offset by increases in time deposits greater than $100,000, time

Table 5	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
March 31, 2005 (Dollars in Millions)	Cost	Value	Years	Yield (c)	Cost	Value	Years	Yield (c)

U.S. Treasury and agencies
Maturing in one year or less	$145	$145	.34	2.97%	$—	$—	—	—%
Maturing after one year through five years	52	53	3.05	5.21	—	—	—	—
Maturing after five years through ten years	26	27	7.44	4.94	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$223	$225	1.80	3.71%	$—	$—	—	—%

Mortgage-backed securities (a)
Maturing in one year or less	$1,037	$1,040	.55	4.39%	$—	$—	—	—%
Maturing after one year through five years	22,194	21,777	3.90	4.40	10	10	3.05	5.04
Maturing after five years through ten years	17,929	17,590	6.71	4.67	—	—	—	—
Maturing after ten years	1,233	1,241	13.85	4.21	—	—	—	—

Total	$42,393	$41,648	5.30	4.51%	$10	$10	3.05	5.04%

Asset-backed securities (a)
Maturing in one year or less	$30	$30	.58	5.61%	$—	$—	—	—%
Maturing after one year through five years	15	15	1.76	5.36	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$45	$45	.97	5.53%	$—	$—	—	—%

Obligations of state and political subdivisions
Maturing in one year or less	$78	$79	.44	7.32%	$2	$3	.55	6.77%
Maturing after one year through five years	85	88	2.47	7.23	33	34	2.49	6.51
Maturing after five years through ten years	6	6	6.36	7.69	21	23	7.28	7.24
Maturing after ten years	1	1	17.50	5.25	37	38	15.47	6.74

Total	$170	$174	1.76	7.28%	$93	$98	8.72	6.77%

Other debt securities
Maturing in one year or less	$265	$264	.10	2.21%	$3	$3	.37	6.75%
Maturing after one year through five years	71	72	2.35	12.99	11	11	2.75	5.81
Maturing after five years through ten years	—	—	—	—	4	4	5.31	3.21
Maturing after ten years	499	494	22.10	3.56	—	—	—	—

Total	$835	$830	13.44	3.94%	$18	$18	2.90	5.39%

Other investments	$62	$60	—	—%	$—	$—	—	—%

Total investment securities (b)	$43,728	$42,982	5.42	4.50%	$121	$126	7.38	6.42%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.

(b)	The weighted average maturity of the available-for-sale investment securities was 4.45 years at December 31, 2004, with a corresponding weighted-average yield of 4.43%. The weighted-average maturity of the held-to-maturity investment securities was 6.19 years at December 31, 2004, with a corresponding weighted-average yield of 6.28%.

(c)	Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2005		December 31, 2004

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$223	.5%	$684	1.6%
Mortgage-backed securities	42,403	96.7	39,820	95.4
Asset-backed securities	45	.1	64	.2
Obligations of state and political subdivisions	263	.6	303	.7
Other securities and investments	915	2.1	881	2.1

Total investment securities	$43,849	100.0%	$41,752	100.0%

8	U.S. Bancorp

certificates of deposit less than $100,000 and savings products.
     Noninterest-bearing deposits were $28.9 billion at March 31, 2005, compared with $30.8 billion at December 31, 2004, a decrease of $1.9 billion (6.1 percent), primarily due to seasonality of corporate trust deposits and declining corporate banking deposits.
     Interest-bearing deposits totaled $90.8 billion at March 31, 2005, compared with $90.0 billion at December 31, 2004, an increase of $.9 billion (.9 percent). The increase in interest-bearing deposits was primarily due to increases in time deposits greater than $100,000 of $1.0 billion (5.8 percent), along with increases in time certificates of deposit less than $100,000 of $.4 billion (2.9 percent) and savings accounts of $.2 billion (3.0 percent). The Company also experienced growth in interest checking deposits. These increases were partially offset by a decrease of $.8 billion (2.5 percent) in money market accounts. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The decrease in money market savings account balances reflects the Company’s deposit pricing decisions in selected markets, given modest loan growth and excess liquidity and a migration of some customer balances to time deposits.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $14.3 billion at March 31, 2005, compared with $13.1 billion at December 31, 2004. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $1.2 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth. Long-term debt was $38.1 billion at March 31, 2005, compared with $34.7 billion at December 31, 2004, an increase of $3.3 billion. The increase in long-term debt was primarily driven by the issuance of $2.7 billion of bank notes and the addition of $2.0 billion of Federal Home Loan Bank (“FHLB”) advances, partially offset by long-term debt maturities of $2.0 billion. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	9

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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Economic conditions during the first quarter of 2005 have improved from the first quarter of 2004, as reflected in improved unemployment rates and bankruptcy levels, favorable trends related to corporate profits and consumer spending for retail goods and services. Relative to December 31, 2004, economic conditions are relatively unchanged with somewhat higher energy costs and some increasing inflationary trends. The Federal Reserve Bank continued its measured approach to increasing short-term interest rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth.
Analysis of Nonperforming Assets The level of nonperforming assets represents an indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At March 31, 2005, total nonperforming assets were $665 million, compared with $748 million at December 31, 2004. The ratio of total nonperforming assets to total loans and other real estate decreased to ..52 percent at March 31, 2005, compared with ..59 percent at December 31, 2004. While nonperforming assets are expected to continue to decline slightly during the next few quarters, the ongoing level of nonperforming assets is not expected to decline much further after mid-2005.

10	U.S. Bancorp

Table 6	Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2005	2004

Commercial
Commercial	$254	$289
Lease financing	70	91

Total commercial	324	380
Commercial real estate
Commercial mortgages	159	175
Construction and development	21	25

Total commercial real estate	180	200
Residential mortgages	41	43
Retail
Retail leasing	—	—
Other retail	16	17

Total retail	16	17

Total nonperforming loans	561	640
Other real estate	66	72
Other assets	38	36

Total nonperforming assets	$665	$748

Restructured loans accruing interest (b)	$7	$10
Accruing loans 90 days or more past due	$285	$294
Nonperforming loans to total loans	.44%	.51%
Nonperforming assets to total loans plus other real estate	.52%	.59%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2004	$619	$129	$748
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	73	10	83
Advances on loans	20	—	20

Total additions	93	10	103
Reductions in nonperforming assets
Paydowns, payoffs	(69)	(11)	(80)
Net sales	(23)	—	(23)
Return to performing status	(25)	(4)	(29)
Charge-offs (c)	(53)	(1)	(54)

Total reductions	(170)	(16)	(186)

Net reductions in nonperforming assets	(77)	(6)	(83)

Balance March 31, 2005	$542	$123	$665

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	11

     The Company had restructured loans of $58 million at March 31, 2005, compared with $68 million at December 31, 2004. Commitments to lend additional funds under restructured loans were $2 million as of March 31, 2005, compared with $12 million as of December 31, 2004. Restructured loans performing under the restructured terms beyond a specific timeframe are reported as accruing. Of the Company’s total restructured loans at March 31, 2005, $7 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $285 million at March 31, 2005, compared with $294 million at December 31, 2004. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans was ..22 percent at March 31, 2005, compared with ..23 percent at December 31, 2004.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.

Table 7	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2005	2004

Commercial
Commercial	.06%	.05%
Lease financing	—	.02

Total commercial	.06	.05
Commercial real estate
Commercial mortgages	—	—
Construction and development	.07	—

Total commercial real estate	.02	—
Residential mortgages	.41	.46
Retail
Credit card	1.80	1.74
Retail leasing	.04	.08
Other retail	.24	.29

Total retail	.43	.47

Total loans	.22%	.23%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2005	2004

Commercial	.84%	.99%
Commercial real estate	.68	.73
Residential mortgages (a)	.66	.74
Retail	.47	.51

Total loans	.66%	.74%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 4.68 percent at March 31, 2005, and 5.19 percent at December 31, 2004.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2005	2004	2005	2004

Residential mortgages
30-89 days	$86	$108	.52%	.70%
90 days or more	68	70	.41	.46
Nonperforming	41	43	.25	.28

Total	$195	$221	1.18%	1.44%

Retail
Credit card
30-89 days	$136	$142	2.17%	2.15%
90 days or more	113	115	1.80	1.74
Nonperforming	—	—	—	—

Total	$249	$257	3.97%	3.89%
Retail leasing
30-89 days	$44	$59	.61%	.83%
90 days or more	3	6	.04	.08
Nonperforming	—	—	—	—

Total	$47	$65	.65%	.91%
Other retail
30-89 days	$199	$224	.67%	.76%
90 days or more	72	84	.24	.29
Nonperforming	16	17	.05	.05

Total	$287	$325	.96%	1.10%

     In general, delinquency ratios for retail loans continued to improve relative to December 31, 2004, reflecting current economic conditions and ongoing risk management and underwriting practices of the Company. The slight increase in credit card delinquencies principally reflects seasonal impacts subsequent to the holidays.
Analysis of Loan Net Charge-Offs Total loan net charge-offs decreased $62 million to $172 million in the first quarter of 2005, compared with $234 million in the first quarter of 2004. The ratio of total loan net charge-offs to average loans was .55 percent in the first quarter of 2005, compared with .79 percent in the first quarter of 2004. The overall level of net charge-offs in the first quarter of 2005 reflected the Company’s ongoing efforts to reduce the overall risk profile of the organization and the stable economic conditions.
     Commercial and commercial real estate loan net charge-offs for the first quarter of 2005 were $33 million (.20 percent of average loans outstanding), compared with $84 million (.51 percent of average loans outstanding) in the first quarter of 2004. The year-over-year improvement from the first quarter of 2004 was broad-based across most industries within the commercial loan portfolio.
     Retail loan net charge-offs for the first quarter of 2005 were $130 million (1.22 percent of average loans outstanding), compared with $143 million (1.45 percent of average loans outstanding) for the first quarter of 2004. Lower levels of retail loan net charge-offs principally reflected the Company’s ongoing improvement in collection efforts and risk management.

U.S. Bancorp	13

Table 8	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,

	2005	2004

Commercial
Commercial	.16%	.65%
Lease financing	1.07	1.72

Total commercial	.27	.78
Commercial real estate
Commercial mortgages	.08	.08
Construction and development	.11	.31

Total commercial real estate	.09	.13
Residential mortgages	.23	.21
Retail
Credit card	4.11	4.31
Retail leasing	.45	.71
Home equity and second mortgages	.46	.60
Other retail	1.09	1.40

Total retail	1.22	1.45

Total loans	.55%	.79%

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
The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Average Loan		Percent of
	Amount		Average Loans
Three Months Ended March 31
(Dollars in Millions)	2005	2004	2005	2004

Consumer Finance (a)
Residential mortgages	$5,121	$4,178	.55%	.39%
Home equity and second mortgages	2,657	2,174	1.68	2.41
Other retail	382	402	5.31	5.00
Traditional Branch
Residential mortgages	$10,706	$9,432	.08%	.13%
Home equity and second mortgages	12,187	11,202	.20	.25
Other retail	14,485	13,711	.98	1.29
Total Company
Residential mortgages	$15,827	$13,610	.23%	.21%
Home equity and second mortgages	14,844	13,376	.46	.60
Other retail	14,867	14,113	1.09	1.40

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
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

14	U.S. Bancorp

Table 9	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004

Balance at beginning of period	$2,269	$2,369
Charge-offs
Commercial
Commercial	32	83
Lease financing	23	32

Total commercial	55	115
Commercial real estate
Commercial mortgages	6	9
Construction and development	2	5

Total commercial real estate	8	14
Residential mortgages	10	8
Retail
Credit card	73	70
Retail leasing	11	13
Home equity and second mortgages	21	23
Other retail	53	62

Total retail	158	168

Total charge-offs	231	305
Recoveries
Commercial
Commercial	18	29
Lease financing	10	11

Total commercial	28	40
Commercial real estate
Commercial mortgages	2	5
Construction and development	—	—

Total commercial real estate	2	5
Residential mortgages	1	1
Retail
Credit card	8	7
Retail leasing	3	2
Home equity and second mortgages	4	3
Other retail	13	13

Total retail	28	25

Total recoveries	59	71
Net Charge-offs
Commercial
Commercial	14	54
Lease financing	13	21

Total commercial	27	75
Commercial real estate
Commercial mortgages	4	4
Construction and development	2	5

Total commercial real estate	6	9
Residential mortgages	9	7
Retail
Credit card	65	63
Retail leasing	8	11
Home equity and second mortgages	17	20
Other retail	40	49

Total retail	130	143

Total net charge-offs	172	234

Provision for credit losses	172	235

Balance at end of period	$2,269	$2,370

Components
Allowance for loan losses	$2,082	$2,186
Liability for unfunded credit commitments	187	184

Total allowance for credit losses	$2,269	$2,370

Allowance for credit losses as a percentage of
Period-end loans	1.76%	1.98%
Nonperforming loans	404	258
Nonperforming assets	341	226
Annualized net charge-offs	325	252

U.S. Bancorp	15

     At March 31, 2005, the allowance for credit losses was $2,269 million (1.76 percent of loans), compared with an allowance of $2,269 million (1.80 percent of loans) at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 404 percent at March 31, 2005, compared with 355 percent at December 31, 2004. The ratio of the allowance for credit losses to annualized loan net charge-offs was 325 percent at March 31, 2005, compared with 296 percent at December 31, 2004.
     Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2005, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, the accruing loans 90 days or more past due, and delinquency ratios in most loan categories compared with December 31, 2004. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages balances, and their relative credit risk were evaluated compared with other banks. Finally, the Company considers current economic conditions that might impact the portfolio.
Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds under this insurance program if, in the aggregate, there is a net loss for such period. In addition, the Company obtains separate residual value insurance for all vehicles at lease inception where end-of-lease term settlement is based solely on the residual value of the individual leased vehicles. Under this program, the potential recovery is computed for each individual vehicle sold and does not allow the insurance carrier to offset individual determined losses with gains from other leases. This individual vehicle coverage is included in the calculation of minimum lease payments when making the capital lease assessment. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.
     Included in the retail leasing portfolio was approximately $4.1 billion of retail leasing residuals at March 31, 2005, compared with $4.0 billion at December 31, 2004. At March 31, 2005, the commercial leasing portfolio had $739 million of residuals, compared with $769 million at December 31, 2004. No significant change in the concentration of the portfolios has occurred since December 31, 2004.
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

16	U.S. Bancorp

     The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. Business managers ensure that the controls are appropriate and are implemented as designed.
     Each business line within the Company has designated risk managers. These risk managers are responsible for, among other things, coordinating the completion of ongoing risk assessments and ensuring that operational risk management is integrated into business decision-making activities. Business continuation and disaster recovery planning are also critical to effectively manage operational risks. Each business unit of the Company is required to develop, maintain and test these plans at least annually to ensure that recovery activities, if needed, can support mission critical functions including technology, networks and data centers supporting customer applications and business operations. The Company’s internal audit function validates the system of internal controls through risk-based, regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.
     Customer-related business conditions may also increase operational risk or the level of operational losses in certain transaction processing business units, including merchant processing activities. Ongoing risk monitoring of customer activities and their financial condition and operational processes serve to mitigate customer-related operational risk. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on merchant processing.
     While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of a disaster. On an ongoing basis, management makes process changes and investments to enhance its systems of internal controls and business continuity and disaster recovery plans.
Interest Rate Risk Management In the banking industry, changes in interest rates is a significant risk that can impact earnings, market valuations and safety and soundness of the entity. To minimize the volatility of net interest income and of the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with ALPC management policies, including interest rate risk exposure. The Company uses Net Interest Income Simulation Analysis and Market Value of Equity Modeling for measuring and analyzing consolidated interest rate risk.
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

U.S. Bancorp	17

Sensitivity of Net Interest Income and Rate Sensitive Income

	March 31, 2005					December 31, 2004

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	(.04)%	(.18)%	*	%	(.72)%	(.49)%	.04%	*	%	(.19)%
Rate sensitive income	.05%	(.35)%	*	%	(1.23)%	(.40)%	(.13)%	*	%	(.69)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.
     The table above summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At March 31, 2005, the Company’s overall interest rate risk position was slightly liability sensitive to changes in interest rates. Rate sensitive income includes net interest income as well as other income items that are sensitive to interest rates, including asset management fees, mortgage banking and the impact from compensating deposit balances. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. At March 31, 2005, and December 31, 2004, the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at March 31, 2005. The up 200 basis point scenario resulted in a 4.0 percent decrease in the market value of equity at March 31, 2005, compared with a 2.7 percent decrease at December 31, 2004. The down 200 basis point scenario resulted in a 2.5 percent decrease in the market value of equity at March 31, 2005, compared with a 4.2 percent decrease at December 31, 2004. At March 31, 2005, and December 31, 2004, the Company was within its policy guidelines.
     The valuation analysis is dependent upon certain key assumptions about the nature of assets and liabilities with non-contractual maturities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of March 31, 2005, were well within policy guidelines. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.74 years at March 31, 2005, compared with 1.68 years at December 31, 2004. The duration of liabilities was 1.96 years at March 31, 2005, compared with 2.02 years at December 31, 2004. After giving effect to the Company’s derivative positions and mortgage servicing valuation, the estimated duration of equity was 1.39 years at March 31, 2005, compared with .12 years at December 31, 2004. The duration of equity measure shows that sensitivity of the market value of equity of the Company was slightly liability sensitive to changes in interest rates.
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

18	U.S. Bancorp

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
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $39 billion of total notional amount of asset and liability management derivative positions at March 31, 2005, $35 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations. In addition, the Company uses forward commitments to

Table 10	Derivative Positions

	March 31, 2005			December 31, 2004

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$21,395	$13	5.33	$20,070	$379	5.25
Pay fixed/receive floating swaps	12,475	124	1.25	10,775	56	1.42
Futures and forwards	2,978	16	.12	2,262	(4)	.12
Options
Written	1,509	—	.14	1,059	1	.15
Foreign exchange forward contracts	240	3	.03	314	(12)	.04
Equity contracts	55	(3)	4.05	53	4	4.29

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$6,902	$(29)	4.83	$6,708	$76	4.67
Pay fixed/receive floating swaps	6,858	66	4.83	6,682	(40)	4.67
Options
Purchased	1,188	9	2.83	1,099	7	3.00
Written	1,188	(9)	2.83	1,099	(7)	3.00
Risk participation agreements (a)
Purchased	138	—	6.88	137	—	7.13
Written	98	—	3.43	84	—	2.93
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,323	61	.33	2,047	80	.31
Sell	2,280	(55)	.34	2,015	(76)	.33
Options
Purchased	67	1	.44	77	1	.59
Written	67	(1)	.44	77	(1)	.59

(a)	At March 31, 2005, the credit equivalent amount was $1 million and $9 million, compared with $1 million and $7 million at December 31, 2004, for purchased and written risk participation agreements, respectively.

U.S. Bancorp	19

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
     At March 31, 2005, the Company had $38 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2005 and the next 12 months is $35 million and $45 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the first quarter of 2005. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was an increase of $3 million for the first quarter of 2005. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the first quarter of 2005.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for first quarter of 2005 was not material.
     The notional amount of receive fixed/pay floating interest rate swaps was $21.4 billion at March 31, 2005, compared with $20.1 billion at December 31, 2004. The $1.3 billion increase was related to the issuance of new long-term debt instruments. However, the Company’s overall strategy is to continue to decrease the level of receive fixed/pay floating interest rate swaps. Table 10 summarizes information on the Company’s derivative positions at March 31, 2005, and December 31, 2004.
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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $20 million at March 31, 2005, and December 31, 2004. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $1 million at March 31, 2005, compared with $2 million at December 31, 2004.

20	U.S. Bancorp

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
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On January 18, 2005, Moody’s Investors Service upgraded the Company’s senior long-term debt rating to “Aa2” and U.S. Bank National Association’s long-term debt and deposit ratings to “Aa1.” At January 18, 2005, the credit ratings outlook for the Company was considered “Stable” by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At both March 31, 2005, and December 31, 2004, parent company long-term debt outstanding was $6.9 billion. During the first quarter of 2005, the parent company had issuances of $.3 billion of junior subordinated debentures, offset by medium-term note maturities of $.3 billion. Total parent company debt scheduled to mature in the remainder of 2005 is $1.1 billion. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.7 billion at March 31, 2005.
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
     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit, lease commitments and various forms of guarantees that may be considered off-balance sheet arrangements. The nature and extent of these arrangements are provided in Note 11 of the Notes to Consolidated Financial Statements.
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

U.S. Bancorp	21

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
     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets of $5.2 billion at March 31, 2005, and $5.7 billion at December 31, 2004. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $5.2 billion at March 31, 2005, and $5.7 billion at December 31, 2004. The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $29 million at March 31, 2005, and $32 million at December 31, 2004. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $48 million at March 31, 2005, and $57 million at December 31, 2004.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $348 million at March 31, 2005, of which the Company retained $70 million of subordinated securities and a residual interest-only strip of $34 million. This compared with $375 million in assets at December 31, 2004, of which the Company retained $85 million of subordinated securities and a residual interest-only strip of $36 million. The securitization trust issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. From this securitization, the Company recognizes income from subordinated securities, an interest-only strip and servicing fees, net of impairment. The Company recognized a loss of $1 million in the first quarter of 2005, compared with income of $6 million in the first quarter of 2004. The unsecured small business credit securitization held average assets of $364 million and $486 million in the first quarter of 2005 and 2004, respectively.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 108 percent of earnings in the first quarter of 2005. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $19.2 billion at March 31, 2005, compared with $19.5 billion at December 31, 2004. The decrease was the result of share buybacks and dividends offset by corporate earnings.
     Tangible common equity to assets was 6.2 percent at March 31, 2005, compared with 6.4 percent at December 31, 2004. The Tier 1 capital ratio was 8.6 percent at both March 31, 2005, and December 31, 2004. The total risk-based capital ratio was 13.3 percent at March 31, 2005, compared with 13.1 percent at December 31, 2004. The leverage ratio was 7.9 percent at both March 31, 2005, and December 31, 2004. All regulatory ratios continue to be in excess of stated “well-capitalized” requirements.

Table 11	Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2005	2004

Tangible common equity	$11,894	$11,950
As a percent of tangible assets	6.2%	6.4%
Tier 1 capital	$14,943	$14,720
As a percent of risk-weighted assets	8.6%	8.6%
As a percent of adjusted quarterly average assets (leverage ratio)	7.9%	7.9%
Total risk-based capital	$23,099	$22,352
As a percent of risk-weighted assets	13.3%	13.1%

22	U.S. Bancorp

     On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the next 24 months.
The following table provides a detailed analysis of all shares repurchased under this authorization during the first quarter of 2005:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased (a)	Per Share	Purchased

January	4,104,459	$30.33	140,855,329
February	10,013,387	30.07	130,841,942
March	6,173,569	29.00	124,668,373

Total	20,291,415	$29.80	124,668,373

(a)	All shares purchased during the first quarter of 2005 were purchased under the publicly announced December 21, 2004, repurchase authorization.
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
Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. Funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services primarily measured by the volume of customer activities, number of employees or other relevant factors. These allocated expenses are reported as net shared services expense within noninterest expense. Certain corporate activities that do not directly support the operations of the lines of business are not charged to the lines of business. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management and Payment Services lines of business is based on net charge-offs, while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as Trust and Asset Management, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements.
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2005, certain organization and methodology changes were made and, accordingly, 2004 results were restated and presented on a comparable basis.

U.S. Bancorp	23

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $270 million of the Company’s net income in the first quarter of 2005, compared with $240 million in the first quarter of 2004, an increase of $30 million (12.5 percent). The increase in net income in the first quarter of 2005 was driven by higher total net revenue and a reduction in the provision for credit losses, partially offset by an increase in noninterest expense, compared with the first quarter of 2004.
     Total net revenue increased $23 million (3.9 percent) in the first quarter of 2005, compared with the first quarter of 2004. Net interest income, on a taxable-equivalent basis, increased $8 million (2.1 percent) in the first quarter of 2005, compared with the first quarter of 2004. The increase in net interest income was driven by growth in average loan balances (4.7 percent) and increased net interest spread on total deposits due to the funding benefit associated with the impact of rising interest rates during the last three quarters, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was driven by stronger commercial loan demand in late 2004 and the first quarter of 2005. Total deposits increased 10.1 percent year-over-year driven by growth in time deposits, partially offset by decreases in noninterest-bearing deposits, interest checking and saving products. Total noninterest income increased $15 million (7.5 percent) in the first quarter of 2005 to $214 million, compared with $199 million in the first quarter of 2004. The increase in noninterest income in the first quarter of 2005 was due to higher revenue from equity investments, partially offset by reductions in treasury management-related fees, equipment leasing, syndication fees and securities gains (losses). Treasury management-related fees were lower primarily due to higher interest earnings credit on customers’ compensating balances and the impact of an industry-wide shift of payments from paper-based to electronic and card-based transactions. Equipment leasing revenue declined due to lower end of term lease residual gains.
     Noninterest expense was $184 million in the first quarter of 2005, compared with $178 million in the first quarter of 2004. The $6 million (3.4 percent) increase was primarily driven by higher personnel-related costs, loan workout expenses and net shared services expense. The increase in loan workout expenses was due to higher leasing inventory write-downs.

Table 12	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended March 31 (Dollars in Millions)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$398	$390	2.1%	$959	$876	9.5%
Noninterest income	218	198	10.1	465	438	6.2
Securities gains (losses), net	(4)	1	*	(54)	—	*

Total net revenue	612	589	3.9	1,370	1,314	4.3
Noninterest expense	180	173	4.0	643	628	2.4
Other intangibles	4	5	(20.0)	10	170	(94.1)

Total noninterest expense	184	178	3.4	653	798	(18.2)

Income before provision and income taxes	428	411	4.1	717	516	39.0
Provision for credit losses	3	34	(91.2)	80	108	(25.9)

Income before income taxes	425	377	12.7	637	408	56.1
Income taxes and taxable-equivalent adjustment	155	137	13.1	232	148	56.8

Net income	$270	$240	12.5	$405	$260	55.8

Average Balance Sheet Data
Commercial	$27,913	$25,767	8.3%	$8,130	$8,127	—%
Commercial real estate	15,660	15,828	(1.1)	11,122	10,517	5.8
Residential mortgages	61	65	(6.2)	15,389	13,253	16.1
Retail	48	51	(5.9)	33,132	29,983	10.5

Total loans	43,682	41,711	4.7	67,773	61,880	9.5
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	76	95	(20.0)	1,116	986	13.2
Assets	49,605	47,958	3.4	75,472	69,423	8.7
Noninterest-bearing deposits	11,920	12,396	(3.8)	13,077	13,765	(5.0)
Interest checking	3,594	3,846	(6.6)	17,020	14,418	18.0
Savings products	5,213	7,217	(27.8)	25,540	27,813	(8.2)
Time deposits	11,041	5,393	*	16,484	16,524	(.2)

Total deposits	31,768	28,852	10.1	72,121	72,520	(.6)
Shareholders’ equity	5,091	5,100	(.2)	6,415	6,336	1.2

*	Not meaningful

24	U.S. Bancorp

     The provision for credit losses was $3 million and $34 million in the first quarter of 2005 and the first quarter of 2004, respectively, a decline of $31 million (91.2 percent). The decrease in the provision for credit losses for Wholesale Banking was due to lower net charge-offs, which declined to .03 percent of average loans in the first quarter of 2005 from .33 percent of average loans in the first quarter of 2004. The reduction in net charge-offs was attributable to improvements in credit quality driven by initiatives taken by the Company during the past three years, including asset workout strategies and reductions in commitments to certain industries and customers. Nonperforming assets within Wholesale Banking were $330 million at March 31, 2005, $387 million at December 31, 2004, and $616 million at March 31, 2004. Nonperforming assets as a percentage of end-of-period loans were .75 percent at March 31, 2005, .90 percent at December 31, 2004, and 1.45 percent at March 31, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telemarketing, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $405 million of the Company’s net income for the first quarter of 2005 and $260 million for the first quarter of 2004, an increase of $145 million (55.8 percent). While the retail banking business grew net income 26.4 percent from a year ago, the contribution of mortgage banking business increased 169.2 percent from the first quarter of 2004.
     Total net revenue increased $56 million (4.3 percent) in the first quarter of 2005, compared with the first quarter of 2004, as growth in net interest income and noninterest income was partially offset by a $54 million increase in securities losses associated with the mortgage banking business. Net interest income, on a taxable-equivalent basis, increased $83 million (9.5 percent) in the first quarter of 2005 compared with the first quarter of 2004. The year-over-year increase in net interest income was due to growth in average loans and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing, a reduction in noninterest-bearing

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change

$104	$82	26.8%	$141	$146	(3.4)%	$149	$285	(47.7)%	$1,751	$1,779	(1.6)%
253	254	(.4)	481	414	16.2	24	14	71.4	1,441	1,318	9.3
—	—	—	—	—	—	(1)	(1)	—	(59)	—	*

357	336	6.3	622	560	11.1	172	298	(42.3)	3,133	3,097	1.2
163	157	3.8	234	193	21.2	40	78	(48.7)	1,260	1,229	2.5
15	15	—	41	35	17.1	1	1	—	71	226	(68.6)

178	172	3.5	275	228	20.6	41	79	(48.1)	1,331	1,455	(8.5)

179	164	9.1	347	332	4.5	131	219	(40.2)	1,802	1,642	9.7
—	1	*	89	93	(4.3)	—	(1)	*	172	235	(26.8)

179	163	9.8	258	239	7.9	131	220	(40.5)	1,630	1,407	15.8
65	59	10.2	94	87	8.0	13	(32)	*	559	399	40.1

$114	$104	9.6	$164	$152	7.9	$118	$252	(53.2)	$1,071	$1,008	6.3

$1,579	$1,668	(5.3)%	$3,210	$2,837	13.1%	$165	$132	25.0%	$40,997	$38,531	6.4%
626	602	4.0	—	—	—	96	163	(41.1)	27,504	27,110	1.5
367	279	31.5	—	—	—	10	13	(23.1)	15,827	13,610	16.3
2,284	2,107	8.4	7,813	7,375	5.9	49	43	14.0	43,326	39,559	9.5

4,856	4,656	4.3	11,023	10,212	7.9	320	351	(8.8)	127,654	118,810	7.4
843	769	9.6	1,941	1,815	6.9	—	—	*	6,252	6,052	3.3
331	357	(7.3)	907	649	39.8	12	9	33.3	2,442	2,096	16.5
6,638	6,415	3.5	14,498	13,084	10.8	50,722	52,783	(3.9)	196,935	189,663	3.8
3,356	2,999	11.9	140	106	32.1	(76)	(241)	(68.5)	28,417	29,025	(2.1)
2,523	2,685	(6.0)	—	—	—	9	(1)	*	23,146	20,948	10.5
5,450	5,239	4.0	14	11	27.3	15	15	—	36,232	40,295	(10.1)
970	493	96.8	—	—	—	3,133	3,341	(6.2)	31,628	25,751	22.8

12,299	11,416	7.7	154	117	31.6	3,081	3,114	(1.1)	119,423	116,019	2.9
2,133	2,064	3.3	3,432	3,025	13.5	2,732	3,059	(10.7)	19,803	19,584	1.1

U.S. Bancorp	25

deposits and lower saving products balances. The increase in average loan balances of 9.5 percent reflected retail loan growth of 10.5 percent and growth in residential mortgages of 16.1 percent in the first quarter of 2005, compared with the first quarter of 2004. Included within the retail loan category are second-lien home equity loans and retail leases that had a year-over-year growth rate of 11.0 percent and 16.2 percent, respectively. Residential mortgages, which includes traditional residential mortgages, grew $2.6 billion (35.2 percent) year-over-year, reflecting the company’s decision to retain adjustable-rate residential mortgages. This increase was partially offset by a decline in first-lien home equity loans of $465 million (7.9 percent). Commercial real estate loan balances increased 5.8 percent in the first quarter of 2005, compared with the first quarter of 2004. The year-over-year decrease in average deposits was due to a reduction in noninterest-bearing deposits and saving products, offset by growth in interest checking. The decline in noninterest-bearing deposits of $.7 billion was due to the Company’s decision to migrate $1.3 billion of certain high-value customer accounts to interest checking as an enhancement to its Silver Elite Checking product. The increase in interest checking of $2.6 billion reflects this migration of the Silver Elite product and strong branch-based new account deposit growth. On a combined basis, the Consumer Banking line of business generated growth of $1.9 billion (6.8 percent) in average checking account balances from a year ago, driven by 6.3 percent growth in net new checking accounts. Offsetting this growth was a reduction in average savings balances of $2.3 billion (8.2 percent) from first quarter of 2004, principally related to money market accounts.
     Fee-based noninterest income was $465 million in the first quarter of 2005, $27 million (6.2 percent) higher than the first quarter of 2004. The year-over-year growth in fee-based revenue was driven by strong deposit service charges, mortgage banking revenue and commercial products revenue, partially offset by lower other revenue and treasury management related fees. Securities losses were $54 million in the first quarter of 2005. The Consumer Banking business line had no securities gains or losses in 2004.
     Noninterest expense was $653 million in the first quarter of 2005, compared with $798 million for the first quarter of 2004, a decrease of $145 million (18.2 percent). The year-over-year decrease in noninterest expense was primarily attributable to changes in the valuation of its mortgage servicing rights portfolio, reductions in occupancy, depreciation and professional services expense, partially offset by increases in compensation, net shared services and higher amortization costs from growth in the mortgage servicing portfolio. The first quarter of 2005 reflected a $54 million reparation of MSR impairment, compared with the recognition of $109 million of MSR impairment in the first quarter of 2004, a favorable change of $163 million year-over-year. The change in MSR valuations was driven by rising interest rates and slower prepayment speeds in the first quarter of 2005, compared with the declining interest rates and refinancing activities in the same period in 2004.
     The provision for credit losses decreased $28 million (25.9 percent) in the first quarter of 2005, compared with the first quarter of 2004. The improvement in the provision for credit losses was primarily attributable to lower net charge-offs. As a percentage of average loans, net charge-offs declined to .48 percent in the first quarter of 2005, compared with .70 percent in the first quarter of 2004. The decline in net charge-offs included the commercial, commercial real estate and retail loan portfolios. The improvement in commercial and commercial real estate loan net charge-offs within Consumer Banking of $19 million was broad-based across most industry and geographical regions. Retail loan net charge-offs declined by $11 million, primarily resulting from ongoing collection efforts and risk management activities. Nonperforming assets within Consumer Banking were $326 million at March 31, 2005, $354 million at December 31, 2004, and $421 million at March 31, 2004. Nonperforming assets as a percentage of end-of-period loans were .50 percent at March 31, 2005, ..56 percent at December 31, 2004, and .71 percent at March 31, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund servicing through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $114 million of the Company’s net income in the first quarter of 2005, compared with $104 million in the first quarter of 2004, an increase of $10 million (9.6 percent). The growth was attributable to higher total net revenue partially offset by higher noninterest expense.
     Total net revenue was $357 million in the first quarter of 2005, an increase of 6.3 percent, compared with the first quarter of 2004. Net interest income, on a

26	U.S. Bancorp

taxable-equivalent basis, increased $22 million (26.8 percent) in the first quarter of 2005, compared with the first quarter of 2004. The increase in net interest income in the first quarter of 2005 was due to growth in total average deposits of 7.7 percent, the favorable impact of rising interest rates on the funding benefit of customer deposits, and higher average loan balances of 4.3 percent, partially offset by a decline in loan spreads. The increase in total deposits was attributable to growth in noninterest-bearing deposits, savings products and time deposits, primarily within corporate trust and private banking. Noninterest income decreased $1 million (.4 percent) in the first quarter of 2005, compared with the first quarter of 2004. The decrease in noninterest income was primarily attributable to a reduction in trust and investment management fees due to revenues generated by favorable equity market valuations and core balance growth more than offset by a change in the mix of fund balances and customers’ migration from paying for services with fees to paying with compensating balances.
     Noninterest expense increased $6 million (3.5 percent) in the first quarter of 2005, compared with the first quarter of 2004, primarily attributable to an increase in personnel-related costs, legal expenses, and net shared services expense partially offset by a decline in occupancy expenses.
     The provision for credit losses decreased $1 million in the first quarter of 2005, compared with the first quarter of 2004 due to a reduction in net charge-offs.
Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $164 million of the Company’s net income in the first quarter of 2005, compared with $152 million in the first quarter of 2004, a 7.9 percent increase. The increase was due to growth in total net revenue driven by higher transaction volumes, partially offset by an increase in total noninterest expense.
     Total net revenue was $622 million in the first quarter of 2005, an increase of $62 million (11.1 percent), compared with the first quarter of 2004. Net interest income decreased 3.4 percent in the first quarter 2005, compared with the first quarter of 2004, primarily due to lower retail loan spreads, higher corporate card rebates and higher corporate payment card noninterest-bearing loan balances, partially offset by increases in retail credit card balances and customer late fees. Noninterest income increased 16.2 percent in the first quarter of 2005, compared with the first quarter of 2004. The increase in fee-based revenue was driven by strong growth in credit card and debit card revenue (9.2 percent), corporate payment product revenues (12.6 percent), ATM processing services revenue (13.8 percent) and merchant processing revenue (26.2 percent). Credit and debit card revenue increased $13 million due to higher sales volume and increases in interchange rates, partially offset by higher reward expenses. Corporate payment products revenue increased $12 million due to increases in sales volume and the acquisition of a small aviation card business in the first quarter of 2005. ATM processing services revenue increased $4 million primarily due to transaction volume related revenue. Merchant processing revenue increased $37 million due to increases in sales and transaction processing volumes and the expansion of the merchant acquiring business in Europe, which accounted for approximately $26 million of the revenue growth.
     Noninterest expense was $275 million in the first quarter of 2005, an increase of $47 million (20.6 percent), compared with the first quarter of 2004. The increase in noninterest expense was primarily attributable to higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, and higher merchant acquiring costs resulting from the expansion of the merchant acquiring business in Europe, which accounted for approximately $31 million of the increase in the first quarter of 2005.
     The provision for credit losses decreased $4 million (4.3 percent) in the first quarter of 2005, compared with the first quarter of 2004, due to lower net charge-offs of the business line. As a percentage of average loans, net charge-offs were 3.27 percent in the first quarter of 2005, compared with 3.66 percent of average loans in the first quarter of 2004. The favorable change in credit losses was due to improvements in ongoing collection efforts and risk management activities, as well as improvements in economic conditions from a year ago.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $118 million in the first quarter of 2005, a decrease of 53.2 percent, compared with the first quarter of 2004.
     Total net revenue was $172 million in the first quarter of 2005, compared with $298 million in the

U.S. Bancorp	27

first quarter of 2004. The year-over-year decrease of $126 million (42.3 percent) in total net revenue was attributable to a reduction in net interest income of $136 million (47.7 percent), partially offset by an increase in fee-based noninterest income of $10 million (71.4 percent). The decrease in net interest income was primarily attributable to an increase in short-term rates and the Company’s asset/liability management decisions to continue to invest in adjustable-rate securities and utilize higher-cost fixed-rate funding given the current rising interest rate environment. It also reflects the residual effect of transfer pricing caused by changes in the mix of earning assets and the yield curve from a year ago. The increase in fee-based noninterest income was primarily attributable to higher equity investment revenue.
     Noninterest expense was $41 million in the first quarter of 2005, compared with $79 million in the first quarter of 2004, a $38 million (48.1 percent) decrease. The decrease in noninterest expense was principally driven by the $35 million decrease in debt prepayment charges relative to the first quarter of 2004.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. There was no expense related to the provision for credit losses in the first quarter of 2005, compared with a net recovery of $1 million in the first quarter of 2004. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The first quarter of 2004 reflected a $90 million reduction in income tax expense related to the resolution of federal examinations covering substantially all of the company’s legal entities for the years 1995 through 1999.
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
CRITICAL ACCOUNTING POLICIES
     The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third-parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

28	U.S. Bancorp

that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
     During the most recently completed fiscal quarter, there was no change made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2005	2004

	(Unaudited)
Assets
Cash and due from banks	$5,881	$6,336
Investment securities
Held-to-maturity (fair value $126 and $132, respectively)	121	127
Available-for-sale	42,982	41,354
Loans held for sale	1,635	1,439
Loans
Commercial	41,540	40,173
Commercial real estate	27,363	27,585
Residential mortgages	16,572	15,367
Retail	43,430	43,190

Total loans	128,905	126,315
Less allowance for loan losses	(2,082)	(2,080)

Net loans	126,823	124,235
Premises and equipment	1,877	1,890
Customers’ liability on acceptances	91	95
Goodwill	6,277	6,241
Other intangible assets	2,533	2,387
Other assets	10,246	11,000

Total assets	$198,466	$195,104

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$28,880	$30,756
Interest-bearing	71,751	71,936
Time deposits greater than $100,000	19,087	18,049

Total deposits	119,718	120,741
Short-term borrowings	14,273	13,084
Long-term debt	38,071	34,739
Acceptances outstanding	91	95
Other liabilities	7,105	6,906

Total liabilities	179,258	175,565
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 03/31/05 and 12/31/04 — 1,972,643,007 shares	20	20
Capital surplus	5,889	5,902
Retained earnings	17,276	16,758
Less cost of common stock in treasury: 03/31/05 — 130,189,640 shares; 12/31/04 — 115,020,064 shares	(3,590)	(3,125)
Other comprehensive income	(387)	(16)

Total shareholders’ equity	19,208	19,539

Total liabilities and shareholders’ equity	$198,466	$195,104

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2005	2004

Interest Income
Loans	$1,911	$1,747
Loans held for sale	21	20
Investment securities	476	469
Other interest income	27	22

Total interest income	2,435	2,258
Interest Expense
Deposits	308	227
Short-term borrowings	112	50
Long-term debt	271	209

Total interest expense	691	486

Net interest income	1,744	1,772
Provision for credit losses	172	235

Net interest income after provision for credit losses	1,572	1,537
Noninterest Income
Credit and debit card revenue	154	142
Corporate payment products revenue	107	95
ATM processing services	47	42
Merchant processing services	178	141
Trust and investment management fees	247	249
Deposit service charges	210	185
Treasury management fees	107	118
Commercial products revenue	96	110
Mortgage banking revenue	102	94
Investment products fees and commissions	39	39
Securities losses, net	(59)	—
Other	154	103

Total noninterest income	1,382	1,318
Noninterest Expense
Compensation	567	536
Employee benefits	116	100
Net occupancy and equipment	154	156
Professional services	36	32
Marketing and business development	43	35
Technology and communications	106	102
Postage, printing and supplies	63	62
Other intangibles	71	226
Debt prepayment	—	35
Other	175	171

Total noninterest expense	1,331	1,455

Income before income taxes	1,623	1,400
Applicable income taxes	552	392

Net income	$1,071	$1,008

Earnings per share	$.58	$.53
Diluted earnings per share	$.57	$.52
Dividends declared per share	$.30	$.24
Average common shares outstanding	1,852	1,915
Average diluted common shares outstanding	1,880	1,941

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income				1,008			1,008
Unrealized gain on securities available for sale						484	484
Unrealized gain on derivatives						53	53
Foreign currency translation adjustment						(2)	(2)
Realized gain on derivatives						3	3
Reclassification adjustment for gains realized in net income						(12)	(12)
Income taxes						(200)	(200)

Total comprehensive income							1,334
Cash dividends declared on common stock				(457)			(457)
Issuance of common and treasury stock	12,514,253		(40)		311		271
Purchase of treasury stock	(33,824,803)				(947)		(947)
Stock option and restricted stock grants			12				12
Shares reserved to meet deferred compensation obligations	(442,411)		9		(12)		(3)

Balance March 31, 2004	1,901,167,190	$20	$5,832	$15,059	$(1,853)	$394	$19,452

Balance December 31, 2004	1,857,622,943	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539
Net income				1,071			1,071
Unrealized loss on securities available for sale						(541)	(541)
Unrealized loss on derivatives						(98)	(98)
Foreign currency translation adjustment						5	5
Realized gain on derivatives						1	1
Reclassification adjustment for losses realized in net income						35	35
Income taxes						227	227

Total comprehensive income							700
Cash dividends declared on common stock				(553)			(553)
Issuance of common and treasury stock	5,180,499		(36)		142		106
Purchase of treasury stock	(20,291,415)				(605)		(605)
Stock option and restricted stock grants			22				22
Shares reserved to meet deferred compensation obligations	(58,660)		1		(2)		(1)

Balance March 31, 2005	1,842,453,367	$20	$5,889	$17,276	$(3,590)	$(387)	$19,208

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,

(Dollars in Millions)
(Unaudited)	2005	2004

Operating Activities
Net cash provided by (used in) operating activities	$871	$1,240
Investing Activities
Proceeds from sales of available-for-sale investment securities	2,824	335
Proceeds from maturities of investment securities	2,497	1,974
Purchases of investment securities	(6,596)	(3,913)
Net (increase) decrease in loans outstanding	(1,869)	(1,749)
Proceeds from sales of loans	351	459
Purchases of loans	(1,033)	(598)
Proceeds from sales of premises and equipment	1	7
Purchases of premises and equipment	(44)	(31)
Other, net	(113)	(118)

Net cash provided by (used in) investing activities	(3,982)	(3,634)
Financing Activities
Net increase (decrease) in deposits	(1,023)	(89)
Net increase (decrease) in short-term borrowings	1,189	2,582
Principal payments on long-term debt	(2,028)	(4,390)
Proceeds from issuance of long-term debt	5,544	3,951
Proceeds from issuance of common stock	90	231
Repurchase of common stock	(638)	(966)
Cash dividends paid	(558)	(462)

Net cash provided by (used in) financing activities	2,576	857

Change in cash and cash equivalents	(535)	(1,537)
Cash and cash equivalents at beginning of period	6,537	8,782

Cash and cash equivalents at end of period	$6,002	$7,245

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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
Stock-Based Compensation In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation.” SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement are effective for the Company on January 1, 2006. Because the Company retroactively adopted the fair value method in 2003, the revised statement will not have a significant impact on the Company’s financial statements.

34	U.S. Bancorp

Note 3	Investment Securities
The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	March 31, 2005				December 31, 2004

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$10	$—	$—	$10	$11	$—	$—	$11
Obligations of state and political subdivisions	93	7	(2)	98	98	7	(2)	103
Other debt securities	18	—	—	18	18	—	—	18

Total held-to-maturity securities	$121	$7	$(2)	$126	$127	$7	$(2)	$132

Available-for-sale (b)
U.S. Treasury and agencies	$223	$2	$—	$225	$684	$3	$(8)	$679
Mortgage-backed securities	42,393	72	(817)	41,648	39,809	65	(337)	39,537
Asset-backed securities	45	—	—	45	64	—	—	64
Obligations of state and political subdivisions	170	4	—	174	205	6	—	211
Other securities and investments	897	2	(9)	890	863	11	(11)	863

Total available-for-sale securities	$43,728	$80	$(826)	$42,982	$41,625	$85	$(356)	$41,354

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.
The fair value of available-for-sale securities shown above includes securities totaling $3.6 billion with unrealized losses of $163 million which have been in an unrealized loss position for greater than 12 months. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and bank holding company issuers and the Company’s ability and intent to hold the securities until such time as the value recovers or maturity. All other available-for-sale securities with unrealized losses have an aggregate fair value of $31.9 billion and have been in an unrealized loss position for less than 12 months and represent both fixed-rate securities and adjustable-rate securities with temporary impairment resulting from increases in interest rates since the purchase of the securities.
     The weighted average maturity of the available-for-sale investment securities was 5.42 years at March 31, 2005, compared with 4.45 years at December 31, 2004. The corresponding weighted average yields were 4.50% and 4.43%, respectively. The weighted average maturity of the held-to-maturity investment securities was 7.38 years at March 31, 2005, compared with 6.19 years at December 31, 2004. The corresponding weighted average yields were 6.42% and 6.28%, respectively.
     Securities carried at $28.7 billion at March 31, 2005, and $28.0 billion at December 31, 2004, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities with an amortized cost of $6.0 billion at March 31, 2005, and $4.8 billion at December 31, 2004.
The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004

Taxable	$473	$464
Non-taxable	3	5

Total interest income from investment securities	$476	$469

U.S. Bancorp	35

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004

Realized gains	$11	$1
Realized losses	(70)	(1)

Net realized gains (losses)	$(59)	$—

Income tax (benefit) on realized gains (losses)	$(22)	$—

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at March 31, 2005, refer to Table 5 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 4	Loans
The composition of the loan portfolio was as follows:

	March 31, 2005		December 31, 2004

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$36,623	28.4%	$35,210	27.9%
Lease financing	4,917	3.8	4,963	3.9

Total commercial	41,540	32.2	40,173	31.8
Commercial real estate
Commercial mortgages	20,134	15.6	20,315	16.1
Construction and development	7,229	5.6	7,270	5.7

Total commercial real estate	27,363	21.2	27,585	21.8
Residential mortgages
Residential mortgages	10,747	8.4	9,722	7.7
Home equity loans, first liens	5,825	4.5	5,645	4.5

Total residential mortgages	16,572	12.9	15,367	12.2
Retail
Credit card	6,276	4.9	6,603	5.2
Retail leasing	7,253	5.6	7,166	5.7
Home equity and second mortgages	14,867	11.5	14,851	11.8
Other retail
Revolving credit	2,480	1.9	2,541	2.0
Installment	3,006	2.4	2,767	2.2
Automobile	7,445	5.8	7,419	5.9
Student	2,103	1.6	1,843	1.4

Total other retail	15,034	11.7	14,570	11.5

Total retail	43,430	33.7	43,190	34.2

Total loans	$128,905	100.0%	$126,315	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion and $1.4 billion at March 31, 2005, and December 31, 2004, respectively.

36	U.S. Bancorp

Note 5	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $63.3 billion and $63.2 billion at March 31, 2005, and December 31, 2004, respectively.
Changes in the valuation allowance for capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended	Year Ended
(Dollars in Millions)	March 31, 2005	December 31, 2004

Balance at beginning of period	$172	$160
Additions charged (reductions credited) to operations	(54)	57
Direct write-downs charged against the allowance	(10)	(45)

Balance at end of period	$108	$172

Changes in net carrying value of capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended	Year Ended
(Dollars in Millions)	March 31, 2005	December 31, 2004

Balance at beginning of period	$866	$670
Rights purchased	2	139
Rights capitalized	75	300
Amortization	(49)	(186)
Rights sold	—	—
Reparation (impairment) (a)	54	(57)

Balance at end of period	948	866
Impairment valuation allowance	108	172

Initial carrying value, net of amortization	$1,056	$1,038

(a)	Mortgage servicing rights reparation of $54 million and impairment of $109 million were recognized during the first quarter of 2005 and 2004, respectively.
The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	March 31,	December 31,
(Dollars in Millions)	2005	2004

Fair value	$960	$872
Expected weighted-average life (in years)	6.1	5.5
Discount rate	9.8%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at March 31, 2005, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(144)	$(65)	$44	$90

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

U.S. Bancorp	37

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of March 31, 2005, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,429	$9,259	$46,564	$63,252
Fair market value	$133	$148	$679	$960
Value (bps)	179	160	146	152
Weighted-average servicing fees (bps)	43	45	35	37
Multiple (value/servicing fees)	4.16	3.56	4.17	4.11
Weighted-average note rate	6.19%	6.03%	5.69%	5.80%
Age (in years)	3.7	2.4	1.8	2.1
Expected life (in years)	6.8	5.4	6.1	6.1
Discount rate	10.1%	10.7%	9.6%	9.8%

Note 6	Intangible Assets
The following table reflects the changes in the carrying value of goodwill for the three months ended March 31, 2005:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Company

Balance at December 31, 2004	$1,225	$2,242	$843	$1,931	$6,241
Goodwill acquired	—	—	—	34	34
Other (a)	—	—	—	2	2

Balance at March 31, 2005	$1,225	$2,242	$843	$1,967	$6,277

(a)	Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill.
Intangible assets consisted of the following:

	Estimated	Amortization	March 31,	December 31,
(Dollars in Millions)	Life (a)	Method (b)	2005	2004

Goodwill	—	—	$6,277	$6,241
Merchant processing contracts	9 years/8 years	SL/AC	748	714
Core deposit benefits	10 years/6 years	SL/AC	317	336
Mortgage servicing rights	6 years	AC	948	866
Trust relationships	15 years/8 years	SL/AC	285	297
Other identified intangibles	7 years/4 years	SL/AC	235	174

Total			$8,810	$8,628

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods: SL = straight line method AC = accelerated methods generally based on cash flows
Aggregate amortization expense consisted of the following:

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004

Merchant processing contracts	$33	$28
Core deposit benefits	19	21
Mortgage servicing rights (a)	(5)	154
Trust relationships	12	12
Other identified intangibles	12	11

Total	$71	$226

(a)	Includes mortgage servicing rights reparation of $54 million and impairment of $109 million for the three months ended March 31, 2005 and 2004, respectively.

38	U.S. Bancorp

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining 2005	$443
2006	421
2007	360
2008	294
2009	243

Note 7	Shareholders’ Equity
At March 31, 2005, and December 31, 2004, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,842 million and 1,858 million shares of common stock outstanding at March 31, 2005, and December 31, 2004, respectively.
     On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. During 2004, the Company purchased 89 million shares of common stock under the plan. On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. This new repurchase program replaces the Company’s December 16, 2003 program. In the fourth quarter of 2004 and first quarter of 2005, the Company repurchased 5 million shares and 20 million shares, respectively, of common stock under the plan.

Note 8	Earnings Per Share
The components of earnings per share were:

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2005	2004

Net income	$1,071	$1,008

Average common shares outstanding	1,852	1,915
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	28	26

Average diluted common shares outstanding	1,880	1,941

Earnings per share	$.58	$.53
Diluted earnings per share	$.57	$.52

For the three months ended March 31, 2005 and 2004, options to purchase 15 million and 39 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 9	Employee Benefits
Retirement Plans The following table sets forth the components of net periodic benefit cost (income) for the retirement plans for the three months ended March 31:

	2005		2004

		Post-		Post-
		Retirement		Retirement
	Pension	Medical	Pension	Medical
(Dollars in Millions)	Plans	Plans	Plans	Plans

Components of net periodic benefit cost (income)
Service cost	$16	$1	$15	$1
Interest cost	28	4	27	5
Expected return on plan assets	(49)	—	(51)	(1)
Net amortization and deferral	(2)	—	(2)	—
Recognized actuarial loss	15	—	8	1

Net periodic benefit cost (income)	$8	$5	$(3)	$6

U.S. Bancorp	39

Note 10	Income Taxes
The components of income tax expense were:

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004

Federal
Current	$423	$278
Deferred	64	66

Federal income tax	487	344
State
Current	60	36
Deferred	5	12

State income tax	65	48

Total income tax provision	$552	$392

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,

(Dollars in Millions)	2005	2004

Tax at statutory rate (35%)	$568	$490
State income tax, at statutory rates, net of federal tax benefit	42	31
Tax effect of
Resolution of federal income tax examinations	—	(90)
Tax credits	(40)	(31)
Tax-exempt interest, net	(5)	(5)
Other items	(13)	(3)

Applicable income taxes	$552	$392

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
     The Company’s net deferred tax liability was $1,739 million at March 31, 2005, and $1,899 million at December 31, 2004.

Note 11	Guarantees and Contingent Liabilities
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

40	U.S. Bancorp

LETTERS OF CREDIT
Standby letters of credit are commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at March 31, 2005, were approximately $10.6 billion with a weighted-average term of approximately 23 months. The estimated fair value of standby letters of credit was approximately $71 million at March 31, 2005.
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
Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2013. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $1.9 billion at March 31, 2005. The Company’s recorded liabilities as of March 31, 2005, included $8 million representing outstanding amounts owed to these third-parties and required to be recorded on the Company’s balance sheet in accordance with accounting principles generally accepted in the United States.
Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the lending of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $13.0 billion at March 31, 2005, and represented the market value of the securities lent to third-parties. At March 31, 2005, the Company held assets with a market value of $13.4 billion as collateral for these arrangements.
Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $4.1 billion at March 31, 2005, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees. At March 31, 2005, the Company had a recorded liability for potential losses of $6 million.

U.S. Bancorp	41

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
     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $46.5 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At March 31, 2005, the Company held $33 million of merchant escrow deposits as collateral.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At March 31, 2005, the transaction amounts of future delivery airline tickets purchased was approximately $2.0 billion, and the Company held collateral of $247 million in escrow deposits and letters of credit related to airline customer transactions. At March 31, 2005, the Company had a $62 million liability for guarantee obligations associated with its airline processing business.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2005, the Company had a recorded liability for potential losses of $28 million.
Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements were approximately $5.2 billion at March 31, 2005. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facility was $29 million at March 31, 2005, and was included in other liabilities.
OTHER CONTINGENT LIABILITIES
In connection with the spin-off of Piper Jaffray Companies, the Company has agreed to indemnify Piper Jaffray Companies against losses that may result from third-party claims relating to certain specified matters. The Company’s indemnification obligation related to these specified matters is capped at approximately $18 million and can be terminated by the Company if there is a change in control event for Piper Jaffray Companies. Through March 31, 2005, the Company has paid approximately $3 million to Piper Jaffray Companies under this agreement.
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

42	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2005			2004

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$42,813	$477	4.46%	$44,744	$472	4.22%	(4.3)%
Loans held for sale	1,429	21	5.83	1,445	20	5.52	(1.1)
Loans (b)
Commercial	40,997	577	5.69	38,531	545	5.69	6.4
Commercial real estate	27,504	413	6.09	27,110	374	5.55	1.5
Residential mortgages	15,827	218	5.55	13,610	197	5.82	16.3
Retail	43,326	709	6.63	39,559	635	6.46	9.5

Total loans	127,654	1,917	6.08	118,810	1,751	5.93	7.4
Other earning assets	1,398	27	7.88	1,360	22	6.49	2.8

Total earning assets	173,294	2,442	5.69	166,359	2,265	5.47	4.2
Allowance for loan losses	(2,114)			(2,431)			(13.0)
Unrealized gain (loss) on available-for-sale securities	(261)			(14)			*
Other assets	26,016			25,749			1.0

Total assets	$196,935			$189,663			3.8

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,417			$29,025			(2.1)
Interest-bearing deposits
Interest checking	23,146	31	.54	20,948	19	.36	10.5
Money market accounts	30,264	70	.93	34,397	67	.79	(12.0)
Savings accounts	5,968	4	.31	5,898	4	.31	1.2
Time certificates of deposit less than $100,000	12,978	86	2.70	13,618	91	2.68	(4.7)
Time deposits greater than $100,000	18,650	117	2.54	12,133	46	1.51	53.7

Total interest-bearing deposits	91,006	308	1.37	86,994	227	1.05	4.6
Short-term borrowings	15,606	112	2.91	13,419	50	1.50	16.3
Long-term debt	35,440	271	3.09	34,553	209	2.43	2.6

Total interest-bearing liabilities	142,052	691	1.97	134,966	486	1.45	5.3
Other liabilities	6,663			6,088			9.4
Shareholders’ equity	19,803			19,584			1.1

Total liabilities and shareholders’ equity	$196,935			$189,663			3.8%

Net interest income		$1,751			$1,779

Gross interest margin			3.72%			4.02%

Gross interest margin without taxable-equivalent increments			3.70			4.00

Percent of Earning Assets
Interest income			5.69%			5.47%
Interest expense			1.61			1.18

Net interest margin			4.08%			4.29%

Net interest margin without taxable-equivalent increments			4.06%			4.27%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	43

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2005.
Item 4. Submission of Matters to a Vote of Security Holders — The 2005 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 19, 2005, at the Grand Hyatt Denver, Denver, Colorado. Jerry A. Grundhofer, Chairman and Chief Executive Officer, presided.
     The holders of 1,636,954,901 shares of common stock, 88.3 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders’ meeting in 2008, and the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005, was ratified. The proposal to amend our restated certificate of incorporation to eliminate the supermajority voting provisions was approved, and received a vote of 85.1 percent of our outstanding shares of common stock. The shareholder proposal regarding performance-vesting shares and the shareholder proposal to prohibit tax and other non-audit work by our independent auditor were not approved.
Summary of Matters Voted Upon by Shareholders

	Number of Shares

	For	Withheld

Election of Class I Directors:
Joel W. Johnson	1,331,540,117	305,414,784
David B. O’Maley	1,591,755,615	45,199,286
O’dell M. Owens, M.D., M.P.H.	1,599,769,147	37,185,754
Craig D. Schnuck	1,095,595,833	541,359,068
Warren R. Staley	1,543,131,308	93,823,593

	For	Against	Abstain	Broker Non-Vote

Ratification of Independent Auditors	1,494,643,535	129,549,246	12,762,120	N/A
Proposal to Amend Certificate of Incorporation to Eliminate Supermajority Voting	1,576,890,435	40,060,091	20,001,957	2,418
Proposal Regarding Performance Vesting Shares	564,918,964	758,255,538	36,874,865	276,905,534
Proposal to Prohibit Tax and Non-Audit Work by Independent Auditor	202,647,365	1,120,782,638	36,647,900	276,876,998

     For a copy of the meeting minutes, please write to the Office of the Secretary, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended through May 5, 2005.
10.1	Appendix B-10 to U.S. Bancorp Non-Qualified Executive Retirement Plan.
10.2	Amendment No. 5 to U.S. Bancorp Non-Qualified Executive Retirement Plan.
10.3	Offer of Employment to Richard C. Hartnack.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

44	U.S. Bancorp

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: May 9, 2005

U.S. Bancorp	45

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

Three Months Ended
(Dollars in Millions)	March 31, 2005

Earnings
1. Net income	$1,071
2. Applicable income taxes	552

3. Net income before taxes (1 + 2)	$1,623

4. Fixed charges:
a. Interest expense excluding interest on deposits	$383
b. Portion of rents representative of interest and amortization of debt expense	17

c. Fixed charges excluding interest on deposits (4a + 4b)	400
d. Interest on deposits	308

e. Fixed charges including interest on deposits (4c + 4d)	$708

5. Amortization of interest capitalized	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,023
7. Earnings including interest on deposits (3 + 4e + 5)	2,331
8. Fixed charges excluding interest on deposits (4c)	400
9. Fixed charges including interest on deposits (4e)	708
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	5.06
11. Including interest on deposits (line 7/line 9)	3.29

46	U.S. Bancorp

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/ Jerry A. Grundhofer

Jerry A. Grundhofer
Chief Executive Officer
Dated: May 9, 2005

U.S. Bancorp	47

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

/s/ David M. Moffett

David M. Moffett
Chief Financial Officer
Dated: May 9, 2005

48	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Grundhofer	/s/ David M. Moffett

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer
Dated: May 9, 2005

U.S. Bancorp	49

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