Form 10-Q
period 2005-06-30
US BANCORP \DE\
filed 2005-08-09
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
YES   X   NO
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   X   NO
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2005 1,827,655,352 shares

Table of Contents and Form 10-Q Cross Reference Index
Forward-Looking Statements
     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in U.S. Bancorp’s reports on file with the Securities and Exchange Commission: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) inflation, changes in securities market conditions and monetary fluctuations could adversely affect the value or credit quality of our assets, or the availability and terms of funding necessary to meet our liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter our business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (vii) changes in consumer spending and savings habits could adversely affect our results of operations; (viii) changes in the financial performance and condition of our borrowers could negatively affect repayment of such borrowers’ loans; (ix) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; (x) capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure; and (xi) acts or threats of terrorism, and/or political and military actions taken by the U.S. or other governments in response to acts or threats of terrorism or otherwise could adversely affect general economic or industry conditions. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,761	$1,779	(1.0)%	$3,512	$3,558	(1.3)%
Noninterest income	1,540	1,414	8.9	2,981	2,732	9.1
Securities gains (losses), net	1	(172)	*	(58)	(172)	66.3

Total net revenue	3,302	3,021	9.3	6,435	6,118	5.2
Noninterest expense	1,595	1,233	29.4	2,926	2,688	8.9
Provision for credit losses	144	204	(29.4)	316	439	(28.0)

Income before taxes	1,563	1,584	(1.3)	3,193	2,991	6.8
Taxable-equivalent adjustment	7	7	—	14	14	—
Applicable income taxes	435	540	(19.4)	987	932	5.9

Net income	$1,121	$1,037	8.1	$2,192	$2,045	7.2

Per Common Share
Earnings per share	$.61	$.55	10.9%	$1.19	$1.07	11.2%
Diluted earnings per share	.60	.54	11.1	1.17	1.06	10.4
Dividends declared per share	.30	.24	25.0	.60	.48	25.0
Book value per share	10.88	9.91	9.8
Market value per share	29.20	27.56	6.0
Average common shares outstanding	1,833	1,892	(3.1)	1,842	1,904	(3.3)
Average diluted common shares outstanding	1,857	1,913	(2.9)	1,869	1,927	(3.0)
Financial Ratios
Return on average assets	2.23%	2.19%		2.22%	2.16%
Return on average equity	22.7	21.9		22.3	21.3
Net interest margin (taxable-equivalent basis)	3.99	4.28		4.03	4.28
Efficiency ratio (b)	48.3	38.6		45.1	42.7
Average Balances
Loans	$131,275	$121,161	8.3%	$129,474	$119,985	7.9%
Loans held for sale	1,697	1,987	(14.6)	1,564	1,716	(8.9)
Investment securities	42,341	42,489	(.3)	42,576	43,617	(2.4)
Earning assets	176,730	166,990	5.8	175,022	166,674	5.0
Assets	201,818	190,430	6.0	199,390	190,046	4.9
Noninterest-bearing deposits	29,148	30,607	(4.8)	28,784	29,815	(3.5)
Deposits	121,232	117,116	3.5	120,332	116,567	3.2
Short-term borrowings	17,013	15,310	11.1	16,313	14,365	13.6
Long-term debt	36,973	33,000	12.0	36,211	33,776	7.2
Shareholders’ equity	19,820	19,043	4.1	19,812	19,314	2.6

	June 30, 2005	December 31, 2004

Period End Balances
Loans	$133,444	$126,315	5.6%
Allowance for credit losses	2,269	2,269	—
Investment securities	42,299	41,481	2.0
Assets	203,981	195,104	4.5
Deposits	121,823	120,741	.9
Long-term debt	34,788	34,739	.1
Shareholders’ equity	19,901	19,539	1.9
Regulatory capital ratios
Tangible common equity	6.1%	6.4%
Tier 1 capital	8.1	8.6
Total risk-based capital	12.5	13.1
Leverage	7.5	7.9

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,121 million for the second quarter of 2005, compared with $1,037 million for the second quarter of 2004. Net income of $.60 per diluted share in the second quarter of 2005 was higher than the same period of 2004 by $.06 (11.1 percent). Return on average assets and return on average equity were 2.23 percent and 22.7 percent, respectively, for the second quarter of 2005, compared with returns of 2.19 percent and 21.9 percent, respectively, for the second quarter of 2004. The Company’s results for the second quarter of 2005 improved over the same period of 2004, as net income rose by $84 million (8.1 percent), primarily due to growth in fee-based products and services, reduced credit costs and lower tax expense. During the second quarter of 2005, the Company recognized a $53 million impairment of its mortgage servicing rights (“MSR”) asset, reflecting lower longer-term interest rates in the second quarter of 2005, compared with the recognition of $171 million reparation of its MSR asset in the second quarter of 2004. Also included in the second quarter of 2005 results was a $54 million charge related to a completed tender offer for debt securities and a $94 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for all years through 2002.
     Total net revenue, on a taxable-equivalent basis for the second quarter of 2005 was $281 million (9.3 percent) higher than the second quarter of 2004, primarily reflecting 8.9 percent growth in fee-based revenue across the majority of categories, expansion in payment processing businesses and a $173 million favorable variance in securities gains (losses), partially offset by a 1.0 percent reduction in net interest income.
     Total noninterest expense in the second quarter of 2005 was $362 million (29.4 percent) higher than the second quarter of 2004, primarily reflecting the $224 million unfavorable change in the valuation of MSRs and the $54 million charge related to the Company’s recent tender offer for certain subordinated and trust preferred debt securities. In addition, expenses reflected incremental costs related to expanding the payment processing businesses, investments in in-store branches, marketing initiatives and higher pension costs from a year ago. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 48.3 percent for the second quarter of 2005, compared with 38.6 percent for the second quarter of 2004.
     The provision for credit losses for the second quarter of 2005 was $144 million, a decrease of $60 million (29.4 percent) from the second quarter of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs in the second quarter of 2005 were $144 million, compared with $204 million in the second quarter of 2004. The decline in losses from a year ago was primarily the result of declining levels of nonperforming loans, continuing collection efforts and improving economic conditions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     The Company reported net income of $2,192 million for the first six months of 2005, compared with $2,045 million for the first six months of 2004. Net income of $1.17 per diluted share in the first six months of 2005 was higher than the same period of 2004 by $.11 (10.4 percent). Return on average assets and return on average equity were 2.22 percent and 22.3 percent, respectively, for the first six months of 2005, compared with returns of 2.16 percent and 21.3 percent, respectively, for the first six months of 2004. The Company’s results for the first six months of 2005 improved over the same period of 2004, as net income rose by $147 million (7.2 percent), primarily due to growth in fee-based products and services and reduced credit costs. During the first six months of 2005, the Company recognized nominal reparation of its MSR asset, compared with the recognition of a $62 million reparation in the first six months of 2004. The Company had net securities losses of $58 million during the first six months of 2005, compared with net securities losses of $172 million in the same period of 2004.
     Total net revenue, on a taxable-equivalent basis for the first six months of 2005 was $317 million (5.2 percent) higher than the first six months of 2004, primarily reflecting 9.1 percent growth in fee-based revenue across the majority of fee categories, expansion in payment processing businesses and a $114 million

U.S. Bancorp	3

favorable variance in securities gains (losses), partially offset by a 1.3 percent reduction in net interest income.
     Total noninterest expense in the first six months of 2005 was $238 million (8.9 percent) higher than the first six months of 2004. Expenses reflected incremental costs related to expanding the payment processing businesses, investments in in-store branches, marketing initiatives, higher pension costs from a year ago and the $61 million unfavorable change in the valuation of MSRs. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 45.1 percent for the first six months of 2005, compared with 42.7 percent for the first six months of 2004.
     The provision for credit losses for the first six months of 2005 was $316 million, a decrease of $123 million (28.0 percent) from the same period of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs for the first six months of 2005 were $316 million, compared with $438 million for the first six months of 2004. The decline in losses from a year ago was primarily the result of declining levels of nonperforming loans, continuing collection efforts and improving economic conditions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,761 million in the second quarter of 2005, compared with $1,779 million in the second quarter of 2004. Net interest income, on a taxable-equivalent basis, was $3,512 million in the first six months of 2005, compared with $3,558 million in the first six months of 2004. Average earning assets increased $9.7 billion (5.8 percent) and $8.3 billion (5.0 percent) in the second quarter and first six months of 2005, respectively, compared with the same periods of 2004. The increase in average earning assets in the second quarter and first six months of 2005, compared with the same periods of 2004, was primarily driven by increases in retail loans, total commercial loans and residential mortgages. The positive impact to net interest income from the growth in earning assets was more than offset by lower net interest margin. The net interest margin for the second quarter and first six months of 2005 was 3.99 percent and 4.03 percent, respectively, compared with 4.28 percent in both the second quarter and first six months of 2004. The year-over-year decline in the net interest margin for the second quarter and first six months of 2005 reflected the current lending environment, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Compared with the same periods of 2004, credit spreads have tightened by approximately 18 basis points in the second quarter and 16 basis points in the first six months of 2005 across most lending products due to competitive pricing and a change in mix due to growth in lower spread credit products. The net interest margin also declined due to funding incremental growth with higher cost wholesale funding and asset/liability decisions designed to minimize the Company’s liability sensitive position, including reducing the duration of the securities portfolio, funding asset growth with more fixed-rate long-term debt and a 56 percent reduction in the net receive fixed swap position between June 30, 2004, and June 30, 2005. Increases in the margin benefit of deposits and net free funds helped to partially offset these factors. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
     Average loans for the second quarter and first six months of 2005 were higher by $10.1 billion (8.3 percent) and $9.5 billion (7.9 percent), respectively, compared with the same periods of 2004, driven by growth in average retail loans, total commercial loans and residential mortgages. Total commercial real estate loans for the second quarter and first six months of 2005 also increased slightly, relative to the comparable periods of 2004.
     Average investment securities in the second quarter and first six months of 2005 were $148 million (.3 percent) and $1.0 billion (2.4 percent) lower, respectively, than in the same periods of 2004. The decline principally reflected the net impact of repositioning the investment portfolio during 2004 as part of asset/liability risk management decisions to acquire variable-rate and shorter-term fixed-rate securities to reduce the effective duration of the portfolio and minimize the Company’s liability sensitive position. During the second quarter and first six months of 2005, the Company retained its mix of approximately 39 percent variable-rate securities. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits for the second quarter and first six months of 2005 were lower by $1.5 billion (4.8 percent) and $1.0 billion (3.5 percent), respectively, compared with the same periods of 2004. The year-over-year change in the average balances of

4	U.S. Bancorp

noninterest-bearing deposits was impacted by product changes in the Consumer Banking business line. In late 2004, the Company migrated approximately $1.3 billion of noninterest-bearing deposit balances to interest checking accounts as an enhancement to its Silver Elite Checking product. Average branch-based noninterest-bearing deposits in the second quarter and first six months of 2005, excluding the migration of certain high-value customers to Silver Elite Checking, were higher by approximately $200 million (1.7 percent) and $300 million (2.9 percent), respectively, over the same periods of 2004. Average noninterest-bearing deposits in other areas, including commercial banking and private client, trust and asset management, also increased year-over-year. These favorable variances were offset, however, by expected declines in average noninterest-bearing deposits in corporate banking as customers utilized their excess liquidity.
     Average total savings products declined year-over-year by $2.4 billion (4.0 percent) in the second quarter and $2.2 billon (3.5 percent) in the first six months of 2005, compared with the same periods of 2004, principally due to a reduction in average money market account balances, partially offset by higher interest checking accounts balances. Average branch-based interest checking deposits increased by $2.5 billion (16.5 percent) in the second quarter and $2.5 billion (17.3 percent) in the first six months of 2005, compared with the same periods of 2004, in part, due to the change in the Silver Elite Checking product, as well as new account growth. Average branch-based interest checking deposits, excluding Silver Elite Checking, were higher by approximately $1.2 billion (8.0 percent) in the second quarter and $1.3 billion (8.6 percent) in the first six months of 2005, compared with the same periods of 2004. Average money market account balances declined year-over-year as a result of the Company’s deposit pricing decisions. The largest declines were in the branches, national corporate banking, and government banking. A portion of the money market balances have migrated to time deposits greater than $100,000 as rates increased on the time deposit products.
     Average time deposits greater than $100,000 grew $7.9 billion (62.7 percent) and $7.2 billion (58.3 percent) in the second quarter and first six months of 2005, respectively, compared with the same periods of 2004, most notably in corporate banking, as customers migrated balances to higher rate deposits.
Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2005 decreased $60 million (29.4 percent) and $123 million (28.0 percent), respectively, compared with the same periods of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs for the second quarter and first six months of 2005 were $144 million and $316 million, respectively, compared with $204 million and $438 million for the second quarter and first six months of 2004, respectively. The decline in losses from a year ago was primarily the result of declining levels of nonperforming loans and ongoing improvement in underwriting, collection efforts and economic conditions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Table 2	Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2005	2004	Change	2005	2004	Change

Credit and debit card revenue	$177	$159	11.3%	$331	$301	10.0%
Corporate payment products revenue	120	103	16.5	227	198	14.6
ATM processing services	57	45	26.7	104	87	19.5
Merchant processing services	198	165	20.0	376	306	22.9
Trust and investment management fees	253	251	.8	500	500	—
Deposit service charges	234	202	15.8	444	387	14.7
Treasury management fees	117	121	(3.3)	224	239	(6.3)
Commercial products revenue	100	108	(7.4)	196	218	(10.1)
Mortgage banking revenue	110	110	—	212	204	3.9
Investment products fees and commissions	39	43	(9.3)	78	82	(4.9)
Securities gains (losses), net	1	(172)	*	(58)	(172)	66.3
Other	135	107	26.2	289	210	37.6

Total noninterest income	$1,541	$1,242	24.1%	$2,923	$2,560	14.2%

*	Not meaningful

U.S. Bancorp	5

Noninterest Income Noninterest income in the second quarter and first six months of 2005 was $1,541 million and $2,923 million, respectively, compared with $1,242 million and $2,560 million in the same periods of 2004. The $299 million (24.1 percent) increase during the second quarter and $363 million (14.2 percent) increase during the first six months of 2005, compared with the same periods in 2004, were driven by favorable variances in securities gains (losses) and in the majority of fee income categories. The growth in credit and debit card revenue was driven by higher transaction volumes and rate changes. The corporate payment products revenue growth reflected growth in sales, card usage and the recent acquisition of a small aviation card business. ATM processing services revenue was higher primarily due to the expansion of the ATM business in May of 2005. Merchant processing services revenue was higher in the second quarter and first six months of 2005, compared with the same periods of 2004, reflecting an increase in sales volume, new business, higher equipment fees and the expansion of business in Europe. Deposit service charges were higher in the second quarter and first six months year-over-year due to account growth and higher transaction-related fees. Other income was higher in the second quarter and first six months of 2005, primarily due to higher income from equity investments relative to the same periods of 2004. Partially offsetting these positive variances year-over-year were decreases in commercial products revenue, treasury management fees and investment products fees and commissions. Commercial products revenue declined due to reductions in loan fees and domestic standby letter of credit fees. The decrease in treasury management fees was primarily due to higher earnings credit on customers’ compensating balances. The decline in investment products fees and commissions reflected lower sales volume in the second quarter of 2005 relative to the same quarter of 2004.
Noninterest Expense Noninterest expense was $1,595 million in the second quarter of 2005, an increase of $362 million (29.4 percent) over the second quarter of 2004. Noninterest expense was $2,926 million in the first six months of 2005, an increase of $238 million (8.9 percent) over the first six months of 2004. The increase in expense in the second quarter, compared with the same period of 2004, was primarily driven by the $224 million unfavorable change in the MSR valuation, as well as the increase in debt prepayment charges of $52 million. The increase in noninterest expense in the first six months of 2005, compared with the first six months of 2004, was partially due to a $61 million unfavorable change in the valuation of MSRs. Compensation expense was higher year-over-year in the second quarter and first six months of 2005, principally due to business expansion of in-store branches, expansion of the Company’s payment processing businesses and other growth initiatives. Employee benefits increased year-over-year primarily as a result of higher pension expense and payroll taxes. Marketing and business development was higher in the second quarter and first six months of 2005, compared with the same periods of 2004, due to marketing initiatives and the timing of contributions to the Company’s charitable foundation. Technology and communications expense rose, reflecting technology investments that increased software expense, in addition to outside data processing. Other expense declined in the second quarter and first six months of 2005, compared with the same periods of 2004, primarily due

Table 3	Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2005	2004	Change	2005	2004	Change

Compensation	$612	$573	6.8%	$1,179	$1,109	6.3%
Employee benefits	108	91	18.7	224	191	17.3
Net occupancy and equipment	159	153	3.9	313	309	1.3
Professional services	39	35	11.4	75	67	11.9
Marketing and business development	67	49	36.7	110	84	31.0
Technology and communications	113	102	10.8	219	204	7.4
Postage, printing and supplies	63	60	5.0	126	122	3.3
Other intangibles	181	(47)	*	252	179	40.8
Debt prepayment	54	2	*	54	37	45.9
Other	199	215	(7.4)	374	386	(3.1)

Total noninterest expense	$1,595	$1,233	29.4%	$2,926	$2,688	8.9%

Efficiency ratio (a)	48.3%	38.6%		45.1%	42.7%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

to decreases in other loan expense, insurance, lower merchant charge-back risk, and other operating losses.
Income Tax Expense The provision for income taxes was $435 million (an effective rate of 28.0 percent) for the second quarter and $987 million (an effective rate of 31.0 percent) for the first six months of 2005, compared with $540 million (an effective rate of 34.2 percent) and $932 million (an effective rate of 31.3 percent) for the same periods of 2004. The second quarter of 2005 included a $94 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for all years through 2002. For further information on income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $133.4 billion at June 30, 2005, compared with $126.3 billion at December 31, 2004, an increase of $7.1 billion (5.6 percent). The increase in total loans was driven by growth in commercial loans, residential mortgages and retail loans. The $3.0 billion (7.5 percent) increase in commercial loans was driven by new customer relationships, increases in corporate card and mortgage banking balances and to a lesser extent, increased utilization under lines of credit by commercial customers.
     Residential mortgages increased $2.6 billion (16.9 percent) at June 30, 2005, compared with December 31, 2004. The increase was primarily the result of asset/liability risk management decisions to retain a greater portion of the Company’s adjustable-rate loan production and an increase in consumer finance originations.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, grew $1.4 billion (3.2 percent) at June 30, 2005, compared with December 31, 2004. The growth was primarily due to an increase in installment, retail leasing and home equity.
Investment Securities At June 30, 2005, investment securities, both available-for-sale and held-to-maturity, totaled $42.3 billion, compared with $41.5 billion at December 31, 2004. The $.8 billion (2.0 percent) increase primarily reflected purchases of $7.7 billion of securities, partially offset by sales, along with maturities and prepayments. During the first six months of 2005, securities transactions were principally related to asset/liability management decisions reducing liability rate sensitive positions. As of June 30, 2005, and December 31, 2004, approximately 39 percent of the investment securities portfolio represented adjustable-rate financial instruments. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.
Deposits Total deposits were $121.8 billion at June 30, 2005, compared with $120.7 billion at December 31, 2004, an increase of $1.1 billion (.9 percent). The increase in total deposits was primarily the result of increases in non-interest bearing deposits, time deposits greater than $100,000 and time certificates of deposit less than $100,000, partially offset by declines in interest checking and money market accounts. Noninterest-bearing deposits increased $2.6 billion (8.6 percent) at June 30, 2005, compared with December 31, 2004, primarily due to seasonality of corporate trust deposits.
     The decrease in interest-bearing deposits of $1.6 billion (1.7 percent) at June 30, 2005, compared with December 31, 2004, was primarily due to decreases in interest checking and money market savings account balances. The $1.1 billion (4.8 percent) decrease in interest checking and $1.7 billion (5.6 percent) decrease in money market savings account balances reflects the Company’s deposit pricing

Table 4	Available-for-Sale Investment Securities

	June 30, 2005				December 31, 2004

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
(Dollars in Millions)	Cost	Value	Years	Yield (b)	Cost	Value	Years	Yield (b)

U.S. Treasury and agencies	$229	$232	1.82	3.93%	$684	$679	.72	3.43%
Mortgage-backed securities (a)	40,835	40,864	4.10	4.57	39,809	39,537	4.31	4.43
Asset-backed securities (a)	32	32	.86	5.51	64	64	1.31	5.47
Obligations of state and political subdivisions	265	269	6.34	6.68	205	211	1.65	7.32
Other debt securities	727	728	15.10	4.54	593	584	19.16	4.15
Other investments	59	58	—	—	270	279	—	—

Total available-for-sale investment securities	$42,147	$42,183	4.28	4.58%	$41,625	$41,354	4.45	4.43%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.

(b)	Average yields are based on historical cost balances and are presented on a fully-taxable equivalent basis. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

U.S. Bancorp	7

decisions in selected markets, given excess liquidity throughout 2004 and a migration of some customer balances to time deposits greater than $100,000 as rates increased on time deposit products. Time deposits greater than $100,000 increased $.7 billion (3.8 percent) and time certificates of deposit less than $100,000 increased $.4 billion (3.3 percent) at June 30, 2005, compared with December 31, 2004. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $20.4 billion at June 30, 2005, compared with $13.1 billion at December 31, 2004. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $7.3 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/liability management activities. Long-term debt was $34.8 billion at June 30, 2005, compared with $34.7 billion at December 31, 2004, reflecting the issuances of $2.7 billion of bank notes, $.6 billion of subordinated debt and $.3 billion of junior subordinated debentures and the addition of $3.0 billion of Federal Home Loan Bank (“FHLB”) advances, offset by long-term debt maturities, repayments and the impact of the recently completed tender offer of $6.5 billion. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Economic conditions during the second quarter and the first six months of 2005 have improved from the same periods of 2004, as reflected in improved unemployment rates, favorable trends related to corporate profits and consumer spending for retail goods and services. Current economic conditions are relatively unchanged from December 31, 2004, with somewhat higher energy costs and some increasing inflationary trends. The Federal Reserve Bank continued its measured approach to increasing short-term interest rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth.

8	U.S. Bancorp

     Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion on credit risk management.
Analysis of Nonperforming Assets The level of nonperforming assets represents an indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At June 30, 2005, total nonperforming assets were $610 million, compared with $748 million at December 31, 2004. The ratio of total nonperforming assets to total loans and other real estate decreased to ..46 percent at June 30, 2005, compared with ..59 percent at December 31, 2004.

Table 5	Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2005	2004

Commercial
Commercial	$238	$289
Lease financing	60	91

Total commercial	298	380
Commercial real estate
Commercial mortgages	140	175
Construction and development	21	25

Total commercial real estate	161	200
Residential mortgages	42	43
Retail
Retail leasing	—	—
Other retail	13	17

Total retail	13	17

Total nonperforming loans	514	640
Other real estate	68	72
Other assets	28	36

Total nonperforming assets	$610	$748

Restructured loans accruing interest (b)	$6	$10
Accruing loans 90 days or more past due	$258	$294
Nonperforming loans to total loans	.39%	.51%
Nonperforming assets to total loans plus other real estate	.46%	.59%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2004	$619	$129	$748
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	166	25	191
Advances on loans	30	—	30

Total additions	196	25	221
Reductions in nonperforming assets
Paydowns, payoffs	(158)	(23)	(181)
Net sales	(34)	—	(34)
Return to performing status	(35)	(7)	(42)
Charge-offs (c)	(100)	(2)	(102)

Total reductions	(327)	(32)	(359)

Net reductions in nonperforming assets	(131)	(7)	(138)

Balance June 30, 2005	$488	$122	$610

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	9

Table 6	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2005	2004

Commercial
Commercial	.05%	.05%
Lease financing	.02	.02

Total commercial	.05	.05
Commercial real estate
Commercial mortgages	.01	—
Construction and development	.01	—

Total commercial real estate	.01	—
Residential mortgages	.32	.46
Retail
Credit card	1.65	1.74
Retail leasing	.04	.08
Other retail	.22	.29

Total retail	.40	.47

Total loans	.19%	.23%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2005	2004

Commercial	.74%	.99%
Commercial real estate	.59	.73
Residential mortgages (a)	.55	.74
Retail	.43	.51

Total loans	.58%	.74%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 3.94 percent at June 30, 2005, and 5.19 percent at December 31, 2004.
     The Company had restructured loans of $46 million at June 30, 2005, compared with $68 million at December 31, 2004. Commitments to lend additional funds under restructured loans were $8 million as of June 30, 2005, compared with $12 million as of December 31, 2004. Restructured loans performing under the restructured terms beyond a specific timeframe are reported as accruing. Of the Company’s total restructured loans at June 30, 2005, $6 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $258 million at June 30, 2005, compared with $294 million at December 31, 2004. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans was ..19 percent at June 30, 2005, compared with ..23 percent at December 31, 2004.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.

10	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2005	2004	2005	2004

Residential mortgages
30-89 days	$ 97	$108	.54%	.70%
90 days or more	57	70	.32	.46
Nonperforming	42	43	.23	.28

Total	$196	$221	1.09%	1.44%

Retail
Credit card
30-89 days	$137	$142	2.08%	2.15%
90 days or more	108	115	1.65	1.74
Nonperforming	—	—	—	—

Total	$245	$257	3.73%	3.89%
Retail leasing
30-89 days	$ 43	$ 59	.58%	.83%
90 days or more	3	6	.04	.08
Nonperforming	—	—	—	—

Total	$ 46	$ 65	.62%	.91%
Other retail
30-89 days	$204	$224	.67%	.76%
90 days or more	67	84	.22	.29
Nonperforming	13	17	.04	.05

Total	$284	$325	.93%	1.10%

     In general, delinquency ratios for retail loans continued to improve relative to December 31, 2004, reflecting current economic conditions.
Analysis of Loan Net Charge-Offs Total loan net charge-offs were $144 million and $316 million during the second quarter and first six months of 2005, respectively, compared with net charge-offs of $204 million and $438 million, respectively, for the same periods of 2004. The ratio of total loan net charge-offs to average loans in the second quarter and first six months of 2005 was .44 percent and ..49 percent, respectively, compared with .68 percent and .73 percent, respectively, for the same periods of 2004.
     Commercial and commercial real estate loan net charge-offs for the second quarter of 2005 were $13 million (.07 percent of average loans outstanding), compared with $57 million (.35 percent of average loans outstanding) in the second quarter of 2004. Commercial and commercial real estate loan net charge-offs for the first six months of 2005 were $46 million (.13 percent of average loans outstanding), compared with $141 million (.43 percent of average loans outstanding) in the first six months of 2004. The year-over-year improvement was broad-based across most industries within the commercial loan portfolio.
     Retail loan net charge-offs for the second quarter of 2005 were $123 million (1.12 percent of average loans outstanding), compared with $140 million (1.38 percent of average loans outstanding) for the second quarter of 2004. Retail loan net charge-offs for the first six months of 2005 were $253 million (1.17 percent of average loans outstanding), compared with $283 million (1.42 percent of average loans outstanding) for the first six months of 2004. Lower levels of retail loan net charge-offs principally reflected the Company’s ongoing improvement in collection efforts, underwriting and risk management.
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

U.S. Bancorp	11

The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Three Months Ended June 30,				Six Months Ended June 30,

	Average Loan		Percent of		Average Loan		Percent of
	Amount		Average Loans		Amount		Average Loans

(Dollars in Millions)	2005	2004	2005	2004	2005	2004	2005	2004

Consumer Finance (a)
Residential mortgages	$5,788	$4,410	.49%	.46%	$5,455	$4,294	.52%	.42%
Home equity and second mortgages	2,548	2,264	1.57	2.31	2,603	2,219	1.63	2.36
Other retail	387	415	4.15	4.85	385	409	4.71	4.92
Traditional Branch
Residential mortgages	$11,410	$9,642	.04%	.08%	$11,062	$9,537	.05%	.11%
Home equity and second mortgages	12,455	11,511	.19	.24	12,321	11,356	.20	.25
Other retail	14,747	14,000	.92	1.21	14,616	13,856	.95	1.25
Total Company
Residential mortgages	$17,198	$14,052	.19%	.20%	$16,517	$13,831	.21%	.20%
Home equity and second mortgages	15,003	13,775	.43	.58	14,924	13,575	.45	.59
Other retail	15,134	14,415	1.01	1.31	15,001	14,265	1.05	1.35

(a)	Consumer finance category includes credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, recent loss experience and other factors, including regulatory guidance and economic conditions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of the allowance for credit losses.

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Commercial
Commercial	.10%	.42%	.13%	.53%
Lease financing	.49	1.58	.78	1.65

Total commercial	.14	.56	.20	.67
Commercial real estate
Commercial mortgages	.02	.04	.05	.06
Construction and development	(.16)	—	(.03)	.15

Total commercial real estate	(.03)	.03	.03	.08
Residential mortgages	.19	.20	.21	.20
Retail
Credit card	3.93	4.23	4.02	4.27
Retail leasing	.27	.62	.36	.67
Home equity and second mortgages	.43	.58	.45	.59
Other retail	1.01	1.31	1.05	1.35

Total retail	1.12	1.38	1.17	1.42

Total loans	.44%	.68%	.49%	.73%

12	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2005	2004	2005	2004

Balance at beginning of period	$2,269	$2,370	$2,269	$2,369
Charge-offs
Commercial
Commercial	42	66	74	149
Lease financing	15	28	38	60

Total commercial	57	94	112	209
Commercial real estate
Commercial mortgages	4	5	10	14
Construction and development	1	1	3	6

Total commercial real estate	5	6	13	20
Residential mortgages	8	8	18	16
Retail
Credit card	73	71	146	141
Retail leasing	8	12	19	25
Home equity and second mortgages	19	23	40	46
Other retail	52	60	105	122

Total retail	152	166	310	334

Total charge-offs	222	274	453	579
Recoveries
Commercial
Commercial	33	30	51	59
Lease financing	9	9	19	20

Total commercial	42	39	70	79
Commercial real estate
Commercial mortgages	3	3	5	8
Construction and development	4	1	4	1

Total commercial real estate	7	4	9	9
Residential mortgages	—	1	1	2
Retail
Credit card	9	8	17	15
Retail leasing	3	2	6	4
Home equity and second mortgages	3	3	7	6
Other retail	14	13	27	26

Total retail	29	26	57	51

Total recoveries	78	70	137	141
Net Charge-offs
Commercial
Commercial	9	36	23	90
Lease financing	6	19	19	40

Total commercial	15	55	42	130
Commercial real estate
Commercial mortgages	1	2	5	6
Construction and development	(3)	—	(1)	5

Total commercial real estate	(2)	2	4	11
Residential mortgages	8	7	17	14
Retail
Credit card	64	63	129	126
Retail leasing	5	10	13	21
Home equity and second mortgages	16	20	33	40
Other retail	38	47	78	96

Total retail	123	140	253	283

Total net charge-offs	144	204	316	438

Provision for credit losses	144	204	316	439

Balance at end of period	$2,269	$2,370	$2,269	$2,370

Components
Allowance for loan losses	$2,082	$2,190
Liability for unfunded credit commitments	187	180

Total allowance for credit losses	$2,269	$2,370

Allowance for credit losses as a percentage of
Period-end loans	1.70%	1.93%
Nonperforming loans	441	299
Nonperforming assets	372	260
Annualized net charge-offs	393	289

U.S. Bancorp	13

     At June 30, 2005, the allowance for credit losses was $2,269 million (1.70 percent of loans), compared with an allowance of $2,269 million (1.80 percent of loans) at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 441 percent at June 30, 2005, compared with 355 percent at December 31, 2004. The ratio of the allowance for credit losses to annualized loan net charge-offs was 393 percent at June 30, 2005, compared with 296 percent at December 31, 2004.
     Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2005, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, the accruing loans 90 days or more past due, and delinquency ratios in most loan categories compared with December 31, 2004. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages balances, and their relative credit risk were evaluated compared with other banks. Finally, the Company considered current economic conditions that might impact the portfolio.
Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2005, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2004. Refer to “Management’s Discussion and Analysis — Residual Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on residual risk management.
Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”), comprised of key executives, provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on operational risk management.
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
Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on rate sensitive income and net interest income is simulation analysis. Through these simulations, management estimates the impact on interest rate sensitive income of a 300 basis point upward or downward gradual change of market interest rates over a one-year period. The simulations also estimate the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALPC policy guidelines limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted interest rate sensitive income over the succeeding 12 months. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on net interest income simulation analysis.

14	U.S. Bancorp

Sensitivity of Net Interest Income and Rate Sensitive Income:

	June 30, 2005				December 31, 2004

	Down 50	Up 50	Down 300	Up 300	Down 50	Up 50	Down 300	Up 300
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	(.37)%	(.10)%	*%	(1.83)%	(.49)%	.04%	*%	(.19)%
Rate sensitive income	(.28)%	(.27)%	*%	(2.30)%	(.40)%	(.13)%	*%	(.69)%

* Given the current level of interest rates, a downward 300 basis point scenario can not be computed.
     The table above summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At June 30, 2005, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. The Company manages the overall interest rate risk profile within policy limits. At June 30, 2005, and December 31, 2004, the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at June 30, 2005. The up 200 basis point scenario resulted in a 3.1 percent decrease in the market value of equity at June 30, 2005, compared with a 2.7 percent decrease at December 31, 2004. The down 200 basis point scenario resulted in a 6.9 percent decrease in the market value of equity at June 30, 2005, compared with a 4.2 percent decrease at December 31, 2004. At June 30, 2005, and December 31, 2004, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.51 years at June 30, 2005, compared with 1.63 years at December 31, 2004. The duration of liabilities was 1.79 years at June 30, 2005, compared with 1.89 years at December 31, 2004. At June 30, 2005, the duration of equity was (.15) years, compared with ..12 years at December 31, 2004. The duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on market value of equity modeling.
Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). Refer to “Management’s Discussion and Analysis — Use of Derivatives to Manage Interest Rate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on the use of derivatives to manage interest rate risk.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $41 billion of total notional amount of asset and liability management derivative positions at June 30, 2005, $37 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. Related to its mortgage banking operations, the Company held $2.0 billion of forward commitments to sell mortgage loans and $2.0 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9.

U.S. Bancorp	15

Table 9	Derivative Positions

	June 30, 2005			December 31, 2004

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$20,645	$260	5.25	$20,070	$379	5.25
Pay fixed/receive floating swaps	14,475	95	1.50	10,775	56	1.42
Futures and forwards	3,474	(16)	.10	2,262	(4)	.12
Options
Written	1,981	6	.11	1,059	1	.15
Foreign exchange forward contracts	260	1	.04	314	(12)	.04
Equity contracts	47	1	3.79	53	4	4.29

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$8,636	$81	4.83	$6,708	$76	4.67
Pay fixed/receive floating swaps	8,592	(38)	4.83	6,682	(40)	4.67
Options
Purchased	1,221	6	2.68	1,099	7	3.00
Written	1,221	(6)	2.68	1,099	(7)	3.00
Risk participation agreements (a)
Purchased	144	—	6.42	137	—	7.13
Written	158	—	4.44	84	—	2.93
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,283	78	.30	2,047	80	.31
Sell	2,246	(74)	.30	2,015	(76)	.33
Options
Purchased	60	1	.34	77	1	.59
Written	60	(1)	.31	77	(1)	.59

(a)	At June 30, 2005, the credit equivalent amount was $1 million and $18 million, compared with $1 million and $7 million at December 31, 2004, for purchased and written risk participation agreements, respectively.
     At June 30, 2005, the Company had $51 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2005 and the next 12 months is $20 million and $39 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the second quarter and first six months of 2005. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $4 million and $1 million for the second quarter and first six months of 2005, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness recorded in noninterest income was an increase of $3 million for both the second quarter and first six months of 2005.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the second quarter and first six months of 2005 was not material.
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include, among other things, proprietary trading

16	U.S. Bancorp

and foreign exchange positions. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities. The Company’s market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was not material at June 30, 2005, or December 31, 2004. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on market risk management.
Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on liquidity risk management.
     At June 30, 2005, parent company long-term debt outstanding was $6.0 billion, compared with $6.9 billion at December 31, 2004. The $.9 billion decrease was primarily due to repayments of $.5 billion of junior subordinated debentures and maturities of $.5 billion of medium-term notes during the first six months of 2005. Total parent company debt scheduled to mature in the remainder of 2005 is $.7 billion. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.0 billion at June 30, 2005.
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
     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. The extent of these arrangements is provided in Note 8 of the Notes to Consolidated Financial Statements.
     Asset securitization and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets and related commercial paper liabilities of $4.8 billion at June 30, 2005, and $5.7 billion at December 31, 2004. The Company provides a liquidity facility to the conduit. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities and was $26 million at June 30, 2005, and $32 million at December 31, 2004. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $40 million at June 30, 2005, and $57 million at December 31, 2004.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $328 million at June 30, 2005, of which the Company retained $80 million of subordinated securities and a residual interest-only strip of $42 million. This compared with $375 million in assets at December 31, 2004, of which the Company retained $85 million of subordinated securities and a residual interest-only strip of $36 million. From this securitization, the Company recognized income from subordinated securities, an interest-only strip and servicing fees, net of impairment of $9 million and $7 million during the second quarter

U.S. Bancorp	17

Table 10	Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2005	2004

Tangible common equity	$11,962	$11,950
As a percent of tangible assets	6.1%	6.4%
Tier 1 capital	$14,564	$14,720
As a percent of risk-weighted assets	8.1%	8.6%
As a percent of adjusted quarterly average assets (leverage ratio)	7.5%	7.9%
Total risk-based capital	$22,362	$22,352
As a percent of risk-weighted assets	12.5%	13.1%

and first six months of 2005, respectively, compared with $9 million and $15 million, respectively, during the same periods of 2004. The unsecured small business credit securitization held average assets of $340 million and $456 million in the second quarter of 2005 and 2004, respectively.
     The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources. Refer to “Management’s Discussion and Analysis — Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on off-balance sheet arrangements.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 92 percent and 100 percent of earnings in the second quarter and first six months of 2005, respectively. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $19.9 billion at June 30, 2005, compared with $19.5 billion at December 31, 2004. The increase was the result of corporate earnings offset by share repurchases and dividends.
     Tangible common equity to assets was 6.1 percent at June 30, 2005, compared with 6.4 percent at December 31, 2004. The Tier 1 capital ratio was 8.1 percent at June 30, 2005, compared with 8.6 percent at December 31, 2004. The total risk-based capital ratio was 12.5 percent at June 30, 2005, compared with 13.1 percent at December 31, 2004. The leverage ratio was 7.5 percent at June 30, 2005, compared with 7.9 percent at December 31, 2004. Impacting Tier 1 capital during the second quarter of 2005, was the $443 million prepayment of trust preferred securities that was part of the recently completed debt tender offer. All regulatory ratios continue to be in excess of stated “well-capitalized” requirements.
     On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the next 24 months.
     The following table provides a detailed analysis of all shares repurchased under this authorization during the second quarter of 2005:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased (a)	per Share	Purchased

April	10,378,473	$27.76	114,289,900
May	3,799,878	28.80	110,490,022
June	3,029,095	29.32	107,460,927

Total	17,207,446	$28.26	107,460,927

(a)	All shares purchased during the second quarter of 2005 were purchased under the publicly announced December 21, 2004, repurchase authorization.
LINE OF BUSINESS FINANCIAL REVIEW
     Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which

18	U.S. Bancorp

financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance.
Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review Basis for Financial Presentation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on the business lines’ basis for financial presentation.
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2005, certain organization and methodology changes were made and, accordingly, 2004 results were restated and presented on a comparable basis.
Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $267 million of the Company’s net income in the second quarter and $522 million in the first six months of 2005, or increases of $24 million and $51 million, respectively, compared with the same periods of 2004. The increases were driven by higher total net revenue and a reduction in the provision for credit losses, partially offset by an increase in noninterest expense.
     Total net revenue increased $17 million (2.8 percent) in the second quarter and $35 million (3.0 percent) in the first six months of 2005, compared with the same periods of 2004. Net interest income, on a taxable-equivalent basis, increased $17 million in the second quarter and $24 million in the first six months of 2005, compared with the same periods of 2004. The increases in net interest income were driven by growth in average loan balances and wider spreads on total deposits due to the funding benefit associated with the impact of rising interest rates during the last four quarters, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was driven by stronger commercial loan demand in late 2004 and the first half of 2005. Total deposits increased year-over-year driven by growth in time deposits, partially offset by decreases in noninterest-bearing deposits, interest checking and saving products. Noninterest income in the second quarter of 2005 was flat compared to the second quarter of 2004, as declines in commercial products revenue and treasury management-related fees were offset by higher revenue from equity investments. The $11 million increase in noninterest income in the first six months of 2005, compared with the same period of 2004, was due to higher revenue from equity investments, partially offset by reductions in treasury management-related fees, equipment leasing and other commercial loan fees. Treasury management-related fees were lower primarily due to higher earnings credit on customers’ compensating balances. Equipment leasing revenue declined primarily due to lower operating lease rents resulting from lower operating lease balances.
     Noninterest expense increased $3 million (1.4 percent) in the second quarter of 2005 and $9 million (2.2 percent) in the first six months of 2005, compared with the same periods of 2004. The increases were primarily driven by higher personnel-related costs and net shared services expense.
     The provision for credit losses decreased $24 million in the second quarter and $55 million in the first six months of 2005, compared with the same periods of 2004. The favorable change in provision for credit losses was due to improving net charge-offs, resulting in a net recovery of .14 percent of average loans in the second quarter of 2005, compared with a net charge-off of .08 percent of average loans in the second quarter of 2004. The reduction in net charge-offs was attributable to strong commercial loan recoveries, as well as broad based improvements in the overall quality of the commercial loan portfolio. Nonperforming assets within Wholesale Banking were $274 million at June 30, 2005, $330 million at March 31, 2005, and $519 million at June 30, 2004. Nonperforming assets as a percentage of end-of-period loans were .62 percent at June 30, 2005, ..76 percent at March 31, 2005, and 1.23 percent at June 30, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, consumer finance, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $452 million of the Company’s net income in the second quarter and

U.S. Bancorp	19

$857 million in the first six months of 2005, or increases of $83 million and $159 million, respectively, compared with the same periods of 2004. While the retail banking business grew net income 28.4 percent in the second quarter and 27.3 percent in the first six months of 2005, the contribution of the mortgage banking business declined 23.8 percent and 16.9 percent, respectively, compared with the same periods of 2004.
     Total net revenue increased $127 million (9.1 percent) in the second quarter and $234 million (8.7 percent) in the first six months of 2005, compared with the same periods of 2004. Net interest income, on a taxable-equivalent basis, increased $97 million in the second quarter of 2005 and $179 million in the first six months of 2005 compared with the same periods of 2004. The year-over-year increases in net interest income were due to strong growth in average loans and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing, a reduction in noninterest-bearing deposits and lower saving products balances. The increase in average loan balances reflected growth in retail loans and residential mortgages. Included within the retail loan category are second-lien home equity loans and retail leases which had a growth rate of 9.2 percent and 12.8 percent, respectively, in the second quarter and 10.1 percent and 14.5 percent, respectively, in the first six months of 2005, compared with the same periods of 2004. Residential mortgages, which includes traditional residential mortgages, grew 22.4 percent in the second quarter and 19.3 percent in the first six months of 2005, compared with the same periods of a year ago, reflecting the Company’s decision to retain adjustable-rate residential mortgages. The year-over-year decreases in average deposits were due to a reduction in noninterest-bearing deposits and saving products, offset by growth in interest checking and time deposits. The decline in noninterest-bearing deposits in the second quarter and first six months of 2005, compared with the same periods of 2004, was due to the Company’s decision to migrate $1.3 billion of certain high-value customer accounts to interest checking as an enhancement to its Silver Elite Checking product. The year-over-year increases in interest checking balances reflect this migration of the Silver Elite product and strong branch-based new account deposit growth. On a combined basis, the Consumer Banking line of business generated growth of $1.2 billion (4.0 percent) in average checking account balances in the second quarter of 2005, compared with the second quarter of 2004, driven by 6.2 percent growth in net new checking accounts. Offsetting this growth was a reduction in average savings balances of $3.0 billion (10.8 percent) from second quarter of 2004, principally related to money market accounts. Average time deposit balances grew $1.1 billion in the second quarter of 2005, compared with the second quarter of 2004, as a portion of money market balances migrated to time deposit products.
     Fee-based noninterest income increased $30 million in the second quarter and $55 million in the first six months of 2005, compared with the same periods of 2004. The year-over-year growth in fee-based revenue was driven by strong deposit service charges and commercial products revenue, partially offset by lower investment products fees and commissions and treasury management-related fees.
     Noninterest expense increased $21 million (2.9 percent) in the second quarter and $37 million (2.6 percent) in the first six months of 2005, compared with the same periods of 2004. The increases were primarily attributable to compensation expenses and net shared services, reflecting the impact of the net addition of 58 in-store and 10 traditional branches at June 30, 2005, compared with June 30, 2004. These increases were partially offset by reductions in occupancy and equipment expense.
     The provision for credit losses decreased $25 million and $53 million in the second quarter and first six months of 2005, compared with the same periods of 2004. The improvement was primarily attributable to lower net charge-offs. As a percentage of average loans, net charge-offs declined to ..39 percent in the second quarter of 2005, compared with ..59 percent in the second quarter of 2004. The decline in net charge-offs included the commercial and retail loan portfolios. The $14 million improvement in commercial loan net charge-offs was broad-based across most industry and geographical regions. Retail loan net charge-offs declined by $11 million in the second quarter of 2005 compared to the second quarter of 2004, primarily resulting from ongoing collection efforts and risk management activities. Nonperforming assets within Consumer Banking were $329 million at June 30, 2005, $326 million at March 31, 2005, and $383 million at June 30, 2004. Nonperforming assets as a percentage of end-of-period loans were ..47 percent at June 30, 2005, .48 percent at March 31, 2005, and .60 percent at June 30, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment

20	U.S. Bancorp

management and mutual fund servicing through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services. Private Client, Trust and Asset Management contributed $116 million of the Company’s net income in the second quarter and $228 million in the first six months of 2005, or increases of $21 million and $32 million, respectively, compared with the same periods of 2004. The growth was attributable to higher total net revenue and lower provision for credit losses.
     Total net revenue increased $27 million (7.9 percent) in the second quarter and $48 million (7.1 percent) in the first six months of 2005, compared with the same periods of 2004. Net interest income, on a taxable-equivalent basis, increased $25 million in the second quarter and $47 million in the first six months of 2005, compared with the same periods of 2004. The increases in net interest income were due to growth in total average deposits, the favorable impact of rising interest rates on the funding benefit of customer deposits, and higher average loan balances, partially offset by a decline in loan spreads. The increases in total deposits were attributable to growth in noninterest-bearing deposits and time deposits across most areas, principally Corporate Trust. Noninterest income was up slightly in the second quarter and first six months of 2005, compared with the same periods of 2004, as revenues generated by favorable equity market valuations and acquisitions were offset by a decline in core revenue due to a change in the mix of fund balances and customers’ migration from paying for services with fees to paying with compensating balances.
     Noninterest expense was flat in the second quarter and increased $5 million (1.4 percent) in the first six months of 2005, compared with the same periods of 2004. The increase in noninterest expense in the first six months of 2005 was primarily attributable to an increase in personnel-related costs, legal expenses, and net shared services expense partially offset by a decline in occupancy expenses.
     The provision for credit losses decreased $7 million in the second quarter and $8 million in the first six months of 2005, compared with the same periods of 2004, due to a reduction in net charge-offs. Net charge-offs as a percentage of loans were .16 percent in the second quarter of 2005, compared with .76 percent in the second quarter of 2004.
Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $178 million of the Company’s net income in the second quarter and $343 million in the first six months of 2005, or increases of $17 million and $34 million, respectively, compared with the same periods of 2004. The increases were due to growth in total net revenue driven by higher transaction volumes and lower provision for loan losses, partially offset by an increase in total noninterest expense.
     Total net revenue increased $70 million (11.6 percent) in the second quarter and $137 million (11.7 percent) in the first six months of 2005, compared with the same periods of 2004. Net interest income decreased $10 million in the second quarter and $15 million in the first six months of 2005, compared with the same periods of 2004. The decreases were primarily due to lower retail loan spreads, higher corporate card rebates and higher corporate payment card noninterest-bearing loan balances, partially offset by increases in retail credit card balances and customer late fees. Noninterest income increased $80 million in the second quarter and $152 million in the first six months of 2005, compared with the same periods of 2004. The increase in fee-based revenue in the second quarter of 2005 was driven by strong growth in credit card and debit card revenue, corporate payment products revenue, ATM processing services revenue and merchant processing revenue. Credit and debit card revenue increased $19 million due to higher sales volume and increases in interchange rates, partially offset by higher reward expenses. Corporate payment products revenue increased $17 million due to increases in sales volume and the acquisition of a small aviation card business in the first quarter of 2005. ATM processing services revenue increased $12 million primarily due to the expansion of the business. Merchant processing revenue increased $33 million due to increases in sales and transaction processing volumes and the expansion of the merchant acquiring business in Europe.
     Noninterest expense increased $45 million (17.4 percent) in the second quarter and $88 million (17.8 percent) in the first six months of 2005, compared with the same periods of 2004. The increases in noninterest expense were primarily attributable to higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, higher ATM processing services volumes due to the expansion of the ATM business and higher merchant acquiring costs resulting from the expansion of the merchant acquiring business in Europe.

U.S. Bancorp	21

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended June 30 (Dollars in Millions)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$411	$394	4.3%	$996	$899	10.8%
Noninterest income	204	204	—	519	489	6.1
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	615	598	2.8	1,515	1,388	9.1
Noninterest expense	206	203	1.5	673	652	3.2
Other intangibles	5	5	—	63	63	—

Total noninterest expense	211	208	1.4	736	715	2.9

Income before provision and income taxes	404	390	3.6	779	673	15.8
Provision for credit losses	(16)	8	*	68	93	(26.9)

Income before income taxes	420	382	9.9	711	580	22.6
Income taxes and taxable-equivalent adjustment	153	139	10.1	259	211	22.7

Net income	$267	$243	9.9	$452	$369	22.5

Average Balance Sheet Data
Commercial	$28,768	$26,375	9.1%	$8,516	$8,073	5.5%
Commercial real estate	15,652	15,701	(.3)	11,219	10,657	5.3
Residential mortgages	57	65	(12.3)	16,741	13,681	22.4
Retail	27	48	(43.8)	33,699	30,905	9.0

Total loans	44,504	42,189	5.5	70,175	63,316	10.8
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	72	90	(20.0)	1,169	1,058	10.5
Assets	50,741	48,926	3.7	78,691	71,614	9.9
Noninterest-bearing deposits	12,295	13,050	(5.8)	13,122	14,415	(9.0)
Interest checking	3,169	3,353	(5.5)	17,396	14,931	16.5
Savings products	5,468	7,052	(22.5)	24,621	27,594	(10.8)
Time deposits	12,249	6,212	97.2	17,048	15,922	7.1

Total deposits	33,181	29,667	11.8	72,187	72,862	(.9)
Shareholders’ equity	5,042	4,940	2.1	6,455	6,146	5.0

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Six Months Ended June 30 (Dollars in Millions)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$809	$785	3.1%	$1,954	$1,775	10.1%
Noninterest income	416	400	4.0	984	929	5.9
Securities gains (losses), net	(4)	1	*	—	—	—

Total net revenue	1,221	1,186	3.0	2,938	2,704	8.7
Noninterest expense	404	394	2.5	1,316	1,283	2.6
Other intangibles	9	10	(10.0)	127	123	3.3

Total noninterest expense	413	404	2.2	1,443	1,406	2.6

Income before provision and income taxes	808	782	3.3	1,495	1,298	15.2
Provision for credit losses	(13)	42	*	148	201	(26.4)

Income before income taxes	821	740	10.9	1,347	1,097	22.8
Income taxes and taxable-equivalent adjustment	299	269	11.2	490	399	22.8

Net income	$522	$471	10.8	$857	$698	22.8

Average Balance Sheet Data
Commercial	$28,348	$26,072	8.7%	$8,327	$8,096	2.9%
Commercial real estate	15,654	15,763	(.7)	11,170	10,587	5.5
Residential mortgages	59	66	(10.6)	16,069	13,466	19.3
Retail	37	49	(24.5)	33,416	30,445	9.8

Total loans	44,098	41,950	5.1	68,982	62,594	10.2
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	74	92	(19.6)	1,143	1,022	11.8
Assets	50,177	48,442	3.6	77,093	70,515	9.3
Noninterest-bearing deposits	12,119	12,729	(4.8)	13,023	14,083	(7.5)
Interest checking	3,381	3,599	(6.1)	17,208	14,674	17.3
Savings products	5,352	7,144	(25.1)	25,065	27,693	(9.5)
Time deposits	11,649	5,801	*	16,768	16,224	3.4

Total deposits	32,501	29,273	11.0	72,064	72,674	(.8)
Shareholders’ equity	5,066	5,020	.9	6,435	6,241	3.1

*	Not meaningful

22	U.S. Bancorp

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change

$111	$86	29.1%	$129	$139	(7.2)%	$114	$261	(56.3)%	$1,761	$1,779	(1.0)%
258	256	.8	547	467	17.1	12	(2)	*	1,540	1,414	8.9
—	—	—	—	—	—	1	(172)	*	1	(172)	*

369	342	7.9	676	606	11.6	127	87	46.0	3,302	3,021	9.3
169	168	.6	261	220	18.6	105	37	*	1,414	1,280	10.5
15	16	(6.3)	43	39	10.3	55	(170)	*	181	(47)	*

184	184	—	304	259	17.4	160	(133)	*	1,595	1,233	29.4

185	158	17.1	372	347	7.2	(33)	220	*	1,707	1,788	(4.5)
2	9	(77.8)	92	94	(2.1)	(2)	—	*	144	204	(29.4)

183	149	22.8	280	253	10.7	(31)	220	*	1,563	1,584	(1.3)
67	54	24.1	102	92	10.9	(139)	51	*	442	547	(19.2)

$116	$95	22.1	$178	$161	10.6	$108	$169	(36.1)	$1,121	$1,037	8.1

$1,596	$1,654	(3.5)%	$3,466	$3,048	13.7%	$171	$180	(5.0)%	$42,517	$39,330	8.1%
623	609	2.3	—	—	—	88	149	(40.9)	27,582	27,116	1.7
394	297	32.7	—	—	—	6	9	(33.3)	17,198	14,052	22.4
2,325	2,207	5.3	7,878	7,454	5.7	49	49	—	43,978	40,663	8.2

4,938	4,767	3.6	11,344	10,502	8.0	314	387	(18.9)	131,275	121,161	8.3
843	813	3.7	2,030	1,823	11.4	—	—	—	6,341	6,104	3.9
316	342	(7.6)	972	762	27.6	3	9	(66.7)	2,532	2,261	12.0
6,687	6,485	3.1	15,214	13,413	13.4	50,485	49,992	1.0	201,818	190,430	6.0
3,537	3,246	9.0	134	100	34.0	60	(204)	*	29,148	30,607	(4.8)
2,452	2,454	(.1)	—	—	—	7	1	*	23,024	20,739	11.0
5,329	5,505	(3.2)	15	10	50.0	16	17	(5.9)	35,449	40,178	(11.8)
1,106	546	*	1	—	*	3,207	2,912	10.1	33,611	25,592	31.3

12,424	11,751	5.7	150	110	36.4	3,290	2,726	20.7	121,232	117,116	3.5
2,114	2,066	2.3	3,592	3,109	15.5	2,617	2,782	(5.9)	19,820	19,043	4.1

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change

$215	$168	28.0%	$270	$285	(5.3)%	$264	$545	(51.6)%	$3,512	$3,558	(1.3)%
511	510	.2	1,033	881	17.3	37	12	*	2,981	2,732	9.1
—	—	—	—	—	—	(54)	(173)	68.8	(58)	(172)	66.3

726	678	7.1	1,303	1,166	11.7	247	384	(35.7)	6,435	6,118	5.2
335	329	1.8	498	420	18.6	121	83	45.8	2,674	2,509	6.6
30	31	(3.2)	84	74	13.5	2	(59)	*	252	179	40.8

365	360	1.4	582	494	17.8	123	24	*	2,926	2,688	8.9

361	318	13.5	721	672	7.3	124	360	(65.6)	3,509	3,430	2.3
2	10	(80.0)	181	187	(3.2)	(2)	(1)	*	316	439	(28.0)

359	308	16.6	540	485	11.3	126	361	(65.1)	3,193	2,991	6.8
131	112	17.0	197	176	11.9	(116)	(10)	*	1,001	946	5.8

$228	$196	16.3	$343	$309	11.0	$242	$371	(34.8)	$2,192	$2,045	7.2

$1,589	$1,663	(4.4)%	$3,339	$2,943	13.5%	$158	$156	1.3%	$41,761	$38,930	7.3%
626	606	3.3	—	—	—	93	157	(40.8)	27,543	27,113	1.6
381	288	32.3	—	—	—	8	11	(27.3)	16,517	13,831	19.4
2,305	2,157	6.9	7,846	7,414	5.8	49	46	6.5	43,653	40,111	8.8

4,901	4,714	4.0	11,185	10,357	8.0	308	370	(16.8)	129,474	119,985	7.9
843	791	6.6	1,987	1,819	9.2	(1)	—	*	6,297	6,078	3.6
323	350	(7.7)	940	706	33.1	8	9	(11.1)	2,488	2,179	14.2
6,666	6,452	3.3	14,861	13,248	12.2	50,593	51,389	(1.5)	199,390	190,046	4.9
3,447	3,123	10.4	137	103	33.0	58	(223)	*	28,784	29,815	(3.5)
2,488	2,570	(3.2)	—	—	—	8	1	*	23,085	20,844	10.8
5,391	5,373	.3	15	11	36.4	15	16	(6.3)	35,838	40,237	(10.9)
1,038	519	*	—	—	—	3,170	3,127	1.4	32,625	25,671	27.1

12,364	11,585	6.7	152	114	33.3	3,251	2,921	11.3	120,332	116,567	3.2
2,123	2,065	2.8	3,513	3,067	14.5	2,675	2,921	(8.4)	19,812	19,314	2.6

U.S. Bancorp	23

     The provision for credit losses decreased $2 million (2.1 percent) in the second quarter and $6 million (3.2 percent) in the first six months of 2005, compared with the same periods of 2004, due to lower net charge-offs. As a percentage of average loans, net charge-offs were 3.25 percent in the second quarter of 2005, compared with 3.60 percent of average loans in the second quarter of 2004. The favorable change in credit losses was due to improvements in ongoing collection efforts, underwriting and risk management activities, as well as improvements in economic conditions from a year ago.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $108 million in the second quarter and $242 million in the first six months of 2005, or decreases of $61 million and $129 million, respectively, compared with the same periods of 2004.
     Total net revenue increased $40 million (46.0 percent) in the second quarter and decreased $137 million (35.7 percent) in the first six months of 2005, compared with the same periods of 2004. The year-over-year increase in total net revenue in the second quarter of 2005 was attributable to increases in fee-based noninterest income and securities gains (losses), partially offset by reductions in net interest income. The year-over-year decrease in total net revenue in the first six months of 2005 was attributable to a reduction in net interest income, partially offset by higher fee-based noninterest income and securities gains (losses). The decreases in net interest income were primarily attributable to increases in short-term rates and the Company’s asset/liability management decisions to continue to invest in adjustable-rate securities and utilize higher-cost fixed-rate funding given the current rising interest rate environment. It also reflected the residual effect of transfer pricing caused by changes in the mix of earning assets and the yield curve from a year ago. The increases in fee-based noninterest income were primarily attributable to higher equity investment revenue.
     Noninterest expense increased $293 million in the second quarter and $99 million in the first six months of 2005, compared with the same periods of 2004. The increase in noninterest expense in the second quarter of 2005 was principally driven by MSR valuations, debt prepayment expense and higher pension expense. The second quarter of 2005 reflected an MSR impairment of $53 million, compared with MSR reparation of $171 million in the second quarter of 2004, a net increase of $224 million year-over-year. Also included in the second quarter of 2005 was a $54 million debt prepayment charge related to a completed tender offer for debt securities. Noninterest expense in the first six months of 2005 included MSR reparation of $1 million, compared with MSR reparation of $62 million in the first six months of 2004. Debt prepayment and pension expense were also higher in the first six months of 2005, compared with the same period of 2004. The change in MSR valuations was driven by interest rates and prepayment speeds which were flat in the first half of 2005, compared with the rising interest rates and slowing prepayment speeds in the same period of 2004.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net recovery of $2 million in the second quarter of 2005, and first six months of 2005, and a net recovery of $1 million in the first six months of 2004. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The second quarter of 2005 reflected a $94 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for all years through 2002. The first quarter of 2004 reflected a $90 million reduction in income tax expense related to the resolution of federal examinations covering substantially all of the company’s legal entities for the years 1995 through 1999.
ACCOUNTING CHANGES
     Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards recently issued but not yet required to be adopted and the expected impact of the changes in accounting standards. To the extent the adoption of new accounting standards

24	U.S. Bancorp

affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
     The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2005	2004

	(Unaudited)
Assets
Cash and due from banks	$6,442	$6,336
Investment securities
Held-to-maturity (fair value $122 and $132, respectively)	116	127
Available-for-sale	42,183	41,354
Loans held for sale	1,734	1,439
Loans
Commercial	43,180	40,173
Commercial real estate	27,743	27,585
Residential mortgages	17,966	15,367
Retail	44,555	43,190

Total loans	133,444	126,315
Less allowance for loan losses	(2,082)	(2,080)

Net loans	131,362	124,235
Premises and equipment	1,864	1,890
Customers’ liability on acceptances	95	95
Goodwill	6,372	6,241
Other intangible assets	2,584	2,387
Other assets	11,229	11,000

Total assets	$203,981	$195,104

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$33,401	$30,756
Interest-bearing	69,690	71,936
Time deposits greater than $100,000	18,732	18,049

Total deposits	121,823	120,741
Short-term borrowings	20,434	13,084
Long-term debt	34,788	34,739
Acceptances outstanding	95	95
Other liabilities	6,940	6,906

Total liabilities	184,080	175,565
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 6/30/05 and 12/31/04 — 1,972,643,007 shares	20	20
Capital surplus	5,903	5,902
Retained earnings	17,849	16,758
Less cost of common stock in treasury: 6/30/05 — 143,991,492 shares; 12/31/04 — 115,020,064 shares	(3,984)	(3,125)
Other comprehensive income	113	(16)

Total shareholders’ equity	19,901	19,539

Total liabilities and shareholders’ equity	$203,981	$195,104

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2005	2004	2005	2004

Interest Income
Loans	$2,027	$1,740	$3,938	$3,487
Loans held for sale	24	27	45	47
Investment securities	486	444	962	913
Other interest income	28	25	55	47

Total interest income	2,565	2,236	5,000	4,494
Interest Expense
Deposits	361	205	669	432
Short-term borrowings	143	59	255	109
Long-term debt	307	200	578	409

Total interest expense	811	464	1,502	950

Net interest income	1,754	1,772	3,498	3,544
Provision for credit losses	144	204	316	439

Net interest income after provision for credit losses	1,610	1,568	3,182	3,105
Noninterest Income
Credit and debit card revenue	177	159	331	301
Corporate payment products revenue	120	103	227	198
ATM processing services	57	45	104	87
Merchant processing services	198	165	376	306
Trust and investment management fees	253	251	500	500
Deposit service charges	234	202	444	387
Treasury management fees	117	121	224	239
Commercial products revenue	100	108	196	218
Mortgage banking revenue	110	110	212	204
Investment products fees and commissions	39	43	78	82
Securities gains (losses), net	1	(172)	(58)	(172)
Other	135	107	289	210

Total noninterest income	1,541	1,242	2,923	2,560
Noninterest Expense
Compensation	612	573	1,179	1,109
Employee benefits	108	91	224	191
Net occupancy and equipment	159	153	313	309
Professional services	39	35	75	67
Marketing and business development	67	49	110	84
Technology and communications	113	102	219	204
Postage, printing and supplies	63	60	126	122
Other intangibles	181	(47)	252	179
Debt prepayment	54	2	54	37
Other	199	215	374	386

Total noninterest expense	1,595	1,233	2,926	2,688

Income before income taxes	1,556	1,577	3,179	2,977
Applicable income taxes	435	540	987	932

Net income	$1,121	$1,037	$2,192	$2,045

Earnings per share	$.61	$.55	$1.19	$1.07
Diluted earnings per share	$.60	$.54	$1.17	$1.06
Dividends declared per share	$.30	$.24	$.60	$.48
Average common shares outstanding	1,833	1,892	1,842	1,904
Average diluted common shares outstanding	1,857	1,913	1,869	1,927

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income				2,045			2,045
Unrealized loss on securities available for sale						(990)	(990)
Unrealized loss on derivatives						(125)	(125)
Realized gain on derivatives						3	3
Reclassification adjustment for losses realized in net income						143	143
Income taxes						368	368

Total comprehensive income							1,444
Cash dividends declared on common stock				(909)			(909)
Issuance of common and treasury stock	16,564,323		(58)		418		360
Purchase of treasury stock	(54,607,715)				(1,509)		(1,509)
Stock option and restricted stock grants			51				51
Shares reserved to meet deferred compensation obligations	(761,203)		16		(20)		(4)

Balance June 30, 2004	1,884,115,556	$20	$5,860	$15,644	$(2,316)	$(533)	$18,675

Balance December 31, 2004	1,857,622,943	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539
Net income				2,192			2,192
Unrealized gain on securities available for sale						246	246
Unrealized loss on derivatives						(56)	(56)
Foreign currency translation adjustment						3	3
Realized loss on derivatives						(90)	(90)
Reclassification adjustment for losses realized in net income						104	104
Income taxes						(78)	(78)

Total comprehensive income							2,321
Cash dividends declared on common stock				(1,101)			(1,101)
Issuance of common and treasury stock	8,622,253		(51)		236		185
Purchase of treasury stock	(37,498,861)				(1,092)		(1,092)
Stock option and restricted stock grants			51				51
Shares reserved to meet deferred compensation obligations	(94,820)		1		(3)		(2)

Balance June 30, 2005	1,828,651,515	$20	$5,903	$17,849	$(3,984)	$113	$19,901

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(Dollars in Millions)
(Unaudited)	2005	2004

Operating Activities
Net cash provided by (used in) operating activities	$1,813	$2,587
Investing Activities
Proceeds from sales of available-for-sale investment securities	2,992	4,644
Proceeds from maturities of investment securities	5,011	5,661
Purchases of investment securities	(7,637)	(7,918)
Net (increase) decrease in loans outstanding	(6,182)	(4,754)
Proceeds from sales of loans	849	919
Purchases of loans	(1,814)	(1,189)
Proceeds from sales of premises and equipment	7	38
Purchases of premises and equipment	(88)	(63)
Other, net	(1,313)	(512)

Net cash provided by (used in) investing activities	(8,175)	(3,174)
Financing Activities
Net increase (decrease) in deposits	1,082	875
Net increase (decrease) in short-term borrowings	7,350	743
Principal payments on long-term debt	(6,472)	(5,459)
Proceeds from issuance of long-term debt	6,558	5,451
Proceeds from issuance of common stock	153	314
Repurchase of common stock	(1,149)	(1,591)
Cash dividends paid	(1,111)	(919)

Net cash provided by (used in) financing activities	6,411	(586)

Change in cash and cash equivalents	49	(1,173)
Cash and cash equivalents at beginning of period	6,537	8,782

Cash and cash equivalents at end of period	$6,586	$7,609

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
     Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 11 “Line of Business Financial Performance” provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

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
Stock-Based Compensation In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share based payment”, a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation.” SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement are effective for the Company on January 1, 2006. Because the Company retroactively adopted the fair value method in 2003, the revised statement will not have a significant impact on the Company’s financial statements.

30	U.S. Bancorp

Note 3	Loans
The composition of the loan portfolio was as follows:

	June 30, 2005		December 31, 2004

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$38,210	28.6%	$35,210	27.9%
Lease financing	4,970	3.7	4,963	3.9

Total commercial	43,180	32.3	40,173	31.8
Commercial real estate
Commercial mortgages	20,154	15.1	20,315	16.1
Construction and development	7,589	5.7	7,270	5.7

Total commercial real estate	27,743	20.8	27,585	21.8
Residential mortgages
Residential mortgages	12,075	9.1	9,722	7.7
Home equity loans, first liens	5,891	4.4	5,645	4.5

Total residential mortgages	17,966	13.5	15,367	12.2
Retail
Credit card	6,561	4.9	6,603	5.2
Retail leasing	7,431	5.6	7,166	5.7
Home equity and second mortgages	15,076	11.3	14,851	11.8
Other retail
Revolving credit	2,544	1.9	2,541	2.0
Installment	3,319	2.5	2,767	2.2
Automobile	7,630	5.7	7,419	5.9
Student	1,994	1.5	1,843	1.4

Total other retail	15,487	11.6	14,570	11.5

Total retail	44,555	33.4	43,190	34.2

Total loans	$133,444	100.0%	$126,315	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion and $1.4 billion at June 30, 2005, and December 31, 2004, respectively.

Note 4	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $65.4 billion and $63.2 billion at June 30, 2005, and December 31, 2004, respectively.
Changes in the valuation allowance for capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2005	2004	2005	2004

Balance at beginning of period	$108	$267	$172	$160
Additions charged (reductions credited) to operations	53	(171)	(1)	(62)
Direct write-downs charged against the allowance	(12)	(5)	(22)	(7)

Balance at end of period	$149	$91	$149	$91

U.S. Bancorp	31

Changes in net carrying value of capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2005	2004	2005	2004

Balance at beginning of period	$948	$634	$866	$670
Rights purchased	13	17	15	76
Rights capitalized	94	89	169	148
Amortization	(50)	(48)	(99)	(93)
Rights sold	—	—	—	—
Reparation (impairment)	(53)	171	1	62

Balance at end of period	952	863	952	863
Impairment valuation allowance	149	91	149	91

Initial carrying value, net of amortization	$1,101	$954	$1,101	$954

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	June 30,	June 30,
(Dollars in Millions)	2005	2004

Fair value	$964	$863
Expected weighted-average life (in years)	5.7	7.0
Discount rate	9.7%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at June 30, 2005, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(203)	$(111)	$57	$119

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
A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of June 30, 2005, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,253	$9,013	$49,177	$65,443
Fair market value	$128	$137	$699	$964
Value (bps)	176	152	142	147
Weighted-average servicing fees (bps)	43	46	35	37
Multiple (value/servicing fees)	4.09	3.30	4.06	3.97
Weighted-average note rate	6.16%	6.03%	5.70%	5.80%
Age (in years)	3.8	2.5	1.9	2.2
Expected life (in years)	6.2	5.3	5.7	5.7
Discount rate	10.1%	10.8%	9.5%	9.7%

32	U.S. Bancorp

Note 5	Earnings Per Share
The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	2005	2004

Net income	$1,121	$1,037	$2,192	$2,045

Average common shares outstanding	1,833	1,892	1,842	1,904
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	24	21	27	23

Average diluted common shares outstanding	1,857	1,913	1,869	1,927

Earnings per share	$.61	$.55	$1.19	$1.07
Diluted earnings per share	$.60	$.54	$1.17	$1.06

Options to purchase 38 million and 40 million shares for the three months ended June 30, 2005 and 2004, respectively, and 17 million and 40 million shares for the six months ended 2005 and 2004, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 6	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

			Post Retirement				Post Retirement
	Pension Plans		Medical Plans		Pension Plans		Medical Plans

(Dollars in Millions)	2005	2004	2005	2004	2005	2004	2005	2004

Components of net periodic benefit cost (income)
Service cost	$16	$15	$1	$1	$32	$29	$2	$2
Interest cost	28	27	4	5	56	54	8	10
Expected return on plan assets	(48)	(51)	(1)	—	(97)	(102)	(1)	(1)
Net amortization and deferral	(1)	(2)	—	—	(3)	(3)	—	—
Recognized actuarial loss	14	8	1	1	29	15	1	2

Net periodic benefit cost (income)	$9	$(3)	$5	$7	$17	$(7)	$10	$13

Note 7	Income Taxes
The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2005	2004	2005	2004

Federal
Current	$321	$418	$744	$696
Deferred	64	67	128	133

Federal income tax	385	485	872	829
State
Current	44	42	104	78
Deferred	6	13	11	25

State income tax	50	55	115	103

Total income tax provision	$435	$540	$987	$932

U.S. Bancorp	33

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2005	2004	2005	2004

Tax at statutory rate (35%)	$545	$552	$1,113	$1,042
State income tax, at statutory rates, net of federal tax benefit	33	36	75	67
Tax effect of
Resolution of federal income tax examinations	(94)	—	(94)	(90)
Tax credits	(43)	(32)	(83)	(63)
Tax-exempt interest, net	(5)	(6)	(10)	(11)
Other items	(1)	(10)	(14)	(13)

Applicable income taxes	$435	$540	$987	$932

Included in the second quarter of 2005 was a reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002. The resolution of these cycles was the result of negotiations held between the Company and representatives of the Internal Revenue Service throughout the examinations. The resolution of these matters and the taxing authorities’ acceptance of submitted claims and tax return adjustments resulted in the reduction of estimated income tax liabilities.
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
     The Company’s net deferred tax liability was $2,099 million at June 30, 2005, and $1,899 million at December 31, 2004.

Note 8	Guarantees and Contingent Liabilities
The following table is a summary of the guarantees and contingent liabilities of the Company at June 30, 2005:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$76	$10,584
Third-party borrowing arrangements	6	477
Securities lending indemnifications	—	13,065
Asset sales (a)	6	875
Merchant processing	88	52,213
Other guarantees	26	4,800
Other contingent liabilities	141	1,703

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
The Company is subject to various litigation, investigations and legal and administrative cases and proceedings that arise in the ordinary course of its businesses. Due to their complex nature, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, the Company believes that the aggregate amount of such liabilities will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
     For information on the nature of the Company’s guarantees and contingent liabilities, please refer to Note 24 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

34	U.S. Bancorp

(This page intentionally left blank.)

U.S. Bancorp	35

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2005			2004

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$42,341	$488	4.61%	$42,489	$446	4.20%	(.3)%
Loans held for sale	1,697	24	5.71	1,987	27	5.49	(14.6)
Loans (b)
Commercial	42,517	614	5.79	39,330	542	5.54	8.1
Commercial real estate	27,582	437	6.36	27,116	373	5.53	1.7
Residential mortgages	17,198	239	5.56	14,052	200	5.69	22.4
Retail	43,978	742	6.77	40,663	630	6.23	8.2

Total loans	131,275	2,032	6.21	121,161	1,745	5.79	8.3
Other earning assets	1,417	28	7.94	1,353	25	7.61	4.7

Total earning assets	176,730	2,572	5.83	166,990	2,243	5.39	5.8
Allowance for loan losses	(2,125)			(2,289)			7.2
Unrealized gain (loss) on available-for-sale securities	(224)			(729)			69.3
Other assets	27,437			26,458			3.7

Total assets	$201,818			$190,430			6.0

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,148			$30,607			(4.8)
Interest-bearing deposits
Interest checking	23,024	33	.57	20,739	14	.28	11.0
Money market accounts	29,563	79	1.07	34,242	57	.67	(13.7)
Savings accounts	5,886	4	.24	5,936	4	.24	(.8)
Time certificates of deposit less than $100,000	13,152	94	2.86	13,021	83	2.58	1.0
Time deposits greater than $100,000	20,459	151	2.97	12,571	47	1.50	62.7

Total interest-bearing deposits	92,084	361	1.57	86,509	205	.95	6.4
Short-term borrowings	17,013	143	3.37	15,310	59	1.55	11.1
Long-term debt	36,973	307	3.33	33,000	200	2.43	12.0

Total interest-bearing liabilities	146,070	811	2.23	134,819	464	1.38	8.3
Other liabilities	6,780			5,961			13.7
Shareholders’ equity	19,820			19,043			4.1

Total liabilities and shareholders’ equity	$201,818			$190,430			6.0%

Net interest income		$1,761			$1,779

Gross interest margin			3.60%			4.01%

Gross interest margin without taxable-equivalent increments			3.58			3.99

Percent of Earning Assets
Interest income			5.83%			5.39%
Interest expense			1.84			1.11

Net interest margin			3.99%			4.28%

Net interest margin without taxable-equivalent increments			3.97%			4.26%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2005			2004

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$42,576	$965	4.53%	$43,617	$918	4.21%	(2.4)%
Loans held for sale	1,564	45	5.76	1,716	47	5.50	(8.9)
Loans (b)
Commercial	41,761	1,191	5.74	38,930	1,087	5.61	7.3
Commercial real estate	27,543	850	6.22	27,113	747	5.54	1.6
Residential mortgages	16,517	457	5.55	13,831	397	5.76	19.4
Retail	43,653	1,451	6.70	40,111	1,265	6.34	8.8

Total loans	129,474	3,949	6.14	119,985	3,496	5.86	7.9
Other earning assets	1,408	55	7.91	1,356	47	7.05	3.8

Total earning assets	175,022	5,014	5.76	166,674	4,508	5.43	5.0
Allowance for loan losses	(2,120)			(2,360)			10.2
Unrealized gain (loss) on available-for-sale securities	(242)			(372)			34.9
Other assets	26,730			26,104			2.4

Total assets	$199,390			$190,046			4.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,784			$29,815			(3.5)
Interest-bearing deposits
Interest checking	23,085	64	.56	20,844	33	.32	10.8
Money market accounts	29,911	149	1.00	34,320	124	.73	(12.8)
Savings accounts	5,927	8	.28	5,917	8	.27	.2
Time certificates of deposit less than $100,000	13,066	180	2.78	13,319	174	2.63	(1.9)
Time deposits greater than $100,000	19,559	268	2.77	12,352	93	1.51	58.3

Total interest-bearing deposits	91,548	669	1.47	86,752	432	1.00	5.5
Short-term borrowings	16,313	255	3.15	14,365	109	1.52	13.6
Long-term debt	36,211	578	3.21	33,776	409	2.43	7.2

Total interest-bearing liabilities	144,072	1,502	2.10	134,893	950	1.42	6.8
Other liabilities	6,722			6,024			11.6
Shareholders’ equity	19,812			19,314			2.6

Total liabilities and shareholders’ equity	$199,390			$190,046			4.9%

Net interest income		$3,512			$3,558

Gross interest margin			3.66%			4.01%

Gross interest margin without taxable-equivalent increments			3.64			3.99

Percent of Earning Assets
Interest income			5.76%			5.43%
Interest expense			1.73			1.15

Net interest margin			4.03%			4.28%

Net interest margin without taxable-equivalent increments			4.01%			4.26%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	37

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2005.
Item 4. Submission of Matters to a Vote of Security Holders — The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2005 is incorporated herein by reference.
Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

38	U.S. Bancorp

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: August 9, 2005

U.S. Bancorp	39

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2005	June 30, 2005

Earnings
1.	Net income		$1,121	$2,192
2.	Applicable income taxes		435	987

3.	Net income before taxes (1 + 2)		$1,556	$3,179

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$450	$833
	b.	Portion of rents representative of interest and amortization of debt expense	18	35

	c.	Fixed charges excluding interest on deposits (4a + 4b)	468	868
	d.	Interest on deposits	361	669

	e.	Fixed charges including interest on deposits (4c + 4d)	$829	$1,537

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,024	4,047
7.	Earnings including interest on deposits (3 + 4e + 5)		2,385	4,716
8.	Fixed charges excluding interest on deposits (4c)		468	868
9.	Fixed charges including interest on deposits (4e)		829	1,537

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		4.32	4.66
11.	Including interest on deposits (line 7/line 9)		2.88	3.07

40	U.S. Bancorp

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

/s/ Jerry A. Grundhofer

Jerry A. Grundhofer
Chief Executive Officer
Dated: August 9, 2005

U.S. Bancorp	41

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

/s/ David M. Moffett

David M. Moffett
Chief Financial Officer
Dated: August 9, 2005

42	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Grundhofer	/s/ David M. Moffett

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer
Dated: August 9, 2005

U.S. Bancorp	43

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
Investment Community Contact
Judith T. Murphy
Senior Vice President, Investor Relations
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