Form 10-Q
period 2005-09-30
US BANCORP \DE\
filed 2005-11-09
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
YES   X   NO
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES         NO   X
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2005 1,816,345,880 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,791	$1,782	.5%	$5,303	$5,340	(.7)%
Noninterest income	1,575	1,436	9.7	4,556	4,168	9.3
Securities gains (losses), net	1	88	(98.9)	(57)	(84)	32.1

Total net revenue	3,367	3,306	1.8	9,802	9,424	4.0
Noninterest expense	1,473	1,518	(3.0)	4,399	4,206	4.6
Provision for credit losses	145	166	(12.7)	461	605	(23.8)

Income before taxes	1,749	1,622	7.8	4,942	4,613	7.1
Taxable-equivalent adjustment	9	7	28.6	23	21	9.5
Applicable income taxes	586	549	6.7	1,573	1,481	6.2

Net income	$1,154	$1,066	8.3	$3,346	$3,111	7.6

Per Common Share
Earnings per share	$.63	$.57	10.5%	$1.82	$1.64	11.0%
Diluted earnings per share	.62	.56	10.7	1.80	1.62	11.1
Dividends declared per share	.30	.24	25.0	.90	.72	25.0
Book value per share	10.93	10.48	4.3
Market value per share	28.08	28.90	(2.8)
Average common shares outstanding	1,823	1,877	(2.9)	1,836	1,895	(3.1)
Average diluted common shares outstanding	1,849	1,904	(2.9)	1,862	1,919	(3.0)
Financial Ratios
Return on average assets	2.23%	2.21%		2.22%	2.18%
Return on average equity	22.8	21.9		22.5	21.5
Net interest margin (taxable-equivalent basis)	3.95	4.22		4.00	4.26
Efficiency ratio (b)	43.8	47.2		44.6	44.2
Average Balances
Loans	$135,283	$122,906	10.1%	$131,432	$120,966	8.7%
Loans held for sale	2,038	1,405	45.1	1,723	1,611	7.0
Investment securities	41,782	42,502	(1.7)	42,308	43,243	(2.2)
Earning assets	180,452	168,187	7.3	176,851	167,182	5.8
Assets	205,667	191,585	7.4	201,505	190,563	5.7
Noninterest-bearing deposits	29,434	29,791	(1.2)	29,003	29,807	(2.7)
Deposits	120,984	115,316	4.9	120,552	116,147	3.8
Short-term borrowings	22,248	15,382	44.6	18,313	14,706	24.5
Long-term debt	35,633	35,199	1.2	36,016	34,254	5.1
Shareholders’ equity	20,106	19,387	3.7	19,911	19,338	3.0

	September 30, 2005	December 31, 2004

Period End Balances
Loans	$136,627	$126,315	8.2%
Allowance for credit losses	2,258	2,269	(.5)
Investment securities	41,516	41,481	.1
Assets	206,895	195,104	6.0
Deposits	120,795	120,741	—
Long-term debt	36,257	34,739	4.4
Shareholders’ equity	19,864	19,539	1.7
Regulatory capital ratios
Tangible common equity	6.2%	6.4%
Tier 1 capital	8.4	8.6
Total risk-based capital	12.8	13.1
Leverage	7.7	7.9

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,154 million for the third quarter of 2005, compared with $1,066 million for the third quarter of 2004. Net income of $.62 per diluted share in the third quarter of 2005 was higher than the same period of 2004 by $.06 (10.7 percent). Return on average assets and return on average equity were 2.23 percent and 22.8 percent, respectively, for the third quarter of 2005, compared with returns of 2.21 percent and 21.9 percent, respectively, for the third quarter of 2004. The Company’s results for the third quarter of 2005 improved over the same period of 2004, as net income rose by $88 million (8.3 percent), primarily due to growth in fee-based products and services and reduced credit costs. During the third quarter of 2005, the Company recognized $3 million of reparation of its mortgage servicing rights (“MSR”) asset, compared with an $87 million impairment charge in the third quarter of 2004, due to changing longer-term interest rates. The Company had net securities gains of $1 million during the third quarter of 2005, compared with net securities gains of $88 million in the same period of 2004.
     Total net revenue, on a taxable-equivalent basis for the third quarter of 2005 was $61 million (1.8 percent) higher than the third quarter of 2004, primarily reflecting 9.7 percent growth in fee-based revenue across the majority of fee categories and expansion in payment processing businesses. This was partially offset by an $87 million unfavorable variance in securities gains (losses) due to gains recognized in the third quarter of 2004.
     Total noninterest expense in the third quarter of 2005 was $45 million (3.0 percent) lower than the third quarter of 2004, primarily reflecting a $90 million favorable change in the valuation of MSRs, offset somewhat by incremental costs related to expanding the payment processing businesses and investments in in-store branches, affordable housing projects and other business initiatives. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) improved to 43.8 percent for the third quarter of 2005, compared with 47.2 percent for the third quarter of 2004.
     The provision for credit losses for the third quarter of 2005 was $145 million, a decrease of $21 million (12.7 percent) from the third quarter of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs in the third quarter of 2005 were $156 million, compared with $166 million in the third quarter of 2004. The decline in credit losses from a year ago was primarily the result of lower gross charge-offs and continued high levels of commercial loan recoveries reflecting the declining levels of nonperforming loans and the Company’s ongoing improvement in collection efforts, underwriting and risk management. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     The Company reported net income of $3,346 million for the first nine months of 2005, compared with $3,111 million for the first nine months of 2004. Net income of $1.80 per diluted share in the first nine months of 2005 was higher than the same period of 2004 by $.18 (11.1 percent). Return on average assets and return on average equity were 2.22 percent and 22.5 percent, respectively, for the first nine months of 2005, compared with returns of 2.18 percent and 21.5 percent, respectively, for the first nine months of 2004. The Company’s results for the first nine months of 2005 improved over the same period of 2004, as net income rose by $235 million (7.6 percent), primarily due to growth in fee-based products and services and reduced credit costs. During the first nine months of 2005, the Company recognized $4 million of reparation of its MSR asset, compared with a $25 million impairment charge in the first nine months of 2004. The Company had net securities losses of $57 million during the first nine months of 2005, compared with net securities losses of $84 million in the same period of 2004.
     Total net revenue, on a taxable-equivalent basis for the first nine months of 2005 was $378 million (4.0 percent) higher than the first nine months of 2004, primarily reflecting 9.3 percent growth in fee-based revenue across the majority of fee categories, expansion in payment processing businesses and lower securities losses from a year ago.
     Total noninterest expense in the first nine months of 2005 was $193 million (4.6 percent) higher than the first nine months of 2004. Expenses reflected incremental costs related to expanding the payment processing businesses and investments in in-store

U.S. Bancorp	3

branches, affordable housing projects, other business initiatives and higher pension costs from a year ago, partially offset by a $29 million favorable change in the valuation of MSRs. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 44.6 percent for the first nine months of 2005, compared with 44.2 percent for the first nine months of 2004.
     The provision for credit losses for the first nine months of 2005 was $461 million, a decrease of $144 million (23.8 percent) from the same period of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs for the first nine months of 2005 were $472 million, compared with $604 million for the first nine months of 2004. The decline in credit losses from a year ago was primarily the result of lower gross charge-offs and continued high levels of commercial loan recoveries reflecting the declining levels of nonperforming loans and the Company’s ongoing improvement in collection efforts, underwriting and risk management. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,791 million in the third quarter of 2005, compared with $1,782 million in the third quarter of 2004. Net interest income, on a taxable-equivalent basis, was $5,303 million in the first nine months of 2005, compared with $5,340 million in the first nine months of 2004. Average earning assets increased $12.3 billion (7.3 percent) and $9.7 billion (5.8 percent) in the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004. The increase in average earning assets in the third quarter and first nine months of 2005, compared with the same periods of 2004, was primarily driven by increases in residential mortgages, total commercial loans and retail loans. The positive impact to net interest income from the growth in earning assets was offset by lower net interest margin. The net interest margin for the third quarter and first nine months of 2005 was 3.95 percent and 4.00 percent, respectively, compared with 4.22 percent and 4.26 percent for the comparable periods of 2004. The year-over-year decline in the net interest margin for the third quarter and first nine months of 2005 reflected the current competitive lending environment, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Compared with the same periods of 2004, credit spreads have tightened by approximately 19 basis points in the third quarter and 17 basis points in the first nine months of 2005 across most lending products due to competitive pricing, growth in noninterest-bearing corporate payment card balances and a change in mix toward fixed-rate credit products. The net interest margin also declined due to funding incremental growth with higher cost wholesale funding and asset/liability decisions designed to minimize the Company’s rate sensitivity position, including a 55 percent reduction in the net receive fixed swap position since September 30, 2004. Increases in the margin benefit of deposits and net free funds helped to partially offset these factors. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
     Average loans for the third quarter and first nine months of 2005 were higher by $12.4 billion (10.1 percent) and $10.5 billion (8.7 percent), respectively, compared with the same periods of 2004, driven by growth in residential mortgages, total commercial loans and retail loans. Total commercial real estate loans for the third quarter and first nine months of 2005 also increased, relative to the comparable periods of 2004.
     Average investment securities in the third quarter and first nine months of 2005 were $720 million (1.7 percent) and $935 million (2.2 percent) lower, respectively, than in the same periods of 2004. The decline principally reflected the net impact of repositioning the investment portfolio as part of asset/liability risk management decisions to acquire variable-rate and shorter-term fixed-rate securities to minimize the Company’s rate sensitivity position. During the third quarter and first nine months of 2005, the Company maintained a mix of approximately 41 percent and 39 percent variable-rate securities, respectively. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits for the third quarter and first nine months of 2005 were lower by $357 million (1.2 percent) and $804 million (2.7 percent), respectively, compared with the same periods of 2004. The year-over-year change in the average balances of noninterest-bearing deposits was impacted by product changes in the Consumer Banking business line. In late 2004, the Company migrated

4	U.S. Bancorp

approximately $1.3 billion of noninterest-bearing deposit balances to interest checking accounts as an enhancement to its Silver Elite Checking product. Average branch-based noninterest-bearing deposits in the third quarter and first nine months of 2005, excluding the migration of certain high-value customers to Silver Elite Checking, were higher by approximately $120 million (1.0 percent) and $255 million (2.2 percent), respectively, over the same periods of 2004, as net new checking accounts continue to grow. Average noninterest-bearing deposits in other areas, including commercial banking and Private Client, Trust and Asset Management, also increased year-over-year. These favorable variances were offset somewhat by expected declines in average noninterest-bearing deposits in corporate banking as these customers utilize their excess liquidity to fund their operations.
     Average total savings products declined year-over-year by $1.1 billion (1.9 percent) in the third quarter and $1.8 billon (3.0 percent) in the first nine months of 2005, compared with the same periods of 2004, due to reductions in average money market account balances and savings accounts, partially offset by higher interest checking balances. Average branch-based interest checking deposits increased by $2.3 billion (15.2 percent) in the third quarter and $2.4 billion (16.6 percent) in the first nine months of 2005, compared with the same periods of 2004, due to strong new account growth, as well as the $1.3 billion migration of the Silver Elite Checking product. This positive variance in branch-based interest checking account deposits was partially offset by reductions in other areas. Average money market account balances declined year-over-year by $3.1 billion (9.8 percent) in the third quarter and $4.0 billon (11.9 percent) in the first nine months of 2005, compared with the same periods of 2004, with the largest declines in the branches. The overall decrease in average money market account balances year-over-year was the result of the Company’s deposit pricing decisions. A portion of the money market balances have migrated to time deposits greater than $100,000 as rates increased on the time deposit products.
     Average time deposits greater than $100,000 grew $6.7 billion (46.3 percent) and $7.0 billion (53.9 percent) in the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004, most notably in corporate banking, as customers migrated balances to higher rate deposits.
Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2005 decreased $21 million (12.7 percent) and $144 million (23.8 percent), respectively, compared with the same periods of 2004. The decrease in the provision for credit losses year-over-year reflected a decrease in total net charge-offs. Net charge-offs for the third quarter and first nine months of 2005 were $156 million and $472 million, respectively, compared with $166 million and $604 million for the third quarter and first nine months of 2004, respectively. Net charge-offs in the third quarter of 2005 included a $12 million leveraged lease charge-off of a single airline entering bankruptcy during the quarter. This airline exposure was specifically considered in the Company’s allowance for credit losses in prior periods and reflects the continuing weakness in the airline and transportation industries. The decline in credit losses from a year ago was primarily the result of lower gross charge-offs and continued high levels of commercial loan recoveries reflecting the declining levels

Table 2	Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2005	2004	Change	2005	2004	Change

Credit and debit card revenue	$185	$164	12.8%	$516	$465	11.0%
Corporate payment products revenue	135	108	25.0	362	306	18.3
ATM processing services	64	45	42.2	168	132	27.3
Merchant processing services	200	188	6.4	576	494	16.6
Trust and investment management fees	251	240	4.6	751	740	1.5
Deposit service charges	246	208	18.3	690	595	16.0
Treasury management fees	109	118	(7.6)	333	357	(6.7)
Commercial products revenue	103	106	(2.8)	299	324	(7.7)
Mortgage banking revenue	111	97	14.4	323	301	7.3
Investment products fees and commissions	37	37	—	115	119	(3.4)
Securities gains (losses), net	1	88	(98.9)	(57)	(84)	32.1
Other	134	125	7.2	423	335	26.3

Total noninterest income	$1,576	$1,524	3.4%	$4,499	$4,084	10.2%

U.S. Bancorp	5

of nonperforming loans and the Company’s ongoing improvement in collection efforts, underwriting and risk management. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in the third quarter and first nine months of 2005 was $1,576 million and $4,499 million, respectively, compared with $1,524 million and $4,084 million in the same periods of 2004. The $52 million (3.4 percent) increase in the third quarter of 2005 over the third quarter of 2004, was driven by favorable variances in the majority of fee income categories, partially offset by an $87 million reduction in net securities gains (losses). The $415 million (10.2 percent) increase in the first nine months of 2005, compared with the same period in 2004, was driven by favorable variances in the majority of fee income categories, as well as a $27 million favorable variance in net securities gains (losses). The growth in credit and debit card revenue was driven by higher transaction volumes and rate changes. The corporate payment products revenue growth reflected growth in sales, card usage, rate changes and the recent acquisition of a small aviation card business. ATM processing services revenue was higher primarily due to the expansion of the ATM business in May of 2005. Merchant processing services revenue was higher in the third quarter and first nine months of 2005, compared with the same periods of 2004, reflecting an increase in sales volume, new business and higher equipment fees. Deposit service charges were higher in the third quarter and first nine months year-over-year due to account growth and higher transaction-related activities. The growth in mortgage banking revenue was due to higher production volumes and increased servicing income. Other income was higher in the third quarter and first nine months of 2005, primarily due to higher income from equity and other insurance investments relative to the same periods of 2004. Partially offsetting these positive variances year-over-year were decreases in treasury management fees and commercial products revenue. The decrease in treasury management fees was due to higher earnings credits on customers’ compensating balances, reflecting rising interest rates relative to a year ago, partially offset by growth in treasury management-related services activity. Commercial products revenue declined due to reductions in loan fees and letter of credit fees.
Noninterest Expense Noninterest expense was $1,473 million in the third quarter of 2005, a decrease of $45 million (3.0 percent) from the third quarter of 2004. Noninterest expense was $4,399 million in the first nine months of 2005, an increase of $193 million (4.6 percent) over the first nine months of 2004. The decrease in expense in the third quarter, compared with the same period of 2004, was primarily driven by the $90 million favorable change in the MSR valuation. Compensation expense was higher year-over-year in the third quarter and first nine months of 2005, principally due to business expansion, including in-store branches, the Company’s payment processing businesses and other growth initiatives. Employee benefits increased year-over-year primarily as a result of higher payroll taxes and pension expense. Professional services expense was higher due to increases in legal, and other professional services

Table 3	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2005	2004	Change	2005	2004	Change

Compensation	$603	$564	6.9%	$1,782	$1,673	6.5%
Employee benefits	106	100	6.0	330	291	13.4
Net occupancy and equipment	162	159	1.9	475	468	1.5
Professional services	44	37	18.9	119	104	14.4
Marketing and business development	61	61	—	171	145	17.9
Technology and communications	118	110	7.3	337	314	7.3
Postage, printing and supplies	64	61	4.9	190	183	3.8
Other intangibles	125	210	(40.5)	377	389	(3.1)
Debt prepayment	—	5	*	54	42	28.6
Other	190	211	(10.0)	564	597	(5.5)

Total noninterest expense	$1,473	$1,518	(3.0)%	$4,399	$4,206	4.6%

Efficiency ratio (a)	43.8%	47.2%		44.6%	44.2%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

related to business initiatives, technology development and the integration of specific payment processing businesses. Marketing and business development was higher in the first nine months of 2005, compared with the same period of 2004, due to marketing initiatives. Technology and communications expense rose in the third quarter and first nine months of 2005, compared with the same periods of 2004, reflecting technology investments that increased software expense, in addition to outside data processing expense. Other expense declined in the third quarter and first nine months of 2005, primarily due to lower merchant charge-back risk, litigation costs and operating losses relative to the same periods of 2004.
Income Tax Expense The provision for income taxes was $586 million (an effective rate of 33.7 percent) for the third quarter and $1,573 million (an effective rate of 32.0 percent) for the first nine months of 2005, compared with $549 million (an effective rate of 34.0 percent) and $1,481 million (an effective rate of 32.3 percent) for the same periods of 2004. For further information on income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $136.6 billion at September 30, 2005, compared with $126.3 billion at December 31, 2004, an increase of $10.3 billion (8.2 percent). The increase in total loans was driven by growth in residential mortgages, commercial loans, retail loans and commercial real estate loans. The $3.1 billion (7.6 percent) increase in commercial loans was driven by new customer relationships and increases in corporate card and mortgage banking balances.
     Commercial real estate loans increased $.9 billion (3.4 percent) at September 30, 2005, compared with December 31, 2004, primarily due to an increase in construction loans.
     Residential mortgages increased $4.1 billion (26.7 percent) at September 30, 2005, compared with December 31, 2004. The increase was primarily the result of asset/liability risk management decisions to retain a greater portion of the Company’s adjustable-rate loan production and an increase in consumer finance originations.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, grew $2.2 billion (5.1 percent) at September 30, 2005, compared with December 31, 2004. The growth was primarily due to an increase in installment, automobile, student loans and retail leasing.
Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $41.5 billion at September 30, 2005, and December 31, 2004, reflecting purchases of $10.4 billion of securities, offset by sales, along with maturities and prepayments. During the first nine months of 2005, securities transactions were principally related to asset/liability management decisions reducing the Company’s rate sensitivity position. At September 30, 2005, approximately 41 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 39 percent at December 31, 2004. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.
Deposits Total deposits were $120.8 billion at September 30, 2005, compared with $120.7 billion at

Table 4	Available-for-Sale Investment Securities

	September 30, 2005				December 31, 2004

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
(Dollars in Millions)	Cost	Value	Years	Yield (b)	Cost	Value	Years	Yield (b)

U.S. Treasury and agencies	$547	$546	1.75	4.90%	$684	$679	.72	3.43%
Mortgage-backed securities (a)	39,818	39,425	4.82	4.68	39,809	39,537	4.31	4.43
Asset-backed securities (a)	20	20	.83	5.47	64	64	1.31	5.47
Obligations of state and political subdivisions	396	395	9.05	6.52	205	211	1.65	7.32
Other debt securities	952	958	14.40	3.12	593	584	19.16	4.15
Other investments	58	58	—	—	270	279	—	—

Total available-for-sale investment securities	$41,791	$41,402	5.03	4.66%	$41,625	$41,354	4.45	4.43%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Average yields are based on historical cost balances and are presented on a fully-taxable equivalent basis. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

U.S. Bancorp	7

December 31, 2004, reflecting increases in time deposits greater than $100,000, time certificates of deposit less than $100,000 and interest checking accounts, offset by declines in money market and money market checking accounts. Time deposits greater than $100,000 increased $2.4 billion (13.3 percent) and time certificates of deposit less than $100,000 increased $.6 billion (4.6 percent) at September 30, 2005, compared with December 31, 2004. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The $.4 billion (2.7 percent) increase in interest checking was due primarily to new account growth. The $2.3 billion (7.5 percent) and $1.2 billion (18.6 percent) decreases in money market savings and money market checking account balances reflect the Company’s deposit pricing decisions in selected markets, given excess customer liquidity throughout 2004 and a migration of some customer balances to time deposits greater than $100,000 as rates increased on time deposit products.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $23.1 billion at September 30, 2005, compared with $13.1 billion at December 31, 2004. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $10.0 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/liability management activities. Long-term debt was $36.3 billion at September 30, 2005, compared with $34.7 billion at December 31, 2004, reflecting the issuances of $3.5 billion of bank notes, $3.0 billion of medium-term notes, $.9 billion of subordinated debt and $.6 billion of junior subordinated debentures and the addition of $3.0 billion of Federal Home Loan Bank (“FHLB”) advances, offset by long-term debt maturities, repayments and the impact of the tender offer completed in the second quarter of 2005. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Economic conditions during the third quarter and the first nine months of 2005 have improved from the same periods of 2004, as reflected in improved unemployment rates,

8	U.S. Bancorp

favorable trends related to corporate profits and consumer spending for retail goods and services. Current economic conditions are relatively unchanged from December 31, 2004, with higher energy costs and some increasing inflationary trends. Bankruptcy levels have increased as certain individuals and companies accelerate filings prior to the implementation of bankruptcy legislation reform. The Federal Reserve Bank continued its measured approach to increasing short-term interest rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth. In addition to these economic factors, the Company has begun implementing higher minimum balance payment requirements for its credit card customers in response to industry guidance issued by the regulatory agencies.
     Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on credit risk management.

Table 5	Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2005	2004

Commercial
Commercial	$265	$289
Lease financing	35	91

Total commercial	300	380
Commercial real estate
Commercial mortgages	144	175
Construction and development	16	25

Total commercial real estate	160	200
Residential mortgages	44	43
Retail
Retail leasing	—	—
Other retail	12	17

Total retail	12	17

Total nonperforming loans	516	640
Other real estate	68	72
Other assets	29	36

Total nonperforming assets	$613	$748

Restructured loans accruing interest (b)	$1	$10
Accruing loans 90 days or more past due	$265	$294
Nonperforming loans to total loans	.38%	.51%
Nonperforming assets to total loans plus other real estate	.45%	.59%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2004	$619	$129	$748
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	302	32	334
Advances on loans	33	—	33

Total additions	335	32	367
Reductions in nonperforming assets
Paydowns, payoffs	(216)	(27)	(243)
Net sales	(44)	—	(44)
Return to performing status	(52)	(9)	(61)
Charge-offs (c)	(152)	(2)	(154)

Total reductions	(464)	(38)	(502)

Net reductions in nonperforming assets	(129)	(6)	(135)

Balance September 30, 2005	$490	$123	$613

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	9

Analysis of Nonperforming Assets The level of nonperforming assets represents an indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At September 30, 2005, total nonperforming assets were $613 million, compared with $748 million at December 31, 2004. The ratio of total nonperforming assets to total loans and other real estate decreased to ..45 percent at September 30, 2005, compared with ..59 percent at December 31, 2004.
     The Company had restructured loans of $41 million at September 30, 2005, compared with $68 million at December 31, 2004. Commitments to lend additional funds under restructured loans were $9 million as of September 30, 2005, compared with $12 million as of December 31, 2004. Restructured loans performing under the restructured terms beyond a specific timeframe are reported as accruing. Of the Company’s total restructured loans at September 30, 2005, $1 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $265 million at September 30, 2005, compared with $294 million at December 31, 2004. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans was ..19 percent at September 30, 2005, compared with ..23 percent at December 31, 2004.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status. In general, delinquency ratios for retail loans continued to improve relative to December 31, 2004, reflecting the Company’s ongoing improvement in collection efforts, underwriting and risk management. The Company does not believe that the higher level of bankruptcies or required minimum balance payments will have a significant impact to delinquency ratios.

Table 6	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2005	2004

Commercial
Commercial	.05%	.05%
Lease financing	—	.02

Total commercial	.04	.05
Commercial real estate
Commercial mortgages	.01	—
Construction and development	—	—

Total commercial real estate	.01	—
Residential mortgages	.30	.46
Retail
Credit card	1.73	1.74
Retail leasing	.04	.08
Other retail	.21	.29

Total retail	.41	.47

Total loans	.19%	.23%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2005	2004

Commercial	.74%	.99%
Commercial real estate	.57	.73
Residential mortgages (a)	.53	.74
Retail	.43	.51

Total loans	.57%	.74%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 3.56 percent at September 30, 2005, and 5.19 percent at December 31, 2004.

10	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2005	2004	2005	2004

Residential mortgages
30-89 days	$108	$108	.55%	.70%
90 days or more	59	70	.30	.46
Nonperforming	44	43	.23	.28

Total	$211	$221	1.08%	1.44%

Retail
Credit card
30-89 days	$164	$142	2.47%	2.15%
90 days or more	115	115	1.73	1.74
Nonperforming	—	—	—	—

Total	$279	$257	4.20%	3.89%
Retail leasing
30-89 days	$ 43	$ 59	.58%	.83%
90 days or more	3	6	.04	.08
Nonperforming	—	—	—	—

Total	$ 46	$ 65	.62%	.91%
Other retail
30-89 days	$197	$224	.63%	.76%
90 days or more	67	84	.21	.29
Nonperforming	12	17	.04	.05

Total	$276	$325	.88%	1.10%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $156 million and $472 million during the third quarter and first nine months of 2005, respectively, compared with net charge-offs of $166 million and $604 million, respectively, for the same periods of 2004. The ratio of total loan net charge-offs to average loans in the third quarter and first nine months of 2005 was .46 percent and ..48 percent, respectively, compared with .54 percent and .67 percent, respectively, for the same periods of 2004.
     Commercial and commercial real estate loan net charge-offs for the third quarter of 2005 were $23 million (.13 percent of average loans outstanding), compared with $27 million (.16 percent of average loans outstanding) in the third quarter of 2004. Commercial and commercial real estate loan net charge-offs for the first nine months of 2005 were $69 million (.13 percent of average loans outstanding), compared with $168 million (.34 percent of average loans outstanding) in the first nine months of 2004. Net charge-offs for the third quarter and first nine months of 2005, reflected improving credit quality and continued high levels of commercial loan recoveries, offset somewhat by a $12 million leveraged lease charge-off on a single airline entering bankruptcy during the third quarter of 2005. The year-over-year improvement in net charge-offs was broad-based across most industries within the commercial loan portfolio. The Company anticipates commercial loan recoveries will decline somewhat over the next several quarters.
     Retail loan net charge-offs for the third quarter of 2005 were $124 million (1.09 percent of average loans outstanding), compared with $132 million (1.26 percent of average loans outstanding) for the third quarter of 2004. Retail loan net charge-offs for the first nine months of 2005 were $377 million (1.14 percent of average loans outstanding), compared with $415 million (1.36 percent of average loans outstanding) for the first nine months of 2004. Lower levels of retail loan net charge-offs principally reflected the Company’s ongoing improvement in collection efforts, underwriting and risk management.
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

The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Three Months Ended September 30,				Nine Months Ended September 30,

	Average Loan		Percent of		Average Loan		Percent of
	Amount		Average Loans		Amount		Average Loans

(Dollars in Millions)	2005	2004	2005	2004	2005	2004	2005	2004

Consumer Finance (a)
Residential mortgages	$ 6,292	$ 4,708	.50%	.42%	$5,734	$4,432	.51%	.42%
Home equity and second mortgages	2,363	2,527	1.68	1.89	2,523	2,322	1.64	2.19
Other retail	400	426	4.96	4.67	390	414	4.80	4.84
Traditional Branch
Residential mortgages	$12,449	$ 9,861	.03%	.08%	$11,532	$9,647	.05%	.10%
Home equity and second mortgages	12,621	11,761	.13	.20	12,421	11,493	.17	.23
Other retail	15,563	14,125	.94	.99	14,935	13,946	.95	1.16
Total Company
Residential mortgages	$18,741	$14,569	.19%	.19%	$17,266	$14,079	.20%	.20%
Home equity and second mortgages	14,984	14,288	.37	.50	14,944	13,815	.42	.56
Other retail	15,963	14,551	1.04	1.09	15,325	14,360	1.05	1.27

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
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
     At September 30, 2005, the allowance for credit losses was $2,258 million (1.65 percent of loans), compared with an allowance of $2,269 million (1.80 percent of loans) at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 438 percent at September 30, 2005, compared with 355 percent at December 31, 2004. The ratio of the allowance for credit losses to annualized loan net charge-offs was 365 percent at September 30, 2005, compared with 296 percent at December 31, 2004.

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Commercial
Commercial	.07%	.02%	.11%	.36%
Lease financing	1.29	1.56	.95	1.62

Total commercial	.21	.21	.21	.52
Commercial real estate
Commercial mortgages	.04	.06	.05	.06
Construction and development	(.10)	.17	(.05)	.16

Total commercial real estate	—	.09	.02	.08
Residential mortgages	.19	.19	.20	.20
Retail
Credit card	3.74	4.21	3.92	4.25
Retail leasing	.27	.52	.33	.62
Home equity and second mortgages	.37	.50	.42	.56
Other retail	1.04	1.09	1.05	1.27

Total retail	1.09	1.26	1.14	1.36

Total loans	.46%	.54%	.48%	.67%

12	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2005	2004	2005	2004

Balance at beginning of period	$2,269	$2,370	$2,269	$2,369
Charge-offs
Commercial
Commercial	37	55	111	204
Lease financing	24	30	62	90

Total commercial	61	85	173	294
Commercial real estate
Commercial mortgages	5	5	15	19
Construction and development	—	4	3	10

Total commercial real estate	5	9	18	29
Residential mortgages	10	8	28	24
Retail
Credit card	71	72	217	213
Retail leasing	8	12	27	37
Home equity and second mortgages	19	22	59	68
Other retail	55	52	160	174

Total retail	153	158	463	492

Total charge-offs	229	260	682	839
Recoveries
Commercial
Commercial	30	53	81	112
Lease financing	8	11	27	31

Total commercial	38	64	108	143
Commercial real estate
Commercial mortgages	3	2	8	10
Construction and development	2	1	6	2

Total commercial real estate	5	3	14	12
Residential mortgages	1	1	2	3
Retail
Credit card	8	7	25	22
Retail leasing	3	3	9	7
Home equity and second mortgages	5	4	12	10
Other retail	13	12	40	38

Total retail	29	26	86	77

Total recoveries	73	94	210	235
Net Charge-offs
Commercial
Commercial	7	2	30	92
Lease financing	16	19	35	59

Total commercial	23	21	65	151
Commercial real estate
Commercial mortgages	2	3	7	9
Construction and development	(2)	3	(3)	8

Total commercial real estate	—	6	4	17
Residential mortgages	9	7	26	21
Retail
Credit card	63	65	192	191
Retail leasing	5	9	18	30
Home equity and second mortgages	14	18	47	58
Other retail	42	40	120	136

Total retail	124	132	377	415

Total net charge-offs	156	166	472	604

Provision for credit losses	145	166	461	605

Balance at end of period	$2,258	$2,370	$2,258	$2,370

Components
Allowance for loan losses	$2,055	$2,184
Liability for unfunded credit commitments	203	186

Total allowance for credit losses	$2,258	$2,370

Allowance for credit losses as a percentage of
Period-end loans	1.65%	1.90%
Nonperforming loans	438	337
Nonperforming assets	368	294
Annualized net charge-offs	365	359

U.S. Bancorp	13

     Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2005, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, the accruing loans 90 days or more past due, and delinquency ratios compared with December 31, 2004. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages balances, and their relative credit risk were evaluated compared with other banks. Finally, the Company considered current economic conditions that might impact the portfolio.
Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2005, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2004. Refer to “Management’s Discussion and Analysis — Residual Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on residual risk management.
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
     The Company currently processes card transactions for various airlines in the United States and Europe. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts consider the potential risk of default. Under certain situations, the Company may obtain various forms of collateral to minimize the risk of charge-backs. At September 30, 2005, the value of airline tickets purchased to be delivered at a future date was $2.2 billion, and the Company held collateral of $1.6 billion in escrow deposits, letters of credit and liens on various assets.
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

14	U.S. Bancorp

Sensitivity of Net Interest Income and Rate Sensitive Income:

	September 30, 2005				December 31, 2004

	Down 50	Up 50	Down 300	Up 300	Down 50	Up 50	Down 300	Up 300
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	.62%	(.43)%	(.16)%	(2.52)%	(.49)%	.04%	*%	(.19)%
Rate sensitive income	.69%	(.59)%	(.07)%	(2.98)%	(.40)%	(.13)%	*%	(.69)%

*	Due to the level of interest rates at December 31, 2004, a downward 300 basis point scenario could not be computed.
     The table above summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At September 30, 2005, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. The Company manages the overall interest rate risk profile within policy limits. At September 30, 2005, and December 31, 2004, the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at September 30, 2005. The up 200 basis point scenario resulted in a 6.4 percent decrease in the market value of equity at September 30, 2005, compared with a 2.7 percent decrease at December 31, 2004. The down 200 basis point scenario resulted in a 3.4 percent decrease in the market value of equity at September 30, 2005, compared with a 4.2 percent decrease at December 31, 2004. At September 30, 2005, and December 31, 2004, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.59 years at September 30, 2005, compared with 1.63 years at December 31, 2004. The duration of liabilities was 1.53 years at September 30, 2005, compared with 1.89 years at December 31, 2004. At September 30, 2005, the duration of equity was 1.91 years, compared with .12 years at December 31, 2004. The increased duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on market value of equity modeling.
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
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $35.1 billion of total notional amount of asset and liability management derivative positions at September 30, 2005, $31.1 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. Related to its mortgage banking operations, the Company held $1.8 billion of forward commitments to sell mortgage loans and $1.8 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9.
     At September 30, 2005, the Company had $12 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2005 and the next 12 months is $12 million and $54 million, respectively.

U.S. Bancorp	15

Table 9	Derivative Positions

	September 30, 2005			December 31, 2004

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$16,945	$40	6.42	$20,070	$379	5.25
Pay fixed/receive floating swaps	12,325	131	1.17	10,775	56	1.42
Cross-currency swaps	387	11	9.87	—	—	—
Futures and forwards	3,255	17	.08	2,262	(4)	.12
Options
Written	1,787	(9)	.09	1,059	1	.15
Foreign exchange forward contracts	250	6	.05	314	(12)	.04
Other forward sale agreements	75	—	.49	—	—	—
Equity contracts	45	(2)	3.54	53	4	4.29

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$9,124	$(38)	4.92	$6,708	$76	4.67
Pay fixed/receive floating swaps	9,080	84	5.00	6,682	(40)	4.67
Options
Purchased	1,282	7	2.34	1,099	7	3.00
Written	1,282	(7)	2.34	1,099	(7)	3.00
Risk participation agreements (a)
Purchased	108	—	8.04	137	—	7.13
Written	168	—	4.21	84	—	2.93
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,488	96	.39	2,047	80	.31
Sell	2,437	(91)	.40	2,015	(76)	.33
Options
Purchased	75	1	.37	77	1	.59
Written	75	(1)	.37	77	(1)	.59

(a)	At September 30, 2005, the credit equivalent amount was $1 million and $18 million, compared with $1 million and $7 million at December 31, 2004, for purchased and written risk participation agreements, respectively.
     Gains or losses on customer-related derivative positions were not material for the third quarter and first nine months of 2005. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $4 million and $5 million for the third quarter and first nine months of 2005, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $2 million and an increase of $1 million for the third quarter and first nine months of 2005, respectively.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the third quarter and first nine months of 2005 was not material.
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

16	U.S. Bancorp

inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was not material at September 30, 2005, or December 31, 2004. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on market risk management.
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
     At September 30, 2005, parent company long-term debt outstanding was $8.7 billion, compared with $6.9 billion at December 31, 2004. The $1.8 billion increase was primarily due to issuances of medium-term notes of $3.0 billion and junior subordinated debentures of $.6 billion, offset by long-term debt maturities and repayments during the first nine months of 2005. Total parent company debt scheduled to mature in the remainder of 2005 is $.2 billion. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.1 billion at September 30, 2005.
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
     Asset securitization and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets and related commercial paper liabilities of $4.3 billion at September 30, 2005, and $5.7 billion at December 31, 2004. The Company provides a liquidity facility to the conduit. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities and was $23 million at September 30, 2005, and $32 million at December 31, 2004. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $31 million at September 30, 2005, and $57 million at December 31, 2004.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $303 million at September 30, 2005, of which the Company retained $82 million of subordinated securities and a residual interest-only strip of $14 million. This compared with $375 million in assets at December 31, 2004, of which the Company retained $85 million of subordinated securities and a residual interest-only strip of $36 million. From this securitization, the Company recognized income from subordinated securities, an interest-only strip and servicing fees, net of impairment of $12 million and $19 million during the third quarter and first nine months of 2005, respectively, compared with $9 million and $24 million, respectively, during the same periods of 2004. The unsecured small business credit securitization held average assets of $316 million and $423 million in the third quarter of 2005 and 2004, respectively.
     The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources. Refer to “Management’s Discussion and Analysis — Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion on off-balance sheet arrangements.

U.S. Bancorp	17

Table 10	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2005	2004

Tangible common equity	$12,275	$11,950
As a percent of tangible assets	6.2%	6.4%
Tier 1 capital	$15,180	$14,720
As a percent of risk-weighted assets	8.4%	8.6%
As a percent of adjusted quarterly average assets (leverage ratio)	7.7%	7.9%
Total risk-based capital	$23,283	$22,352
As a percent of risk-weighted assets	12.8%	13.1%

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 87 percent and 95 percent of earnings in the third quarter and first nine months of 2005, respectively. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $19.9 billion at September 30, 2005, compared with $19.5 billion at December 31, 2004. The increase was the result of corporate earnings offset by share repurchases and dividends.
     Tangible common equity to assets was 6.2 percent at September 30, 2005, compared with 6.4 percent at December 31, 2004. The Tier 1 capital ratio was 8.4 percent at September 30, 2005, compared with 8.6 percent at December 31, 2004. The total risk-based capital ratio was 12.8 percent at September 30, 2005, compared with 13.1 percent at December 31, 2004. The leverage ratio was 7.7 percent at September 30, 2005, compared with 7.9 percent at December 31, 2004. Tier 1 capital at September 30, 2005 was affected by the issuance of $575 million of trust preferred securities, $300 million of which occurred in the third quarter of 2005, and the prepayment of $443 million of trust preferred securities in the second quarter of 2005. All regulatory ratios continue to be in excess of stated “well-capitalized” requirements.
     On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the next 24 months.
The following table provides a detailed analysis of all shares repurchased under this authorization during the third quarter of 2005:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased (a)	Per Share	Purchased

July	4,072,024	$29.84	103,388,903
August	7,888,479	29.86	95,500,424
September	3,384,882	29.48	92,115,542

Total	15,345,385	$29.77	92,115,542

(a)	All shares purchased during the third quarter of 2005 were purchased under the publicly announced December 21, 2004, repurchase authorization.
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

18	U.S. Bancorp

     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2005, certain organization and methodology changes were made and, accordingly, 2004 results were restated and presented on a comparable basis.
Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $259 million of the Company’s net income in the third quarter and $781 million in the first nine months of 2005, or increases of $10 million and $65 million, respectively, compared with the same periods of 2004. The increases were primarily driven by higher total net revenue.
     Total net revenue increased $19 million (3.2 percent) in the third quarter and $56 million (3.2 percent) in the first nine months of 2005, compared with the same periods of 2004. Net interest income, on a taxable-equivalent basis, increased $23 million (5.9 percent) in the third quarter and $48 million (4.1 percent) in the first nine months of 2005, compared with the same periods of 2004. The increases in net interest income were driven by growth in average loan balances and wider spreads on total deposits due to the funding benefit associated with the impact of rising interest rates, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was driven by stronger commercial loan demand in late 2004 and the first nine months of 2005. Total deposits increased year-over-year driven by growth in time deposits, partially offset by decreases in noninterest-bearing and interest checking deposits. Average savings products balances for the first nine months of 2005 were also lower than the same period of 2004. Noninterest income in the third quarter of 2005 declined $4 million compared to the third quarter of 2004, as declines in treasury management-related fees were partially offset by higher revenue from equity investments. The $8 million increase in noninterest income in the first nine months of 2005, compared with the same period of 2004, was due to higher revenue from equity investments, partially offset by reductions in treasury management-related fees, equipment leasing and other commercial loan fees. Treasury management-related fees were lower due to higher earnings credits on customers’ compensating balances, partially offset by growth in treasury management-related services activity. Equipment leasing revenue declined primarily due to lower operating lease rents resulting from lower operating lease balances.
     Noninterest expense decreased $4 million (1.9 percent) in the third quarter of 2005, compared with the same period of 2004, due to lower net shared services and other noninterest expense, offset by higher personnel expenses. Noninterest expense increased $3 million (.5 percent) in the first nine months of 2005 compared to the same period in 2004, due to higher personnel expenses and net shared services expenses.
     The provision for credit losses increased $8 million in the third quarter and decreased $47 million in the first nine months of 2005, compared with the same periods of 2004. The increase in provision for credit losses in the third quarter of 2005, compared with the third quarter of 2004, was due to a reduction in net recoveries. Net recoveries in the third quarter of 2005 were .04 percent of average loans outstanding, compared with .11 percent of average loans outstanding in the third quarter of 2004. Net recoveries in the third quarter of 2005 included a $12 million leveraged lease charge-off of a single airline entering bankruptcy during the quarter. The favorable change in provision for credit losses during first nine months of 2005 was due to improving net charge-offs resulting in net recoveries of $17 million in the first nine months of 2005 compared to net charge-offs of $30 million in the same period in 2004. Nonperforming assets within Wholesale Banking were $282 million at September 30, 2005, $274 million at June 30, 2005, and $430 million at September 30, 2004. Nonperforming assets as a percentage of end-of-period loans were ..63 percent at September 30, 2005, .62 percent at June 30, 2005, and 1.01 percent at September 30, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, consumer finance, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $473 million of the Company’s net income in the third quarter and $1,333 million in the first nine months of 2005, or increases of $89 million and $248 million, respectively, compared with the same periods of 2004. While the retail banking business grew net income 22.7 percent in the third quarter and 25.5 percent in the first nine months of 2005, the contribution of the mortgage banking business increased 29.6 percent and declined 4.1 percent, respectively, compared with the same periods of 2004.

U.S. Bancorp	19

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended September 30 (Dollars in Millions)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$415	$392	5.9%	$1,020	$929	9.8%
Noninterest income	191	194	(1.5)	545	489	11.5
Securities gains (losses), net	—	1	*	—	—	—

Total net revenue	606	587	3.2	1,565	1,418	10.4
Noninterest expense	199	203	(2.0)	686	665	3.2
Other intangibles	4	4	—	63	62	1.6

Total noninterest expense	203	207	(1.9)	749	727	3.0

Income before provision and income taxes	403	380	6.1	816	691	18.1
Provision for credit losses	(4)	(12)	66.7	72	88	(18.2)

Income before income taxes	407	392	3.8	744	603	23.4
Income taxes and taxable-equivalent adjustment	148	143	3.5	271	219	23.7

Net income	$259	$249	4.0	$473	$384	23.2

Average Balance Sheet Data
Commercial	$29,049	$26,226	10.8%	$8,834	$8,190	7.9%
Commercial real estate	15,848	15,412	2.8	11,640	11,036	5.5
Residential mortgages	68	73	(6.8)	18,263	14,141	29.1
Retail	30	51	(41.2)	34,699	31,842	9.0

Total loans	44,995	41,762	7.7	73,436	65,209	12.6
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	68	85	(20.0)	1,194	1,143	4.5
Assets	50,683	47,986	5.6	82,399	73,040	12.8
Noninterest-bearing deposits	12,182	12,340	(1.3)	13,418	14,470	(7.3)
Interest checking	2,838	3,086	(8.0)	17,326	15,037	15.2
Savings products	5,166	5,114	1.0	23,849	26,935	(11.5)
Time deposits	13,826	8,258	67.4	17,548	15,946	10.0

Total deposits	34,012	28,798	18.1	72,141	72,388	(.3)
Shareholders’ equity	5,101	4,959	2.9	6,615	6,201	6.7

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Nine Months Ended September 30 (Dollars in Millions)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,220	$1,172	4.1%	$2,978	$2,707	10.0%
Noninterest income	608	594	2.4	1,533	1,420	8.0
Securities gains (losses), net	(4)	2	*	—	—	—

Total net revenue	1,824	1,768	3.2	4,511	4,127	9.3
Noninterest expense	602	597	.8	2,005	1,946	3.0
Other intangibles	12	14	(14.3)	190	186	2.2

Total noninterest expense	614	611	.5	2,195	2,132	3.0

Income before provision and income taxes	1,210	1,157	4.6	2,316	1,995	16.1
Provision for credit losses	(17)	30	*	220	289	(23.9)

Income before income taxes	1,227	1,127	8.9	2,096	1,706	22.9
Income taxes and taxable-equivalent adjustment	446	411	8.5	763	621	22.9

Net income	$781	$716	9.1	$1,333	$1,085	22.9

Average Balance Sheet Data
Commercial	$28,534	$26,067	9.5%	$8,546	$8,182	4.4%
Commercial real estate	15,570	15,483	.6	11,474	10,896	5.3
Residential mortgages	62	67	(7.5)	16,808	13,693	22.7
Retail	34	50	(32.0)	33,849	30,912	9.5

Total loans	44,200	41,667	6.1	70,677	63,683	11.0
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	72	90	(20.0)	1,160	1,063	9.1
Assets	50,142	48,068	4.3	79,072	71,574	10.5
Noninterest-bearing deposits	12,134	12,588	(3.6)	13,155	14,216	(7.5)
Interest checking	3,204	3,432	(6.6)	17,229	14,780	16.6
Savings products	5,278	6,453	(18.2)	24,642	27,431	(10.2)
Time deposits	12,381	6,625	86.9	17,031	16,131	5.6

Total deposits	32,997	29,098	13.4	72,057	72,558	(.7)
Shareholders’ equity	5,078	5,000	1.6	6,495	6,227	4.3

*	Not meaningful

20	U.S. Bancorp

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change

$116	$93	24.7%	$148	$135	9.6%	$92	$233	(60.5)%	$1,791	$1,782	.5%
260	243	7.0	579	498	16.3	—	12	*	1,575	1,436	9.7
—	—	—	—	—	—	1	87	(98.9)	1	88	(98.9)

376	336	11.9	727	633	14.8	93	332	(72.0)	3,367	3,306	1.8
168	169	(.6)	269	243	10.7	26	28	(7.1)	1,348	1,308	3.1
15	16	(6.3)	45	40	12.5	(2)	88	*	125	210	(40.5)

183	185	(1.1)	314	283	11.0	24	116	(79.3)	1,473	1,518	(3.0)

193	151	27.8	413	350	18.0	69	216	(68.1)	1,894	1,788	5.9
—	—	—	88	90	(2.2)	(11)	—	*	145	166	(12.7)

193	151	27.8	325	260	25.0	80	216	(63.0)	1,749	1,622	7.8
70	55	27.3	118	95	24.2	(12)	44	*	595	556	7.0

$123	$96	28.1	$207	$165	25.5	$92	$172	(46.5)	$1,154	$1,066	8.3

$1,596	$1,597	(.1)%	$3,606	$3,093	16.6%	$166	$211	(21.3)%	$43,251	$39,317	10.0%
618	617	.2	—	—	—	87	129	(32.6)	28,193	27,194	3.7
405	346	17.1	—	—	—	5	9	(44.4)	18,741	14,569	28.6
2,327	2,285	1.8	7,993	7,590	5.3	49	58	(15.5)	45,098	41,826	7.8

4,946	4,845	2.1	11,599	10,683	8.6	307	407	(24.6)	135,283	122,906	10.1
843	845	(.2)	2,061	1,915	7.6	—	—	—	6,372	6,228	2.3
301	362	(16.9)	1,002	855	17.2	2	7	(71.4)	2,567	2,452	4.7
6,683	6,603	1.2	15,531	14,088	10.2	50,371	49,868	1.0	205,667	191,585	7.4
3,654	3,141	16.3	163	106	53.8	17	(266)	*	29,434	29,791	(1.2)
2,343	2,276	2.9	—	—	—	1	14	(92.9)	22,508	20,413	10.3
5,466	5,632	(2.9)	17	12	41.7	19	15	26.7	34,517	37,708	(8.5)
1,676	568	*	7	—	*	1,468	2,632	(44.2)	34,525	27,404	26.0

13,139	11,617	13.1	187	118	58.5	1,505	2,395	(37.2)	120,984	115,316	4.9
2,111	2,125	(.7)	3,666	3,320	10.4	2,613	2,782	(6.1)	20,106	19,387	3.7

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change

$331	$262	26.3%	$419	$420	(.2)%	$355	$779	(54.4)%	$5,303	$5,340	(.7)%
772	753	2.5	1,612	1,379	16.9	31	22	40.9	4,556	4,168	9.3
—	—	—	—	—	—	(53)	(86)	38.4	(57)	(84)	32.1

1,103	1,015	8.7	2,031	1,799	12.9	333	715	(53.4)	9,802	9,424	4.0
503	500	.6	762	661	15.3	150	113	32.7	4,022	3,817	5.4
45	46	(2.2)	129	114	13.2	1	29	(96.6)	377	389	(3.1)

548	546	.4	891	775	15.0	151	142	6.3	4,399	4,206	4.6

555	469	18.3	1,140	1,024	11.3	182	573	(68.2)	5,403	5,218	3.5
2	10	(80.0)	269	278	(3.2)	(13)	(2)	*	461	605	(23.8)

553	459	20.5	871	746	16.8	195	575	(66.1)	4,942	4,613	7.1
201	167	20.4	317	271	17.0	(131)	32	*	1,596	1,502	6.3

$352	$292	20.5	$554	$475	16.6	$326	$543	(40.0)	$3,346	$3,111	7.6

$1,593	$1,643	(3.0)%	$3,429	$2,993	14.6%	$161	$175	(8.0)%	$42,263	$39,060	8.2%
627	614	2.1	—	—	—	91	147	(38.1)	27,762	27,140	2.3
389	308	26.3	—	—	—	7	11	(36.4)	17,266	14,079	22.6
2,314	2,202	5.1	7,895	7,473	5.6	49	50	(2.0)	44,141	40,687	8.5

4,923	4,767	3.3	11,324	10,466	8.2	308	383	(19.6)	131,432	120,966	8.7
843	809	4.2	2,011	1,851	8.6	—	—	—	6,322	6,128	3.2
316	354	(10.7)	960	755	27.2	6	8	(25.0)	2,514	2,270	10.7
6,681	6,513	2.6	15,085	13,530	11.5	50,525	50,878	(.7)	201,505	190,563	5.7
3,524	3,136	12.4	146	104	40.4	44	(237)	*	29,003	29,807	(2.7)
2,452	2,482	(1.2)	—	—	—	6	5	20.0	22,891	20,699	10.6
5,441	5,478	(.7)	15	11	36.4	17	15	13.3	35,393	39,388	(10.1)
1,253	536	*	3	—	*	2,597	2,961	(12.3)	33,265	26,253	26.7

12,670	11,632	8.9	164	115	42.6	2,664	2,744	(2.9)	120,552	116,147	3.8
2,119	2,085	1.6	3,564	3,152	13.1	2,655	2,874	(7.6)	19,911	19,338	3.0

U.S. Bancorp	21

     Total net revenue increased $147 million (10.4 percent) in the third quarter and $384 million (9.3 percent) in the first nine months of 2005, compared with the same periods of 2004. Net interest income, on a taxable-equivalent basis, increased $91 million in the third quarter and $271 million in the first nine months of 2005, compared with the same periods of 2004. The year-over-year increases in net interest income were due to strong growth in average loans and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing and a reduction in noninterest-bearing deposits. The increase in average loan balances reflected growth in retail loans and residential mortgages. Included within the retail loan category are second-lien home equity loans, installment loans and retail leases which had a growth rate of 5.1 percent, 12.1 percent and 9.1 percent, respectively, in the third quarter and 8.3 percent, 8.3 percent and 12.6 percent, respectively, in the first nine months of 2005, compared with the same periods of 2004. Residential mortgages, which includes traditional residential mortgages, grew 29.1 percent in the third quarter and 22.7 percent in the first nine months of 2005, compared with the same periods of 2004, reflecting the Company’s decision to retain adjustable-rate residential mortgages. The year-over-year decreases in average deposits were due to a reduction in noninterest-bearing deposits and savings products, offset by growth in interest checking and time deposits. The decline in noninterest-bearing deposits in the third quarter and first nine months of 2005, compared with the same periods of 2004, was due to the Company’s decision to migrate $1.3 billion of certain high-value customer accounts to interest checking as an enhancement to its Silver Elite Checking product. The year-over-year increases in interest checking balances reflect this migration of the Silver Elite product and strong branch-based new account deposit growth. On a combined basis, the Consumer Banking line of business generated growth of $1.2 billion (4.2 percent) in average checking account balances in the third quarter of 2005, compared with the third quarter of 2004, driven by 5.9 percent growth in net new checking accounts. Offsetting this growth was a reduction in average savings balances of $3.1 billion (11.5 percent) from third quarter of 2004, principally related to money market accounts. Average time deposit balances grew $1.6 billion (10.0 percent) in the third quarter of 2005, compared with the third quarter of 2004, as a portion of money market balances migrated to time deposit products.
     Fee-based noninterest income increased $56 million in the third quarter and $113 million in the first nine months of 2005, compared with the same periods of 2004. The year-over-year growth in fee-based revenue was driven by strong deposit service charges and mortgage banking revenue, partially offset by lower treasury management-related fees.
     Noninterest expense increased $22 million (3.0 percent) in the third quarter and $63 million (3.0 percent) in the first nine months of 2005, compared with the same periods of 2004. The increases were primarily attributable to compensation expense and net shared services, reflecting the impact of the net addition of 38 in-store and 12 traditional branches at September 30, 2005, compared with September 30, 2004. These increases were partially offset by reductions in occupancy and equipment expense.
     The provision for credit losses decreased $16 million and $69 million in the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004. The improvement was primarily attributable to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs declined to .39 percent in the third quarter of 2005, compared with .54 percent in the third quarter of 2004. The decline in net charge-offs included the commercial and retail loan portfolios. The $10 million improvement in commercial loan net charge-offs in the third quarter of 2005, compared with the third quarter of 2004, was broad-based across most industry and geographical regions. Retail loan net charge-offs declined by $7 million in the third quarter of 2005, compared to the third quarter of 2004, primarily resulting from ongoing collection efforts and risk management activities. Nonperforming assets within Consumer Banking were $324 million at September 30, 2005, $328 million at June 30, 2005, and $368 million at September 30, 2004. Nonperforming assets as a percentage of end-of-period loans were ..46 percent at September 30, 2005, .48 percent at June 30, 2005, and .59 percent at September 30, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund servicing through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services. Private Client, Trust and Asset Management contributed $123 million of the Company’s net income in the third quarter and $352 million in the first nine months of 2005, or increases of $27 million and $60 million, respectively,

22	U.S. Bancorp

compared with the same periods of 2004. The growth was primarily attributable to higher total net revenue.
     Total net revenue increased $40 million (11.9 percent) in the third quarter and $88 million (8.7 percent) in the first nine months of 2005, compared with the same periods of 2004. Net interest income, on a taxable-equivalent basis, increased $23 million in the third quarter and $69 million in the first nine months of 2005, compared with the same periods of 2004. The increases in net interest income were due to growth in total average deposits and the favorable impact of rising interest rates on the funding benefit of customer deposits, partially offset by a decline in loan spreads. The increases in total deposits were attributable to growth in noninterest-bearing deposits and time deposits across most areas, principally Corporate Trust. Noninterest income increased $17 million in the third quarter and $19 million in the first nine months of 2005, compared with the same periods of 2004, driven by favorable equity market valuations and core account growth, partially offset by customers’ migration from paying for services with fees to paying with compensating balances.
     Noninterest expense decreased $2 million (1.1 percent) in the third quarter and increased $2 million (.4 percent) in the first nine months of 2005, compared with the same periods of 2004. The increase in noninterest expense in the first nine months of 2005 was primarily attributable to an increase in personnel-related costs and legal expenses, partially offset by decreases in occupancy and net shared services expenses.
     The provision for credit losses was flat in the third quarter and decreased $8 million in the first nine months of 2005, compared with the same periods of 2004. The decrease in the provision for credit losses in the first nine months of 2005 was due to a reduction in net charge-offs. Net charge-offs as a percentage of average loans outstanding were .05 percent in the first nine months of 2005, compared with .28 percent in the first nine months of 2004.
Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $207 million of the Company’s net income in the third quarter and $554 million in the first nine months of 2005, or increases of $42 million and $79 million, respectively, compared with the same periods of 2004. The increases were due to growth in total net revenue driven by higher transaction volumes and lower provision for loan losses, partially offset by an increase in total noninterest expense.
     Total net revenue increased $94 million (14.8 percent) in the third quarter and $232 million (12.9 percent) in the first nine months of 2005, compared with the same periods of 2004. Net interest income increased $13 million in the third quarter and decreased slightly in the first nine months of 2005, compared with the same periods of 2004. The increase in the third quarter of 2005, compared with the same period of 2004, was primarily due to increases in retail credit card balances and customer late fees, partially offset by corporate card rebates and higher corporate card noninterest-bearing balances. Noninterest income increased $81 million in the third quarter and $233 million in the first nine months of 2005, compared with the same periods of 2004. The increases in fee-based revenue were driven by strong growth in credit card and debit card revenue, corporate payment products revenue, ATM processing services revenue and merchant processing revenue. Credit and debit card revenue increased primarily due to higher sales volume. Corporate payment products revenue increased primarily due to increases in sales volume. ATM processing services revenue increased primarily due to the expansion of the business. Merchant processing revenue increased due to increases in sales volume, new business and higher equipment fees.
     Noninterest expense increased $31 million (11.0 percent) in the third quarter and $116 million (15.0 percent) in the first nine months of 2005, compared with the same periods of 2004. The increases in noninterest expense were primarily attributable to higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, higher ATM processing services volumes due to the expansion of the ATM business and higher merchant acquiring costs resulting from the expansion of the merchant acquiring business in Europe.
     The provision for credit losses decreased $2 million in the third quarter and $9 million in the first nine months of 2005, compared with the same periods of 2004, due to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 3.01 percent in the third quarter of 2005, compared with 3.35 percent in the third quarter of 2004. The favorable change in credit losses was due to improvements in ongoing collection efforts, underwriting and risk management activities, as well as improvements in economic conditions from a year ago.

U.S. Bancorp	23

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $92 million in the third quarter and $326 million in the first nine months of 2005, or decreases of $80 million and $217 million, respectively, compared with the same periods of 2004.
     Total net revenue decreased $239 million (72.0 percent) in the third quarter and $382 million (53.4 percent) in the first nine months of 2005, compared with the same periods of 2004. The year-over-year decrease in total net revenue was primarily due to unfavorable variances in net interest income and securities gains (losses) in the third quarter 2005 and lower net interest income in the first nine months of 2005, compared with the same periods of 2004. The decreases in net interest income were primarily due to the impact of higher borrowing costs in the current interest rate environment. The change also reflects the residual effect of transfer pricing caused by changes in the mix of the balance sheet and the yield curve from a year ago.
     Noninterest expense decreased $92 million in the third quarter and increased $9 million in the first nine months of 2005, compared with the same periods of 2004. The decrease in noninterest expense in the third quarter of 2005 was principally driven by MSR valuations and debt prepayment expense. The third quarter of 2005 reflected an MSR reparation of $3 million, compared with MSR impairment of $87 million in the third quarter of 2004, a net decrease of $90 million year-over-year. The increase in noninterest expense in the first nine months of 2005, reflected higher compensation, employee benefits and debt prepayment expense, partially offset by a favorable change in MSR valuations. Noninterest expense in the first nine months of 2005 included an MSR reparation of $4 million, compared with MSR impairment of $25 million in the first nine months of 2004. The change in MSR valuations was driven by interest rates and prepayment speeds which were flat in the first nine months of 2005, compared with the declining interest rates and rising prepayment speeds in the same period of 2004.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net recovery of $11 million in the third quarter and $13 million in first nine months of 2005, compared with no expense and a net recovery of $2 million in the same periods of 2004. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
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

24	U.S. Bancorp

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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2005	2004

	(Unaudited)
Assets
Cash and due from banks	$6,918	$6,336
Investment securities
Held-to-maturity (fair value $118 and $132, respectively)	114	127
Available-for-sale	41,402	41,354
Loans held for sale	1,695	1,439
Loans
Commercial	43,237	40,173
Commercial real estate	28,521	27,585
Residential mortgages	19,469	15,367
Retail	45,400	43,190

Total loans	136,627	126,315
Less allowance for loan losses	(2,055)	(2,080)

Net loans	134,572	124,235
Premises and equipment	1,850	1,890
Customers’ liability on acceptances	85	95
Goodwill	6,372	6,241
Other intangible assets	2,586	2,387
Other assets	11,301	11,000

Total assets	$206,895	$195,104

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$30,871	$30,756
Interest-bearing	69,478	71,936
Time deposits greater than $100,000	20,446	18,049

Total deposits	120,795	120,741
Short-term borrowings	23,061	13,084
Long-term debt	36,257	34,739
Acceptances outstanding	85	95
Other liabilities	6,833	6,906

Total liabilities	187,031	175,565
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 9/30/05 and 12/31/04 — 1,972,643,007 shares	20	20
Capital surplus	5,913	5,902
Retained earnings	18,457	16,758
Less cost of common stock in treasury: 9/30/05 — 154,894,949 shares; 12/31/04 — 115,020,064 shares	(4,318)	(3,125)
Other comprehensive income	(208)	(16)

Total shareholders’ equity	19,864	19,539

Total liabilities and shareholders’ equity	$206,895	$195,104

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2005	2004	2005	2004

Interest Income
Loans	$2,167	$1,803	$6,105	$5,290
Loans held for sale	30	21	75	68
Investment securities	492	453	1,454	1,366
Other interest income	29	26	84	73

Total interest income	2,718	2,303	7,718	6,797
Interest Expense
Deposits	414	222	1,083	654
Short-term borrowings	205	74	460	183
Long-term debt	317	232	895	641

Total interest expense	936	528	2,438	1,478

Net interest income	1,782	1,775	5,280	5,319
Provision for credit losses	145	166	461	605

Net interest income after provision for credit losses	1,637	1,609	4,819	4,714
Noninterest Income
Credit and debit card revenue	185	164	516	465
Corporate payment products revenue	135	108	362	306
ATM processing services	64	45	168	132
Merchant processing services	200	188	576	494
Trust and investment management fees	251	240	751	740
Deposit service charges	246	208	690	595
Treasury management fees	109	118	333	357
Commercial products revenue	103	106	299	324
Mortgage banking revenue	111	97	323	301
Investment products fees and commissions	37	37	115	119
Securities gains (losses), net	1	88	(57)	(84)
Other	134	125	423	335

Total noninterest income	1,576	1,524	4,499	4,084
Noninterest Expense
Compensation	603	564	1,782	1,673
Employee benefits	106	100	330	291
Net occupancy and equipment	162	159	475	468
Professional services	44	37	119	104
Marketing and business development	61	61	171	145
Technology and communications	118	110	337	314
Postage, printing and supplies	64	61	190	183
Other intangibles	125	210	377	389
Debt prepayment	—	5	54	42
Other	190	211	564	597

Total noninterest expense	1,473	1,518	4,399	4,206

Income before income taxes	1,740	1,615	4,919	4,592
Applicable income taxes	586	549	1,573	1,481

Net income	$1,154	$1,066	$3,346	$3,111

Earnings per share	$.63	$.57	$1.82	$1.64
Diluted earnings per share	$.62	$.56	$1.80	$1.62
Dividends declared per share	$.30	$.24	$.90	$.72
Average common shares outstanding	1,823	1,877	1,836	1,895
Average diluted common shares outstanding	1,849	1,904	1,862	1,919

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income				3,111			3,111
Unrealized gain on securities available for sale						82	82
Unrealized gain on derivatives						32	32
Foreign currency translation adjustment						(14)	(14)
Realized gain on derivatives						17	17
Reclassification adjustment for losses realized in net income						35	35
Income taxes						(58)	(58)

Total comprehensive income							3,205
Cash dividends declared on common stock				(1,359)			(1,359)
Issuance of common and treasury stock	22,812,988		(73)		583		510
Purchase of treasury stock	(74,067,318)				(2,066)		(2,066)
Stock option and restricted stock grants			73				73
Shares reserved to meet deferred compensation obligations	(824,274)		17		(22)		(5)

Balance September 30, 2004	1,870,841,547	$20	$5,868	$16,260	$(2,710)	$162	$19,600

Balance December 31, 2004	1,857,622,943	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539
Net income				3,346			3,346
Unrealized loss on securities available for sale						(211)	(211)
Unrealized loss on derivatives						(30)	(30)
Foreign currency translation adjustment						8	8
Realized loss on derivatives						(197)	(197)
Reclassification adjustment for losses realized in net income						120	120
Income taxes						118	118

Total comprehensive income							3,154
Cash dividends declared on common stock				(1,647)			(1,647)
Issuance of common and treasury stock	13,096,209		(62)		360		298
Purchase of treasury stock	(52,844,246)				(1,549)		(1,549)
Stock option and restricted stock grants			72				72
Shares reserved to meet deferred compensation obligations	(126,848)		1		(4)		(3)

Balance September 30, 2005	1,817,748,058	$20	$5,913	$18,457	$(4,318)	$(208)	$19,864

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

(Dollars in Millions)
(Unaudited)	2005	2004

Operating Activities
Net cash provided by (used in) operating activities	$2,899	$4,257
Investing Activities
Proceeds from sales of available-for-sale investment securities	3,065	5,559
Proceeds from maturities of investment securities	8,072	9,323
Purchases of investment securities	(10,430)	(12,497)
Net (increase) decrease in loans outstanding	(8,940)	(6,545)
Proceeds from sales of loans	1,150	1,284
Purchases of loans	(2,581)	(1,800)
Proceeds from sales of premises and equipment	9	43
Purchases of premises and equipment	(134)	(129)
Other, net	(1,370)	(633)

Net cash provided by (used in) investing activities	(11,159)	(5,395)
Financing Activities
Net increase (decrease) in deposits	54	(3,485)
Net increase (decrease) in short-term borrowings	9,977	1,798
Principal payments on long-term debt	(9,248)	(7,458)
Proceeds from issuance of long-term debt	11,002	11,674
Proceeds from issuance of common stock	246	443
Repurchase of common stock	(1,605)	(2,115)
Cash dividends paid	(1,660)	(1,371)

Net cash provided by (used in) financing activities	8,766	(514)

Change in cash and cash equivalents	506	(1,652)
Cash and cash equivalents at beginning of period	6,537	8,782

Cash and cash equivalents at end of period	$7,043	$7,130

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Stock-Based Compensation In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement are effective for the Company on January 1, 2006. Because the Company retroactively adopted the fair value method in 2003, the revised statement will not have a significant impact on the Company’s financial statements.

30	U.S. Bancorp

Note 3	Loans
The composition of the loan portfolio was as follows:

	September 30, 2005		December 31, 2004

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$38,319	28.0%	$35,210	27.9%
Lease financing	4,918	3.6	4,963	3.9

Total commercial	43,237	31.6	40,173	31.8
Commercial real estate
Commercial mortgages	20,467	15.0	20,315	16.1
Construction and development	8,054	5.9	7,270	5.7

Total commercial real estate	28,521	20.9	27,585	21.8
Residential mortgages
Residential mortgages	13,586	9.9	9,722	7.7
Home equity loans, first liens	5,883	4.3	5,645	4.5

Total residential mortgages	19,469	14.2	15,367	12.2
Retail
Credit card	6,638	4.9	6,603	5.2
Retail leasing	7,468	5.5	7,166	5.7
Home equity and second mortgages	14,920	10.9	14,851	11.8
Other retail
Revolving credit	2,523	1.8	2,541	2.0
Installment	3,498	2.6	2,767	2.2
Automobile	8,146	6.0	7,419	5.9
Student	2,207	1.6	1,843	1.4

Total other retail	16,374	12.0	14,570	11.5

Total retail	45,400	33.3	43,190	34.2

Total loans	$136,627	100.0%	$126,315	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion and $1.4 billion at September 30, 2005, and December 31, 2004, respectively.

Note 4	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $67.2 billion and $63.2 billion at September 30, 2005, and December 31, 2004, respectively.
Changes in the valuation allowance for capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2005	2004	2005	2004

Balance at beginning of period	$149	$91	$172	$160
Additions charged (reductions credited) to operations	(3)	87	(4)	25
Direct write-downs charged against the allowance	(17)	(22)	(39)	(29)

Balance at end of period	$129	$156	$129	$156

U.S. Bancorp	31

Changes in net carrying value of capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2005	2004	2005	2004

Balance at beginning of period	$952	$863	$866	$670
Rights purchased	10	67	25	143
Rights capitalized	107	69	276	217
Amortization	(49)	(47)	(148)	(140)
Rights sold	—	—	—	—
Reparation (impairment)	3	(87)	4	(25)

Balance at end of period	1,023	865	1,023	865
Impairment valuation allowance	129	156	129	156

Initial carrying value, net of amortization	$1,152	$1,021	$1,152	$1,021

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	September 30,	September 30,
(Dollars in Millions)	2005	2004

Fair value	$1,027	$869
Expected weighted-average life (in years)	6.2	5.7
Discount rate	10.1%	9.5%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at September 30, 2005, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(169)	$(86)	$57	$108

The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of Mortgage Revenue Bond Programs (“MRBP”), government-insured mortgages and conventional mortgages. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low- and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance. Mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The servicing portfolios are predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.
A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of September 30, 2005, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,138	$9,289	$50,739	$67,166
Fair market value	$120	$149	$758	$1,027
Value (bps)	168	160	149	153
Weighted-average servicing fees (bps)	43	45	35	37
Multiple (value/servicing fees)	3.91	3.56	4.26	4.14
Weighted-average note rate	6.10%	6.02%	5.70%	5.79%
Age (in years)	3.8	2.6	2.0	2.3
Expected life (in years)	6.0	5.9	6.3	6.2
Discount rate	10.1%	10.8%	10.0%	10.1%

32	U.S. Bancorp

Note 5	Earnings Per Share
The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	2005	2004

Net income	$1,154	$1,066	$3,346	$3,111

Average common shares outstanding	1,823	1,877	1,836	1,895
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	26	27	26	24

Average diluted common shares outstanding	1,849	1,904	1,862	1,919

Earnings per share	$.63	$.57	$1.82	$1.64
Diluted earnings per share	$.62	$.56	$1.80	$1.62

Options to purchase shares outstanding not included in the computation of diluted earnings per share because they were antidilutive, totaled 15 million and 29 million shares for the three months ended September 30, 2005 and 2004, respectively, and 16 million and 38 millions shares for the nine months ended September 30, 2005 and 2004, respectively.

Note 6	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

			Post Retirement				Post Retirement
	Pension Plans		Medical Plans		Pension Plans		Medical Plans

(Dollars in Millions)	2005	2004	2005	2004	2005	2004	2005	2004

Components of net periodic benefit cost (income)
Service cost	$16	$15	$1	$1	$48	$44	$3	$3
Interest cost	28	28	4	4	84	81	12	14
Expected return on plan assets	(49)	(51)	—	—	(146)	(152)	(1)	(1)
Net amortization and deferral	(2)	(2)	—	—	(5)	(5)	—	—
Recognized actuarial loss	15	18	—	—	44	33	1	2

Net periodic benefit cost (income)	$8	$8	$5	$5	$25	$1	$15	$18

Note 7	Income Taxes
The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2005	2004	2005	2004

Federal
Current	$455	$431	$1,199	$1,127
Deferred	61	63	189	196

Federal income tax	516	494	1,388	1,323
State
Current	65	43	169	121
Deferred	5	12	16	37

State income tax	70	55	185	158

Total income tax provision	$586	$549	$1,573	$1,481

U.S. Bancorp	33

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2005	2004	2005	2004

Tax at statutory rate (35%)	$609	$565	$1,722	$1,607
State income tax, at statutory rates, net of federal tax benefit	45	36	120	103
Tax effect of
Resolution of federal income tax examinations	—	—	(94)	(90)
Tax credits	(48)	(36)	(131)	(99)
Tax-exempt interest, net	(6)	(5)	(16)	(16)
Other items	(14)	(11)	(28)	(24)

Applicable income taxes	$586	$549	$1,573	$1,481

Included in the second quarter of 2005 was a reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002. In addition, the first quarter of 2004 included a reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. The resolution of these cycles was the result of negotiations held between the Company and representatives of the Internal Revenue Service throughout the examinations. The resolution of these matters and the taxing authorities’ acceptance of submitted claims and tax return adjustments resulted in the reduction of estimated income tax liabilities.
     The Company’s net deferred tax liability was $1,962 million at September 30, 2005, and $1,899 million at December 31, 2004.

Note 8	Guarantees and Contingent Liabilities
The following table is a summary of the guarantees and contingent liabilities of the Company at September 30, 2005:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$78	$10,475
Third-party borrowing arrangements	3	470
Securities lending indemnifications	—	12,624
Asset sales (a)	7	829
Merchant processing	62	52,719
Other guarantees	23	4,300
Other contingent liabilities	13	1,743

(a)	The maximum potential future payments does not include loans sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loans sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
The Company, through its subsidiaries, provides merchant processing services. Under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In this situation, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.
     The Company currently processes card transactions for various airlines in the United States and Europe. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts consider the potential risk of default. Under certain situations, the Company may obtain various forms of collateral to minimize the risk of charge-backs. At September 30, 2005, the value of airline tickets purchased to be delivered at a future

34	U.S. Bancorp

date was $2.2 billion, and the Company held collateral of $1.6 billion in escrow deposits, letters of credit and liens on various assets.
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

U.S. Bancorp	35

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2005			2004

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$41,782	$494	4.73%	$42,502	$455	4.28%	(1.7)%
Loans held for sale	2,038	30	5.80	1,405	21	6.00	45.1
Loans (b)
Commercial	43,251	642	5.89	39,317	557	5.64	10.0
Commercial real estate	28,193	463	6.52	27,194	387	5.66	3.7
Residential mortgages	18,741	261	5.54	14,569	204	5.60	28.6
Retail	45,098	808	7.11	41,826	660	6.28	7.8

Total loans	135,283	2,174	6.38	122,906	1,808	5.86	10.1
Other earning assets	1,349	29	8.56	1,374	26	7.45	(1.8)

Total earning assets	180,452	2,727	6.01	168,187	2,310	5.47	7.3
Allowance for loan losses	(2,109)			(2,287)			7.8
Unrealized gain (loss) on available-for-sale securities	(258)			(492)			47.6
Other assets	27,582			26,177			5.4

Total assets	$205,667			$191,585			7.4

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,434			$29,791			(1.2)
Interest-bearing deposits
Interest checking	22,508	34	.61	20,413	16	.31	10.3
Money market accounts	28,740	94	1.30	31,854	54	.67	(9.8)
Savings accounts	5,777	4	.24	5,854	4	.25	(1.3)
Time certificates of deposit less than $100,000	13,263	101	3.01	12,869	83	2.57	3.1
Time deposits greater than $100,000	21,262	181	3.37	14,535	65	1.79	46.3

Total interest-bearing deposits	91,550	414	1.79	85,525	222	1.03	7.0
Short-term borrowings	22,248	205	3.66	15,382	74	1.93	44.6
Long-term debt	35,633	317	3.54	35,199	232	2.63	1.2

Total interest-bearing liabilities	149,431	936	2.49	136,106	528	1.55	9.8
Other liabilities	6,696			6,301			6.3
Shareholders’ equity	20,106			19,387			3.7

Total liabilities and shareholders’ equity	$205,667			$191,585			7.4%

Net interest income		$1,791			$1,782

Gross interest margin			3.52%			3.92%

Gross interest margin without taxable-equivalent increments			3.50			3.90

Percent of Earning Assets
Interest income			6.01%			5.47%
Interest expense			2.06			1.25

Net interest margin			3.95%			4.22%

Net interest margin without taxable-equivalent increments			3.93%			4.20%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2005			2004

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$42,308	$1,459	4.60%	$43,243	$1,373	4.23%	(2.2)%
Loans held for sale	1,723	75	5.77	1,611	68	5.65	7.0
Loans (b)
Commercial	42,263	1,833	5.79	39,060	1,644	5.62	8.2
Commercial real estate	27,762	1,313	6.33	27,140	1,134	5.58	2.3
Residential mortgages	17,266	718	5.55	14,079	601	5.70	22.6
Retail	44,141	2,259	6.84	40,687	1,925	6.32	8.5

Total loans	131,432	6,123	6.23	120,966	5,304	5.86	8.7
Other earning assets	1,388	84	8.12	1,362	73	7.18	1.9

Total earning assets	176,851	7,741	5.85	167,182	6,818	5.44	5.8
Allowance for loan losses	(2,116)			(2,335)			9.4
Unrealized gain (loss) on available-for-sale securities	(247)			(412)			40.0
Other assets	27,017			26,128			3.4

Total assets	$201,505			$190,563			5.7

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,003			$29,807			(2.7)
Interest-bearing deposits
Interest checking	22,891	98	.58	20,699	49	.32	10.6
Money market accounts	29,517	243	1.10	33,492	178	.71	(11.9)
Savings accounts	5,876	12	.27	5,896	12	.26	(.3)
Time certificates of deposit less than $100,000	13,132	281	2.86	13,168	257	2.61	(.3)
Time deposits greater than $100,000	20,133	449	2.98	13,085	158	1.61	53.9

Total interest-bearing deposits	91,549	1,083	1.58	86,340	654	1.01	6.0
Short-term borrowings	18,313	460	3.36	14,706	183	1.67	24.5
Long-term debt	36,016	895	3.32	34,254	641	2.50	5.1

Total interest-bearing liabilities	145,878	2,438	2.23	135,300	1,478	1.46	7.8
Other liabilities	6,713			6,118			9.7
Shareholders’ equity	19,911			19,338			3.0

Total liabilities and shareholders’ equity	$201,505			$190,563			5.7%

Net interest income		$5,303			$5,340

Gross interest margin			3.62%			3.98%

Gross interest margin without taxable-equivalent increments			3.60			3.96

Percent of Earning Assets
Interest income			5.85%			5.44%
Interest expense			1.85			1.18

Net interest margin			4.00%			4.26%

Net interest margin without taxable-equivalent increments			3.98%			4.24%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	37

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2005.
On August 17, 2005, the Company issued $2.5 billion of its Floating Rate Convertible Senior Debentures due August 21, 2035 (the “Debentures”) in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, to Lehman Brothers Inc. as initial purchaser (the “Initial Purchaser”). The Initial Purchaser received aggregate purchase discounts or commissions of approximately $19 million. The Debentures were resold by the Initial Purchaser to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended.
The Debentures bear interest at an annual rate equal to three-month LIBOR, reset quarterly, minus 1.68 percent; provided that such rate will never be less than 0 percent per annum. Interest on the Debentures is payable quarterly in arrears beginning on November 21, 2005. After August 21, 2026, interest will cease to be paid and holders will instead receive the accreted principal amount of a Debenture, which will be equal to the original principal amount of $1,000 per Debenture, increased daily by a variable yield beginning on August 21, 2026.
A portion of the Debentures may be convertible into shares of the Company’s common stock at any time on or prior to August 21, 2035. If converted, holders of the Debentures will receive cash up to the principal amount of a Debenture and, if the market price of the Company’s common stock exceeds the conversion price in effect on the conversion date, holders will also receive a number of shares of Company common stock per Debenture as determined pursuant to a specific formula, subject to the Company’s option to cash settle all or some of its delivery obligations. The initial conversion rate of 27.7316 is based upon a market price of the Company’s common stock of $36.06 representing a premium of approximately 20 percent over the market price at the time of issuance. Accordingly, unless and until the market price of the Company’s common stock exceeds $36.06, holders of the Debentures will not be entitled to receive any shares of the Company’s common stock upon conversion.
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

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: November 9, 2005

U.S. Bancorp	39

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2005	September 30, 2005

Earnings
1.	Net income		$1,154	$3,346
2.	Applicable income taxes		586	1,573

3.	Net income before taxes (1 + 2)		$1,740	$4,919

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$522	$1,355
	b.	Portion of rents representative of interest and amortization of debt expense	17	52

	c.	Fixed charges excluding interest on deposits (4a + 4b)	539	1,407
	d.	Interest on deposits	414	1,083

	e.	Fixed charges including interest on deposits (4c + 4d)	$953	$2,490

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,279	6,326
7.	Earnings including interest on deposits (3 + 4e + 5)		2,693	7,409
8.	Fixed charges excluding interest on deposits (4c)		539	1,407
9.	Fixed charges including interest on deposits (4e)		953	2,490

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		4.23	4.50
11.	Including interest on deposits (line 7/line 9)		2.83	2.98

40	U.S. Bancorp

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
Dated: November 9, 2005

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
Dated: November 9, 2005

42	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Grundhofer	/s/ David M. Moffett

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer
Dated: November 9, 2005

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