Form 10-K
period 2005-12-31
US BANCORP \DE\
filed 2006-03-07
CIK 36104

FIVE STAR SERVICE: UP CLOSE
2005 Annual Report and Form 10-K

At U.S. Bancorp, we are committed to delivering the best service possible — in every way. In this Annual Report, we share with you just some of the ways in 2005 that we made improvements, expanded capabilities, developed new services and delivered on our Five Star Service Guarantee, now in its 10th year. Let us show you Five Star Service up close...
CORPORATE PROFILE:
U.S. Bancorp, with total assets of $209 billion at year-end 2005, is the 6th largest financial holding company in the United States. Our company operates 2,419 banking offices and 5,003 bank-branded ATMs, and provides a comprehensive line of banking, brokerage, insurance, investment, mortgage, trust and payment services products to consumers, businesses, government entities and institutions.
Headquartered in Minneapolis, U.S. Bancorp is the parent company of U.S. Bank. Major lines of business provided by U.S. Bancorp through U.S. Bank and other subsidiaries include Wholesale Banking; Payment Services; Private Client, Trust & Asset Management; and Consumer Banking. More information about these lines of business can be found throughout this report.
Visit U.S. Bancorp on the web at usbank.com.

Specialized Services/Offices
Commercial Banking
Consumer Banking
Corporate Banking
Payment Services
Private Client, Trust & Asset Management
Technology and Operations Services
Payment Processing Nationally and in Europe
Metropolitan and Community Banking
2,419 banking offices in 24 states
24-Hour Banking
ATMs: 5,003
Internet: usbank.com
Telephone: 800-USBANKS
U.S. BANCORP: AT A GLANCE

Ranking	6th largest U.S. financial holding company
Asset size	$209 billion
Deposits	$125 billion
Loans	$138 billion
Earnings per share (diluted)	$2.42
Return on average assets	2.21%
Return on average equity	22.5%
Efficiency ratio	44.3%
Tangible efficiency ratio	40.8%
Customers	13.4 million
Primary banking region	24 states
Bank branches	2,419
ATMs	5,003
NYSE symbol	USB
At year-end 2005
C O N T E N T S :

Selected Financial Highlights	2

Financial Summary	3

Letter to Shareholders	4

Five Star Service Up Close	6

F I N A N C I A L S :

Management’s Discussion and Analysis	18

Consolidated Financial Statements	62

Notes to Consolidated Financial Statements	66

Reports of Management and Independent Accountants	101

Five-Year Consolidated Financial Statements	104

Quarterly Consolidated Financial Data	106

Supplemental Financial Data	107

Annual Report on Form 10-K	110

CEO and CFO Certifications	121

Executive Officers	124

Directors	126

Corporate Information	inside back cover
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This report contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and many factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, and effects of critical accounting policies and judgments. These and other risks are described in detail on pages 112 to 116 of this report, which you should read carefully.
U.S. BANCORP  1

SELECTED FINANCIAL HIGHLIGHTS:

Net Income
(Dollars in Millions)
5,000
2,500
0
1,479
3,168
3,733
4,167
4,489
01
02
03
04
05

Diluted Earnings
Per Common Share
(In Dollars)
3.00
1.50
0
.76
1.65
1.93
2.18
2.42
01
02
03
04
05

Dividends Declared
Per Common Share
(In Dollars)
1.40
.70
0
.750
.780
.855
1.020
1.230
01
02
03
04
05

Return on
Average Assets
(In Percents)
2.4
1.2
0
.89
1.84
1.99
2.17
2.21
01
02
03
04
05

Return on
Average Equity
(In Percents)
24
12
0
9.0
18.3
19.2
21.4
22.5
01
02
03
04
05

Dividend Payout Ratio
(In Percents)
100
50
0
97.4
47.3
44.1
46.2
50.2
01
02
03
04
05

Net Interest Margin
(Taxable-Equivalent Basis)
(In Percents)
5.00
2.50
0
4.46
4.65
4.49
4.25
3.97
01
02
03
04
05

Efficiency Ratio (a)
(In Percents)
60
30
0
57.2
48.8
45.6
45.3
44.3
01
02
03
04
05

Tier 1 Capital
(In Percents)
10
5
0
7.8
8.0
9.1
8.6
8.2
01
02
03
04
05

Average Assets
(Dollars in Millions)
220,000
110,000
0
165,944
171,948
187,630
191,593
203,198
01
02
03
04
05

Average Shareholders'
Equity
(Dollars in Millions)
25,000
12,500
0
16,426
17,273
19,393
19,459
19,953
01
02
03
04
05

Total Risk-Based Capital
(In Percents)
15
7.5
0
11.9
12.4
13.6
13.1
12.5
01
02
03
04
05

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
2  U.S. BANCORP

FINANCIAL SUMMARY:

Year Ended December 31				2005	2004
(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	2003	v 2004	v 2003

Total net revenue (taxable-equivalent basis)	$13,133	$12,659	$12,530	3.7%	1.0%
Noninterest expense	5,863	5,785	5,597	1.3	3.4
Provision for credit losses	666	669	1,254
Income taxes and taxable-equivalent adjustments	2,115	2,038	1,969

Income from continuing operations	4,489	4,167	3,710	7.7	12.3
Discontinued operations (after-tax)	—	—	23

Net income	$4,489	$4,167	$3,733	7.7	11.6

Per Common Share
Earnings per share from continuing operations	$2.45	$2.21	$1.93	10.9%	14.5%
Diluted earnings per share from continuing operations	2.42	2.18	1.92	11.0	13.5
Earnings per share	2.45	2.21	1.94	10.9	13.9
Diluted earnings per share	2.42	2.18	1.93	11.0	13.0
Dividends declared per share	1.230	1.020	.855	20.6	19.3
Book value per share	11.07	10.52	10.01	5.2	5.1
Market value per share	29.89	31.32	29.78	(4.6)	5.2
Average common shares outstanding	1,831	1,887	1,924	(3.0)	(1.9)
Average diluted common shares outstanding	1,857	1,913	1,936	(2.9)	(1.2)

Financial Ratios
Return on average assets	2.21%	2.17%	1.99%
Return on average equity	22.5	21.4	19.2
Net interest margin (taxable-equivalent basis)	3.97	4.25	4.49
Efficiency ratio	44.3	45.3	45.6

Average Balances
Loans	$133,105	$122,141	$118,362	9.0%	3.2%
Investment securities	42,103	43,009	37,248	(2.1)	15.5
Earning assets	178,425	168,123	160,808	6.1	4.5
Assets	203,198	191,593	187,630	6.1	2.1
Deposits	121,001	116,222	116,553	4.1	(.3)
Total shareholders’ equity	19,953	19,459	19,393	2.5	.3

Period End Balances
Loans	$137,806	$126,315	$118,235	9.1%	6.8%
Allowance for credit losses	2,251	2,269	2,369	(.8)	(4.2)
Investment securities	39,768	41,481	43,334	(4.1)	(4.3)
Assets	209,465	195,104	189,471	7.4	3.0
Deposits	124,709	120,741	119,052	3.3	1.4
Shareholders’ equity	20,086	19,539	19,242	2.8	1.5
Regulatory capital ratios
Tangible common equity	5.9%	6.4%	6.5%
Tier 1 capital	8.2	8.6	9.1
Total risk-based capital	12.5	13.1	13.6
Leverage	7.6	7.9	8.0
U.S. BANCORP  3

LETTER TO SHAREHOLDERS:
OUR 2005 RESULTS WERE EXCELLENT ACROSS A WIDE RANGE OF KEY MEASURES. I am pleased that we were able to deliver on our promise to produce high-quality earnings and industry-leading returns. At the same time, we maintained superior credit quality and continued to make revenue-producing investments in this corporation.
Fellow Shareholders:
Industry-leading core earnings and consistent performance
We achieved record earnings of $4.5 billion in 2005. This represented $2.42 per diluted share, an 11 percent increase over our 2004 results. This is the fourth consecutive year that we have exceeded our long-term goal of 10 percent earnings per share growth. We also improved upon our industry-leading performance metrics and posted return on average assets of 2.21 percent and return on average equity of 22.5 percent for the year.
Our financial results reflect our ability to execute our strategies for success. These include our long-term targets for earnings per share growth of 10 percent and for return on equity of 20 percent, both of which we exceeded in 2005. Other corporate goals include reducing credit and earnings volatility of the company and continuing to invest for future growth. You will read below more details about our accomplishing these goals.
Finally, two overriding goals are to provide high-quality service to every customer and to target 80 percent return of earnings to our shareholders. In the pages to follow, you will see some excellent examples of ways we are changing and growing to enhance customer service. And in the graphs at the top of the next page, you can see that we continue our commitment to creating shareholder value.
Positive operating leverage and superior efficiency
Excluding securities gains and losses and the valuation of our mortgage servicing rights, we grew revenue faster than expense in 2005, thus creating positive operating leverage — a fundamental objective of this corporation. In this fiercely competitive and commodity-like banking industry, maintaining superior operating efficiency is critical. This management team is dedicated to maintaining superior operating efficiency, and the year 2005 was no exception, as we obtained a tangible efficiency ratio for the year of 40.8 percent.
Achieving our goal of lowering our credit risk profile
We are extremely proud of the improvements we have made in the company’s overall risk profile. Our net charge-offs were 51 basis points of average loans in 2005, a continued improvement compared with prior years. Nonperforming assets at December 31, 2005, were $644 million, a 14 percent decrease from the balance at December 31, 2004. The steps we have taken to reduce the company’s risk profile we believe will enable us to minimize the impact of future changes in the economy, keep our credit costs lower than our peers and thereby lower the volatility of operating results.
Continuing to invest in this company
We have continued to invest in our company. In particular, the acquisitions we have made in our fee-based businesses over the past few years have allowed us to achieve our earnings objectives while maintaining high returns, despite the pressure on the net interest margin, the challenges of the recent and current interest rate cycle and an incredibly competitive environment.
Our continued investments in fee based businesses, distribution channels and market expansion provide future growth opportunities for U.S. Bancorp. These investments have strengthened our presence and product offerings for the benefit of our entire customer base. We operate with an advantageous mix of businesses and have strong market positions in fee-based businesses, particularly merchant processing and corporate trust. We have strategically developed a number of diverse national business lines, which in addition to our powerhouse regional consumer and small business banking, have generated sustainable profitability.
4  U.S. BANCORP

Standard & Poors Rating Services raises ratings on U.S. Bancorp
In January 2006, Standard & Poor’s (S&P) Ratings Services announced that it has raised the ratings on U.S. Bancorp, including its counterparty credit ratings, to AA-/A-1+ from A+/A-1.
S&P also raised its long-term counterparty credit ratings on U.S. Bancorp’s subsidiaries, U.S. Bank National Association and U.S. Bank National Association ND, to AA from AA-. This AA rating is currently the highest rating given by S&P to any domestic bank.
We are pleased that our performance and outlook allowed the rating agencies to make those ratings increases.
Managing this company in a way to make you proud of your investment
U.S. Bancorp was ranked as the second most respected banking company in the United States and the 50th most respected company in the world, according to a survey of institutional investors published in the September 12, 2005 edition of Barron’s. The survey ranked the world’s 100 largest companies by market capitalization. Six U.S. banking corporations made the list, with U.S. Bancorp one of only two to make the top 50 ranking.
The publication noted that respondents to the survey overwhelmingly cited strong management and business strategy as the two most important criteria for ranking corporations on the list. Other criteria included competitive edge, consistent sales and profit growth, ethical business practices and product innovation.
Creating shareholder value is always our priority
In December 2005, U.S. Bancorp announced a 10 percent increase in the dividend rate on U.S. Bancorp common stock to $1.32 on an annualized basis, or $0.33 on a quarterly basis. The quarterly common stock dividend of $0.33 per common share was payable on January 16, 2006 to shareholders of record at the close of business on December 30, 2005.
That dividend action represents 34 consecutive years of increasing our dividend. Since 1993, our dividend has shown a compound annual growth rate of 19.6 percent. Our dividend program is an important part of our shareholders’ total return on their investment in U.S. Bancorp. U.S. Bancorp, since 1863 through its predecessor companies, has paid a dividend for 143 consecutive years.
In late 2003, our company made a commitment to return 80 percent of earnings to our shareholders in the form of dividends and share buybacks. In 2005, we returned 90 percent of earnings to our shareholders, and since we originally made that commitment, we have returned 98 percent of our earnings to shareholders. We expect to continue to return 80 plus percent in 2006.
As always, we want you to remember that we manage this corporation to increase the value of your investment in U.S. Bancorp. It’s the reason we come to work each day.
Jerry A. Grundhofer
Chairman and Chief Executive Officer
U.S. Bancorp
March 7, 2006
U.S. BANCORP  5

WHOLESALE BANKING:
New one-stop treasury management
product enhances efficiency
OUR BUSINESS CUSTOMERS TOLD US WHAT’S MOST IMPORTANT TO THEM when it comes to treasury management — the highest levels of convenience, flexibility, control and speed. We listened and responded, investing significant resources and technology into an exciting new product called U.S. Bank SinglePoint.®
Combining powerful monitoring, payment, image access and administrative features, SinglePoint is a complete suite of treasury management services delivered through one integrated website. U.S. Bank treasury management customers now have a simplified, single point of access — one online portal — to the data and tools they need.
With SinglePoint, treasury management customers can conveniently monitor account activity — from broad trends to single transactions — for better insight into cash flow. Enhanced access to check images enables tighter control over finances and improves fraud prevention, while extensive audit reporting tracks user access to help keep data and accounts secure. Plus, by providing a central hub for all electronic payment activities, SinglePoint increases money transfer efficiency. We’re helping our customers get to the point of all their treasury management needs — with U.S. Bank SinglePoint.
KEY BUSINESS UNITS:
Middle Market Commercial Banking
Commercial Real Estate
National Corporate Banking
Correspondent Banking
Dealer Commercial Services
Community Banking
Equipment Leasing
Foreign Exchange
Government Banking
International Banking
Specialized Industries
Specialty Lending
Treasury Management
6  U.S. BANCORP

U.S. Bank provides our wholesale banking customers with the expert knowledge, flexible products and comprehensive service they need to execute their financial strategies.
Large corporations, middle market businesses, financial institutions, private sector customers and government entities drive growth in our economy, and we proudly serve as their financial partner. We’re continually improving our lending, depository, treasury management and other financial offerings to exceed our wholesale banking customers’ service expectations.
Above: In 2005, U.S. Bank launched SinglePoint, which was created from the perspective of our wholesale banking customer.
Left: We worked closely with treasurers, cash managers, controllers and other users through interviews and test-runs to identify the features and functionality most important to them, and then incorporated that feedback into the SinglePoint design.
U.S. BANCORP  7

PAYMENT SERVICES:
Merchant processing expands
global footprint
ONE OF OUR BEST OPPORTUNITIES FOR REVENUE GROWTH is to leverage our position in payments. Electronic payment products have become more widely accepted worldwide and represent the potential to drive significant revenue growth. The acquisition of payments businesses and portfolios has been a strategic focus of U.S. Bancorp, as they add capability, increase scale and give our company an advantaged position in high-value, high-growth businesses. U.S. Bank’s growth in payments acquisitions led the industry in 2005, far outnumbering those of our peer banks. Among our major transactions was the acquisition of Citibank Card Acceptance in Europe.
NOVA Information Systems, Inc., a wholly owned subsidiary of U.S. Bancorp, is a leader in the payment processing industry. Combined, NOVA and its affiliates euroConex and Elan provide global merchant processing services to more than 800,000 customers in the U.S., Canada and Europe. In 2005, NOVA processed more than one billion transactions worldwide.
U.S. Bank successfully combines information technology, business management and customer service in payment services, as well as throughout all of our lines of business. In November 2005, U.S. Bank won CIO magazine’s 14th Annual CIO Enterprise Value Award in the banking and brokerage category. U.S. Bank won for Access Online, an electronic program management tool used by major corporations and government agencies, and created by U.S. Bank Corporate Payment Systems.
KEY BUSINESS UNITS:
Corporate Payment Systems
Merchant Payment Services
NOVA Information Systems, Inc.
Card Services: Debit, Credit,
Specialty Cards and Gift Cards
Transactions Services:
ATM Driving and Servicing
8  U.S. BANCORP

Recent acquisitions have expanded our merchant processing globally. At year-end 2005, euroConex acquired Citibank Card Acceptance, a part of Citigroup, Inc., and added 100,000 new merchant locations in more than 30 countries, including Ireland, the U.K., Spain, France, Belgium, Italy, Germany, Poland, Austria, the Netherlands, Norway and Sweden, raising the company’s total pan-European portfolio to more than 200,000 merchant locations.
Left: U.S. Bancorp is providing bank partners and merchants across Europe with a greater array of payment processing services, including cross-border acquiring, multi-currency processing and dynamic currency conversion solutions.
Below: The transaction doubled our merchant count in Europe and is an investment in a business with great growth potential.

PRIVATE CLIENT, TRUST AND ASSET MANAGEMENT:
Corporate trust and institutional
custody growth solidifies our leadership
U.S. BANK IS A RECOGNIZED NATIONAL LEADER IN THE CORPORATE TRUST AND INSTITUTIONAL CUSTODY BUSINESSES — the largest trustee in the area of tax-exempt debt, the second largest in the area of asset-backed and mortgage-backed securities, the third largest in new corporate bond issuances, and the ninth-largest institutional custody provider.
U.S. Bank recently solidified this top tier position with the acquisition of a major corporate trust and institutional custody portfolio. As a result of the transaction, which closed on December 30, 2005, U.S. Bank Corporate Trust Services acquired approximately 14,100 new client issuances and $410 billion in assets under administration, and U.S. Bank Institutional Trust & Custody acquired approximately 1,700 new clients and $570 billion in assets under administration.
This transaction strongly complements our existing corporate trust and institutional custody businesses, making us more competitive by increasing our scale and leveraging our existing capabilities and operational platforms. In addition to serving the specialized needs of our corporate trust and institutional custody customers, U.S. Bancorp continues to enhance our top-notch service delivery to affluent individuals and families, professional service corporations and nonprofit organizations through The Private Client Group. Acting as a bank within a bank, The Private Client Group works to build, manage and preserve our customers’ wealth by providing expert planning, programs and advice.
KEY BUSINESS UNITS:
The Private Client Group
Corporate Trust Services
Institutional Trust & Custody
U.S. Bancorp Asset Management, Inc.
U.S. Bancorp Fund Services, LLC
10  U.S. BANCORP

Our recent acquisition of a major corporate trust and institutional custody portfolio reflects our acquisition strategy to grow revenue and create businesses capable of competing with anyone. This addition expanded our presence primarily in the mid-Atlantic and southeastern states.
Above: From Wall Street to the West Coast, U.S. Bank delivers full value to our customers and prospects. Shown here is (center) U.S. Bank corporate trust customer Christopher Schoen, Managing Director in Mortgage Finance at Credit Suisse, with Edward Kachinski, Senior Vice President, Business Development, and Barbara Nastro, Vice President, Business Development, of our New York City corporate trust office.
Left: U.S. Bank customers benefit from the significant scale of our national resources, which are delivered by local relationship managers who have a highly sophisticated understanding of area market needs.
U.S. BANCORP  11

CONSUMER BANKING:
Small Business Service Center
streamlines service delivery
WE LISTEN TO OUR CUSTOMERS. When our small business banking customers said they wanted a one-stop resource for all their special banking needs and questions, we immediately began the development of our Small Business Service Center. We created a model that tackled such issues as staffing with a team of experts, ensuring the highest level of product knowledge, taking full ownership of issues, and one-and-done problem resolution, among others.
The system is designed to make banking smooth and effortless for these valuable customers. Diverse customer service groups within the bank that may previously have worked separately now are pulled together and collaborate through the Service Center. Communication with customers has increased, and customer satisfaction scores in the pilot markets have improved significantly.
Based on the success of our Denver pilot program, the Small Business Service Center program has been expanded throughout Colorado and into the St. Louis marketplace. Expansion into additional markets is planned for 2006 to ensure that we are delivering Five Star Service to all of our small business banking customers.

KEY BUSINESS UNITS:

24-Hour Banking & Financial Sales

Business Equipment Finance

Community Banking

Community Development

Consumer Lending

Home Mortgage

In-store and Corporate On-site Banking

Investments and Insurance

Metropolitan Branch Banking

Small Business Banking

SBA Division

Workplace and Student Banking
12  U.S. BANCORP

U.S. Bank is proud to be a leader in small business banking across our primary 24-state footprint. Small businesses are crucial to our nation's economy — and to the very existence of cities and towns across our country. Nearly 90% of the country's 5.6 million employers have fewer than 20 workers. And these small businesses create 75% of new jobs. Banks are the single most important source of financing for most small businesses, and we take that responsibility seriously. U.S. Bank provides a wide range of financial products and services to meet the unique needs of small business owners, including deposit and investment accounts; credit in the form of loans, lines, leases, cards and SBA lending; cash management and insurance products.

Above: U.S. Bank Small Business customer, Tina Stoeberl, owner of College Hill Coffee Co. and Casual Gourmet in Cincinnati, greets a customer at her inviting new coffee shop.

Left: Lori Hamilton, operations manager of the U.S. Bank Small Business Service Center in Colorado.

U.S. BANCORP 13

U.S. BANCORP  13

CONSUMER BANKING:
On-site banking promotes
powerful financial partnerships
AS A RECOGNIZED INDUSTRY LEADER IN ON - SITE BANKING, U.S. Bank offers full-service branches inside corporate headquarters, healthcare facilities, university campuses, retirement centers, airport malls and other specialized locations. Our on-site banking branches set the standard for convenient and accessible service, bringing comprehensive banking options directly to our customers. Every U.S. Bank on-site branch location is specifically tailored to meet the unique financial needs of the customers located at the site — through dedicated management and support services, flexible marketing and merchandising, customized sales efforts and specialized training.
The partnership doesn’t stop there. In addition to meeting the needs of our customers by bringing a full range of banking options right to them, we’re providing our corporate customers with a valuable, exclusive benefit they can offer their employees and patrons — a convenient U.S. Bank on-site branch office.
U.S. Bank continues to invest in our highly successful in-store banking business — which delivers all the access of traditional branches to our customers inside grocery and convenience stores — through expansion in fast-growing markets, making ours the third largest in-store network in the industry. With a full range of banking options, extended hours and convenient locations, U.S. Bank is committed to powerful on-site and in-store banking partnerships.

KEY BUSINESS UNITS:

24-Hour Banking & Financial Sales

Business Equipment Finance

Community Banking

Community Development

Consumer Lending

Home Mortgage

In-store and Corporate On-site Banking

Investments and Insurance

Metropolitan Branch Banking

Small Business Banking

SBA Division

Workplace and Student Banking
14  U.S. BANCORP

The potential for growth in on-site banking is tremendous. U.S. Bank currently operates 55 on-site branches, leading the industry with our commitment to bring comprehensive banking services to locations where customers need them most. Our expertise in this arena and proven track record of successful partnerships enhances our ability to attract new corporate customers and positions U.S. Bank to leverage our existing corporate relationships.

Left: U.S. Bank on-site customers save time by banking at work, save money with special on-site offers, and enjoy free consultations and financial seminars.

Below: Our on-site branch located at the Minneapolis corporate headquarters of Best Buy, North America's number-one specialty retailer of consumer electronics, personal computers, entertainment software and appliances.

usbank
Five Star Service Guaranteed
More Line. More Fun.
usbank

U.S. BANCORP 15

U.S. BANCORP  15

COMMUNITY DEVELOPMENT:
U.S. Bancorp invests in our communities through active leadership, employee volunteerism, and financial support. By helping to build strong, vibrant communities, we’re building a healthy marketplace for our company and fostering neighborhoods where businesses succeed and people want to live and work. We do this by investing in affordable housing, economic opportunity, education, arts and culture, and community service initiatives. By devoting time, talent and money to projects, programs and organizations focused on invigorating our communities, we provide residents and businesses with access to opportunities that will enable them to thrive and prosper.

Through the U.S. Bancorp Foundation, we provide cash contributions to nonprofit organizations in support of affordable housing, economic opportunities, education and artistic and cultural enrichment. In 2005, total charitable contributions from the U.S. Bancorp Foundation exceeded $21 million.

U.S. Bancorp provides superior, competitive products to every customer we serve. In addition, we help customers and businesses overcome challenging financial situations through customized financial solutions. U.S. Bancorp provides loans and investments to help build, rehabilitate and finance affordable housing units throughout our corporate footprint.
U.S. Bancorp also helps communities foster economic growth and revitalization by providing loans, grants and investments to small businesses and other entities in support of projects and organizations designed to create jobs and rehabilitate communities.
Through volunteer efforts, U.S. Bancorp employees are providing their expertise, time and talents to help improve our communities. The U.S. Bank Development Network, comprised of 50 geographically based chapters, provides a forum where our employees engage in community service activities, mentoring opportunities, charitable fundraising drives and more. In 2005, U.S. Bancorp recognized 250 of our most exceptional employee volunteers through the U.S. Bank Five Star Volunteer Award program. In addition to recognition as outstanding volunteers, winners were honored through a $1,000 contribution to their volunteer organizations.

U.S. Bank connects our communities with opportunities. Recently, U.S. Bank provided community development loans totaling almost $5.6 million for the construction and permanent financing of Seniors on Broadway. This new 42-unit affordable housing and retail development is located adjacent to the Chula Vista Learning Community Charter School in San Diego County. The program helps create a valuable link between seniors and elementary school students through literacy, technology, art, after-school programs and other inter-generational activities. All units in the complex are affordable to seniors with incomes below 50% of the area median income. Our nonprofit partner is MAAC Project, a multi-purpose social service agency with a successful 40-year history of serving various communities throughout San Diego County.
16  U.S. BANCORP

FINANCIAL REVIEW 2005:
We focus on service, financial
strength, shareholder value
We are proud of the strides we have made in improving customer service —through expansion, added capabilities, new products and services, more offices in more convenient locations — and in delivering the very best we have to offer to every customer, every time. We are pleased that we can show you in this report our Five Star Service up close through five examples of our initiatives.
Our investments in expansion of markets, products, delivery systems and locations influence our financial results greatly. We invite you to read about management’s discussion and analysis of our financial results in the following pages.
F I N A N C I A L S :

Management’s Discussion and Analysis	18

Consolidated Financial Statements	62

Notes to Consolidated Financial Statements	66

Reports of Management and Independent Accountants	101

Five-Year Consolidated Financial Statements	104

Quarterly Consolidated Financial Data	106

Supplemental Financial Data	107

Annual Report on Form 10-K	110

CEO and CFO Certifications	121

Executive Officers	124

Directors	126

Corporate Information	inside back cover
U.S. BANCORP  17

Management’s Discussion and Analysis
OVERVIEW
In 2005, U.S. Bancorp and its subsidiaries (the “Company”) continued to demonstrate its financial strength and shareholder focus. The Company achieved record earnings in 2005 and grew earnings per share, on a diluted basis, by 11.0 percent despite industry challenges related to rising interest rates. This represents the fourth consecutive year that earnings growth has exceeded the Company’s long-term goal of achieving 10 percent earnings per share growth. The Company continues to meet this goal through its focus on organic growth, investing in business initiatives that strengthen our presence and product offerings for customers, and acquiring fee-based businesses with operating scale. As a result of this focus, the Company’s fee-based revenue grew 9.4 percent over 2004 with growth in most product categories. Fee income growth was led by growth in deposit service charges and revenues generated by payment processing businesses. In addition, average loans outstanding rose 9.0 percent year-over-year despite very competitive credit pricing. In 2006, the Company will continue to focus on revenue growth driven by disciplined strategic business initiatives, customer service and an emphasis on payment processing, fiduciary and trust businesses, retail banking and commercial lending. The Company’s performance was also driven by continued improvement in the credit quality of the Company’s loan portfolios. During the year, nonperforming assets declined 13.9 percent from a year ago and total net charge-offs decreased to .51 percent of average loans outstanding in 2005, compared with .63 percent in 2004. In 2006, the Company will continue to focus on credit quality and minimizing volatility of credit-related losses. Finally, effectively managing costs is always a goal for the Company and an important factor of financial performance. During 2005, the Company’s efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) improved to 44.3 percent, compared with 45.3 percent in 2004, and the Company continues to be an industry leader in this category.
     The Company’s strong performance is also reflected in its capital levels and the favorable credit ratings assigned by various credit rating agencies. Equity capital of the Company continued to be strong at 5.9 percent of tangible common assets at December 31, 2005, compared with 6.4 percent at December 31, 2004. In 2005, credit ratings for the Company were upgraded by Moody’s Investors Service. On January 27, 2006, Standard & Poor’s Rating Services upgraded the Company’s credit ratings to AA-/A-1+. Standard & Poor’s also upgraded the Company’s primary banking subsidiaries to an AA long-term debt rating. Credit ratings assigned by various credit rating agencies reflect the rating agencies’ recognition of the Company’s sector-leading earnings performance and lower credit risk profile.
     In concert with achieving stated financial objectives, the Company exceeded its objective to return at least 80 percent of earnings to shareholders in the form of dividends and share repurchases by returning 90 percent of 2005 earnings to shareholders. In December 2005, the Company further increased its cash dividend, resulting in a 10 percent increase from the dividend rate in the fourth quarter of 2004. Throughout 2005, the Company continued to repurchase shares under its share repurchase program. The Company continues to affirm its goal of returning at least 80 percent of earnings to shareholders. During 2006, the Company will also continue its focus on its financial objectives of strong earnings growth, creating operating leverage and a strong credit risk profile, as well as its five-star customer service to further strengthen customer loyalty.
Earnings Summary The Company reported net income of $4.5 billion in 2005, or $2.42 per diluted share, compared with $4.2 billion, or $2.18 per diluted share, in 2004. Return on average assets and return on average equity were 2.21 percent and 22.5 percent, respectively, in 2005, compared with returns of 2.17 percent and 21.4 percent, respectively, in 2004.
     Total net revenue, on a taxable-equivalent basis for 2005, was $474 million (3.7 percent) higher than 2004 despite the adverse impact of rising interest rates on product margins generally experienced by the banking industry. The increase in net revenue was comprised of a 9.5 percent increase in noninterest income and a .7 percent decline in net interest income. The increase in noninterest income was driven by 9.4 percent growth in fee-based revenue across the majority of fee categories and expansion in payment processing businesses from a year ago. The decline in net interest income reflected growth in average earning assets, more than offset by lower net interest margins. In 2005, average earning assets increased $10.3 billion (6.1 percent), compared with 2004, primarily due to growth in residential mortgages, commercial loans and retail loans. The net interest margin in 2005 was 3.97 percent, compared with 4.25 percent in 2004. The year-over-year decline in net interest margin reflected narrower credit spreads due to the competitive lending environment, the mix of growth in lower-spread fixed-rate credit products and the impact of changes in the yield curve from a year ago. The net interest margin also declined due to share repurchases during the year, funding incremental growth with higher cost
18  U.S. BANCORP

wholesale funding, and asset/liability decisions given rising shorter-term interest rates. Slightly higher loan fees and the increasing margin benefit of deposits and net free funds partially offset the impact of these factors during the year.
     Total noninterest expense in 2005 increased $78 million (1.3 percent), compared with 2004. Noninterest expense reflected incremental costs related to expanding the payment processing businesses, investments in in-store branches (branches located within grocery stores) and service-related business initiatives, expenses related to investments in affordable housing or other similar tax-advantaged development projects and higher medical and pension costs from a year ago. These incremental expenses were partially offset by a favorable change in impairment charges related to the mortgage servicing rights (“MSRs”) portfolio of $110 million due to changing longer-term interest rates and a $101 million reduction in debt prepayment charges, compared with 2004. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 44.3 percent in 2005, compared with 45.3 percent in 2004. The improvement in the efficiency ratio reflected these

Table 1	SELECTED FINANCIAL DATA

Year Ended December 31
(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	2003	2002	2001

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$7,088	$7,140	$7,217	$6,847	$6,405
Noninterest income	6,151	5,624	5,068	4,911	4,340
Securities gains (losses), net	(106)	(105)	245	300	329

Total net revenue	13,133	12,659	12,530	12,058	11,074
Noninterest expense	5,863	5,785	5,597	5,740	6,149
Provision for credit losses	666	669	1,254	1,349	2,529

Income from continuing operations before taxes	6,604	6,205	5,679	4,969	2,396
Taxable-equivalent adjustment	33	29	28	33	54
Applicable income taxes	2,082	2,009	1,941	1,708	818

Income from continuing operations	4,489	4,167	3,710	3,228	1,524
Discontinued operations (after-tax)	—	—	23	(23)	(45)
Cumulative effect of accounting change (after-tax)	—	—	—	(37)	—

Net income	$4,489	$4,167	$3,733	$3,168	$1,479

Per Common Share
Earnings per share from continuing operations	$2.45	$2.21	$1.93	$1.68	$.79
Diluted earnings per share from continuing operations	2.42	2.18	1.92	1.68	.79
Earnings per share	2.45	2.21	1.94	1.65	.77
Diluted earnings per share	2.42	2.18	1.93	1.65	.76
Dividends declared per share	1.230	1.020	.855	.780	.750
Book value per share	11.07	10.52	10.01	9.62	8.58
Market value per share	29.89	31.32	29.78	21.22	20.93
Average common shares outstanding	1,831	1,887	1,924	1,916	1,928
Average diluted common shares outstanding	1,857	1,913	1,936	1,925	1,940

Financial Ratios
Return on average assets	2.21%	2.17%	1.99%	1.84%	.89%
Return on average equity	22.5	21.4	19.2	18.3	9.0
Net interest margin (taxable-equivalent basis)	3.97	4.25	4.49	4.65	4.46
Efficiency ratio (b)	44.3	45.3	45.6	48.8	57.2

Average Balances
Loans	$133,105	$122,141	$118,362	$114,453	$118,177
Loans held for sale	1,795	1,608	3,616	2,644	1,911
Investment securities	42,103	43,009	37,248	28,829	21,916
Earning assets	178,425	168,123	160,808	147,410	143,501
Assets	203,198	191,593	187,630	171,948	165,944
Noninterest-bearing deposits	29,229	29,816	31,715	28,715	25,109
Deposits	121,001	116,222	116,553	105,124	104,956
Short-term borrowings	19,382	14,534	10,503	10,116	11,679
Long-term debt	36,141	35,115	33,663	32,172	26,088
Shareholders’ equity	19,953	19,459	19,393	17,273	16,426

Period End Balances
Loans	$137,806	$126,315	$118,235	$116,251	$114,405
Allowance for credit losses	2,251	2,269	2,369	2,422	2,457
Investment securities	39,768	41,481	43,334	28,488	26,608
Assets	209,465	195,104	189,471	180,027	171,390
Deposits	124,709	120,741	119,052	115,534	105,219
Long-term debt	37,069	34,739	33,816	31,582	28,542
Shareholders’ equity	20,086	19,539	19,242	18,436	16,745
Regulatory capital ratios
Tangible common equity	5.9%	6.4%	6.5%	5.7%	5.9%
Tier 1 capital	8.2	8.6	9.1	8.0	7.8
Total risk-based capital	12.5	13.1	13.6	12.4	11.9
Leverage	7.6	7.9	8.0	7.7	7.9

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. BANCORP  19

changes and the Company’s ability to generate operating leverage within its businesses.
     The provision for credit losses was $666 million for 2005, a decrease of $3 million (.4 percent) from 2004 due to improving credit quality reflected in lower levels of nonperforming loans, somewhat offset by the effects of a $56 million provision recorded in 2005 for charge-offs related to new bankruptcy legislation that became effective in October, 2005.

Significant Acquisitions

     On December 30, 2005, the Company acquired the corporate trust and institutional custody businesses of Wachovia Corporation in a cash transaction valued at $720 million initially with an additional $80 million payable in one year based on business retention levels. As a result of this transaction, the Company acquired approximately 14,100 new Corporate Trust client issuances with $410 billion in assets under administration and approximately 1,700 new Institutional Trust and Custody clients with $570 billion in assets under administration. The transaction represented total assets acquired of $730 million and liabilities assumed of $10 million at the closing date. Included in total assets were contract and other intangibles with an estimated fair value of $227 million and goodwill of $500 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust and institutional custody businesses and economies of scale resulting from the transaction.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations and discontinued operations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $7.1 billion in 2005, $7.1 billion in 2004 and $7.2 billion in 2003. Net interest income declined $52 million in 2005, reflecting growth in average earning assets, more than offset by lower net interest margins. Average earning assets were $178.4 billion for 2005, compared with $168.1 billion and $160.8 billion for 2004 and 2003, respectively. The $10.3 billion (6.1 percent) increase in average earning assets for 2005, compared with 2004, was primarily driven by increases in residential mortgages, commercial loans and retail loans. The net interest margin in 2005 was 3.97 percent, compared with 4.25 percent and 4.49 percent in 2004 and 2003, respectively. The 28 basis point decline in the 2005 net interest margin, compared with 2004, reflected the current competitive lending environment, asset/ liability management decisions and the impact of changes in the yield curve from a year ago. Compared with 2004, credit spreads have tightened by approximately 19 basis points in 2005 across most lending products due to competitive pricing and a change in mix due to growth in lower-spread, fixed-rate credit products. The net interest margin also declined due to the impact of share repurchases, funding incremental growth of earning assets with higher cost wholesale funding, and asset/ liability management decisions designed to minimize the Company’s rate sensitivity position, including issuing longer-term fixed-rate debt and a reduction in the Company’s net receive-fixed interest rate swap position of 18.3 percent since December 31, 2004.

Table 2	ANALYSIS OF NET INTEREST INCOME

				2005	2004
(Dollars in Millions)	2005	2004	2003	v 2004	v 2003

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$10,584	$9,215	$9,286	$1,369	$(71)
Expense on interest-bearing liabilities	3,496	2,075	2,069	1,421	6

Net interest income (taxable-equivalent basis)	$7,088	$7,140	$7,217	$(52)	$(77)

Net interest income, as reported	$7,055	$7,111	$7,189	$(56)	$(78)

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.93%	5.48%	5.77%	.45%	(.29)%
Rate paid on interest-bearing liabilities	2.37	1.53	1.60	.84	(.07)

Gross interest margin (taxable-equivalent basis)	3.56%	3.95%	4.17%	(.39)%	(.22)%

Net interest margin (taxable-equivalent basis)	3.97%	4.25%	4.49%	(.28)%	(.24)%

Average balances
Investment securities	$42,103	$43,009	$37,248	$(906)	$5,761
Loans	133,105	122,141	118,362	10,964	3,779
Earning assets	178,425	168,123	160,808	10,302	7,315
Interest-bearing liabilities	147,295	136,055	129,004	11,240	7,051
Net free funds (b)	31,130	32,068	31,804	(938)	264

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a federal tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

20  U.S. BANCORP

Slightly higher loan fees and the increasing margin benefit of deposits and net free funds partially offset these factors.
     Average loans in 2005 were higher by $11.0 billion (9.0 percent), compared with 2004, driven by growth in residential mortgages, commercial loans and retail loans of $3.7 billion (25.9 percent), $3.3 billion (8.4 percent) and $3.3 billion (7.9 percent), respectively. The significant growth in residential mortgages was, in part, due to an asset/liability management decision to retain adjustable-rate mortgage production over the last several quarters. Total average commercial real estate loans increased only 2.6 percent, relative to 2004, principally due to higher refinancing activities during the past two years given the interest rate environment.
     Average investment securities were $906 million (2.1 percent) lower in 2005, compared with 2004. The Company utilizes the investment portfolio as part of its liquidity and asset/liability management practices to minimize structural interest rate and market valuation risks associated with changing interest rates. The reduction in average investment securities in 2005 principally reflected maturities and prepayments utilized to fund earning asset growth. It also reflected the net impact of repositioning the investment portfolio as part of asset/liability risk management decisions to acquire primarily variable-rate securities to minimize the Company’s rate sensitivity position given the changing rate environment and mix of loan growth. During 2005, the Company received proceeds from prepayments and maturities of securities of $10.3 billion. In response to structural interest rate risk due to changing interest rates and the mix of loan growth, the Company also made decisions to sell $4.3 billion of securities, classified as available-for-sale, recognizing net securities losses of $106 million. In 2005, approximately $13.2 billion was reinvested in principally adjustable-rate securities, giving consideration to the Company’s asset/liability position. At December 31, 2005, the Company’s investment portfolio consisted of approximately 41 percent variable-rate securities. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits in 2005 were lower by $587 million (2.0 percent), compared with 2004. The year-over-year change in the average balances of noninterest-bearing deposits was impacted by product changes in the Consumer Banking business line. In late 2004, the Company migrated approximately $1.3 billion of noninterest-bearing deposit balances to interest checking accounts as an enhancement to its Silver Elite Checking product. Average branch-based noninterest-bearing deposits in 2005, excluding the migration of certain high-value customers to Silver Elite Checking, were higher by approximately $210 million (1.8 percent), over 2004. Average noninterest-bearing deposits in other areas, including commercial banking and Private Client, Trust and Asset Management, also increased year-over-year. These favorable variances were offset somewhat by expected declines in average noninterest-bearing deposits in corporate banking as these customers utilized their excess liquidity to fund their operations.
     Average total savings products declined $1.7 billion (2.9 percent) year-over-year, compared with 2004, due to reductions in average money market savings account balances and savings accounts, partially offset by higher interest checking balances. During 2005, average branch-based interest checking deposits increased by $2.2 billion (14.7 percent) due to strong new account growth of 9.0 percent, as well as the $1.3 billion migration of the Silver Elite Checking product. This positive variance in branch-based interest checking account deposits was partially offset by reductions in other business units. Average money market savings account balances declined year-over-year by $3.5 billion (10.8 percent), with declines in both the branches and other business lines. The decline was primarily the result of deposit pricing by the Company for money market products in relation to other fixed-rate deposit products offered. A portion of the money market balances have migrated to time deposits greater than $100,000 as rates increased on the time deposit products. Average time deposits greater than $100,000 grew $7.0 billion (51.0 percent) in 2005, compared with 2004, most notably in corporate banking, as customers migrated balances to higher rate deposits.
     The decline in net interest income in 2004, compared with 2003, reflected modest growth in average earning assets, more than offset by lower net interest margins. Also contributing to the year-over-year decline was a $38 million reduction in loan fees, the result of fewer loan prepayments in a rising rate environment. The $7.3 billion (4.5 percent) increase in average earning assets for 2004, compared with 2003, was primarily driven by increases in residential mortgages, retail loans and investment securities, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The decline in average commercial loans reflected soft loan demand in 2003 and through the third quarter of 2004. The 24 basis point decline in 2004 net interest margin, compared with 2003, primarily reflected the competitive credit pricing environment, a preference to acquire adjustable-rate securities which have lower yields and a decline in prepayment fees. The net interest margin was also impacted by a modest increase in the percent of total earning assets funded by wholesale sources of funding and higher interest rates paid on wholesale funding due to the impact of rising rates. In addition, the net interest margin declined year-over-year as a

U.S. BANCORP  21

result of consolidating high credit quality, low margin loans from a commercial loan conduit previously maintained by the Company onto the Company’s balance sheet beginning in the third quarter of 2003.
     Average loans in 2004 were $3.8 billion (3.2 percent) higher than in 2003, reflecting growth in residential mortgages, retail loans and commercial real estate loans of $2.6 billion (22.5 percent), $3.0 billion (7.9 percent) and $.1 billion (.5 percent), respectively. Growth in these categories was offset somewhat by an overall decline in average commercial loans of $2.0 billion (4.8 percent).
Average investment securities were $5.8 billion (15.5 percent) higher in 2004, compared with 2003, reflecting the reinvestment of proceeds from declining average commercial loan balances and loans held for sale. Average noninterest-bearing deposits in 2004 were lower by $1.9 billion (6.0 percent), compared with 2003. While average branch-based noninterest-bearing deposits increased by 2.7 percent from 2003, mortgage-related escrow balances and business-related noninterest-bearing deposits, including corporate banking, mortgage banking and government deposits, declined. Average interest-bearing deposits were higher by $1.6 billion (1.8 percent), compared with 2003. The year-over-year increase in average interest-bearing deposits included increases in average savings products deposits of $2.6 billion (4.6 percent) and time deposits greater than $100,000 of $1.4 billion (11.0 percent), partially offset by a decrease in time certificates of deposit less than $100,000 of $2.4 billion (15.6 percent). The decrease in time certificates of deposit less than $100,000 was primarily due to pricing decisions by management in connection with the Company’s overall funding and risk management activities. Average net free funds increased $.3 billion in 2004, compared with 2003, including a decrease in average noninterest-bearing deposits, other liabilities and other assets of $1.9 billion (6.0 percent), $1.3 billion (16.7 percent) and $3.1 billion (10.5 percent), respectively. The decrease in other assets and liabilities principally reflected the impact of the spin-off of Piper Jaffray Companies.

Provision for Credit Losses The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of Allowance for Credit Losses” section. The provision for credit losses was $666 million in 2005, compared with $669 million and $1,254 million in 2004 and 2003, respectively.

     The decrease in the provision for credit losses of $3 million (.4 percent) in 2005 reflected improving levels of nonperforming loans resulting in lower total net charge-offs

Table 3	NET INTEREST INCOME — CHANGES DUE TO RATE AND VOLUME (a)

	2005 v 2004			2004 v 2003

(Dollars in Millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Increase (decrease) in
Interest income
Investment securities	$(39)	$165	$126	$263	$(124)	$139
Loans held for sale	11	4	15	(112)	1	(111)
Commercial loans	185	103	288	(111)	9	(102)
Commercial real estate	39	222	261	7	(49)	(42)
Residential mortgages	211	(22)	189	160	(61)	99
Retail loans	207	273	480	210	(264)	(54)

Total loans	642	576	1,218	266	(365)	(99)
Other earning assets	4	6	10	(14)	14	—

Total	618	751	1,369	403	(474)	(71)
Interest expense
Interest checking	6	58	64	8	(21)	(13)
Money market accounts	(25)	148	123	5	(88)	(83)
Savings accounts	—	—	—	1	(7)	(6)
Time certificates of deposit less than $100,000	3	45	48	(70)	(40)	(110)
Time deposits greater than $100,000	123	297	420	25	(6)	19

Total interest-bearing deposits	107	548	655	(31)	(162)	(193)
Short-term borrowings	88	339	427	64	32	96
Long-term debt	27	312	339	35	68	103

Total	222	1,199	1,421	68	(62)	6

Increase (decrease) in net interest income	$396	$(448)	$(52)	$335	$(412)	$(77)

(a)	This table shows the components of the change in net interest income by volume and rate on a taxable-equivalent basis utilizing a tax rate of 35 percent. This table does not take into account the level of noninterest-bearing funding, nor does it fully reflect changes in the mix of assets and liabilities. The change in interest not solely due to changes in volume or rates has been allocated on a pro-rata basis to volume and yield/rate.

22  U.S. BANCORP

in 2005. Nonperforming loans, principally reflecting changes in the quality of commercial and commercial real estate loans, declined $96 million from December 31, 2004. Net charge-offs declined $82 million from 2004, the result of lower gross charge-offs within the commercial and commercial real estate loan portfolios. This improvement in commercial and commercial real estate net charge-offs was offset somewhat by higher residential and retail net charge-offs reflecting changes in the mix of these portfolios and the impact of recently enacted bankruptcy legislation.
     In 2004, the decline in the provision for credit losses of $585 million (46.7 percent) reflected continuing improvement in the credit quality of the loan portfolio and changing economic conditions. The changes in credit quality were broad-based across most industries resulting in improving credit risk ratings, a decline in nonperforming assets and lower total net charge-offs. Commercial loan demand was soft in most markets within the banking footprint during much of 2003 and 2004. Overall, credit quality of the Company’s portfolios has improved since 2002 due to better economic conditions and enhancements in collection efforts, underwriting and risk management practices. In response to these changes, the Company’s allowance for credit losses has trended downward since 2002. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in 2005 was $6.0 billion, compared with $5.5 billion in 2004 and $5.3 billion in 2003. The $526 million (9.5 percent) increase in 2005 over 2004 was driven by strong organic growth in the majority of fee income categories, particularly payment processing revenues and deposit service charges.

     The growth in credit and debit card revenue of 9.9 percent was principally driven by higher customer transaction volumes and rate changes from a year ago. The corporate payment products revenue growth of 19.9 percent reflected growth in sales, card usage, rate changes and the recent acquisition of a small aviation card business. ATM processing services revenue was higher by 30.9 percent primarily due to the expansion of the ATM business in May of 2005. Merchant processing services revenue was higher by 14.1 percent in 2005, compared with 2004, reflecting an increase in merchant sales volume and business expansion in European markets. The increase in trust and investment management fees was primarily attributable to improved equity market conditions and account growth. Deposit service charges were higher by 15.0 percent year-over-year due to new account growth in the branches and higher transaction-related service activities. The growth in mortgage banking revenue was due to origination fees and gains from higher production volumes and increased servicing income. Other income increased by 24.1 percent from 2004, primarily due to higher income from equity investments and the cash surrender value of insurance products relative to 2004. Partially offsetting these positive variances year-over-year were decreases in treasury management fees and commercial products revenue of 6.4 percent and 7.4 percent, respectively. The decrease in treasury management fees was due to higher earnings credits on customers’ compensating balances, reflecting rising interest rates relative to a year ago, partially offset by growth in treasury management-related activities. Commercial products revenue declined due to reductions in non-yield loan fees, syndications and fees for letters of credit.
     In 2004, noninterest income increased $206 million (3.9 percent), compared with 2003, driven by strong organic growth in most fee-based products and services categories, particularly in payment processing revenue.

Table 4	NONINTEREST INCOME

				2005	2004
(Dollars in Millions)	2005	2004	2003	v 2004	v 2003

Credit and debit card revenue	$713	$649	$561	9.9%	15.7%
Corporate payment products revenue	488	407	361	19.9	12.7
ATM processing services	229	175	166	30.9	5.4
Merchant processing services	770	675	561	14.1	20.3
Trust and investment management fees	1,009	981	954	2.9	2.8
Deposit service charges	928	807	716	15.0	12.7
Treasury management fees	437	467	466	(6.4)	0.2
Commercial products revenue	400	432	401	(7.4)	7.7
Mortgage banking revenue	432	397	367	8.8	8.2
Investment products fees and commissions	152	156	145	(2.6)	7.6
Securities gains (losses), net	(106)	(105)	245	1.0	*
Other	593	478	370	24.1	29.2

Total noninterest income	$6,045	$5,519	$5,313	9.5%	3.9%

* Not meaningful

U.S. BANCORP  23

Partially offsetting the increase in fee-based revenue growth in 2004 was a year-over-year reduction in net securities gains (losses) of $350 million. The growth in credit and debit card revenue was driven by higher transaction volumes and rate changes. This growth in sales volumes was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and MasterCard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers, which lowered interchange rates on signature debit transactions beginning in August 2003. The year-over-year impact of VISA’s settlement on debit card revenue for 2004 was approximately $33 million. The corporate payment products revenue growth reflected growth in sales, card usage and rate changes. The favorable variance in ATM processing services revenue was also due to increases in transaction volumes and sales. Merchant processing services revenue was higher in 2004, compared with 2003, reflecting an increase in same store sales volume, new business and expansion of the Company’s merchant acquiring business in Europe. Deposit service charges increased in 2004 primarily due to account growth, revenue enhancement initiatives and transaction-related fees. Trust and investment management fees increased as gains from equity market valuations were partially offset by lower fees, partially due to a change in mix of fund balances and customers’ migration from money market mutual funds to interest-bearing deposits with marginally better pricing. During 2004, commercial products revenue increased primarily due to syndication fees and commercial leasing revenue. The growth in mortgage banking revenue was due to an increase in loan servicing revenues, offset somewhat by lower gains from the sale of mortgage loan production. Other noninterest income increased principally due to improving retail lease residual values resulting in lower end-of-term residual losses, a residual value insurance recovery of $17 million during 2004 and improving equity investment valuations.

Noninterest Expense Noninterest expense in 2005 was $5.9 billion, compared with $5.8 billion and $5.6 billion in 2004 and 2003, respectively. The $78 million (1.3 percent) increase in noninterest expenses in 2005, compared with 2004, was primarily driven by production-based incentives and expenses related to business initiatives, including acquisitions investments, acquired businesses, and production-based, offset by a $110 million favorable change in the MSR valuation and a $101 million decrease in debt prepayment charges. Compensation expense was higher by 5.8 percent year-over-year principally due to business expansion, including in-store branches, expanding the Company’s payment processing businesses and other product sales initiatives. Employee benefits increased 10.8 percent, year-over-year, primarily as a result of higher pension expense, medical costs, payroll taxes and other benefits. Professional services expense was higher by 11.4 percent due to increases in legal and other professional services related to business initiatives, technology development and integration costs of specific payment processing businesses. Marketing and business development expense increased 21.1 percent principally related to brand awareness, credit card and prepaid gift card programs. Technology and communications expense was higher in 2005 by 8.4 percent, reflecting depreciation of technology investments, network costs associated with the expansion of the payment processing businesses, and higher outside data processing expense associated with expanding a prepaid gift card program. Other expense declined 1.7 percent primarily due to lower operating and fraud losses and insurance costs, partially offset by increased investments in affordable housing and other tax-advantaged projects and higher merchant processing costs due to the expansion of the payment processing businesses relative to 2004.

     The noninterest expense increase of $188 million (3.4 percent) in 2004, compared with 2003, principally reflected a $155 million charge related to the prepayment of

Table 5	NONINTEREST EXPENSE

				2005	2004
(Dollars in Millions)	2005	2004	2003	v 2004	v 2003

Compensation	$2,383	$2,252	$2,177	5.8%	3.4%
Employee benefits	431	389	328	10.8	18.6
Net occupancy and equipment	641	631	644	1.6	(2.0)
Professional services	166	149	143	11.4	4.2
Marketing and business development	235	194	180	21.1	7.8
Technology and communications	466	430	418	8.4	2.9
Postage, printing and supplies	255	248	246	2.8	.8
Other intangibles	458	550	682	(16.7)	(19.4)
Debt prepayment	54	155	—	(65.2)	*
Other	774	787	779	(1.7)	1.0

Total noninterest expense	$5,863	$5,785	$5,597	1.3%	3.4%

Efficiency ratio (a)	44.3%	45.3%	45.6%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
*	Not meaningful

24  U.S. BANCORP

a portion of the Company’s long-term debt, costs related to business initiatives and incremental expenses of $63 million due to the expansion of the Company’s European merchant processing business. These increases were offset somewhat by a net reduction in MSR impairments of $152 million and lower merger and restructuring-related charges. Compensation expense increased due to increases in salaries and stock-based compensation. The increase in salaries reflected business expansion of in-store branches, the expansion of the Company’s merchant acquiring business in Europe and other initiatives. Stock-based compensation was higher due to lower employee stock-award forfeitures relative to prior years. Employee benefits increased primarily as a result of higher payroll taxes and pension expense. Marketing and business development increased due to corporate brand advertising and an increase in product marketing campaigns. Technology and communications expense was higher year-over-year, reflecting technology investments that increased software amortization and the write-off of capitalized software being replaced. Other expense increased in 2004, compared with 2003, related to higher fraud and operating losses, insurance costs, operating costs associated with affordable housing investments and merchant processing costs for payment services products, the result of the expansion of the payment processing business and increases in transaction volume year-over-year.

Pension Plans Because of the long-term nature of pension plans, the administration and accounting for pensions is complex and can be impacted by several factors, including investment and funding policies, accounting methods and the plan’s actuarial assumptions. The Company and its Compensation Committee have an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist the Company’s Compensation Committee in evaluating plan objectives, funding policies and investment policies considering its long-term investment time horizon and asset allocation strategies. Note 18 of the Notes to Consolidated Financial Statements provides further information on funding practices, investment policies and asset allocation strategies.

     Periodic pension expense (or credits) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. The Company’s pension accounting policy follows guidance outlined in Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pension Plans,” and reflects the long-term nature of benefit obligations and the investment horizon of plan assets. This accounting guidance has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The actuarially derived market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the actuarially derived market-related value ratably over a five-year period. At September 30, 2005, the accumulated unrecognized gain approximated $206 million, compared with an accumulated unrecognized loss of approximately $139 million at September 30, 2004. The impact to pension expense of the unrecognized asset gains or losses will incrementally increase (decrease) pension costs in each year from 2006 to 2010, by approximately $30 million, $(3) million, $(21) million, $(13) million and $(9) million, respectively. This assumes that the performance of plan assets equals the assumed LTROR. Actual results will vary depending on the performance of plan assets and changes to assumptions required in the future. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies for pension plans.
     In 2005, the Company recognized a pension cost of $33 million compared with a pension cost of $9 million in 2004 and pension credit of $24 million in 2003. The $24 million increase in pension costs in 2005 was driven by recognition of deferred actuarial (gains) losses and the impact of a lower discount rate. In 2004, pension costs increased by $33 million, compared with 2003, driven by a recognition of deferred actuarial (gains) losses and the impact of a lower discount rate, partially offset by the benefit of higher investment income related to pension contributions made in 2003.
     In 2006, the Company anticipates that pension costs will increase by approximately $48 million. The increase will be primarily driven by the lower discount rate and amortization of unrecognized actuarial losses from prior years, accounting for approximately $12 million and $39 million of the anticipated increase, respectively.

U.S. BANCORP  25

Note 18 of the Notes to Consolidated Financial Statements provides a summary of the significant pension plan assumptions. Because of the subjective nature of plan assumptions, a sensitivity analysis to hypothetical changes in the LTROR and the discount rate is provided below:

			Base
LTROR	6.9%	7.9%	8.9%	9.9%	10.9%

Incremental benefit (cost)	$(43)	$(22)	$—	$22	$43
Percent of 2005 net income	(.59)%	(.30)%	—%	.30%	.59%

			Base
Discount rate	3.7%	4.7%	5.7%	6.7%	7.7%

Incremental benefit (cost)	$(91)	$(45)	$—	$40	$75
Percent of 2005 net income	(1.26)%	(.62)%	—%	.55%	1.04%

     Due to the complexity of forecasting pension plan activities, the accounting method utilized for pension plans, management’s ability to respond to factors impacting the plans and the hypothetical nature of this information, the actual changes in periodic pension costs could be different than the information provided in the sensitivity analysis.

Income Tax Expense The provision for income taxes was $2,082 million (an effective rate of 31.7 percent) in 2005, compared with $2,009 million (an effective rate of 32.5 percent) in 2004 and $1,941 million (an effective rate of 34.3 percent) in 2003. The decrease in the effective tax rate from 2004 primarily reflects higher tax exempt income from investment securities and insurance products and incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects.

     Included in 2005 was a reduction of income tax expense of $94 million related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002. Included in 2004 was a reduction in income tax expense of $90 million related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999 and $16 million related to the resolution of a state tax examination for tax years through 2000. The Company anticipates its effective tax rate for the foreseeable future to approximate 33 percent.
     For further information on income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

Table 6	LOAN PORTFOLIO DISTRIBUTION

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
At December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial
Commercial	$37,844	27.5%	$35,210	27.9%	$33,536	28.4%	$36,584	31.5%	$40,472	35.4%
Lease financing	5,098	3.7	4,963	3.9	4,990	4.2	5,360	4.6	5,858	5.1

Total commercial	42,942	31.2	40,173	31.8	38,526	32.6	41,944	36.1	46,330	40.5
Commercial real estate
Commercial mortgages	20,272	14.7	20,315	16.1	20,624	17.4	20,325	17.5	18,765	16.4
Construction and development	8,191	6.0	7,270	5.7	6,618	5.6	6,542	5.6	6,608	5.8

Total commercial real estate	28,463	20.7	27,585	21.8	27,242	23.0	26,867	23.1	25,373	22.2
Residential mortgages
Residential mortgages	14,538	10.5	9,722	7.7	7,332	6.2	6,446	5.6	5,746	5.0
Home equity loans, first liens	6,192	4.5	5,645	4.5	6,125	5.2	3,300	2.8	2,083	1.8

Total residential mortgages	20,730	15.0	15,367	12.2	13,457	11.4	9,746	8.4	7,829	6.8
Retail
Credit card	7,137	5.2	6,603	5.2	5,933	5.0	5,665	4.9	5,889	5.1
Retail leasing	7,338	5.3	7,166	5.7	6,029	5.1	5,680	4.9	4,906	4.3
Home equity and second mortgages	14,979	10.9	14,851	11.8	13,210	11.2	13,572	11.6	12,235	10.7
Other retail
Revolving credit	2,504	1.8	2,541	2.0	2,540	2.1	2,650	2.3	2,673	2.3
Installment	3,582	2.6	2,767	2.2	2,380	2.0	2,258	1.9	2,292	2.0
Automobile	8,112	5.9	7,419	5.9	7,165	6.1	6,343	5.5	5,660	5.0
Student	2,019	1.4	1,843	1.4	1,753	1.5	1,526	1.3	1,218	1.1

Total other retail	16,217	11.7	14,570	11.5	13,838	11.7	12,777	11.0	11,843	10.4

Total retail	45,671	33.1	43,190	34.2	39,010	33.0	37,694	32.4	34,873	30.5

Total loans	$137,806	100.0%	$126,315	100.0%	$118,235	100.0%	$116,251	100.0%	$114,405	100.0%

26  U.S. BANCORP

BALANCE SHEET ANALYSIS

Average earning assets were $178.4 billion in 2005, compared with $168.1 billion in 2004. The increase in average earning assets of $10.3 billion (6.1 percent) was primarily driven by growth in residential mortgages, commercial loans and retail loans. The change in average earning assets was principally funded by increases of $5.4 billion in interest-bearing deposits and $5.9 billion in wholesale funding.

     For average balance information, refer to Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 108 and 109.

Loans The Company’s total loan portfolio was $137.8 billion at December 31, 2005, an increase of $11.5 billion (9.1 percent) from December 31, 2004. The increase in total loans was driven by growth in residential mortgages (34.9 percent), commercial loans (6.9 percent), retail loans (5.7 percent) and commercial real estate loans (3.2 percent). Table 6 provides a summary of the loan distribution by product type while Table 10 provides a summary of selected loan maturity distribution by loan category. Average total loans increased $11.0 billion (9.0 percent) in 2005, compared with 2004. The increase was due to growth in residential mortgages, commercial loans and retail loans.

Commercial Commercial loans, including lease financing, increased $2.8 billion (6.9 percent) at December 31, 2005, compared with December 31, 2004. The increase in commercial loans was driven by new customer relationships and increases in mortgage banking and corporate card balances. Average commercial loans increased by $3.3 billion (8.4 percent) in 2005, compared with 2004, primarily due to an increase in commercial loan demand driven by general economic conditions in 2005.

     Table 7 provides a summary of commercial loans by industry and geographical locations.

Table 7	COMMERCIAL LOANS BY INDUSTRY GROUP AND GEOGRAPHY

	December 31, 2005		December 31, 2004

Industry Group (Dollars in Millions)	Loans	Percent	Loans	Percent

Consumer products and services	$8,723	20.3%	$8,073	20.1%
Financial services	5,416	12.6	4,784	11.9
Commercial services and supplies	4,326	10.1	3,870	9.6
Capital goods	3,881	9.0	3,825	9.5
Property management and development	3,182	7.4	2,334	5.8
Agriculture	2,693	6.3	2,601	6.5
Healthcare	2,064	4.8	1,826	4.6
Paper and forestry products, mining and basic materials	1,990	4.6	1,905	4.7
Consumer staples	1,785	4.2	1,887	4.7
Transportation	1,565	3.7	1,592	4.0
Private investors	1,477	3.4	1,630	4.1
Energy	842	2.0	730	1.8
Information technology	700	1.6	644	1.6
Other	4,298	10.0	4,472	11.1

Total	$42,942	100.0%	$40,173	100.0%

Geography

California	$3,561	8.3%	$3,786	9.4%
Colorado	2,578	6.0	2,064	5.1
Illinois	2,919	6.8	2,549	6.3
Minnesota	6,806	15.8	6,649	16.6
Missouri	2,056	4.8	2,525	6.3
Ohio	2,640	6.2	2,528	6.3
Oregon	1,649	3.8	1,441	3.6
Washington	2,404	5.6	2,695	6.7
Wisconsin	2,421	5.6	2,604	6.5
Iowa, Kansas, Nebraska, North Dakota, South Dakota	3,721	8.7	3,455	8.6
Arkansas, Indiana, Kentucky, Tennessee	2,214	5.2	1,747	4.3
Idaho, Montana, Wyoming	825	1.9	830	2.1
Arizona, Nevada, Utah	1,163	2.7	926	2.3

Total banking region	34,957	81.4	33,799	84.1
Outside the Company’s banking region	7,985	18.6	6,374	15.9

Total	$42,942	100.0%	$40,173	100.0%

U.S. BANCORP  27

Table 8	COMMERCIAL REAL ESTATE BY PROPERTY TYPE AND GEOGRAPHY

	December 31, 2005		December 31, 2004

Property Type (Dollars in Millions)	Loans	Percent	Loans	Percent

Business owner occupied	$9,221	32.4%	$8,551	31.0%
Multi-family	3,843	13.5	3,903	14.1
Commercial property
Industrial	1,025	3.6	1,103	4.0
Office	2,306	8.1	2,676	9.7
Retail	3,558	12.5	3,586	13.0
Other	2,704	9.5	2,359	8.6
Homebuilders	3,899	13.7	2,952	10.7
Hotel/motel	1,423	5.0	1,848	6.7
Health care facilities	484	1.7	607	2.2

Total	$28,463	100.0%	$27,585	100.0%

Geography

California	$5,806	20.4%	$5,252	19.0%
Colorado	1,366	4.8	1,181	4.3
Illinois	1,025	3.6	996	3.6
Minnesota	1,765	6.2	1,721	6.2
Missouri	1,452	5.1	1,525	5.5
Ohio	1,537	5.4	1,975	7.2
Oregon	1,736	6.1	1,730	6.3
Washington	2,846	10.0	2,855	10.3
Wisconsin	1,679	5.9	1,768	6.4
Iowa, Kansas, Nebraska, North Dakota, South Dakota	1,935	6.8	2,003	7.3
Arkansas, Indiana, Kentucky, Tennessee	1,565	5.5	1,710	6.2
Idaho, Montana, Wyoming	1,110	3.9	880	3.2
Arizona, Nevada, Utah	2,362	8.3	1,948	7.1

Total banking region	26,184	92.0	25,544	92.6
Outside the Company’s banking region	2,279	8.0	2,041	7.4

Total	$28,463	100.0%	$27,585	100.0%

Commercial Real Estate The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, increased $878 million (3.2 percent) at December 31, 2005, compared with December 31, 2004. Specifically, construction and development loans increased by $921 million (12.7 percent) as developers continued to take advantage of relatively low interest rates. Commercial mortgages outstanding decreased modestly by $43 million (.2 percent) as growth in Small Business Administration (“SBA”) real estate mortgages was more than offset by reductions in traditional commercial real estate mortgages due to refinancing activities. Average commercial real estate loans increased by $697 million (2.6 percent) in 2005, compared with 2004, primarily driven by growth in construction and development loans. Table 8 provides a summary of commercial real estate by property type and geographical locations.

     The Company maintains the real estate construction designation until the completion of the construction phase and, if retained, the loan is reclassified to the commercial mortgage category. Approximately $187 million of construction loans were permanently financed and reclassified to the commercial mortgage loan category in 2005. At year-end 2005, $219 million of tax-exempt industrial development loans were secured by real estate. The Company’s commercial real estate mortgages and construction loans had unfunded commitments of $9.8 billion at December 31, 2005, compared with $7.9 billion at December 31, 2004. The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans were included in the commercial loan category and totaled $1.9 billion at December 31, 2005.

Residential Mortgages Residential mortgages held in the loan portfolio at December 31, 2005, increased $5.4 billion (34.9 percent) from December 31, 2004. The increase was primarily the result of asset/liability risk management decisions to retain a greater portion of the Company’s adjustable-rate loan production and an increase in consumer finance originations. Average residential mortgages increased $3.7 billion (25.9 percent) in 2005, primarily due to retaining adjustable-rate residential mortgages beginning in mid-2004.

28  U.S. BANCORP

Table 9	RESIDENTIAL MORTGAGES AND RETAIL LOANS BY GEOGRAPHY

	Residential Mortgages		Retail Loans

At December 31, 2005 (Dollars in Millions)	Loans	Percent	Loans	Percent

California	$1,351	6.5%	$5,292	11.6%
Colorado	1,406	6.8	2,381	5.2
Illinois	1,402	6.8	2,354	5.2
Minnesota	2,350	11.3	5,026	11.1
Missouri	1,549	7.4	2,517	5.5
Ohio	1,487	7.2	3,335	7.3
Oregon	964	4.6	1,986	4.3
Washington	1,245	6.0	2,217	4.9
Wisconsin	1,136	5.5	2,532	5.5
Iowa, Kansas, Nebraska, North Dakota, South Dakota	1,536	7.4	3,125	6.8
Arkansas, Indiana, Kentucky, Tennessee	1,570	7.6	3,421	7.5
Idaho, Montana, Wyoming	489	2.4	1,293	2.8
Arizona, Nevada, Utah	1,161	5.6	1,833	4.0

Total banking region	17,646	85.1	37,312	81.7
Outside the Company’s banking region	3,084	14.9	8,359	18.3

Total	$20,730	100.0%	$45,671	100.0%

Retail Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $2.5 billion (5.7 percent) at December 31, 2005, compared with December 31, 2004. The increase was driven by an increase in automobile loans and installment loans, credit cards, home equity loans, student loans and retail leasing, which increased $1.5 billion, $534 million, $352 million, $176 million and $172 million, respectively, during 2005. The increases in these loan categories were offset somewhat by a reduction in home equity lines of credit of $223 million during the year. Average retail loans increased $3.3 billion (7.9 percent) in 2005, reflecting growth in home equity lines, installment loans, retail leasing and credit card. Of the total retail loans and residential mortgages outstanding, approximately 82.8 percent were to customers located in the Company’s primary banking regions. Table 9 provides a geographic summary of residential mortgages and retail loans outstanding as of December 31, 2005.

Loans Held for Sale At December 31, 2005, loans held for sale, consisting of residential mortgages to be sold in the secondary market, were $1.7 billion, compared with $1.4 billion at December 31, 2004. Average loans held for sale were $1.8 billion in 2005, compared with $1.6 billion in 2004. The balance of loans held for sale is primarily a function of mortgage loan production during the past ninety days. During the fourth quarter of 2005, mortgage loan production was approximately $6.1 billion compared with $4.4 billion during the same period of 2004.

Investment Securities The Company uses its investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides liquidity and is used as collateral for public deposits and wholesale funding sources. While it is the Company’s intent to hold its investment securities indefinitely, the Company may take actions in response to structural changes in the balance sheet and related interest rate risks and to meet liquidity requirements.

     At December 31, 2005, investment securities, both available-for-sale and held-to-maturity, totaled $39.8 billion, compared with $41.5 billion at December 31, 2004. The $1.7 billion (4.1 percent) decrease primarily reflected purchases of $13.2 billion of securities, more than offset by sales, maturities and prepayments. During 2005,

Table 10	SELECTED LOAN MATURITY DISTRIBUTION

		Over One
	One Year	Through	Over Five
December 31, 2005 (Dollars in Millions)	or Less	Five Years	Years	Total

Commercial	$18,928	$20,717	$3,297	$42,942
Commercial real estate	8,076	14,073	6,314	28,463
Residential mortgages	898	2,630	17,202	20,730
Retail	14,005	19,845	11,821	45,671

Total loans	$41,907	$57,265	$38,634	$137,806
Total of loans due after one year with
Predetermined interest rates				$44,503
Floating interest rates				$51,396

U.S. BANCORP  29

securities transactions were principally related to asset/liability management decisions. At December 31, 2005, approximately 41 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 39 percent at December 31, 2004. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities. Average investment securities were $.9 billion (2.1 percent) lower in 2005, compared with 2004. The decline principally reflected the net impact of repositioning the investment portfolio as part of asset/liability risk management decisions to acquire variable-rate securities.
     The weighted-average yield of the available-for-sale portfolio was 4.89 percent at December 31, 2005,

Table 11	INVESTMENT SECURITIES

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
December 31, 2005 (Dollars in Millions)	Cost	Value	Years	Yield (c)	Cost	Value	Years	Yield (c)

U.S. Treasury and agencies
Maturing in one year or less	$101	$101	.72	4.63%	$—	$—	—	—%
Maturing after one year through five years	41	41	2.67	5.96	—	—	—	—
Maturing after five years through ten years	29	30	7.34	5.65	—	—	—	—
Maturing after ten years	325	317	14.58	5.71	—	—	—	—

Total	$496	$489	10.36	5.51%	$—	$—	—	—%

Mortgage-backed securities (a)
Maturing in one year or less	$379	$381	.70	5.70%	$—	$—	—	—%
Maturing after one year through five years	20,606	20,208	3.61	4.65	8	8	3.05	5.08
Maturing after five years through ten years	13,629	13,342	7.19	4.93	—	—	—	—
Maturing after ten years	3,547	3,583	13.38	5.69	—	—	—	—

Total	$38,161	$37,514	5.77	4.86%	$8	$8	3.05	5.08%

Asset-backed securities (a)
Maturing in one year or less	$12	$12	.74	5.40%	$—	$—	—	—%
Maturing after one year through five years	—	—	—	—	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$12	$12	.74	5.40%	$—	$—	—	—%

Obligations of state and political subdivisions
Maturing in one year or less	$67	$67	.31	7.28%	$12	$12	.33	6.37%
Maturing after one year through five years	59	61	2.31	7.24	23	24	3.30	6.65
Maturing after five years through ten years	231	231	9.40	6.42	15	17	7.92	7.68
Maturing after ten years	283	278	15.49	6.25	34	35	15.15	6.57

Total	$640	$637	10.49	6.51%	$84	$88	8.51	6.76%

Other debt securities
Maturing in one year or less	$301	$301	.08	3.65%	$5	$5	.57	6.16%
Maturing after one year through five years	12	12	1.28	3.82	11	11	3.46	5.23
Maturing after five years through ten years	15	15	10.00	5.30	1	1	6.25	4.15
Maturing after ten years	626	621	21.69	5.15	—	—	—	—

Total	$954	$949	14.44	4.66%	$17	$17	2.73	5.45%

Other investments	$58	$58	—	—%	$—	$—	—	—%

Total investment securities (b)	$40,321	$39,659	6.10	4.89%	$109	$113	7.21	6.44%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	The weighted-average maturity of the available for sale investment securities was 4.45 years at December 31, 2004, with a corresponding weighted-average yield of 4.43 percent. The weighted-average maturity of the held-to-maturity investment securities was 6.19 years at December 31, 2004, with a corresponding weighted-average yield of 6.28 percent.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	2005		2004

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$496	1.2%	$684	1.6%
Mortgage-backed securities	38,169	94.4	39,820	95.4
Asset-backed securities	12	.1	64	.2
Obligations of state and political subdivisions	724	1.8	303	.7
Other debt securities and investments	1,029	2.5	881	2.1

Total investment securities	$40,430	100.0%	$41,752	100.0%

30  U.S. BANCORP

compared with 4.43 percent at December 31, 2004. The average maturity of the available-for-sale portfolio increased to 6.10 years at December 31, 2005, up from 4.45 years at December 31, 2004. The relative mix of the type of investment securities maintained in the portfolio is provided in Table 11. At December 31, 2005, the available-for-sale portfolio included a $662 million net unrealized loss, compared with a net unrealized loss of $271 million at December 31, 2004.

Deposits Total deposits were $124.7 billion at December 31, 2005, compared with $120.7 billion at December 31, 2004, resulting from increases in time deposits greater than $100,000, time certificates of deposit less than $100,000 and noninterest-bearing deposits, partially offset by a decrease in money market savings accounts. Average total deposits in 2005 increased $4.8 billion (4.1 percent) from 2004, reflecting growth in average time deposits greater than $100,000 and interest checking accounts. The increases in these categories were offset somewhat by lower average money market savings account balances and lower noninterest-bearing deposits.

     Noninterest-bearing deposits at December 31, 2005, increased $1.5 billion (4.7 percent) from December 31, 2004. The increase was primarily attributable to increasing deposits related to corporate business deposits, mortgage banking businesses and government banking deposits in the Wholesale Banking business line relative to a year ago. Corporate business deposits increased due to new customer relationships and business customers utilizing less of their deposit liquidity to fund business growth. Average noninterest-bearing deposits in 2005 decreased $.6 billion (2.0 percent), compared with 2004.
     Interest-bearing savings deposits decreased $2.6 billion (4.3 percent) at December 31, 2005, compared with December 31, 2004. The decrease was primarily due to a decrease in money market savings accounts. The $2.5 billion (8.3 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions in selected markets, given excess customer liquidity throughout 2004 and a migration of some customer balances to time deposits greater than $100,000 as rates increased on time deposit products. Average interest-bearing savings deposits in 2005 decreased $1.7 billion (2.9 percent), compared with 2004, primarily driven by a reduction in money market savings account balances of $3.5 billion (10.8 percent) offset by higher interest checking account balances of $1.9 billion (8.8 percent).

Table 12	DEPOSITS

The composition of deposits was as follows:

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$32,214	25.8%	$30,756	25.5%	$32,470	27.3%	$35,106	30.4%	$31,212	29.7%
Interest-bearing deposits
Interest checking	23,274	18.7	23,186	19.2	21,404	18.0	17,467	15.1	15,251	14.5
Money market savings	27,934	22.4	30,478	25.2	34,025	28.6	27,753	24.0	24,835	23.6
Savings accounts	5,602	4.5	5,728	4.8	5,630	4.7	5,021	4.4	4,637	4.4

Total of savings deposits	56,810	45.6	59,392	49.2	61,059	51.3	50,241	43.5	44,723	42.5
Time certificates of deposit less than $100,000	13,214	10.6	12,544	10.4	13,690	11.5	17,973	15.5	20,724	19.7
Time deposits greater than $100,000
Domestic	14,341	11.5	11,956	9.9	5,902	4.9	9,427	8.2	7,286	6.9
Foreign	8,130	6.5	6,093	5.0	5,931	5.0	2,787	2.4	1,274	1.2

Total interest-bearing deposits	92,495	74.2	89,985	74.5	86,582	72.7	80,428	69.6	74,007	70.3

Total deposits	$124,709	100.0%	$120,741	100.0%	$119,052	100.0%	$115,534	100.0%	$105,219	100.0%

The maturity of time certificates of deposit less than $100,000 and time deposits greater than $100,000 was as follows:

	Time Certificates of	Time Deposits
December 31, 2005 (Dollars in Millions)	Deposit Less Than $100,000	Greater Than $100,000	Total

Three months or less	$2,560	$17,115	$19,675
Three months through six months	2,705	2,234	4,939
Six months through one year	3,478	1,509	4,987
2007	2,914	983	3,897
2008	801	254	1,055
2009	535	230	765
2010	212	133	345
Thereafter	9	13	22

Total	$13,214	$22,471	$35,685

U.S. BANCORP  31

     Interest-bearing time deposits at December 31, 2005, increased $5.1 billion (16.6 percent), compared with December 31, 2004. The increase was driven by increases of $4.4 billion (24.5 percent) and $.7 billion (5.3 percent) in time deposits greater than $100,000 and time certificates of deposits less than $100,000, respectively. Changes in these deposit categories were principally due to pricing decisions based on the relative cost of funding. Average time deposits greater than $100,000 increased $7.0 billion (51.0 percent) and average time certificates of deposit less than $100,000 increased $125 million (1.0 percent) in 2005, compared with 2004. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $20.2 billion at December 31, 2005, compared with $13.1 billion at December 31, 2004. Short-term funding is managed, within approved liquidity policies, to levels deemed appropriate given alternative funding sources. The increase of $7.1 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/ liability management activities.

     Long-term debt was $37.1 billion at December 31, 2005, compared with $34.7 billion at December 31, 2004, reflecting the issuances of $5.5 billion of bank notes, $4.5 billion of convertible senior debentures, $.5 billion of medium-term notes, $.9 billion of subordinated debt, $1.0 billion of junior subordinated debentures and the addition of $3.1 billion of Federal Home Loan Bank (“FHLB”) advances, offset by long-term debt maturities, repayments and the impact of the tender offer completed during 2005. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process, independent of business line managers, that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on prudent credit policies and procedures and individual lender and business line manager accountability. Lenders are assigned lending authority based on their level of experience and customer service requirements. Credit officers reporting to an independent credit administration function have higher levels of lending authority and support the business units in their credit decision process. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions. The Company uses the risk rating system for regulatory reporting, determining the frequency of review of the credit exposures, and evaluation and determination of the specific allowance for commercial credit losses. The Company regularly forecasts potential changes in risk ratings, nonperforming status and potential

32  U.S. BANCORP

for loss and the estimated impact on the allowance for credit losses. In the Company’s retail banking operations, standard credit scoring systems are used to assess credit risks of consumer, small business and small-ticket leasing customers and to price consumer products accordingly. The Company conducts the underwriting and collections of its retail products in loan underwriting and servicing centers specializing in certain retail products. Forecasts of delinquency levels, bankruptcies and losses in conjunction with projection of estimated losses by delinquency categories and vintage information are regularly prepared and are used to evaluate underwriting and collection and determine the specific allowance for credit losses for these products. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap and option contracts for balance sheet hedging purposes, foreign exchange transactions, deposit overdrafts and interest rate swap contracts for customers, and settlement risk, including Automated Clearing House transactions, and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.

Economic and Other Factors In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Since mid-2003, economic conditions have steadily improved as evidenced by stronger earnings across many corporate sectors, higher equity valuations, and stronger retail sales and consumer spending. In late 2003, unemployment rates stabilized and began to decline from a high of 6.13 percent in the third quarter of that year. However, the banking industry continued to have elevated levels of nonperforming assets and net charge-offs in 2003 compared with the late 1990’s. Conditions within certain industries, including manufacturing and airline transportation sectors, lagged behind the growth in the broader economy especially in some markets served by the Company.

     During 2004, unemployment rates and bankruptcy levels continued to improve. The trends related to consumer spending for retail goods and services expanded throughout the year. While corporate profits were strong, the index of corporate profits retreated somewhat in the second quarter of 2004. As a result, equity markets stalled in the second and third quarters of 2004 due to uncertainty related to corporate profits and world events. Within the Company’s customer base, commercial loan demand continued to be somewhat soft through mid-2004. In the fourth quarter of 2004, most economic indicators again began to expand and commercial loan balances for the Company displayed year-over-year quarterly growth for the first time since mid-2001.
     Economic conditions continued to improve in 2005, as reflected in strong expansion of the gross domestic product index, lower unemployment rates, favorable trends related to corporate profits and consumer spending for retail goods and services. The Federal Reserve Bank pursued a measured approach to increasing short-term rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth.
     In addition to economic factors, changes in regulations and legislation can have an impact on the credit performance of the loan portfolios. During 2005, the Company began implementing higher minimum balance payment requirements for its credit card customers in response to industry guidance issued by the banking regulatory agencies. This industry guidance was provided to minimize the likelihood that minimum balance payments would not be sufficient to cover interest, fees and a portion of the principal balance of a credit card loan resulting in negative amortization, or increasing account balances. Also, new bankruptcy legislation was enacted in October 2005, making it more difficult for borrowers to have their debts forgiven during bankruptcy proceedings. While these changes may have a long term benefit, the lending industry may experience increasing levels of nonperforming loans, restructured loans and delinquencies over the short-term related to consumer credit.

Credit Diversification The Company manages its credit risk, in part, through diversification of its loan portfolio. As part of its normal business activities, it offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, commercial lease financing, agricultural credit, warehouse mortgage lending, commercial real estate, health care and correspondent banking. The Company also offers an array of retail lending products including credit cards, retail leases, home equity, revolving credit, lending to students and other consumer loans. These retail credit products are primarily offered through the branch office network, home mortgage and loan production offices, indirect distribution channels, such as automobile dealers and a consumer finance division. The Company monitors and manages the portfolio diversification by industry, customer and geography. Table 6 provides information with respect to the overall product diversification and changes in the mix during 2005.

     The commercial portfolio reflects the Company’s focus on serving small business customers, middle market and

U.S. BANCORP  33

larger corporate businesses throughout its 24-state banking region and large national customers within certain niche industry groups. Table 7 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2005 and 2004. The commercial loan portfolio is diversified among various industries with somewhat higher concentrations in consumer products and services, financial services, commercial services and supplies, capital goods (including manufacturing and commercial construction-related businesses), property management and development and agricultural industries. Additionally, the commercial portfolio is diversified across the Company’s geographical markets with 81.4 percent of total commercial loans within the 24-state banking region. Credit relationships outside of the Company’s banking region are reflected within the corporate banking, mortgage banking, auto dealer and leasing businesses focusing on large national customers and specifically targeted industries. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its mortgage collateral position to manage its risk exposure.
     The commercial real estate portfolio reflects the Company’s focus on serving business owners within its footprint as well as regional and national investment-based real estate. At December 31, 2005, the Company had commercial real estate loans of $28.5 billion, or 20.7 percent of total loans, compared with $27.6 billion at December 31, 2004. Within commercial real estate loans, different property types have varying degrees of credit risk. Table 8 provides a summary of the significant property types and geographic locations of commercial real estate loans outstanding at December 31, 2005 and 2004. At December 31, 2005, approximately 32.4 percent of the commercial real estate loan portfolio represented business owner-occupied properties that tend to exhibit credit risk characteristics similar to the middle market commercial loan portfolio. Generally, the investment-based real estate mortgages are diversified among various property types with somewhat higher concentrations in multi-family, office and retail properties. While investment-based commercial real estate continues to perform with relatively strong occupancy levels and cash flows, these categories of loans can be adversely impacted during a rising rate environment. Included in commercial real estate at year end 2005 was approximately $.5 billion in loans related to land held for development and $1.9 billion of loans related to residential and commercial acquisition and development properties. These loans are subject to quarterly monitoring for changes in local market conditions due to a higher credit risk profile. Acquisition and development loans continued to perform well with strong market conditions; however, these loans can be adversely impacted by a slow down in the housing market and softening of demand. The commercial real estate portfolio is diversified across the Company’s geographical markets with 92.0 percent of total commercial real estate loans outstanding at December 31, 2005, within the 24-state banking region.
     Residential mortgages are originated through the Company’s branches, loan production offices, a wholesale network of originators and a consumer finance company. Within the residential mortgage portfolio approximately 71 percent had a loan-to-value of 80 percent or less at the date of origination (39 percent of the consumer finance company portfolio and 86 percent of the traditional mortgage portfolio). Interest-only mortgages at December 31, 2005 represent 18 percent of the residential mortgage portfolio (20 percent of the consumer finance company portfolio and 17 percent of the traditional mortgage portfolio). The Company does not have any residential mortgages whose payment schedule would cause balances to increase over time. The retail loan portfolio principally reflects the Company’s focus on consumers within its footprint of branches and certain niche lending activities that are nationally focused. Within the Company’s retail loan portfolio approximately 83.1 percent of the credit card balances relate to bank branch, co-branded and affinity programs that generally experience better credit quality performance than portfolios generated through national direct mail programs. At December 31, 2005, approximately 84.7 percent of the student loan portfolio is federally guaranteed through various programs reducing its risk profile. Table 9 provides a geographical summary of the residential mortgage and retail loan portfolios.

Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The entire balance of an account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date on the billing statement. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments of principal and interest are substantially insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs are excluded from delinquency statistics. In addition, under certain situations, a retail customer’s account may be re-aged to remove it from delinquent status. Generally, the intent of a re-aged account is to assist customers who have recently overcome temporary financial difficulties, and have demonstrated both the ability and willingness to resume regular payments. To qualify for re-

34  U.S. BANCORP

aging, the account must have been open for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the customer must also have made three regular minimum monthly payments within the last 90 days. In addition, the Company may re-age the retail account of a customer who has experienced longer-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a five year period, must meet the qualifications for re-aging described above, except that the customer’s three consecutive minimum monthly payments may be based on the modified terms and conditions applied to the account, and continue to be reported in restructured loans. All re-aging strategies must be independently approved by the Company’s credit administration function and are limited to credit card and other retail accounts. Commercial loans are not subject to re-aging policies.
     Accruing loans 90 days or more past due totaled $253 million at December 31, 2005, compared with $294 million at December 31, 2004, and $329 million at December 31, 2003. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of 90 day delinquent loans to total loans was .18 percent at December 31, 2005, compared with ..23 percent at December 31, 2004.
     To monitor credit risk associated with retail loans, the Company also monitors delinquency ratios in the various stages of collection. In general, delinquency ratios for retail loans continued to improve relative to December 31, 2004, reflecting the Company’s ongoing improvement in collection efforts, underwriting, risk management and stable economic conditions.

Table 13	DELINQUENT LOAN RATIOS AS A PERCENT OF ENDING LOAN BALANCES

At December 31,
90 days or more past due excluding nonperforming loans	2005	2004	2003	2002	2001

Commercial
Commercial	.06%	.05%	.06%	.14%	.14%
Lease financing	—	.02	.04	.10	.45

Total commercial	.05	.05	.06	.14	.18
Commercial real estate
Commercial mortgages	—	—	.02	.03	.03
Construction and development	—	—	.03	.07	.02

Total commercial real estate	—	—	.02	.04	.02
Residential mortgages	.32	.46	.61	.90	.78
Retail
Credit card	1.26	1.74	1.68	2.09	2.18
Retail leasing	.04	.08	.14	.19	.11
Other retail	.22	.29	.41	.54	.74

Total retail	.36	.47	.56	.72	.90

Total loans	.18%	.23%	.28%	.37%	.40%

At December 31,
90 days or more past due including nonperforming loans	2005	2004	2003	2002	2001

Commercial	.69%	.99%	1.97%	2.35%	1.71%
Commercial real estate	.55	.73	.82	.90	.68
Residential mortgages (a)	.55	.74	.91	1.44	1.79
Retail	.50	.51	.62	.79	1.03

Total loans	.58%	.74%	1.14%	1.43%	1.28%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 4.35 percent, 5.19 percent, and 6.07 percent at December 31, 2005, 2004 and 2003, respectively. Information prior to 2003 is not available.

U.S. BANCORP  35

     The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent
			of Ending Loan
	Amount		Balances

December 31
(Dollars in Millions)	2005	2004	2005	2004

Residential mortgages
30-89 days	$112	$108	.55%	.70%
90 days or more	67	70	.32	.46
Nonperforming	48	43	.23	.28

Total	$227	$221	1.10%	1.44%

Retail
Credit card
30-89 days	$147	$142	2.06%	2.15%
90 days or more	90	115	1.26	1.74
Nonperforming	49	—	.69	—

Total	$286	$257	4.01%	3.89%
Retail leasing
30-89 days	$43	$59	.59%	.83%
90 days or more	3	6	.04	.08
Nonperforming	—	—	—	—

Total	$46	$65	.63%	.91%
Other retail
30-89 days	$206	$224	.66%	.76%
90 days or more	70	84	.22	.29
Nonperforming	17	17	.06	.05

Total	$293	$325	.94%	1.10%

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. The Company’s continued focus on improving the credit process and improving economic conditions since mid-2003 were the primary factors in reducing the overall credit risk profile during the past several years. Recent changes in regulation and bankruptcy laws may effect delinquency levels in the short-term.

     Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At December 31, 2005, total nonperforming assets were $644 million, compared with $748 million at year-end 2004 and $1,148 million at year-end 2003. The ratio of total nonperforming assets to total loans and other real estate decreased to .47 percent at December 31, 2005, compared with .59 percent and ..97 percent at the end of 2004 and 2003, respectively. The $104 million decrease in total nonperforming assets in 2005 principally reflected decreases in nonperforming commercial and commercial real estate loans, partially offset by increases in nonperforming retail loans and residential mortgages. The decrease in nonperforming commercial loans in 2005 was broad-based across most industry sectors within the commercial loan portfolio including capital goods, consumer-related sectors, manufacturing and certain segments of transportation. The transportation industry, particularly the airline industry, continues to be economically stressed and has had difficulty improving cash flows from operations. While airline travel continues to improve, the recovery of the industry has been prolonged due to intense competition from low-cost providers, the nature of their cost structure and rising fuel prices. The reduction in nonperforming commercial real estate loans during 2005, was broad-based and extended across most property types. Nonperforming retail loans increased by $49 million from a year ago, primarily due to implementing a program for customers having financial difficulties meeting recent minimum balance payment requirements. Retail customers that meet certain criteria may have the terms of their credit card and other loan agreements modified to allow amortization of their balances over a period of up to 60 months. The Company has considered these loans in the determination of the allowance for credit losses.

36  U.S. BANCORP

Residential mortgage loans on nonaccrual status increased slightly during 2005 primarily reflecting growth in the portfolio. As a percentage of loan balances, nonperforming residential mortgages declined to .23 percent at December 31, 2005 compared with .28 percent at December 31, 2004.
     The $400 million decrease in total nonperforming assets in 2004, as compared with 2003, reflected decreases in nonperforming commercial, commercial real estate and retail loans, partially offset by an increase in nonperforming residential mortgages. The decrease in nonperforming assets in 2004 was also broad-based across most industry sectors within the commercial loan portfolio including capital goods, consumer-related sectors, manufacturing and certain segments of transportation.
     Included in nonperforming loans were restructured commercial, commercial real estate and retail loans of $75 million and $58 million at December 31, 2005 and 2004, respectively. Commitments to lend additional funds under restructured loans were $9 million at December 31, 2005, compared with $12 million as of December 31, 2004. Restructured loans performing under the restructured terms beyond a specified timeframe are reported as “restructured loans” and accrue interest.

Restructured Loans Accruing Interest On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its

Table 14	NONPERFORMING ASSETS (a)

At December 31, (Dollars in Millions)	2005	2004	2003	2002	2001

Commercial
Commercial	$231	$289	$624	$760	$526
Lease financing	42	91	113	167	181

Total commercial	273	380	737	927	707

Commercial real estate
Commercial mortgages	134	175	178	175	131
Construction and development	23	25	40	57	36

Total commercial real estate	157	200	218	232	167
Residential mortgages	48	43	40	52	79

Retail
Credit card	49	—	—	—	—
Retail leasing	—	—	—	1	7
Other retail	17	17	25	25	41

Total retail	66	17	25	26	48

Total nonperforming loans	544	640	1,020	1,237	1,001
Other real estate	71	72	73	59	44
Other assets	29	36	55	77	75

Total nonperforming assets	$644	$748	$1,148	$1,373	$1,120

Accruing loans 90 days or more past due	$253	$294	$329	$426	$463
Nonperforming loans to total loans	.39%	.51%	.86%	1.06%	.87%
Nonperforming assets to total loans plus other real estate	.47%	.59%	.97%	1.18%	.98%
Net interest lost on nonperforming loans	$30	$42	$67	$65	$63

Changes in Nonperforming Assets

	Commercial and	Retail and
(Dollars in Millions)	Commercial Real Estate	Residential Mortgages (c)	Total

Balance December 31, 2004	$619	$129	$748
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	397	101	498
Advances on loans	35	—	35

Total additions	432	101	533
Reductions in nonperforming assets
Paydowns, payoffs	(265)	(29)	(294)
Net sales	(78)	—	(78)
Return to performing status	(66)	(11)	(77)
Charge-offs (b)	(185)	(3)	(188)

Total reductions	(594)	(43)	(637)

Net additions (reductions) in nonperforming assets	(162)	58	(104)

Balance December 31, 2005	$457	$187	$644

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(c)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. BANCORP  37

interest rate or repayment terms to maximize the Company’s collection of its balance. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreement, has been demonstrated over several payment cycles. Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.
     The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent
			of Ending Loan
	Amount		Balances

December 31
(Dollars in Millions)	2005	2004	2005	2004

Commercial	$6	$14	.01%	.03%
Residential mortgages	59	44	.28	.29
Credit card	218	138	3.05	2.09
Other retail	32	31	.08	.08

Total	$315	$227	.23%	.18%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $685 million in 2005, compared with $767 million in 2004 and $1,252 million in 2003. The ratio of total loan net charge-offs to average loans was .51 percent in 2005, compared with .63 percent in 2004 and 1.06 percent in 2003. The overall level of net charge-offs in 2005 and 2004 reflected improving economic conditions and the Company’s efforts to reduce the overall risk profile of the portfolio through ongoing improvement in collection efforts underwriting and risk management. These factors have resulted in improving credit quality, lower gross charge-offs and high levels of commercial loan recoveries.

     Commercial and commercial real estate loan net charge-offs for 2005 were $90 million (.13 percent of average loans outstanding), compared with $196 million (.29 percent of average loans outstanding) in 2004 and $609 million (.89 percent of average loans outstanding) in 2003. The year-over-year improvement in net charge-offs was broad-based across most industries within the commercial loan portfolio. The Company anticipates commercial loan recoveries will decline somewhat over the next several quarters causing commercial loan net charge-offs to stabilize or slightly increase in 2006. The decrease in commercial and commercial real estate loan net charge-offs in 2004, when compared with 2003, was broad-based and extended across most industries within the commercial loan portfolio and reflected higher levels of commercial loan recoveries principally within the Wholesale Banking line of business.
     Retail loan net charge-offs in 2005 were $559 million (1.26 percent of average loans outstanding), compared with $542 million (1.32 percent of average loans outstanding) in 2004 and $616 million (1.61 percent of average loans outstanding) in 2003. Higher levels of retail loan net charge-offs in 2005, compared with 2004, reflected approximately $56 million of charge-offs related to the new bankruptcy legislation. The Company anticipates that the higher level of

Table 15	NET CHARGE-OFFS AS A PERCENT OF AVERAGE LOANS OUTSTANDING

Year Ended December 31	2005	2004	2003	2002	2001

Commercial
Commercial	.12%	.29%	1.34%	1.29%	1.62%
Lease financing	.85	1.42	1.65	2.67	1.95

Total commercial	.20	.43	1.38	1.46	1.66

Commercial real estate
Commercial mortgages	.03	.09	.14	.17	.22
Construction and development	(.04)	.13	.16	.11	.17

Total commercial real estate	.01	.10	.14	.15	.20

Residential mortgages	.20	.20	.23	.23	.15

Retail
Credit card	4.20	4.14	4.62	4.97	4.80
Retail leasing	.35	.59	.86	.72	.64
Home equity and second mortgages	.46	.54	.70	.73	.85
Other retail	1.20	1.21	1.60	2.11	2.16

Total retail	1.26	1.32	1.61	1.85	1.94

Total loans (a)	.51%	.63%	1.06%	1.20%	1.31%

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses was reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,876 million (1.59 percent of average loans) for the year ended December 31, 2001.

38  U.S. BANCORP

bankruptcy filings that occurred in late 2005 will result in lower bankruptcy filings through the first half of 2006 before returning to more normalized levels. Lower levels of retail loan net charge-offs in 2004, compared with 2003, principally reflected changes by the Company in underwriting, ongoing collection efforts and other risk management activities. The decline also reflected lower delinquency ratios from 2003 as the economy continued to improve.
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
     The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch related loans:

	Average Loan		Percent of
	Amount		Average Loans
Year Ended December 31
(Dollars in Millions)	2005	2004	2005	2004

Consumer Finance (a)
Residential mortgages	$5,947	$4,531	.52%	.44%
Home equity and second mortgages	2,431	2,412	1.81	2.07
Other retail	393	414	5.09	5.07

Traditional Branch
Residential mortgages	$12,089	$9,791	.04%	.09%
Home equity and second mortgages	12,514	11,628	.19	.22
Other retail	15,165	14,007	1.10	1.10

Total Company
Residential mortgages	$18,036	$14,322	.20%	.20%
Home equity and second mortgages	14,945	14,040	.46	.54
Other retail	15,558	14,421	1.20	1.21

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

U.S. BANCORP  39

Table 16	SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

(Dollars in Millions)	2005	2004	2003	2002	2001

Balance at beginning of year	$2,269	$2,369	$2,422	$2,457	$1,787

Charge-offs
Commercial
Commercial	140	244	556	559	779
Lease financing	76	110	139	189	144

Total commercial	216	354	695	748	923
Commercial real estate
Commercial mortgages	16	29	44	41	50
Construction and development	3	13	13	9	13

Total commercial real estate	19	42	57	50	63
Residential mortgages	39	33	30	23	16
Retail
Credit card	313	282	282	305	294
Retail leasing	38	49	57	45	34
Home equity and second mortgages	83	89	105	108	113
Other retail	241	225	268	312	329

Total retail	675	645	712	770	770

Total charge-offs	949	1,074	1,494	1,591	1,772

Recoveries
Commercial
Commercial	95	144	70	67	61
Lease financing	34	41	55	40	30

Total commercial	129	185	125	107	91
Commercial real estate
Commercial mortgages	10	11	16	9	9
Construction and development	6	4	2	2	1

Total commercial real estate	16	15	18	11	10
Residential mortgages	3	4	3	4	3
Retail
Credit card	35	30	27	25	23
Retail leasing	12	10	7	6	5
Home equity and second mortgages	15	13	12	11	13
Other retail	54	50	50	54	80

Total retail	116	103	96	96	121

Total recoveries	264	307	242	218	225

Net Charge-offs
Commercial
Commercial	45	100	486	492	718
Lease financing	42	69	84	149	114

Total commercial	87	169	570	641	832
Commercial real estate
Commercial mortgages	6	18	28	32	41
Construction and development	(3)	9	11	7	12

Total commercial real estate	3	27	39	39	53
Residential mortgages	36	29	27	19	13
Retail
Credit card	278	252	255	280	271
Retail leasing	26	39	50	39	29
Home equity and second mortgages	68	76	93	97	100
Other retail	187	175	218	258	249

Total retail	559	542	616	674	649

Total net charge-offs	685	767	1,252	1,373	1,547

Provision for credit losses	666	669	1,254	1,349	2,529
Losses from loan sales/transfers (a)	—	—	—	—	(329)
Acquisitions and other changes	1	(2)	(55)	(11)	17

Balance at end of year	$2,251	$2,269	$2,369	$2,422	$2,457

Components
Allowance for loan losses	$2,041	$2,080	$2,184
Liability for unfunded credit commitments	210	189	185

Total allowance for credit losses	$2,251	$2,269	$2,369

Allowance for credit losses as a percentage of
Period-end loans	1.63%	1.80%	2.00%	2.08%	2.15%
Nonperforming loans	414	355	232	196	245
Nonperforming assets	350	303	206	176	219
Net charge-offs (a)	329	296	189	176	159

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of the transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses was reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,876 million for the year ended 2001. Additionally, the allowance as a percent of net charge-offs would have been 131 percent for the year ended December 31, 2001.

40  U.S. BANCORP

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

     At December 31, 2005, the allowance for credit losses was $2,251 million (1.63 percent of loans). This compares with an allowance of $2,269 million (1.80 percent of loans) at December 31, 2004, and $2,369 million (2.00 percent of loans) at December 31, 2003. The ratio of the allowance for credit losses to nonperforming loans was 414 percent at year-end 2005, compared with 355 percent at year-end 2004 and 232 percent at year-end 2003. The ratio of the allowance for credit losses to loan net charge-offs was 329 percent at year-end 2005, compared with 296 percent at year-end 2004 and 189 percent at year-end 2003. Management determined that the allowance for credit losses was adequate at December 31, 2005.
     Several factors were taken into consideration in evaluating the allowance for credit losses at December 31, 2005, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due and delinquency ratios compared with December 31, 2004. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to other borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages balances, and their relative credit risks were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio. Management determines the allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. On an ongoing basis, management evaluates its methods for determining the allowance for each element of the portfolio and makes enhancements considered appropriate. Table 17 shows the amount of the allowance for credit losses by portfolio category.
     The allowance recorded for commercial and commercial real estate loans is based on a regular review of individual credit relationships. The Company’s risk rating process is an integral component of the methodology utilized to determine these elements of the allowance for credit losses. An allowance for credit losses is established for pools of commercial and commercial real estate loans and unfunded commitments based on the risk ratings assigned. An analysis of the migration of commercial and commercial real estate loans and actual loss experience throughout the business cycle is also conducted quarterly to assess the exposure for credits with similar risk characteristics. In addition to its risk rating process, the Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial and commercial real estate loan portfolios, including impaired commercial and commercial real estate loans, was $929 million at December 31, 2005, compared with $941 million and $1,015 million at December 31, 2004 and 2003, respectively. The decline in the allowance for commercial and commercial real estate loans of $12 million at December 31, 2005, compared with December 31, 2004, reflected a $21 million reduction related to changes in loss severity rates, offset somewhat by the impact of growth in the portfolios and a $9 million increase related to changes in risk classifications.
     The allowance recorded for the residential mortgages and retail loan portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous group of loans. Based on this information and analysis, an allowance was established approximating a rolling twelve-month estimate of net charge-offs. The allowance established for residential mortgages was $39 million at December 31, 2005, compared with $33 million at December 31, 2004 and 2003, respectively. The increase in the allowance for the residential mortgage portfolio year-over-year was primarily due to growth of the portfolio during 2005. The allowance established for retail loans was $558 million at December 31, 2005, compared with $610 million and $651 million at December 31, 2004 and 2003, respectively. The decline in the allowance for the retail portfolio in 2005 reflected improved credit quality favorably impacting inherent loss ratios and declining delinquency trends, partially offset by the impact of portfolio growth.

U.S. BANCORP  41

     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of these subjective factors, the process utilized to determine each element of the allowance for credit losses by specific loan category has some imprecision. As such, the Company estimates a range of inherent losses in the portfolio based on statistical analyses and management judgment, and maintains an “allowance available for other factors” that is related to but not allocated to a specific loan category. A statistical analysis attempts to measure the extent of imprecision by determining the volatility of losses over time across loan categories. Also, management judgmentally considers loan concentrations, risks associated with specific industries, the stage of the business cycle, economic conditions and other qualitative factors. Based on this process, the amount of the allowance available for other factors was $725 million at December 31, 2005, compared with $685 million at December 31, 2004, and $670 million at December 31, 2003. At December 31, 2005, approximately $592 million was related to estimated imprecision as described above. Of this amount, commercial and commercial real estate represented approximately 68 percent while residential and retail loans represented approximately 32 percent. The remaining allowance available for other factors of $133 million was related to concentration risk, including risks associated with the sluggish airline industry, relative size of the consumer finance and commercial real estate portfolios, highly leveraged enterprise-value credits, uncertainty regarding credit card losses during the transition to higher minimum balance payments and other qualitative factors. Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings or the credit portfolio.
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

Table 17	ELEMENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	Allowance Amount					Allowance as a Percent of Loans

December 31 (Dollars in Millions)	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001

Commercial
Commercial	$656	$664	$696	$776	$1,068	1.73%	1.89%	2.08%	2.12%	2.64%
Lease financing	105	106	90	108	108	2.06	2.14	1.80	2.01	1.84

Total commercial	761	770	786	884	1,176	1.77	1.92	2.04	2.11	2.54

Commercial real estate
Commercial mortgages	115	131	170	153	177	.57	.64	.82	.75	.94
Construction and development	53	40	59	53	76	.65	.55	.89	.81	1.15

Total commercial real estate	168	171	229	206	253	.59	.62	.84	.77	1.00

Residential mortgages	39	33	33	34	22	.19	.21	.25	.35	.28

Retail
Credit card	284	283	268	272	295	3.98	4.29	4.52	4.80	5.01
Retail leasing	24	44	47	44	39	.33	.61	.78	.77	.79
Home equity and second mortgages	62	88	101	115	88	.41	.59	.76	.85	.72
Other retail	188	195	235	269	283	1.16	1.34	1.70	2.11	2.39

Total retail	558	610	651	700	705	1.22	1.41	1.67	1.86	2.02

Total allocated allowance	1,526	1,584	1,699	1,824	2,156	1.11	1.26	1.43	1.57	1.89
Available for other factors	725	685	670	598	301	.52	.54	.57	.51	.26

Total allowance	$2,251	$2,269	$2,369	$2,422	$2,457	1.63%	1.80%	2.00%	2.08%	2.15%

42  U.S. BANCORP

lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds under this insurance program if, in the aggregate, there is a net loss for such period. In addition, the Company obtains separate residual value insurance for all vehicles at lease inception where end of lease term settlement is based solely on the residual value of the individual leased vehicles. Under this program, the potential recovery is computed for each individual vehicle sold and does not allow the insurance carrier to offset individual determined losses with gains from other leases. This individual vehicle coverage is included in the calculation of minimum lease payments when making the capital lease assessment. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.
     Included in the retail leasing portfolio was approximately $4.3 billion of retail leasing residuals at December 31, 2005, compared with $4.0 billion at December 31, 2004. The Company monitors concentrations of leases by manufacturer and vehicle “make and model.” At year-end 2005, no vehicle-type concentration exceeded five percent of the total number of vehicles in the aggregate portfolio. Because retail residual valuations tend to be less volatile for longer-term leases, relative to the estimated residual at inception of the lease, the Company actively manages lease origination production to achieve a longer-term portfolio. At December 31, 2005, the weighted-average origination term of the portfolio was 51 months. Since early 2003, the wholesale market for used vehicles has been in a period of sustained recovery, resulting in the improvement of residual values. Within vehicle categories, wholesale values for automobiles have performed better than trucks, experiencing an increase in average wholesale prices of 13.6 percent during 2005, while trucks have seen an increase of 2.8 percent. The smaller increase in truck values is attributed to a market decline in demand for full size, midsize, and luxury sport utility vehicles. These models have not experienced price increases as great as automobiles due to the impact of higher gas prices on consumer buying patterns, an oversupply in the marketplace, and the emergence of the crossover segments. The improvement in the used car marketplace combined with the mix of the Company’s lease residual portfolio have reduced the exposure to retail lease residual impairments relative to a year ago.
     At December 31, 2005, the commercial leasing portfolio had $678 million of residuals, compared with $769 million at December 31, 2004. At year-end 2005, lease residuals related to trucks and other transportation equipment were 25.1 percent of the total residual portfolio. Railcars represented 17.7 percent of the aggregate portfolio, while business and office equipment and aircraft were 17.2 percent and 16.6 percent, respectively. No other significant concentrations of more than 10 percent existed at December 31, 2005. In 2005, residual values in general improved or remained stable. The transportation industry residual values improved for marine, rail and corporate aircraft. Commercial aircraft continues to experience lower values due to the abundance of supply and technological efficiencies on newer models.

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

U.S. BANCORP  43

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

Interest Rate Risk Management In the banking industry, changes in interest rates is a significant risk that can impact earnings, market valuations and safety and soundness of an entity. To minimize the volatility of net interest income and of the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with ALPC management policies, including interest rate risk exposure. The Company uses Net Interest Income Simulation Analysis and Market Value of Equity Modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on rate sensitive income and net interest income is simulation analysis. The monthly analysis incorporates substantially all of the Company’s assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on interest rate sensitive income of a 300 basis point upward or downward gradual change of market interest rates over a one-year period. The simulations also estimate the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. These simulations include assumptions about how the balance sheet is likely to be affected by changes in loan and deposit growth. Assumptions are made to project interest rates for new loans and deposits based on historical analysis, management’s outlook and repricing strategies. These assumptions are validated on a periodic basis. A sensitivity analysis is provided for key variables of the simulation. The results are reviewed by ALPC monthly and are used to guide asset/liability management strategies.

     The table on page 45 summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At December 31, 2005, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. Rate sensitive income includes net interest income as well as other income items that are sensitive to interest rates, including asset management fees, mortgage banking and the impact from compensating deposit balances. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and

44  U.S. BANCORP

deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. ALPC policy guidelines limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted interest rate sensitive income over the succeeding 12 months. At December 31, 2005 and 2004, the Company was within its policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at December 31, 2005. The up 200 basis point scenario resulted in a 6.8 percent decrease in the market value of equity at December 31, 2005, compared with a 2.7 percent decrease at December 31, 2004. The down 200 basis point scenario resulted in a 4.1 percent decrease in the market value of equity at December 31, 2005, compared with a 4.2 percent decrease at December 31, 2004. At December 31, 2005 and 2004, the Company was within its policy guidelines.

     The valuation analysis is dependent upon certain key assumptions about the nature of assets and liabilities with non-contractual maturities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide asset/liability management strategies. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.61 years at December 31, 2005, compared with 1.63 years at December 31, 2004. The duration of liabilities was 1.57 years at December 31, 2005, compared with 1.89 years at December 31, 2004. At December 31, 2005, the duration of equity was 1.84 years, compared with ..12 years at December 31, 2004. The increased duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates.

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

Sensitivity of Net Interest Income and Rate Sensitive Income:

	December 31, 2005				December 31, 2004

	Down 50	Up 50	Down 300	Up 300	Down 50	Up 50	Down 300	Up 300
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	.66%	(.73)%	(.30)%	(2.58)%	(.49)%	.04%	*%	(.19)%
Rate sensitive income	.73%	(.89)%	(.21)%	(3.03)%	(.40)%	(.13)%	*%	(.69)%

*	Due to the level of interest rates at December 31, 2004, a downward 300 basis point scenario could not be computed.

U.S. BANCORP  45

     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $30.2 billion of total notional amount of asset and liability management derivative positions at December 31, 2005, $27.4 billion was designated as either fair value or cash flow hedges, or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
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

Table 18	Derivative Positions

Asset and Liability Management Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2005								Fair	Maturity
(Dollars in Millions)	2006	2007	2008	2009	2010	Thereafter	Total	Value	In Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$800	$3,970	$3,750	$1,750	$500	$5,600	$16,370	$(82)	7.79
Weighted-average
Receive rate	3.82%	4.22%	3.98%	4.62%	4.56%	6.15%	4.86%
Pay rate	4.36	4.34	4.32	4.41	4.46	4.77	4.49
Pay fixed/receive floating swaps
Notional amount	$4,450	$3,600	$1,000	$—	$—	$113	$9,163	$139	1.33
Weighted-average
Receive rate	4.32%	4.29%	4.37%	—%	—%	4.46%	4.32%
Pay rate	2.95	3.42	3.75	—	—	4.91	3.24
Futures and forwards
Buy	$104	$—	$—	$—	$—	$—	$104	$—	.07
Sell	2,669	—	—	—	—	—	2,669	(15)	.09
Options
Written	$1,086	$—	$—	$—	$—	$—	$1,086	$3	.08

Foreign exchange contracts
Cross-currency swaps
Notional amount	$—	$—	$—	$—	$—	$387	$387	$11	9.61
Weighted average
Receive rate	—%	—%	—%	—%	—%	3.80%	3.80%
Pay rate	—	—	—	—	—	4.46	4.46
Forwards	$404	$—	$—	$—	$—	$—	$404	$7	.05
Equity contracts	$—	$—	$—	$42	$—	$—	$42	$3	3.29

Customer-related Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2005								Fair	Maturity
(Dollars in Millions)	2006	2007	2008	2009	2010	Thereafter	Total	Value	In Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$1,060	$1,184	$1,653	$959	$1,410	$3,487	$9,753	$(69)	5.25
Pay fixed/receive floating swaps
Notional amount	1,055	1,163	1,633	960	1,403	3,493	9,707	121	5.25
Options
Purchased	239	642	191	165	179	37	1,453	6	2.26
Written	239	642	191	165	179	37	1,453	(5)	2.26
Risk participation agreements
Purchased	5	35	3	21	6	73	143	—	8.02
Written	22	3	25	17	43	59	169	—	4.64

Foreign exchange rate contracts
Forwards, spots and swaps
Buy	$1,810	$111	$45	$39	$37	$—	$2,042	$77	.43
Sell	1,778	118	46	39	37	—	2,018	(73)	.46
Options
Purchased	56	—	—	—	—	—	56	1	.24
Written	56	—	—	—	—	—	56	(1)	.24

46  U.S. BANCORP

operations, the Company held $1.1 billion of forward commitments to sell mortgage loans and $1.1 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 18.
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
     At December 31, 2005, the Company had $10 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. The unrealized losses will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the next 12 months is $26 million.
     Gains or losses on customer-related derivative positions were not material in 2005. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $4 million in 2005, compared with an increase of $1 million in 2004. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was a decrease of $2 million in 2005.
     The Company may enter into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for 2005 was not material.
     Table 18 summarizes information on the Company’s derivative positions at December 31, 2005. Refer to Notes 1 and 21 of the Notes to Consolidated Financial Statements for significant accounting policies and additional information regarding the Company’s use of derivatives.

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $20 million at December 31, 2005 and 2004. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $1 million at December 31, 2005, and $2 million at December 31, 2004.

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

U.S. BANCORP  47

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
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On January 27, 2006, Standard & Poor’s Rating Services upgraded the Company’s credit ratings to AA-/A-1+. Standard & Poor’s also upgraded the Company’s primary banking subsidiaries to an AA long-term debt rating. At January 27, 2006, the credit ratings outlook for the Company was considered “Stable” by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings. The debt ratings noted in Table 19, upgraded for the Standard & Poor’s January of 2006 upgrade, reflect the rating agencies’ recognition of the Company’s sector-leading core earnings performance and lower credit risk profile.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At December 31, 2005, parent company long-term debt outstanding was $10.9 billion, compared with $6.9 billion at December 31, 2004. The $4.0 billion increase was primarily due to issuances of convertible senior debentures of $4.5 billion, medium-term notes of $.5 billion and junior subordinated debentures of $1.0 billion, offset by long-term debt maturities and repayments during 2005. Total parent company debt scheduled to mature in 2006 is $626 million. These debt obligations may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.0 billion at December 31, 2005. For further information, see Note 24 of the Notes to Consolidated Financial Statements.
     Refer to Table 20 for further information on significant contractual obligations at December 31, 2005.

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

Table 19	DEBT RATINGS

Standard &
	Moody’s	Poor’s	Fitch

U.S. Bancorp
Short-term borrowings			F1+
Senior debt and medium-term notes	Aa2	AA-	AA-
Subordinated debt	Aa3	A+	A+
Preferred stock	A1	A	A+
Commercial paper	P-1	A-1+	F1+

U.S. Bank National Association
Short-term time deposits	P-1	A-1+	F1+
Long-term time deposits	Aa1	AA	AA
Bank notes	Aa1/P-1	AA/A-1+	AA-/F1+
Subordinated debt	Aa2	AA-	A+
Commercial paper	P-1	A-1+	F1+

48  U.S. BANCORP

extent of these arrangements are provided in Note 23 of the Notes to Consolidated Financial Statements.
     Asset securitizations and conduits represent a source of funding for the Company through off-balance sheet structures. Credit, liquidity, operational and legal structural risks exist due to the nature and complexity of asset securitizations and other off-balance sheet structures. ALPC regularly monitors the performance of each off-balance sheet structure in an effort to minimize these risks and ensure compliance with the requirements of the structures. The Company utilizes its credit risk management systems to evaluate the credit quality of underlying assets and regularly forecasts cash flows to evaluate any potential impairment of retained interests. Also, regulatory guidelines require consideration of asset securitizations in the determination of risk-based capital ratios. The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources.
     The Company sponsors an off-balance sheet conduit, a qualified special purpose entity (“QSPE”), to which it transferred high-grade investment securities, funded by the issuance of commercial paper. Because QSPE’s are exempt from consolidation under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company does not consolidate the conduit structure in its financial statements. The conduit held assets of $3.8 billion at December 31, 2005, and $5.7 billion at December 31, 2004. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $3.8 billion at December 31, 2005, and $5.7 billion at December 31, 2004. The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $20 million and $32 million at December 31, 2005 and 2004, respectively. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $28 million and $57 million at December 31, 2005 and 2004, respectively.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 90 percent of earnings in 2005. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $20.1 billion at December 31, 2005, compared with $19.5 billion at December 31, 2004. The increase was the result of corporate earnings, offset by share repurchases and dividends.

     On December 20, 2005, the Company increased its dividend rate per common share by 10 percent, from $.30 per quarter to $.33 per quarter. On December 21, 2004, the Company increased its dividend rate per common share by 25.0 percent, from $.24 per quarter to $.30 per quarter.
     On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock over the following 24 months. In 2004, the Company repurchased 89 million shares of common stock under the December 2003 plan. On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the

Table 20	CONTRACTUAL OBLIGATIONS

	Payments Due By Period

		Over One	Over Three
	One Year	Through	Through	Over Five
(Dollars in Millions)	or Less	Three Years	Five Years	Years	Total

Contractual Obligations
Long-term debt (a)	$7,690	$12,874	$3,499	$13,006	$37,069
Capital leases	5	7	6	12	30
Operating leases	171	299	227	461	1,158
Purchase obligations	135	136	19	—	290
Benefit obligations (b)	37	78	78	193	386

Total	$8,038	$13,394	$3,829	$13,672	$38,933

(a)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.
(b)	Amounts only include obligations related to the unfunded non-qualified pension plan and post-retirement medical plans.

U.S. BANCORP  49

next 24 months. This new authorization replaced the December 16, 2003, authorization. During 2004, the Company purchased 5 million shares of common stock under the plan. The average price paid for the 94 million shares repurchased during 2004 was $28.34 per share. In 2005, the Company purchased 62 million shares under the 2004 plan. The average price paid for the shares repurchased in 2005 was $29.37 per share. For a complete analysis of activities impacting shareholders’ equity and capital management programs, refer to Note 16 of the Notes to Consolidated Financial Statements.
     The following table provides a detailed analysis of all shares repurchased under this authorization during the fourth quarter of 2005:

	Number of	Average	Remaining Shares
	Shares	Price Paid	Available to be
Time Period	Purchased (a)	Per Share	Purchased

October	2,188,324	$28.16	89,927,218
November	1,581,814	29.93	88,345,404
December	4,860,184	30.65	83,485,220

Total	8,630,322	$29.89	83,485,220

(a)	All shares purchased during the fourth quarter of 2005 were purchased under the publicly announced December 21, 2004, repurchase authorization.

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

     Table 21 provides a summary of capital ratios as of December 31, 2005 and 2004, including Tier 1 and total risk-based capital ratios, as defined by the regulatory agencies. During 2006, the Company expects to target capital level ratios of 8.5 percent Tier 1 capital and 12.0 percent total risk-based capital on a consolidated basis.

FOURTH QUARTER SUMMARY

The Company reported net income of $1,143 million for the fourth quarter of 2005, or $.62 per diluted share, compared with $1,056 million, or $.56 per diluted share, for the fourth quarter of 2004. Return on average assets and return on average equity were 2.18 percent and 22.6 percent, respectively, for the fourth quarter of 2005, compared with returns of 2.16 percent and 21.2 percent, respectively, for the fourth quarter of 2004. The Company’s results for the fourth quarter of 2005 improved over the same period of 2004, as net income rose by $87 million (8.2 percent), primarily due to growth in fee-based products and services and a debt restructuring charge taken in the fourth quarter of 2004, partially offset by a release of the loan loss allowance in the fourth quarter of 2004. In addition, income tax expense was lower in the fourth quarter of 2005, driven by the timing of investments that generate incremental tax credits. In addition, the Company’s

Table 21	REGULATORY CAPITAL RATIOS

At December 31 (Dollars in Millions)	2005	2004

U.S. Bancorp
Tangible common equity	$11,873	$11,950
As a percent of tangible assets	5.9%	6.4%
Tier 1 capital	$15,145	$14,720
As a percent of risk-weighted assets	8.2%	8.6%
As a percent of adjusted quarterly average assets (leverage ratio)	7.6%	7.9%
Total risk-based capital	$23,056	$22,352
As a percent of risk-weighted assets	12.5%	13.1%
Bank Subsidiaries
U.S. Bank National Association
Tier 1 capital	6.5%	6.5%
Total risk-based capital	10.7	10.9
Leverage	5.9	5.9
U.S. Bank National Association ND
Tier 1 capital	12.9%	12.7%
Total risk-based capital	17.0	17.2
Leverage	11.2	10.8

Bank Regulatory Capital Requirements	Minimum	Well- Capitalized

Tier 1 capital	4.0%	6.0%
Total risk-based capital	8.0	10.0
Leverage	4.0	5.0

50  U.S. BANCORP

results reflect an $81 million favorable change in the valuation of MSRs, due to changing longer-term interest rates. These favorable changes were partially offset by higher securities losses of $28 million compared with the fourth quarter of 2004 and additional bankruptcy-related credit losses of approximately $56 million in the fourth quarter of 2005.
     Total net revenue, on a taxable-equivalent basis for the fourth quarter of 2005, was $96 million (3.0 percent) higher than the fourth quarter of 2004, primarily reflecting a 7.7 percent increase in noninterest income due to 9.5 percent growth in fee-based revenue across the majority of fee categories and expansion in payment processing businesses. This was partially offset by the increase in securities losses compared with the fourth quarter of 2004 driven by asset/liability risk management decisions given the flatter yield curve and continued growth in fixed-rate loan products.
     Fourth quarter net interest income, on a taxable-equivalent basis was $1,785 million, compared with $1,800 million in the fourth quarter of 2004. Average earning assets increased by $12.2 billion (7.1 percent), primarily driven by a $5.3 billion (35.1 percent) increase in residential mortgages, a $3.6 billion (8.9 percent) increase in total commercial loans and a $2.7 billion (6.3 percent) increase in total retail loans. The positive impact to net interest income from the growth in earning assets was offset by a lower net interest margin. The net interest margin for the fourth quarter of 2005 was 3.88 percent, compared with 4.20 percent in the fourth quarter of 2004. The decline in net interest margin reflected the current lending environment, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Since the fourth quarter of 2004, credit spreads have tightened by approximately 25 basis points across most lending products due to competitive pricing, growth in noninterest-bearing corporate payment card balances and a change in mix due to growth in lower-spread, fixed-rate credit products. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases and asset/liability decisions designed to minimize the Company’s rate sensitivity position, including an 18.3 percent reduction in the net receive fixed swap position since December 31, 2004. An increase in the margin benefit of net free funds and loan fees partially offset these factors.
     Noninterest income in the fourth quarter of 2005 was $1,546 million, compared with $1,435 million in the same period of 2004. The $111 million (7.7 percent) increase was driven by favorable variances in the majority of fee income categories, partially offset by a $28 million reduction in net securities gains (losses). Credit and debit card revenue and corporate payment products revenue were both higher in the fourth quarter of 2005 than the fourth quarter of 2004 by $13 million and $25 million, or 7.1 percent and 24.8 percent, respectively. The growth in credit and debit card revenue was primarily driven by higher transaction volumes. The corporate payment products revenue growth reflected growth in sales, card usage, rate changes and the

Table 22	FOURTH QUARTER SUMMARY

	Three Months Ended
	December 31,

(In Millions, Except Per Share Data)	2005	2004

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,785	$1,800
Noninterest income	1,595	1,456
Securities gains (losses), net	(49)	(21)

Total net revenue	3,331	3,235
Noninterest expense	1,464	1,579
Provision for credit losses	205	64

Income before taxes	1,662	1,592
Taxable-equivalent adjustment	10	8
Applicable income taxes	509	528

Net income	$1,143	$1,056

Per Common Share
Earnings per share	$.63	$.57
Diluted earnings per share	.62	.56
Dividends declared per share	.33	.30
Average common shares outstanding	1,816	1,865
Average diluted common shares outstanding	1,841	1,894

Financial Ratios
Return on average assets	2.18%	2.16%
Return on average equity	22.6	21.2
Net interest margin (taxable-equivalent basis)	3.88	4.20
Efficiency ratio (b)	43.3	48.5

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. BANCORP  51

acquisition of a small aviation card business. ATM processing services revenue was higher by $18 million (41.9 percent) in the fourth quarter of 2005 than the same quarter of the prior year, primarily due to the expansion of the ATM business in May of 2005. Merchant processing services revenue was higher in the fourth quarter of 2005 than the same quarter of 2004 by $13 million (7.2 percent), reflecting an increase in sales volume and new business. Trust and investment management fees increased $17 million (7.1 percent) year-over-year, primarily due to improved equity market conditions and account growth. Deposit service charges increased year-over-year by $26 million (12.3 percent) due to account growth and transaction-related activities. Mortgage banking revenue was higher in the fourth quarter of 2005 than the same quarter of 2004 by $13 million (13.5 percent), due to higher production volumes and increased servicing income. Other income was higher by $27 million (18.9 percent), primarily due to higher income from equity and other investments relative to the same quarter of 2004. Partially offsetting these positive variances, year-over-year, were reductions in commercial products revenue and treasury management fees, which declined by $7 million (6.5 percent) and $6 million (5.5 percent), respectively. The decrease in commercial products revenue was due to reductions in loan-related fees and international product revenue. Treasury management fees declined due to higher earnings credits on customers’ compensating balances relative to a year ago, reflecting rising interest rates, partially offset by growth in treasury management-related activities.
     Noninterest expense was $1,464 million in the fourth quarter of 2005, a decrease of $115 million (7.3 percent) from the fourth quarter of 2004. The decrease in expense year-over-year included the $113 million charge related to the prepayment of the Company’s long-term debt in the prior year and the $81 million favorable change in the MSR valuation. Compensation expense was higher year-over-year by $22 million (3.8 percent), principally due to business expansion, including in-store branches, the Company’s payment processing businesses and other growth initiatives. Employee benefits increased year-over-year by $3 million (3.1 percent), primarily as a result of higher payroll taxes, 401(k) costs and other benefits. Marketing and business development expense increased $15 million (30.6 percent) due to the timing of payment processing business program initiatives in 2005. Technology and communications expense rose by $13 million (11.2 percent), reflecting depreciation of technology investments, network costs associated with expansion of the payment processing businesses and higher outside data processing expense principally associated with expanding a prepaid gift program. Other expense increased in the fourth quarter of 2005 from the same quarter of 2004 by $20 million (10.5 percent), primarily due to the $35 million incremental impact from amortization of investments in tax-advantaged projects.
     The provision for credit losses for the fourth quarter of 2005 was $205 million, an increase of $141 million from the fourth quarter of 2004. The increase in the provision for credit losses year-over-year reflected a $56 million provision in the fourth quarter of 2005 related to charge-offs related to new bankruptcy legislation and a reduction in the allowance for credit losses of $99 million in the fourth quarter of 2004. Net charge-offs in the fourth quarter of 2005 were $213 million, compared with net charge-offs of $163 million during the fourth quarter of 2004.
     The provision for income taxes for the fourth quarter of 2005 declined to an effective tax rate of 30.8 percent from an effective tax rate of 33.3 percent in the fourth quarter of 2004. The decline primarily reflected the Company’s decision to increase tax-advantaged investments and the timing of making these investments. The Company expects its effective tax rate to approximate 33 percent in future periods.

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

Basis of Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as Private Client, Trust and Asset Management, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements. Interest income and expense is determined based on the assets and liabilities managed by

52  U.S. BANCORP

the business line. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities, respectively, using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Operating losses are charged to the line of business when the loss event is realized in a manner similar to a loan charge-off. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services primarily measured by the volume of customer activities, number of employees or other relevant factors. These allocated expenses are reported as net shared services expense within noninterest expense. Certain activities that do not directly support the operations of the lines of business or for which the line of business is not considered accountable are not charged to the lines of business. The income or expenses associated with these corporate activities is reported within the Treasury and Corporate Support line of business. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management and Payment Services lines of business is based on net charge-offs, while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2005, certain organization and methodology changes were made and, accordingly, 2004 results were restated and presented on a comparable basis. Due to organizational and methodology changes, the Company’s basis of financial presentation differed in 2003. The presentation of comparative business line results for 2003 is not practical and has not been provided.

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $1,063 million of the Company’s net income in 2005, an increase of $79 million (8.0 percent), compared with 2004. The increase was primarily driven by growth in total net revenue and reductions in total noninterest expense and the provision for credit losses.

     Total net revenue increased $71 million (3.0 percent) in 2005, compared with 2004. Net interest income, on a taxable-equivalent basis, increased $63 million (4.0 percent) in 2005, compared with 2004, driven by growth in average loan balances of approximately $2.6 billion and wider spreads on deposits due to the funding benefit associated with the impact of rising interest rates, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was driven by stronger commercial loan demand beginning in late 2004 and continuing throughout 2005. Total deposits increased year-over-year, driven by growth in time deposits, partially offset by decreases in noninterest-bearing and interest checking deposits. Average savings products balances in 2005 were also lower than 2004. The shift in mix of deposits is partially due to the result of deposit pricing by the Company for money market products in relation to other fixed-rate deposits offered. The $8 million (1.0 percent) increase in noninterest income in 2005, compared with 2004, was due to higher revenue from equity investments, partially offset by reductions in treasury management fees and other commercial loan fees. Treasury management fees declined due to higher earnings credits on customers’ compensating balances, partially offset by growth in treasury management-related activities.
     Noninterest expense decreased $7 million (.8 percent) in 2005 compared to 2004, due to reductions in net shared services, fraud losses and other loan expenses, partially offset by an increase in personnel expenses.
     The provision for credit losses decreased $46 million in 2005, compared with 2004. The favorable change in the provision for credit losses during 2005, was due to improving credit quality in the commercial loan portfolio resulting in net recoveries of $24 million in 2005, compared with net charge-offs of $22 million in 2004. Nonperforming assets within Wholesale Banking were $242 million at December 31, 2005, compared with $387 million at December 31, 2004. Nonperforming assets as a percentage of end-of-period loans were ..54 percent at December 31, 2005, compared with ..91 percent at December 31, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

U.S. BANCORP  53

Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, consumer finance, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $1,788 million of the Company’s net income in 2005, an increase of $315 million (21.4 percent), compared with 2004. While the retail banking business grew net income 23.6 percent in 2005, the contribution of the mortgage banking business declined 1.6 percent, compared with 2004.

     Total net revenue increased $495 million (8.9 percent) in 2005, compared with 2004. Net interest income, on a taxable-equivalent basis, increased $332 million in 2005, compared with 2004. The year-over-year increase in net interest income was due to strong growth in average loans and the funding benefit of deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing. The increase in average loan balances reflected growth in retail loans, residential mortgages, commercial loans and commercial real estate loans. Included within the retail loan category are second-lien home equity loans, installment loans and retail leases which had a growth rate of 6.6 percent, 10.1 percent and 10.4 percent, respectively, in 2005, compared with the prior year. Residential mortgages, including traditional residential mortgages and first-lien home equity loans, grew 26.2 percent in 2005, compared with 2004, reflecting the Company’s decision to retain adjustable-rate residential mortgages. The year-over-year decrease in average deposits of ..7 percent reflected a reduction in noninterest-bearing deposits and savings products, offset by growth in interest checking and time deposits. The decline in noninterest-bearing deposits in 2005, compared with the prior year, was primarily due to the Company’s decision to migrate $1.3 billion of certain high-value customer accounts to interest checking as an

Table 23	LINE OF BUSINESS FINANCIAL PERFORMANCE

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Year Ended December 31 (Dollars in Millions)	2005	2004	Change	2005	2004	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,645	$1,582	4.0%	$4,005	$3,673	9.0%
Noninterest income	825	811	1.7	2,056	1,893	8.6
Securities gains (losses), net	(4)	2	*	—	—	—

Total net revenue	2,466	2,395	3.0	6,061	5,566	8.9
Noninterest expense	803	808	(.6)	2,687	2,626	2.3
Other intangibles	16	18	(11.1)	253	248	2.0

Total noninterest expense	819	826	(.8)	2,940	2,874	2.3

Income before provision and income taxes	1,647	1,569	5.0	3,121	2,692	15.9
Provision for credit losses	(24)	22	*	311	376	(17.3)

Income before income taxes	1,671	1,547	8.0	2,810	2,316	21.3
Income taxes and taxable-equivalent adjustment	608	563	8.0	1,022	843	21.2

Net income	$1,063	$984	8.0	$1,788	$1,473	21.4

Average Balance Sheet Data
Commercial	$28,711	$26,271	9.3%	$8,652	$8,171	5.9%
Commercial real estate	15,697	15,538	1.0	11,549	10,973	5.2
Residential mortgages	63	67	(6.0)	17,569	13,921	26.2
Retail	34	49	(30.6)	34,106	31,325	8.9

Total loans	44,505	41,925	6.2	71,876	64,390	11.6
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	70	88	(20.5)	1,189	1,073	10.8
Assets	50,391	48,192	4.6	80,404	72,408	11.0
Noninterest-bearing deposits	12,189	12,473	(2.3)	13,232	14,213	(6.9)
Interest checking	3,085	3,380	(8.7)	17,301	15,087	14.7
Savings products	5,290	6,078	(13.0)	24,255	27,162	(10.7)
Time deposits	12,681	7,429	70.7	17,259	16,099	7.2

Total deposits	33,245	29,360	13.2	72,047	72,561	(.7)
Shareholders’ equity	5,085	5,034	1.0	6,531	6,272	4.1

* Not meaningful

54  U.S. BANCORP

enhancement to its Silver Elite Checking product in late 2004. The year-over-year increase in interest checking balances reflected this migration of the Silver Elite product and strong branch-based new account deposit growth. On a combined basis, the Consumer Banking line of business generated growth of $1.2 billion (4.2 percent) in average checking account balances in 2005, compared with 2004, driven by 6.1 percent growth in net new checking accounts. Offsetting this growth was a reduction in average savings balances of $2.9 billion (10.7 percent) from 2004, principally related to money market accounts. The decline reflected deposit pricing by the Company for money market products in relation to other fixed-rate deposits offered. Average time deposit balances grew $1.2 billion (7.2 percent) in 2005, compared with the prior year, as a portion of money market balances migrated to time deposit products.
     Fee-based noninterest income increased $163 million in 2005, compared with 2004, driven by strong deposit service charges and mortgage banking revenue growth, partially offset by lower treasury management fees. Deposit service charges were higher due to new account growth and higher transaction-related service activities. The growth in mortgage banking revenue was due to strong loan production generating origination fees and gains from production volumes and increased servicing income.
     Noninterest expense increased $66 million (2.3 percent) in 2005, compared with the prior year. The increase was primarily attributable to compensation and employee benefits expense, reflecting the impact of adding thirty-six in-store and thirteen traditional branches during 2005 and production-based incentives.
     The provision for credit losses decreased $65 million in 2005, compared with 2004. The improvement was primarily attributable to strong credit quality during the year. As a percentage of average loans outstanding, net charge-offs declined to .43 percent in 2005, compared with ..58 percent in 2004. The decline in net charge-offs included both the commercial and retail loan portfolios. The $44 million improvement in commercial loan net charge-offs in 2005, compared with 2004, was broad-based across most industry and geographical regions. Retail loan net

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change

$454	$363	25.1%	$575	$563	2.1%	$409	$959	(57.4)%	$7,088	$7,140	(.7)%
1,040	1,001	3.9	2,185	1,885	15.9	45	34	32.4	6,151	5,624	9.4
—	—	—	—	—	—	(102)	(107)	4.7	(106)	(105)	(1.0)

1,494	1,364	9.5	2,760	2,448	12.7	352	886	(60.3)	13,133	12,659	3.7
668	673	(.7)	1,074	893	20.3	173	235	(26.4)	5,405	5,235	3.2
60	62	(3.2)	176	161	9.3	(47)	61	*	458	550	(16.7)

728	735	(1.0)	1,250	1,054	18.6	126	296	(57.4)	5,863	5,785	1.3

766	629	21.8	1,510	1,394	8.3	226	590	(61.7)	7,270	6,874	5.8
5	10	(50.0)	386	364	6.0	(12)	(103)	(88.3)	666	669	(.4)

761	619	22.9	1,124	1,030	9.1	238	693	(65.7)	6,604	6,205	6.4
277	225	23.1	409	374	9.4	(201)	33	*	2,115	2,038	3.8

$484	$394	22.8	$715	$656	9.0	$439	$660	(33.5)	$4,489	$4,167	7.7

$1,594	$1,647	(3.2)%	$3,526	$3,068	14.9%	$158	$191	(17.3)%	$42,641	$39,348	8.4%
632	619	2.1	—	—	—	86	137	(37.2)	27,964	27,267	2.6
398	324	22.8	—	—	—	6	10	(40.0)	18,036	14,322	25.9
2,334	2,229	4.7	7,941	7,549	5.2	49	52	(5.8)	44,464	41,204	7.9

4,958	4,819	2.9	11,467	10,617	8.0	299	390	(23.3)	133,105	122,141	9.0
846	818	3.4	2,030	1,867	8.7	—	—	—	6,344	6,153	3.1
310	352	(11.9)	960	776	23.7	4	7	(42.9)	2,533	2,296	10.3
6,719	6,587	2.0	15,278	13,765	11.0	50,406	50,641	(.5)	203,198	191,593	6.1
3,600	3,264	10.3	171	108	58.3	37	(242)	*	29,229	29,816	(2.0)
2,394	2,459	(2.6)	—	—	—	5	7	(28.6)	22,785	20,933	8.8
5,554	5,454	1.8	16	11	45.5	18	15	20.0	35,133	38,720	(9.3)
1,482	590	*	3	—	*	2,429	2,635	(7.8)	33,854	26,753	26.5

13,030	11,767	10.7	190	119	59.7	2,489	2,415	3.1	121,001	116,222	4.1
2,120	2,077	2.1	3,587	3,198	12.2	2,630	2,878	(8.6)	19,953	19,459	2.5

U.S. BANCORP  55

charge-offs declined by $12 million in 2005, compared to 2004, primarily resulting from ongoing collection efforts and risk management activities. Nonperforming assets within Consumer Banking were $341 million at December 31, 2005, and $353 million at December 31, 2004. Nonperforming assets as a percentage of end-of-period loans were .47 percent at December 31, 2005, and .56 percent at December 31, 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund servicing through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services. Private Client, Trust and Asset Management contributed $484 million of the Company’s net income in 2005, or an increase of $90 million (22.8 percent), compared with 2004. The growth was primarily attributable to strong revenue growth in this business line.

     Total net revenue increased $130 million (9.5 percent) in 2005, compared with 2004. Net interest income, on a taxable-equivalent basis, increased $91 million (25.1 percent) in 2005, compared with the prior year, due to 10.7 percent growth in average deposits and the favorable impact of rising interest rates on the funding benefit of customer deposits. The increase in total deposits was attributable to growth in noninterest-bearing deposits and time deposits, principally in Corporate Trust. Noninterest income increased $39 million (3.9 percent) in 2005, compared with 2004, driven by improved equity market conditions and account growth.
     Noninterest expense decreased $7 million (1.0 percent) in 2005, compared with 2004, primarily due to reductions in operating losses and net shared services, partially offset by higher personnel-related costs.
     The provision for credit losses decreased $5 million in 2005, compared with 2004. The decrease was due to a reduction in net charge-offs. Net charge-offs as a percentage of average loans outstanding were .10 percent in 2005, compared with .21 percent in 2004.

Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $715 million of the Company’s net income in 2005, or an increase of $59 million (9.0 percent), compared with 2004. The increase was due to growth in total net revenue, partially offset by increases in total noninterest expense and the provision for loan losses.

     Total net revenue increased $312 million (12.7 percent) in 2005, compared 2004. The 2005 increase in net interest income of $12 million, compared with the prior year, was attributable to increases in retail and commercial credit card balances and customer late fees, partially offset by corporate card rebates and the margin impact of higher non-earning assets. Noninterest income increased $300 million (15.9 percent) in 2005, compared with 2004. The increase in fee-based revenue was driven by strong growth in credit and debit card revenue, corporate payment products revenue, ATM processing services revenue and merchant processing revenue. Credit and debit card revenue increased primarily due to higher customer transaction volumes and rate changes from a year ago. Corporate payment products revenue increased primarily due to growth in sales volume, card usage, rate changes and the recent acquisition of a small aviation card business. ATM processing services revenue increased primarily due to the expansion of the business through the acquisition of a small ATM processing company in the second quarter of 2005. Merchant processing revenue increased due to increases in merchant sales volume and business expansion in European markets.
     Noninterest expense increased $196 million (18.6 percent) in 2005, compared with 2004, primarily due to higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, higher ATM processing services volumes due to the ATM business acquisition and higher merchant acquiring costs resulting from the expansion of the merchant acquiring business and increases in transaction volume year-over-year.
     The provision for credit losses increased $22 million in 2005, compared with 2004, due to higher net charge-offs. The unfavorable change in credit losses was primarily driven by additional charge-offs related to new bankruptcy legislation. As a percentage of average loans outstanding, net charge-offs were 3.37 percent in 2005, compared with 3.42 percent in 2004.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $439 million in 2005, or a decrease of $221 million, compared with 2004.

     Total net revenue decreased $534 million (60.3 percent) in 2005, compared with 2004, primarily due to a decrease in net interest income. Net interest income was $409 million, or 5.8 percent of consolidated net interest income, in 2005 compared with $959 million, or

56  U.S. BANCORP

13.4 percent of consolidated net interest income, in 2004. The decline of $550 million reflected asset/liability management decisions to borrow more in the capital markets, a higher interest rate environment and the reduction of net receive fixed swap positions as short-term rates have risen over the past eighteen months.
     Noninterest expense decreased $170 million (57.4 percent) in 2005, compared with 2004. The year-over-year decrease reflected a favorable change in the MSR valuation and lower debt prepayment charges, partially offset by higher personnel expenses. Noninterest expense in 2005 included MSR reparation of $53 million, compared with MSR impairment of $57 million in 2004. The change in MSR valuations was driven by higher interest rates and declining prepayment speeds in 2005, compared with 2004. Debt prepayment charges were $54 million in 2005, compared with $155 million in 2004.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net recovery of $12 million in 2005, compared with $103 million in 2004. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The $234 million favorable change in income tax expense reflected a consolidated effective tax rate of 31.7 percent in 2005, compared with 32.5 percent in 2004. The decrease in the effective tax rate from 2004 primarily reflected higher tax exempt income from investment securities and insurance products and incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects.

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

U.S. BANCORP  57

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
     Given the many subjective factors affecting the credit portfolio, changes in the allowance for credit losses may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is in part due to the timing of the risk rating process in relation to changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans and the timing of charge-offs and recoveries. For example, the amount of loans within specific risk ratings may change, providing a leading indicator of improving credit quality, while nonperforming loans and net charge-offs continue at elevated levels. Also, inherent loss ratios, determined through migration analysis and historical loss performance over the estimated business cycle of a loan, may not change to the same degree as net charge-offs. Because risk ratings and inherent loss ratios primarily drive the allowance specifically allocated to commercial loans, the amount of the allowance for commercial and commercial real estate loans might decline; however, the degree of change differs somewhat from the level of changes in nonperforming loans and net charge-offs. Also, management would maintain an adequate allowance for credit losses by increasing the allowance for other factors during periods of economic uncertainty or changes in the business cycle.
     Some factors considered in determining the adequacy of the allowance for credit losses are quantifiable while other factors require qualitative judgment. Management conducts analysis with respect to the accuracy of risk ratings and the volatility of inherent losses, and utilizes this analysis along with qualitative factors including uncertainty in the economy from changes in unemployment rates, the level of bankruptcies, concentration risks, including risks associated with the airline industry sector and highly leveraged enterprise-value credits, in determining the overall level of the allowance for credit losses. The Company’s determination of the allowance for commercial and commercial real estate loans is sensitive to the assigned credit risk ratings and inherent loss rates at December 31, 2005. In the event that 10 percent of loans within these portfolios experienced downgrades of two risk categories, the allowance for commercial and commercial real estate would increase by approximately $264 million at December 31, 2005. In the event that inherent loss or estimated loss rates for these portfolios increased by 10 percent, the allowance determined for commercial and commercial real estate would increase by approximately $92 million at December 31, 2005. The Company’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates increased by 10%, the allowance for residential mortgages and retail loans would increase by approximately $60 million at December 31, 2005. Because several quantitative and qualitative factors are considered in determining the allowance for credit losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for credit losses. They are intended to provide insights into the impact of adverse changes in risk rating and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.

Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at December 31, 2005, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $47 million and $109 million, respectively. An upward movement in interest rates at December 31, 2005, of 25 and 50 basis points would increase the value of the MSRs by approximately $32 million and $58 million, respectively. Refer to Note 11 of the Notes

58  U.S. BANCORP

to Consolidated Financial Statements for additional information regarding MSRs.

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
     The Company’s annual assessment of potential goodwill impairment was completed during the second quarter of 2005. Based on the results of this assessment, no goodwill impairment was recognized.

Income Taxes The Company estimates income tax expense based on amounts expected to be owed to various tax jurisdictions. Currently, the Company files tax returns in approximately 140 federal, state and local domestic jurisdictions and 10 foreign jurisdictions. The estimated income tax expense is reported in the Consolidated Statement of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported in other assets or other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.

     Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

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

U.S. BANCORP  59

     During the most recently completed fiscal quarter, there was no change made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The annual report of the Company’s management on internal control over financial reporting is provided on page 101. The attestation report of Ernst & Young LLP, the Company’s independent accountants, regarding the Company’s internal control over financial reporting is provided on page 103.

60  U.S. BANCORP

(This page intentionally left blank)

U.S. BANCORP  61

U.S. BANCORP
CONSOLIDATED BALANCE SHEET

At December 31 (Dollars in Millions)	2005	2004

Assets
Cash and due from banks	$8,004	$6,336
Investment securities
Held-to-maturity (fair value $113 and $132, respectively)	109	127
Available-for-sale	39,659	41,354
Loans held for sale	1,686	1,439
Loans
Commercial	42,942	40,173
Commercial real estate	28,463	27,585
Residential mortgages	20,730	15,367
Retail	45,671	43,190

Total loans	137,806	126,315
Less allowance for loan losses	(2,041)	(2,080)

Net loans	135,765	124,235
Premises and equipment	1,841	1,890
Customers’ liability on acceptances	61	95
Goodwill	7,005	6,241
Other intangible assets	2,874	2,387
Other assets	12,461	11,000

Total assets	$209,465	$195,104

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,214	$30,756
Interest-bearing	70,024	71,936
Time deposits greater than $100,000	22,471	18,049

Total deposits	124,709	120,741
Short-term borrowings	20,200	13,084
Long-term debt	37,069	34,739
Acceptances outstanding	61	95
Other liabilities	7,340	6,906

Total liabilities	189,379	175,565
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 2005 and 2004 — 1,972,643,007 shares	20	20
Capital surplus	5,907	5,902
Retained earnings	19,001	16,758
Less cost of common stock in treasury: 2005 — 157,689,004 shares; 2004 — 115,020,064 shares	(4,413)	(3,125)
Other comprehensive income	(429)	(16)

Total shareholders’ equity	20,086	19,539

Total liabilities and shareholders’ equity	$209,465	$195,104

See Notes to Consolidated Financial Statements.

62  U.S. BANCORP

U.S. BANCORP
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)	2005	2004	2003

Interest Income
Loans	$8,381	$7,168	$7,272
Loans held for sale	106	91	202
Investment securities	1,954	1,827	1,684
Other interest income	110	100	100

Total interest income	10,551	9,186	9,258

Interest Expense
Deposits	1,559	904	1,097
Short-term borrowings	690	263	167
Long-term debt	1,247	908	805

Total interest expense	3,496	2,075	2,069

Net interest income	7,055	7,111	7,189
Provision for credit losses	666	669	1,254

Net interest income after provision for credit losses	6,389	6,442	5,935
Noninterest Income
Credit and debit card revenue	713	649	561
Corporate payment products revenue	488	407	361
ATM processing services	229	175	166
Merchant processing services	770	675	561
Trust and investment management fees	1,009	981	954
Deposit service charges	928	807	716
Treasury management fees	437	467	466
Commercial products revenue	400	432	401
Mortgage banking revenue	432	397	367
Investment products fees and commissions	152	156	145
Securities gains (losses), net	(106)	(105)	245
Other	593	478	370

Total noninterest income	6,045	5,519	5,313
Noninterest Expense
Compensation	2,383	2,252	2,177
Employee benefits	431	389	328
Net occupancy and equipment	641	631	644
Professional services	166	149	143
Marketing and business development	235	194	180
Technology and communications	466	430	418
Postage, printing and supplies	255	248	246
Other intangibles	458	550	682
Debt prepayment	54	155	—
Other	774	787	779

Total noninterest expense	5,863	5,785	5,597

Income from continuing operations before income taxes	6,571	6,176	5,651
Applicable income taxes	2,082	2,009	1,941

Income from continuing operations	4,489	4,167	3,710
Income from discontinued operations (after-tax)	—	—	23

Net income	$4,489	$4,167	$3,733

Earnings Per Share
Income from continuing operations	$2.45	$2.21	$1.93
Discontinued operations	—	—	.01

Net income	$2.45	$2.21	$1.94

Diluted Earnings Per Share
Income from continuing operations	$2.42	$2.18	$1.92
Discontinued operations	—	—	.01

Net income	$2.42	$2.18	$1.93

Dividends declared per share	1.230	1.020	.855

Average common shares outstanding	1,831	1,887	1,924
Average diluted common shares outstanding	1,857	1,913	1,936

See Notes to Consolidated Financial Statements.

U.S. BANCORP  63

U.S. BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common					Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Dollars and Shares in Millions)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2002	1,917	$20	$5,799	$13,105	$(1,272)	$784	$18,436
Net income				3,733			3,733
Unrealized loss on securities available for sale						(716)	(716)
Unrealized loss on derivatives						(373)	(373)
Foreign currency translation adjustment						23	23
Realized gain on derivatives						199	199
Reclassification adjustment for gains realized in net income						(288)	(288)
Income taxes						439	439

Total comprehensive income							3,017
Cash dividends declared on common stock				(1,645)			(1,645)
Special dividends declared on common stock				(685)			(685)
Issuance of common and treasury stock	22		(51)		502		451
Purchase of treasury stock	(15)				(417)		(417)
Stock option and restricted stock grants			111				111
Shares reserved to meet deferred compensation obligations	(1)		(8)		(18)		(26)

Balance December 31, 2003	1,923	$20	$5,851	$14,508	$(1,205)	$68	$19,242

Net income				4,167			4,167
Unrealized loss on securities available for sale						(123)	(123)
Unrealized loss on derivatives						(43)	(43)
Foreign currency translation adjustment						(17)	(17)
Realized gain on derivatives						16	16
Reclassification adjustment for losses realized in net income						32	32
Income taxes						51	51

Total comprehensive income							4,083
Cash dividends declared on common stock				(1,917)			(1,917)
Issuance of common and treasury stock	30		(96)		772		676
Purchase of treasury stock	(94)				(2,656)		(2,656)
Stock option and restricted stock grants			116				116
Shares reserved to meet deferred compensation obligations	(1)		31		(36)		(5)

Balance December 31, 2004	1,858	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539

Net income				4,489			4,489
Unrealized loss on securities available for sale						(539)	(539)
Unrealized loss on derivatives						(58)	(58)
Foreign currency translation adjustment						3	3
Realized loss on derivatives						(74)	(74)
Reclassification adjustment for losses realized in net income						39	39
Minimum pension liability adjustment						(38)	(38)
Income taxes						254	254

Total comprehensive income							4,076
Cash dividends declared on common stock				(2,246)			(2,246)
Issuance of common and treasury stock	19		(81)		525		444
Purchase of treasury stock	(62)				(1,807)		(1,807)
Stock option and restricted stock grants			84				84
Shares reserved to meet deferred compensation obligations			2		(6)		(4)

Balance December 31, 2005	1,815	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086

See Notes to Consolidated Financial Statements.

64  U.S. BANCORP

U.S. BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31 (Dollars in Millions)	2005	2004	2003

Operating Activities
Net income	$4,489	$4,167	$3,733
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	666	669	1,254
Depreciation and amortization of premises and equipment	231	244	275
Amortization of intangibles	458	550	682
Provision for deferred income taxes	(301)	281	273
(Gain) loss on sales of securities and other assets, net	(316)	(104)	(300)
Mortgage loans originated for sale in the secondary market, net of repayments	(19,245)	(16,007)	(27,666)
Proceeds from sales of mortgage loans	18,616	15,778	30,228
Stock-based compensation	83	139	123
Other, net	(1,269)	(492)	80

Net cash provided by operating activities	3,412	5,225	8,682
Investing Activities
Proceeds from sales of available-for-sale investment securities	5,039	8,216	17,383
Proceeds from maturities of investment securities	10,264	12,261	18,140
Purchases of investment securities	(13,148)	(19,624)	(51,127)
Net (increase) decrease in loans outstanding	(9,904)	(7,680)	(4,193)
Proceeds from sales of loans	1,711	1,804	2,204
Purchases of loans	(3,568)	(2,719)	(944)
Acquisitions, net of cash acquired	(1,008)	(322)	—
Divestitures	—	—	(382)
Other, net	(1,159)	(451)	(506)

Net cash used in investing activities	(11,773)	(8,515)	(19,425)
Financing Activities
Net increase (decrease) in deposits	3,968	1,689	3,449
Net increase (decrease) in short-term borrowings	7,116	2,234	3,869
Principal payments or redemption of long-term debt	(12,848)	(12,683)	(8,968)
Proceeds from issuance of long-term debt	15,519	13,704	11,468
Proceeds from issuance of common stock	371	581	398
Repurchase of common stock	(1,855)	(2,660)	(326)
Cash dividends paid	(2,245)	(1,820)	(1,557)

Net cash provided by financing activities	10,026	1,045	8,333

Change in cash and cash equivalents	1,665	(2,245)	(2,410)
Cash and cash equivalents at beginning of year	6,537	8,782	11,192

Cash and cash equivalents at end of year	$8,202	$6,537	$8,782

Supplemental Cash Flow Disclosures
Cash paid for income taxes	$2,131	$1,768	$1,258
Cash paid for interest	3,365	2,030	2,077
Net noncash transfers to foreclosed property	98	104	110
Acquisitions
Assets acquired	$1,545	$437	$—
Liabilities assumed	(393)	(114)	—

Net	$1,152	$323	$—

See Notes to Consolidated Financial Statements.

U.S. BANCORP  65

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

Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, in-store banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, consumer finance, workplace banking, student banking, 24-hour banking and investment product and insurance sales.

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

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of expenses associated with corporate activities managed on a consolidated basis, including enterprise-wide operations and administrative support functions.

Segment Results Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For details of these methodologies and segment results, see “Basis of Presentation” and Table 23 “Line of Business Financial Performance” included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

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

66  U.S. BANCORP

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

Allowance for Credit Losses Management determines the adequacy of the allowance based on evaluations of credit relationships, the loan portfolio, recent loss experience, and other pertinent factors, including economic conditions. This evaluation is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans, which may be susceptible to significant change. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

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
     The Company also assesses the credit risk associated with off-balance sheet loan commitments, letters of credit, and derivatives and determines the appropriate amount of credit loss liability that should be recorded. The liability for off-balance sheet credit exposure related to loan commitments and other financial instruments is included in other liabilities.

Nonaccrual Loans Generally commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Future interest payments are generally applied against principal. Revolving consumer lines and credit cards are charged off by 180 days past due and closed-end consumer loans other than loans secured by 1-4 family properties are charged off at 120 days past due and are, therefore, generally not placed on nonaccrual status. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

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

U.S. BANCORP  67

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
     Residual values on leased assets are reviewed regularly for other-than-temporary impairment. Residual valuations for retail automobile leases are based on independent assessments of expected used car sale prices at the end-of-term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing efforts, insurance coverage and ancillary fees and costs. Valuations for commercial leases are based upon external or internal management appraisals. When there is other than temporary impairment in the estimated fair value of the Company’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the writedown recognized in the current period.

Loans Held for Sale Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or market value as determined on an aggregate basis by type of loan. In the event management decides to sell loans receivable, the loans are transferred at the lower of cost or fair value. Loans transferred to LHFS are marked-to-market (“MTM”) at the time of transfer. MTM losses related to the sale/transfer of non-homogeneous loans that are predominantly credit-related are reflected in charge-offs. With respect to homogeneous loans, the amount of “probable” credit loss determined in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” methodologies utilized to determine the specific allowance allocation for the portfolio is also included in charge-offs. Any incremental loss determined in accordance with MTM accounting, that includes consideration of other factors such as estimates of inherent losses, is reported separately from charge-offs as a reduction to the allowance for credit losses. Subsequent decreases in fair value are recognized in noninterest income.

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

68  U.S. BANCORP

flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, the derivative is recorded at fair value with any resulting gain or loss included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

OTHER SIGNIFICANT POLICIES

Intangible Assets The price paid over the net fair value of acquired businesses (“goodwill”) is not amortized. Other intangible assets are amortized over their estimated useful lives, using straight-line and accelerated methods. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. The evaluation includes assessing the estimated fair value of the intangible asset based on market prices for similar assets, where available, and the present value of the estimated future cash flows associated with the intangible asset.

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

Statement of Cash Flows For purposes of reporting cash flows, cash and cash equivalents include cash and money

U.S. BANCORP  69

market investments, defined as interest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell.

Stock-Based Compensation The Company grants stock-based awards including restricted stock and options to purchase common stock of the Company. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes stock-based compensation in its results of operations utilizing the fair value method under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock-based compensation is recognized using an accelerated method of amortization for awards with graded vesting features and on a straight-line basis for awards with cliff vesting. The Company recognizes compensation cost over the normal vesting period for awards subject to continued vesting upon the employee’s retirement. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time stock-based awards are exercised, cancelled, expire, or restrictions are released, the Company may be required to recognize an adjustment to tax expense.

Per Share Calculations Earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method. All per share amounts have been restated for stock splits.

 Note 2   ACCOUNTING CHANGES

Stock-Based Compensation In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement are effective for the Company on January 1, 2006. Because the Company retroactively adopted the fair value method in 2003, the impact of expensing stock-based awards is already recorded in the Company’s Consolidated Statement of Income. In conjunction with the adoption of SFAS 123R, the Company plans to change from an accelerated to a straight-line method of expense attribution effective January 1, 2006, for new stock-based awards. The impact of changing from accelerated to straight-line amortization for new awards will reduce expenses by approximately $33 million ($20 million after tax) in 2006.

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

 Note 3   BUSINESS COMBINATIONS

On December 30, 2005, the Company acquired the corporate trust and institutional custody businesses of Wachovia Corporation in a cash transaction valued at $720 million initially with an additional $80 million payable in one year based on business retention levels. As a result of this transaction, the Company acquired approximately 14,100 new Corporate Trust client issuances with $410 billion in assets under administration and approximately 1,700 new Institutional Trust and Custody clients with $570 billion in assets under administration. The transaction represented total assets acquired of $730 million and liabilities assumed of $10 million at the closing date. Included in total assets were contract and other intangibles with an estimated fair value of $227 million and goodwill of $500 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust and institutional custody businesses and economies of scale resulting from the transaction.

         In addition to this acquisition the Company completed other smaller acquisitions to enhance its presence in certain markets and businesses.

70  U.S. BANCORP

Note 4	DISCONTINUED OPERATIONS

On December 31, 2003, the Company completed the distribution of all the outstanding shares of common stock of Piper Jaffray Companies to its shareholders. This non-cash distribution was tax-free to the Company, its shareholders and Piper Jaffray Companies. In connection with the December 31, 2003, distribution, the results of Piper Jaffray Companies are reported in the Company’s Consolidated Statement of Income separately as discontinued operations.

The following table represents the condensed results of operations for discontinued operations:

Year Ended December 31 (Dollars in Millions)	2003

Revenue	$783
Noninterest expense	716

Income from discontinued operations	67
Costs of disposal (a)	27
Income taxes	17

Discontinued operations, net of tax	$23

(a)	The $27 million of disposal costs related to discontinued operations primarily represents legal, investment banking and other costs directly related to the distribution.

     The distribution was treated as a dividend to shareholders for accounting purposes and, as such, reduced the Company’s retained earnings by $685 million. Following the distribution, the Company’s wholly-owned subsidiary, USB Holdings, Inc. holds a $180 million subordinated debt facility with Piper Jaffray & Co., a broker-dealer subsidiary of Piper Jaffray Companies. In addition, the Company provides an indemnification in an amount up to $18 million with respect to certain specified liabilities resulting from third-party claims relating to research analyst independence and from certain regulatory investigations, as defined in the separation and distribution agreement entered into with Piper Jaffray Companies at the time of the distribution. Through December 31, 2005, the Company has paid approximately $4 million to Piper Jaffray Companies under this indemnification agreement.

Note 5	RESTRICTIONS ON CASH AND DUE FROM BANKS

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $164 million at December 31, 2005.

Note 6	INVESTMENT SECURITIES

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities at December 31 was as follows:

	2005				2004

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$8	$—	$—	$8	$11	$—	$—	$11
Obligations of state and political subdivisions	84	5	(1)	88	98	7	(2)	103
Other debt securities	17	—	—	17	18	—	—	18

Total held-to-maturity securities	$109	$5	$(1)	$113	$127	$7	$(2)	$132

Available-for-sale (b)
U.S. Treasury and agencies	$496	$2	$(9)	$489	$684	$3	$(8)	$679
Mortgage-backed securities	38,161	86	(733)	37,514	39,809	65	(337)	39,537
Asset-backed securities	12	—	—	12	64	—	—	64
Obligations of state and political subdivisions	640	3	(6)	637	205	6	—	211
Other securities and investments	1,012	2	(7)	1,007	863	11	(11)	863

Total available-for-sale securities	$40,321	$93	$(755)	$39,659	$41,625	$85	$(356)	$41,354

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

U.S. BANCORP  71

     The fair value of available-for-sale securities shown above includes securities totaling $11.3 billion with unrealized losses of $380 million which had been in an unrealized loss position for greater than 12 months at December 31, 2005, compared with securities totaling $4.8 billion with unrealized losses of $149 million which had been in a loss position of greater than 12 months at December 31, 2004. All other available-for-sale securities with unrealized losses have an aggregate fair value of $21.7 billion and have been in an unrealized loss position for less than 12 months and represent both fixed-rate securities and adjustable-rate securities with temporary impairment resulting from increases in interest rates since the purchase of the securities. All principal and interest payments on available-for-sale debt securities are expected to be collected given the high credit quality of the U.S. government agency debt securities and bank holding company issuers.

     As of December 31, 2005, the Company has the ability and intent to hold investment securities until their anticipated recovery in value or maturity.
     The weighted-average maturity of the available-for-sale investment securities was 6.10 years at December 31, 2005, compared with 4.45 years at December 31, 2004. The corresponding weighted-average yields were 4.89 percent and 4.43 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 7.21 years at December 31, 2005, compared with 6.19 years at December 31, 2004. The corresponding weighted-average yields were 6.44 percent and 6.28 percent, respectively.
     Securities carried at $36.9 billion at December 31, 2005, and $28.0 billion at December 31, 2004, were pledged to secure public, private and trust deposits, securities sold under agreements to repurchase and for other purposes required by law. Securities sold under agreements to repurchase where the buyer/ lender has the right to sell or pledge the securities, were $10.9 billion at December 31, 2005, and $4.8 billion at December 31, 2004, respectively.

The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

(Dollars in Millions)	2005	2004	2003

Taxable	$1,938	$1,809	$1,655
Non-taxable	16	18	29

Total interest income from investment securities	$1,954	$1,827	$1,684

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

(Dollars in Millions)	2005	2004	2003

Realized gains	$13	$104	$364
Realized losses	(119)	(209)	(119)

Net realized gains (losses)	$(106)	$(105)	$245

Income tax (benefit) on realized gains (losses)	$(40)	$(40)	$93

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at December 31, 2005, refer to Table 11 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

72  U.S. BANCORP

Note 7	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio at December 31 was as follows:

(Dollars in millions)	2005	2004

Commercial
Commercial	$37,844	$35,210
Lease financing	5,098	4,963

Total commercial	42,942	40,173
Commercial real estate
Commercial mortgages	20,272	20,315
Construction and development	8,191	7,270

Total commercial real estate	28,463	27,585
Residential mortgages	20,730	15,367
Retail
Credit card	7,137	6,603
Retail leasing	7,338	7,166
Home equity and second mortgages	14,979	14,851
Other retail
Revolving credit	2,504	2,541
Installment	3,582	2,767
Automobile	8,112	7,419
Student	2,019	1,843

Total other retail	16,217	14,570

Total retail	45,671	43,190

Total loans	$137,806	$126,315

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion and $1.4 billion at December 31, 2005 and 2004, respectively. The Company had loans of $44.1 billion at December 31, 2005, and $38.3 billion at December 31, 2004, pledged at the Federal Home Loan Bank. Loans of $18.1 billion at December 31, 2005, and $10.3 billion at December 31, 2004, were pledged at the Federal Reserve Bank.

     The Company primarily lends to borrowers in the 24 states in which it has banking offices. Collateral for commercial loans may include marketable securities, accounts receivable, inventory and equipment. For details of the Company’s commercial portfolio by industry group and geography as of December 31, 2005 and 2004, see Table 7 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
     For detail of the Company’s commercial real estate portfolio by property type and geography as of December 31, 2005 and 2004, see Table 8 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.
     Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. For details of the Company’s nonperforming assets as of December 31, 2005 and 2004, see Table 14 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table lists information related to nonperforming loans as of December 31:

(Dollars in Millions)	2005	2004

Loans on nonaccrual status	$469	$582
Restructured loans	75	58

Total nonperforming loans	$544	$640

Interest income that would have been recognized at original contractual terms	$48	$64
Amount recognized as interest income	18	22

Forgone revenue	$30	$42

U.S. BANCORP  73

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)	2005	2004	2003

Balance at beginning of year	$2,269	$2,369	$2,422
Add
Provision charged to operating expense	666	669	1,254
Deduct
Loans charged off	949	1,074	1,494
Less recoveries of loans charged off	264	307	242

Net loans charged off	685	767	1,252
Acquisitions and other changes	1	(2)	(55)

Balance at end of year (a)	$2,251	$2,269	$2,369

Components
Allowance for loan losses	$2,041	$2,080	$2,184
Liability for unfunded credit commitments	210	189	185

Total allowance for credit losses	$2,251	$2,269	$2,369

(a) Included in this analysis is activity related to the Company’s liability for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Balance Sheet.

     A portion of the allowance for credit losses is allocated to commercial and commercial real estate loans deemed impaired. These impaired loans are included in nonperforming assets. A summary of impaired loans and their related allowance for credit losses is as follows:

	2005		2004		2003

	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(Dollars in Millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$388	$37	$489	$64	$841	$108
No valuation allowance required	—	—	—	—	—	—

Total impaired loans	$388	$37	$489	$64	$841	$108

Average balance of impaired loans during the year	$412		$600		$970
Interest income recognized on impaired loans during the year	2		1		—

     Commitments to lend additional funds to customers whose commercial or commercial real estate loans were classified as nonaccrual or restructured at December 31, 2005, totaled $35 million. At December 31, 2005, there were $1 million of these loans that were restructured at market interest rates and returned to an accruing status.

     In addition to impaired commercial and commercial real estate loans, the Company had smaller balance homogenous loans that are accruing interest at rates considered to be below market rate. At December 31, 2005 and 2004, the recorded investment in these other restructured loans was $315 million and $227 million, respectively, with average balances of $278 million during 2005 and $229 million during 2004. The Company recognized estimated interest income on these loans of $20 million $17 million during 2005 and 2004 respectively.
     Included in noninterest income, primarily in mortgage banking revenue, for the years ended December 31, 2005, 2004 and 2003, the Company had net gains on the sale of loans of $175 million, $171 million and $163 million, respectively.

Note 8	LEASES

The components of the net investment in sales-type and direct financing leases at December 31 were as follows:

(Dollars in Millions)	2005	2004

Aggregate future minimum lease payments to be received	$13,023	$12,436
Unguaranteed residual values accruing to the lessor’s benefit	392	615
Unearned income	(1,556)	(1,560)
Initial direct costs	268	264

Total net investment in sales-type and direct financing leases(a)	$12,127	$11,755

(a) The accumulated allowance for uncollectible minimum lease payments was $112 million and $141 million at December 31, 2005 and 2004, respectively.

74  U.S. BANCORP

The minimum future lease payments to be received from sales-type and direct financing leases were as follows at December 31, 2005:

(Dollars in Millions)

2006	$2,489
2007	3,084
2008	3,844
2009	2,319
2010	1,067
Thereafter	220

Note 9	ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

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

Conduits and Securitization The Company sponsors an off-balance sheet conduit, a qualified special purpose entity (“QSPE”), to which it transferred high-grade investment securities, funded by the issuance of commercial paper. Because QSPE’s are exempt from consolidation under the provisions of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), the Company does not consolidate the conduit structure in its financial statements. The conduit held assets of $3.8 billion at December 31, 2005, and $5.7 billion at December 31, 2004. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $3.8 billion at December 31, 2005, and $5.7 billion at December 31, 2004. The Company benefits by transferring the investment securities into a conduit that provides diversification of funding sources in a capital-efficient manner and the generation of income.

     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $20 million at December 31, 2005, and $32 million at December 31, 2004. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $28 million at December 31, 2005, and $57 million at December 31, 2004. The Company recorded $17 million from the conduit during 2005 and $25 million during 2004, for revenues related to the conduit including fees for servicing, management, administration and accretion income from retained interests.

U.S. BANCORP  75

Sensitivity Analysis At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for the investment securities conduit were as follows:

December 31, 2005 (Dollars in Millions)

Current economic assumptions sensitivity analysis
Carrying value (fair value) of residual interest	$27.9
Weighted average life (in years)	1.6
Expected remaining life (in years)	2.7
Impact of 10% adverse change	$(2.8)
Impact of 20% adverse change	(5.1)
Expected credit losses (annual) (a)	NA
Impact of 10% adverse change	$—
Impact of 20% adverse change	—
Residual cash flow discount rate	6.2%
Impact of 10% adverse change	$(.2)
Impact of 20% adverse change	(.4)
Interest rate on variable rate bonds (b)	NA
Impact of 10% adverse change	$—
Impact of 20% adverse change	—

(a)	Credit losses are zero as the investments are all AAA/ Aaa rated or insured investments.
(b)	The investment securities conduit is mostly match funded. Therefore, interest rate movements create no material impact to the value of the residual interest.

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

Cash Flow Information The table below summarizes certain cash flows received from and paid to conduit or structured entities:

	Unsecured
	Small Business	Investment
Year Ended December 31 (Dollars in Millions)	Receivables (a)	Securities

2005
Proceeds from
Collections used by trust to purchase new receivables in revolving securitizations	$50	$—
Servicing and other fees received and cash flows on retained interests	62	22
2004
Proceeds from
Collections used by trust to purchase new receivables in revolving securitizations	$329	$—
Servicing and other fees received and cash flows on retained interests	74	35

(a)	The small business credit securitization was a revolving transaction where proceeds were reinvested until their legal terminations.

76  U.S. BANCORP

Other Information Quantitative information related to managed assets and loan sales was as follows:

	At December 31				Year Ended December 31

	Total Principal		Principal Amount
	Balance		90 Days or More Past Due (a)		Average Balance		Net Credit Losses

Asset Type (Dollars in Millions)	2005	2004	2005	2004	2005	2004	2005	2004

Commercial
Commercial	$38,075	$35,891	$254	$311	$38,207	$35,274	$58	$129
Lease financing	5,098	4,963	42	92	4,923	4,866	42	69

Total commercial	43,173	40,854	296	403	43,130	40,140	100	198
Commercial real estate
Commercial mortgages	20,272	20,315	134	175	20,268	20,386	6	18
Construction and development	8,191	7,270	23	26	7,696	6,881	(3)	9

Total commercial real estate	28,463	27,585	157	201	27,964	27,267	3	27
Residential mortgages	20,730	15,367	115	114	18,036	14,322	36	29
Retail
Credit card	7,137	6,603	139	115	6,615	6,090	278	252
Retail leasing	7,338	7,166	3	6	7,346	6,653	26	39
Other retail	31,196	29,421	87	101	30,503	28,461	255	251

Total retail	45,671	43,190	229	222	44,464	41,204	559	542

Total managed loans	138,037	126,996	797	940	133,594	122,933	698	796
Investment securities	43,517	47,191	—	—	46,740	49,452	—	—

Total managed assets	$181,554	$174,187	$797	$940	$180,334	$172,385	$698	$796
Less
Assets sold or securitized	3,980	6,391			5,126	7,235

Total assets held	$177,574	$167,796			$175,208	$165,150

Sold or securitized assets
Guaranteed SBA loans (b)	$231	$315	$—	$—	$274	$364	$—	$—
Small business credit lines (b)	—	366	—	4	215	428	13	29
Investment securities	3,749	5,710	—	—	4,637	6,443	—	—

Total securitized assets	$3,980	$6,391	$—	$4	$5,126	$7,235	$13	$29

(a)	Includes nonaccrual
(b)	Reported in “commercial” loans

Note 10	PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)	2005	2004

Land	$315	$311
Buildings and improvements	2,313	2,288
Furniture, fixtures and equipment	2,239	2,105
Capitalized building and equipment leases	136	138
Construction in progress	4	5

	5,007	4,847
Less accumulated depreciation and amortization	(3,166)	(2,957)

Total	$1,841	$1,890

U.S. BANCORP  77

Note 11	MORTGAGE SERVICING RIGHTS

The Company’s portfolio of residential mortgages serviced for others was $69.0 billion, $63.2 billion and $53.9 billion at December 31, 2005, 2004 and 2003 respectively.

Changes in the valuation allowance for capitalized mortgage servicing rights are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2005	2004	2003

Balance at beginning of year	$172	$160	$207
Additions charged (reductions credited) to operations	(53)	57	209
Direct write-downs charged against the allowance	(49)	(45)	(256)

Balance at end of year	$70	$172	$160

Changes in net carrying value of capitalized mortgage servicing rights are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2005	2004	2003

Balance at beginning of year	$866	$670	$642
Rights purchased	27	139	55
Rights capitalized	369	300	338
Amortization	(197)	(186)	(156)
Reparation (impairment)	53	(57)	(209)

Balance at end of year	1,118	866	670
Impairment valuation allowance	70	172	160

Initial carrying value, net of amortization	$1,188	$1,038	$830

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

December 31 (Dollars in Millions)	2005	2004	2003

Fair value	$1,123	$872	$670
Expected weighted-average life (in years)	6.8	5.5	5.2
Discount rate	10.2%	9.9%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at December 31, 2005, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(109)	$(47)	$32	$58

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

78  U.S. BANCORP

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of December 31, 2005, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,206	$9,063	$52,737	$69,006
Fair market value	$118	$152	$853	$1,123
Value (bps)	164	168	162	163
Weighted-average servicing fees (bps)	42	45	35	37
Multiple (value/servicing fees)	3.90	3.73	4.63	4.41
Weighted-average note rate	6.03%	6.03%	5.70%	5.78%
Age (in years)	3.7	2.7	2.1	2.3
Expected life (in years)	6.1	6.3	7.0	6.8
Discount rate	10.5%	10.7%	10.1%	10.2%

Note 12	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated	Amortization	Balance
December 31 (Dollars in Millions)	Life (a)	Method (b)	2005	2004

Goodwill	—	—	$7,005	$6,241
Merchant processing contracts	9 years/8 years	SL/AC	767	714
Core deposit benefits	10 years/6 years	SL/AC	262	336
Mortgage servicing rights	7 years	AC	1,118	866
Trust relationships	15 years/7 years	SL/AC	477	297
Other identified intangibles	8 years/4 years	SL/AC	250	174

Total			$9,879	$8,628

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.

(b)	Amortization methods: SL = straight line method AC = accelerated methods generally based on cash flows

Aggregate amortization expense consisted of the following:

Year Ended December 31 (Dollars in Millions)	2005	2004	2003

Merchant processing contracts	$138	$132	$132
Core deposit benefits	74	81	88
Mortgage servicing rights (a)	144	243	365
Trust relationships	47	49	53
Other identified intangibles	55	45	44

Total	$458	$550	$682

(a) Includes mortgage servicing rights reparation of $53 million and impairment of $57 million and $209 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Below is the estimated amortization expense for the next five years:

(Dollars in Millions)

2006	$480
2007	425
2008	358
2009	302
2010	232

U.S. BANCORP  79

The following table reflects the changes in the carrying value of goodwill for the years ended December 31, 2004 and 2005:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Company

Balance at December 31, 2003	$1,225	$2,242	$742	$1,816	$6,025
Goodwill acquired	—	—	101	105	206
Other (a)	—	—	—	10	10

Balance at December 31, 2004	$1,225	$2,242	$843	$1,931	$6,241
Goodwill acquired	—	—	500	248	748
Other (a)	—	—	—	16	16

Balance at December 31, 2005	$1,225	$2,242	$1,343	$2,195	$7,005

(a)	Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill.

Note 13	SHORT-TERM BORROWINGS

The following table is a summary of short-term borrowings for the last three years:

	2005		2004		2003

(Dollars in Millions)	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$3,133	3.93%	$3,379	1.25%	$5,098	.91%
Securities sold under agreements to repurchase	10,854	3.65	4,848	1.95	3,586	.71
Commercial paper	4,419	3.89	2,634	2.11	699	.88
Treasury, tax and loan notes	430	3.84	251	1.72	809	.69
Other short-term borrowings	1,364	3.90	1,972	2.20	658	.65

Total	$20,200	3.76%	$13,084	1.84%	$10,850	.81%

Average for the year
Federal funds purchased	$2,916	6.63%	$3,823	3.10%	$4,966	2.36%
Securities sold under agreements to repurchase	11,849	2.93	6,144	1.19	3,374	.79
Commercial paper	3,326	3.11	1,144	.91	681	1.06
Treasury, tax and loan notes	142	3.17	804	1.01	634	.95
Other short-term borrowings	1,149	3.62	2,619	2.01	848	1.13

Total	$19,382	3.56%	$14,534	1.81%	$10,503	1.59%

Maximum month-end balance
Federal funds purchased	$4,559		$6,342		$6,658
Securities sold under agreements to repurchase	14,931		8,972		4,173
Commercial paper	4,419		2,687		952
Treasury, tax and loan notes	430		7,867		4,223
Other short-term borrowings	1,563		3,856		2,676

80  U.S. BANCORP

Note 14	LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)	2005	2004

U.S. Bancorp (Parent Company)
Fixed-rate subordinated notes
7.625% due 2005	$—	$120
6.75% due 2005	—	186
6.875% due 2007	220	220
7.30% due 2007	74	171
7.50% due 2026	200	200
Floating-rate convertible senior debentures
2.69% due 2035	2,500	—
3.00% due 2035	2,000	—
Medium-term notes	2,725	3,225
Junior subordinated debentures	3,152	2,629
Capitalized lease obligations, mortgage indebtedness and other (a)	(17)	148

Subtotal	10,854	6,899
Subsidiaries
Fixed-rate subordinated notes
7.30% due 2005	—	100
6.875% due 2006	23	70
6.625% due 2006	26	100
6.50% due 2008	300	300
6.30% due 2008	300	300
5.70% due 2008	400	400
7.125% due 2009	500	500
7.80% due 2010	—	300
6.375% due 2011	1,500	1,500
6.30% due 2014	963	963
4.95% due 2014	1,000	650
4.80% due 2015	500	500
3.80% due 2015	370	—
Floating-rate subordinated notes
4.42% due 2014	550	350
Federal Home Loan Bank advances	4,041	3,629
Bank notes	15,400	17,624
Capitalized lease obligations, mortgage indebtedness and other (a)	342	554

Subtotal	26,215	27,840

Total	$37,069	$34,739

(a)	Other includes debt issuance fees and unrealized gains and losses and deferred fees relating to derivative instruments.

     In August 2005, the Company issued floating-rate convertible senior debentures of $2.5 billion, due August 21, 2035. These debentures bear interest at a floating-rate equal to three-month LIBOR, minus 1.68 percent, payable quarterly until August 21, 2026. After that date, the Company will not pay interest on the debentures prior to maturity. On the maturity date or certain earlier redemption dates, the holder will receive the original principal amount of $1,000 per debenture, plus accrued interest. At December 31, 2005, the interest rate was 2.69 percent. The debentures are callable anytime on or after August 21, 2006, at a price equal to 100 percent of the accreted principle amount plus accrued and unpaid interest and putable August 21, 2006, 2007, 2010, and every five years, thereafter, until maturity at a price equal to 100 percent of the accreted principle amount plus accrued and unpaid interest. The debentures are convertible at any time on or prior to the maturity date at an initial conversion rate of 27.7316 shares for each $1,000 debenture. This results in a conversion price of approximately $36.06 per share and represents a premium of 20 percent over the closing sale price of $30.05 per share on August 9, 2005. If converted, holders of the convertible debentures will generally receive cash up to the accreted principal amount of the debentures and, if the market price of the Company’s common stock exceeds the conversion price in effect on the conversion date, holders will also receive a number of shares of the Company’s common stock, or the equivalent amount in cash at the option of the Company, per debenture as determined pursuant to a specified formula.

U.S. BANCORP  81

     In December 2005, the Company issued floating-rate convertible senior debentures of $2.0 billion, due December 11, 2035. These debentures bear interest at a floating-rate equal to three-month LIBOR, minus 1.46 percent, payable quarterly until December 11, 2030. After that date, the Company will not pay interest on the debentures prior to maturity. On the maturity date or certain earlier redemption dates, the holder will receive the original principal amount of $1,000 per debenture plus accrued interest. At December 31, 2005, the interest rate was 3.00 percent. The debentures are callable anytime on or after December 11, 2006, at a price equal to 100 percent of the accreted principle amount plus accrued and unpaid interest and putable December 11, 2006, March 11, 2007, June 11, 2007, September 11, 2007, December 11, 2007, 2010, and every five years, thereafter, until maturity at a price equal to 100 percent of the accreted principle amount plus accrued and unpaid interest. The debentures are convertible at any time on or prior to the maturity date at an initial conversion rate of 27.1370 shares for each $1,000 debenture. This results in a conversion price of approximately $36.85 per share and represents a premium of 20 percent over the closing sale price of $30.71 per share on December 5, 2005. If converted, holders of the convertible debentures will generally receive cash up to the accreted principal amount of the debentures and, if the market price of the Company’s common stock exceeds the conversion price in effect on the conversion date, holders will also receive a number of shares of the Company’s common stock, or the equivalent amount in cash at the option of the Company, per debenture as determined pursuant to a specified formula.
     Medium-term notes (“MTNs”) outstanding at December 31, 2005, mature from March 2006 through July 2010. The MTNs bear fixed interest rates ranging from 2.63 percent to 5.10 percent. The weighted-average interest rate of MTNs at December 31, 2005, was 3.82 percent.
     In March 2005, the Company issued $275 million of fixed-rate junior subordinated debentures due March 9, 2035. The interest rate is 5.75 percent per annum. In August 2005, the Company issued $300 million of fixed-rate junior subordinated debentures due August 15, 2035. The interest rate is 5.875 percent per annum. In December 2005, the Company also issued $375 million of fixed-rate junior subordinated debentures due December 29, 2065. The interest rate is 6.35 percent per annum.
     In October 2004, the Company’s subsidiary U.S. Bank National Association (“USBNA”) issued $650 million of fixed-rate subordinated notes due October 30, 2014. The interest rate is 4.95 percent per annum. In January of 2005, USBNA issued $200 million of fixed-rate subordinated notes due October 30, 2014. The interest rate is 4.95 percent per annum. In March 2005, USBNA issued $150 million of fixed-rate subordinated debentures due October 30, 2014. The interest rate is 4.95 percent per annum. In August 2005, USBNA issued $370 million of fixed-rate subordinated notes in foreign denomination due August 9, 2015. The interest rate is 3.80 percent per annum. The Company presents these foreign notes in U.S. dollars on the balance sheet.
     In October 2004, USBNA issued floating-rate subordinated notes of $350 million, due October 14, 2014. These notes bear floating-rate interest of three-month LIBOR plus .28 percent. The interest rate at December 31, 2005, was 4.42 percent. In January 2005, USBNA issued floating-rate subordinated notes of $200 million, due October 14, 2014. These notes bear floating-rate interest of three-month LIBOR plus ..28 percent. The interest rate at December 31, 2005, was 4.42 percent.
     Federal Home Loan Bank (“FHLB”) advances outstanding at December 31, 2005, mature from August 2006 through September 2035. The advances bear fixed or floating interest rates ranging from .50 percent to 8.25 percent. The Company has an arrangement with the FHLB whereby based on collateral available (residential and commercial mortgages), the Company could have borrowed an additional $23.0 billion at December 31, 2005. The weighted-average interest rate of FHLB advances at December 31, 2005, was 4.47 percent.
     Bank notes outstanding at December 31, 2005, mature from February 2006 through March 2009. The bank notes bear fixed or floating interest rates ranging from 2.40 percent to 4.55 percent. The weighted-average interest rate of bank notes at December 31, 2005, was 4.09 percent.
     During 2005, the Company prepaid long-term debt, including subordinated notes and junior subordinated debentures, of $.7 billion in connection with asset/liability management decisions, incurring $54 million in prepayment charges.

82  U.S. BANCORP

Maturities of long-term debt outstanding at December 31, 2005, were:

	Parent
(Dollars in Millions)	Company	Consolidated

2006	$626	$7,690
2007	1,378	8,226
2008	504	4,648
2009	5	997
2010	496	2,502
Thereafter	7,845	13,006

Total	$10,854	$37,069

Note 15	JUNIOR SUBORDINATED DEBENTURES

The Company sponsors and wholly owns 100% of the common equity of eleven trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which total $3.2 billion, are the sole assets of each trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trusts. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

     The Company has the right to redeem retail Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company has the right to redeem institutional Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Debentures are redeemable in 2006, 2007 and 2010 in the amounts of $1.9 billion, $310 million and $979 million, respectively.
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

U.S. BANCORP  83

The following table is a summary of the Debentures included in long-term debt as of December 31, 2005:

		Trust
		Preferred
		Securities	Debentures	Rate			Earliest
Issuance Trust (Dollars in Millions)	Issuance Date	Amount	Amount	Type (a)	Rate	Maturity Date	Redemption Date

Retail
USB Capital VIII	December 2005	$375	$387	Fixed	6.35	December 2065	December 29, 2010
USB Capital VII	August 2005	300	309	Fixed	5.88	August 2035	August 15, 2010
USB Capital VI	March 2005	275	283	Fixed	5.75	March 2035	March 9, 2010
USB Capital V	December 2001	300	309	Fixed	7.25	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	5.26	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	5.10	February 2027	February 1, 2007
U.S. Bancorp Capital I	December 1996	80	82	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	77	80	Fixed	8.09	November 2026	November 15, 2006

Total		$3,057	$3,152

(a) The variable-rate Trust Preferred Securities and Debentures reprice quarterly based on three-month LIBOR.

Note 16	SHAREHOLDERS’ EQUITY

At December 31, 2005 and 2004, the Company had authority to issue 4 billion shares of common stock and 50 million shares of preferred stock. The Company had 1,815 million and 1,858 million shares of common stock outstanding at December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had 151 million shares of common stock reserved for future issuances, primarily under stock option plans.

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
     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of common stock through 2003. In 2003, the Company repurchased 7 million shares of common stock under the plan, which expired in December of 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock during the following 24 months. During 2003, the Company repurchased 8 million shares under the December 2003 plan. In 2004, the Company repurchased 89 million shares of common stock under the plan. On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock during the following 24 months. This new repurchase program replaces the Company’s December 16, 2003, program. In 2004, the Company repurchased 5 million shares of common stock under the plan. During 2005, all share repurchases were made under the 2004 plan.

The following table summarizes the Company’s common stock repurchased in each of the last three years:

(Dollars and Shares in Millions)	Shares	Value

2005	62	$1,807
2004	94	2,656
2003	15	417

84  U.S. BANCORP

     Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to Accumulated Other Comprehensive Income. The reconciliation of the transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the years ended December 31, is as follows:

	Transactions
				Balances
(Dollars in Millions)	Pre-tax	Tax-effect	Net-of-tax	Net-of-Tax

2005
Unrealized loss on securities available-for-sale	$(539)	$205	$(334)	$(402)
Unrealized loss on derivatives	(58)	22	(36)	(27)
Foreign currency translation adjustment	3	(1)	2	7
Realized loss on derivatives	(74)	28	(46)	16
Reclassification adjustment for losses realized in net income	39	(15)	24	—
Minimum pension liability adjustment	(38)	15	(23)	(23)

Total	$(667)	$254	$(413)	$(429)

2004
Unrealized loss on securities available-for-sale	$(123)	$47	$(76)	$(135)
Unrealized loss on derivatives	(43)	16	(27)	9
Foreign currency translation adjustment	(17)	6	(11)	5
Realized gain on derivatives	16	(6)	10	105
Reclassification adjustment for losses realized in net income	32	(12)	20	—

Total	$(135)	$51	$(84)	$(16)

2003
Unrealized loss on securities available-for-sale	$(716)	$272	$(444)	$(123)
Unrealized loss on derivatives	(373)	142	(231)	35
Foreign currency translation adjustment	23	(9)	14	16
Realized gain on derivatives	199	(76)	123	140
Reclassification adjustment for gains realized in net income	(288)	110	(178)	—

Total	$(1,155)	$439	$(716)	$68

Regulatory Capital The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the “well capitalized” designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 2005 and 2004, for the Company and its bank subsidiaries, see Table 21 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 17	EARNINGS PER SHARE

The components of earnings per share were:

(Dollars and Shares in Millions, Except Per Share Data)	2005	2004	2003

Income from continuing operations	$4,489	$4,167	$3,710
Income from discontinued operations (after-tax)	—	—	23

Net income	$4,489	$4,167	$3,733

Average common shares outstanding	1,831	1,887	1,924
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	26	26	12

Average diluted common shares outstanding	1,857	1,913	1,936

Earnings per share
Income from continuing operations	$2.45	$2.21	$1.93
Discontinued operations	—	—	.01

Net income	$2.45	$2.21	$1.94

Diluted earnings per share
Income from continuing operations	$2.42	$2.18	$1.92
Discontinued operations	—	—	.01

Net income	$2.42	$2.18	$1.93

U.S. BANCORP  85

For the years ended December 31, 2005, 2004 and 2003, options to purchase 16 million, 36 million and 79 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the year ended December 31, 2005, outstanding convertible notes that could potentially be converted into shares of the Company’s common stock pursuant to a specified formula, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 18	EMPLOYEE BENEFITS

Employee Investment Plan The Company has a defined contribution retirement savings plan which allows qualified employees to make contributions up to 50 percent of their annual compensation, subject to Internal Revenue Service limits, through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Employee contributions are 100 percent matched by the Company, up to four percent of an employee’s eligible annual compensation. The Company’s matching contribution vests immediately; however, a participant must be employed in an eligible position on the last business day of the year to receive that year’s matching contribution. Although the matching contribution is initially invested in the Company’s common stock, an employee can reinvest the matching contributions among various investment alternatives. Total expense was $53 million, $49 million and $49 million in 2005, 2004 and 2003, respectively.

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

     Under the current plan’s benefit structure, a participant’s future retirement benefits are based on a participant’s highest five-year average annual compensation during his or her last 10 years before retirement or termination from the Company. Prior to the merger with Firstar Corporation, two of the previous companies had cash balance pension benefit structures under which the participants earned retirement benefits based on their average compensation over their entire career, while the former Firstar Corporation retirement benefit structure was based on final average pay and years of service, similar to the current plan. Plan assets primarily consist of various equities, equity mutual funds and other miscellaneous assets.
     In general, the Company’s pension plan objectives include maintaining a funded status sufficient to meet participant benefit obligations over time while reducing long-term funding requirements and pension costs. The Company has an established process for evaluating all the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (LTROR). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee (“the Committee”) in evaluating plan objectives, funding policies and plan investment policies considering its long-term investment time horizon and asset allocation strategies. The process also evaluates significant plan assumptions. Although plan assumptions are established annually, the Company may update its analysis on an interim basis in order to be responsive to significant events that occur during the year, such as plan mergers and amendments.
     In addition to the funded qualified retirement plan, the Company maintains a non-qualified plan that is unfunded and the aggregate accumulated benefit obligation exceeds the assets. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plan. The Company recognized a settlement loss of $4 million on this plan in 2003, related to the level of payouts made from the plan.

Funding Practices The Company’s funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. No contributions were made in 2004 or 2005. In 2006, the Company anticipates no minimum funding requirement and therefore does not expect to make any contributions to the plan. Contributions made to the plan were invested in accordance with established investment policies and asset allocation strategies.

Investment Policies and Asset Allocation In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. An independent consultant performs modeling that projects numerous

86  U.S. BANCORP

outcomes using a broad range of possible scenarios, including a mix of possible rates of inflation and economic growth. Some of the scenarios included are: low inflation and high growth (ideal growth), low inflation and low growth (recession), high inflation and low growth (stagflation) and high inflation and high growth (inflationary growth). Starting with current economic information, the model bases its projections on past relationships between inflation, fixed income rates and equity returns when these types of economic conditions have existed over the previous 30 years, both in the U.S. and in foreign countries.
     Generally, based on historical performance of the various investment asset classes, investments in equities have outperformed other investment classes but are subject to higher volatility. While an asset allocation including bonds and other assets generally has lower volatility and may provide protection in a declining interest rate environment, it limits the pension plan’s long-term up-side potential. Given the pension plan’s investment horizon and the financial viability of the Company to meet its funding objectives, the Committee has determined that an asset allocation strategy investing in 100 percent equities diversified among various domestic equity categories and international equities is appropriate.

The following unaudited table provides a summary of asset allocations adopted by the Company compared with a typical asset allocation alternative:

							2005
	Asset Allocation						Expected Returns

		December 2005			December 2004
	Typical								Standard
Asset Class	Asset Mix	Actual	Target		Actual	Target (a)	Compound	Average	Deviation

Domestic equities
Large Cap	30%	56%	55%		53%	55%	8.0%	9.5%	18.0%
Mid Cap	15	16	19		16	19	8.2	10.2	21.1
Small Cap	15	5	6		7	6	8.4	10.9	24.0
International equities	10	21	20		22	20	8.2	10.3	21.9
Fixed income	30	—	—		—	—
Other	—	2	—		2	—

Total mix or weighted rates	100%	100%	100%		100%	100%	8.3	9.8	17.8

LTROR assumed	7.6%		8.9	% (b)		8.9%
Standard deviation	13.5%		17.8%			18.0%
Sharpe ratio (c)	.405		.379			.386

(a)	The target asset allocation was modified in December 2003, effective January 1, 2004, to reduce the potential volatility of the portfolio without significantly reducing the expected returns. The change in the allocation was completed by the second quarter of 2004 and the year end variations from the target allocation were a result of that change.
(b)	The LTROR assumed for the target asset allocation strategy of 8.9 percent is based on a range of estimates evaluated by the Company including the compound expected return of 8.3 percent and the average expected return of 9.8 percent.
(c)	The Sharpe ratio is a direct measure of reward-to-risk. The Sharpe ratio for these asset allocation strategies is considered to be within acceptable parameters.
     In accordance with its existing practices, the independent pension consultant utilized by the Company updated the analysis of expected rates of return and evaluated peer group data, market conditions and other factors relevant to determining the LTROR assumptions for pension costs for 2004 and 2005. The analysis performed indicated that the LTROR assumption of 8.9 percent, used in both 2004 and 2005, continued to be in line with expected returns based on current economic conditions and the Company expects to continue using this LTROR in 2006. The LTROR was first reduced to the current LTROR of 8.9 percent in 2003 to reflect the long range impact of the poor market performance of equities in 2001 and 2002. Regardless of the extent of the Company’s analysis of alternative asset allocation strategies, economic scenarios and possible outcomes, plan assumptions developed for the LTROR are subject to imprecision and changes in economic factors. As a result of the modeling imprecision and uncertainty, the Company considers a range of potential expected rates of return, economic conditions for several scenarios, historical performance relative to assumed rates of return and asset allocation and LTROR information for a peer group in establishing its assumptions.

Post-Retirement Medical Plans In addition to providing pension benefits, the Company provides health care and death benefits to certain retired employees through one retiree medical program. Generally, all active employees may become eligible for retiree health care benefits by meeting defined age and service requirements. The Company may also subsidize the cost of coverage for employees meeting certain age and service requirements. The medical plan contains other cost-sharing features such as deductibles and coinsurance. The estimated cost of these retiree benefit payments is accrued during the employees’ active service.

U.S. BANCORP  87

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company recognized the estimated expected benefit prospectively from July 1, 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) at September 30, 2004, by $40 million, and net periodic cost for 2004 by $2 million. Based on final regulations issued during 2005, the expected benefit impact of the Medicare subsidy increased and the accumulated postretirement benefit obligation was reduced by an additional $10 million as of September 30, 2005. The net periodic cost for 2005 was reduced by $5 million. The Company does not expect a significant reduction in future participation in the postretirement medical plan as a result of the Act.

The Company uses a measurement date of September 30 for its retirement plans. The following table summarizes benefit obligation and plan asset activity for the retirement plans:

			Post-Retirement
	Pension Plans		Medical Plans

(Dollars in Millions)	2005	2004	2005	2004

Projected benefit obligation
Benefit obligation at beginning of measurement period	$1,951	$1,801	$281	$320
Service cost	63	59	5	4
Interest cost	112	109	16	18
Plan participants’ contributions	—	—	17	16
Actuarial (gain) loss	145	150	(38)	(40)
Benefit payments	(88)	(86)	(36)	(37)
Curtailments	—	—	—	—
Settlements	(36)	(82)	—	—
Amendments	—	—	—	—

Benefit obligation at end of measurement period (a)(b)	$2,147	$1,951	$245	$281

Fair value of plan assets
Fair value at beginning of measurement period	$2,127	$1,976	$39	$39
Actual return on plan assets	398	298	1	—
Employer contributions	18	21	18	21
Plan participants’ contributions	—	—	17	16
Settlements	(36)	(82)	—	—
Benefit payments	(88)	(86)	(36)	(37)

Fair value at end of measurement period	$2,419	$2,127	$39	$39

Funded status
Funded status at end of measurement period	$272	$176	$(206)	$(242)
Unrecognized transition (asset) obligation	—	—	5	6
Unrecognized prior service cost	(39)	(45)	(5)	(6)
Unrecognized net (gain) loss	724	841	—	38
Fourth quarter contribution	11	4	155	4

Net amount recognized	$968	$976	$(51)	$(200)

Components of statement of financial position
Prepaid benefit cost	$1,146	$1,155	$—	$—
Accrued benefit liability	(178)	(179)	(51)	(200)
Additional minimum liability	(47)	—	—	—
Intangible asset	9	—	—	—
Accumulated other comprehensive income	38	—	—	—

Net amount recognized	$968	$976	$(51)	$(200)

(a)	At December 31, 2005 and 2004, the accumulated benefit obligation for all qualified pension plans was $1.8 billion and $1.7 billion, respectively.
(b)	U.S. Bancorp retained the qualified pension plan obligation for the inactive participants, relating to employees of the Piper Jaffray Companies. Therefore, all liabilities and plan assets related to inactive participants in the qualified pension plan associated with the Piper Jaffray Companies are included in the pension plans benefit obligation.

88  U.S. BANCORP

The following table sets forth the components of net periodic benefit cost (income) for the retirement plans:

	Pension Plans			Post-Retirement Medical Plans

(Dollars in Millions)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost (income)
Service cost	$63	$59	$56	$5	$4	$3
Interest cost	112	109	108	16	18	19
Expected return on plan assets	(194)	(203)	(184)	(1)	(1)	(1)
Net amortization and deferral	(6)	(6)	(7)	—	—	—
Recognized actuarial (gain) loss	58	50	(1)	—	2	—

Net periodic benefit cost (income)	33	9	(28)	20	23	21
Curtailment and settlement (gain) loss	—	—	4	—	—	—

Net periodic benefit cost (income) after curtailment and settlement (gain) loss, and cost of special or contractual termination benefits recognized	$33	$9	$(24)	$20	$23	$21

The following table sets forth the weighted-average plan assumptions and other data:

(Dollars in Millions)	2005	2004	2003

Pension plan actuarial computations
Expected long-term return on plan assets	8.9%	8.9%	8.9%
Discount rate in determining benefit obligations (a)	5.7	6.0	6.2
Rate of increase in future compensation	3.5	3.5	3.5
Post-retirement medical plan actuarial computations
Expected long-term return on plan assets	3.5%	3.5%	3.5%
Discount rate in determining benefit obligations	5.7	6.0	6.2
Health care cost trend rate (b)
Prior to age 65	9.0%	10.0%	11.0%
After age 65	11.0	12.0	13.0
Effect of one percent increase in health care cost trend rate
Service and interest costs	$1	$1	$1
Accumulated post-retirement benefit obligation	18	21	23
Effect of one percent decrease in health care cost trend rate
Service and interest costs	$(1)	$(1)	$(1)
Accumulated post-retirement benefit obligation	(16)	(19)	(20)

(a)	The discount rate at the measurement date approximated the Moody’s Aa corporate bond rating for projected benefit distributions with a duration of 12.7 and 11.9 years for 2005 and 2004, respectively.
(b)	The pre-65 and post-65 rates are assumed to decrease gradually to 5.5% and 6.0% respectively by 2011 and remain at these levels thereafter.

The following table provides information for pension plans with benefit obligations in excess of plan assets:

(Dollars in Millions)	2005	2004

Benefit obligation	$236	$234
Accumulated benefit obligation	225	223
Fair value of plan assets	—	—

The following benefit payments (net of participant contributions) are expected to be paid from the U.S. Bancorp Pension and Postretirement Medical Plans:

	Pension	Post-Retirement
(Dollars in Millions)	Plans	Medical Plans

Estimated Future Benefit Payments
2006	$137	$20
2007	124	21
2008	122	21
2009	123	21
2010	127	21
2011 — 2015	690	104

U.S. BANCORP  89

Note 19	STOCK-BASED COMPENSATION

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
     At December 31, 2005, there were 25 million shares (subject to adjustment for forfeitures) available for grant under various plans.

The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

	2005		2004		2003

	Stock	Weighted-Average	Stock	Weighted-Average	Stock	Weighted-Average
Year Ended December 31	Options/Shares	Exercise Price	Options/Shares	Exercise Price	Options/Shares	Exercise Price

Stock option plans
Number outstanding at beginning of year	134,727,285	$23.41	165,522,354	$22.93	206,252,590	$22.77
Granted	12,489,062	30.14	8,741,521	28.46	1,872,653	23.00
Assumed/converted (a)	—	—	—	—	1,116,884	—
Exercised	(17,719,565)	20.96	(27,319,242)	21.59	(22,484,069)	18.27
Cancelled (b)	(3,513,321)	25.07	(12,217,348)	24.56	(21,235,704)	25.13

Number outstanding at end of year	125,983,461	$24.38	134,727,285	$23.41	165,522,354	$22.93
Exercisable at end of year	100,110,188	$23.64	101,027,155	$23.51	116,427,321	$23.60

Weighted-average fair value of shares granted		$6.65		$8.75		$6.82

Restricted share plans
Number outstanding at beginning of year	2,265,625		1,304,106		2,280,057
Granted	1,024,622		1,338,054		58,481
Cancelled/vested	(646,076)		(376,535)		(1,034,432)

Number outstanding at end of year	2,644,171		2,265,625		1,304,106

Weighted-average fair value of shares granted		$30.03		$28.42		$24.43

(a)	In connection with the December 31, 2003, tax-free distribution of Piper Jaffray Companies, stock options were adjusted in accordance with provisions of the contracts based on an exchange ratio of 1.0068 representing the relative stock price adjustment at the time of distribution.
(b)	Options cancelled includes both non-vested (i.e., forfeitures) and vested shares.

90  U.S. BANCORP

Additional information regarding stock options outstanding as of December 31, 2005, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$5.05 — $10.00	91,470	.7	$7.31	91,470	$7.31
$10.01 — $15.00	2,107,124	1.7	11.37	2,107,124	11.37
$15.01 — $20.00	20,476,728	5.1	18.80	20,295,870	18.80
$20.01 — $25.00	52,679,575	5.1	22.37	45,685,591	22.48
$25.01 — $30.00	35,825,425	4.3	28.58	27,713,694	28.68
$30.01 — $35.00	14,515,311	7.0	30.91	3,928,611	32.72
$35.01 — $36.95	287,828	1.4	35.90	287,828	35.90

	125,983,461	5.0	$24.38	100,110,188	$23.64

     Stock-based compensation was $132 million in 2005, compared with $176 million and $158 million in 2004 and 2003, respectively. At the time employee stock options expire, are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, stock-based compensation was $83 million in 2005, compared with $139 million and $123 million in 2004 and 2003, respectively.

The following table provides a summary of the valuation assumptions utilized by the Company to determine the estimated value of stock option grants:

Weighted-average assumptions in stock option valuation	2005	2004	2003

Risk-free interest rates	3.6%	3.5%	2.8%
Dividend yields	3.5%	3.5%	3.0%
Stock volatility factor	.29	.40	.40
Expected life of options (in years)	5.4	5.9	5.3

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

U.S. BANCORP  91

Note 20	INCOME TAXES

The components of income tax expense were:

(Dollars in Millions)	2005	2004	2003

Federal
Current	$2,107	$1,531	$1,529
Deferred	(281)	260	223

Federal income tax	1,826	1,791	1,752
State
Current	276	197	139
Deferred	(20)	21	50

State income tax	256	218	189

Total income tax provision	$2,082	$2,009	$1,941

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

(Dollars in Millions)	2005	2004	2003

Tax at statutory rate (35 percent)	$2,300	$2,162	$1,978
State income tax, at statutory rates, net of federal tax benefit	166	142	123
Tax effect of
Tax credits	(221)	(146)	(110)
Resolution of federal and state income tax examinations	(94)	(106)	—
Tax-exempt income from life insurance	(48)	(37)	(37)
Tax-exempt interest, net	(22)	(22)	(22)
Other items	1	16	9

Applicable income taxes	$2,082	$2,009	$1,941

     The tax effects of fair value adjustments on securities available-for-sale, derivative instruments in cash flow hedges and certain tax benefits related to stock options are recorded directly to shareholders’ equity as part of other comprehensive income.

     In preparing its tax returns, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examinations by federal and state taxing authorities that may give rise to differing interpretations of these complex laws, regulations and methods. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. Included in 2005 was a $94 million reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002. In addition, included in 2004 was a reduction in income tax expense of $90 million related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999 and $16 million related to the resolution of a state tax examination for tax years through 2000. The resolution of these cycles was the result of negotiations held between the Company and representatives of various taxing authorities throughout the examinations. The resolution of these matters and the taxing authorities’ acceptance of submitted claims and tax return adjustments resulted in the reduction of estimated income tax liabilities.
     Deferred income tax assets and liabilities reflect the tax effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

92  U.S. BANCORP

The significant components of the Company’s net deferred tax liability as of December 31 were:

(Dollars in Millions)	2005	2004

Deferred tax assets
Allowance for credit losses	$907	$925
Stock compensation	325	303
Securities available-for-sale and financial instruments	254	13
Intangible asset basis	134	146
Federal AMT credits and capital losses	91	59
Accrued expenses	71	149
Accrued severance, pension and retirement benefits	19	16
Federal and state net operating loss carryforwards	9	9
Other deferred tax assets, net	90	85

Gross deferred tax assets	1,900	1,705
Deferred tax liabilities
Leasing activities	(2,560)	(2,771)
Pension and postretirement benefits	(267)	(272)
Mortgage servicing rights	(113)	(94)
Loans	(96)	(59)
Other investment basis differences	(88)	(80)
Deferred fees	(85)	(78)
Accelerated depreciation	(51)	(56)
Other deferred tax liabilities, net	(254)	(193)

Gross deferred tax liabilities	(3,514)	(3,603)
Valuation allowance	(1)	(1)

Net deferred tax liability	$(1,615)	$(1,899)

     The Company has established a valuation allowance to offset deferred tax assets related to state net operating loss carryforwards which are expected to expire unused. The Company has approximately $138 million of net operating loss carryforwards which expire at various times through 2023.

     Certain events covered by Internal Revenue Code section 593(e), which was not repealed, will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 2005, retained earnings included approximately $102 million of base year reserves for which no deferred federal income tax liability has been recognized.

Note 21	DERIVATIVE INSTRUMENTS

In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment and foreign currency risks and to accommodate the business requirements of its customers. The Company does not enter into derivative transactions for speculative purposes. Refer to Note 1 “Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of the Company’s accounting policies for derivative instruments. For information related to derivative positions held for asset and liability management purposes and customer-related derivative positions, see Table 18 “Derivative Positions,” included in Management’s Discussion and Analysis, which is incorporated by reference in these Notes to Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT POSITIONS

Cash Flow Hedges The Company has $17.2 billion of designated cash flow hedges at December 31, 2005. These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. All cash flow hedges are highly effective for the year ended December 31, 2005, and the change in fair value attributed to hedge ineffectiveness was not material.

     At December 31, 2005 and 2004, accumulated other comprehensive income included a deferred after-tax net loss of $10 million and a deferred after-tax net gain of $113 million, respectively, related to cash flow hedges. The unrealized gain or loss will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The

U.S. BANCORP  93

occurrence of these related cash flows and hedged transactions remains probable. The estimated amount of after-tax gain to be reclassified from accumulated other comprehensive income into earnings during 2006 is $26 million. This includes gains related to hedges that were terminated early and the forecasted transactions are still probable.

Fair Value Hedges The Company has $10.1 billion of designated fair value hedges at December 31, 2005. These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred securities and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

     All fair value hedges are considered highly effective for the year ended December 31, 2005. The change in fair value attributed to hedge ineffectiveness was a loss of $4 million, related to the Company’s mortgage loans held for sale and its 2005 production volume of $23.0 billion.

Net Investment Hedges The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for 2005 was not significant.

Other Asset and Liability Management Derivative Positions The Company has derivative positions that are used for interest rate risk and other risk management purposes but are not designated as cash flow hedges or fair value hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2005, the Company had $1.1 billion of forward commitments to sell residential mortgage loans to hedge the Company’s interest rate risk related to $1.1 billion of unfunded residential loan commitments. Gains and losses on mortgage banking derivatives and the unfunded loan commitments are included in mortgage banking revenue on the income statement.

CUSTOMER-RELATED POSITIONS

The Company acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. At December 31, 2005, the Company had $26.9 billion of aggregate customer derivative positions, including $22.7 billion of interest rate swaps, caps, and floors and $4.2 billion of foreign exchange rate contracts. The Company minimizes its market and liquidity risks by taking similar offsetting positions. Gains or losses on customer-related transactions were not significant for the year ended December 31, 2005.

Note 22	FAIR VALUES OF FINANCIAL INSTRUMENTS

Due to the nature of its business and its customers’ needs, the Company offers a large number of financial instruments, most of which are not actively traded. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services are used. The Company also uses various aggregation methods and assumptions, such as the discount rate and cash flow timing and amounts. As a result, the fair value estimates can neither be substantiated by independent market comparisons, nor realized by the immediate sale or settlement of the financial instrument. Also, the estimates reflect a point in time and could change significantly based on changes in economic factors, such as interest rates. Furthermore, the disclosure of certain financial and nonfinancial assets and liabilities is not required. Finally, the fair value disclosure is not intended to estimate a market value of the Company as a whole. A summary of the Company’s valuation techniques and assumptions follows.

Cash and Cash Equivalents The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements was assumed to approximate fair value.

Securities Investment securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for nonperforming loans and were discounted using current rates offered to borrowers of similar credit characteristics. The fair value of adjustable rate loans is assumed to be equal to their par value.

Deposit Liabilities The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand at year-end. The fair value of fixed-rate certificates of deposit was estimated by discounting the contractual cash flow using the discount rates implied by high-grade corporate bond yield curves.

Short-term Borrowings Federal funds purchased, securities sold under agreements to repurchase, commercial paper and

94  U.S. BANCORP

other short-term funds borrowed are at floating rates or have short-term maturities. Their par value is assumed to approximate their fair value.

Long-term Debt The estimated fair value of medium-term notes, bank notes, and subordinated debt was determined by using discounted cash flow analysis based on high-grade corporate bond yield curves. Floating rate debt is assumed to be equal to par value. Capital trust and other long-term debt instruments were valued using market quotes.

Interest Rate Swaps, Equity Contracts and Options The interest rate options and swap cash flows were estimated using a third-party pricing model and discounted based on appropriate LIBOR, eurodollar futures, swap, treasury note yield curves and equity market prices.

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

The estimated fair values of the Company’s financial instruments at December 31 are shown in the table below.

	2005		2004

	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$8,202	$8,202	$6,537	$6,537
Investment securities	39,768	39,772	41,481	41,486
Loans held for sale	1,686	1,686	1,439	1,439
Loans	135,765	134,614	124,235	124,611

Total financial assets	185,421	$184,274	173,692	$174,073

Nonfinancial assets	24,044		21,412

Total assets	$209,465		$195,104

Financial Liabilities
Deposits	$124,709	$124,532	$120,741	$120,788
Short-term borrowings	20,200	20,201	13,084	13,084
Long-term debt	37,069	37,114	34,739	35,160

Total financial liabilities	181,978	$181,847	168,564	$169,032

Nonfinancial liabilities	7,401		7,001
Shareholders’ equity	20,086		19,539

Total liabilities and shareholders’ equity	$209,465		$195,104

Derivative Positions
Asset and liability management positions
Interest rate swaps	$57	$57	$435	$435
Futures and forwards	(15)	(15)	(4)	(4)
Foreign exchange contracts	18	18	(12)	(12)
Options	3	3	1	1
Equity contracts	3	3	4	4
Customer related positions
Interest rate contracts	53	53	36	36
Foreign exchange contracts	4	4	4	4

     The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $276 million. The carrying value of other guarantees was $79 million.

U.S. BANCORP  95

Note 23	GUARANTEES AND CONTINGENT LIABILITIES

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

LETTERS OF CREDIT

Standby letters of credit are commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at December 31, 2005, were approximately $10.7 billion with a weighted-average term of approximately 23 months. The estimated fair value of standby letters of credit was approximately $82 million at December 31, 2005.

     The contract or notional amounts of commitments to extend credit and letters of credit at December 31, 2005, were as follows:

	Less Than	After
(Dollars in Millions)	One Year	One Year	Total

Commitments to extend credit
Commercial	$19,493	$37,973	$57,466
Corporate and purchasing cards	11,730	25	11,755
Consumer credit cards	41,040	—	41,040
Other consumer	3,439	12,512	15,951
Letters of credit
Standby	5,212	5,531	10,743
Commercial	242	74	316

LEASE COMMITMENTS

Rental expense for operating leases amounted to $192 million in 2005, $187 million in 2004 and $208 million in 2003. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2005:

	Capitalized	Operating
(Dollars in Millions)	Leases	Leases

2006	$5	$171
2007	4	159
2008	3	140
2009	3	122
2010	3	105
Thereafter	12	461

Total minimum lease payments	30	$1,158

Less amount representing interest	21

Present value of net minimum lease payments	$9

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

96  U.S. BANCORP

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2013. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $466 million at December 31, 2005. The Company’s recorded liabilities as of December 31, 2005, included $8 million representing outstanding amounts owed to these third-parties and required to be recorded on the Company’s balance sheet in accordance with accounting principles generally accepted in the United States.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $13.0 billion at December 31, 2005, and represented the market value of the securities lent to third-parties. At December 31, 2005, the Company held assets with a market value of $13.4 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $843 million at December 31, 2005, and represented the proceeds or guaranteed portion received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $49.0 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant.
     The Company’s primary exposure to future delivery is related to merchant processing for the airline industry. The Company currently processes card transactions for various airlines in the United States and Europe. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and as such merchant processing contracts consider the potential risk of default. Under certain situations, the Company may obtain various forms of collateral to minimize the risk of charge-backs. At December 31, 2005, the value of airline tickets purchased to be delivered at a future date was

U.S. BANCORP  97

approximately $1.7 billion, and the Company held collateral of $1.2 billion in escrow deposits, letters of credit and liens on various assets. With respect to future delivery risk for non-airline merchants, the Company held $33 million of merchant escrow deposits as collateral. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At December 31, 2005, the liability was $24 million primarily related to these airline processing arrangements.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2005, the Company had a recorded liability for potential losses of $19 million.

Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments are guaranteed as long as certain post-acquisition performance-based criteria are met or customer relationships are maintained. At December 31, 2005, the maximum potential future payments required to be made by the Company under these arrangements was approximately $80 million and represented contingent payments related to the acquisition of the Wachovia Corporation’s corporate trust and institutional custody business on December 30, 2005. If required, these contingent payments would be payable within the next 12 months.

Minimum Revenue Guarantees In the normal course of business, the Company may enter into revenue share agreements with third party business partners who generate customer referrals or provide marketing or other services related to the generation of revenue. In certain of these agreements, the Company may guarantee that a minimum amount of revenue share payments will be made to the third party over a specified period of time. For the period ending December 31, 2005, the maximum potential future payments required to be made by the Company under these agreements was $42 million.

Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements were approximately $3.8 billion at December 31, 2005. The recorded fair value of the Company’s liability for the credit enhancement liquidity facility was $20 million at December 31, 2005, and was included in other liabilities.

     The Company has also made financial performance guarantees related to the operations of its subsidiaries. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $1.8 billion at December 31, 2005.

OTHER CONTINGENT LIABILITIES

In connection with the spin-off of Piper Jaffray Companies, the Company has agreed to indemnify Piper Jaffray Companies against losses that may result from third-party claims relating to certain specified matters. The Company’s indemnification obligation related to these specified matters is capped at $18 million and can be terminated by the Company if there is a change in control event for Piper Jaffray Companies. Through December 31, 2005, the Company has paid approximately $4 million to Piper Jaffray Companies under this agreement.

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

98  U.S. BANCORP

Note 24	U.S. BANCORP (PARENT COMPANY)

Condensed Balance Sheet

December 31 (Dollars in Millions)	2005	2004

Assets
Deposits with subsidiary banks, principally interest-bearing	$9,882	$6,806
Available-for-sale securities	107	126
Investments in bank and bank holding company subsidiaries	21,681	20,082
Investments in nonbank subsidiaries	376	371
Advances to nonbank subsidiaries	10	5
Other assets	659	690

Total assets	$32,715	$28,080

Liabilities and Shareholders’ Equity
Short-term funds borrowed	$782	$683
Long-term debt	10,854	6,899
Other liabilities	993	959
Shareholders’ equity	20,086	19,539

Total liabilities and shareholders’ equity	$32,715	$28,080

Condensed Statement of Income

Year Ended December 31 (Dollars in Millions)	2005	2004	2003

Income
Dividends from bank and bank holding company subsidiaries	$2,609	$4,900	$27
Dividends from nonbank subsidiaries	—	229	6
Interest from subsidiaries	200	54	69
Other income	22	21	62

Total income	2,831	5,204	164
Expense
Interest on short-term funds borrowed	25	8	8
Interest on long-term debt	311	256	271
Other expense	93	47	89

Total expense	429	311	368

Income (loss) before income taxes and equity in undistributed income of subsidiaries	2,402	4,893	(204)
Income tax credit	(73)	(53)	(37)

Income (loss) of parent company	2,475	4,946	(167)
Equity (deficiency) in undistributed income of subsidiaries	2,014	(779)	3,900

Net income	$4,489	$4,167	$3,733

U.S. BANCORP  99

Condensed Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2005	2004	2003

Operating Activities
Net income	$4,489	$4,167	$3,733
Adjustments to reconcile net income to net cash provided by operating activities
(Equity) deficiency in undistributed income of subsidiaries	(2,014)	779	(3,900)
Other, net	128	43	172

Net cash provided by (used in) operating activities	2,603	4,989	5
Investing Activities
Proceeds from sales and maturities of investment securities	13	76	21
Purchases of investment securities	—	(76)	(73)
Investments in subsidiaries	(43)	—	(284)
Equity distributions from subsidiaries	39	1,916	536
Net (increase) decrease in short-term advances to subsidiaries	(5)	11	35
Principal collected on long-term advances to subsidiaries	—	—	573
Other, net	(18)	(12)	131

Net cash provided by (used in) investing activities	(14)	1,915	939
Financing Activities
Net increase (decrease) in short-term advances from subsidiaries	—	—	(117)
Net increase (decrease) in short-term borrowings	99	(16)	319
Principal payments or redemptions of long-term debt	(1,862)	(909)	(1,954)
Proceeds from issuance of long-term debt	5,979	—	1,150
Proceeds from issuance of common stock	371	581	398
Repurchase of common stock	(1,855)	(2,660)	(326)
Cash dividends paid	(2,245)	(1,820)	(1,557)

Net cash provided by (used in) financing activities	487	(4,824)	(2,087)

Change in cash and cash equivalents	3,076	2,080	(1,143)
Cash and cash equivalents at beginning of year	6,806	4,726	5,869

Cash and cash equivalents at end of year	$9,882	$6,806	$4,726

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

     Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years or if the bank’s retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency’s minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval. The amount of dividends available to the parent company from the bank subsidiaries at December 31, 2005, was approximately $1.0 billion.

100  U.S. BANCORP

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent accountants, Ernst & Young LLP, have been engaged to render an independent professional opinion on the financial statements and issue an attestation report on management’s assessment of the Company’s system of internal control over financial reporting. Their opinion on the financial statements appearing on page 102 and their attestation on the system of internal controls over financial reporting appearing on page 103 are based on procedures conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).

U.S. BANCORP  101

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of U.S. Bancorp:

We have audited the accompanying consolidated balance sheets of U.S. Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Bancorp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Minneapolis, Minnesota

February 17, 2006

102  U.S. BANCORP

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of U.S. Bancorp:

We have audited management’s assessment, included in the accompanying Report of Management, that U.S. Bancorp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). U.S. Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that U.S. Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, U.S. Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Minneapolis, Minnesota

February 17, 2006

U.S. BANCORP  103

U.S. BANCORP
CONSOLIDATED BALANCE SHEET — FIVE-YEAR SUMMARY

						% Change
December 31 (Dollars in Millions)	2005	2004	2003	2002	2001	2005 v 2004

Assets
Cash and due from banks	$8,004	$6,336	$8,630	$10,758	$9,120	26.3%
Held-to-maturity securities	109	127	152	233	299	(14.2)
Available-for-sale securities	39,659	41,354	43,182	28,255	26,309	(4.1)
Loans held for sale	1,686	1,439	1,433	4,159	2,820	17.2
Loans	137,806	126,315	118,235	116,251	114,405	9.1
Less allowance for loan losses	(2,041)	(2,080)	(2,184)	(2,422)	(2,457)	(1.9)

Net loans	135,765	124,235	116,051	113,829	111,948	9.3
Other assets	24,242	21,613	20,023	22,793	20,894	12.2

Total assets	$209,465	$195,104	$189,471	$180,027	$171,390	7.4%

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,214	$30,756	$32,470	$35,106	$31,212	4.7%
Interest-bearing	92,495	89,985	86,582	80,428	74,007	2.8

Total deposits	124,709	120,741	119,052	115,534	105,219	3.3
Short-term borrowings	20,200	13,084	10,850	7,806	14,670	54.4
Long-term debt	37,069	34,739	33,816	31,582	28,542	6.7
Other liabilities	7,401	7,001	6,511	6,669	6,214	5.7

Total liabilities	189,379	175,565	170,229	161,591	154,645	7.9
Shareholders’ equity	20,086	19,539	19,242	18,436	16,745	2.8

Total liabilities and shareholders’ equity	$209,465	$195,104	$189,471	$180,027	$171,390	7.4%

104  U.S. BANCORP

U.S. BANCORP
CONSOLIDATED STATEMENT OF INCOME — FIVE-YEAR SUMMARY

						% Change
Year Ended December 31 (Dollars in Millions)	2005	2004	2003	2002	2001	2005 v 2004

Interest Income
Loans	$8,381	$7,168	$7,272	$7,743	$9,414	16.9%
Loans held for sale	106	91	202	171	147	16.5
Investment securities	1,954	1,827	1,684	1,484	1,296	7.0
Other interest income	110	100	100	96	90	10.0

Total interest income	10,551	9,186	9,258	9,494	10,947	14.9
Interest Expense
Deposits	1,559	904	1,097	1,485	2,828	72.5
Short-term borrowings	690	263	167	223	476	*
Long-term debt	1,247	908	805	972	1,292	37.3

Total interest expense	3,496	2,075	2,069	2,680	4,596	68.5

Net interest income	7,055	7,111	7,189	6,814	6,351	(.8)
Provision for credit losses	666	669	1,254	1,349	2,529	(.4)

Net interest income after provision for credit losses	6,389	6,442	5,935	5,465	3,822	(.8)
Noninterest Income
Credit and debit card revenue	713	649	561	517	466	9.9
Corporate payment products revenue	488	407	361	326	298	19.9
ATM processing services	229	175	166	161	153	30.9
Merchant processing services	770	675	561	567	309	14.1
Trust and investment management fees	1,009	981	954	892	888	2.9
Deposit service charges	928	807	716	690	645	15.0
Treasury management fees	437	467	466	417	347	(6.4)
Commercial products revenue	400	432	401	479	437	(7.4)
Mortgage banking revenue	432	397	367	330	234	8.8
Investment products fees and commissions	152	156	145	133	131	(2.6)
Securities gains (losses), net	(106)	(105)	245	300	329	(1.0)
Other	593	478	370	399	432	24.1

Total noninterest income	6,045	5,519	5,313	5,211	4,669	9.5
Noninterest Expense
Compensation	2,383	2,252	2,177	2,167	2,037	5.8
Employee benefits	431	389	328	318	285	10.8
Net occupancy and equipment	641	631	644	659	667	1.6
Professional services	166	149	143	130	116	11.4
Marketing and business development	235	194	180	171	178	21.1
Technology and communications	466	430	418	392	354	8.4
Postage, printing and supplies	255	248	246	243	242	2.8
Goodwill	—	—	—	—	237	—
Other intangibles	458	550	682	553	278	(16.7)
Debt prepayment	54	155	—	—	7	(65.2)
Other	774	787	779	1,107	1,748	(1.7)

Total noninterest expense	5,863	5,785	5,597	5,740	6,149	1.3

Income from continuing operations before income taxes	6,571	6,176	5,651	4,936	2,342	6.4
Applicable income taxes	2,082	2,009	1,941	1,708	818	3.6

Income from continuing operations	4,489	4,167	3,710	3,228	1,524	7.7
Income (loss) from discontinued operations (after-tax)	—	—	23	(23)	(45)	—
Cumulative effect of accounting change (after-tax)	—	—	—	(37)	—	—

Net income	$4,489	$4,167	$3,733	$3,168	$1,479	7.7

* Not meaningful

U.S. BANCORP  105

U.S. BANCORP
QUARTERLY CONSOLIDATED FINANCIAL DATA

	2005				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in Millions, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income
Loans	$1,911	$2,027	$2,167	$2,276	$1,747	$1,740	$1,803	$1,878
Loans held for sale	21	24	30	31	20	27	21	23
Investment securities	476	486	492	500	469	444	453	461
Other interest income	27	28	29	26	22	25	26	27

Total interest income	2,435	2,565	2,718	2,833	2,258	2,236	2,303	2,389
Interest Expense
Deposits	308	361	414	476	227	205	222	250
Short-term borrowings	112	143	205	230	50	59	74	80
Long-term debt	271	307	317	352	209	200	232	267

Total interest expense	691	811	936	1,058	486	464	528	597

Net interest income	1,744	1,754	1,782	1,775	1,772	1,772	1,775	1,792
Provision for credit losses	172	144	145	205	235	204	166	64

Net interest income after provision for credit losses	1,572	1,610	1,637	1,570	1,537	1,568	1,609	1,728
Noninterest Income
Credit and debit card revenue	154	177	185	197	142	159	164	184
Corporate payment products revenue	107	120	135	126	95	103	108	101
ATM processing services	47	57	64	61	42	45	45	43
Merchant processing services	178	198	200	194	141	165	188	181
Trust and investment management fees	247	253	251	258	249	251	240	241
Deposit service charges	210	234	246	238	185	202	208	212
Treasury management fees	107	117	109	104	118	121	118	110
Commercial products revenue	96	100	103	101	110	108	106	108
Mortgage banking revenue	102	110	111	109	94	110	97	96
Investment products fees and commissions	39	39	37	37	39	43	37	37
Securities gains (losses), net	(59)	1	1	(49)	—	(172)	88	(21)
Other	154	135	134	170	103	107	125	143

Total noninterest income	1,382	1,541	1,576	1,546	1,318	1,242	1,524	1,435
Noninterest Expense
Compensation	567	612	603	601	536	573	564	579
Employee benefits	116	108	106	101	100	91	100	98
Net occupancy and equipment	154	159	162	166	156	153	159	163
Professional services	36	39	44	47	32	35	37	45
Marketing and business development	43	67	61	64	35	49	61	49
Technology and communications	106	113	118	129	102	102	110	116
Postage, printing and supplies	63	63	64	65	62	60	61	65
Other intangibles	71	181	125	81	226	(47)	210	161
Debt prepayment	—	54	—	—	35	2	5	113
Other	175	199	190	210	171	215	211	190

Total noninterest expense	1,331	1,595	1,473	1,464	1,455	1,233	1,518	1,579

Income before income taxes	1,623	1,556	1,740	1,652	1,400	1,577	1,615	1,584
Applicable income taxes	552	435	586	509	392	540	549	528

Net income	$1,071	$1,121	$1,154	$1,143	$1,008	$1,037	$1,066	$1,056

Earnings per share	$.58	$.61	$.63	$.63	$.53	$.55	$.57	$.57
Diluted earnings per share	$.57	$.60	$.62	$.62	$.52	$.54	$.56	$.56

106  U.S. BANCORP

U.S. BANCORP
SUPPLEMENTAL FINANCIAL DATA

Earnings Per Share Summary	2005	2004	2003	2002	2001

Earnings per share from continuing operations	$2.45	$2.21	$1.93	$1.68	$.79
Discontinued operations	—	—	.01	(.01)	(.02)
Cumulative effect of accounting change	—	—	—	(.02)	—

Earnings per share	$2.45	$2.21	$1.94	$1.65	$.77

Diluted earnings per share from continuing operations	$2.42	$2.18	$1.92	$1.68	$.79
Discontinued operations	—	—	.01	(.01)	(.03)
Cumulative effect of accounting change	—	—	—	(.02)	—

Diluted earnings per share	$2.42	$2.18	$1.93	$1.65	$.76

Ratios

Return on average assets	2.21%	2.17%	1.99%	1.84%	.89%
Return on average equity	22.5	21.4	19.2	18.3	9.0
Average total equity to average assets	9.8	10.2	10.3	10.0	9.9
Dividends per share to net income per share	50.2	46.2	44.1	47.3	97.4

Other Statistics (Dollars and Shares in Millions)

Common shares outstanding (a)	1,815	1,858	1,923	1,917	1,952
Average common shares outstanding and common stock equivalents
Earnings per share	1,831	1,887	1,924	1,916	1,928
Diluted earnings per share	1,857	1,913	1,936	1,925	1,940
Number of shareholders (b)	69,217	71,492	74,341	74,805	76,395
Common dividends declared	$2,246	$1,917	$1,645	$1,488	$1,447

(a)	Defined as total common shares less common stock held in treasury at December 31.
(b)	Based on number of common stock shareholders of record at December 31.

Stock Price Range and Dividends

	2005				2004

	Sales Price				Sales Price

			Closing	Dividends			Closing	Dividends
	High	Low	Price	Declared	High	Low	Price	Declared

First quarter	$31.36	$28.17	$28.82	$.300	$29.70	$26.41	$27.65	$.240
Second quarter	29.91	26.80	29.20	.300	28.65	24.89	27.56	.240
Third quarter	30.91	27.77	28.08	.300	30.00	27.42	28.90	.240
Fourth quarter	31.21	27.32	29.89	.330	31.65	27.52	31.32	.300

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol “USB.”

U.S. BANCORP  107

U.S. BANCORP
CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND

Year Ended December 31	2005			2004

	Average		Yields	Average		Yields
(Dollars in Millions)	Balances	Interest	and Rates	Balances	Interest	and Rates

Assets
Investment securities	$42,103	$1,962	4.66%	$43,009	$1,836	4.27%
Loans held for sale	1,795	106	5.88	1,608	91	5.69
Loans (b)
Commercial	42,641	2,501	5.87	39,348	2,213	5.62
Commercial real estate	27,964	1,804	6.45	27,267	1,543	5.66
Residential mortgages	18,036	1,001	5.55	14,322	812	5.67
Retail	44,464	3,100	6.97	41,204	2,620	6.36

Total loans	133,105	8,406	6.32	122,141	7,188	5.89
Other earning assets	1,422	110	7.77	1,365	100	7.33

Total earning assets	178,425	10,584	5.93	168,123	9,215	5.48
Allowance for credit losses	(2,098)			(2,303)
Unrealized gain (loss) on available-for-sale securities	(368)			(346)
Other assets (c)	27,239			26,119

Total assets	$203,198			$191,593

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,229			$29,816
Interest-bearing deposits
Interest checking	22,785	135	.59	20,933	71	.34
Money market savings	29,314	358	1.22	32,854	235	.72
Savings accounts	5,819	15	.26	5,866	15	.26
Time certificates of deposit less than $100,000	13,199	389	2.95	13,074	341	2.61
Time deposits greater than $100,000	20,655	662	3.20	13,679	242	1.77

Total interest-bearing deposits	91,772	1,559	1.70	86,406	904	1.05
Short-term borrowings	19,382	690	3.56	14,534	263	1.81
Long-term debt	36,141	1,247	3.45	35,115	908	2.59

Total interest-bearing liabilities	147,295	3,496	2.37	136,055	2,075	1.53
Other liabilities (d)	6,721			6,263
Shareholders’ equity	19,953			19,459

Total liabilities and shareholders’ equity	$203,198			$191,593

Net interest income		$7,088			$7,140

Gross interest margin			3.56%			3.95%

Gross interest margin without taxable-equivalent increments			3.54			3.93

Percent of Earning Assets
Interest income			5.93%			5.48%
Interest expense			1.96			1.23

Net interest margin			3.97%			4.25%

Net interest margin without taxable-equivalent increments			3.95%			4.23%

(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,427 million, $1,733 million, and $1,664 million of earning assets from discontinued operations in 2003, 2002, and 2001, respectively.
(d)	Includes approximately $1,034 million, $1,524 million, and $1,776 million of interest-bearing liabilities from discontinued operations in 2003, 2002, and 2001, respectively.

108  U.S. BANCORP

RELATED YIELDS AND RATES (a)

2003			2002			2001			2005 v 2004

									% Change
Average		Yields	Average		Yields	Average		Yields	Average
Balances	Interest	and Rates	Balances	Interest	and Rates	Balances	Interest	and Rates	Balances

$37,248	$1,697	4.56%	$28,829	$1,504	5.22%	$21,916	$1,335	6.09%	(2.1)%
3,616	202	5.59	2,644	171	6.45	1,911	147	7.69	11.6
41,326	2,315	5.60	43,817	2,622	5.98	50,072	3,609	7.21	8.4
27,142	1,585	5.84	25,723	1,636	6.36	26,081	2,003	7.68	2.6
11,696	713	6.10	8,412	595	7.08	8,576	658	7.67	25.9
38,198	2,674	7.00	36,501	2,903	7.95	33,448	3,158	9.44	7.9

118,362	7,287	6.16	114,453	7,756	6.78	118,177	9,428	7.98	9.0
1,582	100	6.32	1,484	96	6.48	1,497	91	6.05	4.2

160,808	9,286	5.77	147,410	9,527	6.46	143,501	11,001	7.67	6.1
(2,467)			(2,542)			(1,979)			8.9
120			409			165			(6.4)
29,169			26,671			24,257			4.3

$187,630			$171,948			$165,944			6.1

$31,715			$28,715			$25,109			(2.0)
19,104	84	.44	15,631	102	.65	13,962	204	1.46	8.8
32,310	318	.98	25,237	313	1.24	24,932	711	2.85	(10.8)
5,612	21	.38	4,928	25	.51	4,571	42	.93	(.8)
15,493	451	2.91	19,283	743	3.86	23,328	1,241	5.32	1.0
12,319	223	1.81	11,330	302	2.66	13,054	630	4.82	51.0

84,838	1,097	1.29	76,409	1,485	1.94	79,847	2,828	3.54	6.2
10,503	167	1.59	10,116	223	2.20	11,679	476	4.07	33.4
33,663	805	2.39	32,172	972	3.02	26,088	1,292	4.95	2.9

129,004	2,069	1.60	118,697	2,680	2.26	117,614	4,596	3.91	8.3
7,518			7,263			6,795			7.3
19,393			17,273			16,426			2.5

$187,630			$171,948			$165,944			6.1%

	$7,217			$6,847			$6,405

		4.17%			4.20%			3.76%

		4.15			4.18			3.72

		5.77%			6.46%			7.67%
		1.28			1.81			3.21

		4.49%			4.65%			4.46%

		4.47%			4.63%			4.43%

U.S. BANCORP  109

Annual Report on Form 10-K

United States Securities and Exchange Commission
Washington, D.C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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
     U.S. Bancorp is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act,
     U.S. Bancorp is required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
     U.S. Bancorp is a larger accelerated filer, as defined by Rule 12b-2 of the Exchange Act.
     U.S. Bancorp is not a shell company, as defined by Rule 12b-2 of the Exchange Act.
     The aggregate market value of common stock held by non-affiliates as of June 30, 2005, was approximately $53.4 billion based on the closing sale price as reported on the New York Stock Exchange.
     As of February 27, 2006, U.S. Bancorp had 1,800,880,986 shares of common stock outstanding and 68,868 registered holders of its common stock.
     This report incorporates into a single document the requirements of the Securities and Exchange Commission with respect to annual reports on Form 10-K and annual reports to shareholders. Only those sections of this report referenced in the following cross-reference index and the information under the caption ‘Safe Harbor’ statement under the Private Securities Litigation Reform Act of 1995 are incorporated in the Form 10-K.

Index		Page

Part I
Item 1	Business
	General Business Description	20, 111-112
	Line of Business Financial Performance	52-57
	Website Access to SEC Reports	116
Item 1A	Risk Factors	112-116
Item 1B	Unresolved Staff Comments	none
Item 2	Properties	116
Item 3	Legal Proceedings	none
Item 4	Submission of Matters to a Vote of Security Holders	none

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3, 49-50, 64, 83-85, 90-91, 107, 110
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-60
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	42-49
Item 8	Financial Statements and Supplementary Data	62-109
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none
Item 9A	Controls and Procedures	59-60
Item 9B	Other Information	none
Part III
Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*
Part IV
Item 15	Exhibits and Financial Statement Schedules	117-119
Signatures		120
Certifications		121-123

*	U.S. Bancorp’s definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled “Report of the Compensation Committee” and “Stock Performance Chart.”

110  U.S. BANCORP

General Business Description U.S. Bancorp is a multi-state financial holding company headquartered in Minneapolis, Minnesota. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and automated teller machine (“ATM”) processing, mortgage banking, insurance, brokerage and leasing.

     U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $35 million to $136 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and within certain niche national venues. Lending services include traditional credit products as well as credit card services, financing and import/export trade, asset-backed lending, agricultural finance and other products. Leasing products are offered through bank leasing subsidiaries. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
     U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets and mutual fund processing services to a broad range of mutual funds.
     Banking and investment services are provided through a network of 2,419 banking offices principally operating in 24 states in the Midwest and West. The Company operates a network of 5,003 branded ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Consumer lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources, and a consumer finance division. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, NOVA Information Systems, Inc. (“NOVA”), provides merchant processing services directly to merchants and through a network of banking affiliations. Affiliates of NOVA provide similar merchant services in Canada and segments of Europe. These foreign operations are not significant to the Company.
     On a full-time equivalent basis, as of December 31, 2005, U.S. Bancorp employed 49,684 people.

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

U.S. BANCORP  111

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

Risk Factors There are a number of factors, including those specified below, that may adversely affect the Company’s business, financial results or stock price. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company’s business or adversely impact its financial results or stock price.

Industry Risk Factors

The Company’s business and financial results are significantly affected by general business and economic conditions. The Company’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which the Company operates. For example, an economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes could result in a deterioration of credit quality, a change in the allowance for credit losses, or reduced demand for credit or fee-based products and services. Changes in the financial performance and condition of the Company’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

Changes in the domestic interest rate environment could reduce the Company’s net interest income. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles (including mutual funds) generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

Changes in the laws, regulations and policies governing financial services companies could alter the Company’s business environment and adversely affect operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Company’s cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Company’s net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Company holds, such as debt securities and mortgage servicing rights.

     The Company and its bank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Changes in statutes, regulations or policies could affect the Company in substantial and unpredictable ways, including limiting the types of financial services and products that the Company offers and/or increasing the ability of non-banks to offer competing financial services and products. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company’s financial results. The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Company’s competitors have fewer regulatory constraints and some have lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which the Company and financial services industry are highly dependent, could present operational issues and require capital spending.

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect the Company’s financial results. Technology and other changes now allow many consumers to complete

112  U.S. BANCORP

financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect the Company’s operations, and the Company may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions. Geopolitical conditions may also affect the Company’s earnings. Acts or threats or terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

Company Risk Factors

The Company’s allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses is based on its historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include: analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Company may incur losses on loans that meet these criteria.

Maintaining or increasing the Company’s market share may depend on lowering prices and market acceptance of new products and services. The Company’s success depends, in part, on its ability to adapt its products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce the Company’s net interest margin and revenues from its fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require the Company to make substantial expenditures to modify or adapt the Company’s existing products and services. Also, these and other capital investments in the Company’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. The Company might not be successful in introducing new products and services, achieving market acceptance of its products and services, or developing and maintaining loyal customers.

Because the nature of the financial services business involves a high volume of transactions, the Company faces significant operational risks. The Company operates in many different businesses in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

The change in residual value of leased assets may have an adverse impact on the Company’s financial results. The Company engages in leasing activities and is subject to the risk that the residual value of the property under lease will be less than the Company’s recorded asset value. Adverse changes in the residual value of leased assets can have a negative impact on the Company’s financial results. The risk of changes in the realized value of the leased assets compared to recorded residual values depends on many factors outside of the Company’s control, including supply and demand for the assets, collecting insurance claims, condition of the assets at the end of the lease term, and other economic factors.

Negative publicity could damage the Company’s reputation and adversely impact its business and financial results. Reputation risk, or the risk to the Company’s earnings and capital from negative publicity, is inherent in the Company’s business. Negative publicity can result from the Company’s actual or alleged conduct in any number of

U.S. BANCORP  113

activities, including lending practices, corporate governance and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect the Company’s ability to keep and attract customers and can expose the Company to litigation and regulatory action. Because most of the Company’s businesses operate under the “U.S. Bank” brand, actual or alleged conduct by one business can result in negative publicity about other businesses the Company operates. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company, as a large diversified financial services company with a high industry profile, is inherently exposed to this risk.

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates. The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.

     Certain accounting policies are critical to presenting the Company’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; the valuation of mortgage servicing rights; the valuation of goodwill and other intangible assets; and income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its mortgage servicing rights; recognize significant impairment on its goodwill and other intangible asset balances; or significantly increase its accrued taxes liability.
     For more information, refer to “Critical Accounting Policies” in this Annual Report and Form 10-K.

Changes in accounting standards could materially impact the Company’s financial statements. From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties. The Company regularly explores opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. The Company cannot predict the number, size or timing of acquisitions.

     Difficulty in integrating an acquired business or company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.
     The Company must generally receive federal regulatory approval before it can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the competition, financial condition, and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. In addition, the Company cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. The Company may be required to sell banks or branches as a condition to receiving regulatory approval.

If new laws were enacted that restrict the ability of the Company and its subsidiaries to share information about customers, the Company’s financial results could be negatively affected. The Company’s business model

114  U.S. BANCORP

depends on sharing information among the family of companies owned by U.S. Bancorp to better satisfy the Company’s customer needs. Laws that restrict the ability of the companies owned by U.S. Bancorp to share information about customers could negatively affect the Company’s revenue and profit.

The Company’s business could suffer if the Company fails to attract and retain skilled people. The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities the Company engages in can be intense. The Company may not be able to hire the best people or to keep them.

The Company relies on other companies to provide key components of the Company’s business infrastructure. Third party vendors provide key components of the Company’s business infrastructure such as internet connections, network access and mutual fund distribution. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including as a result of their not providing the Company their services for any reason or their performing their services poorly, could adversely affect the Company’s ability to deliver products and services to the Company’s customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

Significant legal actions could subject the Company to substantial uninsured liabilities. The Company is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Company’s regulators, could involve large monetary claims and significant defense costs. To protect itself from the cost of these claims, the Company maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, the Company’s insurance coverage may not cover all claims against the Company or continue to be available to the Company at a reasonable cost. As a result, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company’s results of operations and financial condition.

The Company is exposed to risk of environmental liability when it takes title to properties. In the course of the Company’s business, the Company may foreclose on and take title to real estate. As a result, the Company could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company becomes subject to significant environmental liabilities, its financial condition and results of operations could be adversely affected.

A natural disaster could harm the Company’s business. Natural disasters could harm the Company’s operations directly through interference with communications, including the interruption or loss of the Company’s websites, which would prevent the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company’s operational, financial and management information systems.

The Company faces systems failure risks as well as security risks, including “hacking” and “identity theft.” The computer systems and network infrastructure the Company and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in our operations could adversely affect our business and financial results. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

The Company relies on dividends from its subsidiaries for its liquidity needs. The Company is a separate and distinct legal entity from its bank subsidiaries and non-bank subsidiaries. The Company receives substantially all of its cash from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank subsidiaries and certain of our non-bank subsidiaries may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to prior claims of the subsidiary’s creditors.

The Company has non-banking businesses that are subject to various risks and uncertainties. The Company is a diversified financial services company and the Company’s

U.S. BANCORP  115

business model is based on a mix of businesses that provide a broad range of products and services delivered through multiple distribution channels. In addition to banking, the Company provides payment services, investments, mortgages and corporate and personal trust services. Although the Company believes its diversity helps lessen the effect of downturns in any one segment of its industry, it also means the Company’s earnings could be subject to various specific risks and uncertainties related to these non-banking businesses.

The Company’s stock price can be volatile. The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company’s quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors; operating and stock price performance of other companies that investors deem comparable to the Company; new technology used or services offered by the Company’s competitors; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations.

     General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease regardless of the Company’s operating results.

Properties U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases eight freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Portland and St. Paul. The Company owns nine principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2005, the Company’s subsidiaries owned and operated a total of 1,431 facilities and leased an additional 1,405 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 10 and 23 of the Notes to Consolidated Financial Statements.

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

116  U.S. BANCORP

ENTRY INTO CERTAIN COVENANTS

USB Capital VIII Replacement Capital Covenant On December 29, 2005, the Company and USB Capital VIII, a Delaware statutory trust and wholly owned subsidiary of U.S. Bancorp, closed the public offering of $375,000,000 principal amount of 6.35% Trust Preferred Securities (the “Capital Securities”), representing preferred beneficial interests in the assets of USB Capital VIII. The proceeds from the sale by USB Capital VIII of the Capital Securities to investors, and its common securities to the Company, were invested by USB Capital VIII in the Company’s 6.35% Income Capital Obligation Notes (the “ICONs”), due 2065 (the “ICONs Offering”).

     Simultaneously with the closing of the ICONs Offering, the Company entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or U.S. Bank National Association (“ICONs Covered Debt”). We will provide a copy of the ICONs Replacement Capital Covenant to holders of ICONs Covered Debt upon request made to the Investor Relations contact listed inside the back cover of this annual report.
     The ICONs replacement capital covenant provides that the Company will not redeem or repurchase, and will cause USB Capital VIII not to redeem or repurchase, all or any part of the ICONs or the Capital Securities on or before December 29, 2035, except, with certain limited exceptions, to the extent that, during the 180 days prior to the date of that redemption or repurchase, the Company has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the ICONs at the time of redemption or repurchase and qualify as Tier 1 capital of the Company under the capital guidelines of the Federal Reserve Board, and (ii) the Company has obtained prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.
     As of the date of this Annual Report, the U.S. Bancorp 4.50% Medium-Term Notes, Series P, CUSIP No. 91159HGJ3, constitutes ICONs Covered Debt whose holders are entitled to the benefits of the ICONS Replacement Capital Covenant.

Exhibits

     Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.
     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

(1)3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)3.2	Restated bylaws, as amended. Filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2001

4.1	[Pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]

(1) 4.2	Amended and Restated Rights Agreement, dated as of December 31, 2002, between U.S. Bancorp and Mellon Investor Services LLC. Filed as Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 001-06880) on December 31, 2002

(1)(2) 10.1	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.2	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.3	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.4	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.5	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.6	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.7	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002

U.S. BANCORP  117

(1)(2) 10.8	Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees. Filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.9	U.S. Bancorp Executive Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.10	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999

(1)(2) 10.11	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.12	1991 Performance and Equity Incentive Plan of the former U.S. Bancorp. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1997

(1)(2) 10.13	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997

(1)(2) 10.14	U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

(1)(2) 10.15	U.S. Bancorp Deferred Compensation Plan for Directors, as amended. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

(1)(2) 10.16	U.S. Bancorp Non Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.17	Appendix B-10 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2005

(1)(2) 10.18	Amendments No. 1, 2 and 3 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003

(1)(2) 10.19	Amendment No. 4 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004

(1)(2) 10.20	Amendment No. 5 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005

(1)(2) 10.21	Amendment No. 6 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005

(1)(2) 10.22	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003

(1)(2) 10.23	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005

(1)(2) 10.24	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

(1)(2) 10.25	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005

(1)(2) 10.26	Form of Change in Control Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.27	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.28	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.29	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006

(1)(2) 10.30	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.31	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.32	Form of Director Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004

118  U.S. BANCORP

(1)(2) 10.33	Form of Executive Officer Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.34	Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.35	Amendment of Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2004

(1)(2) 10.36	Amendment No. 2 of Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.37	Restricted Stock Unit Award Agreement with Jerry A. Grundhofer dated January 2, 2002. Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.38	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005

(2) 10.39	Information Regarding the 2006 Compensation of the Non-Employee Members of the Board of Directors of U.S. Bancorp

12	Statement re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

U.S. BANCORP  119

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 7, 2006, on its behalf by the undersigned, thereunto duly authorized.

U.S. Bancorp

By: Jerry A. Grundhofer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

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

Dated: March 7, 2006

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

Dated: March 7, 2006

122  U.S. BANCORP

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER	/s/ DAVID M. MOFFETT

Jerry A. Grundhofer Chief Executive Officer	David M. Moffett Chief Financial Officer

Dated: March 7, 2006

U.S. BANCORP  123

Executive Officers

Jerry A. Grundhofer

Mr. Grundhofer is Chairman and Chief Executive Officer of U.S. Bancorp. Mr. Grundhofer, 61, has served as Chief Executive Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001 and as Chairman since December 30, 2002. He also served as President from the time of the merger until October 2004. Prior to the merger, Mr. Grundhofer was President and Chief Executive Officer of Firstar Corporation, having served as Chairman, President and Chief Executive Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Jennie P. Carlson

Ms. Carlson is Executive Vice President of U.S. Bancorp. Ms. Carlson, 45, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation, a predecessor company, and Executive Vice President from 1999 to 2001.

Andrew Cecere

Mr. Cecere is Vice Chairman of U.S. Bancorp. Mr. Cecere, 45, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. He assumed responsibility for Private Client and Trust Services in February 2001 and U.S. Bancorp Asset Management in November 2001. Previously, he had served as Chief Financial Officer of U.S. Bancorp from May 2000 through February 2001. Additionally, he served as Vice Chairman of U.S. Bank with responsibility for Commercial Services from 1999 to 2001, having been a Senior Vice President of Finance since 1992.

William L. Chenevich

Mr. Chenevich is Vice Chairman of U.S. Bancorp. Mr. Chenevich, 62, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001. Prior to joining Firstar he was Group Executive Vice President at Visa International from 1994 to 1999.

Richard K. Davis

Mr. Davis is President and Chief Operating Officer of U.S. Bancorp. Mr. Davis, 48, has served in these capacities since October 2004. From the time of the merger of Firstar Corporation and U.S. Bancorp in February 2001 until October 2004, Mr. Davis served as Vice Chairman of U.S. Bancorp. From the time of the merger, Mr. Davis was responsible for Consumer Banking, including Retail Payment Solutions (card services), and he assumed additional responsibility for Commercial Banking in 2003. Previously, he had been Vice Chairman of Consumer Banking of Firstar Corporation from 1998 until 2001 and Executive Vice President, Consumer Banking of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Michael J. Doyle

Mr. Doyle is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Doyle, 49, has served in these positions since January 2003. Until that time, he served as Executive Vice President and Senior Credit Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1999 until the merger, he was Executive Vice President and Chief Approval Officer of Firstar Corporation.

124  U.S. BANCORP

Richard C. Hartnack

Mr. Hartnack is Vice Chairman of U.S. Bancorp. Mr. Hartnack, 60, has served in this position since April 2005, when he joined U.S. Bancorp to assume responsibility for Consumer Banking. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 43, has served in these positions since February 2005. From January 2003 until February 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation, a predecessor company, since 1999.

Pamela A. Joseph

Ms. Joseph is Vice Chairman of U.S. Bancorp. Ms. Joseph, 46, has served as Vice Chairman of U.S. Bancorp since December 2004. Since November 2004, she has been Chairman, and Chief Executive Officer of NOVA Information Systems, Inc., which became a wholly owned subsidiary of U.S. Bancorp in connection with the acquisition of NOVA Corporation in July 2001. From November 2004 until July 2005, Ms. Joseph also served as President of NOVA Information Systems, Inc. Prior to that time, she had been President and Chief Operating Officer of NOVA Information Systems, Inc. since February 2000. She also served as Senior Executive Vice President of Business Development of NOVA Corporation from 2001 to 2004, after serving as its Chief Information Officer from 1997 to 2001.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 57, has served in these positions since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

David M. Moffett

Mr. Moffett is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Moffett, 54, has served in these positions since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Firstar Corporation, and had served as Chief Financial Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Joseph M. Otting

Mr. Otting is Vice Chairman of U.S. Bancorp. Mr. Otting, 48, has served in this position since April 2005, when he assumed responsibility for Commercial Banking and Dealer Services. He assumed additional responsibility for Commercial Real Estate in September 2005. Previously, he served as Executive Vice President, East Commercial Banking Group of U.S. Bancorp from June 2003 to April 2005. He served as Market President of U.S. Bank in Oregon from December 2001 until June 2003. Prior to joining U.S. Bancorp in December 2001, he was Executive Vice President and Head of Commercial Banking at Union Bank of California.

U.S. BANCORP  125

Directors

Jerry A. Grundhofer1,6

Chairman and
Chief Executive Officer
U.S. Bancorp
Minneapolis, Minnesota

Victoria Buyniski Gluckman4,6

President and Chief Executive Officer
United Medical Resources, Inc., a wholly owned subsidiary of UnitedHealth Group Incorporated
Cincinnati, Ohio

Arthur D. Collins, Jr.1,5,6

Chairman and Chief Executive Officer
Medtronic, Inc.
Minneapolis, Minnesota

Peter H. Coors2,4

Vice Chairman
Molson Coors Brewing Company
Golden, Colorado

Joel W. Johnson3,5

Chairman
Hormel Foods Corporation
Austin, Minnesota

Jerry W. Levin2,5

Chairman and
Chief Executive Officer
JW Levin Partners LLC
New York, New York

David B. O’Maley1,2,5

Chairman, President and
Chief Executive Officer
Ohio National Financial Services, Inc.
Cincinnati, Ohio

O’dell M. Owens, M.D., M.P.H.3,4

Independent Consultant and
Hamilton County Coroner
Cincinnati, Ohio

Richard G. Reiten3,6

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

126  U.S. BANCORP

CORPORATE INFORMATION:
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
Mellon Investor Services
P.O. Box 3315
South Hackensack, NJ 07606-1915
Phone: 888-778-1311 or 201-680-4000
Internet: melloninvestor.com
For Registered or Certified Mail:
Mellon Investor Services
480 Washington Boulevard
Jersey City, NJ 07310
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
Dividends and Reinvestment Plan
U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, Mellon Investor Services. See above.
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