Form 10-Q
period 2006-03-31
US BANCORP \DE\
filed 2006-05-10
CIK 36104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
YES   X   NO
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer   X   Accelerated filer          Non-accelerated filer
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES         NO   X
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2006 1,779,884,597 shares

Table of Contents and Form 10-Q Cross Reference Index
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
     This Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and many factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, and effects of critical accounting policies and judgments. Refer to the sections entitled “Risk Factors” and “Corporate Risk Profile” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which you should read carefully, for further discussion of these and other risks.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended
	March 31,

			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,725	$1,751	(1.5)%
Noninterest income	1,614	1,441	12.0
Securities losses, net	—	(59)	*

Total net revenue	3,339	3,133	6.6
Noninterest expense	1,500	1,331	12.7
Provision for credit losses	115	172	(33.1)

Income before taxes	1,724	1,630	5.8
Taxable-equivalent adjustment	10	7	42.9
Applicable income taxes	561	552	1.6

Net income	$1,153	$1,071	7.7

Per Common Share
Earnings per share	$.64	$.58	10.3%
Diluted earnings per share	.63	.57	10.5
Dividends declared per share	.33	.30	10.0
Book value per share	10.80	10.43	3.5
Market value per share	30.50	28.82	5.8
Average common shares outstanding	1,801	1,852	(2.8)
Average diluted common shares outstanding	1,826	1,880	(2.9)
Financial Ratios
Return on average assets	2.23%	2.21%
Return on average common equity	23.3	21.9
Net interest margin (taxable-equivalent basis)	3.80	4.08
Efficiency ratio (b)	44.9	41.7
Average Balances
Loans	$139,379	$127,654	9.2%
Loans held for sale	1,669	1,429	16.8
Investment securities	39,680	42,813	(7.3)
Earning assets	183,101	173,294	5.7
Assets	210,025	196,935	6.6
Noninterest-bearing deposits	28,837	28,417	1.5
Deposits	120,163	119,423	.6
Short-term borrowings	24,356	15,606	56.1
Long-term debt	38,229	35,440	7.9
Shareholders’ equity	20,148	19,803	1.7

	March 31, 2006	December 31, 2005

Period End Balances
Loans	$138,782	$137,806	.7%
Allowance for credit losses	2,251	2,251	—
Investment securities	39,396	39,768	(.9)
Assets	209,907	209,465	.2
Deposits	121,744	124,709	(2.4)
Long-term debt	39,327	37,069	6.1
Shareholders’ equity	20,256	20,086	.8
Regulatory capital ratios
Tier 1 capital	8.9%	8.2%
Total risk-based capital	13.1	12.5
Leverage	8.2	7.6
Tangible common equity	5.4	5.9

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities losses, net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,153 million for the first quarter of 2006 or $.63 per diluted share, compared with $1,071 million, or $.57 per diluted share for the first quarter of 2005. Return on average assets and return on average common equity were 2.23 percent and 23.3 percent, respectively, for the first quarter of 2006, compared with returns of 2.21 percent and 21.9 percent, respectively, for the first quarter of 2005. The Company’s results for the first quarter of 2006 improved over the first quarter of 2005, as net income rose by $82 million (7.7 percent), primarily due to growth in a majority of fee-based products and lower provision for credit losses due to strong credit quality and the near-term favorable impact of bankruptcy legislation enacted in the fourth quarter of 2005. During the first quarter, the Company adopted certain changes in accounting related to mortgage banking and stock-based compensation that impacted individual revenue and expense categories. Refer to “Recent Accounting Changes” below for further discussion.
     Total net revenue, on a taxable-equivalent basis, for the first quarter of 2006, was $206 million (6.6 percent) higher than the first quarter of 2005, primarily reflecting a 16.8 percent increase in noninterest income, partially offset by a 1.5 percent decline in net interest income reflecting the impact of rising interest rates during the past several quarters. Noninterest income included 12.0 percent growth in fee-based revenue across the majority of fee categories driven by organic growth, expansion in trust and payment processing businesses and trading income related to certain derivatives, partially offset by the impact on mortgage banking revenue of adopting a change in accounting methods for mortgage servicing rights (“MSRs”). In addition to fee-based revenue growth, there was a favorable change in noninterest income due to the recognition of $59 million in securities losses realized in the first quarter of 2005.
     Total noninterest expense in the first quarter of 2006 was $169 million (12.7 percent) higher than the first quarter of 2005, primarily reflecting investments in distribution and technology, operating and business integration costs associated with recently acquired trust and payment processing businesses, increased pension costs and the impact of increased investments in tax-advantaged projects from a year ago.
     The provision for credit losses for the first quarter of 2006 decreased $57 million (33.1 percent), compared with the first quarter of 2005. The decrease in the provision for credit losses year-over-year primarily reflected stronger credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the first quarter of 2006 were $115 million, compared with $172 million in the first quarter of 2005. The decline in losses from a year ago was principally due to the impact of bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
RECENT ACCOUNTING CHANGES
Mortgage Servicing Rights In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets”, allowing companies to elect to account for some or all servicing assets utilizing the fair value method. Under its transition rules, SFAS 156 is effective as of the beginning of any fiscal year after September 15, 2006, with early adoption permitted as of January 1, 2006. The Company elected to adopt SFAS 156 specifically for its residential MSRs resulting in a reduction in mortgage banking revenue, relative to the prior method of accounting for MSRs, of approximately $64 million. This revenue reduction consisted of several components including losses on principal-only securities reclassified as trading securities, a hedging/ MSR valuation mismatch due to the timing of the issuance of SFAS 156 and the effect of repayments on the valuation of MSRs that was previously recognized in noninterest expense as part of intangibles amortization. This impact to mortgage banking revenue was offset somewhat by changes in noninterest expense resulting in a favorable net effect of $24 million from eliminating residential MSR amortization and reparation under the new standard.
Stock-Based Compensation In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, a revision of Statement of Financial

U.S. Bancorp	3

Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. In 2003, the Company retroactively adopted the fair value method of accounting for stock awards under SFAS 123. As such, the impact of expensing stock-based compensation is substantially incorporated into the Company’s financial results. During the first quarter of 2006, the Company implemented SFAS 123R resulting in $13 million of incremental stock-based compensation expense due to certain provisions that require immediate recognition of the value of stock awards to employees that meet retirement status, despite their continued active employment. Upon adoption, the Company also changed its method of expensing all new awards from an accelerated to a straight-line attribution method. Because of the timing of granting stock awards, the impact of this change was not significant to first quarter results. However, this methodology change for expensing stock awards is expected to reduce expenses in 2006 by approximately $33 million ($20 million after tax).
     Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards recently adopted and the impact of the changes in these accounting standards.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,725 million in the first quarter of 2006, compared with $1,751 million in the first quarter of 2005. Average earning assets increased $9.8 billion (5.7 percent) in the first quarter of 2006, compared with the first quarter of 2005. The increase in average earning assets was primarily driven by growth in residential mortgages, commercial loans, retail loans and commercial real estate loans, partially offset by a decrease in investment securities. The positive impact to net interest income from the growth in earning assets was more than offset by a lower net interest margin which declined to 3.80 percent in the first quarter of 2006, compared with 4.08 percent for the first quarter of 2005. The decline in the net interest margin reflected the competitive lending environment during 2005, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Since the first quarter of 2005, credit spreads have tightened by approximately 20 basis points across most lending products due to competitive pricing and a change in mix due to growth in lower-spread, fixed-rate credit products. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases and asset/liability decisions designed to reduce the Company’s interest rate sensitivity position, including a 46.5 percent reduction in the net receive-fixed swap position since March 31, 2005. An increase in the margin benefit from net free funds and loan fees partially offset these factors. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
     Average loans for the first quarter of 2006 were $11.7 billion (9.2 percent) higher than the first quarter of 2005, driven by growth in residential mortgages of $5.2 billion (32.6 percent), commercial loans of $2.9 billion (7.1 percent) and retail loans of $2.5 billion (5.8 percent). Commercial real estate loans for the first quarter of 2006 also increased $1.1 billion (4.0 percent), relative to the first quarter of 2005. During the first quarter of 2006, the Company began selling an increased proportion of its residential mortgage loan production and anticipates that balances will remain stable or slightly decline in future periods.
     Average investment securities in the first quarter of 2006 were $3.1 billion (7.3 percent) lower than the first quarter of 2005. The decline in the investment securities portfolio from a year ago principally reflected prepayments, maturities and asset/liability risk management decisions to reduce the Company’s rate sensitivity position given the changing interest rate environment and mix of loan growth. Additionally, the Company reclassified approximately $460 million of principal-only securities to its trading account effective January 1, 2006, in connection with the adoption of SFAS 156. During the first quarter of 2006, the Company maintained a mix of approximately 41 percent variable-rate securities.
     Average noninterest-bearing deposits for the first quarter of 2006 increased $420 million (1.5 percent), compared with the first quarter of 2005, primarily reflecting growth in business demand account balances within most lines of business.
     Average total savings products declined year-over-year by $3.2 billion (5.3 percent) in the first quarter of 2006, compared with the first quarter of 2005, due to reductions in average money market savings and other savings account balances. Average money market savings balances declined year-over-year by $2.9 billion (9.5 percent) primarily due to a decline in balances within the branches. This decrease was partially offset by increases in broker dealer, corporate trust and government banking balances. The overall decrease in average money market savings balances year-over-year

4	U.S. Bancorp

was primarily the result of the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products offered. A portion of branch-based money market savings accounts have migrated to fixed-rate time certificates, while larger customer money market savings accounts have migrated to time deposits greater than $100,000 as rates increased on the time deposit products.
     Average time certificates of deposit less than $100,000 were higher by $527 million (4.1 percent) in the first quarter of 2006, compared with the first quarter of 2005. Average time deposits greater than $100,000 grew $3.0 billion (15.9 percent) in the first quarter of 2006, compared with the same period of 2005. This growth was broad-based across most business lines including: government banking, commercial and branch banking, private client and corporate trust, as customers migrated balances to higher rate deposits.
Provision for Credit Losses The provision for credit losses for the first quarter of 2006 decreased $57 million (33.1 percent), compared with the first quarter of 2005. The decrease in the provision for credit losses year-over-year primarily reflected stronger credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the first quarter of 2006 were $115 million, compared with $172 million in the first quarter of 2005. The decline in losses from a year ago was principally due to the impact of bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in the first quarter of 2006 was $1,614 million, compared with $1,382 million in the first quarter of 2005. The $232 million (16.8 percent) increase in the first quarter of 2006 over the first quarter of 2005, was driven by favorable variances in the majority of fee income categories and a favorable variance of $59 million related to net securities losses recorded in the prior year. Also, included in noninterest income is the impact of certain accounting matters including changes related to derivatives offset by a reduction in mortgage banking revenue related to the adoption of SFAS 156.
     The growth in credit and debit card revenue was primarily driven by higher transaction volumes from a year ago. The corporate payment products revenue growth reflected growth in sales volumes and card usage, and the acquisition of an aviation card business in the first quarter of 2005. ATM processing services revenue was higher due to the acquisition of an ATM business in May of 2005. Merchant processing services revenue growth reflects an increase in sales volume driven by new business growth and acquisitions and increased equipment sales. Trust and investment management fees increased year-over-year, primarily due to improved equity market conditions, account growth and the acquisition of the corporate and institutional trust business of Wachovia Corporation in the fourth quarter of 2005. Deposit service charges were higher year-over-year due to strong growth in transaction-related fees and customer account growth.

Table 2	Noninterest Income

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2006	2005	Change

Credit and debit card revenue	$182	$154	18.2%
Corporate payment products revenue	127	107	18.7
ATM processing services	59	47	25.5
Merchant processing services	213	178	19.7
Trust and investment management fees	297	247	20.2
Deposit service charges	232	210	10.5
Treasury management fees	107	107	—
Commercial products revenue	104	96	8.3
Mortgage banking revenue	24	102	(76.5)
Investment products fees and commissions	38	39	(2.6)
Securities losses, net	—	(59)	*
Other	231	154	50.0

Total noninterest income	$1,614	$1,382	16.8%

*	Not meaningful

U.S. Bancorp	5

     Other income was higher in the first quarter of 2006, primarily due to trading gains on interest rate swap derivatives, end-of-term retail lease residual value improvement, higher student loan sales gains and the receipt of a favorable settlement within the merchant processing business. In light of recent interpretations with respect to the application of accounting rules related to derivatives, the Company conducted a review during the first quarter of 2006 of all its derivatives utilized for hedging purposes. As a result of this review, the Company identified certain interest rate swaps designated as cash flow hedges that either did not have adequate documentation at the date of hedge inception or inappropriately utilized the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the Company determined that changes in the market value of these derivatives, since their inception, should have been recorded as trading income despite the fact that these swaps were economically effective. The annual impact to net income of these errors for the years ended December 31, 2005, 2004 and 2003, was .4 percent, .8 percent and .8 percent, respectively. The Company evaluated the impact of these hedge accounting practices on its financial statements for all quarterly and annual periods during the three years ended December 31, 2005, and concluded that the impact of these errors was not material to each of these financial statements. However, the Company determined that it was appropriate to correct the accounting practices and record the cumulative impact of these errors during the first quarter of 2006, resulting in a $44 million trading gain in other noninterest income. Of this amount, approximately $14 million was related to changes in fair value since January 1, 2006. Management has concluded that the cumulative effect was also not material to the financial results of the Company for the interim period ended March 31, 2006.
     Favorable changes in fee-based revenue were offset by a decline in investment products fees and commissions and mortgage banking revenue. The decline in mortgage banking revenue was principally driven by the adoption of the fair value method of accounting for MSRs ($64 million) and lower gains from sales of residential mortgage loan production.
Noninterest Expense Noninterest expense was $1,500 million in the first quarter of 2006, an increase of $169 million (12.7 percent) from the first quarter of 2005. The increase in expense in the first quarter of 2006, compared with the first quarter of 2005, reflected the impact of business acquisitions and related integration costs and the adoption of the new accounting standards. Compensation expense was higher year-over-year in the first quarter of 2006, principally due to business expansion, including the Company’s payment processing businesses, the acquisition of Wachovia Corporation’s corporate and institutional trust business and other growth initiatives, as well as incremental expense related to the immediate expense recognition of the value of stock awards granted to retiree-eligible employees. Employee benefits increased year-over-year primarily as a result of higher pension costs, payroll taxes and employer-related benefit costs. Net occupancy and equipment expense increased in the first quarter of 2006 from the same quarter of 2005 primarily due to business expansion. Technology and communications expense rose due to increased software expense and higher outside data processing expense principally associated with the expansion in the trust business and implementing a prepaid gift card program in late 2005. Intangible expense increased

Table 3	Noninterest Expense

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2006	2005	Change

Compensation	$633	$567	11.6%
Employee benefits	133	116	14.7
Net occupancy and equipment	165	154	7.1
Professional services	35	36	(2.8)
Marketing and business development	40	43	(7.0)
Technology and communications	117	106	10.4
Postage, printing and supplies	66	63	4.8
Other intangibles	85	71	19.7
Other	226	175	29.1

Total noninterest expense	$1,500	$1,331	12.7%

Efficiency ratio (a)	44.9%	41.7%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities losses, net.

6	U.S. Bancorp

year-over-year primarily due to acquisitions within the payment processing and trust businesses. In connection with adopting SFAS 156, the impact of eliminating amortization of MSRs was more than offset by MSR reparation of $54 million recognized in the first quarter of 2005. Other expense increased in the first quarter of 2006 from the same quarter of 2005, primarily due to the increased investments in tax-advantaged projects relative to a year ago, increased fraud losses and business integration costs.
Income Tax Expense The provision for income taxes was $561 million (an effective rate of 32.7 percent) for the first quarter of 2006, compared with $552 million (an effective rate of 34.0 percent) for the first quarter of 2005. The decline in the effective rate from the first quarter of 2005 was primarily due to higher tax exempt income and tax credit investments. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $138.8 billion at March 31, 2006, compared with $137.8 billion at December 31, 2005, an increase of $1.0 billion (.7 percent). The increase in total loans was driven by growth in commercial loans and commercial real estate loans, partially offset by decreases in retail loans and residential mortgages. The $.9 billion (2.1 percent) increase in commercial loans was primarily driven by new customer relationships, utilization under lines of credit, growth in commercial leasing and corporate payment card balances.
     Commercial real estate loans were $28.8 billion at March 31, 2006, an increase of $.3 billion (1.1 percent) compared with December 31, 2005. The increase was driven by growth in both commercial mortgages and construction loans principally within the Company’s large corporate and middle market sectors.
     Residential mortgages held in the loan portfolio were $20.7 billion at both March 31, 2006, and December 31, 2005. During the first quarter of 2006, the Company began selling an increased proportion of its residential mortgage loan production and anticipates that balances will remain stable or decline slightly during the next several quarters.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, decreased $.2 billion (.4 percent) at March 31, 2006, compared with December 31, 2005. The decrease was primarily driven by declines in home equity lines and retail leasing, seasonal credit card activity and student loan sales, partially offset by increases in installment and home equity loans.
Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $39.4 billion at March 31, 2006, compared with $39.8 billion at December 31, 2005, reflecting purchases of $1.9 billion of securities, more than offset by maturities and prepayments and the reclassification of $.5 billion of principal-only securities to the trading account effective January 1, 2006, in connection with the adoption of SFAS 156. As of March 31, 2006, and December 31, 2005, approximately 41 percent of the investment securities portfolio represented adjustable-rate financial instruments. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.

U.S. Bancorp	7

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
March 31, 2006 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)

U.S. Treasury and agencies
Maturing in one year or less	$98	$98	.5	4.62%	$—	$—	—	—%
Maturing after one year through five years	39	39	2.5	6.17	—	—	—	—
Maturing after five years through ten years	15	15	6.9	6.63	—	—	—	—
Maturing after ten years	338	328	14.4	5.97	—	—	—	—

Total	$490	$480	10.4	5.73%	$—	$—	—	—%

Mortgage-backed securities (a)
Maturing in one year or less	$300	$301	.7	5.61%	$—	$—	—	—%
Maturing after one year through five years	18,985	18,362	3.7	4.61	8	8	3.0	5.08
Maturing after five years through ten years	13,012	12,510	7.3	5.08	—	—	—	—
Maturing after ten years	4,785	4,794	13.9	6.06	—	—	—	—

Total	$37,082	$35,967	6.2	4.97%	$8	$8	3.0	5.08%

Asset-backed securities (a)
Maturing in one year or less	$9	$9	.7	5.32%	$—	$—	—	—%
Maturing after one year through five years	—	—	—	—	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$9	$9	.7	5.32	$—	$—	—	—%

Obligations of state and political subdivisions (b)
Maturing in one year or less	$58	$58	.4	7.27%	$12	$12	.1	5.80%
Maturing after one year through five years	45	46	2.4	7.25	21	21	3.2	6.06
Maturing after five years through ten years	1,166	1,160	9.3	6.67	14	16	7.8	7.18
Maturing after ten years	512	503	14.6	6.42	39	40	16.0	6.08

Total	$1,781	$1,767	10.4	6.63%	$86	$89	9.4	6.22%

Other debt securities
Maturing in one year or less	$348	$348	.1	4.03%	$4	$4	.4	6.18%
Maturing after one year through five years	20	20	1.4	4.06	11	11	3.2	5.61
Maturing after five years through ten years	15	15	10.0	5.74	1	1	6.0	5.15
Maturing after ten years	627	626	21.4	5.59	—	—	—	—

Total	$1,010	$1,009	13.5	5.02%	$16	$16	2.7	5.74%

Other investments	$52	$54	—	—%	$—	$—	—	—%

Total investment securities (c)	$40,424	$39,286	6.7	5.06%	$110	$113	8.0	6.07%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available for sale investment securities was 6.1 years at December 31, 2005, with a corresponding weighted-average yield of 4.89 percent. The weighted-average maturity of the held-to-maturity investment securities was 7.2 years at December 31, 2005, with a corresponding weighted-average yield of 6.44 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

		March 31, 2006		December 31, 2005

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$490	1.2%	$496	1.2%
Mortgage-backed securities	37,090	91.5	38,169	94.4
Asset-backed securities	9	—	12	.1
Obligations of state and political subdivisions	1,867	4.6	724	1.8
Other debt securities and investments	1,078	2.7	1,029	2.5

Total investment securities	$40,534	100.0%	$40,430	100.0%

8	U.S. Bancorp

Deposits Total deposits were $121.7 billion at March 31, 2006, compared with $124.7 billion at December 31, 2005, a decrease of $3.0 billion (2.4 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits and money market savings accounts, partially offset by increases in interest checking and other savings accounts. The $2.8 billion (8.8 percent) decrease in noninterest-bearing deposits was primarily due to seasonality of corporate trust and corporate banking deposits. The $1.2 billion (4.1 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products offered. A portion of branch-based money market savings accounts have migrated to fixed-rate time certificates, while larger customer money market savings accounts have migrated to time deposits greater than $100,000 as rates increased on the time deposit products. Interest checking accounts increased $.5 billion (2.3 percent) due to an increase in trust and custody balances and saving account balances increased $.4 billion (6.9 percent) due to an increase in consumer banking and private banking balances.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, securities sold under agreements to repurchase and other short-term borrowings, were $20.7 billion at March 31, 2006, compared with $20.2 billion at December 31, 2005. Short-term funding is managed within approved liquidity policies. The increase of $.5 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/ liability management activities. Long-term debt was $39.3 billion at March 31, 2006, compared with $37.1 billion at December 31, 2005, reflecting the issuances of $2.0 billion of bank notes and $1.3 billion of junior subordinated debentures and the addition of $.8 billion of Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.6 billion of medium-term note maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Economic conditions during the first quarter of 2006 have improved from the first quarter of 2005, as reflected in

U.S. Bancorp	9

strong expansion of the gross domestic product index, lower unemployment rates, favorable trends related to corporate profits and consumer spending for retail goods and services. Current economic conditions are relatively unchanged from December 31, 2005. The Federal Reserve Bank continued increasing short-term interest rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth.
     Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more detailed discussion on credit risk management processes.
Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The entire balance of the account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date on the billing statement. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $251 million at March 31, 2006, compared with $253 million at December 31, 2005. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans was .18 percent at March 31, 2006, and December 31, 2005.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2006	2005

Commercial
Commercial	.05%	.06%
Lease financing	—	—

Total commercial	.05	.05
Commercial real estate
Commercial mortgages	—	—
Construction and development	—	—

Total commercial real estate	—	—
Residential mortgages	.31	.32
Retail
Credit card	1.45	1.26
Retail leasing	.03	.04
Other retail	.20	.22

Total retail	.36	.36

Total loans	.18%	.18%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2006	2005

Commercial	.64%	.69%
Commercial real estate	.51	.55
Residential mortgages (a)	.53	.55
Retail	.52	.50

Total loans	.56%	.58%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 3.57 percent at March 31, 2006, and 4.35 percent at December 31, 2005.

10	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2006	2005	2006	2005

Residential mortgages
30-89 days	$ 81	$112	.39%	.55%
90 days or more	65	67	.31	.32
Nonperforming	45	48	.22	.23

Total	$191	$227	.92%	1.10%

Retail
Credit card
30-89 days	$143	$147	2.05%	2.06%
90 days or more	101	90	1.45	1.26
Nonperforming	51	49	.73	.69

Total	$295	$286	4.23%	4.01%
Retail leasing
30-89 days	$ 27	$ 43	.37%	.59%
90 days or more	2	3	.03	.04
Nonperforming	—	—	—	—

Total	$ 29	$ 46	.40%	.63%
Other retail
30-89 days	$164	$206	.52%	.66%
90 days or more	63	70	.20	.22
Nonperforming	19	17	.06	.06

Total	$246	$293	.78%	.94%

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At March 31, 2006, total nonperforming assets were $619 million, compared with $644 million at December 31, 2005. The ratio of total nonperforming assets to total loans and other real estate decreased to .45 percent at March 31, 2006, compared with .47 percent at December 31, 2005.
     Included in nonperforming loans were restructured loans of $67 million at March 31, 2006, compared with $75 million at December 31, 2005. Commitments to lend additional funds under restructured loans were $1 million at March 31, 2006, compared to $9 million at December 31, 2005.

U.S. Bancorp	11

Table 6	Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2006	2005

Commercial
Commercial	$219	$231
Lease financing	41	42

Total commercial	260	273
Commercial real estate
Commercial mortgages	123	134
Construction and development	23	23

Total commercial real estate	146	157
Residential mortgages	45	48
Retail
Credit card	51	49
Retail leasing	—	—
Other retail	19	17

Total retail	70	66

Total nonperforming loans	521	544
Other real estate (b)	71	71
Other assets	27	29

Total nonperforming assets	$619	$644

Accruing loans 90 days or more past due	$251	$253
Nonperforming loans to total loans	.38%	.39%
Nonperforming assets to total loans plus other real estate (b)	.45%	.47%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2005	$457	$187	$644
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	71	27	98
Advances on loans	10	—	10

Total additions	81	27	108
Reductions in nonperforming assets
Paydowns, payoffs	(57)	(20)	(77)
Net sales	—	—	—
Return to performing status	(20)	(2)	(22)
Charge-offs (c)	(29)	(5)	(34)

Total reductions	(106)	(27)	(133)

Net additions to (reductions in) nonperforming assets	(25)	—	(25)

Balance March 31, 2006	$432	$187	$619

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $83 million of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
Restructured Loans Accruing Interest On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreement, has been demonstrated over several payments cycles. Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.

12	U.S. Bancorp

The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2006	2005	2006	2005

Commercial	$15	$5	.03%	.01%
Commercial real estate	1	1	—	—
Residential mortgages	64	59	.31	.28
Credit card	255	218	3.65	3.05
Other retail	36	32	.09	.08

Total	$371	$315	.27%	.23%

     Restructured loans that continue to accrue interest were higher at March 31, 2006, compared with December 31, 2005, reflecting the impact of the Company implementing higher minimum balance payment requirements for credit card customers in response to industry guidance issued by the banking regulatory agencies.
Analysis of Loan Net Charge-Offs Total loan net charge-offs were $115 million during the first quarter of 2006, compared with net charge-offs of $172 million, for the first quarter of 2005. The ratio of total loan net charge-offs to average loans in the first quarter of 2006 was .33 percent, compared with .55 percent, for the first quarter of 2005.
     Commercial and commercial real estate loan net charge-offs for the first quarter of 2006 were $14 million (.08 percent of average loans outstanding), compared with $33 million (.20 percent of average loans outstanding) in the first quarter of 2005. The year-over-year improvement in net charge-offs was broad-based across most industries within the commercial loan portfolio. The Company anticipates commercial loan recoveries to decline somewhat over the next several quarters causing commercial loan net charge-offs to stabilize or slightly increase.
     Retail loan net charge-offs for the first quarter of 2006 were $94 million (.83 percent of average loans outstanding), compared with $130 million (1.22 percent of average loans outstanding) for the first quarter of 2005. The decrease in retail loan net charge-offs reflected lower charge-offs in the first quarter of 2006 due to additional charge-offs in the fourth quarter of 2005 related to new bankruptcy legislation. The Company anticipates that bankruptcy charge-offs will return to more normal levels in future quarters.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit including traditional branch lending, indirect lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”) participates in all facets of the Company’s consumer lending activities. USBCF specializes in serving channel-specific and alternative lending markets in residential mortgages,

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,

	2006	2005

Commercial
Commercial	.05%	.16%
Lease financing	.56	1.07

Total commercial	.11	.27
Commercial real estate
Commercial mortgages	.04	.08
Construction and development	—	.11

Total commercial real estate	.03	.09
Residential mortgages	.14	.23
Retail
Credit card	2.62	4.11
Retail leasing	.22	.45
Home equity and second mortgages	.33	.46
Other retail	.78	1.09

Total retail	.83	1.22

Total loans	.33%	.55%

U.S. Bancorp	13

home equity and installment loan financing. USBCF manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.
The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with traditional branch related loans:

	Average Loan		Percent of
	Amount		Average Loans
Three Months Ended March 31
(Dollars in Millions)	2006	2005	2006	2005

Consumer Finance (a)
Residential mortgages	$6,814	$5,121	.42%	.55%
Home equity and second mortgages	2,057	2,657	1.38	1.68
Other retail	403	382	5.03	5.31
Traditional Branch
Residential mortgages	$14,173	$10,706	—%	.08%
Home equity and second mortgages	12,878	12,187	.16	.20
Other retail	16,143	14,485	.68	.98
Total Company
Residential mortgages	$20,987	$15,827	.14%	.23%
Home equity and second mortgages	14,935	14,844	.33	.46
Other retail	16,546	14,867	.78	1.09

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
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
     At March 31, 2006, the allowance for credit losses was $2,251 million (1.62 percent of loans), compared with an allowance of $2,251 million (1.63 percent of loans) at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 432 percent at March 31, 2006, compared with 414 percent at December 31, 2005. The ratio of the allowance for credit losses to annualized loan net charge-offs was 483 percent at March 31, 2006, compared with 329 percent at December 31, 2005.

14	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,

(Dollars in Millions)	2006	2005

Balance at beginning of period	$2,251	$2,269
Charge-offs
Commercial
Commercial	28	32
Lease financing	12	23

Total commercial	40	55
Commercial real estate
Commercial mortgages	3	6
Construction and development	—	2

Total commercial real estate	3	8
Residential mortgages	8	10
Retail
Credit card	54	73
Retail leasing	7	11
Home equity and second mortgages	16	21
Other retail	47	53

Total retail	124	158

Total charge-offs	175	231
Recoveries
Commercial
Commercial	23	18
Lease financing	5	10

Total commercial	28	28
Commercial real estate
Commercial mortgages	1	2
Construction and development	—	—

Total commercial real estate	1	2
Residential mortgages	1	1
Retail
Credit card	8	8
Retail leasing	3	3
Home equity and second mortgages	4	4
Other retail	15	13

Total retail	30	28

Total recoveries	60	59
Net Charge-offs
Commercial
Commercial	5	14
Lease financing	7	13

Total commercial	12	27
Commercial real estate
Commercial mortgages	2	4
Construction and development	—	2

Total commercial real estate	2	6
Residential mortgages	7	9
Retail
Credit card	46	65
Retail leasing	4	8
Home equity and second mortgages	12	17
Other retail	32	40

Total retail	94	130

Total net charge-offs	115	172

Provision for credit losses	115	172

Balance at end of period	$2,251	$2,269

Components
Allowance for loan losses	$2,035	$2,082
Liability for unfunded credit commitments	216	187

Total allowance for credit losses	$2,251	$2,269

Allowance for credit losses as a percentage of
Period-end loans	1.62%	1.76%
Nonperforming loans	432	404
Nonperforming assets	364	341
Annualized net charge-offs	483	325

U.S. Bancorp	15

     Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2006, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2005. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to other borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages, and their relative credit risk were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2006, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2005. Refer to “Management’s Discussion and Analysis — Residual Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on residual risk management.
Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on operational risk management.
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
Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis. Through this simulation, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one-year period. This represents a change, effective in the first quarter of 2006, from a previous policy of estimating the effect of a 300 basis point upward or downward gradual change on net interest income. The simulation also estimates the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve.
     Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on net interest income simulation analysis.

16	U.S. Bancorp

Sensitivity of Net Interest Income:

	March 31, 2006				December 31, 2005

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual*	Gradual*

Net interest income	.99%	(1.16)%	2.03%	(2.80)%	.66%	(.73)%	1.19%	(2.60)%

*	As of January 31, 2006, due to the change to a 200 basis point gradual change policy during the first quarter of 2006.
     The table above summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At March 31, 2006, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. The Company manages the overall interest rate risk profile within policy limits. ALPC policy guidelines limit the estimated change in net interest income to 3.0 percent of forecasted net interest income over the succeeding 12 months. At March 31, 2006, and December 31, 2005, the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at March 31, 2006. The up 200 basis point scenario resulted in a 7.5 percent decrease in the market value of equity at March 31, 2006, compared with a 6.8 percent decrease at December 31, 2005. The down 200 basis point scenario resulted in a 1.8 percent decrease in the market value of equity at March 31, 2006, compared with a 4.1 percent decrease at December 31, 2005. At March 31, 2006, and December 31, 2005, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.8 years at March 31, 2006, compared with 1.6 years at December 31, 2005. The duration of liabilities was 1.7 years at March 31, 2006, compared with 1.6 years at December 31, 2005. At March 31, 2006, the duration of equity was 2.4 years, compared with 1.8 years at December 31, 2005. The increased duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on market value of equity modeling.
Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). Refer to “Management’s Discussion and Analysis — Use of Derivatives to Manage Interest Rate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on the use of derivatives to manage interest rate risk.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $28.2 billion of total notional amount of asset and liability management derivative positions at March 31, 2006, $21.1 billion was designated as either fair value or cash flow hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. Related to its mortgage banking operations, the Company held $1.8 billion of forward commitments to sell mortgage loans and $1.7 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9. Beginning in March 2006, the Company entered into U.S. Treasury futures and options on U.S. Treasury futures contracts to hedge the change in fair value related to the election of fair value measurement for its residential MSRs.
     At March 31, 2006, the Company had $47 million in accumulated other comprehensive income related to

U.S. Bancorp	17

Table 9	Derivative Positions

	March 31, 2006			December 31, 2005

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$11,585	$(123)	9.76	$16,370	$(82)	7.79
Pay fixed/receive floating swaps	7,196	116	1.58	9,163	139	1.33
Futures and forwards
Buy	102	—	.10	104	—	.07
Sell	5,331	20	.15	2,669	(15)	.09
Options
Written	3,586	(11)	.15	1,086	3	.08
Foreign exchange contracts
Cross-currency swaps	385	5	9.36	387	11	9.61
Forwards	6	—	.06	404	7	.05
Equity contracts	46	—	3.04	42	3	3.29

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$9,966	$(191)	5.25	$9,753	$(69)	5.25
Pay fixed/receive floating swaps	9,940	243	5.25	9,707	121	5.25
Options
Purchased	1,420	10	2.25	1,453	6	2.26
Written	1,405	(9)	2.33	1,453	(5)	2.26
Risk participation agreements (a)
Purchased	148	—	7.72	143	—	8.02
Written	205	—	6.25	169	—	4.64
Foreign exchange rate contracts
Forwards and swaps
Buy	2,149	56	.38	2,042	77	.43
Sell	2,091	(46)	.40	2,018	(73)	.46
Options
Purchased	90	(1)	.35	56	1	.24
Written	90	1	.35	56	(1)	.24

(a)	At March 31, 2006, the credit equivalent amount was $1 million and $30 million, compared with $1 million and $18 million at December 31, 2005, for purchased and written risk participation agreements, respectively.

realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2006 and the next 12 months is a gain of $2 million and $1 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the first quarter of 2006. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $1 million for the first quarter of 2006. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the first quarter of 2006.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the first quarter of 2006 was not material.
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market

18	U.S. Bancorp

risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include primarily residential mortgage related risks, but also other things, such as proprietary trading and foreign exchange positions. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities. Due to the election of fair value measurement of its residential MSRs and related hedging strategy in the first quarter of 2006, the Company increased its VaR limit to $40 million at March 31, 2006, compared with $20 million at December 31, 2005. The Company’s market valuation risk, as estimated by the VaR analysis, was $17 million at March 31, 2006, compared with $1 million at December 31, 2005. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on market risk management.
Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on liquidity risk management.
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On January 27, 2006, Standard & Poor’s Ratings Services upgraded the Company’s senior, unsecured subordinated and short-term debt ratings to AA-, A+ and A-1+, respectively, from A+, A and A-1, respectively. At January 27, 2006, the credit ratings outlook for the Company was considered “Stable” by Moody’s Investors Service, Standard & Poor’s, Fitch Ratings and Dominion Bond Rating Services.
     At March 31, 2006, parent company long-term debt outstanding was $11.4 billion, compared with $10.9 billion at December 31, 2005. The $.5 billion increase was primarily due to the $1.3 billion issuance of junior subordinated debentures, offset by long-term debt maturities and repayments during the first three months of 2006. As of March 31, 2006, there is no parent company debt scheduled to mature in the remainder of 2006.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.2 billion at March 31, 2006.
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
     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. The extent of these arrangements is provided in Note 12 of the Notes to Consolidated Financial Statements.
     Asset securitizations and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets and related commercial paper liabilities of $3.5 billion at March 31, 2006, and $3.8 billion at December 31, 2005. The Company provides a liquidity facility to the conduit. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities and was $17 million at March 31, 2006, and $20 million at December 31, 2005. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $22 million at March 31, 2006, and $28 million at December 31, 2005.
     The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources. Refer to “Management’s Discussion and Analysis — Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year

U.S. Bancorp	19

Table 10	Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2006	2005

Tier 1 capital	$16,478	$15,145
As a percent of risk-weighted assets	8.9%	8.2%
As a percent of adjusted quarterly average assets (leverage ratio)	8.2%	7.6%
Total risk-based capital	$24,328	$23,056
As a percent of risk-weighted assets	13.1%	12.5%
Tangible common equity	$10,955	$11,873
As a percent of tangible assets	5.4%	5.9%

ended December 31, 2005, for further discussion on off-balance sheet arrangements.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to its common shareholders through a combination of dividends and share repurchases. In the first quarter of 2006, the Company returned 158 percent of earnings. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $20.3 billion at March 31, 2006, compared with $20.1 billion at December 31, 2005. The increase was the result of corporate earnings and the issuance of $1.0 billion of non-cumulative, perpetual preferred stock on March 27, 2006, partially offset by share repurchases and dividends.
     Table 10 provides a summary of capital ratios as of March 31, 2006, and December 31, 2005. Tier 1 capital at March 31, 2006, was positively affected by the $1.0 billion issuance of preferred stock and the $1.3 billion issuance of junior subordinated debentures during the first quarter of 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements.
     On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the next 24 months.

The following table provides a detailed analysis of all shares repurchased under this authorization during the first quarter of 2006:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased	Per Share	Purchased

January	9,914,275	$29.61	73,570,945
February	17,755,778	30.12	55,815,167
March	13,278,203	30.95	42,536,964

Total	40,948,256	$30.27	42,536,964

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
Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on the business lines’ basis for financial presentation.
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2006, certain organization and methodology changes were

20	U.S. Bancorp

made and, accordingly, 2005 results were restated and presented on a comparable basis, including a change in the allocation of risk adjusted capital to the business lines. Business lines are allocated risk adjusted capital based upon economic capital requirements, regulatory capital requirements, goodwill and intangibles. The allocations to the business lines are equal to the capital that is held by the Company. The capital allocations include credit and operational capital allocations which are performed using a Basel II approach with adjustments for regulatory Tier I leverage requirements.
Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $279 million of the Company’s net income in the first quarter of 2006, or an increase of $26 million, compared with the first quarter of 2005. The increase was primarily driven by growth in total net revenue and a reduction in the provision for credit losses.
     Total net revenue increased $24 million (4.0 percent) in the first quarter of 2006, compared with the first quarter of 2005. Net interest income, on a taxable-equivalent basis, increased $23 million (5.9 percent) in the first quarter of 2006, compared with the first quarter of 2005. The increase in net interest income was driven by growth in average loan balances and wider spreads on total deposits due to the funding benefit associated with the impact of rising interest rates, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was driven by stronger commercial loan demand in 2005 and the first three months of 2006. Total deposits increased year-over-year driven by growth in fixed-rate time deposits, partially offset by a decrease in interest checking deposits.
     Noninterest expense was flat in the first quarter of 2006, compared with the first quarter of 2005, as increases in personnel expenses and net shared services were offset by a reduction in other loan expense.
     The provision for credit losses decreased $17 million in the first quarter of 2006, compared with the first quarter of 2005. The favorable change in the provision for credit losses was due to improving credit quality resulting in net recoveries of $14 million in the first quarter of 2006, compared with net charge-offs of $3 million in the first quarter of 2005. Nonperforming assets within Wholesale Banking were $234 million at March 31, 2006, $242 million at December 31, 2005, and $330 million at March 31, 2005. Nonperforming assets as a percentage of period-end loans were .51 percent at March 31, 2006, .54 percent at December 31, 2005, and .76 percent at March 31, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, consumer finance, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $448 million of the Company’s net income in the first quarter of 2006, an increase of $34 million, compared with the first quarter of 2005. While the retail banking business grew net income 9.8 percent in the first quarter of 2006, the contribution of the mortgage banking business decreased 15.4 percent, compared with the first quarter of 2005.
     Total net revenue increased $15 million (1.0 percent) in the first quarter of 2006, compared with the first quarter of 2005. Net interest income, on a taxable-equivalent basis, increased $41 million in the first quarter of 2006, compared with the first quarter of 2005. The year-over-year increase in net interest income was due to strong growth in average loans and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing. The increase in average loan balances reflected growth in retail loans, residential mortgages, commercial loans and commercial real estate loans. The growth in retail loans was principally driven by an increase in installment loans which increased 15.2 percent in the first quarter of 2006 over the first quarter of 2005. Residential mortgages, which include traditional residential mortgages, grew 33.1 percent in the first quarter of 2006, compared with the same period of a year ago, reflecting the Company’s decision to retain adjustable-rate residential mortgages during 2005. The year-over-year decrease in average deposits was primarily due to reduction in saving products, offset by growth in interest checking and time deposits. The year-over-year increase in interest checking balances reflects strong branch-based new account deposit growth. On a combined basis, the Consumer Banking line of business generated growth of $617 million (2.1 percent) in average checking account balances in the first quarter of 2006, compared with the first quarter of 2005, driven by 5.9 percent growth in net new checking accounts. Offsetting this growth was a decline in average savings balances of $3.1 billion (12.2 percent) from first quarter of 2005, principally related to money market accounts. Average time deposit

U.S. Bancorp	21

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended March 31 (Dollars in Millions)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$415	$392	5.9%	$1,012	$971	4.2%
Noninterest income	209	212	(1.4)	442	468	(5.6)
Securities losses, net	—	(4)	*	—	—	—

Total net revenue	624	600	4.0	1,454	1,439	1.0
Noninterest expense	195	195	—	667	645	3.4
Other intangibles	4	4	—	13	63	(79.4)

Total noninterest expense	199	199	—	680	708	(4.0)

Income before provision and income taxes	425	401	6.0	774	731	5.9
Provision for credit losses	(14)	3	*	69	80	(13.8)

Income before income taxes	439	398	10.3	705	651	8.3
Income taxes and taxable-equivalent adjustment	160	145	10.3	257	237	8.4

Net income	$279	$253	10.3	$448	$414	8.2

Average Balance Sheet Data
Commercial	$29,568	$27,844	6.2%	$9,065	$8,213	10.4%
Commercial real estate	16,016	15,435	3.8	11,870	11,336	4.7
Residential mortgages	63	62	1.6	20,476	15,389	33.1
Retail	43	46	(6.5)	35,038	33,142	5.7

Total loans	45,690	43,387	5.3	76,449	68,080	12.3
Goodwill	1,225	1,225	—	2,243	2,243	—
Other intangible assets	59	76	(22.4)	1,329	1,116	19.1
Assets	51,709	49,309	4.9	84,575	75,776	11.6
Noninterest-bearing deposits	11,983	11,937	.4	12,885	12,915	(.2)
Interest checking	3,106	3,602	(13.8)	17,666	17,019	3.8
Savings products	5,276	5,223	1.0	22,382	25,501	(12.2)
Time deposits	12,002	11,046	8.7	18,217	16,482	10.5

Total deposits	32,367	31,808	1.8	71,150	71,917	(1.1)
Shareholders’ equity	4,922	4,815	2.2	6,819	6,827	(.1)

*	not meaningful
balances grew $1.7 billion in the first quarter of 2006, compared with the first quarter of 2005, as a portion of money market balances migrated to fixed-rate time deposit products.
     Fee-based noninterest income decreased $26 million in the first quarter of 2006, compared with the first quarter of 2005. The year-over-year decline in fee-based revenue was driven by a reduction in mortgage banking revenue, partially offset by increases in deposit service charges, retail leasing revenue, and other revenue. The increase in other revenue reflected higher gains from the sales of student loans. The reduction in mortgage banking revenue reflected the adoption of fair value accounting for mortgage servicing rights as of January 1, 2006, and lower mortgage loan production due to rising interest rates.
     Noninterest expense decreased $28 million (4.0 percent) in the first quarter of 2006, compared with the first quarter of 2005. The decrease was primarily attributable to the elimination of MSR amortization under SFAS 156 which resulted in a reduction of other intangible expense. Partially offsetting this decrease were increases in compensation and employee benefit expenses, and net shared services. The increases in compensation and employee benefit expenses reflect the impact of the net addition of 40 in-store and 13 traditional branches at March 31, 2006, compared with March 31, 2005.
     The provision for credit losses decreased $11 million in the first quarter of 2006, compared with the first quarter of 2005. The improvement was attributable to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs declined to .37 percent in the first quarter of 2006, compared with .48 percent in the first quarter of 2005. The decline in net charge-offs includes both the commercial and retail loan portfolios. Commercial and commercial real estate loan net charge-offs declined $3 million in the first quarter of 2006, compared with the first quarter of 2005. Retail loan and residential mortgage net charge-offs declined by $8 million in the first quarter of 2006, compared with the first quarter of 2005. Nonperforming assets within Consumer Banking were $317 million at March 31, 2006, $341 million at December 31, 2005, and $326 million at March 31, 2005. Nonperforming assets as a percentage of period-end loans were .44 percent at March 31, 2006, .47 percent at December 31, 2005, and .50 percent at March 31, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

22	U.S. Bancorp

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change

$124	$99	25.3%	$162	$146	11.0%	$12	$143	(91.6)%	$1,725	$1,751	(1.5)%
307	253	21.3	590	486	21.4	66	22	*	1,614	1,441	12.0
—	—	—	—	—	—	—	(55)	*	—	(59)	*

431	352	22.4	752	632	19.0	78	110	(29.1)	3,339	3,133	6.6
199	165	20.6	291	237	22.8	63	18	*	1,415	1,260	12.3
22	15	46.7	46	41	12.2	—	(52)	*	85	71	19.7

221	180	22.8	337	278	21.2	63	(34)	*	1,500	1,331	12.7

210	172	22.1	415	354	17.2	15	144	(89.6)	1,839	1,802	2.1
—	—	—	60	89	(32.6)	—	—	—	115	172	(33.1)

210	172	22.1	355	265	34.0	15	144	(89.6)	1,724	1,630	5.8
76	63	20.6	129	96	34.4	(51)	18	*	571	559	2.1

$134	$109	22.9	$226	$169	33.7	$66	$126	(47.6)	$1,153	$1,071	7.7

$1,503	$1,585	(5.2)%	$3,639	$3,210	13.4%	$150	$145	3.4%	$43,925	$40,997	7.1%
665	636	4.6	—	—	—	65	97	(33.0)	28,616	27,504	4.0
443	366	21.0	—	—	—	5	10	(50.0)	20,987	15,827	32.6
2,403	2,276	5.6	8,321	7,813	6.5	46	49	(6.1)	45,851	43,326	5.8

5,014	4,863	3.1	11,960	11,023	8.5	266	301	(11.6)	139,379	127,654	9.2
1,343	843	59.3	2,286	1,942	17.7	—	(1)	*	7,097	6,252	13.5
495	331	49.5	1,056	907	16.4	—	12	*	2,939	2,442	20.4
7,459	6,650	12.2	16,598	14,499	14.5	49,684	50,701	(2.0)	210,025	196,935	6.6
3,527	3,369	4.7	293	141	*	149	55	*	28,837	28,417	1.5
2,368	2,516	(5.9)	—	—	—	1	9	(88.9)	23,141	23,146	—
5,368	5,479	(2.0)	18	14	28.6	23	15	53.3	33,067	36,232	(8.7)
2,070	967	*	3	—	*	2,826	3,133	(9.8)	35,118	31,628	11.0

13,333	12,331	8.1	314	155	*	2,999	3,212	(6.6)	120,163	119,423	.6
2,309	1,639	40.9	4,358	3,864	12.8	1,740	2,658	(34.5)	20,148	19,803	1.7

Private Client, Trust and Asset Management provides trust, custody, private banking, financial advisory, investment management and mutual fund servicing through five businesses: Private Client Group, Corporate Trust, FAF Advisors, Institutional Trust and Custody and Fund Services. Private Client, Trust and Asset Management contributed $134 million of the Company’s net income in the first quarter of 2006, or an increase of $25 million, compared with the first quarter of 2005. The growth was primarily attributable to higher total net revenue, partially offset by an increase in noninterest expense.
     Total net revenue increased $79 million (22.4 percent) in the first quarter of 2006, compared with the first quarter of 2005. Net interest income, on a taxable-equivalent basis, increased $25 million in the first quarter of 2006, compared with the first quarter of 2005. The increase in net interest income was due to growth in total average deposits and the favorable impact of rising interest rates on the funding benefit of customer deposits, partially offset by a decline in loan spreads. The increase in total deposits was attributable to growth in noninterest-bearing deposits and time deposits principally in Corporate Trust. Noninterest income increased $54 million in the first quarter of 2006, compared with the first quarter of 2005, primarily driven by the acquisition of the corporate and institutional trust business of Wachovia Corporation, growth in core revenue, and favorable equity market valuations.
     Noninterest expense increased $41 million (22.8 percent) in the first quarter of 2006, compared with the first quarter of 2005. The increase in noninterest expense was primarily attributable to the acquisition of the Wachovia Corporation corporate and institutional trust business.
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $226 million of the Company’s net income in the first quarter of 2006, or an increase of $57 million, compared with the first quarter of 2005. The increase was due to growth in total net revenue driven by higher transaction volumes and lower provision for credit losses, partially offset by an increase in total noninterest expense.
     Total net revenue increased $120 million (19.0 percent) in the first quarter of 2006, compared with the first quarter of 2005. Net interest income increased $16 million in the first quarter of 2006, compared with the first quarter of 2005. The increase

U.S. Bancorp	23

was primarily due to increases in retail credit card balances and customer late fees, partially offset by an increase in nonearning assets resulting in higher funding expense. Noninterest income increased $104 million in the first quarter of 2006, compared with the first quarter of 2005. The increases in fee-based revenue were driven by strong growth in credit card and debit card revenue, corporate payment products revenue, ATM processing services revenue and merchant processing revenue. Credit and debit card revenue increased due to higher sales volume. Corporate payment products revenue increased due to growth in transactional sales volume and the acquisition of an aviation card business in the first quarter of 2005. ATM processing services revenue increased primarily due to the acquisition of an ATM business in May of 2005. Merchant processing revenue also grew from a year ago due to higher sales and transaction processing volumes and the acquisitions of merchant acquiring businesses during the end of 2005 and in the first quarter of 2006.
     Noninterest expense increased $59 million (21.2 percent) in the first quarter of 2006, compared with the first quarter of 2005. The increase in noninterest expense was primarily attributable to the acquisition of merchant acquiring businesses, higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, and higher ATM processing services volumes.
     The provision for credit losses decreased $29 million in the first quarter of 2006, compared with the first quarter of 2005, due to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 2.03 percent in the first quarter of 2006, compared with 3.27 percent in the first quarter of 2005. The favorable change in credit losses reflected the near-term impact of changes in bankruptcy legislation in the fourth quarter of 2005.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. In addition, prior to the adoption of SFAS 156, changes in MSR valuations due to interest rate changes were managed at a corporate level and, as such, reported within this business unit. Treasury and Corporate Support recorded net income of $66 million in the first quarter of 2006, or a decrease of $60 million, compared with the first quarter of 2005.
     Total net revenue decreased $32 million (29.1 percent) in the first quarter of 2006, compared with the first quarter of 2005. The year-over-year decrease in total net revenue was primarily due to an unfavorable variance in net interest income, partially offset by higher noninterest income. The decrease in net interest income was primarily attributable to a higher interest rate environment and the Company’s asset/liability management decisions, including issuing higher-cost wholesale funding and repositioning of the Company’s balance sheet for changes in that interest rate environment. Noninterest income increased $99 million in the first quarter of 2006, compared with the first quarter of 2005. The increase was primarily due to a gain on derivatives that did not qualify as hedges, realized in the first quarter of 2006 and securities losses incurred in the first quarter of 2005.
     Noninterest expense increased $97 million in the first quarter of 2006, compared with the first quarter of 2005. The increase in noninterest expense was driven by higher compensation and employee benefits related to incentives and the adoption of SFAS 123R. The increase in noninterest expense also reflected MSR reparation recognized in the first quarter of 2005.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The $69 million favorable change in income tax expense reflected a consolidated effective tax rate of 32.7 percent in the first quarter of 2006, compared with 34.0 percent in the first quarter of 2005. The decrease in the effective tax rate primarily reflected higher tax exempt income from investment securities and insurance products and incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects.
CRITICAL ACCOUNTING POLICIES
     The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general

24	U.S. Bancorp

practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Refer to Note 2 of the Notes to Consolidated Financial Statements for discussion of the change in accounting for MSRs implemented in the first quarter of 2006.
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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2006	2005

	(Unaudited)
Assets
Cash and due from banks	$7,050	$8,004
Investment securities
Held-to-maturity (fair value $113 and $113, respectively)	110	109
Available-for-sale	39,286	39,659
Loans held for sale	2,053	1,686
Loans
Commercial	43,844	42,942
Commercial real estate	28,782	28,463
Residential mortgages	20,656	20,730
Retail	45,500	45,671

Total loans	138,782	137,806
Less allowance for loan losses	(2,035)	(2,041)

Net loans	136,747	135,765
Premises and equipment	1,817	1,841
Goodwill	7,267	7,005
Other intangible assets	3,128	2,874
Other assets	12,449	12,522

Total assets	$209,907	$209,465

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$29,384	$32,214
Interest-bearing	69,995	70,024
Time deposits greater than $100,000	22,365	22,471

Total deposits	121,744	124,709
Short-term borrowings	20,651	20,200
Long-term debt	39,327	37,069
Other liabilities	7,929	7,401

Total liabilities	189,651	189,379
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued: 3/31/06 — 40,000 shares	1,000	—
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/06 and 12/31/05 — 1,972,643,007 shares	20	20
Capital surplus	5,819	5,907
Retained earnings	19,568	19,001
Less cost of common stock in treasury: 3/31/06 — 189,447,066 shares; 12/31/05 — 157,689,004 shares	(5,394)	(4,413)
Other comprehensive income	(757)	(429)

Total shareholders’ equity	20,256	20,086

Total liabilities and shareholders’ equity	$209,907	$209,465

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2006	2005

Interest Income
Loans	$2,332	$1,911
Loans held for sale	26	21
Investment securities	490	476
Other interest income	43	27

Total interest income	2,891	2,435
Interest Expense
Deposits	503	308
Short-term borrowings	270	112
Long-term debt	403	271

Total interest expense	1,176	691

Net interest income	1,715	1,744
Provision for credit losses	115	172

Net interest income after provision for credit losses	1,600	1,572
Noninterest Income
Credit and debit card revenue	182	154
Corporate payment products revenue	127	107
ATM processing services	59	47
Merchant processing services	213	178
Trust and investment management fees	297	247
Deposit service charges	232	210
Treasury management fees	107	107
Commercial products revenue	104	96
Mortgage banking revenue	24	102
Investment products fees and commissions	38	39
Securities losses, net	—	(59)
Other	231	154

Total noninterest income	1,614	1,382
Noninterest Expense
Compensation	633	567
Employee benefits	133	116
Net occupancy and equipment	165	154
Professional services	35	36
Marketing and business development	40	43
Technology and communications	117	106
Postage, printing and supplies	66	63
Other intangibles	85	71
Other	226	175

Total noninterest expense	1,500	1,331

Income before income taxes	1,714	1,623
Applicable income taxes	561	552

Net income	$1,153	$1,071

Earnings per common share	$.64	$.58
Diluted earnings per common share	$.63	$.57
Dividends declared per common share	$.33	$.30
Average common shares outstanding	1,801	1,852
Average diluted common shares outstanding	1,826	1,880

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2004	1,858	$—	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539
Net income					1,071			1,071
Unrealized loss on securities available for sale							(541)	(541)
Unrealized loss on derivatives							(98)	(98)
Foreign currency translation adjustment							5	5
Realized gain on derivatives							1	1
Reclassification adjustment for losses realized in net income							35	35
Income taxes							227	227

Total comprehensive income								700
Cash dividends declared on common stock					(553)			(553)
Issuance of common and treasury stock	5			(36)		142		106
Purchase of treasury stock	(21)					(605)		(605)
Stock option and restricted stock grants				22				22
Shares reserved to meet deferred compensation obligations				1		(2)		(1)

Balance March 31, 2005	1,842	$—	$20	$5,889	$17,276	$(3,590)	$(387)	$19,208

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4

Net income					1,153			1,153
Unrealized loss on securities available for sale							(481)	(481)
Unrealized gain on derivatives							104	104
Foreign currency translation adjustment							9	9
Realized loss on derivatives							(153)	(153)
Reclassification adjustment for gains realized in net income							(7)	(7)
Income taxes							200	200

Total comprehensive income								825
Cash dividends declared on common stock					(590)			(590)
Issuance of common and treasury stock	9			(51)		261		210
Purchase of treasury stock	(41)					(1,240)		(1,240)
Stock option and restricted stock grants				15				15
Shares reserved to meet deferred compensation obligations						(2)		(2)
Issuance of preferred stock		1,000		(52)				948

Balance March 31, 2006	1,783	$1,000	$20	$5,819	$19,568	$(5,394)	$(757)	$20,256

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(Dollars in Millions)
(Unaudited)	2006	2005

Operating Activities
Net cash provided by operating activities	$1,746	$871
Investing Activities
Proceeds from sales of available-for-sale investment securities	188	2,824
Proceeds from maturities of investment securities	1,216	2,497
Purchases of investment securities	(1,866)	(6,596)
Net (increase) decrease in loans outstanding	(835)	(1,869)
Proceeds from sales of loans	688	351
Purchases of loans	(921)	(1,033)
Other, net	(500)	(156)

Net cash used in investing activities	(2,030)	(3,982)
Financing Activities
Net increase (decrease) in deposits	(2,965)	(1,023)
Net increase (decrease) in short-term borrowings	451	1,189
Principal payments or redemption of long-term debt	(1,621)	(2,028)
Proceeds from issuance of long-term debt	4,046	5,544
Proceeds from issuance of preferred stock	948	—
Proceeds from issuance of common stock	169	90
Repurchase of common stock	(1,149)	(638)
Cash dividends paid	(599)	(558)

Net cash provided by (used in) financing activities	(720)	2,576

Change in cash and cash equivalents	(1,004)	(535)
Cash and cash equivalents at beginning of period	8,202	6,537

Cash and cash equivalents at end of period	$7,198	$6,002

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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
Accounting for Servicing of Financial Assets In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). The Company elected to adopt SFAS 156 effective January 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights and continuing the LOCOM method for all other servicing assets and liabilities. Adopting the fair value measurement method resulted in the Company recording a cumulative-effect accounting adjustment to increase beginning retained earnings by $4 million (net of tax). Approximately $3 million represents the difference between the fair value and the carrying amount of the Company’s mortgage servicing rights as of January 1, 2006, and the additional $1 million represents the reclassification of unrealized gains in accumulated other comprehensive income at adoption, for certain available-for-sale securities reclassified to trading securities upon the adoption of the provisions of this statement. Additional information regarding mortgage servicing rights is disclosed in Note 5 in the Notes to Consolidated Financial Statements.
Other-Than-Temporary Impairment In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), effective for the Company beginning on January 1, 2006. FSP 115-1 provides clarification on when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also requires certain disclosures for unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP 115-1 did not have a material impact on the Company’s financial statements.
Stock-Based Compensation In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement were effective for the Company

30	U.S. Bancorp

beginning on January 1, 2006. The Company adopted SFAS 123R using the modified retrospective method. Because the Company retroactively adopted the fair value method in 2003, the impact of expensing stock-based awards was already recorded in the Company’s financial results. In conjunction with the adoption of SFAS 123R in the first quarter of 2006, the Company recognized $13 million of incremental stock-based compensation expense due to certain provisions that require immediate recognition of the value of stock awards to employees that meet retirement status, despite their continued active employment. Upon adoption, the Company also changed its method of expensing all new awards from an accelerated to a straight-line attribution method. Because of the timing of granting stock awards, the impact of this change was not significant to first quarter results. However, this methodology change for expensing stock awards is expected to reduce expenses in 2006 by approximately $33 million ($20 million after tax).

Note 3	Investment Securities
The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	March 31, 2006				December 31, 2005

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$8	$—	$—	$8	$8	$—	$—	$8
Obligations of state and political subdivisions	86	4	(1)	89	84	5	(1)	88
Other debt securities	16	—	—	16	17	—	—	17

Total held-to-maturity securities	$110	$4	$(1)	$113	$109	$5	$(1)	$113

Available-for-sale (b)
U.S. Treasury and agencies	$490	$1	$(11)	$480	$496	$2	$(9)	$489
Mortgage-backed securities	37,082	67	(1,182)	35,967	38,161	86	(733)	37,514
Asset-backed securities	9	—	—	9	12	—	—	12
Obligations of state and political subdivisions	1,781	2	(16)	1,767	640	3	(6)	637
Other securities and investments	1,062	7	(6)	1,063	1,012	2	(7)	1,007

Total available-for-sale securities	$40,424	$77	$(1,215)	$39,286	$40,321	$93	$(755)	$39,659

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.
         The weighted-average maturity of the available-for-sale investment securities was 6.7 years at March 31, 2006, compared with 6.1 years at December 31, 2005. The corresponding weighted-average yields were 5.06 percent and 4.89 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.0 years at March 31, 2006, compared with 7.2 years at December 31, 2005. The corresponding weighted-average yields were 6.07 percent and 6.44 percent, respectively.
         Securities carried at $32.1 billion at March 31, 2006, and $36.9 billion at December 31, 2005, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities, were collateralized by securities with an amortized cost of $8.0 billion at March 31, 2006, and $10.9 billion at December 31, 2005, respectively.
The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

	Three Months
	Ended
	March 31,

(Dollars in Millions)	2006	2005

Taxable	$476	$473
Non-taxable	14	3

Total interest income from investment securities	$490	$476

U.S. Bancorp	31

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months
	Ended
	March 31,

(Dollars in Millions)	2006	2005

Realized gains	$—	$11
Realized losses	—	(70)

Net realized gains (losses)	$—	$(59)

Income tax (benefit) on realized gains (losses)	$—	$(22)

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at March 31, 2006, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired which have been in a continuous unrealized loss position at March 31, 2006:

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses

Held-to-maturity
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	14	—	12	(1)	26	(1)
Other debt securities	—	—	—	—	—	—

Total	$14	$—	$12	$(1)	$26	$(1)

Available-for-sale
U.S. Treasury and agencies	$421	$(11)	$5	$—	$426	$(11)
Mortgage-backed securities	16,506	(482)	15,466	(700)	31,972	(1,182)
Asset-backed securities	9	—	—	—	9	—
Obligations of state and political subdivisions	1,531	(16)	1	—	1,532	(16)
Other securities and investments	106	—	288	(6)	394	(6)

Total	$18,573	$(509)	$15,760	$(706)	$34,333	$(1,215)

     The Company’s rationale, by investment category, for determining if investments with unrealized losses that are not deemed to be other-than-temporarily impaired at March 31, 2006, was as follows:
Held-to-Maturity
Obligations of state and political subdivisions The unrealized losses were caused by increases in interest rates. The issuers of these securities do not have the contractual ability to pay off these securities at less than par. The Company has the ability and intent to hold these investments until maturity which is consistent with their designation as “held to maturity.” Consequently, the Company does not consider these investments to be other-than-temporarily impaired as of the March 31, 2006.
Available-for-Sale
U.S. Treasury and agencies The unrealized losses on these securities were caused solely by rising interest rates since credit quality is not an issue for these types of securities. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery of fair value, they are not considered to be other-than-temporarily impaired as of March 31, 2006.
Mortgage-backed securities The vast majority of these securities were issued by GNMA, FNMA and FHLMC and the remainder was privately issued with strong credit ratings. The unrealized losses for these securities were caused by rising interest rates over the past few years. Given the high credit quality of the investments, the Company fully expects to receive all contractual cash flows. Because the Company has the ability and intent to hold these securities until a recovery of fair value, they are not considered to be other-than-temporarily impaired as of March 31, 2006.

32	U.S. Bancorp

Obligations of state and political subdivisions The unrealized losses were caused by rising interest rates. These municipal securities are investment grade credit quality with the vast majority rated AAA. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery of fair value, they are not considered to be other-than-temporarily impaired as of March 31, 2006.
Other securities and investments The securities in this category consist primarily of debt issued by major U.S. banks. The losses are a result of a modest widening of credit spreads since the initial purchase dates. Given the high credit quality of these issuers, the Company expects to receive all contractual cash flows. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery of fair value, they are not considered to be other-than-temporarily impaired as of March 31, 2006.

Note 4	Loans
The composition of the loan portfolio was as follows:

	March 31, 2006		December 31, 2005

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$38,710	27.9%	$37,844	27.5%
Lease financing	5,134	3.7	5,098	3.7

Total commercial	43,844	31.6	42,942	31.2
Commercial real estate
Commercial mortgages	20,405	14.7	20,272	14.7
Construction and development	8,377	6.0	8,191	6.0

Total commercial real estate	28,782	20.7	28,463	20.7
Residential mortgages
Residential mortgages	14,502	10.5	14,538	10.5
Home equity loans, first liens	6,154	4.4	6,192	4.5

Total residential mortgages	20,656	14.9	20,730	15.0
Retail
Credit card	6,978	5.0	7,137	5.2
Retail leasing	7,161	5.2	7,338	5.3
Home equity and second mortgages	14,908	10.7	14,979	10.9
Other retail
Revolving credit	2,438	1.8	2,504	1.8
Installment	3,773	2.7	3,582	2.6
Automobile	8,218	5.9	8,112	5.9
Student	2,024	1.5	2,019	1.4

Total other retail	16,453	11.9	16,217	11.7

Total retail	45,500	32.8	45,671	33.1

Total loans	$138,782	100.0%	$137,806	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at March 31, 2006, and December 31, 2005.

Note 5	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $74.0 billion and $69.0 billion at March 31, 2006, and December 31, 2005, respectively. Effective January 1, 2006, the Company early adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

U.S. Bancorp	33

     Prior to the adoption of SFAS 156, the initial carrying value of MSRs was amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. Upon adoption of SFAS 156, the Company recognized a cumulative-effect accounting adjustment that increased beginning retained earnings by $4 million (net of tax). Approximately $3 million (net of tax) represents the difference between the fair value and the carrying amount of the Company’s MSRs, and the additional $1 million (net of tax) represents the reclassification of unrealized gains in accumulated other comprehensive income at adoption, for certain available-for-sale securities reclassified to trading securities upon the adoption of the provisions of SFAS 156. Beginning in March 2006, the Company began entering into U.S. Treasury futures and options on U.S. Treasury futures contracts to offset the change in fair value of the MSRs. Changes in fair value related to the MSRs and the futures and options contracts, as well as, $76 million of servicing and other related fees are recorded in mortgage banking revenue. Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended
(Dollars in Millions)	March 31, 2006

Balance at beginning of period	$1,123
Rights purchased	46
Rights capitalized	71
Changes in fair value of MSRs:
Due to change in valuation assumptions	33
Other changes in fair value (a)	(45)

Balance at end of period	$1,228

(a)	Represents changes due to collection/realization of expected cash flows over time.
     The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. In March 2006, the Company implemented a program utilizing futures and options contracts to mitigate the valuation risk. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at March 31, 2006, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50bps	25bps	25bps	50bps

Fair value	$(15)	$5	$(9)	$(16)

     The fair value of MSRs and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of Mortgage Revenue Bond Programs (“MRBP”), government-insured mortgages and conventional mortgages. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low- and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance. Mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The servicing portfolios are predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.
A summary of the Company’s MSRs and related characteristics by portfolio as of March 31, 2006, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$6,787	$8,595	$58,627	$74,009
Fair market value	$131	$161	$936	$1,228
Value (bps)	193	187	160	166
Weighted-average servicing fees (bps)	42	44	35	37
Multiple (value/servicing fees)	4.60	4.25	4.57	4.49
Weighted-average note rate	5.96%	6.05%	5.74%	5.80%
Age (in years)	3.7	2.9	2.3	2.5
Expected life (in years)	7.2	7.0	7.4	7.3
Discount rate	10.5%	10.8%	10.1%	10.2%

34	U.S. Bancorp

Note 6	Junior Subordinated Debentures
On March 17, 2006, the Company formed USB Capital IX, a Delaware statutory trust, for the purpose of issuing $1.3 billion of redeemable Income Trust Securities (“ITS”) to third party investors, investing the proceeds in junior subordinated debentures issued by the Company (“Debentures”) and entering into stock purchase contracts to purchase preferred stock to be issued by the Company in the future. The Company’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Company, on a subordinated basis, of the payment obligations of the trust. The Debentures held by the trust accrue a fixed rate of interest, semi-annually, at 5.54 percent. The Debentures mature on April 15, 2042, but are redeemable beginning April 15, 2015, subject to the prior approval of the Federal Reserve Board. Pursuant to the stock purchase contracts, the Company shall make contract payments of .65 percent, also payable semi-annually, through a specified stock purchase date expected to be April 15, 2011.
     Prior to the specified stock purchase date, the trust shall remarket and sell the Debentures to third party investors to generate cash proceeds to satisfy its obligation to purchase the Company’s Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to the stock purchase contracts. The terms of the Debentures may be revised in connection with their remarketing and sale.
     The Series A Preferred Stock, when issued pursuant to the stock purchase contracts, is expected to pay quarterly dividends equal to the greater of three-month LIBOR plus 1.02 percent or 3.50 percent. In connection with this transaction, the Company also entered into a replacement capital covenant which restricts the Company’s rights to repurchase the ITS and to redeem or repurchase the Series A Preferred Stock.
     For further information on other junior subordinated debentures and related trust preferred securities, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 7	Shareholders’ Equity
On March 27, 2006, the Company issued depositary shares representing an ownership interest in 40,000 shares of Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series B Preferred Stock, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to the greater of three-month LIBOR plus ..60 percent, or 3.50 percent. If the Company has not declared a dividend on the Series B Preferred Stock before the dividend payment date for any dividend period, such dividend shall not be cumulative and shall cease to accrue and be payable, and the Company will have no obligation to pay dividends accrued for such dividend period, whether or not dividends on the Series B Preferred Stock are declared for any future dividend period.
     The Company may not pay dividends on or repurchase shares of its junior stock unless dividends for the then-current dividend period of the Series B Preferred Stock have been declared and sufficient funds set aside to make payment. The Company may not pay dividends on or repurchase shares of its parity stock unless such dividends or offers to repurchase parity stock are made on a proportional basis with respect to the Series B Preferred Stock.
     On April 15, 2011, or thereafter, the Series B Preferred Stock is redeemable at the Company’s option, subject to the prior approval of the Federal Reserve Board, at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. In connection with this transaction, the Company also entered into a replacement capital covenant, which restricts the Company’s rights to redeem or repurchase the Series B Preferred Stock. Except in certain limited circumstances, the Series B Preferred Stock will not have any voting rights.
     For further information on shareholders’ equity, refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

U.S. Bancorp	35

Note 8	Earnings Per Common Share
The components of earnings per common share were:

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2006	2005

Net income	$1,153	$1,071

Average common shares outstanding	1,801	1,852
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	25	28

Average diluted common shares outstanding	1,826	1,880

Earnings per common share	$.64	$.58
Diluted earnings per common share	$.63	$.57

For the three months ended March 31, 2006 and 2005, options to purchase 8 million and 15 million shares, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

Note 9	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months
	Ended March 31,

			Post Retirement
	Pension Plans		Medical Plans

(Dollars in Millions)	2006	2005	2006	2005

Components of net periodic benefit cost (income)
Service cost	$18	$16	$1	$1
Interest cost	30	28	3	4
Expected return on plan assets	(48)	(49)	—	—
Net amortization and deferral	(2)	(2)	—	—
Recognized actuarial loss	23	15	—	—

Net periodic benefit cost (income)	$21	$8	$4	$5

Note 10	Stock-based Compensation
As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock compensation plans, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock at a fixed price equal to the fair value of the underlying stock at the date of grant. Option grants are generally exercisable up to ten years from the date of grant. In addition, the plans provide for grants of shares of common stock or stock units that are subject to restriction on transfer prior to vesting. Most stock awards vest over three to five years and are subject to forfeiture if certain vesting requirements are not met.
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R. SFAS 123R requires companies to measure the cost of employee services in exchange for equity instruments based on the grant-date fair value of the award. This statement eliminates the use of the alternative intrinsic value method of accounting that was allowed when SFAS 123 was originally issued. The provisions of this statement were effective for the Company beginning on January 1, 2006. The Company adopted SFAS 123R using the modified retrospective method. Because the Company retroactively adopted the fair value method in 2003, the impact of expensing stock-based awards was already recorded in the Company’s financial results. In conjunction with the adoption of SFAS 123R, the Company changed from an accelerated to a straight-line method of expense attribution effective January 1, 2006, for new stock-based awards. The impact of changing from accelerated to straight-line amortization for new awards will reduce expenses by approximately $33 million ($20 million after tax) in 2006. In addition, the Company recognized $13 million of stock-based compensation expense in the first quarter, for awards granted in the current year, related to certain provisions of SFAS 123R that require immediate expense recognition of the value of stock awards to employees that

36	U.S. Bancorp

meet retiree status, despite their continued active employment. At March 31, 2006, there were 13 million shares (subject to adjustment for forfeitures) available for grant under various plans.
The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

	2006				2005

			Weighted-				Weighted-
			Average			Weighted-	Average	Aggregate
		Weighted-	Remaining	Aggregate		Average	Remaining	Intrinsic
	Stock	Average	Contractual	Intrinsic Value	Stock	Exercise	Contractual	Value
Three Months Ended March 31,	Options/Shares	Exercise Price	Term	(in millions)	Options/Shares	Price	Term	(in millions)

Stock option plans
Number outstanding at beginning of period	125,983,461	$24.38			134,727,285	$23.41
Granted	11,321,342	29.99			11,282,801	30.24
Exercised	(8,360,592)	21.03			(4,265,364)	20.73
Cancelled (a)	(484,983)	27.19			(902,300)	24.47

Number outstanding at end of period (b)	128,459,228	$25.08	5.3	$696	140,842,422	$24.03	5.7	$674
Exercisable at end of period	96,823,258	$24.14	4.2	$616	102,391,861	$23.65	4.8	$529

(a)	Options cancelled includes both non-vested (i.e., forfeitures) and vested options.
(b)	Outstanding options include stock-based awards that may be forfeited in future periods, however, the impact of estimated forfeitures is reflected in compensation expense.
     The weighted-average grant-date fair value of options granted during the quarter ending March 31, 2006 and March 31, 2005 was $6.34 and $6.71, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 and 2005, was $80 million and $41 million, respectively. The total fair value of option shares vested during the quarter ended March 31, 2006 and 2005, was $40 million and $45 million, respectively.
     Cash received from option exercises under all share-based payment arrangements for the periods ending March 31, 2006 and 2005, was $176 million and $88 million, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $30 million and $15 million, respectively, for the periods ending March 31, 2006, and March 31, 2005. To satisfy share option exercises, the Company predominantly uses treasury stock.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, requiring the use of subjective assumptions. The following table includes the assumptions utilized by the Company for the periods ending March 31:

	2006	2005

Risk-free interest rate	4.3%	3.6%
Dividend yield	4.0%	3.5%
Stock volatility factor	.28	.29
Expected life of options (in years)	5.4	5.4

     Expected stock volatility is based on several factors including the historical volatility of the Company’s stock, implied volatility determined from traded options and other factors. The Company uses historical data to estimate option exercises and employee terminations to estimate the expected life of options. The risk-free interest rate for the expected life of the options is based on the U.S. Treasury yield curve in effect on the date of grant. The expected dividend yield is based on the Company’s expected dividend yield over the life of the options.
Additional information regarding stock options outstanding as of March 31, 2006, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$5.05 — $10.00	36,260	.9	$7.70	36,260	$7.70
$10.01 — $15.00	1,307,245	1.8	11.52	1,307,245	11.52
$15.01 — $20.00	17,931,099	4.8	18.80	17,756,556	18.79
$20.01 — $25.00	48,876,301	4.9	22.37	42,073,940	22.48
$25.01 — $30.00	45,574,643	5.3	28.94	28,905,113	28.61
$30.01 — $35.00	14,446,434	6.8	30.91	6,456,898	31.73
$35.01 — $36.95	287,246	1.1	35.90	287,246	35.90

	128,459,228	5.3	$25.08	96,823,258	$24.14

U.S. Bancorp	37

A summary of the status of the Company’s restricted shares of stock is presented below:

	2006		2005

		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Three Months Ended March 31,	Shares	Fair Value	Shares	Fair Value

Nonvested shares
Number outstanding at beginning of period	2,644,171	$26.73	2,265,625	$25.06
Granted	851,492	29.98	908,342	30.12
Cancelled/vested	(423,392)	29.24	(335,416)	26.80
Forfeited	(35,021)	29.43	(21,550)	28.80

Number outstanding at end of period	3,037,250	$27.26	2,817,001	$26.45

     The total fair value of shares vested during the periods ending March 31, 2006 and 2005 was $13 million and $10 million, respectively.
     Stock-based compensation expense was $36 million in the first quarter of 2006, compared with $34 million in the first quarter of 2005. At the time employee stock options expire, are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, stock-based compensation was $22 million and $21 million for periods ending March 31, 2006, and 2005, respectively. As of March 31, 2006, there was $156 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Note 11	Income Taxes
The components of income tax expense were:

	Three Months Ended
	March 31,

(Dollars in Millions)	2006	2005

Federal
Current	$581	$423
Deferred	(82)	64

Federal income tax	499	487
State
Current	68	60
Deferred	(6)	5

State income tax	62	65

Total income tax provision	$561	$552

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,

(Dollars in Millions)	2006	2005

Tax at statutory rate (35 percent)	$600	$568
State income tax, at statutory rates, net of federal tax benefit	40	42
Tax effect of
Tax credits	(58)	(40)
Tax-exempt income	(20)	(14)
Other items	(1)	(4)

Applicable income taxes	$561	$552

The Company’s net deferred tax liability was $1,340 million at March 31, 2006, and $1,615 million at December 31, 2005.

38	U.S. Bancorp

Note 12	Guarantees and Contingent Liabilities
The following table is a summary of the guarantees and contingent liabilities of the Company at March 31, 2006:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$77	$10,831
Third-party borrowing arrangements	7	463
Securities lending indemnifications	—	13,516
Asset sales (a)	8	799
Merchant processing	54	54,579
Other guarantees	22	3,632
Other contingent liabilities	13	1,755

(a)	The maximum potential future payments does not include loans sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loans sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
     The Company currently processes card transactions for several airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts consider the potential risk of default. At March 31, 2006, the value of airline tickets purchased to be delivered at a future date was $3.2 billion, and the Company held collateral of $1.9 billion in escrow deposits, letters of credit and liens on various assets.
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
     For information on the nature of the Company’s guarantees and contingent liabilities, please refer to Note 23 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

U.S. Bancorp	39

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2006			2005

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$39,680	$496	5.00%	$42,813	$477	4.46%	(7.3)%
Loans held for sale	1,669	26	6.27	1,429	21	5.83	16.8
Loans (b)
Commercial	43,925	690	6.36	40,997	577	5.69	7.1
Commercial real estate	28,616	497	7.04	27,504	413	6.09	4.0
Residential mortgages	20,987	294	5.62	15,827	218	5.55	32.6
Retail	45,851	857	7.58	43,326	709	6.63	5.8

Total loans	139,379	2,338	6.79	127,654	1,917	6.08	9.2
Other earning assets	2,373	43	7.33	1,398	27	7.88	69.7

Total earning assets	183,101	2,903	6.40	173,294	2,442	5.69	5.7
Allowance for loan losses	(2,059)			(2,114)			2.6
Unrealized gain (loss) on available-for-sale securities	(799)			(261)			*
Other assets	29,782			26,016			14.5

Total assets	$210,025			$196,935			6.6

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,837			$28,417			1.5
Interest-bearing deposits
Interest checking	23,141	45	.78	23,146	31	.54	—
Money market savings	27,378	116	1.72	30,264	70	.93	(9.5)
Savings accounts	5,689	4	.29	5,968	4	.31	(4.7)
Time certificates of deposit less than $100,000	13,505	114	3.42	12,978	86	2.70	4.1
Time deposits greater than $100,000	21,613	224	4.20	18,650	117	2.54	15.9

Total interest-bearing deposits	91,326	503	2.23	91,006	308	1.37	.4
Short-term borrowings	24,356	272	4.54	15,606	112	2.91	56.1
Long-term debt	38,229	403	4.26	35,440	271	3.09	7.9

Total interest-bearing liabilities	153,911	1,178	3.10	142,052	691	1.97	8.3
Other liabilities	7,129			6,663			7.0
Shareholders’ equity
Preferred equity	55			—			*
Common equity	20,093			19,803			1.5

Total shareholders’ equity	20,148			19,803			1.7

Total liabilities and shareholders’ equity	$210,025			$196,935			6.6%

Net interest income		$1,725			$1,751

Gross interest margin			3.30%			3.72%

Gross interest margin without taxable-equivalent increments			3.28			3.70

Percent of Earning Assets
Interest income			6.40%			5.69%
Interest expense			2.60			1.61

Net interest margin			3.80%			4.08%

Net interest margin without taxable-equivalent increments			3.78%			4.06%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

40	U.S. Bancorp

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2006.
Item 4. Submission of Matters to a Vote of Security Holders — The 2006 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 18, 2006, at the San Diego Marriott Gaslamp Quarter, San Diego, California. Jerry A. Grundhofer, Chairman and Chief Executive Officer, presided.
The holders of 1,584,359,811 shares of common stock, 88.0 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders’ meeting in 2009, and the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006, was ratified. The proposal to approve the U.S. Bancorp 2006 Executive Incentive Plan and the shareholder proposal urging the declassification of the Board of Directors were approved. The shareholder proposal urging the adoption of a policy that shareholders be given an opportunity to annually approve the report of our Compensation Committee was not approved.
Summary of Matters Voted Upon by Shareholders

	Number of Shares

	For	Withheld

Election of Class II Directors:
Peter H. Coors	1,542,275,423	42,084,388
Jerry A. Grundhofer	1,538,133,298	46,226,513
Patrick T. Stokes	1,536,044,686	48,315,125

				Broker
	For	Against	Abstain	Non-Vote

Ratification of Independent Auditors	1,369,245,625	202,034,322	13,079,863
Proposal to Approve the U.S. Bancorp 2006 Executive Incentive Plan	1,079,661,610	215,205,261	25,950,216	263,542,724
Proposal to Declassify the Board of Directors	913,649,819	379,422,057	28,600,219	262,687,716
Proposal to Annually Approve the Compensation Committee Report	521,840,901	756,795,455	43,114,237	262,609,218

For a copy of the meeting minutes, please write to the Office of the Corporate Secretary, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended.
10.1	U.S. Bancorp 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2006).
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

U.S. Bancorp	41

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: May 10, 2006

42	U.S. Bancorp

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended
(Dollars in Millions)			March 31, 2006

Earnings
1.	Net income		$1,153
2.	Applicable income taxes		561

3.	Income before income taxes (1 + 2)		$1,714

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$673
	b.	Portion of rents representative of interest and amortization of debt expense	18

	c.	Fixed charges excluding interest on deposits (4a + 4b)	691
	d.	Interest on deposits	503

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,194

5.	Amortization of interest capitalized		$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,405
7.	Earnings including interest on deposits (3 + 4e + 5)		2,908
8.	Fixed charges excluding interest on deposits (4c)		691
9.	Fixed charges including interest on deposits (4e)		1,194
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		3.48
11.	Including interest on deposits (line 7/line 9)		2.44

U.S. Bancorp	43

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Jerry A. Grundhofer, certify that:

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

/s/ Jerry A. Grundhofer

Jerry A. Grundhofer
Chief Executive Officer
Dated: May 10, 2006

44	U.S. Bancorp

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, David M. Moffett, certify that:

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

/s/ David M. Moffett

David M. Moffett
Chief Financial Officer
Dated: May 10, 2006

U.S. Bancorp	45

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Grundhofer	/s/ David M. Moffett

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer
Dated: May 10, 2006

46	U.S. Bancorp

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
Equal Employment Opportunity/Affirmative Action
U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based upon performance, skill and ability, not race, color, religion, national origin or ancestry, gender, age, disability, veteran status, sexual orientation or any other factors protected by law. The corporation complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.
U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer committed to creating a diverse workforce.
       U.S. Bancorp
       Member FDIC
This report has been produced on recycled paper.