Form 10-Q
period 2006-06-30
US BANCORP \DE\
filed 2006-08-09
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2006 1,777,189,374 shares

Table of Contents and Form 10-Q Cross Reference Index
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
     This Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of the Company. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, and effects of critical accounting policies and judgments. For discussion of these and other risks that may cause actual results to differ from expectations, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,697	$1,761	(3.6)%	$3,422	$3,512	(2.6)%
Noninterest income	1,752	1,540	13.8	3,366	2,981	12.9
Securities gains (losses), net	3	1	*	3	(58)	*

Total net revenue	3,452	3,302	4.5	6,791	6,435	5.5
Noninterest expense	1,530	1,595	(4.1)	3,030	2,926	3.6
Provision for credit losses	125	144	(13.2)	240	316	(24.1)

Income before taxes	1,797	1,563	15.0	3,521	3,193	10.3
Taxable-equivalent adjustment	11	7	57.1	21	14	50.0
Applicable income taxes	585	435	34.5	1,146	987	16.1

Net income	$1,201	$1,121	7.1	$2,354	$2,192	7.4

Net income applicable to common equity	$1,184	$1,121	5.6	$2,337	$2,192	6.6

Per Common Share
Earnings per share	$.66	$.61	8.2%	$1.30	$1.19	9.2%
Diluted earnings per share	.66	.60	10.0	1.29	1.17	10.3
Dividends declared per share	.33	.30	10.0	.66	.60	10.0
Book value per share	10.89	10.88	.1
Market value per share	30.88	29.20	5.8
Average common shares outstanding	1,781	1,833	(2.8)	1,791	1,842	(2.8)
Average diluted common shares outstanding	1,805	1,857	(2.8)	1,816	1,869	(2.8)
Financial Ratios
Return on average assets	2.27%	2.23%		2.25%	2.22%
Return on average common equity	24.3	22.7		23.8	22.3
Net interest margin (taxable-equivalent basis)	3.68	3.99		3.74	4.03
Efficiency ratio (b)	44.4	48.3		44.6	45.1
Average Balances
Loans	$140,863	$131,275	7.3%	$140,125	$129,474	8.2%
Loans held for sale	2,062	1,697	21.5	1,866	1,564	19.3
Investment securities	40,087	42,341	(5.3)	39,885	42,576	(6.3)
Earning assets	184,890	176,730	4.6	184,000	175,022	5.1
Assets	212,407	201,818	5.2	211,222	199,390	5.9
Noninterest-bearing deposits	28,949	29,148	(.7)	28,893	28,784	.4
Deposits	121,233	121,232	—	120,701	120,332	.3
Short-term borrowings	22,246	17,013	30.8	23,295	16,313	42.8
Long-term debt	41,225	36,973	11.5	39,735	36,211	9.7
Shareholders’ equity	20,556	19,820	3.7	20,353	19,812	2.7

	June 30, 2006	December 31, 2005

Period End Balances
Loans	$141,382	$137,806	2.6%
Allowance for credit losses	2,251	2,251	—
Investment securities	38,462	39,768	(3.3)
Assets	213,405	209,465	1.9
Deposits	122,719	124,709	(1.6)
Long-term debt	41,952	37,069	13.2
Shareholders’ equity	20,415	20,086	1.6
Regulatory capital ratios
Tier 1 capital	8.9%	8.2%
Total risk-based capital	13.1	12.5
Leverage	8.2	7.6
Tangible common equity	5.6	5.9

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,201 million for the second quarter of 2006, compared with $1,121 million for the second quarter of 2005. Net income of $.66 per diluted common share in the second quarter of 2006 was higher than the same period of 2005 by $.06 (10.0 percent). Return on average assets and return on average common equity were 2.27 percent and 24.3 percent, respectively, for the second quarter of 2006, compared with returns of 2.23 percent and 22.7 percent, respectively, for the second quarter of 2005. The Company’s results for the second quarter of 2006 improved over the same period of 2005, as net income increased by $80 million (7.1 percent), primarily due to strong growth in a majority of fee-based products.
     Total net revenue, on a taxable-equivalent basis, for the second quarter of 2006, was $150 million (4.5 percent) higher than the second quarter of 2005, primarily reflecting a 13.9 percent increase in noninterest income, partially offset by a 3.6 percent decline in net interest income reflecting the impact of rising interest rates during the past several quarters. Noninterest income growth was driven by organic business growth and recent expansion in trust and payment processing businesses. Noninterest income also included a gain related to the initial public offering of a cardholder association. These favorable changes in noninterest income were partially offset by lower mortgage banking revenue due to the impact of adopting the fair value method of accounting under Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”) in the first quarter of 2006. Mortgage banking revenue in the second quarter of 2006 included the effect of principal repayments on the valuation of servicing rights that were previously recognized as part of intangible expense.
     Total noninterest expense in the second quarter of 2006 was $65 million (4.1 percent) lower than the second quarter of 2005, primarily reflecting lower intangible expense due to the adoption of SFAS 156 and lower debt prepayment expense. This was partially offset by incremental operating and business integration costs principally associated with recent acquisitions, increased pension costs and higher expenses related to investments in tax-advantaged projects from a year ago. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 44.4 percent for the second quarter of 2006, compared with 48.3 percent for the second quarter of 2005.
     The provision for credit losses for the second quarter of 2006 decreased $19 million (13.2 percent), compared with the second quarter of 2005. The decrease in the provision for credit losses year-over-year primarily reflected strong credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the second quarter of 2006 were $125 million, compared with $144 million in the second quarter of 2005. The decline in credit losses from a year ago was principally due to the impact of changes in bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     The Company reported net income of $2,354 million for the first six months of 2006, compared with $2,192 million for the first six months of 2005. Net income of $1.29 per diluted common share in the first six months of 2006 was higher than the same period of 2005 by $.12 (10.3 percent). Return on average assets and return on average common equity were 2.25 percent and 23.8 percent, respectively, for the first six months of 2006, compared with returns of 2.22 percent and 22.3 percent, respectively, for the first six months of 2005. The Company’s results for the first six months of 2006 improved over the same period of 2005, as net income rose by $162 million (7.4 percent), primarily due to strong revenue growth in fee-based products.
     Total net revenue, on a taxable-equivalent basis, for the first six months of 2006, was $356 million (5.5 percent) higher than the first six months of 2005, primarily reflecting a 15.3 percent increase in noninterest income, partially offset by a 2.6 percent decline in net interest income, reflecting the impact of rising interest rates during the past several quarters. Noninterest income growth was driven by organic business growth, recent expansion in trust and payment processing businesses, trading income related to certain derivatives, a favorable settlement during the first quarter of 2006 and the gain from the initial public offering of a cardholder association during the second quarter of 2006. These favorable changes in noninterest

U.S. Bancorp	3

income categories were partially offset by lower mortgage banking revenue due to the impact of adopting SFAS 156 in the first quarter of 2006. In addition, there was a $61 million favorable variance in net securities gains (losses) in the first six months of 2006 as compared with the same period of 2005.
     Total noninterest expense in the first six months of 2006 was $104 million (3.6 percent) higher than the first six months of 2005, primarily reflecting incremental operating and business integration costs principally associated with recent acquisitions, increased pension costs and higher expenses related to investments in tax-advantaged projects from a year ago. This was partially offset by lower intangible expense due to the adoption of SFAS 156 and lower debt prepayment expense. The efficiency ratio was 44.6 percent for the first six months of 2006, compared with 45.1 percent for the first six months of 2005.
     The provision for credit losses for the first six months of 2006 decreased $76 million (24.1 percent), compared with the first six months of 2005. The decrease in the provision for credit losses year-over-year primarily reflected strong credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the first six months of 2006 were $240 million, compared with $316 million in the first six months of 2005. The decline in losses from a year ago was principally due to the impact of changes in bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,697 million in the second quarter of 2006, compared with $1,761 million in the second quarter of 2005. Net interest income, on a taxable-equivalent basis, was $3,422 million in the first six months of 2006, compared with $3,512 million in the first six months of 2005. Average earning assets increased $8.2 billion (4.6 percent) and $9.0 billion (5.1 percent) in the second quarter and first six months of 2006, respectively, compared with the same periods of 2005. The increases were primarily driven by growth in residential mortgages, commercial loans, retail loans and commercial real estate loans, partially offset by a decrease in investment securities. The positive impact to net interest income from the growth in earning assets was more than offset by a lower net interest margin. The net interest margin for the second quarter and first six months of 2006 was 3.68 percent and 3.74 percent, respectively, compared with 3.99 percent and 4.03 percent, respectively, for the same periods of 2005. The year-over-year decline in the net interest margin for the second quarter and first six months of 2006 reflected the competitive lending environment during 2005 and the first half of 2006, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Compared with the same periods of 2005, credit spreads have tightened by approximately 23 basis points in the second quarter and 21 basis points in the first six months of 2006 across most lending products due to competitive pricing and a change in mix due to growth in lower-spread, fixed-rate credit products. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases and asset/liability decisions designed to reduce the Company’s interest rate sensitivity position. An increase in the margin benefit of net free funds and loan fees partially offset these factors. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
     Average loans for the second quarter and first six months of 2006 were higher by $9.6 billion (7.3 percent) and $10.7 billion (8.2 percent), respectively, compared with the same periods of 2005, reflecting growth in the majority of loan categories. During the first quarter of 2006, the Company began selling an increased proportion of its residential mortgage loan production and anticipates that residential mortgage loan balances will remain essentially flat in future periods.
     Average investment securities in the second quarter and first six months of 2006 were $2.3 billion (5.3 percent) and $2.7 billion (6.3 percent) lower, respectively, than the same periods of 2005. The change in the balance of the investment securities portfolio from a year ago principally reflected asset/liability management decisions to reduce the focus on residential mortgage assets given the changing interest rate environment and mix of loan growth. Additionally, the Company reclassified approximately $460 million of principal-only securities to its trading account effective January 1, 2006, in connection with the adoption of SFAS 156. During the second quarter and first six months of 2006, the Company maintained a mix of approximately 40 percent variable-rate securities. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.

4	U.S. Bancorp

     Average noninterest-bearing deposits for the second quarter and first six months of 2006 remained relatively flat compared with the same periods of the prior year. The average balances for the second quarter and first six months of 2006 decreased $199 million (.7 percent) and increased $109 million (.4 percent), respectively, compared with the same periods of 2005, despite a reduction of excess liquidity in the markets.
     Average total savings products declined year-over-year by $2.4 billion (4.2 percent) in the second quarter and $2.8 billion (4.8 percent) in the first six months of 2006, compared with the same periods of 2005, due to reductions in average money market savings and other savings account balances. Average money market savings balances declined year-over-year primarily due to a decline in balances within the branches. This decrease was partially offset by increases in broker dealer and corporate trust balances. The overall decrease in average money market savings balances year-over-year was primarily the result of the Company’s deposit pricing decisions for money market products in relation to fixed-rate deposit products offered. As a result, a portion of branch-based money market savings accounts have migrated to fixed-rate time certificates, while larger customer money market savings accounts have migrated to time deposits greater than $100,000 as rates increased on the time deposit products.
     Average time certificates of deposit less than $100,000 were higher by $537 million (4.1 percent) and $532 million (4.1 percent) in the second quarter and first six months of 2006, respectively, compared with the same periods of 2005. Average time deposits greater than $100,000 grew $2.1 billion (10.3 percent) and $2.5 billion (12.9 percent) in the second quarter and first six months of 2006, respectively, compared with the same periods of 2005. This growth was broad-based across most areas of the Company including: corporate, commercial, branch banking, private client and corporate trust, as customers migrated balances to higher rate deposits.
Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2006 decreased $19 million (13.2 percent) and $76 million (24.1 percent), respectively, compared with the same periods of 2005. The decrease in the provision for credit losses year-over-year primarily reflected stronger credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the second quarter and first six months of 2006 were $125 million and $240 million, respectively, compared with $144 million and $316 million in the second quarter and first six months of 2005, respectively. The decline in losses from a year ago was principally due to the impact of changes in bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in the second quarter and first six months of 2006 was $1,755 million and $3,369 million, respectively, compared with $1,541 million and $2,923 million in the same periods of 2005. The $214 million (13.9 percent) increase during the second quarter and $446 million (15.3 percent) increase during the first six months of 2006, compared with the same periods in

Table 2	Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2006	2005	Change	2006	2005	Change

Credit and debit card revenue	$202	$177	14.1%	$384	$331	16.0%
Corporate payment products revenue	139	120	15.8	266	227	17.2
ATM processing services	61	57	7.0	120	104	15.4
Merchant processing services	253	198	27.8	466	376	23.9
Trust and investment management fees	314	253	24.1	611	500	22.2
Deposit service charges	264	234	12.8	496	444	11.7
Treasury management fees	116	117	(.9)	223	224	(.4)
Commercial products revenue	107	100	7.0	211	196	7.7
Mortgage banking revenue	75	110	(31.8)	99	212	(53.3)
Investment products fees and commissions	42	39	7.7	80	78	2.6
Securities gains (losses), net	3	1	*	3	(58)	*
Other	179	135	32.6	410	289	41.9

Total noninterest income	$1,755	$1,541	13.9%	$3,369	$2,923	15.3%

*	Not meaningful

U.S. Bancorp	5

2005, were driven by favorable variances in the majority of fee income categories and a $35 million gain from the initial public offering of a cardholder association included in other income. The increase in noninterest income for the first six months of 2006 also reflected the impact of additional trading income related to certain derivatives recorded in the current year and a favorable variance in securities gains (losses) of $61 million related to net securities losses recorded in the prior year. This strong growth in revenue was partially offset by the accounting impact of SFAS 156 on mortgage banking revenue.
     The growth in credit and debit card revenue was primarily driven by higher customer transaction volumes. The corporate payment products revenue growth reflected organic growth in sales volumes and card usage. ATM processing services revenue for the first six months of 2006 was higher due to the acquisition of an ATM business in May of 2005. Merchant processing services revenue growth reflects an increase in sales volume driven by acquisitions, higher same store sales and equipment fees. Trust and investment management fees increased in the second quarter and first six months year-over-year, primarily due to improved equity market conditions, incremental account growth and customer balances and the acquisition of the corporate and institutional trust business of a large national bank. Deposit service charges grew year-over-year due to increased transaction-related fees and growth in net checking accounts. Other income for the second quarter and first six months of 2006 was higher than the same periods of 2005 due to a $35 million gain from the initial public offering of a cardholder association. In addition, other income for the first six months of 2006 was higher due to a $44 million gain on certain interest rate swaps, end-of-term lease residual value improvement, higher student loan sales gains and the receipt of a favorable settlement within the merchant processing business. These favorable changes in fee-based revenue were partially offset by the decline in mortgage banking revenue, principally driven by the adoption of the fair value method of accounting for mortgage servicing rights (“MSR”) under SFAS 156.
Noninterest Expense Noninterest expense was $1,530 million and $3,030 million, respectively, in the second quarter and first six months of 2006, a decrease of $65 million (4.1 percent) and an increase of $104 million (3.6 percent), respectively, from the same periods of 2005. The decrease in expense in the second quarter of 2006, compared with the second quarter of 2005, reflected the impact of adopting SFAS 156 on other intangible expense and lower debt prepayment expense. The increase in expense in the first six months of 2006, compared with the same period of the prior year, reflected the impact of business acquisitions and related integration costs, partially offset by lower other intangible and debt prepayment expense. Compensation expense was higher year-over-year in the second quarter and first six months of 2006, primarily due to business expansion, including the Company’s payment processing businesses, the acquisition of a large national bank’s corporate and institutional trust business and other growth initiatives. Employee benefits increased year-over-year primarily as a result of higher pension costs. Net occupancy and equipment expense increased in the first six months of 2006 from the same period of 2005 primarily due to business expansion. Technology and communications expense rose due to increased software expense and higher outside data processing expense principally associated with expanding a prepaid gift card program and the acquisition of a large national

Table 3	Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2006	2005	Change	2006	2005	Change

Compensation	$627	$612	2.5%	$1,260	$1,179	6.9%
Employee benefits	123	108	13.9	256	224	14.3
Net occupancy and equipment	161	159	1.3	326	313	4.2
Professional services	41	39	5.1	76	75	1.3
Marketing and business development	58	67	(13.4)	98	110	(10.9)
Technology and communications	127	113	12.4	244	219	11.4
Postage, printing and supplies	66	63	4.8	132	126	4.8
Other intangibles	89	181	(50.8)	174	252	(31.0)
Debt prepayment	11	54	(79.6)	11	54	(79.6)
Other	227	199	14.1	453	374	21.1

Total noninterest expense	$1,530	$1,595	(4.1)%	$3,030	$2,926	3.6%

Efficiency ratio (a)	44.4%	48.3%		44.6%	45.1%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

bank’s corporate and institutional trust business. Other expense increased in the second quarter and first six months of 2006 from the same periods of 2005, primarily due to the increased investments in tax-advantaged projects relative to a year ago and business integration costs. These expense increases were offset by a year-over-year decline in other intangibles expense, reflecting the elimination of MSR amortization and impairment due to the adoption of SFAS 156, and lower debt prepayment expense.
Income Tax Expense The provision for income taxes was $585 million (an effective rate of 32.8 percent) for the second quarter and $1,146 million (an effective rate of 32.7 percent) for the first six months of 2006, compared with $435 million (an effective rate of 28.0 percent) and $987 million (an effective rate of 31.0 percent) for the same periods of 2005. The second quarter of 2005 included a $94 million reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002. For further information on income taxes, refer to Note 9 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $141.4 billion at June 30, 2006, compared with $137.8 billion at December 31, 2005, an increase of $3.6 billion (2.6 percent). The increase in total loans was driven primarily by growth in commercial loans, residential mortgages and retail loans. The $2.4 billion (5.7 percent) increase in commercial loans was primarily driven by new customer relationships, utilization under lines of credit, growth in commercial leasing and corporate payment card balances.
     Commercial real estate loans were $28.6 billion at June 30, 2006, an increase of $.1 billion (.3 percent) compared with December 31, 2005. The increase was driven by growth in construction loans, partially offset by a decrease in commercial mortgage balances.
     Residential mortgages held in the loan portfolio were $21.1 billion at June 30, 2006, an increase of $.3 billion (1.6 percent) compared with December 31, 2005. The growth was the result of an increase in consumer finance originations, partially offset by the Company selling an increased proportion of its residential mortgage loan production in 2006.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $.7 billion (1.6 percent) at June 30, 2006, compared with December 31, 2005. The increase was primarily driven by growth in installment, credit card and home equity loans, partially offset by decreases in retail leasing, home equity lines and student loan balances.
Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $38.5 billion at June 30, 2006, compared with $39.8 billion at December 31, 2005, reflecting purchases of $3.7 billion of securities, which were more than offset by maturities and prepayments and the reclassification of $.5 billion of principal-only securities to the trading account effective January 1, 2006, in connection with the adoption of SFAS 156. As of June 30, 2006, approximately 40 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 41 percent at December 31, 2005. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.

U.S. Bancorp	7

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
June 30, 2006 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)

U.S. Treasury and agencies
Maturing in one year or less	$119	$119	.3	4.70%	$—	$—	—	—%
Maturing after one year through five years	37	37	2.4	6.39	—	—	—	—
Maturing after five years through ten years	14	14	6.9	7.10	—	—	—	—
Maturing after ten years	338	324	14.1	5.97	—	—	—	—

Total	$508	$494	9.8	5.73%	$—	$—	—	—%

Mortgage-backed securities (a)
Maturing in one year or less	$140	$138	.6	5.18%	$—	$—	—	—%
Maturing after one year through five years	17,298	16,463	3.8	4.53	8	8	3.1	5.75
Maturing after five years through ten years	12,622	11,847	7.5	5.08	—	—	—	—
Maturing after ten years	5,793	5,715	15.1	6.36	—	—	—	—

Total	$35,853	$34,163	7.0	5.02%	$8	$8	3.1	5.75%

Asset-backed securities (a)
Maturing in one year or less	$8	$8	.3	5.33%	$—	$—	—	—%
Maturing after one year through five years	—	—	—	—	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$8	$8	.3	5.33%	$—	$—	—	—%

Obligations of state and political subdivisions (b)
Maturing in one year or less	$52	$52	.4	7.00%	$2	$2	.5	6.04%
Maturing after one year through five years	40	41	2.3	7.01	20	21	3.2	6.31
Maturing after five years through ten years	1,967	1,925	9.2	6.83	14	15	7.9	7.22
Maturing after ten years	742	720	14.3	6.44	37	38	15.8	6.54

Total	$2,801	$2,738	10.3	6.73%	$73	$76	10.4	6.59%

Other debt securities
Maturing in one year or less	$256	$256	.1	4.57%	$5	$5	.4	6.44%
Maturing after one year through five years	9	9	1.5	4.52	11	11	3.0	5.44
Maturing after five years through ten years	15	15	10.0	6.25	1	1	5.8	5.15
Maturing after ten years	627	625	21.2	6.06	—	—	—	—

Total	$907	$905	14.8	5.63%	$17	$17	2.3	5.74%

Other investments	$54	$56	—	—%	$—	$—	—	—%

Total investment securities (c)	$40,131	$38,364	7.4	5.17%	$98	$101	8.4	6.37%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.

(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available for sale investment securities was 6.1 years at December 31, 2005, with a corresponding weighted-average yield of 4.89 percent. The weighted-average maturity of the held-to-maturity investment securities was 7.2 years at December 31, 2005, with a corresponding weighted-average yield of 6.44 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2006		December 31, 2005

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$508	1.3%	$496	1.2%
Mortgage-backed securities	35,861	89.1	38,169	94.4
Asset-backed securities	8	—	12	.1
Obligations of state and political subdivisions	2,874	7.1	724	1.8
Other debt securities and investments	978	2.5	1,029	2.5

Total investment securities	$40,229	100.0%	$40,430	100.0%

8	U.S. Bancorp

Deposits Total deposits were $122.7 billion at June 30, 2006, compared with $124.7 billion at December 31, 2005, a decrease of $2.0 billion (1.6 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits and money market savings accounts, partially offset by increases in interest checking, time certificates of deposits less than $100,000 and time deposits greater than $100,000. The $1.5 billion (4.6 percent) decrease in noninterest-bearing deposits reflected lower balances in most business lines, partially offset by an increase in corporate trust balances due to seasonality. The $1.3 billion (4.7 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products offered. A portion of branch-based money market savings accounts have migrated to fixed-rate time certificates, while larger customer money market savings accounts have migrated to time deposits greater than $100,000 as rates increased on the time deposit products. Time deposits greater than $100,000 increased $.2 billion (1.0 percent) and time certificates of deposit less than $100,000 increased $.3 billion (2.1 percent) at June 30, 2006, compared with December 31, 2005. Interest checking accounts increased $.2 billion (1.0 percent) due to an increase in trust and custody balances, partially offset by decreases in consumer and private banking balances.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, securities sold under agreements to repurchase and other short-term borrowings, were $20.6 billion at June 30, 2006, compared with $20.2 billion at December 31, 2005. Short-term funding is managed within approved liquidity policies. The increase of $.4 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/liability management activities. Long-term debt was $42.0 billion at June 30, 2006, compared with $37.1 billion at December 31, 2005, reflecting the issuances of $2.0 billion of bank notes, $1.5 billion of medium-term notes and $1.8 billion of junior subordinated debentures and the addition of $2.2 billion of Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.6 billion of medium-term note maturities and $.7 billion of junior subordinated debentures repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	9

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2006	2005

Commercial
Commercial	.06%	.06%
Lease financing	—	—

Total commercial	.05	.05
Commercial real estate
Commercial mortgages	—	—
Construction and development	.01	—

Total commercial real estate	—	—
Residential mortgages	.30	.32
Retail
Credit card	1.56	1.26
Retail leasing	.03	.04
Other retail	.18	.22

Total retail	.38	.36

Total loans	.19%	.18%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2006	2005

Commercial	.58%	.69%
Commercial real estate	.40	.55
Residential mortgages (a)	.49	.55
Retail	.50	.50

Total loans	.51%	.58%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 3.06 percent at June 30, 2006, and 4.35 percent at December 31, 2005.
geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Economic conditions during the second quarter and first six months of 2006 have improved from the same periods of 2005, as reflected in strong expansion of the gross domestic product index, lower unemployment rates, favorable trends related to corporate profits and consumer spending for retail goods and services. Current economic conditions are relatively unchanged from December 31, 2005. The Federal Reserve Bank continued increasing short-term interest rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth.
     Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more detailed discussion on credit risk management processes.
Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The entire balance of the account is considered delinquent if the minimum payment contractually required to be made is not received by the specified date on the billing statement. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $264 million at June 30, 2006, compared with $253 million at December 31, 2005. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans was .19 percent at June 30, 2006, and .18 percent at December 31, 2005.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.

10	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2006	2005	2006	2005

Residential mortgages
30-89 days	$105	$112	.50%	.55%
90 days or more	64	67	.30	.32
Nonperforming	39	48	.19	.23

Total	$208	$227	.99%	1.10%

Retail
Credit card
30-89 days	$153	$147	2.06%	2.06%
90 days or more	116	90	1.56	1.26
Nonperforming	41	49	.55	.69

Total	$310	$286	4.17%	4.01%
Retail leasing
30-89 days	$26	$43	.36%	.59%
90 days or more	2	3	.03	.04
Nonperforming	—	—	—	—

Total	$28	$46	.39%	.63%
Other retail
30-89 days	$162	$206	.51%	.66%
90 days or more	58	70	.18	.22
Nonperforming	16	17	.05	.06

Total	$236	$293	.74%	.94%

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At June 30, 2006, total nonperforming assets were $550 million, compared with $644 million at December 31, 2005. The ratio of total nonperforming assets to total loans and other real estate decreased to ..39 percent at June 30, 2006, compared with ..47 percent at December 31, 2005.
     Included in nonperforming loans were restructured loans of $50 million at June 30, 2006, compared with $75 million at December 31, 2005. At June 30, 2006, the Company had no commitments to lend additional funds under restructured loans, compared to commitments of $9 million at December 31, 2005.

U.S. Bancorp	11

Table 6	Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2006	2005

Commercial
Commercial	$203	$231
Lease financing	38	42

Total commercial	241	273
Commercial real estate
Commercial mortgages	88	134
Construction and development	25	23

Total commercial real estate	113	157
Residential mortgages	39	48
Retail
Credit card	41	49
Retail leasing	—	—
Other retail	16	17

Total retail	57	66

Total nonperforming loans	450	544
Other real estate (b)	77	71
Other assets	23	29

Total nonperforming assets	$550	$644

Accruing loans 90 days or more past due	$264	$253
Nonperforming loans to total loans	.32%	.39%
Nonperforming assets to total loans plus other real estate (b)	.39%	.47%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2005	$457	$187	$644
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	139	34	173
Advances on loans	18	—	18

Total additions	157	34	191
Reductions in nonperforming assets
Paydowns, payoffs	(125)	(36)	(161)
Net sales	(21)	—	(21)
Return to performing status	(30)	(4)	(34)
Charge-offs (c)	(61)	(8)	(69)

Total reductions	(237)	(48)	(285)

Net additions to (reductions in) nonperforming assets	(80)	(14)	(94)

Balance June 30, 2006	$377	$173	$550

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $87 million of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
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

12	U.S. Bancorp

The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2006	2005	2006	2005

Commercial	$ 16	$ 5	.04%	.01%
Commercial real estate	1	1	—	—
Residential mortgages	65	59	.31	.28
Credit card	252	218	3.39	3.05
Other retail	36	32	.09	.08

Total	$370	$315	.26%	.23%

     Restructured loans that continue to accrue interest were higher at June 30, 2006, compared with December 31, 2005, reflecting the impact of the Company implementing higher minimum balance payment requirements for credit card customers in response to industry guidance issued by the banking regulatory agencies.
Analysis of Loan Net Charge-Offs Total loan net charge-offs were $125 million and $240 million during the second quarter and first six months of 2006, respectively, compared with net charge-offs of $144 million and $316 million, respectively, for the same periods of 2005. The ratio of total loan net charge-offs to average loans in the second quarter and first six months of 2006 was .36 percent and ..35 percent, respectively, compared with .44 percent and .49 percent, respectively, for the same periods of 2005.
     Commercial and commercial real estate loan net charge-offs for the second quarter of 2006 were $20 million (.11 percent of average loans outstanding), compared with $13 million (.07 percent of average loans outstanding) in the second quarter of 2005. The increase in net charge-offs reflected lower gross charge-offs, more than offset by a lower level of recoveries as compared with the same quarter of the prior year. Commercial and commercial real estate loan net charge-offs for the first six months of 2006 were $34 million (.09 percent of average loans outstanding), compared with $46 million (.13 percent of average loans outstanding) in the first six months of 2005.
     Retail loan net charge-offs for the second quarter of 2006 were $94 million (.82 percent of average loans outstanding), compared with $123 million (1.12 percent of average loans outstanding) for the second quarter of 2005. Retail loan net charge-offs for the first six months of 2006 were $188 million (.82 percent of average loans outstanding), compared with $253 million (1.17 percent of average loans outstanding) for the first six months of 2005. The decrease in retail loan net charge-offs reflected the impact of the bankruptcy legislation change that occurred in the fourth quarter of 2005. The Company anticipates that bankruptcy charge-offs will return to more normalized levels in future quarters.
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

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Commercial
Commercial	.13%	.10%	.09%	.13%
Lease financing	.54	.49	.55	.78

Total commercial	.18	.14	.15	.20
Commercial real estate
Commercial mortgages	(.02)	.02	.01	.05
Construction and development	.05	(.16)	.02	(.03)

Total commercial real estate	—	(.03)	.01	.03
Residential mortgages	.21	.19	.17	.21
Retail
Credit card	2.72	3.93	2.67	4.02
Retail leasing	.11	.27	.17	.36
Home equity and second mortgages	.35	.43	.34	.45
Other retail	.70	1.01	.74	1.05

Total retail	.82	1.12	.82	1.17

Total loans	.36%	.44%	.35%	.49%

U.S. Bancorp	13

substantially all facets of the Company’s consumer lending activities. USBCF specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. USBCF manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.
The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with traditional branch related loans:

	Three Months Ended June 30				Six Months Ended June 30

	Average Loan		Percent of		Average Loan		Percent of
	Amount		Average Loans		Amount		Average Loans

(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005

Consumer Finance (a)
Residential mortgages	$7,295	$5,788	.49%	.49%	$7,055	$5,455	.46%	.52%
Home equity and second mortgages	1,984	2,548	1.62	1.57	2,021	2,603	1.50	1.63
Other retail	402	387	3.99	4.15	403	385	4.50	4.71
Traditional Branch
Residential mortgages	$13,573	$11,410	.06%	.04%	$13,872	$11,062	.03%	.05%
Home equity and second mortgages	13,051	12,455	.15	.19	12,964	12,321	.16	.20
Other retail	16,218	14,747	.62	.92	16,180	14,616	.65	.95
Total Company
Residential mortgages	$20,868	$17,198	.21%	.19%	$20,927	$16,517	.17%	.21%
Home equity and second mortgages	15,035	15,003	.35	.43	14,985	14,924	.34	.45
Other retail	16,620	15,134	.70	1.01	16,583	15,001	.74	1.05

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
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
     At June 30, 2006, the allowance for credit losses was $2,251 million (1.59 percent of loans), compared with an allowance of $2,251 million (1.63 percent of loans) at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 500 percent at June 30, 2006, compared with 414 percent at December 31, 2005. The ratio of the allowance for credit losses to annualized loan net charge-offs was 449 percent at June 30, 2006, compared with 329 percent at December 31, 2005.

14	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2006	2005	2006	2005

Balance at beginning of period	$2,251	$2,269	$2,251	$2,269
Charge-offs
Commercial
Commercial	24	42	52	74
Lease financing	13	15	25	38

Total commercial	37	57	77	112
Commercial real estate
Commercial mortgages	3	4	6	10
Construction and development	1	1	1	3

Total commercial real estate	4	5	7	13
Residential mortgages	11	8	19	18
Retail
Credit card	59	73	113	146
Retail leasing	6	8	13	19
Home equity and second mortgages	16	19	32	40
Other retail	43	52	90	105

Total retail	124	152	248	310

Total charge-offs	176	222	351	453
Recoveries
Commercial
Commercial	11	33	34	51
Lease financing	6	9	11	19

Total commercial	17	42	45	70
Commercial real estate
Commercial mortgages	4	3	5	5
Construction and development	—	4	—	4

Total commercial real estate	4	7	5	9
Residential mortgages	—	—	1	1
Retail
Credit card	9	9	17	17
Retail leasing	4	3	7	6
Home equity and second mortgages	3	3	7	7
Other retail	14	14	29	27

Total retail	30	29	60	57

Total recoveries	51	78	111	137
Net Charge-offs
Commercial
Commercial	13	9	18	23
Lease financing	7	6	14	19

Total commercial	20	15	32	42
Commercial real estate
Commercial mortgages	(1)	1	1	5
Construction and development	1	(3)	1	(1)

Total commercial real estate	—	(2)	2	4
Residential mortgages	11	8	18	17
Retail
Credit card	50	64	96	129
Retail leasing	2	5	6	13
Home equity and second mortgages	13	16	25	33
Other retail	29	38	61	78

Total retail	94	123	188	253

Total net charge-offs	125	144	240	316

Provision for credit losses	125	144	240	316

Balance at end of period	$2,251	$2,269	$2,251	$2,269

Components
Allowance for loan losses	$2,039	$2,082
Liability for unfunded credit commitments	212	187

Total allowance for credit losses	$2,251	$2,269

Allowance for credit losses as a percentage of
Period-end loans	1.59%	1.70%
Nonperforming loans	500	441
Nonperforming assets	409	372
Annualized net charge-offs	449	393

U.S. Bancorp	15

     Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2006, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2005. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to other borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages, and their relative credit risk were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2006, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2005. Refer to “Management’s Discussion and Analysis — Residual Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on residual risk management.
Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operational risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on operational risk management.
Interest Rate Risk Management In the banking industry, changes in interest rates is a significant risk that can impact earnings, market valuations and safety and soundness of the entity. To minimize the volatility of net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with ALPC management policies, including interest rate risk exposure. The Company uses Net Interest Income Simulation Analysis and Market Value of Equity Modeling for measuring and analyzing consolidated interest rate risk.
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

16	U.S. Bancorp

Sensitivity of Net Interest Income:

	June 30, 2006				December 31, 2005

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual*	Gradual*

Net interest income	1.17%	(1.39)%	2.55%	(2.94)%	.66%	(.73)%	1.19%	(2.60)%

*	As of January 31, 2006, due to the change to a 200 basis point gradual change policy during the first quarter of 2006.
     The table above summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At June 30, 2006, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. The Company manages the overall interest rate risk profile within policy limits. ALPC policy guidelines limit the estimated change in net interest income to 3.0 percent of forecasted net interest income over the succeeding 12 months. At June 30, 2006, and December 31, 2005, the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at June 30, 2006. The up 200 basis point scenario resulted in a 6.2 percent decrease in the market value of equity at June 30, 2006, compared with a 6.8 percent decrease at December 31, 2005. The down 200 basis point scenario resulted in a 1.1 percent decrease in the market value of equity at June 30, 2006, compared with a 4.1 percent decrease at December 31, 2005. At June 30, 2006, and December 31, 2005, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.9 years at June 30, 2006, compared with 1.6 years at December 31, 2005. The duration of liabilities was 1.8 years at June 30, 2006, compared with 1.6 years at December 31, 2005. At June 30, 2006, the duration of equity was 1.9 years, compared with 1.8 years at December 31, 2005. The increased duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on market value of equity modeling.
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
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $24.4 billion of total notional amount of asset and liability management derivative positions at June 30, 2006, $19.2 billion was designated as either fair value or cash flow hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. Related to its mortgage banking operations, the Company held $2.3 billion of forward commitments to sell mortgage loans and $1.7 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9. Beginning in March 2006, the Company entered into U.S. Treasury futures and options on U.S. Treasury futures contracts to hedge the change in fair value related to the election of fair value measurement for its residential MSRs.

U.S. Bancorp	17

Table 9	Derivative Positions

	June 30, 2006			December 31, 2005

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$5,810	$(106)	17.73	$16,370	$(82)	7.79
Pay fixed/receive floating swaps	8,398	123	2.00	9,163	139	1.33
Futures and forwards
Buy	53	—	.11	104	—	.07
Sell	5,625	(2)	.14	2,669	(15)	.09
Options
Written	4,046	(4)	.12	1,086	3	.08
Foreign exchange contracts
Cross-currency swaps	403	19	9.12	387	11	9.61
Forwards	10	—	.08	404	7	.05
Equity contracts	46	1	2.79	42	3	3.29

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$10,218	$(264)	5.33	$9,753	$(69)	5.25
Pay fixed/receive floating swaps	10,189	318	5.42	9,707	121	5.25
Options
Purchased	1,611	14	2.25	1,453	6	2.26
Written	1,597	(13)	2.25	1,453	(5)	2.26
Risk participation agreements (a)
Purchased	147	—	7.49	143	—	8.02
Written	224	—	5.89	169	—	4.64
Foreign exchange rate contracts
Forwards and swaps
Buy	2,265	67	.39	2,042	77	.43
Sell	2,212	(59)	.41	2,018	(73)	.46
Options
Purchased	134	(1)	.46	56	1	.24
Written	134	1	.46	56	(1)	.24

(a)	At June 30, 2006, the credit equivalent amount was $1 million and $32 million, compared with $1 million and $18 million at December 31, 2005, for purchased and written risk participation agreements, respectively.
     At June 30, 2006, the Company had $36 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2006 and the next 12 months is a gain of $21 million and $39 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the second quarter and first six months of 2006. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was not significant for the second quarter of 2006 and was a decrease of $1 million for the first six months of 2006. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the second quarter and first six months of 2006.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation

18	U.S. Bancorp

adjustment for the second quarter and first six months of 2006 was not material.
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include primarily residential mortgage related risks, but also other things, such as proprietary trading and foreign exchange positions. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities. Due to the election of fair value measurement of its residential MSRs and related hedging strategy in the first quarter of 2006, the Company increased its VaR limit to $40 million at March 31, 2006, compared with $20 million at December 31, 2005. The Company’s market valuation risk, as estimated by the VaR analysis, was $16 million at June 30, 2006, compared with $1 million at December 31, 2005. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on market risk management.
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
     At June 30, 2006, parent company long-term debt outstanding was $12.6 billion, compared with $10.9 billion at December 31, 2005. The $1.7 billion increase was primarily due to the issuances of $1.8 billion of junior subordinated debentures and $1.5 billion of medium-term notes, offset by long-term debt maturities and repayments during the first six months of 2006. As of June 30, 2006, there is no parent company debt scheduled to mature in the remainder of 2006.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.1 billion at June 30, 2006.
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
     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. The extent of these arrangements is provided in Note 10 of the Notes to Consolidated Financial Statements.
     Asset securitizations and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets and related commercial paper liabilities of $3.0 billion at June 30, 2006, and $3.8 billion at December 31, 2005. The Company provides a liquidity facility to the conduit. A liability for the estimate of the potential risk of loss for the Company as the liquidity facility provider is recorded on the balance sheet in other liabilities and was $15 million at June 30, 2006, and $20 million at December 31, 2005. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $21 million at June 30, 2006, and $28 million at December 31, 2005.
     The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources. Refer to “Management’s Discussion and Analysis — Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on off-balance sheet arrangements.

U.S. Bancorp	19

Table 10	Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2006	2005

Tier 1 capital	$16,841	$15,145
As a percent of risk-weighted assets	8.9%	8.2%
As a percent of adjusted quarterly average assets (leverage ratio)	8.2%	7.6%
Total risk-based capital	$24,893	$23,056
As a percent of risk-weighted assets	13.1%	12.5%
Tangible common equity	$11,535	$11,873
As a percent of tangible assets	5.6%	5.9%

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to its common shareholders through a combination of dividends and share repurchases. In the first six months of 2006, the Company returned 116 percent of earnings. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $20.4 billion at June 30, 2006, compared with $20.1 billion at December 31, 2005. The increase was the result of corporate earnings and the issuance of $1.0 billion of non-cumulative, perpetual preferred stock on March 27, 2006, partially offset by share repurchases and dividends.
     Table 10 provides a summary of capital ratios as of June 30, 2006, and December 31, 2005. Tier 1 capital at June 30, 2006, was positively affected by the $1.0 billion issuance of preferred stock and the $1.8 billion issuance of junior subordinated debentures during the first six months of 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements.
     On December 21, 2004, the Board of Directors approved and announced an authorization to repurchase 150 million shares of common stock during the next 24 months.
     The following table provides a detailed analysis of all shares repurchased under this program during the second quarter of 2006:

			Maximum Number of
	Total Number of	Average	Shares that May Yet
	Shares Purchased as	Price Paid	Be Purchased
Period	Part of the Program	per Share	Under the Program

April	6,588,329	$30.64	35,948,635
May	2,284,831	31.17	33,663,804
June	811,039	30.89	32,852,765

Total	9,684,199	$30.78	32,852,765

     On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 2008. This new authorization replaces the December 21, 2004, share repurchase program.
LINE OF BUSINESS FINANCIAL REVIEW
     Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Wealth Management, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance.
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
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2006, certain organization and methodology changes were made and, accordingly, 2005 results were restated and presented on a comparable basis, including a change in the allocation of risk adjusted capital to the business lines. Business lines are allocated risk adjusted capital based upon economic capital requirements, regulatory capital requirements, goodwill and intangibles. The allocations to the business lines are equal to the capital that is held by the Company. The capital allocations include credit and operational capital allocations which are performed using a Basel II

20	U.S. Bancorp

approach with adjustments for regulatory Tier I leverage requirements.
Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate, commercial real estate, equipment finance, small-ticket leasing and public sector clients, along with lending guaranteed by the Small Business Administration. Wholesale Banking contributed $298 million of the Company’s net income in the second quarter and $598 million in the first six months of 2006, or increases of $6 million and $27 million, respectively, compared with the same periods of 2005. The increases were primarily driven by growth in total net revenue.
     Total net revenue increased $21 million (3.1 percent) in the second quarter and $46 million (3.4 percent) in the first six months of 2006, compared with the same periods of 2005. Net interest income, on a taxable-equivalent basis, increased $15 million in the second quarter and $39 million in the first six months of 2006, compared with the same periods of 2005. The increases in net interest income were driven by growth in average loan balances and wider spreads on total deposits due to the funding benefit associated with the impact of rising interest rates, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was driven by stronger commercial loan and commercial real estate loan demand in 2005 and the first six months of 2006. Total deposits increased year-over-year driven by growth in fixed-rate time deposits, partially offset by a decrease in interest checking deposits.
     The $6 million (2.7 percent) and $7 million (1.6 percent) increases in noninterest income in the second quarter and first six months of 2006, respectively, compared with the same periods of 2005, were due to higher commercial products revenue and equipment leasing revenue, partially offset by lower other commercial loan fees and treasury management-related fees. Treasury management-related fees were lower due to higher earnings credits on customers’ compensating balances, partially offset by growth in treasury management-related services activity.
     Noninterest expense was relatively flat in the second quarter of 2006, compared with the second quarter of 2005. Noninterest expense increased $8 million (1.7 percent) in the first six months of 2006, compared with the same period of 2005. The increase was primarily driven by higher personnel-related costs and net shared services expense.
     The provision for credit losses increased $12 million in the second quarter and decreased $5 million in the first six months of 2006, compared with the same periods of 2005. The increase in the provision for credit losses in the second quarter of 2006 was due to lower net recoveries compared to the second quarter of 2005. Nonperforming assets within Wholesale Banking were $218 million at June 30, 2006, $260 million at March 31, 2006, and $298 million at June 30, 2005. Nonperforming assets as a percentage of period-end loans were .43 percent at June 30, 2006, ..52 percent at March 31, 2006, and .63 percent at June 30, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $488 million of the Company’s net income in the second quarter and $899 million in the first six months of 2006, or increases of $59 million and $83, respectively, compared with the same periods of 2005. While the retail banking business grew net income 13.9 percent in the second quarter and 11.2 percent in the first six months of 2006, the contribution of the mortgage banking business increased 12.5 percent and decreased 3.4 percent, respectively, compared with the same periods of 2005.
     Total net revenue increased $22 million (1.6 percent) in the second quarter and $31 million (1.1 percent) in the first six months of 2006, compared with the same periods of 2005. Net interest income, on a taxable-equivalent basis, increased $19 million in the second quarter and $56 million in the first six months of 2006, compared with the same periods of 2005. The year-over-year increases in net interest income were due to strong growth in average loans and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing. The increases in average loan balances reflected growth in retail loans, residential mortgages, commercial loans and commercial real estate loans. The growth in retail loans was principally driven by an increase in installment loans which increased 15.8 percent in the second quarter and 15.5 percent in the first six months of 2006 over the same periods of 2005. Residential mortgages, which include traditional residential mortgages, grew 21.6 percent in the second

U.S. Bancorp	21

quarter and 27.1 percent in the first six months of 2006, compared with the same periods of a year ago, reflecting the Company’s retention of adjustable-rate residential mortgages during 2005. Average balances of residential mortgages are expected to remain essentially flat in future periods due to the Company’s decision in the first quarter of 2006 to package and sell the majority of its residential mortgage loan production in the secondary markets. The year-over-year decreases in average deposits were primarily due to a reduction in saving products, offset by growth in interest checking and time deposits. The year-over-year increases in interest checking balances reflected strong branch-based new account deposit growth. On a combined basis, the Consumer Banking line of business generated growth of $90 million (.3 percent) in average checking account balances in the second quarter of 2006, compared with the second quarter of 2005, driven by 5.7 percent growth in net new checking accounts. Offsetting this growth was a decline in average savings balances of $3.2 billion (13.0 percent) from second quarter of 2005, principally related to money market accounts. Average time deposit balances grew $1.6 billion in the second quarter and $1.7 billion in the first six months of 2006, compared with the same periods of 2005, as a portion of money market balances migrated to fixed-rate time deposit products.
     Fee-based noninterest income increased $3 million in the second quarter and decreased $25 million in the first six months of 2006, compared with the same periods of 2005. The year-over-year decline in fee-based revenue was driven by a reduction in mortgage banking revenue, partially offset by increases in deposit service charges, retail leasing revenue, and other revenue. The increase in other revenue reflected higher gains from the sales of student loans. The reduction in mortgage banking revenue reflected the adoption of fair value accounting for MSRs as of January 1, 2006.
     Noninterest expense decreased $61 million (9.1 percent) in the second quarter and $78 million (5.9 percent) in the first six months of 2006, compared with the same periods of 2005. The decreases were primarily attributable to the elimination of MSR amortization under SFAS 156 which resulted in a reduction of other intangible expense. Partially offsetting this decrease were increases in compensation and employee benefit expenses. The increases in compensation and employee benefit expenses reflect the impact of the net addition of 38 in-store and 13 traditional branches at June 30, 2006, compared with June 30, 2005.
     The provision for credit losses decreased $9 million and $20 million in the second quarter and first six months of 2006, respectively, compared with the same periods of 2005. The improvements were attributable to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs declined to .30 percent in the second quarter of 2006, compared with .38 percent in the second quarter of 2005. The decline in net charge-offs included both the commercial and retail loan portfolios. Commercial and commercial real estate loan net charge-offs declined $3 million in the second quarter of 2006, compared with the second quarter of 2005. Retail loan and residential mortgage net charge-offs declined by $6 million in the second quarter of 2006, compared with the second quarter of 2005. Nonperforming assets within Consumer Banking were $275 million at June 30, 2006, $291 million at March 31, 2006, and $304 million at June 30, 2005. Nonperforming assets as a percentage of period-end loans were .39 percent at June 30, 2006, ..42 percent at March 31, 2006, and .49 percent at June 30, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Wealth Management provides trust, private banking, financial advisory, investment management, insurance, custody and mutual fund servicing through six businesses: Private Client Group, Corporate Trust, U.S. Bancorp Investments and Insurance, FAF Advisors, Institutional Trust and Custody and Fund Services. Wealth Management contributed $148 million of the Company’s net income in the second quarter and $282 million in the first six months of 2006, or increases of $32 million and $55 million, respectively, compared with the same periods of 2005. The growth was primarily attributable to higher total net revenue, partially offset by an increase in noninterest expense.
     Total net revenue increased $88 million (21.6 percent) in the second quarter and $170 million (21.2 percent) in the first six months of 2006, compared with the same periods of 2005. Net interest income, on a taxable-equivalent basis, increased $21 million in the second quarter and $47 million in the first six months of 2006, compared with the same periods of 2005. The increases in net interest income were due to growth in total average deposits and the favorable impact of rising interest rates on the funding benefit of customer deposits, partially offset by a decline in loan spreads. The increase in total deposits was attributable to growth in noninterest-bearing deposits and time deposits principally in Corporate Trust. Noninterest income increased $67 million in the second quarter and $123 million in the first six months of 2006, compared with the same periods of 2005, primarily driven by the acquisition of the corporate and institutional trust

22	U.S. Bancorp

business of a large national bank, growth in core revenue, and favorable equity market valuations.
     Noninterest expense increased $39 million (17.5 percent) in the second quarter and $84 million (19.0 percent) in the first six months of 2006, compared with the same periods of 2005. The increases in noninterest expense were primarily attributable to the acquisition of a large national bank’s corporate and institutional trust business.
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $251 million of the Company’s net income in the second quarter and $474 in the first six months of 2006, or increases of $68 million and $123 million, respectively, compared with the same periods of 2005. The increases were due to growth in total net revenue driven by higher transaction volumes and a lower provision for credit losses, partially offset by increases in total noninterest expense.
     Total net revenue increased $128 million (18.8 percent) in the second quarter and $251 million (19.1 percent) in the first six months of 2006, compared with the same periods of 2005. Net interest income increased $21 million in the second quarter and $38 million in the first six months of 2006, compared with the same periods of 2005. The increases were primarily due to increases in retail credit card balances and customer late fees, partially offset by an increase in nonearning assets resulting in higher funding expense. Noninterest income increased $107 million in the second quarter and $213 million in the first six months of 2006, compared with the same periods of 2005. The increases in fee-based revenue were driven by strong growth in credit card and debit card revenue, corporate payment products revenue, ATM processing services revenue and merchant processing revenue. Credit and debit card revenue increased due to higher customer transaction volume. Corporate payment products revenue reflected organic growth in sales volumes and card usage. ATM processing services revenue increased primarily due to the acquisition of an ATM business in May of 2005. Merchant processing revenue also grew from a year ago due to an increase in sales volume driven by acquisitions, higher same store sales and equipment fees. Noninterest income for the first six months of 2006 also included the impact of a $10 million settlement in the first quarter.
     Noninterest expense increased $48 million (15.8 percent) in the second quarter and $113 million (19.5 percent) in the first six months of 2006, compared with the same periods of 2005. The increases in noninterest expense were primarily attributable to the acquisition of merchant acquiring businesses, higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, and higher ATM processing services volumes.
     The provision for credit losses decreased $27 million (29.3 percent) in the second quarter and $56 million (30.9 percent) in the first six months of 2006, compared with the same periods of 2005, due to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 2.16 percent in the second quarter of 2006, compared with 3.26 percent in the second quarter of 2005. The favorable change in credit losses reflected the near-term impact of changes in bankruptcy legislation in the fourth quarter of 2005.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. In addition, prior to the adoption of SFAS 156, changes in MSR valuations due to interest rate changes were managed at a corporate level and, as such, reported within this business unit. Treasury and Corporate Support recorded net income of $16 million in the second quarter and $101 million in the first six months of 2006, or decreases of $85 million and $126 million, respectively, compared with the same periods of 2005.
     Total net revenue decreased $109 million (92.4 percent) in the second quarter and $142 million (61.2 percent) in the first six months of 2006, compared with the same periods of 2005. The year-over-year decreases in total net revenue were primarily due to unfavorable variances in net interest income, partially offset by higher noninterest income. The decrease in net interest income reflected the impact of a flatter yield curve and asset/liability management decisions during the past year, including reducing the investment securities portfolio, changes in interest rate derivative positions and the issuance of higher cost wholesale funding. Noninterest income increased $31 million in the second quarter and $128 million in the first six months of 2006, compared with the same periods of 2005. The increase in noninterest income in the second quarter and first six months of 2006 was driven by a gain from an initial public offering of a cardholder association. The increase during the first six months of 2006 was also due to a gain on derivatives that did not qualify as hedges, realized in the first quarter of 2006, and securities losses incurred in the first six months of 2005.

U.S. Bancorp	23

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended June 30 (Dollars in Millions)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$478	$463	3.2%	$968	$949	2.0%
Noninterest income	224	220	1.8	465	462	.6
Securities gains (losses), net	2	—	*	—	—	—

Total net revenue	704	683	3.1	1,433	1,411	1.6
Noninterest expense	230	231	(.4)	600	609	(1.5)
Other intangibles	4	4	—	12	64	(81.3)

Total noninterest expense	234	235	(.4)	612	673	(9.1)

Income before provision and income taxes	470	448	4.9	821	738	11.2
Provision for credit losses	1	(11)	*	54	63	(14.3)

Income before income taxes	469	459	2.2	767	675	13.6
Income taxes and taxable-equivalent adjustment	171	167	2.4	279	246	13.4

Net income	$298	$292	2.1	$488	$429	13.8

Average Balance Sheet Data
Commercial	$33,292	$31,187	6.7%	$6,380	$6,143	3.9%
Commercial real estate	17,346	16,630	4.3	10,699	10,226	4.6
Residential mortgages	59	57	3.5	20,365	16,742	21.6
Retail	40	28	42.9	35,112	33,710	4.2

Total loans	50,737	47,902	5.9	72,556	66,821	8.6
Goodwill	1,329	1,329	—	2,108	2,108	—
Other intangible assets	55	73	(24.7)	1,453	1,168	24.4
Assets	56,934	53,886	5.7	80,774	74,795	8.0
Noninterest-bearing deposits	12,107	12,303	(1.6)	12,720	13,035	(2.4)
Interest checking	3,164	3,189	(.8)	17,789	17,384	2.3
Savings products	5,569	5,469	1.8	21,393	24,581	(13.0)
Time deposits	13,020	12,267	6.1	18,669	17,034	9.6

Total deposits	33,860	33,228	1.9	70,571	72,034	(2.0)
Shareholders’ equity	5,554	5,308	4.6	6,436	6,457	(.3)

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Six Months Ended June 30 (Dollars in Millions)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$950	$911	4.3%	$1,918	$1,862	3.0%
Noninterest income	449	448	.2	848	873	(2.9)
Securities gains (losses), net	2	(4)	*	—	—	—

Total net revenue	1,401	1,355	3.4	2,766	2,735	1.1
Noninterest expense	459	451	1.8	1,211	1,188	1.9
Other intangibles	8	8	—	25	126	(80.2)

Total noninterest expense	467	459	1.7	1,236	1,314	(5.9)

Income before provision and income taxes	934	896	4.2	1,530	1,421	7.7
Provision for credit losses	(7)	(2)	*	117	137	(14.6)

Income before income taxes	941	898	4.8	1,413	1,284	10.0
Income taxes and taxable-equivalent adjustment	343	327	4.9	514	468	9.8

Net income	$598	$571	4.7	$899	$816	10.2

Average Balance Sheet Data
Commercial	$32,866	$30,709	7.0%	$6,345	$6,010	5.6%
Commercial real estate	17,312	16,615	4.2	10,650	10,194	4.5
Residential mortgages	61	60	1.7	20,420	16,069	27.1
Retail	42	38	10.5	35,075	33,425	4.9

Total loans	50,281	47,422	6.0	72,490	65,698	10.3
Goodwill	1,329	1,329	—	2,107	2,109	(.1)
Other intangible assets	57	76	(25.0)	1,392	1,141	22.0
Assets	56,287	53,248	5.7	80,405	73,251	9.8
Noninterest-bearing deposits	12,049	12,125	(.6)	12,747	12,937	(1.5)
Interest checking	3,139	3,397	(7.6)	17,722	17,198	3.0
Savings products	5,427	5,351	1.4	21,877	25,027	(12.6)
Time deposits	12,536	11,660	7.5	18,422	16,760	9.9

Total deposits	33,151	32,533	1.9	70,768	71,922	(1.6)
Shareholders’ equity	5,474	5,296	3.4	6,424	6,445	(.3)

*	Not meaningful

24	U.S. Bancorp

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change

$127	$106	19.8%	$156	$135	15.6%	$(32)	$108	* %	$1,697	$1,761	(3.6)%
369	302	22.2	654	547	19.6	40	9	*	1,752	1,540	13.8
—	—	—	—	—	—	1	1	—	3	1	*

496	408	21.6	810	682	18.8	9	118	(92.4)	3,452	3,302	4.5
240	208	15.4	300	260	15.4	71	106	(33.0)	1,441	1,414	1.9
22	15	46.7	51	43	18.6	—	55	*	89	181	(50.8)

262	223	17.5	351	303	15.8	71	161	(55.9)	1,530	1,595	(4.1)

234	185	26.5	459	379	21.1	(62)	(43)	(44.2)	1,922	1,707	12.6
2	2	—	65	92	(29.3)	3	(2)	*	125	144	(13.2)

232	183	26.8	394	287	37.3	(65)	(41)	(58.5)	1,797	1,563	15.0
84	67	25.4	143	104	37.5	(81)	(142)	43.0	596	442	34.8

$148	$116	27.6	$251	$183	37.2	$16	$101	(84.2)	$1,201	$1,121	7.1

$1,520	$1,582	(3.9)%	$3,758	$3,433	9.5%	$120	$172	(30.2)%	$45,070	$42,517	6.0%
689	639	7.8	—	—	—	61	87	(29.9)	28,795	27,582	4.4
440	393	12.0	—	—	—	4	6	(33.3)	20,868	17,198	21.3
2,422	2,313	4.7	8,512	7,878	8.0	44	49	(10.2)	46,130	43,978	4.9

5,071	4,927	2.9	12,270	11,311	8.5	229	314	(27.1)	140,863	131,275	7.3
1,378	874	57.7	2,463	2,030	21.3	1	—	*	7,279	6,341	14.8
473	316	49.7	1,165	972	19.9	—	3	*	3,146	2,532	24.2
7,487	6,647	12.6	17,294	15,163	14.1	49,918	51,327	(2.7)	212,407	201,818	5.2
3,668	3,616	1.4	297	134	*	157	60	*	28,949	29,148	(.7)
2,379	2,445	(2.7)	—	—	—	1	6	(83.3)	23,333	23,024	1.3
5,677	5,368	5.8	19	15	26.7	43	16	*	32,701	35,449	(7.8)
2,900	1,102	*	3	1	*	1,658	3,207	(48.3)	36,250	33,611	7.9

14,624	12,531	16.7	319	150	*	1,859	3,289	(43.5)	121,233	121,232	—
2,349	1,663	41.3	4,747	4,011	18.3	1,470	2,381	(38.3)	20,556	19,820	3.7

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change

$252	$205	22.9%	$319	$281	13.5%	$(17)	$253	* %	$3,422	$3,512	(2.6)%
719	596	20.6	1,244	1,031	20.7	106	33	*	3,366	2,981	12.9
—	—	—	—	—	—	1	(54)	*	3	(58)	*

971	801	21.2	1,563	1,312	19.1	90	232	(61.2)	6,791	6,435	5.5
482	411	17.3	596	496	20.2	108	128	(15.6)	2,856	2,674	6.8
44	31	41.9	97	84	15.5	—	3	*	174	252	(31.0)

526	442	19.0	693	580	19.5	108	131	(17.6)	3,030	2,926	3.6

445	359	24.0	870	732	18.9	(18)	101	*	3,761	3,509	7.2
2	2	—	125	181	(30.9)	3	(2)	*	240	316	(24.1)

443	357	24.1	745	551	35.2	(21)	103	*	3,521	3,193	10.3
161	130	23.8	271	200	35.5	(122)	(124)	1.6	1,167	1,001	16.6

$282	$227	24.2	$474	$351	35.0	$101	$227	(55.5)	$2,354	$2,192	7.4

$1,508	$1,568	(3.8)%	$3,647	$3,315	10.0%	$135	$159	(15.1)%	$44,501	$41,761	6.6%
681	642	6.1	—	—	—	63	92	(31.5)	28,706	27,543	4.2
442	380	16.3	—	—	—	4	8	(50.0)	20,927	16,517	26.7
2,412	2,295	5.1	8,417	7,846	7.3	45	49	(8.2)	45,991	43,653	5.4

5,043	4,885	3.2	12,064	11,161	8.1	247	308	(19.8)	140,125	129,474	8.2
1,376	874	57.4	2,375	1,986	19.6	1	(1)	*	7,188	6,297	14.1
484	323	49.8	1,111	940	18.2	—	8	*	3,044	2,488	22.3
7,466	6,638	12.5	16,882	14,818	13.9	50,182	51,435	(2.4)	211,222	199,390	5.9
3,649	3,527	3.5	295	137	*	153	58	*	28,893	28,784	.4
2,376	2,482	(4.3)	—	—	—	1	8	(87.5)	23,238	23,085	.7
5,527	5,430	1.8	19	15	26.7	33	15	*	32,883	35,838	(8.2)
2,487	1,035	*	3	—	*	2,239	3,170	(29.4)	35,687	32,625	9.4

14,039	12,474	12.5	317	152	*	2,426	3,251	(25.4)	120,701	120,332	.3
2,351	1,671	40.7	4,557	3,941	15.6	1,547	2,459	(37.1)	20,353	19,812	2.7

U.S. Bancorp	25

     Noninterest expense decreased $90 million in the second quarter and $23 million in the first six months of 2006, compared with the same periods of 2005. The decreases in noninterest expense were driven by lower debt prepayment expense and the elimination of MSR impairment or reparation due to the adoption of SFAS 156 in the first quarter of 2006.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 32.8 percent and 32.7 percent in the second quarter and first six months of 2006, respectively, compared with 28.0 percent and 31.0 percent in the same periods of 2005, respectively. The second quarter of 2005 included a $94 million reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002.
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

26	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2006	2005

	(Unaudited)
Assets
Cash and due from banks	$7,234	$8,004
Investment securities
Held-to-maturity (fair value $101 and $113, respectively)	98	109
Available-for-sale	38,364	39,659
Loans held for sale	2,589	1,686
Loans
Commercial	45,369	42,942
Commercial real estate	28,562	28,463
Residential mortgages	21,063	20,730
Retail	46,388	45,671

Total loans	141,382	137,806
Less allowance for loan losses	(2,039)	(2,041)

Net loans	139,343	135,765
Premises and equipment	1,817	1,841
Goodwill	7,283	7,005
Other intangible assets	3,158	2,874
Other assets	13,519	12,522

Total assets	$213,405	$209,465

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$30,730	$32,214
Interest-bearing	69,302	70,024
Time deposits greater than $100,000	22,687	22,471

Total deposits	122,719	124,709
Short-term borrowings	20,570	20,200
Long-term debt	41,952	37,069
Other liabilities	7,749	7,401

Total liabilities	192,990	189,379
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 6/30/06 — 40,000 shares	1,000	—
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/06 and 12/31/05 — 1,972,643,007 shares	20	20
Capital surplus	5,789	5,907
Retained earnings	20,164	19,001
Less cost of common stock in treasury: 6/30/06 — 189,672,491 shares; 12/31/05 — 157,689,004 shares	(5,421)	(4,413)
Other comprehensive income	(1,137)	(429)

Total shareholders’ equity	20,415	20,086

Total liabilities and shareholders’ equity	$213,405	$209,465

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2006	2005	2006	2005

Interest Income
Loans	$2,449	$2,027	$4,781	$3,938
Loans held for sale	33	24	59	45
Investment securities	500	486	990	962
Other interest income	36	28	79	55

Total interest income	3,018	2,565	5,909	5,000
Interest Expense
Deposits	578	361	1,081	669
Short-term borrowings	270	143	540	255
Long-term debt	484	307	887	578

Total interest expense	1,332	811	2,508	1,502

Net interest income	1,686	1,754	3,401	3,498
Provision for credit losses	125	144	240	316

Net interest income after provision for credit losses	1,561	1,610	3,161	3,182
Noninterest Income
Credit and debit card revenue	202	177	384	331
Corporate payment products revenue	139	120	266	227
ATM processing services	61	57	120	104
Merchant processing services	253	198	466	376
Trust and investment management fees	314	253	611	500
Deposit service charges	264	234	496	444
Treasury management fees	116	117	223	224
Commercial products revenue	107	100	211	196
Mortgage banking revenue	75	110	99	212
Investment products fees and commissions	42	39	80	78
Securities gains (losses), net	3	1	3	(58)
Other	179	135	410	289

Total noninterest income	1,755	1,541	3,369	2,923
Noninterest Expense
Compensation	627	612	1,260	1,179
Employee benefits	123	108	256	224
Net occupancy and equipment	161	159	326	313
Professional services	41	39	76	75
Marketing and business development	58	67	98	110
Technology and communications	127	113	244	219
Postage, printing and supplies	66	63	132	126
Other intangibles	89	181	174	252
Debt prepayment	11	54	11	54
Other	227	199	453	374

Total noninterest expense	1,530	1,595	3,030	2,926

Income before income taxes	1,786	1,556	3,500	3,179
Applicable income taxes	585	435	1,146	987

Net income	$1,201	$1,121	$2,354	$2,192

Net income applicable to common equity	$1,184	$1,121	$2,337	$2,192

Earnings per common share	$.66	$.61	$1.30	$1.19
Diluted earnings per common share	$.66	$.60	$1.29	$1.17
Dividends declared per common share	$.33	$.30	$.66	$.60
Average common shares outstanding	1,781	1,833	1,791	1,842
Average diluted common shares outstanding	1,805	1,857	1,816	1,869

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2004	1,858	$—	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539
Net income					2,192			2,192
Unrealized gain on securities available for sale							246	246
Unrealized loss on derivatives							(56)	(56)
Foreign currency translation adjustment							3	3
Realized loss on derivatives							(90)	(90)
Reclassification adjustment for losses realized in net income							104	104
Income taxes							(78)	(78)

Total comprehensive income								2,321
Cash dividends declared on common stock					(1,101)			(1,101)
Issuance of common and treasury stock	9			(51)		236		185
Purchase of treasury stock	(38)					(1,092)		(1,092)
Stock option and restricted stock grants				51				51
Shares reserved to meet deferred compensation obligations				1		(3)		(2)

Balance June 30, 2005	1,829	$—	$20	$5,903	$17,849	$(3,984)	$113	$19,901

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4
Net income					2,354			2,354
Unrealized loss on securities available for sale							(1,105)	(1,105)
Unrealized gain on derivatives							153	153
Foreign currency translation adjustment							4	4
Realized loss on derivatives							(199)	(199)
Reclassification adjustment for losses realized in net income							6	6
Income taxes							433	433

Total comprehensive income								1,646
Cash dividends declared:
Preferred					(17)			(17)
Common					(1,178)			(1,178)
Issuance of common and treasury stock	18			(79)		533		454
Purchase of treasury stock	(50)					(1,538)		(1,538)
Stock option and restricted stock grants				12				12
Shares reserved to meet deferred compensation obligations				1		(3)		(2)
Issuance of preferred stock		1,000		(52)				948

Balance June 30, 2006	1,783	$1,000	$20	$5,789	$20,164	$(5,421)	$(1,137)	$20,415

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(Dollars in Millions)
(Unaudited)	2006	2005

Operating Activities
Net cash provided by operating activities	$1,861	$1,813
Investing Activities
Proceeds from sales of available-for-sale investment securities	859	2,992
Proceeds from maturities of investment securities	2,573	5,011
Purchases of investment securities	(3,649)	(7,637)
Net (increase) decrease in loans outstanding	(3,217)	(6,182)
Proceeds from sales of loans	1,089	849
Purchases of loans	(1,563)	(1,814)
Other, net	(736)	(1,394)

Net cash used in investing activities	(4,644)	(8,175)
Financing Activities
Net increase (decrease) in deposits	(1,990)	1,082
Net increase (decrease) in short-term borrowings	370	7,350
Principal payments or redemption of long-term debt	(2,384)	(6,472)
Proceeds from issuance of long-term debt	7,538	6,558
Proceeds from issuance of preferred stock	948	—
Proceeds from issuance of common stock	383	153
Repurchase of common stock	(1,528)	(1,149)
Cash dividends paid on common stock	(1,188)	(1,111)

Net cash provided by financing activities	2,149	6,411

Change in cash and cash equivalents	(634)	49
Cash and cash equivalents at beginning of period	8,202	6,537

Cash and cash equivalents at end of period	$7,568	$6,586

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Accounting for Servicing of Financial Assets In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). The Company elected to adopt SFAS 156 effective January 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights (“MSRs”) and continuing the LOCOM method for all other servicing assets and liabilities. Adopting the fair value measurement method resulted in the Company recording a cumulative-effect accounting adjustment to increase beginning retained earnings by $4 million (net of tax). Approximately $3 million represented the difference between the fair value and the carrying amount of the Company’s MSRs as of January 1, 2006, and the additional $1 million represented the reclassification of unrealized gains in accumulated other comprehensive income at adoption, for certain available-for-sale securities reclassified to trading securities upon the adoption of the provisions of this statement. Additional information regarding MSRs is disclosed in Note 5 in the Notes to Consolidated Financial Statements.
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

32	U.S. Bancorp

already recorded in the Company’s financial results. In conjunction with the adoption of SFAS 123R, the Company recognized $13 million of incremental stock-based compensation expense due to certain provisions that require immediate recognition of the value of stock awards to employees that meet retirement status, despite their continued active employment. Upon adoption, the Company also changed its method of expensing all new awards from an accelerated to a straight-line attribution method. This methodology change for expensing stock awards is expected to reduce expenses in 2006 by approximately $33 million ($20 million after tax).
Accounting for Uncertainty in Income Taxes In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of this guidance on its financial statements.

Note 3	Investment Securities
The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	June 30, 2006				December 31, 2005

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$8	$—	$—	$8	$8	$—	$—	$8
Obligations of state and political subdivisions	73	4	(1)	76	84	5	(1)	88
Other debt securities	17	—	—	17	17	—	—	17

Total held-to-maturity securities	$98	$4	$(1)	$101	$109	$5	$(1)	$113

Available-for-sale (b)
U.S. Treasury and agencies	$508	$1	$(15)	$494	$496	$2	$(9)	$489
Mortgage-backed securities	35,853	48	(1,738)	34,163	38,161	86	(733)	37,514
Asset-backed securities	8	—	—	8	12	—	—	12
Obligations of state and political subdivisions	2,801	1	(64)	2,738	640	3	(6)	637
Other securities and investments	961	5	(5)	961	1,012	2	(7)	1,007

Total available-for-sale securities	$40,131	$55	$(1,822)	$38,364	$40,321	$93	$(755)	$39,659

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.
     The weighted-average maturity of the available-for-sale investment securities was 7.4 years at June 30, 2006, compared with 6.1 years at December 31, 2005. The corresponding weighted-average yields were 5.17 percent and 4.89 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at June 30, 2006, compared with 7.2 years at December 31, 2005. The corresponding weighted-average yields were 6.37 percent and 6.44 percent, respectively.
     Securities carried at $33.9 billion at June 30, 2006, and $36.9 billion at December 31, 2005, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Securities sold under agreements to repurchase, where the buyer/lender has the right to sell or pledge the securities, were collateralized by securities with an amortized cost of $6.7 billion at June 30, 2006, and $10.9 billion at December 31, 2005, respectively.
The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2006	2005	2006	2005

Taxable	$475	$482	$951	$955
Non-taxable	25	4	39	7

Total interest income from investment securities	$500	$486	$990	$962

U.S. Bancorp	33

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2006	2005	2006	2005

Realized gains	$4	$1	$4	$12
Realized losses	(1)	—	(1)	(70)

Net realized gains (losses)	$3	$1	$3	$(58)

Income tax (benefit) on realized gains (losses)	$1	$—	$1	$(22)

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at June 30, 2006, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired which have been in a continuous unrealized loss position at June 30, 2006:

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses

Held-to-maturity
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	16	(1)	2	—	18	(1)
Other debt securities	—	—	—	—	—	—

Total	$16	$(1)	$2	$—	$18	$(1)

Available-for-sale
U.S. Treasury and agencies	$447	$(15)	$5	$—	$452	$(15)
Mortgage-backed securities	15,938	(768)	15,149	(970)	31,087	(1,738)
Asset-backed securities	8	—	—	—	8	—
Obligations of state and political subdivisions	2,615	(63)	28	(1)	2,643	(64)
Other securities and investments	86	—	312	(5)	398	(5)

Total	$19,094	$(846)	$15,494	$(976)	$34,588	$(1,822)

     The Company’s rationale, by investment category, for determining if investments with unrealized losses that are not deemed to be other-than-temporarily impaired at June 30, 2006, was as follows:
Held-to-Maturity
Obligations of state and political subdivisions During the second quarter of 2006, the Company recorded an impairment of $1 million on a municipal security with a balance of $2 million as it was determined that the revenues supporting the security may not be sufficient to make all contractual principal and interest payments. The remaining unrealized losses were caused by increases in interest rates. The issuers of these securities do not have the contractual ability to pay off these securities at less than par. The Company has the ability and intent to hold these investments until maturity which is consistent with their designation as held-to-maturity. Consequently, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2006.
Available-for-Sale
U.S. Treasury and agencies The unrealized losses on these securities were caused solely by rising interest rates since credit quality is not an issue for these types of securities. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of June 30, 2006.
Mortgage-backed securities Substantially all of these securities were issued by GNMA, FNMA and FHLMC, and the remainder were privately issued with high investment grade credit ratings. The unrealized losses for these securities were caused by rising interest rates over the past few years. Given the high credit quality of these investments, the Company fully expects to receive all contractual cash flows. Because the Company has the ability and intent to hold

34	U.S. Bancorp

these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of June 30, 2006.
Obligations of state and political subdivisions The unrealized losses were caused by rising interest rates. These municipal securities are investment grade credit quality with substantially all rated AAA. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of June 30, 2006.
Other securities and investments The securities in this category consist primarily of debt issued by major U.S. banks. The losses are a result of a modest widening of credit spreads since the initial purchase dates. Given the high credit quality of these issuers, the Company expects to receive all contractual cash flows. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of June 30, 2006.

Note 4	Loans
The composition of the loan portfolio was as follows:

	June 30, 2006		December 31, 2005

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$40,055	28.3%	$37,844	27.5%
Lease financing	5,314	3.8	5,098	3.7

Total commercial	45,369	32.1	42,942	31.2
Commercial real estate
Commercial mortgages	19,966	14.1	20,272	14.7
Construction and development	8,596	6.1	8,191	6.0

Total commercial real estate	28,562	20.2	28,463	20.7
Residential mortgages
Residential mortgages	14,902	10.5	14,538	10.5
Home equity loans, first liens	6,161	4.4	6,192	4.5

Total residential mortgages	21,063	14.9	20,730	15.0
Retail
Credit card	7,432	5.3	7,137	5.2
Retail leasing	7,092	5.0	7,338	5.3
Home equity and second mortgages	15,124	10.7	14,979	10.9
Other retail
Revolving credit	2,505	1.8	2,504	1.8
Installment	4,090	2.9	3,582	2.6
Automobile	8,257	5.8	8,112	5.9
Student	1,888	1.3	2,019	1.4

Total other retail	16,740	11.8	16,217	11.7

Total retail	46,388	32.8	45,671	33.1

Total loans	$141,382	100.0%	$137,806	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at June 30, 2006, and December 31, 2005.

U.S. Bancorp	35

Note 5	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $76.4 billion and $69.0 billion at June 30, 2006, and December 31, 2005, respectively. Effective January 1, 2006, the Company early adopted SFAS 156 and elected the fair value measurement method for MSRs. The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156 the changes in fair value are to be recorded in earnings in the period in which they occur. Prior to the adoption of SFAS 156, the initial carrying value of MSRs was amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets.
     Beginning in March 2006, the Company began entering into U.S. Treasury futures and options on U.S. Treasury futures contracts to offset the change in fair value of the MSRs. Changes in fair value related to the MSRs and the futures and options contracts, as well as, servicing and other related fees are recorded in mortgage banking revenue. The Company recorded $80 million and $156 million of servicing and other related fees revenue in the second quarter and first six months of 2006, respectively. Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2006

Balance at beginning of period	$1,228	$1,123
Rights purchased	1	47
Rights capitalized	99	170
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	38	71
Other changes in fair value (b)	(43)	(88)

Balance at end of period	$1,323	$1,323

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time.
     The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. In March 2006, the Company implemented a program utilizing futures and options contracts to mitigate the valuation risk. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at June 30, 2006, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Net fair value	$(22)	$(6)	$(2)	$(15)

     The fair value of MSRs and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of Mortgage Revenue Bond Programs (“MRBP”), government-insured mortgages and conventional mortgages. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance. Mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The servicing portfolios are predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.

36	U.S. Bancorp

A summary of the Company’s MSRs and related characteristics by portfolio as of June 30, 2006, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,034	$8,603	$60,738	$76,375
Fair market value	$138	$163	$1,022	$1,323
Value (bps)*	196	189	168	173
Weighted-average servicing fees (bps)	41	44	35	37
Multiple (value/servicing fees)	4.78	4.30	4.80	4.68
Weighted-average note rate	5.94%	6.07%	5.77%	5.82%
Age (in years)	3.6	2.9	2.3	2.5
Expected life (in years)	7.8	7.3	7.9	7.8
Discount rate	11.5%	11.3%	10.6%	10.8%

*	Value is calculated as fair market value divided by the servicing portfolio.

Note 6	Earnings Per Common Share
The components of earnings per common share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	2006	2005

Net income	$1,201	$1,121	$2,354	$2,192
Preferred dividends	(17)	—	(17)	—

Net income applicable to common equity	$1,184	$1,121	$2,337	$2,192
Average common shares outstanding	1,781	1,833	1,791	1,842
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	24	24	25	27

Average diluted common shares outstanding	1,805	1,857	1,816	1,869

Earnings per common share	$.66	$.61	$1.30	$1.19
Diluted earnings per common share	$.66	$.60	$1.29	$1.17

Options to purchase 4 million and 38 million common shares for the three months ended June 30, 2006 and 2005, respectively, and 4 million and 17 million common shares for the six months ended June 30, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

Note 7	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

			Post Retirement				Post Retirement
	Pension Plans		Medical Plans		Pension Plans		Medical Plans

(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost (income)
Service cost	$18	$16	$1	$1	$36	$32	$2	$2
Interest cost	29	28	4	4	59	56	7	8
Expected return on plan assets	(47)	(48)	—	(1)	(95)	(97)	—	(1)
Net amortization and deferral	(1)	(1)	—	—	(3)	(3)	—	—
Recognized actuarial loss	22	14	—	1	45	29	—	1

Net periodic benefit cost (income)	$21	$9	$5	$5	$42	$17	$9	$10

U.S. Bancorp	37

Note 8	Stock-based Compensation

As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock compensation plans, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock at a fixed price equal to the fair value of the underlying stock at the date of grant. Option grants are generally exercisable up to ten years from the date of grant. In addition, the plans provide for grants of shares of common stock or stock units that are subject to restriction on transfer prior to vesting. Most stock awards vest over three to five years and are subject to forfeiture if certain vesting requirements are not met. At June 30, 2006, there were 13 million shares (subject to adjustment for forfeitures) available for grant under various plans.
The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

	2006				2005

			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value	Stock	Exercise	Contractual	Value
Three Months Ended June 30,	Options/Shares	Price	Term	(in millions)	Options/Shares	Price	Term	(in millions)

Stock option plans
Number outstanding at beginning of period	128,459,228	$25.08			140,842,422	$24.03
Granted	678,767	31.16			909,032	29.13
Exercised	(9,440,942)	22.52			(3,131,672)	20.70
Cancelled (a)	(982,713)	27.52			(639,170)	24.44

Number outstanding at end of period (b)	118,714,340	$25.30	5.2	$663	137,980,612	$24.14	5.5	$930
Exercisable at end of period	88,362,876	$24.32	4.0	$580	100,363,009	$23.74	4.6	$717

	2006				2005

			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value	Stock	Exercise	Contractual	Value
Six Months Ended June 30,	Options/Shares	Price	Term	(in millions)	Options/Shares	Price	Term	(in millions)

Stock option plans
Number outstanding at beginning of period	125,983,461	$24.38			134,727,285	$23.41
Granted	12,000,109	30.05			12,191,833	30.15
Exercised	(17,801,534)	21.82			(7,397,036)	20.72
Cancelled (a)	(1,467,696)	27.41			(1,541,470)	24.46

Number outstanding at end of period (b)	118,714,340	$25.30	5.2	$663	137,980,612	$24.14	5.5	$930
Exercisable at end of period	88,362,876	$24.32	4.0	$580	100,363,009	$23.74	4.6	$717

(a)	Options cancelled includes both non-vested (i.e., forfeitures) and vested options.
(b)	Outstanding options include stock-based awards that may be forfeited in future periods, however the impact of the estimated forfeitures is reflected in compensation expense.
     The weighted-average grant-date fair value of options granted was $6.00 and $6.35 for the three months ended June 30, 2006 and 2005, respectively, and was $6.32 and $6.68 for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $82 million and $27 million for the three months ended June 30, 2006 and 2005, respectively, and was $162 million and $68 million for the six months ended June 30, 2006 and 2005, respectively. The total fair value of option shares vested was $9 million and $8 million for the three months ended June 30, 2006 and 2005, respectively, and was $49 million and $53 million for the six months ended June 30, 2006 and 2005, respectively.
     Cash received from option exercises under all share-based payment arrangements was $212 million and $65 million for the three months ended June 30, 2006 and 2005, respectively, and was $388 million and $153 million for the six months ended June 30, 2006 and 2005, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $31 million and $10 million for the three months ended June 30, 2006 and 2005, respectively, and totaled $61 million and $25 million for the six

38	U.S. Bancorp

months ended June 30, 2006 and 2005, respectively. To satisfy share option exercises, the Company predominantly uses treasury stock.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, requiring the use of subjective assumptions. The following table includes the assumptions utilized by the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Risk-free interest rate	4.3%	3.6%	4.3%	3.6%
Dividend yield	4.0%	3.5%	4.0%	3.5%
Stock volatility factor	.28	.29	.28	.29
Expected life of options (in years)	5.4	5.4	5.4	5.4

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
Additional information regarding stock options outstanding as of June 30, 2006, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$5.05 - $10.00	31,469	.7	$8.05	31,469	$8.05
$10.01 - $15.00	739,936	2.3	12.14	739,936	12.14
$15.01 - $20.00	16,047,010	4.7	18.80	15,745,797	18.79
$20.01 - $25.00	44,171,250	4.7	22.35	38,473,296	22.47
$25.01 - $30.00	42,701,863	5.4	29.02	26,756,634	28.71
$30.01 - $35.00	14,746,285	6.6	30.93	6,339,217	31.74
$35.01 - $36.95	276,527	.9	35.89	276,527	35.89

	118,714,340	5.2	$25.30	88,362,876	$24.32

A summary of the status of the Company’s restricted shares of stock is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Grant-		Grant-		Grant-		Grant-
		Date		Date		Date		Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested shares
Number outstanding at beginning of period	3,037,250	$27.26	2,817,001	$26.45	2,644,171	$26.73	2,265,625	$25.06
Granted	138,758	31.04	82,276	29.14	990,250	30.13	990,618	30.04
Cancelled/vested	(57,189)	26.33	(50,540)	26.62	(480,581)	28.89	(385,956)	26.78
Forfeited	(100,505)	29.19	(22,321)	29.27	(135,526)	29.25	(43,871)	29.04

Number outstanding at end of period	3,018,314	$27.39	2,826,416	$26.51	3,018,314	$27.39	2,826,416	$26.51

     The total fair value of shares vested was $1 million and $2 million for the three months ended June 30, 2006 and 2005, respectively, and was $14 million and $12 million for the six months ended June 30, 2006 and 2005, respectively.
     Stock-based compensation expense was $22 million and $38 million for the three months ended June 30, 2006 and 2005, respectively, and was $58 million and $72 million for the six months ended June 30, 2006 and 2005, respectively. At the time employee stock options expire, are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, stock-based compensation was $14 million and $24 million for three months ended June 30, 2006, and 2005, respectively, and was $36 million and $45 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $140 million of total unrecognized

U.S. Bancorp	39

compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3 years.

Note 9	Income Taxes
The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2006	2005	2006	2005

Federal
Current	$631	$321	$1,212	$744
Deferred	(154)	64	(236)	128

Federal income tax	477	385	976	872
State
Current	120	44	188	104
Deferred	(12)	6	(18)	11

State income tax	108	50	170	115

Total income tax provision	$585	$435	$1,146	$987

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2006	2005	2006	2005

Tax at statutory rate (35 percent)	$625	$545	$1,225	$1,113
State income tax, at statutory rates, net of federal tax benefit	70	33	110	75
Tax effect of
Tax credits	(61)	(43)	(119)	(83)
Tax-exempt income	(23)	(17)	(43)	(31)
Resolution of federal and state income tax examinations	—	(94)	—	(94)
Other items	(26)	11	(27)	7

Applicable income taxes	$585	$435	$1,146	$987

Included in the second quarter of 2005 was a $94 million reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 2000 through 2002. The resolution of these cycles was the result of negotiations held between the Company and representatives of the Internal Revenue Service throughout the examinations. The resolution of these matters and the taxing authorities’ acceptance of submitted claims and tax return adjustments resulted in the reduction of estimated income tax liabilities.
     The Company’s net deferred tax liability was $950 million at June 30, 2006, and $1,615 million at December 31, 2005.

40	U.S. Bancorp

Note 10	Guarantees and Contingent Liabilities
The following table is a summary of the guarantees and contingent liabilities of the Company at June 30, 2006:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$77	$10,689
Third-party borrowing arrangements	6	449
Securities lending indemnifications	—	15,461
Asset sales (a)	8	671
Merchant processing	58	63,104
Other guarantees	21	3,134
Other contingent liabilities	13	1,854

(a)	The maximum potential future payments does not include loans sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loans sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
The Company, through its subsidiaries, provides merchant processing services. Under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In this situation, the transaction is “charged-back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.
     The Company currently processes card transactions for several airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts consider the potential risk of default. At June 30, 2006, the value of airline tickets purchased to be delivered at a future date was $3.1 billion, and the Company held collateral of $2.0 billion in escrow deposits, letters of credit and liens on various assets.
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

U.S. Bancorp	41

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2006			2005

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$40,087	$513	5.12%	$42,341	$488	4.61%	(5.3)%
Loans held for sale	2,062	33	6.37	1,697	24	5.71	21.5
Loans (b)
Commercial	45,070	734	6.53	42,517	614	5.79	6.0
Commercial real estate	28,795	528	7.36	27,582	437	6.36	4.4
Residential mortgages	20,868	302	5.80	17,198	239	5.56	21.3
Retail	46,130	891	7.75	43,978	742	6.77	4.9

Total loans	140,863	2,455	6.99	131,275	2,032	6.21	7.3
Other earning assets	1,878	36	7.60	1,417	28	7.94	32.5

Total earning assets	184,890	3,037	6.58	176,730	2,572	5.83	4.6
Allowance for loan losses	(2,051)			(2,125)			3.5
Unrealized gain (loss) on available-for-sale securities	(1,431)			(224)			*
Other assets	30,999			27,437			13.0

Total assets	$212,407			$201,818			5.2

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,949			$29,148			(.7)
Interest-bearing deposits
Interest checking	23,333	50	.87	23,024	33	.57	1.3
Money market savings	26,981	138	2.05	29,563	79	1.07	(8.7)
Savings accounts	5,720	5	.33	5,886	4	.24	(2.8)
Time certificates of deposit less than $100,000	13,689	126	3.68	13,152	94	2.86	4.1
Time deposits greater than $100,000	22,561	259	4.61	20,459	151	2.97	10.3

Total interest-bearing deposits	92,284	578	2.51	92,084	361	1.57	.2
Short-term borrowings	22,246	278	5.01	17,013	143	3.37	30.8
Long-term debt	41,225	484	4.71	36,973	307	3.33	11.5

Total interest-bearing liabilities	155,755	1,340	3.45	146,070	811	2.23	6.6
Other liabilities	7,147			6,780			5.4
Shareholders’ equity
Preferred equity	1,000			—			*
Common equity	19,556			19,820			(1.3)

Total shareholders’ equity	20,556			19,820			3.7

Total liabilities and shareholders’ equity	$212,407			$201,818			5.2%

Net interest income		$1,697			$1,761

Gross interest margin			3.13%			3.60%

Gross interest margin without taxable-equivalent increments			3.11			3.58

Percent of Earning Assets
Interest income			6.58%			5.83%
Interest expense			2.90			1.84

Net interest margin			3.68%			3.99%

Net interest margin without taxable-equivalent increments			3.66%			3.97%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

42	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2006			2005

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$39,885	$1,009	5.06%	$42,576	$965	4.53%	(6.3)%
Loans held for sale	1,866	59	6.32	1,564	45	5.76	19.3
Loans (b)
Commercial	44,501	1,424	6.44	41,761	1,191	5.74	6.6
Commercial real estate	28,706	1,025	7.20	27,543	850	6.22	4.2
Residential mortgages	20,927	596	5.71	16,517	457	5.55	26.7
Retail	45,991	1,748	7.66	43,653	1,451	6.70	5.4

Total loans	140,125	4,793	6.89	129,474	3,949	6.14	8.2
Other earning assets	2,124	79	7.46	1,408	55	7.91	50.9

Total earning assets	184,000	5,940	6.49	175,022	5,014	5.76	5.1
Allowance for loan losses	(2,055)			(2,120)			3.1
Unrealized gain (loss) on available-for-sale securities	(1,117)			(242)			*
Other assets	30,394			26,730			13.7

Total assets	$211,222			$199,390			5.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,893			$28,784			.4
Interest-bearing deposits
Interest checking	23,238	95	.82	23,085	64	.56	.7
Money market savings	27,178	254	1.88	29,911	149	1.00	(9.1)
Savings accounts	5,705	9	.31	5,927	8	.28	(3.7)
Time certificates of deposit less than $100,000	13,598	240	3.55	13,066	180	2.78	4.1
Time deposits greater than $100,000	22,089	483	4.41	19,559	268	2.77	12.9

Total interest-bearing deposits	91,808	1,081	2.37	91,548	669	1.47	.3
Short-term borrowings	23,295	550	4.77	16,313	255	3.15	42.8
Long-term debt	39,735	887	4.49	36,211	578	3.21	9.7

Total interest-bearing liabilities	154,838	2,518	3.28	144,072	1,502	2.10	7.5
Other liabilities	7,138			6,722			6.2
Shareholders’ equity
Preferred equity	530			—			*
Common equity	19,823			19,812			.1

Total shareholders’ equity	20,353			19,812			2.7

Total liabilities and shareholders’ equity	$211,222			$199,390			5.9%

Net interest income		$3,422			$3,512

Gross interest margin			3.21%			3.66%

Gross interest margin without taxable-equivalent increments			3.19			3.64

Percent of Earning Assets
Interest income			6.49%			5.76%
Interest expense			2.75			1.73

Net interest margin			3.74%			4.03%

Net interest margin without taxable-equivalent increments			3.72%			4.01%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	43

Part II — Other Information
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for discussion of these risks. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company’s business or adversely impact its financial results or stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2006.
Item 4. Submission of Matters to a Vote of Security Holders — The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2006, is incorporated herein by reference.
Item 6. Exhibits

10.1	Terms of Jerry A. Grundhofer’s service as Non-Executive Chairman of the Board (incorporated by reference to Item 1 of the Company’s Current Report on Form 8-K filed July 20, 2006).
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

44	U.S. Bancorp

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: August 9, 2006

U.S. Bancorp	45

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2006	June 30, 2006

Earnings
1.	Net income		$1,201	$2,354
2.	Applicable income taxes		585	1,146

3.	Income before income taxes (1 + 2)		$1,786	$3,500

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$754	$1,427
	b.	Portion of rents representative of interest and amortization of debt expense	17	35

	c.	Fixed charges excluding interest on deposits (4a + 4b)	771	1,462
	d.	Interest on deposits	578	1,081

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,349	$2,543

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,557	4,962
7.	Earnings including interest on deposits (3 + 4e + 5)		3,135	6,043
8.	Fixed charges excluding interest on deposits (4c)		771	1,462
9.	Fixed charges including interest on deposits (4e)		1,349	2,543

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		3.32	3.39
11.	Including interest on deposits (line 7/line 9)		2.32	2.38

46	U.S. Bancorp

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
Dated: August 9, 2006

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
Dated: August 9, 2006

48	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Grundhofer Jerry A. Grundhofer Chief Executive Officer	/s/ David M. Moffett David M. Moffett Chief Financial Officer
Dated: August 9, 2006

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