Form 10-Q
period 2006-09-30
US BANCORP \DE\
filed 2006-11-09
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2006 1,757,859,766 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,673	$1,791	(6.6)%	$5,095	$5,303	(3.9)%
Noninterest income	1,748	1,575	11.0	5,114	4,556	12.2
Securities gains (losses), net	—	1	*	3	(57)	*

Total net revenue	3,421	3,367	1.6	10,212	9,802	4.2
Noninterest expense	1,538	1,473	4.4	4,568	4,399	3.8
Provision for credit losses	135	145	(6.9)	375	461	(18.7)

Income before taxes	1,748	1,749	(.1)	5,269	4,942	6.6
Taxable-equivalent adjustment	13	9	44.4	34	23	47.8
Applicable income taxes	532	586	(9.2)	1,678	1,573	6.7

Net income	$1,203	$1,154	4.2	$3,557	$3,346	6.3

Net income applicable to common equity	$1,187	$1,154	2.9	$3,524	$3,346	5.3

Per Common Share
Earnings per share	$.67	$.63	6.3%	$1.98	$1.82	8.8%
Diluted earnings per share	.66	.62	6.5	1.95	1.80	8.3
Dividends declared per share	.33	.30	10.0	.99	.90	10.0
Book value per share	11.30	10.93	3.4
Market value per share	33.22	28.08	18.3
Average common shares outstanding	1,771	1,823	(2.9)	1,784	1,836	(2.8)
Average diluted common shares outstanding	1,796	1,849	(2.9)	1,809	1,862	(2.8)
Financial Ratios
Return on average assets	2.23%	2.23%		2.24%	2.22%
Return on average common equity	23.6	22.8		23.7	22.5
Net interest margin (taxable-equivalent basis)(a)	3.56	3.95		3.68	4.00
Efficiency ratio(b)	45.0	43.8		44.7	44.6
Average Balances
Loans	$142,894	$135,283	5.6%	$141,059	$131,432	7.3%
Loans held for sale	2,448	2,038	20.1	2,062	1,723	19.7
Investment securities	39,806	41,782	(4.7)	39,858	42,308	(5.8)
Earning assets	187,190	180,452	3.7	185,075	176,851	4.7
Assets	214,089	205,667	4.1	212,188	201,505	5.3
Noninterest-bearing deposits	28,220	29,434	(4.1)	28,666	29,003	(1.2)
Deposits	119,975	120,984	(.8)	120,456	120,552	(.1)
Short-term borrowings	23,601	22,248	6.1	23,398	18,313	27.8
Long-term debt	41,892	35,633	17.6	40,462	36,016	12.3
Shareholders’ equity	20,917	20,106	4.0	20,543	19,911	3.2

	September 30, 2006	December 31, 2005

Period End Balances
Loans	$144,408	$137,806	4.8%
Allowance for credit losses	2,256	2,251	.2
Investment securities	39,520	39,768	(.6)
Assets	216,855	209,465	3.5
Deposits	120,961	124,709	(3.0)
Long-term debt	41,230	37,069	11.2
Shareholders’ equity	20,926	20,086	4.2
Regulatory capital ratios
Tier 1 capital	8.8%	8.2%
Total risk-based capital	13.0	12.5
Leverage	8.3	7.6
Tangible common equity	5.4	5.9

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,203 million for the third quarter of 2006, compared with $1,154 million for the third quarter of 2005. Net income of $.66 per diluted common share in the third quarter of 2006 was higher than the same period of 2005 by $.04 (6.5 percent). Return on average assets and return on average common equity were 2.23 percent and 23.6 percent, respectively, for the third quarter of 2006, compared with returns of 2.23 percent and 22.8 percent, respectively, for the third quarter of 2005. The Company’s results for the third quarter of 2006 improved over the same period of 2005, as net income increased by $49 million (4.2 percent), primarily due to strong growth in fee-based revenues and the benefit of a lower effective tax rate from a year ago. This was offset somewhat by lower net interest income and the additional operating costs of acquired businesses.
     Total net revenue, on a taxable-equivalent basis, for the third quarter of 2006, was $54 million (1.6 percent) higher than the third quarter of 2005, primarily reflecting a 10.9 percent increase in noninterest income, partially offset by a 6.6 percent decline in net interest income. Noninterest income growth was driven by organic business growth and expansion in trust and payment processing businesses. Noninterest income also included a gain related to the sale of equity interests in a card association. These favorable changes in noninterest income were partially offset by lower mortgage banking revenue due to the impact of adopting the fair value method of accounting under Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”) in the first quarter of 2006.
     Total noninterest expense in the third quarter of 2006 was $65 million (4.4 percent) higher than the third quarter of 2005, primarily reflecting incremental operating and business integration costs associated with recent acquisitions, increased pension costs and higher operating costs related to investments in tax-advantaged projects from a year ago. This was partially offset by lower intangible expense due to the adoption of SFAS 156. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 45.0 percent for the third quarter of 2006, compared with 43.8 percent for the third quarter of 2005.
     The provision for credit losses for the third quarter of 2006 decreased $10 million (6.9 percent), compared with the third quarter of 2005. The decrease in the provision for credit losses year-over-year primarily reflected strong credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the third quarter of 2006 were $135 million, compared with $156 million in the third quarter of 2005. The decline in credit losses from a year ago was principally due to the impact of changes in bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     The Company reported net income of $3,557 million for the first nine months of 2006, compared with $3,346 million for the first nine months of 2005. Net income of $1.95 per diluted common share in the first nine months of 2006 was higher than the same period of 2005 by $.15 (8.3 percent). Return on average assets and return on average common equity were 2.24 percent and 23.7 percent, respectively, for the first nine months of 2006, compared with returns of 2.22 percent and 22.5 percent, respectively, for the first nine months of 2005. The Company’s results for the first nine months of 2006 improved over the same period of 2005, as net income rose by $211 million (6.3 percent), primarily due to strong growth in fee-based revenues and lower credit-related costs. This was offset somewhat by lower net interest income and incremental operating and integration costs of acquired businesses.
     Total net revenue, on a taxable-equivalent basis, for the first nine months of 2006, was $410 million (4.2 percent) higher than the first nine months of 2005, primarily reflecting a 13.7 percent increase in noninterest income, partially offset by a 3.9 percent decline in net interest income. Noninterest income growth was driven by organic business growth, expansion in trust and payment processing businesses, higher trading income, and equity gains from the initial public offering and subsequent sale of the equity interest of a card association during the second and third quarters of 2006, respectively. These favorable changes in noninterest income categories were partially offset by

U.S. Bancorp	3

lower mortgage banking revenue due to the impact of adopting SFAS 156, effective in the first quarter of 2006. In addition, there was a $60 million favorable change in net securities gains (losses) as compared with the first nine months of 2005.
     Total noninterest expense in the first nine months of 2006 was $169 million (3.8 percent) higher than the first nine months of 2005, primarily reflecting incremental operating and business integration costs associated with recent acquisitions, increased pension costs and higher operating costs related to certain investments. This was partially offset by lower intangible expense due to the adoption of SFAS 156 and lower debt prepayment expense. The efficiency ratio was 44.7 percent for the first nine months of 2006, compared with 44.6 percent for the first nine months of 2005.
     The provision for credit losses for the first nine months of 2006 decreased $86 million (18.7 percent), compared with the first nine months of 2005. The decrease in the provision for credit losses year-over-year primarily reflected strong credit quality and lower net charge-offs relative to 2005. Net charge-offs in the first nine months of 2006 were $375 million, compared with $472 million in the first nine months of 2005. The decline in losses from a year ago was principally due to the impact of changes in bankruptcy legislation that went into effect during the fourth quarter of 2005 offset somewhat by lower commercial loan recoveries relative to the first nine months of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,673 million in the third quarter of 2006, compared with $1,791 million in the third quarter of 2005. Net interest income, on a taxable-equivalent basis, was $5,095 million in the first nine months of 2006, compared with $5,303 million in the first nine months of 2005. Average earning assets increased $6.7 billion (3.7 percent) and $8.2 billion (4.7 percent) in the third quarter and first nine months of 2006, respectively, compared with the same periods of 2005. The increases in average earning assets were primarily driven by growth in total average loans, partially offset by a decrease in investment securities. The positive impact to net interest income from the growth in earning assets was more than offset by a lower net interest margin. The net interest margin for the third quarter and first nine months of 2006 was 3.56 percent and 3.68 percent, respectively, compared with 3.95 percent and 4.00 percent, respectively, for the same periods of 2005. The year-over-year decline in the net interest margin for the third quarter and first nine months of 2006 reflected the competitive lending environment, asset/liability management decisions and the impact of changes in the yield curve from a year ago. Compared with the same periods of 2005, credit spreads have tightened by approximately 24 basis points in the third quarter and 22 basis points in the first nine months of 2006 across most lending products due to competitive pricing and a change in mix reflecting growth in lower-spread, fixed-rate credit products and noninterest-bearing corporate card balances. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases and asset/liability decisions designed to reduce the Company’s interest rate sensitivity position. An increase in the margin benefit of net free funds and loan fees partially offset these factors. Beginning in the third quarter of 2006, the Federal Reserve Bank paused from its policies of increasing interest rates and tightening the money supply. If the Federal Reserve Bank leaves rates unchanged over the next several quarters, the Company expects net interest margin to stabilize as asset repricing occurs and funding costs moderate. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
     Average loans for the third quarter and first nine months of 2006 were higher by $7.6 billion (5.6 percent) and $9.6 billion (7.3 percent), respectively, compared with the same periods of 2005, reflecting growth in the majority of loan categories. During the first quarter of 2006, the Company began selling an increased proportion of its residential mortgage loan production and anticipates that residential mortgage loan balances will remain essentially flat in future periods.
     Average investment securities in the third quarter and first nine months of 2006 were $2.0 billion (4.7 percent) and $2.5 billion (5.8 percent) lower, respectively, than the same periods of 2005. The change in the balance of the investment securities portfolio from a year ago principally reflected prepayments and maturities of securities and a reduced focus on residential mortgage assets given the changing interest rate environment and mix of loan growth. Additionally, the Company reclassified approximately $460 million of principal-only securities to its trading account effective January 1, 2006, in connection with the adoption of SFAS 156. Refer to the “Interest Rate Risk

4	U.S. Bancorp

Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits for the third quarter and first nine months of 2006 decreased $1.2 billion (4.1 percent) and $337 million (1.2 percent), respectively, compared with the same periods of 2005, reflecting a decline in business demand deposits as these customers reduce excess liquidity to fund business growth. The change also reflects a migration of customers to interest-bearing products given rising interest rates.
     Average total savings products declined year-over-year by $1.7 billion (3.0 percent) in the third quarter and $2.4 billion (4.2 percent) in the first nine months of 2006, compared with the same periods of 2005, due to reductions in average money market savings and other savings accounts, partially offset by an increase in interest checking balances. Average money market savings balances declined year-over-year primarily due to a decline in balances within the branches. This decrease was partially offset by increases in broker dealer and corporate trust balances. The overall decrease in average money market savings balances year-over-year was primarily the result of the Company’s deposit pricing decisions for money market products in relation to fixed-rate deposit products offered. A portion of branch-based money market savings accounts have migrated to fixed-rate time certificates to take advantage of higher interest rates for these products.
     Average time certificates of deposit less than $100,000 were higher by $604 million (4.6 percent) and $556 million (4.2 percent) in the third quarter and first nine months of 2006, respectively, compared with the same periods of 2005. Average time deposits greater than $100,000 grew $1.3 billion (6.2 percent) and $2.1 billion (10.5 percent) in the third quarter and first nine months of 2006, respectively, compared with the same periods of 2005. This growth was broad-based across most areas of the Company including: branch banking, commercial banking, private client and corporate trust, as customers migrated balances to higher rate deposits.
Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2006 decreased $10 million (6.9 percent) and $86 million (18.7 percent), respectively, compared with the same periods of 2005. The decrease in the provision for credit losses year-over-year primarily reflected stronger credit quality and the near-term favorable impact of changes in bankruptcy law in the fourth quarter of 2005. Net charge-offs in the third quarter and first nine months of 2006 were $135 million and $375 million, respectively, compared with $156 million and $472 million in the third quarter and first nine months of 2005, respectively. The decline in losses from a year ago was principally due to the impact of changes in bankruptcy legislation that went into effect during the fourth quarter of 2005. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Table 2	Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2006	2005	Change	2006	2005	Change

Credit and debit card revenue	$206	$185	11.4%	$590	$516	14.3%
Corporate payment products revenue	150	135	11.1	416	362	14.9
ATM processing services	63	64	(1.6)	183	168	8.9
Merchant processing services	253	200	26.5	719	576	24.8
Trust and investment management fees	305	251	21.5	916	751	22.0
Deposit service charges	268	246	8.9	764	690	10.7
Treasury management fees	111	109	1.8	334	333	.3
Commercial products revenue	100	103	(2.9)	311	299	4.0
Mortgage banking revenue	68	111	(38.7)	167	323	(48.3)
Investment products fees and commissions	34	37	(8.1)	114	115	(.9)
Securities gains (losses), net	—	1	*	3	(57)	*
Other	190	134	41.8	600	423	41.8

Total noninterest income	$1,748	$1,576	10.9%	$5,117	$4,499	13.7%

*	Not meaningful.

U.S. Bancorp	5

Noninterest Income Noninterest income in the third quarter and first nine months of 2006 was $1,748 million and $5,117 million, respectively, compared with $1,576 million and $4,499 million in the same periods of 2005. The $172 million (10.9 percent) increase during the third quarter and $618 million (13.7 percent) increase during the first nine months of 2006, compared with the same periods in 2005, were driven by favorable variances in the majority of fee income categories and a gain on the sale of equity interests in a card association included in other income. The increase in noninterest income for the first nine months of 2006 also reflected the impact of higher trading income related to certain derivatives and a gain from the initial public offering of a card association recorded in the current year, and a favorable variance in securities gains (losses) of $60 million related to net securities losses recorded in the prior year. This strong growth in fee-based revenue was partially offset by the accounting impact of SFAS 156 on mortgage banking revenue.
     The growth in credit and debit card revenue was primarily driven by higher customer transaction volumes. The corporate payment products revenue growth reflected organic growth in sales volumes and card usage and acquired business expansion. ATM processing services revenue for the first nine months of 2006 was higher due to the acquisition of an ATM business in May of 2005. Merchant processing services revenue growth reflected an increase in sales volume driven by acquisitions, higher same store sales, rates and equipment fees. Trust and investment management fees increased in the third quarter and first nine months year-over-year, primarily due to the acquisition of the corporate and institutional trust business of a large national bank, account growth and favorable equity market conditions. Deposit service charges grew year-over-year due to increased transaction-related fees and the impact of net new checking accounts. Other income for the third quarter and first nine months of 2006 was higher than the same periods of 2005 due to a $32 million gain on the sale of equity interests in a card association and an increase in other equity investment revenue. In addition, other income for the first nine months of 2006 was higher due to a $44 million gain on certain interest rate swaps, a $35 million gain from the initial public offering of a card association, end-of-term lease residual value improvement, higher student loan sales gains and the receipt of a favorable settlement within the merchant processing business. These favorable changes in fee-based revenue were partially offset by the decline in mortgage banking revenue, principally driven by the adoption of the fair value method of accounting for mortgage servicing rights (“MSRs”) under SFAS 156.
Noninterest Expense Noninterest expense was $1,538 million and $4,568 million, respectively, in the third quarter and first nine months of 2006, an increase of $65 million (4.4 percent) and $169 million (3.8 percent), respectively, from the same periods of 2005. Compensation expense was higher year-over-year in the third quarter and first nine months of 2006, primarily due to the corporate and institutional trust and payments processing acquisitions and other growth initiatives. Employee benefits increased year-over-year primarily as a result of higher pension costs. Net occupancy and equipment expense increased from the same periods of 2005 primarily due to business expansion. Professional services expense was higher year-over-year primarily due to business development initiatives, regulatory and legal costs. Technology and communications expense rose due to higher outside data

Table 3	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2006	2005	Change	2006	2005	Change

Compensation	$632	$603	4.8%	$1,892	$1,782	6.2%
Employee benefits	123	106	16.0	379	330	14.8
Net occupancy and equipment	168	162	3.7	494	475	4.0
Professional services	54	44	22.7	130	119	9.2
Marketing and business development	58	61	(4.9)	156	171	(8.8)
Technology and communications	128	118	8.5	372	337	10.4
Postage, printing and supplies	66	64	3.1	198	190	4.2
Other intangibles	89	125	(28.8)	263	377	(30.2)
Debt prepayment	—	—	—	11	54	(79.6)
Other	220	190	15.8	673	564	19.3

Total noninterest expense	$1,538	$1,473	4.4%	$4,568	$4,399	3.8%

Efficiency ratio (a)	45.0%	43.8%		44.7%	44.6%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

processing expense principally associated with expanding a prepaid gift card program and the corporate and institutional trust acquisition. Other expense increased in the third quarter and first nine months of 2006 from the same periods of 2005, primarily due to the increased investments in tax-advantaged projects relative to a year ago. Offsetting these expense increases was a year-over-year decline in other intangibles expense, reflecting the elimination of MSR amortization and impairment due to the adoption of SFAS 156. Debt prepayment expense was also lower in the first nine months of 2006, compared with the same period of 2005.
Income Tax Expense The provision for income taxes was $532 million (an effective rate of 30.7 percent) for the third quarter and $1,678 million (an effective rate of 32.1 percent) for the first nine months of 2006, compared with $586 million (an effective rate of 33.7 percent) and $1,573 million (an effective rate of 32.0 percent) for the same periods of 2005. The effective rate for the third quarter of 2006 reflected an expected increase in income tax credits from tax-advantaged investments through the remainder of the year. For further information on income taxes, refer to Note 9 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $144.4 billion at September 30, 2006, compared with $137.8 billion at December 31, 2005, an increase of $6.6 billion (4.8 percent). The increase in total loans was driven by growth in commercial loans, retail loans, commercial real estate loans and residential mortgages. The $3.7 billion (8.5 percent) increase in commercial loans was primarily driven by new customer relationships and growth in corporate payment card and commercial leasing balances.
     Commercial real estate loans were $29.0 billion at September 30, 2006, an increase of $.5 billion (1.8 percent) compared with December 31, 2005. The increase was driven by growth in construction loans, partially offset by a decrease in commercial mortgage balances.
     Residential mortgages held in the loan portfolio were $21.2 billion at September 30, 2006, an increase of $.5 billion (2.3 percent) compared with December 31, 2005. The growth was the result of an increase in consumer finance originations, partially offset by the Company selling an increased proportion of its residential mortgage loan production in 2006.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $47.6 billion at September 30, 2006, an increase of $2.0 billion (4.3 percent) compared with December 31, 2005. The increase was primarily driven by growth in installment, credit card and home equity and second mortgage loans, partially offset by decreases in retail leasing balances.
Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $39.5 billion at September 30, 2006, compared with $39.8 billion at December 31, 2005, reflecting purchases of $5.6 billion of securities, which were more than offset by maturities and prepayments and the reclassification of $.5 billion of principal-only securities to the trading account effective January 1, 2006, in connection with the adoption of SFAS 156. As of September 30, 2006, approximately 39 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 41 percent at December 31, 2005. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts, asset-backed securities and floating-rate preferred stock.

U.S. Bancorp	7

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
September 30, 2006 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)

U.S. Treasury and agencies
Maturing in one year or less	$71	$72	.5	5.27%	$—	$—	—	—%
Maturing after one year through five years	29	29	2.5	7.14	—	—	—	—
Maturing after five years through ten years	24	24	6.8	6.91	—	—	—	—
Maturing after ten years	331	324	13.9	5.98	—	—	—	—

Total	$455	$449	10.7	5.99%	$—	$—	—	—%

Mortgage-backed securities (a)
Maturing in one year or less	$346	$345	.9	5.33%	$—	$—	—	—%
Maturing after one year through five years	17,496	17,038	3.5	4.58	7	7	3.1	5.75
Maturing after five years through ten years	12,623	12,289	7.0	5.22	—	—	—	—
Maturing after ten years	4,513	4,535	13.1	6.46	—	—	—	—

Total	$34,978	$34,207	6.0	5.06%	$7	$7	3.1	5.75%

Asset-backed securities (a)
Maturing in one year or less	$7	$7	.2	5.32%	$—	$—	—	—%
Maturing after one year through five years	—	—	—	—	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$7	$7	.2	5.32%	$—	$—	—	—%

Obligations of state and political subdivisions (b)
Maturing in one year or less	$53	$53	.3	6.94%	$3	$3	.4	6.94%
Maturing after one year through five years	42	43	2.2	6.83	20	21	3.0	6.24
Maturing after five years through ten years	3,276	3,332	8.9	6.76	14	16	7.9	7.18
Maturing after ten years	324	330	11.1	6.74	34	37	15.4	6.54

Total	$3,695	$3,758	8.9	6.76%	$71	$77	9.8	6.59%

Other debt securities
Maturing in one year or less	$210	$210	.2	4.46%	$2	$2	.8	6.94%
Maturing after one year through five years	1	1	3.8	10.31	10	10	2.9	5.75
Maturing after five years through ten years	15	15	9.8	6.19	1	1	5.5	6.09
Maturing after ten years	627	626	20.9	6.35	—	—	—	—

Total	$853	$852	15.6	5.89%	$13	$13	2.8	5.96%

Other investments	$151	$156	—	5.20%	$—	$—	—	—%

Total investment securities (c)	$40,139	$39,429	6.5	5.25%	$91	$97	8.2	6.44%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available-for-sale investment securities was 6.1 years at December 31, 2005, with a corresponding weighted-average yield of 4.89 percent. The weighted-average maturity of the held-to-maturity investment securities was 7.2 years at December 31, 2005, with a corresponding weighted-average yield of 6.44 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2006		December 31, 2005

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$455	1.1%	$496	1.2%
Mortgage-backed securities	34,985	87.0	38,169	94.4
Asset-backed securities	7	—	12	.1
Obligations of state and political subdivisions	3,766	9.4	724	1.8
Other debt securities and investments	1,017	2.5	1,029	2.5

Total investment securities	$40,230	100.0%	$40,430	100.0%

8	U.S. Bancorp

Deposits Total deposits were $121.0 billion at September 30, 2006, compared with $124.7 billion at December 31, 2005, a decrease of $3.7 billion (3.0 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits, money market savings accounts and time deposits greater than $100,000, partially offset by increases in interest checking and time certificates of deposits less than $100,000. The $1.7 billion (5.2 percent) decrease in noninterest-bearing deposits primarily reflected a decline in business demand deposits as these customers reduce excess liquidity to fund business growth. The change also reflected a migration of customers to interest-bearing products given rising interest rates. The $2.5 billion (8.8 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products offered. A portion of branch-based money market savings accounts have migrated to fixed-rate time certificates to take advantage of higher interest rates for these products. Time deposits greater than $100,000 decreased $1.2 billion (5.2 percent) at September 30, 2006, compared with December 31, 2005, due to a decrease in corporate banking balances, partially offset by increases in consumer and private banking balances due to customer migration of deposit balances. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed at levels deemed appropriate given alternative lending sources. Time certificates of deposit less than $100,000 increased $.6 billion (4.2 percent) at September 30, 2006, compared with December 31, 2005. Interest checking accounts increased $1.1 billion (4.6 percent) due to an increase in trust and custody and government balances, partially offset by decreases in consumer and private banking balances.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, securities sold under agreements to repurchase and other short-term borrowings, were $24.8 billion at September 30, 2006, compared with $20.2 billion at December 31, 2005. Short-term funding is managed within approved liquidity policies. The increase of $4.6 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/liability management activities. Long-term debt was $41.2 billion at September 30, 2006, compared with $37.1 billion at December 31, 2005, reflecting the issuances of $8.0 billion of medium-term and bank notes, $2.5 billion of junior subordinated debentures and the addition of $2.8 billion of Federal Home Loan Bank advances, partially offset by $8.2 billion of medium-term and bank note maturities and repayments, and $.7 billion of junior subordinated debentures repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	9

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2006	2005

Commercial
Commercial	.07%	.06%
Lease financing	—	—

Total commercial	.06	.05
Commercial real estate
Commercial mortgages	.01	—
Construction and development	.01	—

Total commercial real estate	.01	—
Residential mortgages	.36	.32
Retail
Credit card	1.59	1.26
Retail leasing	.03	.04
Other retail	.19	.22

Total retail	.40	.36

Total loans	.20%	.18%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2006	2005

Commercial	.55%	.69%
Commercial real estate	.54	.55
Residential mortgages (a)	.53	.55
Retail	.51	.50

Total loans	.53%	.58%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 2.78 percent at September 30, 2006, and 4.35 percent at December 31, 2005.
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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Economic conditions during the third quarter and first nine months of 2006 have improved from the same periods of 2005, as reflected in strong expansion of the gross domestic product index, lower unemployment rates, favorable trends related to corporate profits and consumer spending for retail goods and services. Current economic conditions are relatively unchanged from December 31, 2005. Through the second quarter of 2006, the Federal Reserve Bank continued increasing short-term interest rates in an effort to prevent an acceleration of inflation and maintain the current rate of economic growth. Beginning in the third quarter of 2006, the Federal Reserve Bank paused from its policies of increasing interest rates and tightening the money supply.
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

10	U.S. Bancorp

including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due increased $42 million to $295 million at September 30, 2006, compared with $253 million at December 31, 2005, due to the seasoning of the residential mortgage portfolio originated by the consumer finance division and the continued return to normalized delinquency levels after the bankruptcy legislation change that occurred in the fourth quarter of 2005. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans was .20 percent at September 30, 2006, compared with .18 percent at December 31, 2005.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.
The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2006	2005	2006	2005

Residential mortgages
30-89 days	$129	$112	.61%	.55%
90 days or more	76	67	.36	.32
Nonperforming	36	48	.17	.23

Total	$241	$227	1.14%	1.10%

Retail
Credit card
30-89 days	$168	$147	2.14%	2.06%
90 days or more	125	90	1.59	1.26
Nonperforming	37	49	.47	.69

Total	$330	$286	4.20%	4.01%
Retail leasing
30-89 days	$30	$43	.42%	.59%
90 days or more	2	3	.03	.04
Nonperforming	—	—	—	—

Total	$32	$46	.45%	.63%
Other retail
30-89 days	$187	$206	.57%	.66%
90 days or more	62	70	.19	.22
Nonperforming	16	17	.05	.06

Total	$265	$293	.81%	.94%

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At September 30, 2006, total nonperforming assets were $575 million, compared with $644 million at December 31, 2005. The ratio of total nonperforming assets to total loans and other real estate decreased to .40 percent at September 30, 2006, compared with .47 percent at December 31, 2005.
     Included in nonperforming loans were restructured loans of $43 million at September 30, 2006, compared with $75 million at December 31, 2005. At September 30, 2006, the Company had no commitments to lend additional funds under restructured loans, compared to commitments of $9 million at December 31, 2005.

U.S. Bancorp	11

Table 6	Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2006	2005

Commercial
Commercial	$192	$231
Lease financing	39	42

Total commercial	231	273
Commercial real estate
Commercial mortgages	114	134
Construction and development	40	23

Total commercial real estate	154	157
Residential mortgages	36	48
Retail
Credit card	37	49
Retail leasing	—	—
Other retail	16	17

Total retail	53	66

Total nonperforming loans	474	544
Other real estate (b)	79	71
Other assets	22	29

Total nonperforming assets	$575	$644

Accruing loans 90 days or more past due	$295	$253
Nonperforming loans to total loans	.33%	.39%
Nonperforming assets to total loans plus other real estate (b)	.40%	.47%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2005	$457	$187	$644
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	334	41	375
Advances on loans	30	—	30

Total additions	364	41	405
Reductions in nonperforming assets
Paydowns, payoffs	(210)	(41)	(251)
Net sales	(21)	—	(21)
Return to performing status	(92)	(6)	(98)
Charge-offs (c)	(93)	(11)	(104)

Total reductions	(416)	(58)	(474)

Net additions to (reductions in) nonperforming assets	(52)	(17)	(69)

Balance September 30, 2006	$405	$170	$575

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $85 million of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
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

12	U.S. Bancorp

The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2006	2005	2006	2005

Commercial	$19	$5	.04%	.01%
Commercial real estate	1	1	—	—
Residential mortgages	76	59	.36	.28
Credit card	236	218	3.00	3.05
Other retail	37	32	.09	.08

Total	$369	$315	.26%	.23%

     Restructured loans that continue to accrue interest were higher at September 30, 2006, compared with December 31, 2005, reflecting the impact of the Company implementing higher minimum balance payment requirements for credit card customers in response to industry guidance issued by the banking regulatory agencies.
Analysis of Loan Net Charge-Offs Total loan net charge-offs were $135 million and $375 million during the third quarter and first nine months of 2006, respectively, compared with net charge-offs of $156 million and $472 million, respectively, for the same periods of 2005. The ratio of total loan net charge-offs to average loans in the third quarter and first nine months of 2006 was .37 percent and ..36 percent, respectively, compared with .46 percent and .48 percent, respectively, for the same periods of 2005.
     Commercial and commercial real estate loan net charge-offs for the third quarter of 2006 were $21 million (.11 percent of average loans outstanding), compared with $23 million (.13 percent of average loans outstanding) for the third quarter of 2005. Commercial and commercial real estate loan net charge-offs for the first nine months of 2006 were $55 million (.10 percent of average loans outstanding), compared with $69 million (.13 percent of average loans outstanding) for the first nine months of 2005. The decrease in net charge-offs reflected lower gross charge-offs, partially offset by a lower level of recoveries as compared with the same periods of the prior year. The Company expects commercial net charge-offs to increase somewhat over the next several quarters due to an increase in gross chargeoffs from cyclical lows and declining commercial loan recoveries.
     Retail loan net charge-offs for the third quarter of 2006 were $103 million (.87 percent of average loans outstanding), compared with $124 million (1.09 percent of average loans outstanding) for the third quarter of 2005. Retail loan net charge-offs for the first nine months of 2006 were $291 million (.84 percent of average loans outstanding), compared with $377 million (1.14 percent of average loans outstanding) for the first nine months of 2005. The decrease in retail loan net charge-offs reflected the impact of the bankruptcy legislation change that occurred in the fourth quarter of 2005 and improved retail portfolio performance. The Company anticipates that bankruptcy charge-offs will return to more normalized levels during the next several quarters.
     The Company’s retail lending business utilizes several distinct business processes and channels to

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Commercial
Commercial	.18%	.07%	.12%	.11%
Lease financing	.23	1.29	.44	.95

Total commercial	.18	.21	.16	.21
Commercial real estate
Commercial mortgages	—	.04	.01	.05
Construction and development	—	(.10)	.02	(.05)

Total commercial real estate	—	—	.01	.02
Residential mortgages	.21	.19	.18	.20
Retail
Credit card	2.85	3.74	2.74	3.92
Retail leasing	.22	.27	.19	.33
Home equity and second mortgages	.31	.37	.33	.42
Other retail	.72	1.04	.74	1.05

Total retail	.87	1.09	.84	1.14

Total loans	.37%	.46%	.36%	.48%

U.S. Bancorp	13

originate retail credit including traditional branch lending, indirect lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”) participates in substantially all facets of the Company’s consumer lending activities. USBCF specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. USBCF manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with traditional branch related loans:

	Three Months Ended September 30,				Nine Months Ended September 30,

	Average Loan		Percent of		Average Loan		Percent of
	Amount		Average Loans		Amount		Average Loans

(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005

Consumer Finance (a)
Residential mortgages	$7,627	$6,292	.52%	.50%	$7,245	$5,734	.48%	.51%
Home equity and second mortgages	1,939	2,363	1.43	1.68	1,993	2,523	1.48	1.64
Other retail	397	400	5.00	4.96	401	390	4.67	4.80
Traditional Branch
Residential mortgages	$13,491	$12,449	.03%	.03%	$13,747	$11,532	.03%	.05%
Home equity and second mortgages	13,227	12,621	.15	.13	13,054	12,421	.15	.17
Other retail	16,575	15,563	.62	.94	16,313	14,935	.64	.95
Total Company
Residential mortgages	$21,118	$18,741	.21%	.19%	$20,992	$17,266	.18%	.20%
Home equity and second mortgages	15,166	14,984	.31	.37	15,047	14,944	.33	.42
Other retail	16,972	15,963	.72	1.04	16,714	15,325	.74	1.05

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
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
     At September 30, 2006, the allowance for credit losses was $2,256 million (1.56 percent of loans), compared with an allowance of $2,251 million (1.63 percent of loans) at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 476 percent at September 30, 2006, compared with 414 percent at December 31, 2005. The ratio of the allowance for credit losses to annualized loan net charge-offs was 421 percent at September 30, 2006, compared with 329 percent at December 31, 2005.

14	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2006	2005	2006	2005

Balance at beginning of period	$2,251	$2,269	$2,251	$2,269
Charge-offs
Commercial
Commercial	34	37	86	111
Lease financing	12	24	37	62

Total commercial	46	61	123	173
Commercial real estate
Commercial mortgages	1	5	7	15
Construction and development	—	—	1	3

Total commercial real estate	1	5	8	18
Residential mortgages	12	10	31	28
Retail
Credit card	65	71	178	217
Retail leasing	6	8	19	27
Home equity and second mortgages	14	19	46	59
Other retail	51	55	141	160

Total retail	136	153	384	463

Total charge-offs	195	229	546	682
Recoveries
Commercial
Commercial	16	30	50	81
Lease financing	9	8	20	27

Total commercial	25	38	70	108
Commercial real estate
Commercial mortgages	1	3	6	8
Construction and development	—	2	—	6

Total commercial real estate	1	5	6	14
Residential mortgages	1	1	2	2
Retail
Credit card	9	8	26	25
Retail leasing	2	3	9	9
Home equity and second mortgages	2	5	9	12
Other retail	20	13	49	40

Total retail	33	29	93	86

Total recoveries	60	73	171	210
Net Charge-offs
Commercial
Commercial	18	7	36	30
Lease financing	3	16	17	35

Total commercial	21	23	53	65
Commercial real estate
Commercial mortgages	—	2	1	7
Construction and development	—	(2)	1	(3)

Total commercial real estate	—	—	2	4
Residential mortgages	11	9	29	26
Retail
Credit card	56	63	152	192
Retail leasing	4	5	10	18
Home equity and second mortgages	12	14	37	47
Other retail	31	42	92	120

Total retail	103	124	291	377

Total net charge-offs	135	156	375	472

Provision for credit losses	135	145	375	461
Acquisitions and other changes	5	—	5	—

Balance at end of period	$2,256	$2,258	$2,256	$2,258

Components
Allowance for loan losses	$2,034	$2,055
Liability for unfunded credit commitments	222	203

Total allowance for credit losses	$2,256	$2,258

Allowance for credit losses as a percentage of
Period-end loans	1.56%	1.65%
Nonperforming loans	476	413
Nonperforming assets	392	351
Annualized net charge-offs	421	365

U.S. Bancorp	15

    Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2006, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2005. Management also considered the uncertainty related to certain industry sectors, including the airline industry, and the extent of credit exposure to other borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages, and their relative credit risk were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2006, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2005. Refer to “Management’s Discussion and Analysis — Residual Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on residual risk management.
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

16	U.S. Bancorp

Sensitivity of Net Interest Income:

	September 30, 2006				December 31, 2005

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual*	Gradual*

Net interest income	1.14%	(1.10)%	2.35%	(2.85)%	.66%	(.73)%	1.19%	(2.60)%

*	As of January 31, 2006, due to the change to a 200 basis point gradual change policy during the first quarter of 2006.
     The table above summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At September 30, 2006, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. The Company manages the overall interest rate risk profile within policy limits. ALPC policy guidelines limit the estimated change in net interest income to 3.0 percent of forecasted net interest income over the succeeding 12 months. At September 30, 2006, and December 31, 2005, the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at September 30, 2006. The up 200 basis point scenario resulted in a 5.4 percent decrease in the market value of equity at September 30, 2006, compared with a 6.8 percent decrease at December 31, 2005. The down 200 basis point scenario resulted in a 4.2 percent decrease in the market value of equity at September 30, 2006, compared with a 4.1 percent decrease at December 31, 2005. At September 30, 2006, and December 31, 2005, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.8 years at September 30, 2006, compared with 1.6 years at December 31, 2005. The duration of liabilities was 2.0 years at September 30, 2006, compared with 1.6 years at December 31, 2005. At September 30, 2006, the duration of equity was ..9 years, compared with 1.8 years at December 31, 2005. The duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on market value of equity modeling.
Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment, credit and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). Refer to “Management’s Discussion and Analysis — Use of Derivatives to Manage Interest Rate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on the use of derivatives to manage interest rate risk.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $32.6 billion of total notional amount of asset and liability management derivative positions at September 30, 2006, $23.5 billion was designated as either fair value or cash flow hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. Related to its mortgage banking operations, the Company held $2.3 billion of forward commitments to sell mortgage loans and $1.6 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9. Beginning in March 2006, the Company entered into U.S. Treasury futures and options on U.S. Treasury futures contracts to hedge the change in fair value related to the election of fair value measurement for its residential MSRs.

U.S. Bancorp	17

     At September 30, 2006, the Company had $95 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2006 and the next 12 months is a loss of $7 million and $32 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the third quarter and first nine months of 2006. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $2 million and $3 million for the third quarter and first nine months of 2006, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the third quarter and first nine months of 2006.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the third quarter and first nine months of 2006 was not material.

Table 9	Derivative Positions

	September 30, 2006			December 31, 2005

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$6,610	$13	22.36	$16,370	$(82)	7.79
Pay fixed/receive floating swaps	11,998	4	2.42	9,163	139	1.33
Futures and forwards
Buy	3	—	.11	104	—	.07
Sell	6,469	(49)	.15	2,669	(15)	.09
Options
Written	7,007	7	.12	1,086	3	.08
Foreign exchange contracts
Cross-currency swaps	403	27	8.87	387	11	9.61
Forwards	16	—	.07	404	7	.05
Equity contracts	74	4	3.38	42	3	3.29
Credit default swaps	25	—	4.98	—	—	—

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$10,499	$(47)	5.33	$9,753	$(69)	5.25
Pay fixed/receive floating swaps	10,468	104	5.42	9,707	121	5.25
Options
Purchased	1,877	4	2.00	1,453	6	2.26
Written	1,865	(3)	2.00	1,453	(5)	2.26
Risk participation agreements (a)
Purchased	177	—	7.05	143	—	8.02
Written	320	(1)	6.26	169	—	4.64
Foreign exchange rate contracts
Forwards and swaps
Buy	1,954	47	.40	2,042	77	.43
Sell	1,918	(39)	.41	2,018	(73)	.46
Options
Purchased	104	(1)	.40	56	1	.24
Written	104	1	.40	56	(1)	.24

(a)	At September 30, 2006, the credit equivalent amount was $2 million and $45 million, compared with $1 million and $18 million at December 31, 2005, for purchased and written risk participation agreements, respectively.

18	U.S. Bancorp

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include primarily residential mortgage related risks, but also other items, such as proprietary trading and foreign exchange positions. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities. Due to the election of fair value measurement of its residential MSRs and related hedging strategy in the first quarter of 2006, the Company increased its VaR limit to $40 million at March 31, 2006, compared with $20 million at December 31, 2005. The Company’s market valuation risk, as estimated by the VaR analysis, was $25 million at September 30, 2006, compared with $1 million at December 31, 2005. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on market risk management.
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
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On October 26, 2006, Dominion Bond Rating Service upgraded the Company’s senior and unsecured subordinated debt ratings to AA and AA(low), respectively, from AA(low) and A(high), respectively. On November 1, 2006, Standard & Poor’s Ratings Services changed its credit ratings outlook for the Company to “Positive”. At November 1, 2006, the credit ratings outlook for the Company was considered “Positive” by Fitch and “Stable” by Moody’s Investors Service and Dominion Bond Ratings Service.
     At September 30, 2006, parent company long-term debt outstanding was $13.9 billion, compared with $10.9 billion at December 31, 2005. The $3.0 billion increase was primarily due to the issuances of $2.5 billion of junior subordinated debentures and $4.0 billion of medium-term notes, offset by long-term debt maturities and repayments during the first nine months of 2006. As of September 30, 2006, there was no parent company debt scheduled to mature in the remainder of 2006.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.2 billion at September 30, 2006.
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
     In the ordinary course of business, the Company enters into various forms of guarantees that may be considered off-balance sheet arrangements. The extent of these arrangements is provided in Note 10 of the Notes to Consolidated Financial Statements.
     Asset securitizations and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets and related commercial paper liabilities of $2.7 billion at September 30, 2006, and $3.8 billion at December 31, 2005. The Company provides a liquidity facility to the conduit. A liability for the estimate of the potential risk of loss for the Company as the liquidity facility provider is recorded on the balance sheet in other liabilities and was $13 million at September 30, 2006, and $20 million at December 31, 2005. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $19 million at September 30, 2006, and $28 million at December 31, 2005.

U.S. Bancorp	19

Table 10	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2006	2005

Tier 1 capital	$17,042	$15,145
As a percent of risk-weighted assets	8.8%	8.2%
As a percent of adjusted quarterly average assets (leverage ratio)	8.3%	7.6%
Total risk-based capital	$25,011	$23,056
As a percent of risk-weighted assets	13.0%	12.5%
Tangible common equity	$11,286	$11,873
As a percent of tangible assets	5.4%	5.9%

     The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources. Refer to “Management’s Discussion and Analysis — Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion on off-balance sheet arrangements.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to its common shareholders through a combination of dividends and share repurchases. In the first nine months of 2006, the Company returned 120 percent of earnings. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $20.9 billion at September 30, 2006, compared with $20.1 billion at December 31, 2005. The increase was the result of corporate earnings and the issuance of $1.0 billion of non-cumulative, perpetual preferred stock on March 27, 2006, partially offset by share repurchases and dividends.
     Table 10 provides a summary of capital ratios as of September 30, 2006, and December 31, 2005. Tier 1 capital at September 30, 2006, was positively affected by the $1.0 billion issuance of preferred stock and the $2.5 billion issuance of junior subordinated debentures during the first nine months of 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements.
     On December 21, 2004, the Board of Directors approved and announced an authorization to repurchase 150 million shares of common stock during the next 24 months. During 2006, the Company repurchased 62 million shares under this authorization.
     On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008. This new authorization replaced the December 21, 2004, share repurchase program. The Company purchased 18 million shares under this authorization during the third quarter of 2006.
The following table provides a detailed analysis of all shares repurchased during the third quarter of 2006:

	Total Number of		Maximum Number
	Shares Purchased as		of Shares that May
	Part of Publicly	Average	Yet Be Purchased
	Announced	Price Paid	Under the
Time Period	Programs	per Share	Programs

July 1 – July 31 (a)	8,755,561	$31.80	24,097,204
August 1 – August 31 (b)	14,905,110	32.20	137,494,890
September 1 – September 30 (c)	5,773,647	33.01	131,721,243

Total	29,434,318	$32.24	131,721,243

(a)	All shares purchased during July of 2006 were purchased under the publicly announced December 21, 2004, authorization.
(b)	During August of 2006, 2.4 million shares were purchased under the publicly announced December 21, 2004, authorization and 12.5 million shares were purchased under the publicly announced August 3, 2006, authorization.
(c)	All shares purchased during September of 2006 were purchased under the publicly announced August 3, 2006, authorization.

20	U.S. Bancorp

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
Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate, commercial real estate, equipment finance, small-ticket leasing and public sector clients, along with lending guaranteed by the Small Business Administration. Wholesale Banking contributed $298 million of the Company’s net income in the third quarter and $907 million in the first nine months of 2006, or increases of $11 million and $41 million, respectively, compared with the same periods of 2005. The increases were primarily driven by growth in total net revenue.
     Total net revenue increased $15 million (2.2 percent) in the third quarter and $60 million (2.9 percent) in the first nine months of 2006, compared with the same periods of 2005. Net interest income, on a taxable-equivalent basis, increased $2 million in the third quarter and $40 million in the first nine months of 2006, compared with the same periods of 2005. The increases in net interest income were driven by growth in average loan balances and a wider spread on total deposits due to their funding benefit during a rising interest rate environment, partially offset by reduced loan spreads due to competitive pricing. The increase in average loans was due to stronger commercial loan and commercial real estate loan demand in the first nine months of 2006.
     Noninterest income increased $13 million (6.3 percent) and $20 million (3.1 percent) in the third quarter and first nine months of 2006, respectively, compared with the same periods of 2005. The third quarter 2006 increase from a year ago was due to higher revenue from equity investments. The increase during the first nine months of 2006 was related to higher commercial products revenue including improvement in equipment leasing, partially offset by lower other commercial loan fees and letter of credit fees.
     Noninterest expense was flat in the third quarter of 2006, compared with the third quarter of 2005. Noninterest expense increased $2 million (.3 percent) in the first nine months of 2006, compared with the same period of 2005. The increase was primarily driven by higher personnel-related costs.
     The provision for credit losses decreased $2 million in the third quarter and $7 million in the first nine months of 2006, compared with the same periods of 2005. The decrease in the provision for credit losses in the third quarter of 2006, was due to lower net charge-offs compared with the third quarter of 2005 caused by lower levels of nonperforming assets during this growth stage of the business cycle and strong credit underwriting. Nonperforming assets within Wholesale Banking were $213 million at September 30, 2006, $218 million at June 30, 2006, and $304 million at September 30, 2005. Nonperforming assets as a percentage of period-end loans were .42 percent at September 30, 2006, .43 percent at June 30, 2006, and ..62 percent at September 30, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace

U.S. Bancorp	21

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended September 30 (Dollars in Millions)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$478	$476	.4%	$986	$965	2.2%
Noninterest income	219	206	6.3	458	488	(6.1)
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	697	682	2.2	1,444	1,453	(.6)
Noninterest expense	224	224	—	623	622	.2
Other intangibles	4	4	—	12	63	(81.0)

Total noninterest expense	228	228	—	635	685	(7.3)

Income before provision and income taxes	469	454	3.3	809	768	5.3
Provision for credit losses	1	3	(66.7)	59	65	(9.2)

Income before income taxes	468	451	3.8	750	703	6.7
Income taxes and taxable-equivalent adjustment	170	164	3.7	273	256	6.6

Net income	$298	$287	3.8	$477	$447	6.7

Average Balance Sheet Data
Commercial	$33,764	$31,643	6.7%	$6,447	$6,283	2.6%
Commercial real estate	17,139	17,091	.3	10,805	10,385	4.0
Residential mortgages	61	68	(10.3)	20,592	18,263	12.8
Retail	44	31	41.9	35,586	34,710	2.5

Total loans	51,008	48,833	4.5	73,430	69,641	5.4
Goodwill	1,329	1,329	—	2,131	2,108	1.1
Other intangible assets	51	69	(26.1)	1,490	1,193	24.9
Assets	56,359	53,809	4.7	82,164	78,059	5.3
Noninterest-bearing deposits	11,264	12,201	(7.7)	12,663	13,319	(4.9)
Interest checking	3,737	2,847	31.3	17,437	17,333	.6
Savings products	5,481	5,181	5.8	20,591	23,809	(13.5)
Time deposits	12,022	14,080	(14.6)	18,831	17,326	8.7

Total deposits	32,504	34,309	(5.3)	69,522	71,787	(3.2)
Shareholders’ equity	5,800	5,503	5.4	6,622	6,627	(.1)

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Nine Months Ended September 30 (Dollars in Millions)	2006	2005	Change	2006	2005	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,440	$1,400	2.9%	$2,903	$2,824	2.8%
Noninterest income	668	654	2.1	1,306	1,361	(4.0)
Securities gains (losses), net	2	(4)	*	—	—	—

Total net revenue	2,110	2,050	2.9	4,209	4,185	.6
Noninterest expense	678	676	.3	1,827	1,809	1.0
Other intangibles	12	12	—	37	189	(80.4)

Total noninterest expense	690	688	.3	1,864	1,998	(6.7)

Income before provision and income taxes	1,420	1,362	4.3	2,345	2,187	7.2
Provision for credit losses	(6)	1	*	176	202	(12.9)

Income before income taxes	1,426	1,361	4.8	2,169	1,985	9.3
Income taxes and taxable-equivalent adjustment	519	495	4.8	790	723	9.3

Net income	$907	$866	4.7	$1,379	$1,262	9.3

Average Balance Sheet Data
Commercial	$33,164	$31,020	6.9%	$6,381	$6,104	4.5%
Commercial real estate	17,262	16,779	2.9	10,691	10,252	4.3
Residential mortgages	61	62	(1.6)	20,478	16,808	21.8
Retail	43	36	19.4	35,247	33,859	4.1

Total loans	50,530	47,897	5.5	72,797	67,023	8.6
Goodwill	1,329	1,329	—	2,115	2,109	.3
Other intangible assets	55	73	(24.7)	1,425	1,159	23.0
Assets	56,032	53,068	5.6	81,003	74,868	8.2
Noninterest-bearing deposits	11,784	12,144	(3.0)	12,686	13,067	(2.9)
Interest checking	3,346	3,216	4.0	17,614	17,236	2.2
Savings products	5,449	5,308	2.7	21,425	24,587	(12.9)
Time deposits	12,470	12,575	(.8)	18,471	16,865	9.5

Total deposits	33,049	33,243	(.6)	70,196	71,755	(2.2)
Shareholders’ equity	5,689	5,424	4.9	6,509	6,486	.4

*	Not meaningful

22	U.S. Bancorp

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change

$127	$111	14.4%	$164	$154	6.5%	$(82)	$85	* %	$1,673	$1,791	(6.6)%
354	301	17.6	672	579	16.1	45	1	*	1,748	1,575	11.0
—	—	—	—	—	—	—	1	*	—	1	*

481	412	16.7	836	733	14.1	(37)	87	*	3,421	3,367	1.6
230	205	12.2	313	274	14.2	59	23	*	1,449	1,348	7.5
20	15	33.3	53	45	17.8	—	(2)	*	89	125	(28.8)

250	220	13.6	366	319	14.7	59	21	*	1,538	1,473	4.4

231	192	20.3	470	414	13.5	(96)	66	*	1,883	1,894	(.6)
—	—	—	74	88	(15.9)	1	(11)	*	135	145	(6.9)

231	192	20.3	396	326	21.5	(97)	77	*	1,748	1,749	(.1)
84	70	20.0	144	119	21.0	(126)	(14)	*	545	595	(8.4)

$147	$122	20.5	$252	$207	21.7	$29	$91	(68.1)	$1,203	$1,154	4.2

$1,847	$1,588	16.3%	$3,880	$3,570	8.7%	$130	$167	(22.2)%	$46,068	$43,251	6.5%
695	631	10.1	—	—	—	62	86	(27.9)	28,701	28,193	1.8
460	405	13.6	—	—	—	5	5	—	21,118	18,741	12.7
2,408	2,315	4.0	8,927	7,993	11.7	42	49	(14.3)	47,007	45,098	4.2

5,410	4,939	9.5	12,807	11,563	10.8	239	307	(22.1)	142,894	135,283	5.6
1,379	874	57.8	2,477	2,061	20.2	1	—	*	7,317	6,372	14.8
452	301	50.2	1,157	1,002	15.5	—	2	*	3,150	2,567	22.7
7,808	6,640	17.6	17,850	15,475	15.3	49,908	51,684	(3.4)	214,089	205,667	4.1
4,020	3,735	7.6	334	163	*	(61)	16	*	28,220	29,434	(4.1)
2,418	2,325	4.0	—	—	—	3	3	—	23,595	22,508	4.8
5,595	5,491	1.9	20	17	17.6	27	19	42.1	31,714	34,517	(8.1)
3,249	1,656	96.2	3	7	(57.1)	2,341	1,456	60.8	36,446	34,525	5.6

15,282	13,207	15.7	357	187	90.9	2,310	1,494	54.6	119,975	120,984	(.8)
2,337	1,654	41.3	4,782	4,063	17.7	1,376	2,259	(39.1)	20,917	20,106	4.0

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change

$379	$316	19.9%	$483	$435	11.0%	$(110)	$328	* %	$5,095	$5,303	(3.9)%
1,073	897	19.6	1,916	1,610	19.0	151	34	*	5,114	4,556	12.2
—	—	—	—	—	—	1	(53)	*	3	(57)	*

1,452	1,213	19.7	2,399	2,045	17.3	42	309	(86.4)	10,212	9,802	4.2
705	616	14.4	908	768	18.2	187	153	22.2	4,305	4,022	7.0
64	46	39.1	150	129	16.3	—	1	*	263	377	(30.2)

769	662	16.2	1,058	897	17.9	187	154	21.4	4,568	4,399	3.8

683	551	24.0	1,341	1,148	16.8	(145)	155	*	5,644	5,403	4.5
2	2	—	199	269	(26.0)	4	(13)	*	375	461	(18.7)

681	549	24.0	1,142	879	29.9	(149)	168	*	5,269	4,942	6.6
248	200	24.0	416	320	30.0	(261)	(142)	(83.8)	1,712	1,596	7.3

$433	$349	24.1	$726	$559	29.9	$112	$310	(63.9)	$3,557	$3,346	6.3

$1,624	$1,576	3.0%	$3,726	$3,401	9.6%	$134	$162	(17.3)%	$45,029	$42,263	6.5%
688	641	7.3	—	—	—	63	90	(30.0)	28,704	27,762	3.4
449	389	15.4	—	—	—	4	7	(42.9)	20,992	17,266	21.6
2,411	2,302	4.7	8,589	7,895	8.8	44	49	(10.2)	46,334	44,141	5.0

5,172	4,908	5.4	12,315	11,296	9.0	245	308	(20.5)	141,059	131,432	7.3
1,377	874	57.6	2,410	2,010	19.9	1	—	*	7,232	6,322	14.4
474	316	50.0	1,125	960	17.2	—	6	*	3,079	2,514	22.5
7,589	6,642	14.3	17,210	15,038	14.4	50,354	51,889	(3.0)	212,188	201,505	5.3
3,778	3,601	4.9	308	146	*	110	45	*	28,666	29,003	(1.2)
2,395	2,432	(1.5)	—	—	—	3	7	(57.1)	23,358	22,891	2.0
5,565	5,466	1.8	19	15	26.7	31	17	82.4	32,489	35,393	(8.2)
2,730	1,234	*	3	3	—	2,269	2,588	(12.3)	35,943	33,265	8.1

14,468	12,733	13.6	330	164	*	2,413	2,657	(9.2)	120,456	120,552	(.1)
2,337	1,666	40.3	4,620	3,971	16.3	1,388	2,364	(41.3)	20,543	19,911	3.2

U.S. Bancorp	23

banking, student banking and 24-hour banking. Consumer Banking contributed $477 million of the Company’s net income in the third quarter and $1,379 million in the first nine months of 2006, or increases of $30 million and $117 million, respectively, compared with the same periods of 2005. While the retail banking business grew net income 7.5 percent in the third quarter and 10.4 percent in the first nine months of 2006, the contribution of the mortgage banking business decreased 2.9 percent and 4.3 percent, respectively, compared with the same periods of 2005.
     Total net revenue decreased $9 million (.6 percent) in the third quarter and increased $24 million (.6 percent) in the first nine months of 2006, compared with the same periods of 2005. Net interest income, on a taxable-equivalent basis, increased $21 million in the third quarter and $79 million in the first nine months of 2006, compared with the same periods of 2005. The year-over-year increases in net interest income were due to strong growth in average loans and the funding benefit of total deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing. The increases in average loan balances reflected growth in residential mortgages, retail loans, commercial loans and commercial real estate loans. Residential mortgages, which include traditional residential mortgages, grew 12.8 percent in the third quarter and 21.8 percent in the first nine months of 2006, compared with the same periods of a year ago. Residential mortgage balances increased throughout 2005, reflecting the Company’s retention of adjustable-rate residential mortgages. However, during the first nine months of 2006, residential mortgage balances have increased only slightly and are expected to remain essentially flat in future periods due to the Company’s decision in the first quarter of 2006 to package and sell the majority of its residential mortgage loan production in the secondary markets. The growth in retail loans was principally driven by an increase in installment loans which increased 10.1 percent in the third quarter and 13.6 percent in the first nine months of 2006, over the same periods of 2005. The year-over-year decreases in average deposits were primarily due to a reduction in savings and noninterest-bearing deposit products, offset by growth in interest checking and time deposits. Average time deposit balances grew $1.5 billion in the third quarter and $1.6 billion in the first nine months of 2006, compared with the same periods of 2005, as a portion of noninterest-bearing and money market balances migrated to fixed-rate time deposit products. Average savings balances declined $3.2 billion (13.5 percent) and $3.2 billion (12.9 percent) in the third quarter and first nine months of 2006, respectively, compared with the same periods of 2005, principally related to money market accounts.
     Fee-based noninterest income decreased $30 million in the third quarter and $55 million in the first nine months of 2006, compared with the same periods of 2005. The year-over-year decline in fee-based revenue was driven by a reduction in mortgage banking revenue, partially offset by an increase in deposit service charges due to increased transaction-related fees and net new checking accounts. The reduction in mortgage banking revenue principally reflected the adoption of fair value accounting for MSRs as of January 1, 2006.
     Noninterest expense decreased $50 million (7.3 percent) in the third quarter and $134 million (6.7 percent) in the first nine months of 2006, compared with the same periods of 2005. The decreases were primarily attributable to the elimination of MSR amortization under SFAS 156 which resulted in a reduction of other intangible expense. Partially offsetting this decrease were increases in compensation and employee benefit expenses. The increases in compensation and employee benefit expenses reflected the impact of the net addition of 33 in-store and 33 traditional branches at September 30, 2006, compared with September 30, 2005.
     The provision for credit losses decreased $6 million and $26 million in the third quarter and first nine months of 2006, respectively, compared with the same periods of 2005. The improvements were attributable to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs declined to .32 percent in the third quarter of 2006, compared with .37 percent in the third quarter of 2005. The decline in net charge-offs included both the commercial and retail loan portfolios. Commercial and commercial real estate loan net charge-offs declined $2 million in the third quarter of 2006, compared with the third quarter of 2005. Retail loan and residential mortgage net charge-offs declined by $4 million in the third quarter of 2006, compared with the third quarter of 2005, primarily due to lower bankruptcy losses and slightly higher retail recoveries. Nonperforming assets within Consumer Banking were $305 million at September 30, 2006, $275 million at June 30, 2006, and $302 million at September 30, 2005. Nonperforming assets as a percentage of period-end loans were ..43 percent at September 30, 2006, .39 percent at June 30, 2006, and .45 percent at September 30, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

24	U.S. Bancorp

Wealth Management provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through six businesses: Private Client Group, Corporate Trust, U.S. Bancorp Investments and Insurance, FAF Advisors, Institutional Trust and Custody and Fund Services. Wealth Management contributed $147 million of the Company’s net income in the third quarter and $433 million in the first nine months of 2006, or increases of $25 million and $84 million, respectively, compared with the same periods of 2005. The growth was primarily attributable to higher total net revenue, partially offset by an increase in noninterest expense.
     Total net revenue increased $69 million (16.7 percent) in the third quarter and $239 million (19.7 percent) in the first nine months of 2006, compared with the same periods of 2005. Net interest income, on a taxable-equivalent basis, increased $16 million in the third quarter and $63 million in the first nine months of 2006, compared with the same periods of 2005. The increases in net interest income were due to growth in total average deposits and the favorable impact of rising interest rates on the funding benefit of customer deposits, partially offset by a decline in loan spreads. The increase in total deposits was attributable to growth in noninterest-bearing deposits and time deposits principally in Corporate Trust. Noninterest income increased $53 million in the third quarter and $176 million in the first nine months of 2006, compared with the same periods of 2005, driven by account growth, favorable equity market conditions and the acquisition of a corporate and institutional trust business in late 2005.
     Noninterest expense increased $30 million (13.6 percent) in the third quarter and $107 million (16.2 percent) in the first nine months of 2006, compared with the same periods of 2005. The increases in noninterest expense were primarily attributable to the acquisition of the corporate and institutional trust business.
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $252 million of the Company’s net income in the third quarter and $726 million in the first nine months of 2006, or increases of $45 million and $167 million, respectively, compared with the same periods of 2005. The increases were due to growth in total net revenue driven by higher transaction volumes and a lower provision for credit losses, partially offset by increases in total noninterest expense.
     Total net revenue increased $103 million (14.1 percent) in the third quarter and $354 million (17.3 percent) in the first nine months of 2006, compared with the same periods of 2005. Net interest income increased $10 million in the third quarter and $48 million in the first nine months of 2006, compared with the same periods of 2005. The increases were primarily due to growth in higher yielding retail loan balances, partially offset by an increase in non-earning assets resulting in higher funding expense. Noninterest income increased $93 million in the third quarter and $306 million in the first nine months of 2006, compared with the same periods of 2005. The increases in fee-based revenue were driven by strong growth in credit and debit card revenue, corporate payment products revenue and merchant processing revenue. Credit and debit card revenue increased due to higher customer transaction volume. Corporate payment products revenue reflected organic growth in sales volumes and card usage as well as the acquisition of a freight payments company in July of 2006. Merchant processing revenue also grew from a year ago due to an increase in sales volume driven by acquisitions, higher same store sales and equipment fees. Noninterest income for the first nine months of 2006 also included the impact of a $10 million settlement in the first quarter.
     Noninterest expense increased $47 million (14.7 percent) in the third quarter and $161 million (17.9 percent) in the first nine months of 2006, compared with the same periods of 2005. The increases in noninterest expense were primarily attributable to the acquisition of merchant acquiring and corporate payments businesses, higher compensation and employee benefit costs for processing associated with increased credit and debit card transaction volumes, higher corporate payment products and merchant processing sales volumes, and higher ATM processing services volumes.
     The provision for credit losses decreased $14 million (15.9 percent) in the third quarter and $70 million (26.0 percent) in the first nine months of 2006, compared with the same periods of 2005, due to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 2.29 percent in the third quarter of 2006, compared with 3.02 percent in the third quarter of 2005. The favorable change in credit losses reflected the near-term impact of changes in bankruptcy legislation in the fourth quarter of 2005.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to

U.S. Bancorp	25

average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. In addition, prior to the adoption of SFAS 156, changes in MSR valuations due to interest rate changes were managed at a corporate level and, as such, reported within this business unit. Treasury and Corporate Support recorded net income of $29 million in the third quarter and $112 million in the first nine months of 2006, or decreases of $62 million and $198 million, respectively, compared with the same periods of 2005.
     Total net revenue decreased $124 million in the third quarter and $267 million in the first nine months of 2006, compared with the same periods of 2005. The year-over-year decreases in total net revenue were primarily due to unfavorable variances in net interest income, partially offset by higher noninterest income. The decrease in net interest income reflected the impact of a flatter yield curve and asset/liability management decisions, including reducing the investment securities portfolio, changes in interest rate derivative positions and the issuance of wholesale funding. Noninterest income increased $43 million in the third quarter and $171 million in the first nine months of 2006, compared with the same periods of 2005. The increase in noninterest income in the third quarter and first nine months of 2006 was driven by a gain on the sale of equity interests in a card association. The increase during the first nine months of 2006 was also due to trading income from derivatives, a gain from the initial public offering of a card association realized in the second quarter of 2006 and securities losses incurred in the first nine months of 2005.
     Noninterest expense increased $38 million in the third quarter and $33 million in the first nine months of 2006, compared with the same periods of 2005. The increases in noninterest expense were driven by higher business integration costs related to recent acquisitions and amortization of community development investments.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.7 percent and 32.1 percent in the third quarter and first nine months of 2006, respectively, compared with 33.7 percent and 32.0 percent in the same periods of 2005, respectively. The effective rate for the third quarter of 2006 reflected an expected increase in income tax credits from tax-advantaged investments through the remainder of the year.
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

26	U.S. Bancorp

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

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2006	2005

	(Unaudited)
Assets
Cash and due from banks	$6,355	$8,004
Investment securities
Held-to-maturity (fair value $97 and $113, respectively)	91	109
Available-for-sale	39,429	39,659
Loans held for sale	2,649	1,686
Loans
Commercial	46,594	42,942
Commercial real estate	28,973	28,463
Residential mortgages	21,215	20,730
Retail	47,626	45,671

Total loans	144,408	137,806
Less allowance for loan losses	(2,034)	(2,041)

Net loans	142,374	135,765
Premises and equipment	1,835	1,841
Goodwill	7,444	7,005
Other intangible assets	3,171	2,874
Other assets	13,507	12,522

Total assets	$216,855	$209,465

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$30,554	$32,214
Interest-bearing	69,095	70,024
Time deposits greater than $100,000	21,312	22,471

Total deposits	120,961	124,709
Short-term borrowings	24,783	20,200
Long-term debt	41,230	37,069
Other liabilities	8,955	7,401

Total liabilities	195,929	189,379
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 9/30/06 — 40,000 shares	1,000	—
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/06 and 12/31/05 — 1,972,643,007 shares	20	20
Capital surplus	5,770	5,907
Retained earnings	20,770	19,001
Less cost of common stock in treasury: 9/30/06 — 209,488,841 shares; 12/31/05 — 157,689,004 shares	(6,093)	(4,413)
Other comprehensive income	(541)	(429)

Total shareholders’ equity	20,926	20,086

Total liabilities and shareholders’ equity	$216,855	$209,465

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2006	2005	2006	2005

Interest Income
Loans	$2,569	$2,167	$7,350	$6,105
Loans held for sale	40	30	99	75
Investment securities	500	492	1,490	1,454
Other interest income	40	29	119	84

Total interest income	3,149	2,718	9,058	7,718
Interest Expense
Deposits	640	414	1,721	1,083
Short-term borrowings	321	205	861	460
Long-term debt	528	317	1,415	895

Total interest expense	1,489	936	3,997	2,438

Net interest income	1,660	1,782	5,061	5,280
Provision for credit losses	135	145	375	461

Net interest income after provision for credit losses	1,525	1,637	4,686	4,819
Noninterest Income
Credit and debit card revenue	206	185	590	516
Corporate payment products revenue	150	135	416	362
ATM processing services	63	64	183	168
Merchant processing services	253	200	719	576
Trust and investment management fees	305	251	916	751
Deposit service charges	268	246	764	690
Treasury management fees	111	109	334	333
Commercial products revenue	100	103	311	299
Mortgage banking revenue	68	111	167	323
Investment products fees and commissions	34	37	114	115
Securities gains (losses), net	—	1	3	(57)
Other	190	134	600	423

Total noninterest income	1,748	1,576	5,117	4,499
Noninterest Expense
Compensation	632	603	1,892	1,782
Employee benefits	123	106	379	330
Net occupancy and equipment	168	162	494	475
Professional services	54	44	130	119
Marketing and business development	58	61	156	171
Technology and communications	128	118	372	337
Postage, printing and supplies	66	64	198	190
Other intangibles	89	125	263	377
Debt prepayment	—	—	11	54
Other	220	190	673	564

Total noninterest expense	1,538	1,473	4,568	4,399

Income before income taxes	1,735	1,740	5,235	4,919
Applicable income taxes	532	586	1,678	1,573

Net income	$1,203	$1,154	$3,557	$3,346

Net income applicable to common equity	$1,187	$1,154	$3,524	$3,346

Earnings per common share	$.67	$.63	$1.98	$1.82
Diluted earnings per common share	$.66	$.62	$1.95	$1.80
Dividends declared per common share	$.33	$.30	$.99	$.90
Average common shares outstanding	1,771	1,823	1,784	1,836
Average diluted common shares outstanding	1,796	1,849	1,809	1,862

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2004	1,858	$—	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539
Net income					3,346			3,346
Unrealized loss on securities available for sale							(211)	(211)
Unrealized loss on derivatives							(30)	(30)
Foreign currency translation adjustment							8	8
Realized loss on derivatives							(197)	(197)
Reclassification adjustment for losses realized in net income							120	120
Income taxes							118	118

Total comprehensive income								3,154
Cash dividends declared on common stock					(1,647)			(1,647)
Issuance of common and treasury stock	13			(62)		360		298
Purchase of treasury stock	(53)					(1,549)		(1,549)
Stock option and restricted stock grants				72				72
Shares reserved to meet deferred compensation obligations				1		(4)		(3)

Balance September 30, 2005	1,818	$—	$20	$5,913	$18,457	$(4,318)	$(208)	$19,864

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4
Net income					3,557			3,557
Unrealized loss on securities available for sale							(52)	(52)
Unrealized gain on derivatives							39	39
Foreign currency translation adjustment							5	5
Realized loss on derivatives							(199)	(199)
Reclassification adjustment for losses realized in net income							28	28
Income taxes							67	67

Total comprehensive income								3,445
Cash dividends declared:
Preferred					(33)			(33)
Common					(1,759)			(1,759)
Issuance of common and treasury stock	28			(95)		812		717
Purchase of treasury stock	(80)					(2,488)		(2,488)
Stock option and restricted stock grants				9				9
Shares reserved to meet deferred compensation obligations				1		(4)		(3)
Issuance of preferred stock		1,000		(52)				948

Balance September 30, 2006	1,763	$1,000	$20	$5,770	$20,770	$(6,093)	$(541)	$20,926

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

(Dollars in Millions)
(Unaudited)	2006	2005

Operating Activities
Net cash provided by operating activities	$4,512	$2,899
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,132	3,065
Proceeds from maturities of investment securities	3,174	8,072
Purchases of investment securities	(5,094)	(10,430)
Net (increase) decrease in loans outstanding	(5,455)	(8,940)
Proceeds from sales of loans	1,394	1,150
Purchases of loans	(2,171)	(2,581)
Acquisitions, net of cash acquired	(587)	(279)
Other, net	(305)	(1,216)

Net cash used in investing activities	(7,912)	(11,159)
Financing Activities
Net increase (decrease) in deposits	(4,313)	54
Net increase (decrease) in short-term borrowings	4,462	9,977
Principal payments or redemption of long-term debt	(9,103)	(9,248)
Proceeds from issuance of long-term debt	13,379	11,002
Proceeds from issuance of preferred stock	948	—
Proceeds from issuance of common stock	613	246
Repurchase of common stock	(2,480)	(1,605)
Cash dividends paid on preferred stock	(17)	—
Cash dividends paid on common stock	(1,777)	(1,660)

Net cash provided by financing activities	1,712	8,766

Change in cash and cash equivalents	(1,688)	506
Cash and cash equivalents at beginning of period	8,202	6,537

Cash and cash equivalents at end of period	$6,514	$7,043

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and recognition of changes in that funded status in the year in which the changes occur through other comprehensive income. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial statements.
Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008, with earlier adoption permitted. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. This statement encourages an entity to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements, including SFAS 107, “Disclosures about Fair Value of Financial Instruments”, where practicable. The Company is currently assessing the impact of this guidance on its financial statements.
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

32	U.S. Bancorp

Accounting for Servicing of Financial Assets In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). The Company elected to adopt SFAS 156 effective January 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights (“MSRs”) and continuing the LOCOM method for all other servicing assets and liabilities. Adopting the fair value measurement method resulted in the Company recording a cumulative-effect accounting adjustment to increase beginning retained earnings by $4 million (net of tax). Approximately $3 million represented the difference between the fair value and the carrying amount of the Company’s MSRs as of January 1, 2006, and the additional $1 million represented the reclassification of unrealized gains in accumulated other comprehensive income at adoption, for certain available-for-sale securities reclassified to trading securities upon the adoption of the provisions of this statement. Additional information regarding MSRs is disclosed in Note 5 in the Notes to Consolidated Financial Statements.
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

U.S. Bancorp	33

Note 3	Investment Securities
The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	September 30, 2006				December 31, 2005

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$7	$—	$—	$7	$8	$—	$—	$8
Obligations of state and political subdivisions	71	6	—	77	84	5	(1)	88
Other debt securities	13	—	—	13	17	—	—	17

Total held-to-maturity securities	$91	$6	$—	$97	$109	$5	$(1)	$113

Available-for-sale (b)
U.S. Treasury and agencies	$455	$1	$(7)	$449	$496	$2	$(9)	$489
Mortgage-backed securities	34,978	84	(855)	34,207	38,161	86	(733)	37,514
Asset-backed securities	7	—	—	7	12	—	—	12
Obligations of state and political subdivisions	3,695	63	—	3,758	640	3	(6)	637
Other securities and investments	1,004	9	(5)	1,008	1,012	2	(7)	1,007

Total available-for-sale securities	$40,139	$157	$(867)	$39,429	$40,321	$93	$(755)	$39,659

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.
    The weighted-average maturity of the available-for-sale investment securities was 6.5 years at September 30, 2006, compared with 6.1 years at December 31, 2005. The corresponding weighted-average yields were 5.25 percent and 4.89 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.2 years at September 30, 2006, compared with 7.2 years at December 31, 2005. The corresponding weighted-average yields were 6.44 percent at September 30, 2006, and December 31, 2005.
    Securities carried at $37.8 billion at September 30, 2006, and $36.9 billion at December 31, 2005, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities, were collateralized by securities with an amortized cost of $9.7 billion at September 30, 2006, and $10.9 billion at December 31, 2005, respectively.
The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2006	2005	2006	2005

Taxable	$465	$488	$1,416	$1,443
Non-taxable	35	4	74	11

Total interest income from investment securities	$500	$492	$1,490	$1,454

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2006	2005	2006	2005

Realized gains	$—	$1	$4	$13
Realized losses	—	—	(1)	(70)

Net realized gains (losses)	$—	$1	$3	$(57)

Income tax (benefit) on realized gains (losses)	$—	$—	$1	$(22)

34	U.S. Bancorp

    For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at September 30, 2006, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired which have been in a continuous unrealized loss position at September 30, 2006:

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses

Held-to-maturity
Obligations of state and political subdivisions	$10	$—	$3	$—	$13	$—

Total	$10	$—	$3	$—	$13	$—

Available-for-sale
U.S. Treasury and agencies	$—	$—	$332	$(7)	$332	$(7)
Mortgage-backed securities	5,726	(92)	23,806	(763)	29,532	(855)
Asset-backed securities	—	—	7	—	7	—
Obligations of state and political subdivisions	44	—	35	—	79	—
Other securities and investments	70	—	330	(5)	400	(5)

Total	$5,840	$(92)	$24,510	$(775)	$30,350	$(867)

    The Company’s rationale, by investment category, for determining if investments with unrealized losses that are not deemed to be other-than-temporarily impaired at September 30, 2006, was as follows:
Held-to-Maturity
Obligations of state and political subdivisions During the second quarter of 2006, the Company recorded an impairment of $1 million on a municipal security with a balance of $2 million as it was determined that the revenues supporting the security may not be sufficient to make all contractual principal and interest payments. The remaining unrealized losses were caused by increases in interest rates. The issuers of these securities do not have the contractual ability to pay off these securities at less than par. The Company has the ability and intent to hold these investments until maturity which is consistent with their designation as held to maturity. Consequently, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2006.
Available-for-Sale
U.S. Treasury and agencies The unrealized losses on these securities were caused solely by rising interest rates since credit quality is not an issue for these types of securities. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of September 30, 2006.
Mortgage-backed securities Substantially all of these securities were issued by GNMA, FNMA and FHLMC and the remainder were privately issued with high investment grade credit ratings. The unrealized losses for these securities were caused by rising interest rates over the past few years. Given the high credit quality of the investments, the Company fully expects to receive all contractual cash flows. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of September 30, 2006.
Obligations of state and political subdivisions The unrealized losses were caused by rising interest rates. These municipal securities are investment grade credit quality with substantially all rated AAA. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of September 30, 2006.

U.S. Bancorp	35

Other securities and investments The securities in this category consist primarily of debt issued by major U.S. banks. The losses are a result of a modest widening of credit spreads since the initial purchase dates. Given the high credit quality of these issuers, the Company expects to receive all contractual cash flows. None of these securities can be paid off for less than par at maturity or any earlier call date. Because the Company has the ability and intent to hold these securities until a recovery to adjusted book value, they are not considered to be other-than-temporarily impaired as of September 30, 2006.

Note 4	Loans
The composition of the loan portfolio was as follows:

	September 30, 2006		December 31, 2005

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$41,237	28.5%	$37,844	27.5%
Lease financing	5,357	3.7	5,098	3.7

Total commercial	46,594	32.2	42,942	31.2
Commercial real estate
Commercial mortgages	20,029	13.9	20,272	14.7
Construction and development	8,944	6.2	8,191	6.0

Total commercial real estate	28,973	20.1	28,463	20.7
Residential mortgages
Residential mortgages	15,142	10.5	14,538	10.5
Home equity loans, first liens	6,073	4.2	6,192	4.5

Total residential mortgages	21,215	14.7	20,730	15.0
Retail
Credit card	7,864	5.4	7,137	5.2
Retail leasing	7,068	4.9	7,338	5.3
Home equity and second mortgages	15,258	10.6	14,979	10.9
Other retail
Revolving credit	2,601	1.8	2,504	1.8
Installment	4,369	3.0	3,582	2.6
Automobile	8,431	5.9	8,112	5.9
Student	2,035	1.4	2,019	1.4

Total other retail	17,436	12.1	16,217	11.7

Total retail	47,626	33.0	45,671	33.1

Total loans	$144,408	100.0%	$137,806	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at September 30, 2006, and December 31, 2005.

Note 5	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $79.2 billion and $69.0 billion at September 30, 2006, and December 31, 2005, respectively. Effective January 1, 2006, the Company early adopted SFAS 156 and elected the fair value measurement method for MSRs. Under this method, the Company records MSRs initially at fair value and at each subsequent reporting date. The Company records changes in fair value in noninterest income in the period in which they occur. Prior to the adoption of SFAS 156, the initial carrying value of MSRs was amortized and recorded in noninterest expense as amortization of intangible assets.
    In March 2006, the Company began hedging the change in fair value of the MSRs using U.S. Treasury futures and options on U.S. Treasury futures contracts. Fair value changes related to the MSRs and the futures and options contracts, as well as servicing and other related fees, are recorded in mortgage banking revenue. The net impact of fair value changes related to MSRs and the futures and options contracts included in mortgage banking revenue was a net gain of $7 million and net loss of $3 million for the third quarter and first nine months of 2006, respectively.

36	U.S. Bancorp

Servicing and other related fees revenue recorded in the third quarter and first nine months of 2006, was $79 million and $235 million, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	September 30, 2006	September 30, 2006

Balance at beginning of period	$1,323	$1,123
Rights purchased	3	50
Rights capitalized	108	278
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	(68)	3
Other changes in fair value (b)	(42)	(130)

Balance at end of period	$1,324	$1,324

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time.
     The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. In March 2006, the Company implemented a program utilizing futures and options contracts to mitigate the valuation risk. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at September 30, 2006, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Net fair value	$(31)	$(7)	$(16)	$(56)

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
A summary of the Company’s MSRs and related characteristics by portfolio as of September 30, 2006, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,519	$8,614	$63,100	$79,233
Fair market value	$149	$156	$1,019	$1,324
Value (bps) *	198	181	161	167
Weighted-average servicing fees (bps)	41	43	36	37
Multiple (value/servicing fees)	4.83	4.21	4.47	4.51
Weighted-average note rate	5.90%	6.11%	5.81%	5.85%
Age (in years)	3.4	3.0	2.3	2.5
Expected life (in years)	7.8	6.6	6.8	6.9
Discount rate	11.4%	11.3%	10.6%	10.8%

*	Value is calculated as fair market value divided by the servicing portfolio.

U.S. Bancorp	37

Note 6	Earnings Per Common Share
The components of earnings per common share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	2006	2005

Net income	$1,203	$1,154	$3,557	$3,346
Preferred dividends	16	—	33	—

Net income applicable to common equity	$1,187	$1,154	$3,524	$3,346
Average common shares outstanding	1,771	1,823	1,784	1,836
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	25	26	25	26

Average diluted common shares outstanding	1,796	1,849	1,809	1,862

Earnings per common share	$.67	$.63	$1.98	$1.82
Diluted earnings per common share	$.66	$.62	$1.95	$1.80

Options to purchase 3 million and 15 million common shares for the three months ended September 30, 2006 and 2005, respectively, and 4 million and 16 million common shares for the nine months ended September 30, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

Note 7	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

			Post Retirement				Post Retirement
	Pension Plans		Medical Plans		Pension Plans		Medical Plans

(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost (income)
Service cost	$18	$16	$1	$1	$54	$48	$3	$3
Interest cost	29	28	3	4	88	84	10	12
Expected return on plan assets	(48)	(49)	—	—	(143)	(146)	—	(1)
Net amortization and deferral	(2)	(2)	—	—	(5)	(5)	—	—
Recognized actuarial loss	23	15	—	—	68	44	—	1

Net periodic benefit cost (income)	$20	$8	$4	$5	$62	$25	$13	$15

38	U.S. Bancorp

Note 8	Stock-based Compensation
As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock compensation plans, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock at a fixed price equal to the fair value of the underlying stock at the date of grant. Option grants are generally exercisable up to ten years from the date of grant. In addition, the plans provide for grants of shares of common stock or stock units that are subject to restriction on transfer prior to vesting. Most stock awards vest over three to five years and are subject to forfeiture if certain vesting requirements are not met. At September 30, 2006, there were 14 million shares (subject to adjustment for forfeitures) available for grant under various plans.
The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

	2006				2005

			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Stock Options/	Exercise	Contractual	Value	Stock Options/	Exercise	Contractual	Value
Three Months Ended September 30,	Shares	Price	Term	(in millions)	Shares	Price	Term	(in millions)

Stock option plans
Number outstanding at beginning of period	118,714,340	$25.30			137,980,612	$24.14
Granted	243,764	32.01			358,873	29.72
Exercised	(9,697,953)	23.74			(4,433,540)	20.80
Cancelled (a)	(474,450)	26.57			(1,555,920)	25.82

Number outstanding at end of period (b)	108,785,701	$25.44	5.1	$846	132,350,025	$24.25	5.2	$507
Exercisable at end of period	78,958,789	$24.39	3.9	$697	96,067,471	$23.86	4.3	$405

	2006				2005

			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Stock Options/	Exercise	Contractual	Value	Stock Options/	Exercise	Contractual	Value
Nine Months Ended September 30,	Shares	Price	Term	(in millions)	Shares	Price	Term	(in millions)

Stock option plans
Number outstanding at beginning of period	125,983,461	$24.38			134,727,285	$23.41
Granted	12,243,873	30.09			12,550,706	30.14
Exercised	(27,499,487)	22.50			(11,830,576)	20.75
Cancelled (a)	(1,942,146)	27.35			(3,097,390)	25.14

Number outstanding at end of period (b)	108,785,701	$25.44	5.1	$846	132,350,025	$24.25	5.2	$507
Exercisable at end of period	78,958,789	$24.39	3.9	$697	96,067,471	$23.86	4.3	$405

(a)	Options cancelled includes both non-vested (i.e., forfeitures) and vested options.
(b)	Outstanding options include stock-based awards that may be forfeited in future periods, however the impact of the estimated forfeitures is reflected in compensation expense.
     The weighted-average grant-date fair value of options granted was $5.61 and $6.14 for the three months ended September 30, 2006 and 2005, respectively, and was $6.30 and $6.66 for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $83 million and $41 million for the three months ended September 30, 2006 and 2005, respectively, and was $245 million and $109 million for the nine months ended September 30, 2006 and 2005, respectively. The total fair value of option shares vested was $1 million and $3 million for the three months ended September 30, 2006 and 2005, respectively, and was $50 million and $56 million for the nine months ended September 30, 2006 and 2005, respectively.
     Cash received from option exercises under all share-based payment arrangements was $215 million and $89 million for the three months ended September 30, 2006 and 2005, respectively, and was $603 million and $242 million for the nine months ended September 30, 2006 and 2005, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $31 million and $16 million for the three months ended September 30, 2006 and 2005, respectively, and totaled $92 million and $41 million for the nine months ended September 30, 2006 and 2005, respectively. To satisfy option exercises, the Company predominantly uses treasury stock.

U.S. Bancorp	39

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, requiring the use of subjective assumptions. The following table includes the assumptions utilized by the Company for newly issued grants:

	Nine Months Ended
	September 30,

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
Additional information regarding stock options outstanding as of September 30, 2006, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$5.83 - $10.00	18,435	.5	$ 7.96	18,435	$ 7.96
$10.01 - $15.00	444,370	2.4	12.49	444,370	12.49
$15.01 - $20.00	14,383,656	4.4	18.81	14,228,938	18.81
$20.01 - $25.00	39,675,476	4.5	22.31	34,105,842	22.44
$25.01 - $30.00	39,543,850	5.3	29.06	23,948,583	28.76
$30.01 - $35.00	14,443,387	6.5	30.96	5,936,094	31.81
$35.01 - $36.95	276,527	.6	35.89	276,527	35.89

	108,785,701	5.1	$25.44	78,958,789	$24.39

A summary of the status of the Company’s restricted shares of stock is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Grant-		Grant-		Grant-		Grant-
		Date		Date		Date		Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested shares
Number outstanding at beginning of period	3,018,314	$27.39	2,826,416	$26.51	2,644,171	$26.73	2,265,625	$25.06
Granted	42,355	31.69	23,810	30.15	1,032,605	30.19	1,014,428	30.05
Cancelled/vested	(6,668)	29.76	(25,035)	22.18	(487,249)	28.90	(410,991)	26.50
Forfeited	(116,862)	30.36	(99,029)	26.65	(252,388)	29.76	(142,900)	27.38

Number outstanding at end of period	2,937,139	$27.33	2,726,162	$26.57	2,937,139	$27.33	2,726,162	$26.57

     The total fair value of shares vested was $1 million for the three months ended September 30, 2006 and 2005, respectively, and was $15 million and $13 million for the nine months ended September 30, 2006 and 2005, respectively.
     Stock-based compensation expense was $22 million and $32 million for the three months ended September 30, 2006 and 2005, respectively, and was $80 million and $104 million for the nine months ended September 30, 2006 and 2005, respectively. At the time employee stock options expire, are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, stock-based compensation was $14 million and $20 million for three months ended September 30, 2006 and 2005, respectively, and was $50 million and $65 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $118 million of total unrecognized compensation cost related to nonvested share-based compensation.

40	U.S. Bancorp

arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3 years.

Note 9	Income Taxes
The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2006	2005	2006	2005

Federal
Current	$530	$455	$1,742	$1,199
Deferred	(63)	61	(299)	189

Federal income tax	467	516	1,443	1,388
State
Current	70	65	258	169
Deferred	(5)	5	(23)	16

State income tax	65	70	235	185

Total income tax provision	$532	$586	$1,678	$1,573

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2006	2005	2006	2005

Tax at statutory rate (35 percent)	$607	$609	$1,832	$1,722
State income tax, at statutory rates, net of federal tax benefit	43	45	153	120
Tax effect of
Tax credits	(97)	(48)	(216)	(131)
Tax-exempt income	(23)	(19)	(66)	(50)
Resolution of federal and state income tax examinations	—	—	—	(94)
Other items	2	(1)	(25)	6

Applicable income taxes	$532	$586	$1,678	$1,573

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
     The Company’s net deferred tax liability was $1,260 million at September 30, 2006, and $1,615 million at December 31, 2005.

U.S. Bancorp	41

Note 10	Guarantees and Contingent Liabilities

The following table is a summary of the guarantees and contingent liabilities of the Company at September 30, 2006:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$79	$10,886
Third-party borrowing arrangements	5	446
Securities lending indemnifications	—	15,136
Asset sales (a)	7	544
Merchant processing	52	62,664
Other guarantees	22	2,853
Other contingent liabilities	13	1,899

(a)	The maximum potential future payments does not include loans sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loans sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
     The Company currently processes card transactions in the United States, Canada and Europe for airlines, cruise lines and large tour operators. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2006, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $3.1 billion, with airline tickets representing 90 percent of that amount. The Company held collateral of $2.1 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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

42	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	43

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2006			2005

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$39,806	$519	5.22%	$41,782	$494	4.73%	(4.7)%
Loans held for sale	2,448	40	6.58	2,038	30	5.80	20.1
Loans (b)
Commercial	46,068	769	6.63	43,251	642	5.89	6.5
Commercial real estate	28,701	538	7.44	28,193	463	6.52	1.8
Residential mortgages	21,118	313	5.90	18,741	261	5.54	12.7
Retail	47,007	956	8.07	45,098	808	7.11	4.2

Total loans	142,894	2,576	7.16	135,283	2,174	6.38	5.6
Other earning assets	2,042	40	7.73	1,349	29	8.56	51.4

Total earning assets	187,190	3,175	6.74	180,452	2,727	6.01	3.7
Allowance for loan losses	(2,056)			(2,109)			2.5
Unrealized gain (loss) on available-for-sale securities	(1,185)			(258)			*
Other assets	30,140			27,582			9.3

Total assets	$214,089			$205,667			4.1

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,220			$29,434			(4.1)
Interest-bearing deposits
Interest checking	23,595	66	1.10	22,508	34	.61	4.8
Money market savings	26,116	151	2.30	28,740	94	1.30	(9.1)
Savings accounts	5,598	5	.40	5,777	4	.24	(3.1)
Time certificates of deposit less than $100,000	13,867	137	3.93	13,263	101	3.01	4.6
Time deposits greater than $100,000	22,579	281	4.93	21,262	181	3.37	6.2

Total interest-bearing deposits	91,755	640	2.77	91,550	414	1.79	.2
Short-term borrowings	23,601	334	5.60	22,248	205	3.66	6.1
Long-term debt	41,892	528	5.00	35,633	317	3.54	17.6

Total interest-bearing liabilities	157,248	1,502	3.79	149,431	936	2.49	5.2
Other liabilities	7,704			6,696			15.1
Shareholders’ equity
Preferred equity	1,000			—			*
Common equity	19,917			20,106			(.9)

Total shareholders’ equity	20,917			20,106			4.0

Total liabilities and shareholders’ equity	$214,089			$205,667			4.1%

Net interest income		$1,673			$1,791

Gross interest margin			2.95%			3.52%

Gross interest margin without taxable-equivalent increments			2.92			3.50

Percent of Earning Assets
Interest income			6.74%			6.01%
Interest expense			3.18			2.06

Net interest margin			3.56%			3.95%

Net interest margin without taxable-equivalent increments			3.53%			3.93%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

44	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2006			2005

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$39,858	$1,528	5.11%	$42,308	$1,459	4.60%	(5.8)%
Loans held for sale	2,062	99	6.42	1,723	75	5.77	19.7
Loans (b)
Commercial	45,029	2,193	6.51	42,263	1,833	5.79	6.5
Commercial real estate	28,704	1,563	7.28	27,762	1,313	6.33	3.4
Residential mortgages	20,992	909	5.78	17,266	718	5.55	21.6
Retail	46,334	2,704	7.80	44,141	2,259	6.84	5.0

Total loans	141,059	7,369	6.98	131,432	6,123	6.23	7.3
Other earning assets	2,096	119	7.55	1,388	84	8.12	51.0

Total earning assets	185,075	9,115	6.58	176,851	7,741	5.85	4.7
Allowance for loan losses	(2,056)			(2,116)			2.8
Unrealized gain (loss) on available-for-sale securities	(1,140)			(247)			*
Other assets	30,309			27,017			12.2

Total assets	$212,188			$201,505			5.3

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,666			$29,003			(1.2)
Interest-bearing deposits
Interest checking	23,358	161	.92	22,891	98	.58	2.0
Money market savings	26,820	405	2.02	29,517	243	1.10	(9.1)
Savings accounts	5,669	14	.34	5,876	12	.27	(3.5)
Time certificates of deposit less than $100,000	13,688	377	3.68	13,132	281	2.86	4.2
Time deposits greater than $100,000	22,255	764	4.59	20,133	449	2.98	10.5

Total interest-bearing deposits	91,790	1,721	2.51	91,549	1,083	1.58	.3
Short-term borrowings	23,398	884	5.05	18,313	460	3.36	27.8
Long-term debt	40,462	1,415	4.67	36,016	895	3.32	12.3

Total interest-bearing liabilities	155,650	4,020	3.45	145,878	2,438	2.23	6.7
Other liabilities	7,329			6,713			9.2
Shareholders’ equity
Preferred equity	688			—			*
Common equity	19,855			19,911			(.3)

Total shareholders’ equity	20,543			19,911			3.2

Total liabilities and shareholders’ equity	$212,188			$201,505			5.3%

Net interest income		$5,095			$5,303

Gross interest margin			3.13%			3.62%

Gross interest margin without taxable-equivalent increments			3.11			3.60

Percent of Earning Assets
Interest income			6.58%			5.85%
Interest expense			2.90			1.85

Net interest margin			3.68%			4.00%

Net interest margin without taxable-equivalent increments			3.66%			3.98%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	45

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2006.
Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

46	U.S. Bancorp

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: November 9, 2006

U.S. Bancorp	47

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2006	September 30, 2006

Earnings
1.	Net income		$1,203	$3,557
2.	Applicable income taxes		532	1,678

3.	Income before income taxes (1 + 2)		$1,735	$5,235

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$849	$2,276
	b.	Portion of rents representative of interest and amortization of debt expense	18	53

	c.	Fixed charges excluding interest on deposits (4a + 4b)	867	2,329
	d.	Interest on deposits	640	1,721

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,507	$4,050

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,602	7,564
7.	Earnings including interest on deposits (3 + 4e + 5)		3,242	9,285
8.	Fixed charges excluding interest on deposits (4c)		867	2,329
9.	Fixed charges including interest on deposits (4e)		1,507	4,050
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		3.00	3.25
11.	Including interest on deposits (line 7/line 9)		2.15	2.29

48	U.S. Bancorp

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

/s/ Jerry A. Grundhofer

Jerry A. Grundhofer
Chief Executive Officer
Dated: November 9, 2006

U.S. Bancorp	49

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

/s/ David M. Moffett

David M. Moffett
Chief Financial Officer
Dated: November 9, 2006

50	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Grundhofer	/s/ David M. Moffett

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer
Dated: November 9, 2006

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