Form 10-K
period 2006-12-31
US BANCORP \DE\
filed 2007-02-26
CIK 36104

2006 annual report and form 10-k

positive results

strategic acquisitions

return to shareholders

financial performance

enhanced customer data protection

top banking team

agency ratings

credit quality

expanded distribution

investments in our business

european payments expansion

new products

usbancorp

Five Star Service Guaranteed

2006 annual report and form 10-kp o s i t i v e r e s u l t sstrategic acquisitions return to shareholdersfinancial performanceenhanced customer data protectiontop banking teamagency ratingscredit quality expanded distributioninvestments in our business european payments expansion new products

Positive results
Come in various forms—sustainable earnings, geographic expansion, technological advances, customer service, competitive advantages, shareholder return, innovative products and dedicated employees. we delivered positive results on many fronts in 2006.
CORPORATE PROFILE
U.S. Bancorp, with total assets of $219 billion at year-end 2006, is a diversified financial holding company serving more than 14.2 million customers. U.S. Bancorp is the parent company of U.S. Bank, the sixth largest commercial bank in the U.S. U.S. Bank operates 2,472 banking offices in 24 states, primarily in the lower and upper Midwest and throughout the Southwest and Northwest, and conducts financial business in all 50 states.
Our company’s diverse business mix of products and services is provided through four major lines of business: Wholesale Banking, Payment Services, Wealth Management and Consumer Banking. Detailed information about these businesses can be found throughout this report. U.S. Bancorp is headquartered in Minneapolis, MN. U.S. Bancorp employs approximately 50,000 people.
Visit U.S. Bancorp online at usbank.com

CONTENTS

page 2	corporate overview
page 4	selected financial highlights
page 5	financial summary
page 6	letter to shareholders
page 8	positive results
FINANCIALS

page 18	management’s discussion and analysis
page 61	reports of management and independent accountants
page 64	consolidated financial statements
page 68	notes to consolidated financial statements
page 103	five-year consolidated financial statements
page 105	quarterly consolidated financial data
page 108	supplemental financial data
page 109	annual report on form 10-k
page 120	CEO and CFO certifications
page 123	executive officers
page 125	directors
inside back cover	corporate information
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This report contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, and effects of critical accounting policies and judgments. These and other risks that may cause actual results to differ from expectations are described throughout this report, which you should read carefully, including the sections entitled “Corporate Risk Profile” beginning on page 32 and “Risk Factors” beginning on page 111. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

corporate overview
u.s. bancorp is positioned for the current economic environment, as well as future challenges and opportunities. we are leaders in the industry in key financial measurements, and we continue to invest in high-value businesses and to implement strategies that enhance cross-selling, increase customer loyalty, streamline product development and expand distribution.
T H E B U S I N E S S E S A N DCANADAS C O P E O F U. S. B A N C O R P S P E C I A L I Z E D S E R V I C E S / O F F I C E S Commercial Banking Consumer Banking Corporate Banking Commercial Real Estate Payment Services Wealth Management Technology and Operations ServicesPayment Processing Nationally and in EuropeM E T R O P O L I TA N A N D C O M M U N I T Y B A N K I N GUNITED STATES2,472 banking offices in 24 states NORWAY24 — H O U R B A N K I N GSWEDENATMs: 4,841 DENMARKInternet: usbank.comIRELANDUNITED Telephone: 800-USBANKSKINGDOM NETHERLANDSBELGIUMPOLANDGERMANYAUSTRIA FRANCEITALY SPAIN2U.S. BANCORP
U.S . BANCORP AT A GLANCE

U.S. Bank is
6th largest U.S.
Ranking	commercial bank
Asset size	$219 billion
Deposits	$125 billion
Loans	$144 billion
Earnings per share (diluted)	$2.61
Return on average assets	2.23%
Return on average common equity	23.6%
Efficiency ratio	45.4%
Tangible efficiency ratio	42.8%
Customers	14.2 million
Primary banking region	24 states
Bank branches	2,472
ATMs	4,841
NYSE symbol	USB
At year-end 2006

REVENUE MIX BY BUSINESS LINE
WHOLESALE BANKING
U.S. Bancorp provides expertise, resources, prompt decision-making and commitment to partnerships that make us a leader in Corporate, Commercial and Commercial Real Estate Banking. From real-time cash flow management to working capital financing to equipment leasing and more, our complete set of traditional and online services is seamlessly integrated with the needs of our customers.
PAYMENT SERVICES
U.S. Bancorp is a world leader in payment services. Our Multi Service Aviation and Voyager fleet fuel and maintenance programs set the standard in the industry. PowerTrack® provides an enterprise payment solution for both public and private sectors. Our subsidiary NOVA Information Systems, Inc. is among the top payment processors in the world and growing, and we are among the largest ATM processors and credit, debit and gift card issuers in the industry.
WEALTH MANAGEMENT
U.S. Bancorp provides personalized, professional guidance to help individuals, businesses and municipalities build, manage, preserve and protect wealth through financial planning, private banking and personal trust, corporate and institutional trust and custody services, insurance and investment management. From retirement plans and health savings accounts to escrows and estate planning, our clients receive quality products and exceptional service.
CONSUMER BANKING
Convenience, customer service, accessibility and a comprehensive set of quality products make U.S. Bank the first choice of nearly 13 million consumers across our primary 24-state footprint. From basic checking and savings to flexible credit and loan options to mortgage, insurance and investment products, we streamline personal and small business banking to make banking straightforward and trouble-free.
INDUSTRY LEADING PERFORMANCE METRICS
Full year 2006

	USB	Peer Median	USB Rank

Return on Average Assets	2.23%	1.38%	1
Return on Average Common Equity	23.6%	15.1%	1
Efficiency Ratio	45.4%	58.6%	1
Tangible Efficiency Ratio	42.8%	57.3%	1
Peer Banks: BAC, BBT, CMA, FITB, KEY, NCC, PNC (excludes BlackRock/MLIM transaction), RF, STI, USB, WB, WFC and WM
Efficiency ratio is computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
Tangible efficiency ratio is computed as the efficiency ratio excluding intangible amortization expense.

DBRS =	A A
Fitch =	A A-
Moody’s =	A a2
S& P =	A A
SAFETY AND SOUNDNESS
The senior unsecured debt ratings established for U.S. Bancorp by Moody’s, Standard and Poor’s, Fitch, and Dominion Bond Rating Service reflect the rating agencies’ recognition of the strong, consistent financial performance of the company and the quality of the balance sheet.
REPUTATION AND PERFORMANCE
U.S. Bancorp is the top performing large bank in the country, according to Bank Director magazine’s 2006 Bank Performance Scorecard. The large-bank ranking included 25 banks and thrifts with total assets of $50 billion or more and was based on publicly available data over four linked quarters — Q3 and Q4 2005 and Q1 and Q2 2006.
U.S. BANCORP 3

selectedfinancialhighlightsDILUTEDEARNINGSDIVIDENDSD CLAREDNETINCOMEPERCOMMONSHAREPERCOMMONSHARE(DollarsinMillions)(InDollars)(InDollars)5,0003.001.40 3904,75161.22304,48942.14,167.218.2020.3,73393.11855.2,5003,1681.5065..701780.000020304050602030405060203040506RETURNONRETURNONAVERAGEAVERAGEASETSCOMMONEQUITY DIVIDENDPAYOUTRATIO(InPercents)(InPercents)(InPercents)2.424606.23..52321.22224.17.21.72.2522.3.5099.3.19472.14684.1811.441.21230000020304050602030405060203040506NETINTERESTMARGIN(TAXABLE-EQUIVALENTBASIS) EFFICIENCYRATIO(a)TIER1CAPITAL(InPercents)(InPercents)(InPercents)5.0050108.4865.6.3..41453.45.9445.849.44.642.882 5.840.97.8365.32.50255000020304050602030405060203040506AVERAGESHAREHOLDERS’TOTALRISK-BASEDAVERAGEASSETSEQUITYCAPITAL (DollarsinMillions)(DollarsinMillions)(InPercents)220,00025,000156.131.4135..6187,630191,593203,198213,51219,95320,710.121212171,94817,27319,39319,459 110,00012,5007.5000020304050602030405060203040506
(a) Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
4 U.S. BANCORP

financial summary

Year Ended December 31				2006	2005
(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	2004	v 2005	v 2004

Total net revenue (taxable-equivalent basis)	$13,636	$13,133	$12,659	3.8%	3.7%
Noninterest expense	6,180	5,863	5,785	5.4	1.3
Provision for credit losses	544	666	669
Income taxes and taxable-equivalent adjustments	2,161	2,115	2,038

Net Income	$4,751	$4,489	$4,167	5.8	7.7

Net Income applicable to common equity	$4,703	$4,489	$4,167	4.8	7.7

PER COMMON SHARE
Earnings per share	$2.64	$2.45	$2.21	7.8	10.9
Diluted earnings per share	2.61	2.42	2.18	7.9	11.0
Dividends declared per share	1.39	1.23	1.02	13.0	20.6
Book value per share	11.44	11.07	10.52	3.3	5.2
Market value per share	36.19	29.89	31.32	21.1	(4.6)
Average common shares outstanding	1,778	1,831	1,887	(2.9)	(3.0)
Average diluted common shares outstanding	1,804	1,857	1,913	(2.9)	(2.9)

FINANCIAL RATIOS

Return on average assets	2.23%	2.21%	2.17%
Return on average common equity	23.6	22.5	21.4
Net interest margin (taxable-equivalent basis)	3.65	3.97	4.25
Efficiency ratio (a)	45.4	44.3	45.3
AVERAGE BALANCES
Loans	$140,601	$131,610	$120,670	6.8%	9.1%
Investment securities	39,961	42,103	43,009	(5.1)	(2.1)
Earning assets	186,231	178,425	168,123	4.4	6.1
Assets	213,512	203,198	191,593	5.1	6.1
Deposits	120,589	121,001	116,222	(.3)	4.1
Total shareholders’ equity	20,710	19,953	19,459	3.8	2.5

PERIOD END BALANCES
Loans	$143,597	$136,462	$124,941	5.2%	9.2%
Allowance for credit losses	2,256	2,251	2,269	.2	(.8)
Investment securities	40,117	39,768	41,481	.9	(4.1)
Assets	219,232	209,465	195,104	4.7	7.4
Deposits	124,882	124,709	120,741	.1	3.3
Shareholders’ equity	21,197	20,086	19,539	5.5	2.8
Regulatory capital ratios
Tier 1 capital	8.8%	8.2%	8.6%
Total risk-based capital	12.6	12.5	13.1
Leverage	8.2	7.6	7.9
Tangible common equity	5.5	5.9	6.4

(a) Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
U.S. BANCORP 5

letter to shareholders
the year 2006 was a year of challenge, change and achievement for u.s. bancorp, and one of positive results.
FELLOW SHAREHOLDERS:
Achieving record net income
U.S. Bancorp reported record net income for 2006. Net income increased to $4.8 billion, or $2.61 per diluted common share, compared with $4.5 billion, or $2.42 per diluted common share in 2005. Once again, we achieved industry-leading profitability metrics with a return on average assets of 2.23 percent and return on average common equity of 23.6 percent.
We are pleased with the financial results, particularly given the challenging economic environment that our company, and the banking industry as a whole, have faced during this past year. Although the growth in diluted earnings per common share for 2006 of 7.9 percent was lower than it has been in the past few years, we believe the emphasis we have placed on growing our fee-based businesses, stabilizing net interest margin, maintaining high credit quality and our disciplined expense control significantly lessened the impact of a disadvantageous yield curve, heightened competition and excess liquidity that the market offered.
During 2006, U.S. Bancorp continued generating increased earnings from non-interest income, reducing vulnerability to rate fluctuations, and we continued taking risk out of the portfolio. In addition, we affirmed U.S. Bank as a leader in corporate trust, with strategic acquisitions of a number of corporate and institutional trust businesses.
Over the past year, we have become even more convinced that our strategy of investing in high-value, high-return fee-based businesses is the right one. The revenue stream and the competitive advantage have been particularly beneficial as the industry has wrestled with the flattened yield curve. To that end, we acquired additional card portfolios and expanded our merchant acquiring and processing business in Western Europe and Canada.
Preparing U.S. Bancorp for future growth
We are excited about the transitioning to a new CEO, and elsewhere on these pages you will see information regarding U.S. Bancorp succession planning. We have worked closely together since 1993 in building the new U.S. Bancorp, and we intend to continue on the successful path which has led us to achieving the positive results you’ll read about in this report.
The long-term goals of our company have not changed. Tactics may change as circumstances do, but the underlying goals and guiding principles remain. Chief among these is our steadfast commitment to our shareholders. That includes producing a minimum return on average common equity of 20 percent, targeting an 80 percent return of earnings to shareholders and growing earnings per share by ten percent over the long term.
We are also committed to developing skilled leadership for the future, investing for growth in our businesses, staying ahead of the ever-advancing technological curve and continuing to expand our reach. These goals, combined with disciplined financial management and the flexibility and readiness to seize an opportunity, give us a true sense of confidence in the bright future of this company.
We want to thank our 50,000 employees who delivered on our promises to customers and whose performance made possible our positive results. We are particularly proud that U.S. Banker magazine has ranked U.S. Bancorp number one in the nation for its team of women in executive positions at the company. The “Top Banking Team” award was announced in the October 2006 issue of the magazine.
6 U.S. BANCORP

T OTA L S H A R E H O L D E R R E T U R N (A $100 investment in U.S. Bancorp in 1996 was worth $487 at year-end 2006)$500 $487U.S. Bancorp400$276300S&P Commercial Bank Index $224 200S&P 500 Index1009697 98 99 00 01 02 03 04 05 06
RETURNING 80% OF EARNINGS TO SHAREHOLDERS(Earnings)59100%63 80 40 5053504620ReturntoShareholdersShareRepurchase RetentionDividend Payout 00604 05 06
New board member
In October 2006, we were pleased to welcome Olivia F. Kirtley to the board of directors. Ms. Kirtley serves on the company’s governance and audit committees. Her extensive experience in those areas makes her a valuable addition to our board. Ms. Kirtley, a Certified Public Accountant, is a business consultant on strategic and corporate governance issues and previously served as vice president of finance and chief financial officer of Vermont American Corporation, a global manufacturer. Prior to joining Vermont American, she was with the accounting firm of Ernst & Young.
Managing U.S. Bancorp to create
shareholder value
During the fourth quarter of 2006 we announced a 21 percent increase in the dividend rate on U.S. Bancorp common stock. This increased dividend payout allows our superior, industry-leading profitability to be transferred to our shareholders, while allowing us the financial flexibility we need to support balance sheet growth, capital expenditures and small cash acquisitions.
The dividend action continues 35 consecutive years of increasing our dividend. Since 1993, our dividend has shown a compound annual growth rate of 20.8 percent, ranking number one among our peer banking companies. U.S. Bancorp has paid a dividend for 144 consecutive years.
We value and appreciate your investment in U.S. Bancorp. From the hiring and development of talented, dedicated employees to providing outstanding customer service to our strategic direction and our everyday management, we work to increase the value of your investment in this company. It’s the reason we come to work each day.
Sincerely,

Richard K. Davis
President and Chief Executive Officer
U.S. Bancorp

Jerry A. Grundhofer
Chairman of the Board
U.S. Bancorp
February 26, 2007
Richard Davis succeeds Jerry
Grundhofer as CEO, December 12, 2006.
In accordance with an established succession plan, and a move designed to sustain our company’s growth and profitability, on December 12, 2006, Richard K. Davis succeeded Jerry A. Grundhofer as CEO of U.S. Bancorp. Richard will retain his title of president in addition to his new title of chief executive officer. Jerry will remain with U.S. Bancorp as chairman of the board until December 31, 2007. Richard had been president and chief operating officer of U.S. Bancorp since October 2004, and Jerry had been chief executive officer since 1993.
U.S. BANCORP 7

wholesale banking
continued demand for corporate and commercial loans in 2006, stabilized net interest margin and exceptional leveraging of cross - sell opportunities position us well .
We believe that key indicators in the commercial sector are positive; however, challenges of competitive credit and deposit pricing continued. The credit profile of our company remains excellent as we maintain our disciplined underwriting standards and focus on quality loans. Loans in the Wholesale Banking business line grew five percent in 2006. Although we may experience some increase in charge-offs in coming quarters, they should remain manageable. If interest rates hold steady, we would expect to see continued loan growth and profitability.
During the year, we took a number of actions to further strengthen our commercial and corporate banking industry position. We added new expertise at the senior levels in Corporate Banking and Commercial Real Estate and in our food and agribusiness specialized lending division. We opened new Commercial Real Estate offices in Atlanta, Boston, Houston and Philadelphia, bringing our number of CRE offices to 31 across the country, and opened a new foreign exchange office in Los Angeles, joining those already in Milwaukee, Minneapolis, Portland, St. Louis and Seattle. We launched a number of new products and expanded several existing services to provide customer efficiency, fraud protection, treasury management, and market entry into electronic records management.
KEY BUSINESS UNITS
Middle Market Commercial Banking
Commercial Real Estate
National Corporate Banking
Correspondent Banking
Dealer Commercial Services
Community Banking
Equipment Finance
Foreign Exchange
Government Banking
International Banking
Treasury Management
Small Business Equipment Finance
Small Business Administration
(SBA) Division
Title Industry Banking
8 U.S. BANCORP

FULL FINANCIAL PARTNERSHIPS
Extending credit is a critical component of Wholesale Banking, but not the only one. Our financial partnership with our business customers extends beyond lending to deposit and payment solutions, employee services, asset management, and trust services, just to name a few. But our most important contribution to our customers’ businesses is our expertise - in traditional, as well as very specialized services.
Among those specialized areas is Government Banking. U.S. Bank has provided financial services to federal, state, city, county, special districts and authorities for more than a century and currently has more than 5,000 government relationships across the country.
Other areas of specialized expertise include energy industries, food and agribusiness, healthcare, not-for-profit companies, broker dealer businesses and international trade finance. Whatever the market, the industry, the size or financial goals of business, U.S. Bank makes it our business to generate mutually positive results.
•	December 2006 U.S. Bank launches Image Cash Letter allowing financial institutions to electronically clear their cash letters.

•	Throughout 2006 U.S. Bank opens commercial real estate offices in Atlanta, Boston, Houston and Philadelphia.

•	July 2006 U.S. Bank Equipment Finance expands specialty services to `the material handling and construction industries, launching their Distribution Finance Group.

•	June 2006 U.S. Bank expands Positive Pay fraud protection service giving check writers payee name verification, which detects altered payee names on deposited items and at the teller line.

•	January 2006 U.S. Bank opens Los Angeles Foreign Exchange office providing competitive prices, expertise and customized foreign exchange hedging solutions.
U.S. BANCORP 9

payment services
this growing business is a strong driver of non - interest income and plays a crucial part in our plans for the future. our expertise, strategic expansion and superlative processing capabilities are commanding competitive advantages.
Our Payment Services line of business is a primary contributor to our growing percentage of fee-based income and contributes nearly a quarter of our total revenue. In a challenging rate environment such as we have seen in 2006, our fee-based revenue is a bold illustration of the benefits of a diversified business mix. U.S. Bancorp has the skill, scale and infrastructure to make the most of its payment and processing services.
We have invested heavily in the technology to support our delivery systems and our expansion of Payment Services. Payment Services is supported through a rich portfolio of products and processing solutions; retail payment solutions for debit, credit and gift cards; ATM processing and servicing; and specialized programs for financial institutions, the U.S. government, and hospitality and healthcare providers.
Payment Services is a business based on economies of scale, and we have been an active acquirer in this area, making 30 strategic payments business acquisitions since the year 2000. Each has been a purposeful expansion of distribution or product enhancement, and each added to scale and efficiency, solidifying our leadership position in the industry. NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp, is the nation’s third-largest payments processor. U.S. Bank is the processor for over 10 percent of all ATMs in the United States.
KEY BUSINESS UNITS
Corporate Payment Systems
Merchant Payment Services
NOVA Information Systems, Inc.
Retail Payment Solutions: Debit, Credit,
Specialty Cards and Gift Cards
Transactions Services:
ATM and Debit Processing and Services
10 U.S. BANCORP

PAYMENT SERVICES DRIVES SUCCESS AND REVENUE
U.S. Bank is now the world’s leading provider of freight audit and payments through PowerTrack®, our patented, electronic business-to-business payment network. PowerTrack processes more than 25 million electronic documents annually with more than 25,000 registered users worldwide. In 2006, the acquisition of Schneider Payment Services added approximately $7 billion in freight payments to the portfolio. In 2006, PowerTrack was named among the top 100 innovators by Supply & Demand Chain Executive magazine.
U.S. Bank’s Voyager Fleet Card program is a universal fuel and maintenance card accepted at more than 200,000 locations throughout the U.S. The program provides a single source for all card issuance, billing, payment and customer service, and it services more than 1.6 million vehicles nationwide.
In June, NOVA Information Systems’ European affiliate, euroConex, was awarded the title of “Merchant Acquirer of the Year” at the Cards International Global Awards. Judges cited the company’s international expansion and high cross-border competence. There are currently more than 200,000 merchants in the euroConex portfolio. Combined, NOVA and its affiliates First Horizon Merchant Services, euroConex and Elan provide global merchant processing services to financial institutions and clients in the United States, Canada and Europe, serving approximately 850,000 merchants worldwide.
•	December 2006 U.S. Bancorp establishes bank, Elavon Financial Services, in Dublin, Ireland, to support credit card merchant acquiring and processing in Europe.

•	November 2006 U.S. Bank launches contactless credit card pilot in Denver.

•	October 2006 NOVA and Discover Financial Services sign merchant processing agreement.

•	October 2006 U.S. Bank Canada acquires CIBC’s Visa® purchasing and corporate credit card portfolio.

•	July 2006 U.S. Bank issues 10 millionth gift card and remains the largest Visa gift card issuer in the United States.

•	June 2006 NOVA’s European affiliate, euroConex, named merchant acquirer of the year at Cards International global award event.

•	June 2006 U.S. Bank joins MoneyPass ATM network, gives customers surcharge-free access to more than 12,000 ATMs.

•	January 2006 NOVA buys First Horizon Merchant Services business; adds 53,000 merchants and expands hospitality portfolio.

•	January 2006 U.S. Bank Voyager acquires Advent Business Systems, Inc.
U.S. BANCORP 11

wealth management
a commitment to superior performance and customer service enhances our full range of investment management services and the services of our fast - growing corporate and institutional trust and custody businesses .
U.S. Bancorp is a major provider of wealth management services to individuals, businesses, corporations and non-profit organizations. With more than 100 years’ experience in these fields, we bring the long-term commitment and expertise that our clients demand for today’s complex and changing financial environment.
The sophisticated wealth management expertise and solutions of The Private Client Group provide the foundation to support the unique situations and needs of high net worth individuals, families and professional service corporations for whom we develop customized strategies to build, manage and protect their wealth.
We have been steadily expanding our Corporate Trust and Institutional Trust and Custody businesses, both by growing our existing client base and by strategic acquisitions. We are a leading provider of the full spectrum of corporate trust products and services required by corporations and municipalities for raising capital. We are also experts in trust, custody, retirement and health savings account solutions for corporations, businesses, public and non-profit entities.
Through FAF Advisors, we have been significantly increasing distribution of our proprietary mutual fund family, First American Funds, to third party retail mutual-fund distributors, retirement plans, and key accounts. FAF Advisors serves as the investment advisor to First American Funds, as well as to a wide variety of institutional clients.
KEY BUSINESS UNITS
The Private Client Group
Corporate Trust Services
Institutional Trust & Custody
FAF Advisors, Inc.
U.S. Bancorp Fund Services, LLC
U.S. Bancorp Investments, Inc.
U.S. Bancorp Insurance Services, LLC
12 U.S. BANCORP

GROWING SHARE AND SCALE
U.S. Bancorp invests heavily in technology, new products and distribution channels to support the development and delivery of our services to customers. We also invest in the acquisition of high-value, high-return businesses that will increase performance, revenue and earnings. This is especially true in our Corporate and Institutional Trust businesses, where recent business acquisitions have solidified our leadership position, diversified our geographic presence and increased market share and scale.
In 2006, we continued these strategic acquisitions, enhancing our Corporate Trust and Institutional Trust and Custody capabilities through acquisitions from Wachovia, SunTrust and LaSalle Bank, the United States subsidiary of ABN AMRO Bank N.V. These acquisitions complement our existing businesses, and are following the same successful integration and customer retention paths as our 12 previous similar acquisitions over the past few years.
U.S. Bank is now the number one ABF/MBS/CDO trustee in the nation, number two for new tax-exempt debt issuances, number four as corporate debt trustee, and number nine in global assets under custody. Upon completion of our most recent acquisition of the Municipal Trustee business from LaSalle, U.S. Bank’s corporate trust division will have $2.5 trillion in assets under administration, 725,000 bondholders and more than 86,500 client issuances.
•	November 2006 U.S. Bank signs agreement to purchase the municipal bond trustee business of LaSalle Bank, will acquire 2,875 new client issuances and $30 billion in assets under administration.

•	September 2006 U.S. Bank acquires the municipal and corporate bond trustee business from SunTrust Banks, adding 4,700 new client issuances and $123 billion in assets under administration.

•	June 2006 U.S. Bancorp Fund Services is awarded top-rated status by Global Custodian for all core services and scores highest in the survey for customer service.

•	May 2006 The Private Client Group introduces customized Separately Managed Accounts, offering a wide range of money managers and investment choices.

•	March 2006 U.S. Bancorp Asset Management changes its name to FAF Advisors to more closely align company with its First American Funds family of mutual funds and facilitate continued expansion.

•	January 2006 U.S. Bank completes acquisition of the corporate trust and institutional custody businesses from Wachovia.
U.S. BANCORP 13

consumer banking
our continued investment in convenience, customer service and accessibility helps make u.s. bank the bank of choice among consumers. in 2006, we made two small but high - value acquisitions and launched “power banking.”
In 2006 we made two strategic acquisitions that expanded our market share in the western part of our franchise - purchasing 23 new branch locations in western Colorado and Denver and doubling our branch presence in Montana. Together, these transactions expand U.S. Bank’s distribution in rapidly growing and demographically attractive markets in western Colorado, add to our base in Denver and boost our Montana franchise significantly.
Reaching a major milestone, we opened our 500th in-store banking office in November. We operate the third-largest in-store branch network in the nation, and our in-store business model has been very successful for us, our customers and our retail partners.
We introduced an innovative online tool for U.S. branch bankers to design custom solutions for our customers. “My Choice Banking,” currently offered at more than 400 branches, allows customers to make the most advantageous banking choices in the context of their total financial picture, addressing both current and future needs.
In Small Business Banking, we increased SBA loan total by 38 percent in 2006, according to the Small Business Administration (SBA), providing 4,703 SBA guaranteed loans to small businesses, a U.S. Bank record. U.S. Bank ranks second among SBA bank lenders in loan dollar volume.
KEY BUSINESS UNITS
Community Banking
Metropolitan Branch Banking
In-store and Corporate On-site Banking
Small Business Banking
Consumer Lending
24-Hour Banking & Financial Sales
Home Mortgage
Community Development
Workplace and Student Banking
14 U.S. BANCORP

FORTIFYING POSITIONS OF STRENGTH
U.S. Bank inaugurated its “power bank” sales and customer service initiative in the St. Louis market in 2006 with plans to roll it out to other key markets over the next several years. The initiative is designed to solidify our leadership position in markets where U.S. Bank is dominant, protecting market share. Key elements of the initiative are more aggressive marketing, extended branch hours, heavier branch staffing, and customer amenities, including children’s entertainment areas, coin counters and more.
We have seen good results from the St. Louis launch, and we anticipate the same increased traffic, account opening and elevated customer satisfaction scores in the other targeted markets as well. It’s another way we are investing in our Consumer Banking business and enhancing the customer experience at U.S. Bank.
•	November 2006 U.S. Bank opens 500th in-store branch.

•	November 2006 U.S. Bancorp to double branch presence in Montana with agreement to acquire United Financial Corp., parent of Heritage Bank.

•	November 2006 U.S. Bank celebrates one-year anniversary offering MoneyGram global funds transfer at all branches.

•	September 2006 U.S. Bank completes purchase of Vail Banks, Inc., bringing branch total in Colorado to 135.

•	April 2006 Longer branch hours, extra staff and special amenities mark “power banking” introduction in St. Louis.
U.S. BANCORP 15

building strong communities
u.s. bancorp places a high priority on investing in the communities we serve, communities in which our customers, our employees and our shareholders live and work.
We work to connect directly with the people and the organizations of our communities, not only by providing needed financial services and credit, but also through collaborative investments and efforts through our Community Development divisions. These are focused on affordable housing investments, economic development support, education, arts and culture and community service. It’s through these initiatives and investments and our partnerships with local and national organizations that our resources - financial and human - have the best potential to stimulate economic growth and enhance the quality of life.
In addition, more than $20 million is contributed in grants and charitable contributions to thousands of organizations through the U.S. Bancorp Foundation.
Here, we highlight just a few of the hundreds of ways we are involved in our communities.
U.S. BANCORP FOUNDATION 2006 CHARITABLE CONTRIBUTIONS BY PROGRAM AREA
Community Build Day
U.S. Bank is a national co-sponsor of Community Build Day, in partnership with The Financial Services Roundtable, a trade association of 100 of the largest financial services companies in the country. During this annual event, companies and employees volunteer to build, paint, repair and renovate homes in their communities. In 2006, U.S. Bank and our employees participated in 55 Community Build Day projects including 31 building, repairing and remodeling projects, nine running and walking events and various other activities.
Five Star Volunteer Award
U.S. Bank’s Five Star Volunteer Award honors employees for their exceptional community service. In 2006, we presented the award to 130 employees in recognition of their time and dedication to their communities. Through this awards program in 2005 and 2006, U.S. Bank contributed $340,000 to various organizations across our corporate footprint. In 2006, employees in 24 states were recognized for their outstanding efforts.
United Way
One of our key partnerships is with United Way. U.S. Bancorp and our employees have a strong history of generous support, leadership and involvement in United Way. Last year, together, pledges by our employees across the company and contributions by the U.S. Bancorp Foundation totaled more than $9.7 million.
16 U.S. BANCORP

positive results: a closer look
now that you have read some of the highlights of the year 2006 in our lines of business and seen our goals and achievements, take a closer look at the full story of our financial performance in management’s discussion and analysis on the following pages.
FINANCIALS

page 18	• management’s discussion and analysis
page 61	• reports of management and independent accountants
page 64	• consolidated financial statements
page 68	• notes to consolidated financial statements
page 103	• five-year consolidated financial statements
page 105	• quarterly consolidated financial data
page 108	• supplemental financial data
page 109	• annual report on form 10-k
page 120	• CEO and CFO certifications
page 123	• executive officers
page 125	• directors
inside back cover	• corporate information
U.S. BANCORP 17

Management’s Discussion and Analysis
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
U.S. Bancorp Consolidated Statement of Income
U.S. Bancorp Consolidated Statement of Shareholders’ Equity
U.S. Bancorp Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
U.S. Bancorp Consolidated Balance Sheet -- Five Year Summary
U.S. Bancorp Consolidated Statement of Income -- Five-Year Summary
U.S. Bancorp Quarterly Consolidated Financial Data
U.S. Bancorp Consolidated Daily Average Balance Sheet and
U.S. Bancorp Supplemental Financial Data
Annual Report on Form 10-K
Restated Certificate of Incorporation
Agreement dated January 19, 2007
Statement re: Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

Management’s Discussion and Analysis
OVERVIEW
In 2006, U.S. Bancorp and its subsidiaries (the “Company”) demonstrated its financial strength and shareholder focus despite a particularly challenging economic environment for the banking industry. While credit quality within the industry continued to be relatively strong, the flat yield curve throughout most of the year, excess liquidity in the markets and competitiveness for credit relationships have created significant pressures on net interest margins for most banks. The Company achieved record earnings in 2006 and grew earnings per common share, on a diluted basis, by 7.9 percent through its focus on organic growth, investing in business initiatives that strengthen its presence and product offerings for customers, and acquiring fee-based businesses with operating scale. This strategic focus over the past several years has created a well diversified business generating strong fee-based revenues that represented over 50 percent of total net revenue in 2006. As a result, the Company’s fee-based revenue grew 11.1 percent over 2005, with growth in most product categories. Fee income growth was led by trust and investment management fees and revenues generated by payment processing businesses. In addition, average loans outstanding rose 6.8 percent year-over-year despite very competitive credit pricing. The Company’s performance was also driven by the continued strong credit quality of the Company’s loan portfolios. During the year nonperforming assets declined 8.9 percent from a year ago and total net charge-offs decreased to .39 percent of average loans outstanding in 2006, compared with .52 percent in 2005. Finally, the Company’s efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 45.4 percent in 2006, compared with 44.3 percent in 2005, and continues to be a leader in the banking industry. The Company’s ability to effectively manage its cost structure has provided a strategic advantage in this highly competitive environment. As a result of these factors, the Company achieved a return on average common equity of 23.6 percent in 2006.
     The Company’s strong performance is also reflected in its capital levels and the favorable credit ratings assigned by various credit rating agencies. Equity capital of the Company continued to be strong at 5.5 percent of tangible assets at December 31, 2006, compared with 5.9 percent at December 31, 2005. The Company’s regulatory Tier 1 capital ratio increased to 8.8 percent at December 31, 2006, compared with 8.2 percent at December 31, 2005. In 2006, the Company’s credit ratings were upgraded by Standard & Poor’s Ratings Services and Dominion Bond Rating Service. Credit ratings assigned by various credit rating agencies reflect the rating agencies’ recognition of the Company’s sector-leading earnings performance and credit risk profile.
     In concert with this financial performance, the Company achieved its objective of returning at least 80 percent of earnings to shareholders in the form of dividends and share repurchases by returning 112 percent of 2006 earnings to shareholders. In December 2006, the Company increased its cash dividend resulting in a 21.2 percent increase from the dividend rate of the fourth quarter of 2005. Throughout 2006, the Company continued to repurchase common shares under share repurchase programs announced in December 2004 and August 2006.
     In 2007, the Company’s financial and strategic objectives are unchanged from those goals that have enabled it to deliver industry leading financial performance. The Company desires to achieve 10 percent long-term growth in earnings per common share and a return on common equity of at least 20 percent. The Company will continue to focus on effectively managing credit quality and maintaining an acceptable level of credit and earnings volatility. The Company intends to achieve these financial objectives by providing high-quality customer service and continuing to make strategic investments in businesses that diversify and generate fee-based revenues, enhance the Company’s distribution network or expand its product offerings. Finally, the Company continues to target an 80 percent return of earnings to its shareholders through dividends or shares repurchased.
Earnings Summary The Company reported net income of $4.8 billion in 2006, or $2.61 per diluted common share, compared with $4.5 billion, or $2.42 per diluted common share, in 2005. Return on average assets and return on average common equity were 2.23 percent and 23.6 percent, respectively, in 2006, compared with returns of 2.21 percent and 22.5 percent, respectively, in 2005.
     Total net revenue, on a taxable-equivalent basis for 2006 was $503 million (3.8 percent) higher than 2005 despite the adverse impact of rising rates on product margins generally experienced by the banking industry. The increase in net revenue was comprised of a 13.3 percent increase in noninterest income, partially offset by a 4.2 percent decline in net interest income. Noninterest income growth was driven by higher fee-based revenues from organic business growth, expansion in trust and payment processing businesses, higher trading income, and gains in 2006 from the initial public offering and subsequent sale of the equity interest in a card association and the sale of a 401(k) defined contribution recordkeeping business. These favorable changes in fee-based revenues were partially offset by lower mortgage banking revenue
18  U.S. BANCORP

principally due to the impact of adopting the fair value method of accounting under Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”) in the first quarter of 2006. In addition, noninterest income included a $120 million favorable change in net securities gains (losses) as compared with 2005. The decline in net interest income reflected growth in average earning assets, more than offset by lower net interest margins. In 2006, average earning assets increased $7.8 billion (4.4 percent), compared with 2005, primarily due to growth in total average loans, partially offset by a decrease in investment securities. The net interest margin in 2006 was 3.65 percent, compared with 3.97 percent in 2005. The year-over-year decline in net interest margin reflected the competitive lending environment and the impact of a flatter yield curve compared to a year ago. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases and asset/liability decisions designed to reduce the Company’s interest rate sensitivity position. These adverse factors impacting the net interest margin were offset somewhat by the margin benefit of net free funds in a rising rate environment and higher loan fees.
     Total noninterest expense in 2006 increased $317 million (5.4 percent), compared with 2005, primarily

Table 1	SELECTED FINANCIAL DATA

Year Ended December 31
(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	2004	2003	2002

CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis) (a)	$6,790	$7,088	$7,140	$7,217	$6,847
Noninterest income	6,832	6,151	5,624	5,068	4,911
Securities gains (losses), net	14	(106)	(105)	245	300

Total net revenue	13,636	13,133	12,659	12,530	12,058
Noninterest expense	6,180	5,863	5,785	5,597	5,740
Provision for credit losses	544	666	669	1,254	1,349

Income from continuing operations before taxes	6,912	6,604	6,205	5,679	4,969
Taxable-equivalent adjustment	49	33	29	28	33
Applicable income taxes	2,112	2,082	2,009	1,941	1,708

Income from continuing operations	4,751	4,489	4,167	3,710	3,228
Discontinued operations (after-tax)	—	—	—	23	(23)
Cumulative effect of accounting change (after-tax)	—	—	—	—	(37)

Net income	$4,751	$4,489	$4,167	$3,733	$3,168

Net income applicable to common equity	$4,703	$4,489	$4,167	$3,733	$3,168

PER COMMON SHARE
Earnings per share from continuing operations	$2.64	$2.45	$2.21	$1.93	$1.68
Diluted earnings per share from continuing operations	2.61	2.42	2.18	1.92	1.68
Earnings per share	2.64	2.45	2.21	1.94	1.65
Diluted earnings per share	2.61	2.42	2.18	1.93	1.65
Dividends declared per share	1.390	1.230	1.020	.855	.780
Book value per share	11.44	11.07	10.52	10.01	9.62
Market value per share	36.19	29.89	31.32	29.78	21.22
Average common shares outstanding	1,778	1,831	1,887	1,924	1,916
Average diluted common shares outstanding	1,804	1,857	1,913	1,936	1,925

FINANCIAL RATIOS
Return on average assets	2.23%	2.21%	2.17%	1.99%	1.84%
Return on average common equity	23.6	22.5	21.4	19.2	18.3
Net interest margin (taxable-equivalent basis)(a)	3.65	3.97	4.25	4.49	4.65
Efficiency ratio (b)	45.4	44.3	45.3	45.6	48.8
AVERAGE BALANCES
Loans	$140,601	$131,610	$120,670	$116,937	$113,182
Loans held for sale	3,663	3,290	3,079	5,041	3,915
Investment securities	39,961	42,103	43,009	37,248	28,829
Earning assets	186,231	178,425	168,123	160,808	147,410
Assets	213,512	203,198	191,593	187,630	171,948
Noninterest-bearing deposits	28,755	29,229	29,816	31,715	28,715
Deposits	120,589	121,001	116,222	116,553	105,124
Short-term borrowings	24,422	19,382	14,534	10,503	10,116
Long-term debt	40,357	36,141	35,115	33,663	32,172
Shareholders’ equity	20,710	19,953	19,459	19,393	17,273
PERIOD END BALANCES
Loans	$143,597	$136,462	$124,941	$116,811	$114,905
Allowance for credit losses	2,256	2,251	2,269	2,369	2,422
Investment securities	40,117	39,768	41,481	43,334	28,488
Assets	219,232	209,465	195,104	189,471	180,027
Deposits	124,882	124,709	120,741	119,052	115,534
Long-term debt	37,602	37,069	34,739	33,816	31,582
Shareholders’ equity	21,197	20,086	19,539	19,242	18,436
Regulatory capital ratios
Tier 1 capital	8.8%	8.2%	8.6%	9.1%	8.0%
Total risk-based capital	12.6	12.5	13.1	13.6	12.4
Leverage	8.2	7.6	7.9	8.0	7.7
Tangible common equity	5.5	5.9	6.4	6.5	5.7

(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.

(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
U.S. BANCORP   19

reflecting incremental operating and business integration costs associated with recent acquisitions, increased pension costs and higher expenses related to certain tax-advantaged investments. This increase was partially offset by lower intangible expense and debt prepayment charges in 2006 compared with a year ago. The decline in intangible expense from 2005 was primarily due to the adoption of SFAS 156. The efficiency ratio was 45.4 percent in 2006, compared with 44.3 percent in 2005.
     The provision for credit losses was $544 million for 2006, a decrease of $122 million (18.3 percent) from 2005, principally due to strong credit quality reflected in the relatively low level of nonperforming assets and declining net charge-offs compared with 2005. Net charge-offs were $544 million in 2006, compared with $685 million in 2005. The decline in net charge-offs from a year ago was principally due to the impact of changes in bankruptcy legislation enacted in the fourth quarter of 2005.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $6.8 billion in 2006, $7.1 billion in 2005 and $7.1 billion in 2004. The $298 million decline in net interest income in 2006 reflected compression of the net interest margin, somewhat offset by growth in average earning assets. Average earning assets were $186.2 billion for 2006, compared with $178.4 billion and $168.1 billion for 2005 and 2004, respectively. The $7.8 billion (4.4 percent) increase in average earning assets for 2006, compared with 2005, was primarily driven by growth in total average loans of 6.8 percent, partially offset by a decrease in average investment securities of 5.1 percent from a year ago. The net interest margin in 2006 was 3.65 percent, compared with 3.97 percent and 4.25 percent in 2005 and 2004, respectively. The 32 basis point decline in 2006 net interest margin, compared with 2005, reflected the competitive lending environment and the impact of a flatter yield curve from a year ago. Compared with 2005, credit spreads tightened by approximately 17 basis points in 2006 across most lending products due to competitive pricing and a change in mix reflecting growth in lower-spread, fixed-rate credit products. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases, and asset/liability decisions. An increase in the margin benefit of net free funds and loan fees partially offset these factors. Beginning in the third quarter of 2006, the Federal Reserve Bank paused from its policies of increasing interest rates and tightening the money supply that began in mid-2004. As of December 31, 2006, the yield curve was relatively flat and the current consensus in the market is that it will remain flat or slightly inverted throughout much of 2007. This market condition will continue to be challenging for the banking industry. If the Federal Reserve Bank leaves rates unchanged over the next several quarters, the Company expects its net interest margin to remain relatively stable as asset repricing occurs and funding costs moderate. Net interest income growth is primarily expected to be driven by earning asset growth during this timeframe.
     Average loans in 2006 were $9.0 billion (6.8 percent) higher than 2005, driven by growth in residential mortgages, commercial loans and retail loans of $3.0 billion (16.7 percent), $2.8 billion (6.6 percent) and $2.4 billion

Table 2	ANALYSIS OF NET INTEREST INCOME

				2006	2005
(Dollars in Millions)	2006	2005	2004	v 2005	v 2004

COMPONENTS OF NET INTEREST INCOME
Income on earning assets (taxable-equivalent basis) (a)	$12,351	$10,584	$9,215	$1,767	$1,369
Expense on interest-bearing liabilities	5,561	3,496	2,075	2,065	1,421

Net interest income (taxable-equivalent basis)	$6,790	$7,088	$7,140	$(298)	$(52)

Net interest income, as reported	$6,741	$7,055	$7,111	$(314)	$(56)

AVERAGE YIELDS AND RATES PAID
Earning assets yield (taxable-equivalent basis)	6.63%	5.93%	5.48%	.70%	.45%
Rate paid on interest-bearing liabilities (taxable-equivalent basis)	3.55	2.37	1.53	1.18	.84

Gross interest margin (taxable-equivalent basis)	3.08%	3.56%	3.95%	(.48)%	(.39)%

Net interest margin (taxable-equivalent basis)	3.65%	3.97%	4.25%	(.32)%	(.28)%

AVERAGE BALANCES
Investment securities	$39,961	$42,103	$43,009	$(2,142)	$(906)
Loans	140,601	131,610	120,670	8,991	10,940
Earning assets	186,231	178,425	168,123	7,806	10,302
Interest-bearing liabilities	156,613	147,295	136,055	9,318	11,240
Net free funds (b)	29,618	31,130	32,068	(1,512)	(938)

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.
20  U.S. BANCORP

(5.5 percent), respectively. The growth in residential mortgages was due to increased retention of loans throughout 2005, primarily related to adjustable-rate residential mortgages. However during the first quarter of 2006, the Company began selling an increased proportion of its residential mortgage loan production and anticipates that residential mortgage loan balances will grow only moderately in future periods. Slower growth rates of commercial and retail loans reflected the competitive market conditions for credit lending and excess liquidity available to many business customers in 2006. Total average commercial real estate loans increased only 2.8 percent relative to 2005, reflecting customer refinancing activities given liquidity available in the financial markets, a decision by the Company to reduce condominium construction financing and an economic slowdown in residential homebuilding during 2006.
     Average investment securities were $2.1 billion (5.1 percent) lower in 2006, compared with 2005. The decrease principally reflected asset/liability management decisions to reduce the focus on residential mortgage-backed assets given the changing interest rate environment and mix of loan growth experienced during the year. Additionally, the Company reclassified approximately $.5 billion of principal-only securities to its trading account effective January 1, 2006, in connection with the adoption of SFAS 156. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits in 2006 were $474 million (1.6 percent) lower than 2005. The year-over-year decrease reflected a decline in personal and business demand deposits, partially offset by higher corporate trust deposits related to recent acquisitions. The change in demand balances reflected a migration of customer accounts to interest-bearing products given the rising interest rate environment. The decline in business customer balances also reflected customer utilization of excess liquidity to fund their business growth.
     Average total savings products declined $2.1 billion (3.6 percent) in 2006, compared with 2005, due to reductions in average money market savings and other savings accounts, partially offset by an increase in interest checking balances. Average money market savings balances declined year-over-year by $2.6 billion (9.0 percent), primarily due to a decline in branch-based balances. The decline was partially offset by an increase in balances held by broker-dealers. The overall year-over-year decrease in average money market savings balances was primarily the result of the Company’s deposit pricing decisions for money

Table 3	NET INTEREST INCOME — CHANGES DUE TO RATE AND VOLUME (a)

	2006 v 2005			2005 v 2004

(Dollars in Millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Increase (decrease) in
INTEREST INCOME
Investment securities	$(100)	$201	$101	$(39)	$165	$126
Loans held for sale	20	35	55	9	38	47
Loans
Commercial	164	304	468	185	103	288
Commercial real estate	51	249	300	39	222	261
Residential mortgages	167	56	223	211	(22)	189
Retail	167	410	577	210	238	448

Total loans	549	1,019	1,568	645	541	1,186
Other earning assets	45	(2)	43	4	6	10

Total earning assets	514	1,253	1,767	619	750	1,369
INTEREST EXPENSE
Interest-bearing deposits
Interest checking	5	93	98	6	58	64
Money market savings	(32)	243	211	(25)	148	123
Savings accounts	(1)	5	4	–	–	–
Time certificates of deposit less than $100,000	17	118	135	3	45	48
Time deposits greater than $100,000	51	331	382	123	297	420

Total interest-bearing deposits	40	790	830	107	548	655
Short-term borrowings	179	373	552	88	339	427
Long-term debt	145	538	683	27	312	339

Total interest-bearing liabilities	364	1,701	2,065	222	1,199	1,421

Increase (decrease) in net interest income	$150	$(448)	$(298)	$397	$(449)	$(52)

(a)	This table shows the components of the change in net interest income by volume and rate on a taxable-equivalent basis utilizing a tax rate of 35 percent. This table does not take into account the level of noninterest-bearing funding, nor does it fully reflect changes in the mix of assets and liabilities. The change in interest not solely due to changes in volume or rates has been allocated on a pro-rata basis to volume and yield/rate.
U.S. BANCORP   21

market products in relation to other fixed-rate deposit products offered. During 2006, a portion of branch-based money market savings account balances migrated to fixed-rate time certificates to take advantage of higher interest rates for these products.
     Average time certificates of deposit less than $100,000 were $562 million (4.3 percent) higher in 2006, compared with 2005. Average time deposits greater than $100,000 grew $1.6 billion (7.7 percent) in 2006, compared with 2005. This growth was primarily driven by the migration of money market balances within the Consumer Banking and Wealth Management business lines, as customers migrated balances to higher rate deposits.
     The decline in net interest income in 2005, compared with 2004, reflected growth in average earning assets, more than offset by a lower net interest margin. The $10.3 billion (6.1 percent) increase in average earning assets for 2005, compared with 2004, was primarily driven by increases in residential mortgages, commercial loans and retail loans. The 28 basis point decline in 2005 net interest margin, compared with 2004, reflected the competitive lending environment and the impact of changes in the yield curve. The net interest margin was also adversely impacted by share repurchases, funding incremental growth of earning assets with higher cost wholesale funding, and asset/liability decisions designed to reduce the Company’s rate sensitivity position including issuing longer-term fixed-rate debt and reducing the Company’s net receive-fixed interest rate swap positions. Slightly higher loan fees and the increasing margin benefit of deposits and net free funds partially offset these factors.
     Average loans in 2005 were higher by $11.0 billion (9.1 percent), compared with 2004, primarily driven by growth in residential mortgages, commercial loans and retail loans. Average investment securities were $906 million (2.1 percent) lower in 2005, compared with 2004, principally reflecting maturities and prepayments utilized to fund earning asset growth and the net impact of repositioning the investment portfolio as part of asset/liability risk management decisions. Average noninterest-bearing deposits in 2005 were $587 million (2.0 percent) lower than in 2004. The year-over-year change in the average balances of noninterest-bearing deposits was impacted by product changes in the Consumer Banking business line. In late 2004, the Company migrated approximately $1.3 billion of noninterest-bearing deposit balances to interest checking accounts as an enhancement to its Silver Elite Checking product. Average total savings products declined $1.7 billion (2.9 percent) year-over-year, compared with 2004, due to reductions in average money market savings account balances and savings accounts, partially offset by higher interest checking balances due to strong new account growth, as well as the $1.3 billion migration of the Silver Elite Checking product. Average money market savings account balances declined from 2004 to 2005 by $3.5 billion (10.8 percent), with declines in both the branches and other business lines. The decline was primarily the result of deposit pricing by the Company for money market products in relation to other fixed-rate deposit products offered. A portion of the money market savings balances migrated to time deposits greater than $100,000 as rates increased on the time deposit products. Average time deposits greater than $100,000 grew $7.0 billion (51.0 percent) in 2005, compared with 2004, most notably in corporate banking, as customers migrated balances to higher rate deposits.
Provision for Credit Losses The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of Allowance for Credit Losses” section.
     The provision for credit losses was $544 million in 2006, compared with $666 million and $669 million in 2005 and 2004, respectively.
     The $122 million (18.3 percent) decrease in the provision for credit losses in 2006 reflected stable credit quality in 2006 and the adverse impact in the fourth quarter of 2005 on net charge-offs from changes in bankruptcy law in 2005. Nonperforming loans, principally reflecting changes in the quality of commercial loans, declined $74 million from December 31, 2005. However, accruing loans ninety days past due and restructured loans that continue to accrue interest increased by $186 million from a year ago. Net charge-offs declined $141 million from 2005, principally due to the impact of changes in bankruptcy laws that went into effect during the fourth quarter of 2005. In 2005, approximately $64 million of incremental net charge-offs occurred due to the change in bankruptcy laws and a separate policy change related to overdraft balances. As a result of these changes, bankruptcy charge-offs were lower in 2006 while customers experiencing credit deterioration migrated further through contractual delinquencies and bankruptcy levels increased from past bankruptcy reform.
     The $3 million (.4 percent) decline in the provision for credit losses in 2005 reflected improving levels of nonperforming loans, resulting in lower net charge-offs in 2005. Nonperforming loans, principally reflecting changes in the quality of commercial and commercial real estate loans, declined $96 million from December 31, 2004. Net charge-offs declined $82 million from 2004, the result of lower gross charge-offs within the commercial and commercial real estate portfolios. The improvement in commercial and commercial real estate gross charge-offs was partially offset by the impact of bankruptcy legislation enacted in the fourth quarter of 2005 and lower commercial
22  U.S. BANCORP

and commercial real estate recoveries. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in 2006 was $6.8 billion, compared with $6.0 billion in 2005 and $5.5 billion in 2004. The $801 million (13.3 percent) increase in 2006 over 2005, was driven by organic business growth, expansion in trust and payment processing businesses, higher trading income related to gains on certain interest rate swaps, equity gains from the initial public offering and subsequent sale of the equity interest in a card association during 2006 and a current year gain on the sale of a 401(k) defined contribution recordkeeping business. These favorable changes were partially offset by lower mortgage banking revenue, principally due to the impact of adopting SFAS 156 effective in the first quarter of 2006. In addition, there was a $120 million favorable change in net securities gains (losses) as compared with 2005.
     The growth in credit and debit card revenue of 12.2 percent was principally driven by higher customer transaction sales volumes and fees related to cash advances, balance transfers and over-limit positions. The corporate payment products revenue growth of 14.1 percent reflected organic growth in sales volumes and card usage, enhancements in product pricing and acquired business expansion. ATM processing services revenue was 6.1 percent higher primarily due to the acquisition of an ATM business in May 2005. Merchant processing services revenue was 25.1 percent higher in 2006, compared with 2005, reflecting an increase in sales volume driven by acquisitions, higher same store sales, new merchant signings and associated equipment fees. Trust and investment management fees increased 22.4 percent primarily due to organic customer account growth, improving asset management fees given favorable equity market conditions, and incremental revenue generated by recent acquisitions of corporate and institutional trust businesses. Deposit service charges were 10.2 percent higher year-over-year due to increased transaction-related fees and the impact of net new checking accounts. Mortgage banking revenue declined $240 million in 2006, compared with 2005. The decline was primarily due to a reduction of $210 million related to the adoption of SFAS 156 and lower mortgage loan production offset somewhat by higher mortgage servicing revenues. Other income increased by $220 million (37.1 percent) from 2005, primarily due to gains of $67 million from the initial public offering and subsequent sale of equity interests in a cardholder association and a $52 million gain on the sale of a 401(k) defined contribution recordkeeping business during 2006. In addition, other income was higher due to trading income of $50 million related to certain interest rate swaps, lower end-of-term lease residual losses, incremental student loan sales gains and the receipt of a favorable settlement of $10 million in the merchant processing business. In light of recent developments with respect to the application of accounting rules related to derivatives, the Company conducted reviews of all its derivatives utilized for hedging purposes. As a result of these reviews, the Company identified certain interest rate swaps and forward commitments designated as accounting hedges that either did not have adequate documentation at the date of inception or misapplied the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As such, the Company determined that changes in the market values of these derivatives, since their inception, should have been recorded as trading income despite the fact that these derivatives effectively reduced the economic risks of the underlying assets or liabilities. The annual impact to net income of these errors was .3 percent and .7 percent for the years ended December 31, 2005 and 2004, respectively. The Company evaluated the impact of these hedge accounting practices on its financial statements for

Table 4	NONINTEREST INCOME

				2006	2005
(Dollars in Millions)	2006	2005	2004	v 2005	v 2004

Credit and debit card revenue	$800	$713	$649	12.2%	9.9%
Corporate payment products revenue	557	488	407	14.1	19.9
ATM processing services	243	229	175	6.1	30.9
Merchant processing services	963	770	675	25.1	14.1
Trust and investment management fees	1,235	1,009	981	22.4	2.9
Deposit service charges	1,023	928	807	10.2	15.0
Treasury management fees	441	437	467	.9	(6.4)
Commercial products revenue	415	400	432	3.8	(7.4)
Mortgage banking revenue	192	432	397	(55.6)	8.8
Investment products fees and commissions	150	152	156	(1.3)	(2.6)
Securities gains (losses), net	14	(106)	(105)	*	1.0
Other	813	593	478	37.1	24.1

Total noninterest income	$6,846	$6,045	$5,519	13.3%	9.5%

* Not meaningful
U.S. BANCORP   23

all quarterly and annual periods presented and concluded that the impact of these errors was not material to each of these financial statements. As a result, the cumulative impact of these accounting differences was recorded during 2006 resulting in $50 million of trading gains in other noninterest income.
     The $526 million (9.5 percent) increase in noninterest income in 2005, compared with 2004, was driven by strong organic growth in most fee income categories, particularly payment processing revenues and deposit service charges. The growth in credit and debit card revenue was principally driven by higher customer transaction volumes and rate changes. The corporate payment products revenue growth reflected growth in sales, card usage, rate changes and the acquisition of a small aviation card business. ATM processing services revenue was higher due to an ATM business acquisition in May of 2005. Merchant processing services revenue was higher, reflecting an increase in merchant sales volume and business expansion in European markets. The increase in trust and investment management fees was primarily attributed to improved equity market conditions and account growth. Deposit service charges grew due to increased transaction-related fees and new account growth in the branches. The growth in mortgage banking revenue was due to origination fees and gains from higher production volumes and increased servicing income. Other income increased primarily due to higher income from equity investments and the cash surrender value of insurance products relative to 2004. Partially offsetting these positive variances were decreases in treasury management fees and commercial products revenue. The decrease in treasury management fees was due to higher earnings credits on customers’ compensating balances, partially offset by growth in treasury management-related service activities. Commercial products revenue declined due to reductions in non-yield loan fees, syndications and fees for letters of credit.
Noninterest Expense Noninterest expense in 2006 was $6.2 billion, compared with $5.9 billion and $5.8 billion in 2005 and 2004, respectively. The Company’s efficiency ratio increased to 45.4 percent in 2006 from 44.3 percent in 2005. The change in the efficiency ratio and the $317 million (5.4 percent) increase in noninterest expenses in 2006, compared with 2005, was primarily driven by incremental operating and business integration costs associated with recent acquisitions, increased pension costs and higher expense related to certain tax-advantaged investments. This was partially offset by a reduction in intangible expense and lower debt prepayment charges in 2006.
     Compensation expense was 5.5 percent higher year-over-year primarily due to the corporate and institutional trust and payments processing acquisitions and other growth initiatives undertaken by the Company. Employee benefits increased 11.6 percent, year-over-year, primarily as a result of higher pension expense. Net occupancy and equipment expense increased 3.0 percent primarily due to business expansion. Professional services expense was 19.9 percent higher primarily due to revenue enhancement-related business initiatives, including establishing a bank charter in Ireland to support pan-European payment processing, and legal costs. Technology and communications expense rose 8.4 percent, reflecting higher outside data processing expense principally associated with expanding a prepaid gift card program and the corporate and institutional trust acquisitions. In connection with the adoption of SFAS 156, the impact of eliminating amortization of mortgage servicing rights (“MSRs”) and related impairments or reparations of these servicing rights decreased intangible expenses in 2006 by approximately $144 million compared with 2005. Debt prepayment charges declined $21 million (38.9 percent) from 2005 and were related to longer-term callable debt that was prepaid by the Company as part of asset/liability decisions to improve funding costs and reposition the Company’s interest rate risk position. Other expense increased 23.0 percent

Table 5	NONINTEREST EXPENSE

				2006	2005
(Dollars in Millions)	2006	2005	2004	v 2005	v 2004

Compensation	$2,513	$2,383	$2,252	5.5%	5.8%
Employee benefits	481	431	389	11.6	10.8
Net occupancy and equipment	660	641	631	3.0	1.6
Professional services	199	166	149	19.9	11.4
Marketing and business development	217	235	194	(7.7)	21.1
Technology and communications	505	466	430	8.4	8.4
Postage, printing and supplies	265	255	248	3.9	2.8
Other intangibles	355	458	550	(22.5)	(16.7)
Debt prepayment	33	54	155	(38.9)	(65.2)
Other	952	774	787	23.0	(1.7)

Total noninterest expense	$6,180	$5,863	$5,785	5.4%	1.3%

Efficiency ratio (a)	45.4%	44.3%	45.3%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
24  U.S. BANCORP

primarily due to increased investments in tax-advantaged projects and business integration costs relative to a year ago.
     The $78 million (1.3 percent) increase in noninterest expenses in 2005, compared with 2004, was primarily driven by expenses related to business investments, acquired businesses, and production-based incentives, offset by a $99 million favorable change in MSR amortization and a $101 million decrease in debt prepayment charges. Compensation expense was higher year-over-year principally due to business expansion, including in-store branches, expanding the Company’s payment processing businesses and other product sales initiatives. Employee benefits increased primarily as a result of higher pension expense, medical costs, payroll taxes and other benefits. Professional services expense rose due to increases in legal and other professional services related to business initiatives, technology development and integration costs of specific payment processing businesses. Marketing and business development expense increased due to marketing initiatives, principally related to brand awareness and credit card and prepaid gift card programs. Technology and communications expense was higher, reflecting depreciation of technology investments, network costs associated with the expansion of the payment processing businesses, and higher outside data processing expense associated with expanding a prepaid gift card program. Other expense declined primarily due to lower operating and fraud losses and insurance costs, partially offset by increased investments in affordable housing and other tax-advantaged projects and higher merchant processing costs due to the expansion of the payment processing businesses relative to 2004.
Pension Plans Because of the long-term nature of pension plans, the administration and accounting for pensions is complex and can be impacted by several factors, including investment and funding policies, accounting methods and the plans’ actuarial assumptions. The Company and its Compensation Committee have an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). Annually the Company’s Compensation Committee, assisted by outside consultants, evaluates plan objectives, funding policies and investment policies considering its long-term investment time horizon and asset allocation strategies. Note 16 of the Notes to Consolidated Financial Statements provides further information on funding practices, investment policies and asset allocation strategies.
     Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. The Company’s pension accounting policy follows generally accepted accounting standards and reflects the long-term nature of benefit obligations and the investment horizon of plan assets. This accounting guidance has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses related to differences in actual plan experience compared with actuarial assumptions, which are deferred and amortized over the future service periods of active employees. The actuarially derived market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the actuarially derived market-related value ratably over a five-year period. At September 30, 2006, this accumulated unrecognized gain approximated $249 million, compared with $206 million at September 30, 2005. The impact on pension expense of the unrecognized asset gains will incrementally decrease pension costs in each year from 2007 to 2011, by approximately $18 million, $24 million, $16 million, $12 million and $3 million, respectively. This assumes that the performance of plan assets in 2007 and beyond equals the assumed LTROR. Actual results will vary depending on the performance of plan assets and changes to assumptions required in the future. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies for pension plans.
     In 2006, the Company recognized a pension cost of $81 million compared with a pension cost of $33 million and $9 million in 2005 and 2004, respectively. The $48 million increase in pension costs in 2006 was driven by recognition of net deferred actuarial losses and the impact of a lower discount rate. In 2005, pension costs increased by $24 million, compared with 2004, also driven by recognition of deferred actuarial losses and the impact of a lower discount rate.
     In 2007, the Company anticipates that pension costs will decrease by approximately $27 million. The decrease will be primarily driven by utilizing a higher discount rate given the rising interest rate environment and amortization of unrecognized actuarial gains from prior years, accounting for approximately $13 million and $14 million of the anticipated decrease, respectively.
U.S. BANCORP   25

Note 16 of the Notes to Consolidated Financial Statements provides a summary of the significant pension plan assumptions. Because of the subjective nature of plan assumptions, a sensitivity analysis to hypothetical changes in the LTROR and the discount rate is provided below:

			Base
LTROR (Dollars in Millions)	6.9%	7.9%	8.9%	9.9%	10.9%

Incremental benefit (cost)	$(45)	$(22)	$–	$22	$45
Percent of 2006 net income	(.59)%	(.29)%	–%	.29%	.59%

			Base
DISCOUNT RATE (Dollars in Millions)	4.0%	5.0%	6.0%	7.0%	8.0%

Incremental benefit (cost)	$(111)	$(50)	$–	$40	$71
Percent of 2006 net income	(1.45)%	(.65)%	–%	.52%	.93%

     Due to the complexity of forecasting pension plan activities, the accounting method utilized for pension plans, management’s ability to respond to factors impacting the plans and the hypothetical nature of this information, the actual changes in periodic pension costs could be different than the information provided in the sensitivity analysis.
Income Tax Expense The provision for income taxes was $2,112 million (an effective rate of 30.8 percent) in 2006, compared with $2,082 million (an effective rate of 31.7 percent) in 2005 and $2,009 million (an effective rate of 32.5 percent) in 2004. The decrease in the effective tax rate from 2005 primarily reflected higher tax exempt income from investment securities and insurance products as well as incremental tax credits from affordable housing and other tax-advantaged investments.
     Included in 2006 was a reduction of income tax expense of $61 million related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for all years through 2004 and $22 million related to certain state examinations. Included in the determination of income taxes for 2005 and 2004 were reductions of income tax expense of $94 million and $106 million, respectively, related to the resolution of income tax examinations. The Company anticipates that its effective tax rate for the foreseeable future will approximate 32 percent of pretax earnings.
     For further information on income taxes, refer to Note 18 of the Notes to Consolidated Financial Statements.

Table 6	LOAN PORTFOLIO DISTRIBUTION

	2006		2005		2004		2003		2002

		Percent		Percent		Percent		Percent		Percent
At December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
COMMERCIAL
Commercial	$40,640	28.3%	$37,844	27.7%	$35,210	28.2%	$33,536	28.7%	$36,584	31.8%
Lease financing	5,550	3.9	5,098	3.7	4,963	4.0	4,990	4.3	5,360	4.7

Total commercial	46,190	32.2	42,942	31.4	40,173	32.2	38,526	33.0	41,944	36.5
COMMERCIAL REAL ESTATE
Commercial mortgages	19,711	13.7	20,272	14.9	20,315	16.3	20,624	17.6	20,325	17.7
Construction and development	8,934	6.2	8,191	6.0	7,270	5.8	6,618	5.7	6,542	5.7

Total commercial real estate	28,645	19.9	28,463	20.9	27,585	22.1	27,242	23.3	26,867	23.4
RESIDENTIAL MORTGAGES
Residential mortgages	15,316	10.7	14,538	10.7	9,722	7.8	7,332	6.3	6,446	5.6
Home equity loans, first liens	5,969	4.1	6,192	4.5	5,645	4.5	6,125	5.2	3,300	2.9

Total residential mortgages	21,285	14.8	20,730	15.2	15,367	12.3	13,457	11.5	9,746	8.5
RETAIL
Credit card	8,670	6.0	7,137	5.2	6,603	5.3	5,933	5.1	5,665	4.9
Retail leasing	6,960	4.9	7,338	5.4	7,166	5.7	6,029	5.2	5,680	4.9
Home equity and second mortgages	15,523	10.8	14,979	11.0	14,851	11.9	13,210	11.3	13,572	11.8
Other retail
Revolving credit	2,563	1.8	2,504	1.8	2,541	2.0	2,540	2.2	2,650	2.3
Installment	4,478	3.1	3,582	2.6	2,767	2.2	2,380	2.0	2,258	2.0
Automobile	8,693	6.1	8,112	6.0	7,419	5.9	7,165	6.1	6,343	5.5
Student	590	.4	675	.5	469	.4	329	.3	180	.2

Total other retail	16,324	11.4	14,873	10.9	13,196	10.5	12,414	10.6	11,431	10.0

Total retail	47,477	33.1	44,327	32.5	41,816	33.4	37,586	32.2	36,348	31.6

Total loans	$143,597	100.0%	$136,462	100.0%	$124,941	100.0%	$116,811	100.0%	$114,905	100.0%

26  U.S. BANCORP

BALANCE SHEET ANALYSIS
Average earning assets were $186.2 billion in 2006, compared with $178.4 billion in 2005. The increase in average earning assets of $7.8 billion (4.4 percent) was primarily driven by growth in total average loans, partially offset by a decrease in investment securities. The change in average earning assets was principally funded by increases in wholesale funding.
     For average balance information, refer to Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 106 and 107.
Loans The Company’s loan portfolio was $143.6 billion at December 31, 2006, an increase of $7.1 billion (5.2 percent) from December 31, 2005. The increase was driven by growth in commercial loans (7.6 percent), retail loans (7.1 percent), residential mortgages (2.7 percent) and commercial real estate loans (.6 percent). Table 6 provides a summary of the loan distribution by product type, while Table 10 provides a summary of selected loan maturity distribution by loan category. Average total loans increased $9.0 billion (6.8 percent) in 2006, compared with 2005. The increase was due to growth in most loan categories.
Commercial Commercial loans, including lease financing, increased $3.2 billion (7.6 percent) as of December 31, 2006, compared with December 31, 2005. The increase was driven by new customer relationships, revolving credit line utilization by business customers and growth in corporate payment card and commercial leasing balances. Additionally, loans to financial institutions increased 10.6 percent from a year ago. Average commercial loans increased $2.8 billion (6.6 percent) in 2006, compared with 2005, primarily due to an increase in commercial loan demand driven by general economic conditions in 2006.
     Table 7 provides a summary of commercial loans by industry and geographical locations.
Commercial Real Estate The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, increased $.2 billion

Table 7	COMMERCIAL LOANS BY INDUSTRY GROUP AND GEOGRAPHY

	December 31, 2006		December 31, 2005

INDUSTRY GROUP (Dollars in Millions)	Loans	Percent	Loans	Percent

Consumer products and services	$9,303	20.1%	$8,723	20.3%
Financial services	6,375	13.8	5,416	12.6
Commercial services and supplies	4,645	10.1	4,326	10.1
Capital goods	3,872	8.4	3,881	9.0
Property management and development	3,104	6.7	3,182	7.4
Agriculture	2,436	5.3	2,693	6.3
Healthcare	2,328	5.0	2,064	4.8
Paper and forestry products, mining and basic materials	2,190	4.7	1,990	4.6
Consumer staples	1,749	3.8	1,785	4.2
Transportation	1,662	3.6	1,565	3.7
Private investors	1,565	3.4	1,477	3.4
Energy	1,104	2.4	842	2.0
Information technology	821	1.8	700	1.6
Other	5,036	10.9	4,298	10.0

Total	$46,190	100.0%	$42,942	100.0%

GEOGRAPHY

California	$4,112	8.9%	$3,561	8.3%
Colorado	2,958	6.4	2,578	6.0
Illinois	2,789	6.0	2,919	6.8
Minnesota	6,842	14.8	6,806	15.8
Missouri	1,862	4.0	2,056	4.8
Ohio	2,672	5.8	2,640	6.2
Oregon	1,870	4.0	1,649	3.8
Washington	2,212	4.8	2,404	5.6
Wisconsin	2,295	5.0	2,421	5.6
Iowa, Kansas, Nebraska, North Dakota, South Dakota	4,308	9.3	3,721	8.7
Arkansas, Indiana, Kentucky, Tennessee	2,070	4.5	2,214	5.2
Idaho, Montana, Wyoming	1,015	2.2	825	1.9
Arizona, Nevada, Utah	1,602	3.5	1,163	2.7

Total banking region	36,607	79.2	34,957	81.4
Outside the Company’s banking region	9,583	20.8	7,985	18.6

Total	$46,190	100.0%	$42,942	100.0%

U.S. BANCORP   27

Table 8	COMMERCIAL REAL ESTATE BY PROPERTY TYPE AND GEOGRAPHY

	December 31, 2006		December 31, 2005

PROPERTY TYPE (Dollars in Millions)	Loans	Percent	Loans	Percent

Business owner occupied	$10,027	35.0%	$9,221	32.4%
Commercial property
Industrial	939	3.3	1,025	3.6
Office	2,226	7.8	2,306	8.1
Retail	2,732	9.5	3,558	12.5
Other	2,745	9.6	2,704	9.5
Homebuilders
Condominiums	1,117	3.9	911	3.2
Other	3,440	12.0	2,988	10.5
Multi-family	3,850	13.4	3,843	13.5
Hotel/motel	1,126	3.9	1,423	5.0
Health care facilities	443	1.6	484	1.7

Total	$28,645	100.0%	$28,463	100.0%

GEOGRAPHY

California	$6,044	21.1%	$5,806	20.4%
Colorado	1,404	4.9	1,366	4.8
Illinois	1,060	3.7	1,025	3.6
Minnesota	1,833	6.4	1,765	6.2
Missouri	1,461	5.1	1,452	5.1
Ohio	1,375	4.8	1,537	5.4
Oregon	1,747	6.1	1,736	6.1
Washington	3,065	10.7	2,846	10.0
Wisconsin	1,547	5.4	1,679	5.9
Iowa, Kansas, Nebraska, North Dakota, South Dakota	1,948	6.8	1,935	6.8
Arkansas, Indiana, Kentucky, Tennessee	1,404	4.9	1,565	5.5
Idaho, Montana, Wyoming	1,060	3.7	1,110	3.9
Arizona, Nevada, Utah	2,406	8.4	2,362	8.3

Total banking region	26,354	92.0	26,184	92.0
Outside the Company’s banking region	2,291	8.0	2,279	8.0

Total	$28,645	100.0%	$28,463	100.0%

(.6 percent) at December 31, 2006, compared with December 31, 2005. Construction and development loans increased $.7 billion (9.1 percent) despite developers beginning to slow homebuilding and managing their inventories of residential homes in response to softening market conditions. Additionally, the Company made a decision to reduce financing activities for the construction of condominiums and similar housing projects. Commercial mortgages outstanding decreased $.6 billion (2.8 percent) reflecting reductions in traditional commercial real estate mortgages due to customer refinancing activities, given liquidity available in the financial markets. Average commercial real estate loans increased $.8 billion (2.8 percent) in 2006, compared with 2005, primarily driven by growth in construction and development loans. Table 8 provides a summary of commercial real estate by property type and geographical locations.
     The Company maintains the real estate construction designation until the completion of the construction phase and, if retained, the loan is reclassified to the commercial mortgage category. Approximately $161 million of construction loans were permanently financed and reclassified to the commercial mortgage loan category in 2006. At December 31, 2006, $233 million of tax-exempt industrial development loans were secured by real estate. The Company’s commercial real estate mortgages and construction loans had unfunded commitments of $8.9 billion at December 31, 2006, compared with $9.8 billion at December 31, 2005. The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans were included in the commercial loan category and totaled $1.7 billion at December 31, 2006.
Residential Mortgages Residential mortgages held in the loan portfolio at December 31, 2006, increased $.6 billion (2.7 percent) from December 31, 2005. The growth was the result of an increase in consumer finance originations, partially offset by the Company’s decision in early 2006 to resume packaging and selling a majority of its residential mortgage loan production in the secondary markets. Average residential mortgages increased $3.0 billion

28  U.S. BANCORP

Table 9	RESIDENTIAL MORTGAGES AND RETAIL LOANS BY GEOGRAPHY

	December 31, 2006		December 31, 2005

(Dollars in Millions)	Loans	Percent	Loans	Percent

RESIDENTIAL MORTGAGES
California	$1,356	6.4%	$1,351	6.5%
Colorado	1,480	6.9	1,406	6.8
Illinois	1,359	6.4	1,402	6.8
Minnesota	2,287	10.7	2,350	11.3
Missouri	1,516	7.1	1,549	7.4
Ohio	1,529	7.2	1,487	7.2
Oregon	952	4.5	964	4.6
Washington	1,273	6.0	1,245	6.0
Wisconsin	1,100	5.2	1,136	5.5
Iowa, Kansas, Nebraska, North Dakota, South Dakota	1,512	7.1	1,536	7.4
Arkansas, Indiana, Kentucky, Tennessee	1,676	7.9	1,570	7.6
Idaho, Montana, Wyoming	470	2.2	489	2.4
Arizona, Nevada, Utah	1,168	5.5	1,161	5.6

Total banking region	17,678	83.1	17,646	85.1
Outside the Company’s banking region	3,607	16.9	3,084	14.9

Total	$21,285	100.0%	$20,730	100.0%

RETAIL LOANS
California	$5,769	12.1%	$5,142	11.6%
Colorado	2,284	4.8	2,305	5.2
Illinois	2,429	5.1	2,305	5.2
Minnesota	5,075	10.7	4,920	11.1
Missouri	2,464	5.2	2,438	5.5
Ohio	3,224	6.8	3,236	7.3
Oregon	2,024	4.3	1,906	4.3
Washington	2,278	4.8	2,172	4.9
Wisconsin	2,454	5.2	2,438	5.5
Iowa, Kansas, Nebraska, North Dakota, South Dakota	3,096	6.5	3,014	6.8
Arkansas, Indiana, Kentucky, Tennessee	3,588	7.6	3,325	7.5
Idaho, Montana, Wyoming	1,339	2.8	1,241	2.8
Arizona, Nevada, Utah	1,964	4.1	1,773	4.0

Total banking region	37,988	80.0	36,215	81.7
Outside the Company’s banking region	9,489	20.0	8,112	18.3

Total	$47,477	100.0%	$44,327	100.0%

(16.7 percent) in 2006, compared with 2005. During 2005, the Company was retaining a substantial portion of its adjustable-rate residential mortgage loan production in connection with asset/liability management decisions to reduce its risk to rising interest rates. Average residential mortgage loan balances increased as a result of the timing of these asset/liability decisions.
Retail Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $3.2 billion (7.1 percent) at December 31, 2006, compared with December 31, 2005. The increase was primarily driven by growth in credit card and other retail loans, both of which increased by $1.5 billion during 2006. The increases in these loan

Table 10	SELECTED LOAN MATURITY DISTRIBUTION

		Over One
	One Year	Through	Over Five
December 31, 2006 (Dollars in Millions)	or Less	Five Years	Years	Total

Commercial	$20,398	$22,925	$2,867	$46,190
Commercial real estate	8,878	13,049	6,718	28,645
Residential mortgages	938	2,679	17,668	21,285
Retail	15,817	18,802	12,858	47,477

Total loans	$46,031	$57,455	$40,111	$143,597
Total of loans due after one year with
Predetermined interest rates				$48,776
Floating interest rates				$48,790

U.S. BANCORP   29

categories were offset somewhat by a slight reduction in retail leasing balances of $.4 billion during the year. Average retail loans increased $2.4 billion (5.5 percent) in 2006, principally reflecting growth in credit card and installment loans. Credit card growth was driven by balance transfers, balance growth within co-branded card contracts and affinity programs. Of the total retail loans and residential mortgages outstanding, approximately 81.0 percent were to customers located in the Company’s primary banking regions. Table 9 provides a geographic summary of residential mortgages and retail loans outstanding as of December 31, 2006.
Loans Held for Sale At December 31, 2006, loans held for sale, consisting of residential mortgages, student loans, and other selective loans to be sold in the secondary market, were $3.3 billion, compared with $3.0 billion at

Table 11	INVESTMENT SECURITIES

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
December 31, 2006 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)

U.S. TREASURY AND AGENCIES
Maturing in one year or less	$91	$91	.4	5.21%	$–	$–	–	–%
Maturing after one year through five years	28	29	2.4	7.12	–	–	–	–
Maturing after five years through ten years	21	21	7.0	6.71	–	–	–	–
Maturing after ten years	332	326	13.6	5.99	–	–	–	–

Total	$472	$467	10.1	5.94%	$–	$–	–	–%

MORTGAGE-BACKED SECURITIES (a)
Maturing in one year or less	$437	$438	.8	5.45%	$–	$–	–	–%
Maturing after one year through five years	17,832	17,386	3.3	4.68	7	7	3.1	5.75
Maturing after five years through ten years	12,676	12,402	6.9	5.30	–	–	–	–
Maturing after ten years	3,520	3,561	13.1	6.51	–	–	–	–

Total	$34,465	$33,787	5.6	5.10%	$7	$7	3.1	5.75%

ASSET-BACKED SECURITIES (a)
Maturing in one year or less	$7	$7	.1	5.32%	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–	–	–	–	–
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$7	$7	.1	5.32%	$–	$–	–	–%

OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS (b)
Maturing in one year or less	$50	$50	.3	6.94%	$2	$2	.5	6.20%
Maturing after one year through five years	37	37	2.1	6.84	19	20	2.9	6.07
Maturing after five years through ten years	3,670	3,746	8.9	6.78	15	18	8.4	7.12
Maturing after ten years	706	706	14.8	6.16	31	32	16.1	5.52

Total	$4,463	$4,539	9.7	6.68%	$67	$72	10.1	6.06%

OTHER DEBT SECURITIES
Maturing in one year or less	$122	$122	.1	4.33%	$2	$2	.5	6.94%
Maturing after one year through five years	61	61	4.7	6.27	10	10	2.7	5.78
Maturing after five years through ten years	21	21	9.2	6.29	1	1	5.3	6.09
Maturing after ten years	790	789	29.3	6.33	–	–	–	–

Total	$994	$993	23.8	6.08%	$13	$13	2.5	5.98%

OTHER INVESTMENTS	$229	$237	–	6.26%	$–	$–	–	–%

Total investment securities (c)	$40,630	$40,030	6.6	5.32%	$87	$92	8.4	6.03%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available for sale investment securities was 6.1 years at December 31, 2005, with a corresponding weighted-average yield of 4.89 percent. The weighted-average maturity of the held-to-maturity investment securities was 7.2 years at December 31, 2005, with a corresponding weighted-average yield of 6.44 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	2006		2005

	Amortized	Percent	Amortized	Percent
December 31 (Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$472	1.2%	$496	1.2%
Mortgage-backed securities	34,472	84.7	38,169	94.4
Asset-backed securities	7	–	12	.1
Obligations of state and political subdivisions	4,530	11.1	724	1.8
Other debt securities and investments	1,236	3.0	1,029	2.5

Total investment securities	$40,717	100.0%	$40,430	100.0%

30  U.S. BANCORP

December 31, 2005. The increase in loans held for sale was principally due to an increase in residential mortgage balances. Average loans held for sale were $3.7 billion in 2006, compared with $3.3 billion in 2005.
Investment Securities The Company uses its investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides liquidity and is used as collateral for public deposits and wholesale funding sources. While it is the Company’s intent to hold its investment securities indefinitely, the Company may take actions in response to structural changes in the balance sheet and related interest rate risk and to meet liquidity requirements.
     At December 31, 2006, investment securities, both available-for-sale and held-to-maturity, totaled $40.1 billion, compared with $39.8 billion at December 31, 2005. The $.3 billion (.9 percent) increase primarily reflected securities purchases of $7.5 billion, partially offset by maturities and prepayments. Additionally, the Company reclassified $.5 billion of principal-only securities to the trading account effective January 1, 2006, in connection with the adoption of SFAS 156. At December 31, 2006, approximately 37 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 41 percent at December 31, 2005. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities. The decline in the percentage of adjustable-rate securities reflects decisions to purchase higher yielding fixed-rate municipal bonds and certain preferred corporate debt instruments. Average investment securities were $2.1 billion (5.1 percent) lower in 2006, compared with 2005. The decline principally reflected asset/liability management decisions to reduce the focus on residential mortgage-backed assets given the changing mix of the Company’s loan growth.
     The weighted-average yield of the available-for-sale portfolio was 5.32 percent at December 31, 2006, compared with 4.89 percent at December 31, 2005. The average maturity of the available-for-sale portfolio increased to 6.6 years at December 31, 2006, up from 6.1 years at December 31, 2005. The relative mix of the type of investment securities maintained in the portfolio is provided in Table 11. At December 31, 2006, the available-for-sale portfolio included a $600 million net unrealized loss, compared with a net unrealized loss of $662 million at December 31, 2005.
Deposits Total deposits were $124.9 billion at December 31, 2006, compared with $124.7 billion at December 31, 2005, reflecting increases in interest checking and time certificates of deposits less than $100,000, partially offset by decreases in noninterest-bearing deposits, savings accounts, money market savings and balances from time deposits greater than $100,000. Average total deposits decreased $.4 billion (.3 percent) from 2005, reflecting a decline in average noninterest-bearing deposits, money market savings, and other savings accounts. The decreases in these categories were partially offset by higher average interest checking and fixed-rate time certificate balances as branch-based customer balances migrated from lower rate saving products to products with higher interest rate offerings.
     Noninterest-bearing deposits at December 31, 2006, decreased $.1 billion (.3 percent) from December 31, 2005. The decrease was primarily attributed to a decline in business demand deposits as these customers reduced excess liquidity to fund business growth. The change also reflected a migration of customers to interest-bearing products, given rising interest rates. Average noninterest-bearing deposits in 2006 decreased $.5 billion (1.6 percent), compared with 2005, due to similar factors.
     Interest-bearing savings deposits decreased $.3 billion (.6 percent) at December 31, 2006, compared with December 31, 2005. The decline in these deposit balances was primarily related to reductions in money market savings and savings account balances, partially offset by an increase in interest checking accounts. The $1.7 billion (6.1 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products offered. A portion of branch-based money market savings accounts migrated to fixed-rate time certificates in response to higher interest rates for these products. The $1.7 billion (7.1 percent) increase in interest checking account balances was due to an increase in trust and custody and government balances, partially offset by decreases in private banking balances. Average interest-bearing savings deposits in 2006 decreased $2.1 billion (3.6 percent), compared with 2005, primarily driven by a reduction in money market savings account balances of $2.6 billion (9.0 percent), partially offset by higher interest checking account balances of $.8 billion (3.4 percent).
     Interest-bearing time deposits at December 31, 2006, increased $.6 billion (1.7 percent), compared with December 31, 2005, primarily driven by an increase in time certificates of deposit less than $100,000. The increase in time certificates of deposit less than $100,000 was due to the migration of a portion of customer noninterest-bearing and money market savings account balances to fixed-rate deposits. Average time deposits greater than $100,000 increased $1.6 billion (7.7 percent) and average time certificates of deposit less than $100,000 increased $.6 billion (4.3 percent) in 2006, compared with 2005.
U.S. BANCORP   31

Table 12	DEPOSITS
The composition of deposits was as follows:

	2006		2005		2004		2003		2002

		Percent		Percent		Percent		Percent		Percent
December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$32,128	25.7%	$32,214	25.8%	$30,756	25.5%	$32,470	27.3%	$35,106	30.4%
Interest-bearing deposits
Interest checking	24,937	20.0	23,274	18.7	23,186	19.2	21,404	18.0	17,467	15.1
Money market savings	26,220	21.0	27,934	22.4	30,478	25.2	34,025	28.6	27,753	24.0
Savings accounts	5,314	4.2	5,602	4.5	5,728	4.8	5,630	4.7	5,021	4.4

Total of savings deposits	56,471	45.2	56,810	45.6	59,392	49.2	61,059	51.3	50,241	43.5
Time certificates of deposit less than $100,000	13,859	11.1	13,214	10.6	12,544	10.4	13,690	11.5	17,973	15.5
Time deposits greater than $100,000
Domestic	14,868	11.9	14,341	11.5	11,956	9.9	5,902	4.9	9,427	8.2
Foreign	7,556	6.1	8,130	6.5	6,093	5.0	5,931	5.0	2,787	2.4

Total interest-bearing deposits	92,754	74.3	92,495	74.2	89,985	74.5	86,582	72.7	80,428	69.6

Total deposits	$124,882	100.0%	$124,709	100.0%	$120,741	100.0%	$119,052	100.0%	$115,534	100.0%

The maturity of time certificates of deposit less than $100,000 and time deposits greater than $100,000 was as follows:

	Time Certificates of	Time Deposits
December 31, 2006 (Dollars in Millions)	Deposit Less Than $100,000	Greater Than $100,000	Total

Three months or less	$3,521	$17,101	$20,622
Three months through six months	3,173	2,071	5,244
Six months through one year	3,304	1,789	5,093
2008	2,673	915	3,588
2009	677	274	951
2010	210	126	336
2011	294	145	439
Thereafter	7	3	10

Total	$13,859	$22,424	$36,283

Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources.
Borrowings The Company utilizes both short-term and long-term borrowings to fund earning asset growth in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, securities sold under agreements to repurchase and other short-term borrowings, were $26.9 billion at December 31, 2006, compared with $20.2 billion at December 31, 2005. Short-term funding is managed within approved liquidity policies. The increase of $6.7 billion in short-term borrowings reflected wholesale funding associated with the Company’s earning asset growth and asset/liability management activities.
     Long-term debt was $37.6 billion at December 31, 2006, compared with $37.1 billion at December 31, 2005, reflecting the issuances of $5.5 billion of medium-term and bank notes, $2.5 billion of convertible senior debentures, $2.5 billion of junior subordinated debentures and the addition of $3.1 billion of Federal Home Loan Bank (“FHLB”) advances. These additions were partially offset by $7.6 billion of medium-term and bank note maturities, and $3.4 billion of convertible senior debenture repayments. In addition, the Company elected to redeem $1.9 billion of junior subordinated debentures in connection with asset/liability and interest rate risk management decisions. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
CORPORATE RISK PROFILE
Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the repricing of assets and liabilities
32  U.S. BANCORP

differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base or revenue.
Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans exhibiting deterioration of credit quality. The credit risk management strategy also includes a credit risk assessment process, independent of business line managers, that performs assessments of compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. The Company strives to identify potential problem loans early, record any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on prudent credit policies and procedures and individual lender and business line manager accountability. Lenders are assigned lending authority based on their level of experience and customer service requirements. Credit officers reporting to an independent credit administration function have higher levels of lending authority and support the business units in their credit decision process. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loans including the probability of default of an obligor and the loss given default of credit facilities. The Company uses the risk rating system for regulatory reporting, determining the frequency of review of the credit exposures, and evaluation and determination of the specific allowance for commercial credit losses. The Company regularly forecasts potential changes in risk ratings, nonperforming status and potential for loss and the estimated impact on the allowance for credit losses. In the Company’s retail banking operations, standard credit scoring systems are used to assess credit risks of consumer, small business and small-ticket leasing customers and to price consumer products accordingly. The Company conducts the underwriting and collections of its retail products in loan underwriting and servicing centers specializing in certain retail products. Forecasts of delinquency levels, bankruptcies and losses in conjunction with projection of estimated losses by delinquency categories and vintage information are regularly prepared and are used to evaluate underwriting and collection and determine the specific allowance for credit losses for these products. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap and option contracts for balance sheet hedging purposes, foreign exchange transactions, deposit overdrafts and interest rate swap contracts for customers, and settlement risk, including Automated Clearing House transactions, and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.
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
     Economic conditions have steadily improved during the timeframe from 2004 through 2006, as reflected in strong expansion of the gross domestic product index, lower unemployment rates, expanding retail sales levels, favorable trends related to corporate profits and consumer spending for retail goods and services. Beginning in mid-2004 through the second quarter of 2006, the Federal Reserve Bank pursued a measured approach to increasing short-term rates in an effort to prevent an acceleration of inflation and maintain a moderate rate of economic growth. The rising interest rate environment has caused some softening of residential home and condominium sales. Nationwide sales of condominium units reached a peak in mid-2005 and
U.S. BANCORP   33

have declined since that timeframe. With respect to residential homes, inventory levels approximated a 7 month supply at the end of 2006, up from 4.5 months in the third quarter of 2005. Median home prices, which peaked in mid-2006, have declined somewhat across most domestic markets with more severe price reductions in the Northeast and Southeast regions. Since the second quarter of 2006, retail sales have slowed somewhat and industrial production declined moderately in the fourth quarter of 2006. Beginning in the third quarter of 2006, the Federal Reserve Bank paused from its approach of increasing interest rates and tightening the money supply as growth in inflationary indices began to moderate.
     In addition to economic factors, changes in regulations and legislation can have an impact on the credit performance of the loan portfolios. Beginning in 2005, the Company implemented higher minimum balance payment requirements for its credit card customers in response to industry guidance issued by the banking regulatory agencies. This industry guidance was provided to minimize the likelihood that minimum balance payments would not be sufficient to cover interest, fees and a portion of the principal balance of a credit card loan resulting in negative amortization, or increasing account balances. Also, new bankruptcy legislation was enacted in October 2005, making it more difficult for borrowers to have their debts forgiven during bankruptcy proceedings. As a result of the changes in bankruptcy laws, the levels of consumer and business bankruptcy filings increased dramatically in the fourth quarter of 2005 and declined in early 2006 to levels that were a third of average bankruptcy filings during 2004 and early 2005. While consumer bankruptcies have begun to increase somewhat, bankruptcy filings in the fourth quarter of 2006 approximated only fifty percent of pre-2005 levels. Going forward, the lending industry may experience increasing levels of nonperforming loans, restructured loans and delinquencies due to changing collections strategies for consumer credit.
Credit Diversification The Company manages its credit risk, in part, through diversification of its loan portfolio. As part of its normal business activities, it offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, commercial lease financing, agricultural credit, warehouse mortgage lending, commercial real estate, health care and correspondent banking. The Company also offers an array of retail lending products including credit cards, retail leases, home equity, revolving credit, lending to students and other consumer loans. These retail credit products are primarily offered through the branch office network, home mortgage and loan production offices, indirect distribution channels, such as automobile dealers and a consumer finance division. The Company monitors and manages the portfolio diversification by industry, customer and geography. Table 6 provides information with respect to the overall product diversification and changes in the mix during 2006.
     The commercial portfolio reflects the Company’s focus on serving small business customers, middle market and larger corporate businesses throughout its 24-state banking region, as well as large national customers. Table 7 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2006 and 2005. The commercial loan portfolio is diversified among various industries with somewhat higher concentrations in consumer products and services, financial services, commercial services and supplies, capital goods (including manufacturing and commercial construction-related businesses), property management and development and agricultural industries. Additionally, the commercial portfolio is diversified across the Company’s geographical markets with 79.2 percent of total commercial loans within the 24-state banking region. Credit relationships outside of the Company’s banking region are reflected within the corporate banking, mortgage banking, auto dealer and leasing businesses focusing on large national customers and specifically targeted industries. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its mortgage collateral position to manage its risk exposure.
     The commercial real estate portfolio reflects the Company’s focus on serving business owners within its footprint as well as regional and national investment-based real estate. At December 31, 2006, the Company had commercial real estate loans of $28.6 billion, or 19.9 percent of total loans, compared with $28.5 billion at December 31, 2005. Within commercial real estate loans, different property types have varying degrees of credit risk. Table 8 provides a summary of the significant property types and geographical locations of commercial real estate loans outstanding at December 31, 2006 and 2005. At December 31, 2006, approximately 35.0 percent of the commercial real estate loan portfolio represented business owner-occupied properties that tend to exhibit credit risk characteristics similar to the middle market commercial loan portfolio. Generally, the investment-based real estate mortgages are diversified among various property types with somewhat higher concentrations in office and retail properties. While investment-based commercial real estate continues to perform with relatively strong occupancy levels and cash flows, these categories of loans can be adversely impacted during a rising rate environment. During the year, the Company began to reduce the level of its construction financing of condominium projects given the deterioration in unit pricing in several regions of the country. Included in
34  U.S. BANCORP

commercial real estate at year end 2006 was approximately $.7 billion in loans related to land held for development and $2.2 billion of loans related to residential and commercial acquisition and development properties. These loans are subject to quarterly monitoring for changes in local market conditions due to a higher credit risk profile. Acquisition and development loans continued to perform well, despite a slow down in the housing market and softening of demand. The commercial real estate portfolio is diversified across the Company’s geographical markets with 92.0 percent of total commercial real estate loans outstanding at December 31, 2006, within the 24-state banking region.
     Residential mortgages represent an important financial product for consumer customers of the Company and are originated through the Company’s branches, loan production offices, a wholesale network of originators and a consumer finance division. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio, credit risk is also diversified by geography and by monitoring loan-to-values during the underwriting process.
The following table provides summary information of the loan-to-values of residential mortgages by distribution channel and type at December 31, 2006:

				Percent
	Interest			of
(Dollars in Millions)	Only	Amortizing	Total	Total

CONSUMER FINANCE
Less than or equal to 80%	$694	$2,204	$2,898	35.9%
Over 80% through 90%	746	1,351	2,097	25.9
Over 90% through 100%	575	2,435	3,010	37.2
Over 100%	—	79	79	1.0

Total	$2,015	$6,069	$8,084	100.0%
TRADITIONAL BRANCH
Less than or equal to 80%	$2,464	$10,224	$12,688	96.1%
Over 80% through 90%	109	232	341	2.6
Over 90% through 100%	120	52	172	1.3
Over 100%	—	—	—	—

Total	$2,693	$10,508	$13,201	100.0%
TOTAL COMPANY
Less than or equal to 80%	$3,158	$12,428	$15,586	73.2%
Over 80% through 90%	855	1,583	2,438	11.5
Over 90% through 100%	695	2,487	3,182	14.9
Over 100%	—	79	79	.4

Total	$4,708	$16,577	$21,285	100.0%

Note: loan-to-values determined as of the date of origination.
     Within the consumer finance division approximately $2.8 billion, or 35.1 percent of that division, represents loans to customers that may be defined as sub-prime borrowers. Of these loans, 34.8 percent had a loan-to-value of less than or equal to 80 percent of the origination amount, while 24.2 percent had loan-to-values of over 80 percent through 90 percent and 39.1 percent had loan-to-values of over 90 percent through 100 percent.
The following table provides further information for the consumer finance division:

				Percent
	Interest			of
(Dollars in Millions)	Only	Amortizing	Total	Division

SUB-PRIME BORROWERS
Less than or equal to 80%	$4	$985	$989	12.3%
Over 80% through 90%	6	681	687	8.5
Over 90% through 100%	34	1,076	1,110	13.7
Over 100%	—	55	55	.7

Total	$44	$2,797	$2,841	35.2%
OTHER BORROWERS
Less than or equal to 80%	$690	$1,219	$1,909	23.6%
Over 80% through 90%	740	670	1,410	17.4
Over 90% through 100%	541	1,359	1,900	23.5
Over 100%	—	24	24	.3

Total	$1,971	$3,272	$5,243	64.8%

TOTAL CONSUMER FINANCE	$2,015	$6,069	$8,084	100.0%

     The Company does not have any residential mortgages whose payment schedule would cause balances to increase over time.
     The retail loan portfolio principally reflects the Company’s focus on consumers within its footprint of branches and certain niche lending activities that are nationally focused. Within the Company’s retail loan portfolio approximately 82.7 percent of the credit card balances relate to bank branch, co-branded and affinity programs that generally experience better credit quality performance than portfolios generated through national direct mail programs. At December 31, 2006, approximately 80.8 percent of the student loan portfolio is federally guaranteed through various programs reducing its risk profile.
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
U.S. BANCORP   35

Table 13	DELINQUENT LOAN RATIOS AS A PERCENT OF ENDING LOANS BALANCES

At December 31,
90 days or more past due excluding nonperforming loans	2006	2005	2004	2003	2002

COMMERCIAL
Commercial	.06%	.06%	.05%	.06%	.14%
Lease financing	–	–	.02	.04	.10

Total commercial	.05	.05	.05	.06	.14
COMMERCIAL REAL ESTATE
Commercial mortgages	.01	–	–	.02	.03
Construction and development	.01	–	–	.03	.07

Total commercial real estate	.01	–	–	.02	.04
RESIDENTIAL MORTGAGES	.45	.32	.46	.61	.90
RETAIL
Credit card	1.75	1.26	1.74	1.68	2.09
Retail leasing	.03	.04	.08	.14	.19
Other retail	.23	.23	.30	.43	.56

Total retail	.48	.37	.49	.58	.74

Total loans	.24%	.19%	.24%	.28%	.37%

At December 31,
90 days or more past due including nonperforming loans	2006	2005	2004	2003	2002

Commercial	.57%	.69%	.99%	1.97%	2.35%
Commercial real estate	.53	.55	.73	.82	.90
Residential mortgages (a)	.62	.55	.74	.91	1.44
Retail	.58	.52	.53	.65	.81

Total loans	.57%	.58%	.75%	1.16%	1.45%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 3.11 percent, 4.35 percent, 5.19 percent, and 6.07 percent at December 31, 2006, 2005, 2004 and 2003, respectively. Information prior to 2003 is not available.
(“GNMA”) mortgage pools whose repayments of principal and interest are substantially insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs are excluded from delinquency statistics. In addition, under certain situations, a retail customer’s account may be re-aged to remove it from delinquent status. Generally, the intent of a re-aged account is to assist customers who have recently overcome temporary financial difficulties, and have demonstrated both the ability and willingness to resume regular payments. To qualify for re-aging, the account must have been open for at least one year and cannot have been re-aged during the preceding 365 days. An account may not be re-aged more than two times in a five year period. To qualify for re-aging, the customer must also have made three regular minimum monthly payments within the last 90 days. In addition, the Company may re-age the retail account of a customer who has experienced longer-term financial difficulties and apply modified, concessionary terms and conditions to the account. Such additional re-ages are limited to one in a five year period, must meet the qualifications for re-aging described above. All re-aging strategies must be independently approved by the Company’s credit administration function and are limited to credit card and credit line accounts. Commercial loans are not subject to re-aging policies.
     Accruing loans 90 days or more past due totaled $349 million at December 31, 2006, compared with $253 million at December 31, 2005, and $294 million at December 31, 2004. The increase in 90 day delinquent loans from December 31, 2005, to December 31, 2006, was primarily driven by the impact of the bankruptcy legislation in 2005. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of 90 day delinquent loans to total loans was .24 percent at December 31, 2006, compared with .19 percent at December 31, 2005.
     To monitor credit risk associated with retail loans, the Company also monitors delinquency ratios in the various stages of collection including nonperforming status.
36  U.S. BANCORP

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent
			of Ending
	Amount		Loan Balances
December 31,
(Dollars in Millions)	2006	2005	2006	2005

RESIDENTIAL MORTGAGES
30-89 days	$154	$112	.72%	.55%
90 days or more	95	67	.45	.32
Nonperforming	36	48	.17	.23

Total	$285	$227	1.34%	1.10%

RETAIL
Credit card
30-89 days	$204	$147	2.35%	2.06%
90 days or more	152	90	1.75	1.26
Nonperforming	31	49	.36	.69

Total	$387	$286	4.46%	4.01%
Retail leasing
30-89 days	$34	$43	.49%	.59%
90 days or more	2	3	.03	.04
Nonperforming	–	–	–	–

Total	$36	$46	.52%	.63%
Other retail
30-89 days	$210	$206	.66%	.69%
90 days or more	72	70	.23	.23
Nonperforming	17	17	.05	.06

Total	$299	$293	.94%	.98%

Within these product categories, the following table provides information on the amount of delinquent and nonperforming loans and the percent of ending loan balances, by channel as of December 31, 2006:

	Consumer Finance		Traditional Branch

(Dollars in Millions)	Amount	Percent	Amount	Percent

RESIDENTIAL MORTGAGES	$134	1.66%	$151	1.14%

RETAIL
Credit card	$—	—%	$387	4.46%
Retail leasing	—	—	36	.52
Other retail	69	3.02	230	.78

Within the consumer finance division approximately $105 million and $50 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers.
Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At December 31, 2006, total nonperforming assets were $587 million, compared with $644 million at year-end 2005 and $748 million at year-end 2004. The ratio of total nonperforming assets to total loans and other real estate decreased to .41 percent at December 31, 2006, compared with .47 percent and .60 percent at the end of 2005 and 2004, respectively. The $57 million decrease in total nonperforming assets in 2006 principally reflected decreases in nonperforming commercial, residential mortgages and retail loans, partially offset by a $24 million increase in other real estate as a result of taking ownership of more residential properties. The decrease in nonperforming commercial loans in 2006 was broad-based across many industry sectors within the commercial loan portfolio including agriculture, commercial supplies, consumer-related sectors, manufacturing and transportation. Some deterioration in credit quality was experienced within the home improvement, furnishing and building sectors during the year. The reduction in nonperforming commercial real estate loans during 2006 extended across most property types and was driven by refinancing of commercial real estate mortgages given the extent of liquidity available in the market. Nonperforming loans related to construction financing have increased somewhat during the year. Nonperforming retail loans decreased from a year ago, primarily due to the run-off of nonaccrual accounts from a discontinued workout program for customers having financial difficulties meeting recent minimum balance payment requirements. Under this program, retail customers that met certain criteria had the terms of their credit card and other loan agreements modified to allow amortization of their balances over a period of up to 60 months. Residential mortgage loans on nonaccrual status decreased during 2006. As a percentage of ending loan balances, nonperforming residential mortgages declined to .17 percent at December 31, 2006 compared with .23 percent at December 31, 2005.
     The $104 million decrease in total nonperforming assets in 2005, as compared with 2004, reflected decreases in nonperforming commercial and commercial real estate loans, partially offset by increases in nonperforming residential mortgages and retail loans. The decrease in nonperforming commercial loans in 2005 was also broad-based across most industry sectors within the commercial loan portfolio including capital goods, customer-related sectors, manufacturing and certain segments of transportation. The increase in nonperforming retail loans during 2005 was directly related to the workout program, discussed above, for customers having financial difficulties meeting recent minimum balance payment requirements.
     Included in nonperforming loans were restructured loans of $38 million and $75 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had no commitments to lend additional funds under restructured loans, compared with $9 million at December 31, 2005.
U.S. BANCORP   37

Table 14	NONPERFORMING ASSETS (a)

At December 31, (Dollars in Millions)	2006	2005	2004	2003	2002

COMMERCIAL
Commercial	$196	$231	$289	$624	$760
Lease financing	40	42	91	113	167

Total commercial	236	273	380	737	927
COMMERCIAL REAL ESTATE
Commercial mortgages	112	134	175	178	175
Construction and development	38	23	25	40	57

Total commercial real estate	150	157	200	218	232
RESIDENTIAL MORTGAGES	36	48	43	40	52
RETAIL
Credit card	31	49	–	–	–
Retail leasing	–	–	–	–	1
Other retail	17	17	17	25	25

Total retail	48	66	17	25	26

Total nonperforming loans	470	544	640	1,020	1,237
OTHER REAL ESTATE (b)	95	71	72	73	59
OTHER ASSETS	22	29	36	55	77

Total nonperforming assets	$587	$644	$748	$1,148	$1,373

Accruing loans 90 days or more past due	$349	$253	$294	$329	$426
Nonperforming loans to total loans	.33%	.40%	.51%	.87%	1.08%
Nonperforming assets to total loans plus other real estate (b)	.41%	.47%	.60%	.98%	1.19%
Net interest lost on nonperforming loans	$ 39	$ 30	$ 42	$ 67	$ 65

CHANGES IN NONPERFORMING ASSETS

	Commercial and	Retail and
(Dollars in Millions)	Commercial Real Estate	Residential Mortgages (d)	Total

BALANCE DECEMBER 31, 2005	$457	$187	$644
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	480	66	546
Advances on loans	36	–	36

Total additions	516	66	582
Reductions in nonperforming assets
Paydowns, payoffs	(240)	(49)	(289)
Net sales	(95)	–	(95)
Return to performing status	(97)	(8)	(105)
Charge-offs (c)	(135)	(15)	(150)

Total reductions	(567)	(72)	(639)

Net reductions in nonperforming assets	(51)	(6)	(57)

BALANCE DECEMBER 31, 2006	$406	$181	$587

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $83 million of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
Restructured loans performing under the restructured terms beyond a specified timeframe are reported as “restructured loans that continue to accrue interest.”
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
The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent
			of Ending Loan
	Amount		Balances
December 31
(Dollars in Millions)	2006	2005	2006	2005

Commercial	$18	$5	.04%	.01%
Commercial real estate	1	1	–	–
Residential mortgages	80	59	.38	.28
Credit card	267	218	3.08	3.05
Other retail	39	32	.10	.09

Total	$405	$315	.28%	.23%

     Restructured loans that accrue interest were higher at December 31, 2006, compared with December 31, 2005,
38  U.S. BANCORP

Table 15	NET CHARGE-OFFS AS A PERCENT OF AVERAGE LOANS OUTSTANDING

Year Ended December 31	2006	2005	2004	2003	2002

COMMERCIAL
Commercial	.15%	.12%	.29%	1.34%	1.29%
Lease financing	.46	.85	1.42	1.65	2.67

Total commercial	.18	.20	.43	1.38	1.46
COMMERCIAL REAL ESTATE
Commercial mortgages	.01	.03	.09	.14	.17
Construction and development	.01	(.04)	.13	.16	.11

Total commercial real estate	.01	.01	.10	.14	.15
RESIDENTIAL MORTGAGES	.19	.20	.20	.23	.23
RETAIL
Credit card	2.88	4.20	4.14	4.62	4.97
Retail leasing	.20	.35	.59	.86	.72
Home equity and second mortgages	.33	.46	.54	.70	.73
Other retail	.85	1.33	1.35	1.79	2.35

Total retail	.92	1.30	1.36	1.68	1.91

Total loans	.39%	.52%	.64%	1.07%	1.21%

reflecting the impact of the Company implementing higher minimum balance payment requirements for credit card customers in response to industry guidance issued by the banking regulatory agencies.
Analysis of Loan Net Charge-Offs Total loan net charge-offs were $544 million in 2006, compared with $685 million in 2005 and $767 million in 2004. The ratio of total loan net charge-offs to average loans was .39 percent in 2006, compared with .52 percent in 2005 and .64 percent in 2004. The overall level of net charge-offs in 2006 and 2005 reflected improving economic conditions and the Company’s efforts to reduce the overall risk profile of the portfolio through ongoing improvement in collection efforts underwriting and risk management. These factors have resulted in improved credit quality and lower gross charge-offs over the past three years.
     Commercial and commercial real estate loan net charge-offs for 2006 were $88 million (.12 percent of average loans outstanding), compared with $90 million (.13 percent of average loans outstanding) in 2005 and $196 million (.29 percent of average loans outstanding) in 2004. The year-over-year improvement in net charge-offs reflected lower gross charge-offs, partially offset by a lower level of recoveries. The Company expects commercial net charge-offs to increase somewhat over the next several quarters due to higher gross charge-offs from cyclical low levels and lower commercial loan recoveries at this stage of the economic cycle. The decrease in commercial and commercial real estate loan net charge-offs in 2005 compared with 2004, was broad-based and extended across most industries within the commercial loan portfolio.
     Retail loan net charge-offs in 2006 were $415 million (.92 percent of average loans outstanding), compared with $559 million (1.30 percent of average loans outstanding) in 2005 and $542 million (1.36 percent of average loans outstanding) in 2004. The decrease in retail loan net charge-offs in 2006, compared with 2005, reflected the impact of the bankruptcy legislation enacted in the fourth quarter of 2005 and improved retail portfolio performance. The Company anticipates charge-offs will return to more normalized levels in future quarters. Higher amounts of retail loan net charge-offs in 2005, compared with 2004, reflected the bankruptcy legislation enacted in the fourth quarter of 2005.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch credit, indirect lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”) participates in substantially all facets of the Company’s consumer lending activities. USBCF specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. USBCF manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.
     The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by
U.S. BANCORP   39

the consumer finance division, compared with traditional branch related loans:

			Percent of
	Average Loans		Average Loans
Year Ended December 31
(Dollars in Millions)	2006	2005	2006	2005

CONSUMER FINANCE (a)
Residential mortgages	$7,414	$5,947	.51%	.52%
Home equity and second mortgages	1,971	2,431	1.42	1.81
Other retail	399	393	4.76	5.09
TRADITIONAL BRANCH
Residential mortgages	$13,639	$12,089	.02%	.04%
Home equity and second mortgages	13,175	12,514	.17	.19
Other retail	15,057	13,670	.74	1.22
TOTAL COMPANY
Residential mortgages	$21,053	$18,036	.19%	.20%
Home equity and second mortgages	15,146	14,945	.33	.46
Other retail	15,456	14,063	.85	1.33

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
     Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percentage of average loans outstanding for the division:

			Percent of
	Average Loans		Average Loans
Year Ended December 31
(Dollars in Millions)	2006	2005	2006	2005

RESIDENTIAL MORTGAGES
Sub-prime borrowers	$2,602	$1,932	.95%	.93%
Other borrowers	4,812	4,015	.27	.32

Total	$7,414	$5,947	.51%	.52%
HOME EQUITY AND SECOND MORTGAGES
Sub-prime borrowers	$842	$781	1.72%	2.63%
Other borrowers	1,129	1,650	1.20	1.43

Total	$1,971	$2,431	1.42%	1.81%

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
     At December 31, 2006, the allowance for credit losses was $2,256 million (1.57 percent of loans), compared with an allowance of $2,251 million (1.65 percent of loans) at December 31, 2005, and $2,269 million (1.82 percent of loans) at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 480 percent at December 31, 2006, compared with 414 percent and 355 percent at December 31, 2005 and 2004, respectively. The ratio of the allowance for credit losses to loan net charge-offs at December 31, 2006, was 415 percent, compared with 329 percent and 296 percent at December 31, 2005 and 2004, respectively. Management determined that the allowance for credit losses was adequate at December 31, 2006.
     Several factors were taken into consideration in evaluating the allowance for credit losses at December 31, 2006, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2005. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgages balances, and their relative credit risks were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio. Management determines the allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. On an ongoing basis, management evaluates its methods for determining the allowance for each element of the portfolio and makes enhancements considered appropriate. Table 17 shows the amount of the allowance for credit losses by portfolio category.
     The allowance recorded for commercial and commercial real estate loans is based, in part, on a regular review of individual credit relationships. The Company’s risk rating process is an integral component of the methodology utilized to determine these elements of the allowance for credit losses. An allowance for credit losses is established for pools of commercial and commercial real estate loans and unfunded commitments based on the risk ratings assigned. An analysis of the migration of commercial and commercial real estate loans and actual loss experience throughout the business cycle is conducted quarterly to assess the exposure for credits with similar risk characteristics. In addition to its risk rating process, the Company separately analyzes the carrying value of impaired
40  U.S. BANCORP

Table 16	SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

(Dollars in Millions)	2006	2005	2004	2003	2002

Balance at beginning of year	$2,251	$2,269	$2,369	$2,422	$2,457
CHARGE-OFFS
Commercial
Commercial	121	140	244	556	559
Lease financing	51	76	110	139	189

Total commercial	172	216	354	695	748
Commercial real estate
Commercial mortgages	11	16	29	44	41
Construction and development	1	3	13	13	9

Total commercial real estate	12	19	42	57	50
Residential mortgages	43	39	33	30	23
Retail
Credit card	256	313	282	282	305
Retail leasing	25	38	49	57	45
Home equity and second mortgages	62	83	89	105	108
Other retail	193	241	225	268	312

Total retail	536	675	645	712	770

Total charge-offs	763	949	1,074	1,494	1,591
RECOVERIES
Commercial
Commercial	61	95	144	70	67
Lease financing	27	34	41	55	40

Total commercial	88	129	185	125	107
Commercial real estate
Commercial mortgages	8	10	11	16	9
Construction and development	—	6	4	2	2

Total commercial real estate	8	16	15	18	11
Residential mortgages	2	3	4	3	4
Retail
Credit card	36	35	30	27	25
Retail leasing	11	12	10	7	6
Home equity and second mortgages	12	15	13	12	11
Other retail	62	54	50	50	54

Total retail	121	116	103	96	96

Total recoveries	219	264	307	242	218
NET CHARGE-OFFS
Commercial
Commercial	60	45	100	486	492
Lease financing	24	42	69	84	149

Total commercial	84	87	169	570	641
Commercial real estate
Commercial mortgages	3	6	18	28	32
Construction and development	1	(3)	9	11	7

Total commercial real estate	4	3	27	39	39
Residential mortgages	41	36	29	27	19
Retail
Credit card	220	278	252	255	280
Retail leasing	14	26	39	50	39
Home equity and second mortgages	50	68	76	93	97
Other retail	131	187	175	218	258

Total retail	415	559	542	616	674

Total net charge-offs	544	685	767	1,252	1,373

Provision for credit losses	544	666	669	1,254	1,349
Acquisitions and other changes	5	1	(2)	(55)	(11)

Balance at end of year	$2,256	$2,251	$2,269	$2,369	$2,422

COMPONENTS
Allowance for loan losses	$2,022	$2,041	$2,080	$2,184
Liability for unfunded credit commitments	234	210	189	185

Total allowance for credit losses	$2,256	$2,251	$2,269	$2,369

Allowance for credit losses as a percentage of
Period-end loans	1.57%	1.65%	1.82%	2.03%	2.11%
Nonperforming loans	480	414	355	232	196
Nonperforming assets	384	350	303	206	176
Net charge-offs	415	329	296	189	176

loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial and commercial real estate loan portfolios, including impaired commercial and commercial real estate loans, was $955 million at December 31, 2006, compared with
U.S. BANCORP   41

$929 million and $941 million at December 31, 2005 and 2004, respectively. The increase in the allowance for commercial and commercial real estate loans of $26 million at December 31, 2006, compared with December 31, 2005, reflected the impact of growth in the portfolios and a $81 million increase related to changes in risk classifications, offset somewhat by a $55 million reduction related to changes in loss severity rates.
     The allowance recorded for the residential mortgages and retail loan portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous group of loans. Based on this information and analysis, an allowance was established approximating a rolling twelve-month estimate of net charge-offs. The allowance established for residential mortgages was $58 million at December 31, 2006, compared with $39 million and $33 million at December 31, 2005 and 2004, respectively. The increase in the allowance for the residential mortgage portfolio year-over-year was primarily due to higher loss rates, higher delinquencies and the seasoning of the portfolio during 2006. The allowance established for retail loans was $542 million at December 31, 2006, compared with $558 million and $610 million at December 31, 2005 and 2004, respectively. The decline in the allowance for the retail portfolio in 2006 reflected improved credit quality favorably impacting inherent loss ratios and declining delinquency trends, partially offset by the impact of portfolio growth.
     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of these subjective factors, the process utilized to determine each element of the allowance for credit losses by specific loan category has some imprecision. As such, the Company estimates a range of inherent losses in the portfolio based on statistical analyses and management judgment, and maintains an “allowance available for other factors” that is related to but not allocated to a specific loan category. A statistical analysis attempts to measure the extent of imprecision and other uncertainty by determining the volatility of losses over time across loan categories. Also, management judgmentally considers loan concentrations, risks associated with specific industries, the stage of the business cycle, economic conditions and other qualitative factors. Based on this process, the amount of the allowance available for other factors was $701 million at December 31, 2006, compared with $725 million at December 31, 2005, and $685 million

Table 17	ELEMENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	Allowance Amount					Allowance as a Percent of Ending Loan Balances

December 31 (Dollars in Millions)	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002

COMMERCIAL
Commercial	$665	$656	$664	$696	$776	1.64%	1.73%	1.89%	2.08%	2.12%
Lease financing	90	105	106	90	108	1.62	2.06	2.14	1.80	2.01

Total commercial	755	761	770	786	884	1.63	1.77	1.92	2.04	2.11
COMMERCIAL REAL ESTATE
Commercial mortgages	126	115	131	170	153	.64	.57	.64	.82	.75
Construction and development	74	53	40	59	53	.83	.65	.55	.89	.81

Total commercial real estate	200	168	171	229	206	.70	.59	.62	.84	.77
RESIDENTIAL MORTGAGES	58	39	33	33	34	.27	.19	.21	.25	.35
RETAIL
Credit card	298	284	283	268	272	3.44	3.98	4.29	4.52	4.80
Retail leasing	15	24	44	47	44	.22	.33	.61	.78	.77
Home equity and second mortgages	52	62	88	101	115	.33	.41	.59	.76	.85
Other retail	177	188	195	235	269	1.08	1.26	1.48	1.89	2.35

Total retail	542	558	610	651	700	1.14	1.26	1.46	1.73	1.93

Total allocated allowance	1,555	1,526	1,584	1,699	1,824	1.08	1.12	1.27	1.46	1.59
Available for other factors	701	725	685	670	598	.49	.53	.55	.57	.52

Total allowance	$2,256	$2,251	$2,269	$2,369	$2,422	1.57%	1.65%	1.82%	2.03%	2.11%

42  U.S. BANCORP

at December 31, 2004. At December 31, 2006, approximately $669 million was related to estimated imprecision or uncertainty as described above. Of this amount, commercial and commercial real estate represented approximately 69 percent while residential and retail loans represented approximately 31 percent. The remaining allowance available for other factors of $32 million was related to concentration risk, including risks associated with the residential construction and residential mortgage markets, relative size of the consumer finance and commercial real estate portfolios, highly leveraged enterprise-value credits and other qualitative factors. Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings or the credit portfolio.
     Although the Company determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts.
Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds under this insurance program if, in the aggregate, there is a net loss for such period. In addition, the Company obtains separate residual value insurance for all vehicles at lease inception where end of lease term settlement is based solely on the residual value of the individual leased vehicles. Under this program, the potential recovery is computed for each individual vehicle sold and does not allow the insurance carrier to offset individual determined losses with gains from other leases. This individual vehicle coverage is included in the calculation of minimum lease payments when making the capital lease assessment. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.
     Included in the retail leasing portfolio was approximately $4.3 billion of retail leasing residuals at December 31, 2006 and 2005. The Company monitors concentrations of leases by manufacturer and vehicle “make and model.” As of December 31, 2006, vehicle lease residuals related to sport utility vehicles were 42.7 percent of the portfolio while luxury and mid-range vehicle classes represented approximately 23.4 percent and 11.8 percent, respectively. At year-end 2006, the largest vehicle-type concentration represented approximately 7.2 percent of the aggregate residual value of the vehicles in the portfolio. No other vehicle-type exceeded five percent of the aggregate residual value of the portfolio. Because retail residual valuations tend to be less volatile for longer-term leases, relative to the estimated residual at inception of the lease, the Company actively manages lease origination production to achieve a longer-term portfolio. At December 31, 2006, the weighted-average origination term of the portfolio was 50 months. During the past several years, new vehicles sales volumes experienced strong growth driven by manufacturer incentives, consumer spending levels and strong economic conditions. In 2006, sales of new cars have softened somewhat relative to a year ago. In part, this is due to domestic manufacturers reducing sales incentives to consumers. This softness in new vehicle sales became more pronounced during the latter part of 2006. Current expectations are that sales of new vehicles will trend downward in 2007. Given that manufacturers’ inventories of vehicles have declined somewhat during this period, this trend in sales should provide support of residual valuations. With respect to used vehicles, wholesale values for automobiles during 2004 and 2005 performed better than wholesale values for trucks resulting in car prices becoming somewhat inflated and truck prices declining over this period. This has led to a shift in the comparative performance of these two segments, resulting in car values experiencing a decrease of 2.7 percent in 2006, while truck values have experienced an improvement of 1.1 percent over the same timeframe. Sport utility and truck values have also recovered somewhat due to the impact of declining gas prices from earlier in the year. The overall stability in the used car marketplace combined with the mix of the Company’s lease residual portfolio have caused the
U.S. BANCORP   43

exposure to retail lease residual impairments to be relatively stable relative to a year ago.
     At December 31, 2006, the commercial leasing portfolio had $636 million of residuals, compared with $678 million at December 31, 2005. At year-end 2006, lease residuals related to trucks and other transportation equipment were 26.4 percent of the total residual portfolio. Railcars represented 18.6 percent of the aggregate portfolio, while business and office equipment and aircraft were 18.3 percent and 13.5 percent, respectively. No other significant concentrations of more than 10 percent existed at December 31, 2006. In 2006, residual values in general remained stable or were favorable. The transportation industry residual values improved for marine, rail and corporate aircraft. Commercial aircraft continues to experience lower values due to the abundance of supply and technological efficiencies on newer models.
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
     Customer-related business conditions may also increase operational risk or the level of operational losses in certain transaction processing business units, including merchant processing activities. Ongoing risk monitoring of customer activities and their financial condition and operational processes serve to mitigate customer-related operational risk. Refer to Note 21 of the Notes to Consolidated Financial Statements for further discussion on merchant processing.
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
44  U.S. BANCORP

Modeling for measuring and analyzing consolidated interest rate risk.
Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on net interest income is simulation analysis. The monthly analysis incorporates substantially all of the Company’s assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through this simulation, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one-year period. This represents a change, effective in the first quarter of 2006, from a previous policy of estimating the effect of a 300 basis point upward or downward gradual change in net interest income. The simulation also estimates the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. This simulation includes assumptions about how the balance sheet is likely to be affected by changes in loan and deposit growth. Assumptions are made to project interest rates for new loans and deposits based on historical analysis, management’s outlook and repricing strategies. These assumptions are validated on a periodic basis. A sensitivity analysis is provided for key variables of the simulation. The results are reviewed by ALPC monthly and are used to guide asset/liability management strategies.
     The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At December 31, 2006, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. ALPC policy guidelines limit the estimated change in net interest income to 3.0 percent of forecasted net interest income over the succeeding 12 months. At December 31, 2006 and 2005 the Company was within its policy guidelines.
Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at December 31, 2006. The up 200 basis point scenario resulted in a 6.7 percent decrease in the market value of equity at December 31, 2006, compared with a 6.8 percent decrease at December 31, 2005. The down 200 basis point scenario resulted in a 1.8 percent decrease in the market value of equity at December 31, 2006, compared with a 4.1 percent decrease at December 31, 2005. At December 31, 2006 and 2005, the Company was within its policy guidelines.
     The valuation analysis is dependent upon certain key assumptions about the nature of assets and liabilities with non-contractual maturities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide asset/liability management strategies. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.8 years at December 31, 2006, compared with 1.6 years at December 31, 2005. The duration of liabilities was 1.9 years at December 31, 2006, compared with 1.6 years at December 31, 2005. At December 31, 2006, the duration of equity was 1.6 years, compared with 1.8 years at December 31, 2005. The duration of equity measure shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates.
Use of Derivatives to Manage Interest Rate and Other Risks In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment, credit and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-
SENSITIVITY OF NET INTEREST INCOME

	December 31, 2006				December 31, 2005

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual*	Gradual*

Net interest income	.42%	(1.43)%	.92%	(2.95)%	.66%	(.73)%	1.19%	(2.60)%

*	As of January 31, 2006, due to the change to a 200 basis point gradual change policy during the first quarter of 2006.
U.S. BANCORP   45

Table 18	DERIVATIVE POSITIONS
ASSET AND LIABILITY MANAGEMENT POSITIONS

									Weighted-
	Maturing								Average
									Remaining
								Fair	Maturity
December 31, 2006 (Dollars in Millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value	In Years

INTEREST RATE CONTRACTS
Receive fixed/pay floating swaps
Notional amount	$630	$1,000	$–	$–	$1,500	$2,215	$5,345	$27	22.97
Weighted-average
Receive rate	5.05%	5.80%	–%	–%	5.93%	6.34%	5.97%
Pay rate	5.44	5.35	–	–	5.35	5.66	5.49
Pay fixed/receive floating swaps
Notional amount	$8,100	$2,000	$–	$–	$–	$2,229	$12,329	$–	2.33
Weighted-average
Receive rate	5.34%	5.31%	–%	–%	–%	5.39%	5.34%
Pay rate	4.59	5.18	–	–	–	5.26	4.81
Futures and forwards
Buy	$8	$–	$–	$–	$–	$–	$8	$–	.07
Sell	6,816	–	–	–	–	–	6,816	3	.17
Options
Written	$7,544	$–	$–	$–	$–	$–	$7,544	$(1)	.13
FOREIGN EXCHANGE CONTRACTS
Cross-currency swaps
Notional amount	$–	$–	$–	$–	$–	$386	$386	$14	8.61
Weighted-average
Receive rate	–%	–%	–%	–%	–%	3.80%	3.80%
Pay rate	–	–	–	–	–	5.54	5.54
Forwards	$318	$–	$–	$–	$–	$–	$318	$1	.02
EQUITY CONTRACTS	$5	$–	$52	$–	$29	$–	$86	$4	2.95
CREDIT DEFAULT SWAPS	$–	$–	$–	$–	$25	$–	$25	$(1)	4.72

CUSTOMER-RELATED POSITIONS

									Weighted-
	Maturing								Average
									Remaining
								Fair	Maturity
December 31, 2006 (Dollars in Millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value	In Years

INTEREST RATE CONTRACTS
Receive fixed/pay floating swaps
Notional amount	$1,167	$1,519	$1,152	$1,366	$1,074	$4,093	$10,371	$(42)	5.42
Pay fixed/receive floating swaps
Notional amount	1,145	1,515	1,145	1,357	1,074	4,105	10,341	98	5.42
Options
Purchased	812	269	469	125	197	27	1,899	5	1.92
Written	812	269	469	125	197	27	1,899	(3)	1.92
Risk participation agreements
Purchased	33	3	34	6	18	112	206	–	6.62
Written	8	25	71	33	11	208	356	–	6.05
FOREIGN EXCHANGE RATE CONTRACTS
Forwards, spots and swaps
Buy	$1,819	$119	$88	$51	$15	$–	$2,092	$52	.46
Sell	1,759	117	91	51	15	–	2,033	(43)	.47
Options
Purchased	408	–	–	–	–	–	408	(3)	.44
Written	408	–	–	–	–	–	408	3	.44

related positions”). To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while interest rate floors protect against declining interest rates. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments. The Company also acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. The Company minimizes its market and liquidity risks by taking similar offsetting positions.
     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and are designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and

46  U.S. BANCORP

fair value hedges is recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is realized. Customer-related interest rate swaps, foreign exchange rate contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in trading account gains or losses or mortgage banking revenue. Gains or losses on customer-related derivative positions were not material in 2006.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $32.9 billion of total notional amount of asset and liability management derivative positions at December 31, 2006, $24.1 billion was designated as either fair value or cash flow hedges, or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $1.4 billion of forward commitments to sell mortgage loans and $1.3 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 18. Beginning in March 2006, the Company entered into U.S. Treasury futures and options on U.S. Treasury futures contracts to economically hedge the change in fair value related to the election of fair value measurement for its residential MSRs.
     Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. The Company manages this risk through diversification of its derivative positions among various counterparties, requiring collateral agreements with credit-rating thresholds, entering into master netting agreements in certain cases and entering into interest rate swap risk participation agreements. These agreements transfer the credit risk related to interest rate swaps from the Company to an unaffiliated third-party. The Company also provides credit protection to third-parties with risk participation agreements, for a fee, as part of a loan syndication transaction.
     At December 31, 2006, the Company had $83 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the next 12 months is a loss of $29 million.
     The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $3 million and $4 million in 2006 and 2005, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for 2006.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for 2006 was not material.
     Table 18 summarizes information on the Company’s derivative positions at December 31, 2006. Refer to Notes 1 and 19 of the Notes to Consolidated Financial Statements for significant accounting policies and additional information regarding the Company’s use of derivatives.
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. These trading activities principally support the risk management processes of the Company’s customers including their management of foreign currency and interest rate risks. The Company also manages market risk of non-trading business activities including its MSRs and loans held-for-sale. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities.
U.S. BANCORP   47

Table 19	DEBT RATINGS

Dominion
		Standard &		Bond
	Moody’s	Poor’s	Fitch	Rating Service

U.S. BANCORP
Short-term borrowings			F1+	R-1 (middle	)
Senior debt and medium-term notes	Aa2	AA	AA-	AA
Subordinated debt	Aa3	AA-	A+	AA (low	)
Preferred stock	A1	A+	A+
Commercial paper	P-1	A-1+	F1+	R-1 (middle	)
U.S. BANK NATIONAL ASSOCIATION
Short-term time deposits	P-1	A-1+	F1+	R-1 (high	)
Long-term time deposits	Aa1	AA+	AA	AA (high	)
Bank notes	Aa1/P-1	AA+/A-1+	AA-/F1+	AA (high	)
Subordinated debt	Aa2	AA	A+	AA
Commercial paper	P-1	A-1+	F1+	R-1 (high	)

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. Due to the election of fair value measurement of its residential MSRs and related hedging strategy during the first quarter of 2006, the Company increased its VaR limit to $40 million at March 31, 2006, compared with $20 million at December 31, 2005. The VaR limits were $3 million and $37 million at December 31, 2006, for trading and non-trading market risk, respectively. The Company’s market valuation risk, as estimated by the VaR analysis, was $1 million and $30 million at December 31, 2006, compared with $1 million and less than $1 million at December 31, 2005, for trading and non-trading positions, respectively.
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
     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. Monthly, ALPC reviews the Company’s ability to meet funding requirements due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary companies are members of various Federal Home Loan Banks that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also issues commercial paper through its Canadian branch. In addition, the Company establishes relationships with dealers to issue national market retail and institutional savings certificates and short- and medium-term bank notes. The Company’s subsidiary banks also have significant correspondent banking networks and corporate accounts. Accordingly, the Company has access to national fed funds, funding through repurchase agreements and sources of stable, regionally-based certificates of deposit and commercial paper.
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On September 13, 2006, Fitch revised the Company’s outlook to “Positive”. On October 26, 2006, Dominion Bond Rating Service upgraded the Company’s senior and unsecured subordinated debt ratings to AA and
48  U.S. BANCORP

Table 20	CONTRACTUAL OBLIGATIONS

	Payments Due By Period

		Over One	Over Three
	One Year	Through	Through	Over Five
December 31, 2006 (Dollars in Millions)	or Less	Three Years	Five Years	Years	Total

CONTRACTUAL OBLIGATIONS
Long-term debt (a)	$8,337	$10,543	$5,605	$13,117	$37,602
Capital leases	11	20	19	43	93
Operating leases	175	305	232	442	1,154
Purchase obligations	151	195	55	22	423
Benefit obligations (b)	37	90	94	238	459

Total	$8,711	$11,153	$6,005	$13,862	$39,731

(a)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.
(b)	Amounts only include obligations related to the unfunded non-qualified pension plan and post-retirement medical plans.
AA(low), respectively, from AA(low) and A(high), respectively. On February 14, 2007, Standard & Poor’s Ratings Services upgraded the Company’s credit ratings to AA/A-1+. At February 14, 2007, the credit ratings outlook for the Company was considered “Positive” by Fitch and “Stable” by Standard & Poor’s Ratings Services, Moody’s Investors Service and Dominion Bond Ratings Service. The debt ratings noted in Table 19 reflect the rating agencies’ recognition of the Company’s sector-leading core earnings performance and lower credit risk profile.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends paid to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At December 31, 2006, parent company long-term debt outstanding was $11.4 billion, compared with $10.9 billion at December 31, 2005. The $.5 billion increase was primarily due to issuances of $2.5 billion of junior subordinated debentures, $2.5 billion of convertible senior debentures and $1.5 billion of medium-term notes, offset by long-term debt maturities and repayments during 2006. Total parent company debt scheduled to mature in 2007 is $1.5 billion. These debt obligations may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.1 billion at December 31, 2006. For further information, see Note 22 of the Notes to Consolidated Financial Statements.
     Refer to Table 20 for further information on significant contractual obligations at December 31, 2006.
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
     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. The nature and extent of these arrangements are provided in Note 21 of the Notes to Consolidated Financial Statements.
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
     The Company sponsors an off-balance sheet conduit, a qualified special purpose entity (“QSPE”), to which it transferred high-grade investment securities, funded by the issuance of commercial paper. Because QSPEs are exempt from consolidation under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company does not consolidate the conduit structure in
U.S. BANCORP   49

Table 21	REGULATORY CAPITAL RATIOS

At December 31 (Dollars in Millions)	2006	2005

U.S. BANCORP
Tier 1 capital	$17,036	$15,145
As a percent of risk-weighted assets	8.8%	8.2%
As a percent of adjusted quarterly average assets (leverage ratio)	8.2%	7.6%
Total risk-based capital	$24,495	$23,056
As a percent of risk-weighted assets	12.6%	12.5%
Tangible common equity	$11,703	$11,873
As a percent of tangible assets	5.5%	5.9%
BANK SUBSIDIARIES
U.S. Bank National Association
Tier 1 capital	6.5%	6.5%
Total risk-based capital	10.8	10.7
Leverage	6.1	5.9
U.S. Bank National Association ND
Tier 1 capital	12.9%	12.9%
Total risk-based capital	16.7	17.0
Leverage	11.3	11.2

BANK REGULATORY CAPITAL REQUIREMENTS	Minimum	Well-Capitalized

Tier 1 capital	4.0%	6.0%
Total risk-based capital	8.0	10.0
Leverage	4.0	5.0

its financial statements. The conduit held assets of $2.2 billion at December 31, 2006, and $3.8 billion at December 31, 2005. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa–rated mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $2.2 billion at December 31, 2006, and $3.8 billion at December 31, 2005. The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss for the Company as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $10 million and $20 million at December 31, 2006 and 2005, respectively. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $13 million and $28 million at December 31, 2006 and 2005, respectively.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to its common shareholders through a combination of dividends and share repurchases. During 2006, the Company returned 112 percent of earnings. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $21.2 billion at December 31, 2006, compared with $20.1 billion at December 31, 2005. The increase was the result of corporate earnings and the issuance of $1.0 billion of non-cumulative perpetual preferred stock on March 27, 2006, partially offset by share repurchases and dividends.
     On December 12, 2006, the Company increased its dividend rate per common share by 21.2 percent, from $.33 per quarter to $.40 per quarter. On December 20, 2005, the Company increased its dividend rate per common share by 10.0 percent, from $.30 per quarter to $.33 per quarter.
     On December 21, 2004, the Board of Directors approved and announced an authorization to repurchase 150 million shares of common stock during the next 24 months. In 2005, the Company repurchased 62 million shares under the 2004 authorization. The average price paid for the shares repurchased in 2005 was $29.37 per share. On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008. This new authorization replaced the December 21, 2004, share repurchase program. During 2006, the Company repurchased 62 million shares
50  U.S. BANCORP

under the 2004 authorization and 28 million shares under the 2006 authorization. The average price paid for all shares repurchased in 2006 was $31.35 per share. For a complete analysis of activities impacting shareholders’ equity and capital management programs, refer to Note 14 of the Notes to Consolidated Financial Statements.
The following table provides a detailed analysis of all shares repurchased under the 2006 authorization during the fourth quarter of 2006:

	Total Number
	of Shares		Maximum Number of
	Purchased as	Average	Shares that May Yet
	Part of the	Price Paid	Be Purchased Under
Time Period	Program	Per Share	the Program

October	9,634,701	$33.72	122,084,720
November	18,341	33.86	122,066,379
December	95,010	35.74	121,971,369

Total	9,748,052	$33.74	121,971,369

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
     Table 21 provides a summary of capital ratios as of December 31, 2006 and 2005, including Tier 1 and total risk-based capital ratios, as defined by the regulatory agencies. During 2007, the Company expects to target capital level ratios of 8.5 percent Tier 1 capital and 12.0 percent total risk-based capital on a consolidated basis.
FOURTH QUARTER SUMMARY
The Company reported net income of $1,194 million for the fourth quarter of 2006, or $.66 per diluted common share, compared with $1,143 million, or $.62 per diluted common share, for the fourth quarter of 2005. Return on average assets and return on average common equity were 2.18 percent and 23.2 percent, respectively, for the fourth quarter of 2006, compared with returns of 2.18 percent and 22.6 percent, respectively, for the fourth quarter of 2005. The Company’s results for the fourth quarter of 2006 improved over the same period of 2005, as net income rose by $51 million (4.5 percent), primarily due to growth in fee-based revenues, lower credit costs and the benefit of a reduction in the effective tax rate from a year ago. This improvement was offset somewhat by lower net interest income and additional operating costs of acquired businesses. In addition, the Company’s results reflect a $52 million gain in the fourth quarter of 2006 from the sale

Table 22	FOURTH QUARTER RESULTS

	Three Months Ended
	December 31,

(In Millions, Except Per Share Data)	2006	2005

CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis) (a)	$1,695	$1,785
Noninterest income	1,718	1,595
Securities gains (losses), net	11	(49)

Total net revenue	3,424	3,331
Noninterest expense	1,612	1,464
Provision for credit losses	169	205

Income before taxes	1,643	1,662
Taxable-equivalent adjustment	15	10
Applicable income taxes	434	509

Net income	$1,194	$1,143

Net income applicable to common equity	$1,179	$1,143

PER COMMON SHARE
Earnings per share	$.67	$.63
Diluted earnings per share	.66	.62
Dividends declared per share	.40	.33
Average common shares outstanding	1,761	1,816
Average diluted common shares outstanding	1,789	1,841
FINANCIAL RATIOS
Return on average assets	2.18%	2.18%
Return on average common equity	23.2	22.6
Net interest margin (taxable-equivalent basis) (a)	3.56	3.88
Efficiency ratio (b)	47.2	43.3

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
U.S. BANCORP   51

of a 401(k) defined contribution recordkeeping business and a $60 million favorable change in net securities gains (losses) as compared with the fourth quarter of 2005.
     Total net revenue, on a taxable-equivalent basis for the fourth quarter of 2006, was $93 million (2.8 percent) higher than the fourth quarter of 2005, primarily reflecting an 11.8 percent increase in noninterest income partially offset by a 5.0 percent decline in net interest income. Noninterest income growth was driven by organic business growth and expansion in trust and payment processing businesses, partially offset by lower mortgage banking revenue principally due to the impact of adopting SFAS 156 in the first quarter of 2006 and the net valuation loss on economic hedges in relation to the value of MSRs due to relative changes in interest rates at the end of 2006.
     Fourth quarter net interest income, on a taxable-equivalent basis was $1,695 million, compared with $1,785 million in the fourth quarter of 2005. Average earning assets increased $6.6 billion (3.6 percent), primarily driven by a $7.0 billion (5.1 percent) increase in total average loans, partially offset by a $1.2 billion (3.0 percent) decrease in investment securities. The positive impact to net interest income from the growth in earning assets was more than offset by a lower net interest margin. The net interest margin in the fourth quarter of 2006 was 3.56 percent, compared with 3.88 percent in the fourth quarter of 2005. The decline in net interest margin reflected the competitive lending environment and the impact of changes in the yield curve from a year ago. Since the fourth quarter of 2005, credit spreads have tightened by approximately 15 basis points across most lending products due to competitive pricing and a change in mix reflecting growth in lower-spread fixed-rate credit products and noninterest-bearing corporate and purchasing card balances. The net interest margin also declined due to funding incremental asset growth with higher cost wholesale funding, share repurchases and asset/liability decisions designed to reduce the Company’s interest rate sensitivity position. An increase in the margin benefit of net free funds partially offset these factors.
     Noninterest income in the fourth quarter of 2006 was $1,729 million, compared with $1,546 million in the same period of 2005. The $183 million (11.8 percent) increase was driven by favorable variances in the majority of fee income categories and a favorable variance of $60 million on net securities gains (losses). Strong growth in fee-based revenue was partially offset by the accounting impact of SFAS 156 on mortgage banking revenue. Credit and debit card revenue and corporate payment products revenue were both higher in the fourth quarter of 2006 than the fourth quarter of 2005 by $13 million (6.6 percent) and $15 million (11.9 percent), respectively. The strong growth in credit and debit card revenue was primarily driven by higher customer transaction volumes. The corporate payment products revenue growth reflected organic growth in sales volumes and card usage and acquired business expansion. Merchant processing services revenue was higher in the fourth quarter of 2006 than the same quarter a year ago by $50 million (25.8 percent), reflecting an increase in sales volume driven by acquisitions, higher same store sales, new merchant signings and associated equipment fees. Trust and investment management fees increased by $61 million (23.6 percent) year-over-year, due to recent acquisitions of corporate and institutional trust businesses, customer account growth and favorable equity market conditions. Deposit service charges grew year-over-year by $21 million (8.8 percent) due to increased transaction-related fees and the impact of net new checking accounts. These favorable changes in fee-based revenue were partially offset by the decline in mortgage banking revenue of $84 million (77.1 percent), principally driven by the adoption of the fair value method of accounting for MSRs and economic hedging results in the fourth quarter of 2006 due to changes in relative interest rates at year end. Other income was higher by $43 million (25.3 percent) as compared with the fourth quarter of 2005, primarily due to a $52 million gain on the sale of a 401(k) defined contribution recordkeeping business and $6 million in trading gains related to certain interest rate swaps that the Company determined did not qualify for hedge accounting, partially offset by a decline in equity investment revenue from a year ago.
     Noninterest expense was $1,612 million in the fourth quarter of 2006, an increase of $148 million (10.1 percent) from the fourth quarter of 2005. Compensation expense was higher year-over-year by $20 million (3.3 percent), primarily due to the corporate and institutional trust and payments processing acquisitions and other growth initiatives undertaken by the Company. Employee benefits expense remained flat from the fourth quarter of 2005 as higher pension costs from a year ago were offset by lower medical benefits costs due to favorable claims experience. Professional services expense increased $22 million (46.8 percent) due primarily to revenue enhancement-related business initiatives, including establishing a bank charter in Ireland to support pan-European payment processing. Other intangibles expense increased $11 million (13.6 percent) from the prior year due to acquisitions in Consumer Banking, Wealth Management and Payment Services. Other expense increased in the fourth quarter of 2006 from the same quarter of 2005 by $69 million (32.9 percent), primarily due to increased investments in tax-advantaged projects and business integration costs relative to a year ago. In addition, noninterest expense in the fourth quarter of 2006 was impacted by $22 million in charges related to the prepayment of certain trust preferred debt securities.
52  U.S. BANCORP

     The provision for credit losses for the fourth quarter of 2006 was $169 million, a decrease of $36 million from the fourth quarter of 2005. The decrease in the provision for credit losses year-over-year reflected the adverse impact in the fourth quarter of 2005 on net charge-offs from changes in bankruptcy law. Net charge-offs in the fourth quarter of 2006 were $169 million, compared with net charge-offs of $213 million during the fourth quarter of 2005.
     The provision for income taxes for the fourth quarter of 2006 declined to an effective tax rate of 26.7 percent from an effective tax rate of 30.8 percent in the fourth quarter of 2005. The reduction in the effective rate from the same quarter of the prior year reflected incremental tax credits from tax-advantaged investments and a reduction in tax liabilities after the resolution of federal tax examinations for all years through 2004 and certain state tax examinations during the fourth quarter of 2006. The Company anticipates its effective tax rate for the foreseeable future to approximate 32 percent.
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
Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Business lines are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Generally, the determination of the amount of capital allocated to each business line includes credit and operational capital allocations following a Basel II regulatory framework adjusted for regulatory Tier 1 leverage requirements. Interest income and expense is determined based on the assets and liabilities managed by the business line. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities, respectively, using a matched funding concept. Also, each business unit is allocated the taxable-equivalent benefit of tax-exempt products. The residual effect on net interest income of asset/liability management activities is included in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Generally, operating losses are charged to the line of business when the loss event is realized in a manner similar to a loan charge-off. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services primarily measured by the volume of customer activities, number of employees or other relevant factors. These allocated expenses are reported as net shared services expense within noninterest expense. Certain activities that do not directly support the operations of the lines of business or for which the line of business is not considered financially accountable in evaluating their performance are not charged to the lines of business. The income or expenses associated with these corporate activities is reported within the Treasury and Corporate Support line of business. The provision for credit losses within the Wholesale Banking, Consumer Banking, Wealth Management and Payment Services lines of business is based on net charge-offs, while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2006, certain organization and methodology changes were made and, accordingly, 2005 results were restated and presented on a comparable basis, including a change in the allocation of risk adjusted capital to the business lines. Due to organizational and methodology changes, the Company’s basis of financial presentation differed in 2004. The presentation of comparative business line results for 2004 is not practical and has not been provided.
U.S. BANCORP   53

Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, and public sector clients. Wholesale Banking contributed $1,194 million of the Company’s net income in 2006, an increase of $18 million (1.5 percent), compared with 2005. The increase was primarily driven by growth in total net revenue.
     Total net revenue increased $29 million (1.0 percent) in 2006, compared with 2005. Net interest income, on a taxable-equivalent basis, increased $20 million (1.1 percent) in 2006, compared with 2005, driven by growth in average loan balances of $2.4 billion (5.0 percent) and wider spreads on total deposits due to their funding benefit during a rising interest rate environment, partially offset by reduced credit spreads due to competitive pricing. The increase in average loans was primarily driven by commercial loan growth during 2006. Commercial real estate loan growth was somewhat slower than prior years due to the general slowdown in homebuilding, a decision by the Company to reduce the level of construction financing for condominium projects and the extent of refinancing activities. The $9 million (1.0 percent) increase in noninterest income in 2006, compared with 2005, was due to gains from the sale of securities acquired during a loan workout and higher commercial products revenue, including equipment leasing residual gains, partially offset by lower other non-yield commercial loan and letter of credit fees due to price compression in the competitive lending environment. The change in noninterest income also reflected lower revenues during 2006 from equity investments.
     Noninterest expense was unchanged in 2006 compared with 2005, as slightly higher compensation expense was offset by lower net shared services and other non-personnel expenses.
     The provision for credit losses increased $3 million in 2006, compared with 2005. The unfavorable change was primarily due to fewer commercial loan recoveries during the year. Credit quality continued to be strong within this

Table 23	LINE OF BUSINESS FINANCIAL PERFORMANCE

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Year Ended December 31 (Dollars in Millions)	2006	2005	Change	2006	2005	Change

CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis)	$1,909	$1,889	1.1%	$3,887	$3,794	2.5%
Noninterest income	881	887	(.7)	1,699	1,826	(7.0)
Securities gains (losses), net	11	(4)	*	–	–	–

Total net revenue	2,801	2,772	1.0	5,586	5,620	(.6)
Noninterest expense	905	905	–	2,471	2,422	2.0
Other intangibles	16	16	–	49	252	(80.6)

Total noninterest expense	921	921	–	2,520	2,674	(5.8)

Income before provision and income taxes	1,880	1,851	1.6	3,066	2,946	4.1
Provision for credit losses	4	1	*	248	286	(13.3)

Income before income taxes	1,876	1,850	1.4	2,818	2,660	5.9
Income taxes and taxable-equivalent adjustment	682	674	1.2	1,025	968	5.9

Net income	$1,194	$1,176	1.5	$1,793	$1,692	6.0

AVERAGE BALANCE SHEET DATA
Commercial	$33,365	$31,262	6.7%	$6,368	$6,153	3.5%
Commercial real estate	17,217	16,915	1.8	10,792	10,317	4.6
Residential mortgages	61	63	(3.2)	20,535	17,570	16.9
Retail	46	36	27.8	34,068	32,622	4.4

Total loans	50,689	48,276	5.0	71,763	66,662	7.7
Goodwill	1,329	1,329	–	2,131	2,109	1.0
Other intangible assets	53	71	(25.4)	1,450	1,189	22.0
Assets	56,100	53,411	5.0	81,625	76,151	7.2
Noninterest-bearing deposits	11,667	12,198	(4.4)	12,698	13,139	(3.4)
Interest checking	3,537	3,096	14.2	17,586	17,307	1.6
Savings products	5,490	5,318	3.2	21,139	24,203	(12.7)
Time deposits	12,346	12,891	(4.2)	18,679	17,078	9.4

Total deposits	33,040	33,503	(1.4)	70,102	71,727	(2.3)
Shareholders’ equity	5,709	5,454	4.7	6,536	6,571	(.5)

* Not meaningful
54  U.S. BANCORP

business segment. Nonperforming assets within Wholesale Banking were $241 million at December 31, 2006, compared with $268 million at December 31, 2005. Nonperforming assets as a percentage of end-of-period loans were .47 percent at December 31, 2006, compared with ..55 percent at December 31, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $1,793 million of the Company’s net income in 2006, an increase of $101 million (6.0 percent), compared with 2005. While the retail banking business grew net income 8.5 percent in 2006, the contribution of the mortgage banking business declined 25.6 percent, compared with 2005. The decline in the mortgage banking division was driven by a lower average warehouse portfolio and origination gains, adverse changes in the valuation of MSRs and related economic hedges due to changes in relative interest rates and the Company’s adoption of SFAS 156 in early 2006.
     Total net revenue declined $34 million (.6 percent) in 2006, compared with 2005. Net interest income, on a taxable-equivalent basis, increased $93 million in 2006, compared with 2005. The year-over-year increase in net interest income was due to growth in average loans of 7.7 percent and the funding benefit of deposits due to rising interest rates. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing within the Company’s markets. The increase in average loan balances reflected strong growth in residential mortgages and more moderate growth in retail loans, commercial real estate loans and commercial loans. Residential mortgages, including traditional residential mortgages and first-lien home equity loans, grew

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change

$505	$434	16.4%	$658	$597	10.2%	$(169)	$374	* %	$6,790	$7,088	(4.2)%
1,446	1,208	19.7	2,578	2,183	18.1	228	47	*	6,832	6,151	11.1
–	–	–	–	–	–	3	(102)	*	14	(106)	*

1,951	1,642	18.8	3,236	2,780	16.4	62	319	(80.6)	13,636	13,133	3.8
932	823	13.2	1,231	1,072	14.8	286	183	56.3	5,825	5,405	7.8
88	61	44.3	202	176	14.8	–	(47)	*	355	458	(22.5)

1,020	884	15.4	1,433	1,248	14.8	286	136	*	6,180	5,863	5.4

931	758	22.8	1,803	1,532	17.7	(224)	183	*	7,456	7,270	2.6
3	5	(40.0)	284	386	(26.4)	5	(12)	*	544	666	(18.3)

928	753	23.2	1,519	1,146	32.5	(229)	195	*	6,912	6,604	4.7
339	274	23.7	552	417	32.4	(437)	(218)	*	2,161	2,115	2.2

$589	$479	23.0	$967	$729	32.6	$208	$413	(49.6)	$4,751	$4,489	5.8

$1,774	$1,580	12.3%	$3,800	$3,488	8.9%	$133	$158	(15.8)%	$45,440	$42,641	6.6%
686	645	6.4	–	–	–	65	87	(25.3)	28,760	27,964	2.8
453	397	14.1	–	–	–	4	6	(33.3)	21,053	18,036	16.7
2,411	2,321	3.9	8,779	7,941	10.6	44	49	(10.2)	45,348	42,969	5.5

5,324	4,943	7.7	12,579	11,429	10.1	246	300	(18.0)	140,601	131,610	6.8
1,400	877	59.6	2,426	2,029	19.6	3	–	*	7,289	6,344	14.9
472	310	52.3	1,125	959	17.3	3	4	(25.0)	3,103	2,533	22.5
7,760	6,676	16.2	17,452	15,219	14.7	50,575	51,741	(2.3)	213,512	203,198	5.1
3,982	3,680	8.2	337	171	97.1	71	41	73.2	28,755	29,229	(1.6)
2,427	2,376	2.1	–	–	–	2	6	(66.7)	23,552	22,785	3.4
5,588	5,578	.2	19	16	18.8	30	18	66.7	32,266	35,133	(8.2)
2,916	1,462	99.5	3	3	–	2,072	2,420	(14.4)	36,016	33,854	6.4

14,913	13,096	13.9	359	190	88.9	2,175	2,485	(12.5)	120,589	121,001	(.3)
2,368	1,670	41.8	4,655	4,001	16.3	1,442	2,257	(36.1)	20,710	19,953	3.8

U.S. BANCORP   55

16.9 percent in 2006, compared with 2005. This growth rate reflected the Company’s retention of adjustable-rate residential mortgages throughout 2005 given the rising rate environment. However, during the first quarter of 2006, the Company began to moderate the growth of the residential mortgage portfolio by selling an increased proportion of its residential loan production into the secondary markets. Within the retail loan category, the Company experienced strong growth in installment and credit card loan balances. This growth was offset by a reduction in retail leasing balances due to pricing competition. The year-over-year decrease in average deposits of 2.3 percent reflected a reduction in savings and noninterest-bearing deposit products, offset somewhat by growth in time deposits and interest checking. Average time deposit balances grew $1.6 billion (9.4 percent) in 2006, compared with the prior year, as a portion of noninterest-bearing and money market balances migrated to fixed-rate time deposit products. Average savings balances declined $3.1 billion (12.7 percent) compared with 2005, principally related to money market accounts. Fee-based noninterest income within Consumer Banking decreased $127 million in 2006, compared with 2005. Within the retail banking division, fee-based revenues grew 5.4 percent from a year ago, driven by growth in deposit service charges from increased transaction-related services and net new checking accounts and higher gains from student loan sales. Noninterest income of the mortgage banking division decreased by $202 million from a year ago. The reduction in mortgage banking revenue reflected the impact of adopting a fair value accounting methodology for MSRs as of January 1, 2006.
     Noninterest expense decreased $154 million (5.8 percent) in 2006, compared with the prior year. The decrease was primarily related to the adoption of SFAS 156 which caused the elimination of MSR amortization from other intangible expense. The net impact of this change reduced noninterest expense by approximately $196 million from the prior year. Partially offsetting this decrease were increases in compensation and employee benefits expenses, reflecting the impact of the net addition of 26 in-store and 27 traditional branches at December 31, 2006, compared with December 31, 2005, as well as higher professional services expense due to revenue enhancement-related business initiatives in 2006.
     The provision for credit losses decreased $38 million in 2006, compared with 2005. The improvement was primarily attributed to strong credit quality during the year. As a percentage of average loans outstanding, net charge-offs declined to .35 percent in 2006, compared with ..43 percent in 2005. The decline in net charge-offs was primarily driven by a $41 million decrease in retail loan and residential mortgage net charge-offs, primarily due to lower bankruptcy losses. Commercial and commercial real estate loan net charge-offs increased $2 million in 2006, compared with 2005. Nonperforming assets within Consumer Banking were $283 million at December 31, 2006, compared with $315 million at December 31, 2005. Nonperforming assets as a percentage of end-of-period loans were .40 percent at December 31, 2006, compared with ..47 percent at December 31, 2005. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Wealth Management provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through six businesses: Private Client Group, Corporate Trust, U.S. Bancorp Investments and Insurance, FAF Advisors, Institutional Trust and Custody and Fund Services. During 2006, Wealth Management contributed $589 million of the Company’s net income, an increase of $110 million (23.0 percent) compared with 2005. The growth was primarily attributed to organic customer account growth and the impact of recent acquisitions.
     Total net revenue increased $309 million (18.8 percent) in 2006, compared with 2005. Net interest income, on a taxable-equivalent basis, grew by 16.4 percent from the prior year. The increase in net interest income was due to 7.7 percent growth in average loan balances, strong growth in total average deposits and the favorable impact of rising interest rates on the funding benefit of customer deposits, partially offset by a decline in credit spreads. The increase in total deposits was attributed to growth in noninterest-bearing deposits and time deposits principally due to acquired businesses. Noninterest income increased $238 million in 2006, compared with 2005, driven by organic customer account growth during the year, increased asset management fees given favorable equity market conditions and the benefits of recent acquisitions of corporate and institutional trust businesses.
     Noninterest expense increased $136 million (15.4 percent) in 2006, compared with 2005, primarily attributed to the recent acquisitions of corporate and institutional trust businesses.
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $967 million of the Company’s net income in 2006, or an increase of $238 million (32.6 percent), compared with 2005. The increase was due to growth in total net revenue, driven by strong loan growth, higher transaction volumes, and a lower provision for credit losses, partially offset by an increase in total noninterest expense.
56  U.S. BANCORP

     Total net revenue increased $456 million (16.4 percent) in 2006, compared with 2005. The 2006 increase in net interest income of $61 million, compared with the prior year, was attributed to growth in higher yielding retail and commercial credit card loan balances, partially offset by an increase in noninterest-bearing corporate payments loan products and non-earning intangible assets that resulted in higher funding expense. Noninterest income increased $395 million in 2006, or 18.1 percent compared with 2005. The increase in fee-based revenue was driven by strong growth in credit and debit card revenue, corporate payment products revenue and merchant processing services revenue. Credit and debit card revenue increased primarily due to higher customer transaction volumes. Corporate payment products revenue reflected organic growth in sales volumes and card usage and acquired business expansion. Merchant processing services revenue grew due to an increase in sales volume driven by acquisitions, higher same store sales, new merchant signings and associated equipment fees. Also, included in noninterest income for 2006 was a $10 million favorable settlement award related to the Company’s merchant processing business.
     Noninterest expense increased $185 million (14.8 percent) in 2006, compared with 2005, primarily attributed to the acquisition of merchant acquiring and corporate payments businesses, higher compensation and employee benefit costs for processing activities associated with increased transaction processing volumes and higher ATM processing services volumes.
     The provision for credit losses decreased $102 million in 2006, compared with 2005, due to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 2.26 percent in 2006, compared with 3.38 percent in 2005.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. In addition, prior to the adoption of SFAS 156, changes in MSR valuations due to interest rate changes were managed at a corporate level and, as such, reported within this business unit in noninterest expenses. During 2006, Treasury and Corporate Support recorded net income of $208 million, a decrease of $205 million compared with 2005.
     Total net revenue decreased $257 million (80.6 percent) in 2006, compared with 2005, primarily due to a $543 million decrease in net interest income, partially offset by higher noninterest income. The decline of net interest income reflected the impact of a flatter yield curve and asset/liability management decisions, including reducing the investment securities portfolio, changes in interest rate derivative positions and the repayment and issuance of longer-term fixed rate wholesale funding. The increase in noninterest income was driven by gains recognized in 2006 from the initial public offering and subsequent sale of equity interests in a card association, trading income recognized from certain derivatives that did not qualify as accounting hedges, a gain on sale of a 401(k) defined contribution recordkeeping business in 2006, and net securities losses incurred in 2005.
     Noninterest expense increased $150 million in 2006, compared with 2005. The year-over-year increase reflected higher integration costs related to recent acquisitions, operating costs associated with tax-advantaged investments, and reparations related to MSR valuations during 2005.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.8 percent in 2006, compared with 31.7 percent in 2005. The decrease in the effective tax rate from 2005 primarily reflected higher tax exempt income from investment securities and insurance products and incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects.
ACCOUNTING CHANGES
Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards adopted in the current year, as well as, accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.
U.S. BANCORP   57

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
     Management’s evaluation of the adequacy of the allowance for credit losses is often the most critical of accounting estimates for a banking institution. It is an inherently subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of the Annual Report. Although risk management practices, methodologies and other tools are utilized to determine each element of the allowance, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lagging of credit quality measurements relative to the stage of the business cycle. Even determining the stage of the business cycle is highly subjective. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considers the effect of imprecision and many other factors in determining the allowance for credit losses by establishing an “allowance available for other factors” that is not specifically allocated to a category of loans. If not considered, inherent losses in the portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a bank.
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
     Some factors considered in determining the adequacy of the allowance for credit losses are quantifiable while other factors require qualitative judgment. Management conducts analysis with respect to the accuracy of risk ratings and the volatility of inherent losses, and utilizes this analysis along with qualitative factors including uncertainty in the economy from changes in unemployment rates, the level of bankruptcies, concentration risks, including risks associated with the airline industry sector and highly leveraged enterprise-value credits, in determining the overall level of the allowance for credit losses. The Company’s determination of the allowance for commercial and commercial real estate loans is sensitive to the assigned credit risk ratings and inherent loss rates at December 31, 2006. In the event that 10 percent of loans within these portfolios experienced downgrades of two risk categories, the allowance for commercial and commercial real estate would increase by approximately $234 million at December 31, 2006. In the event that inherent loss or
58  U.S. BANCORP

estimated loss rates for these portfolios increased by 10 percent, the allowance determined for commercial and commercial real estate would increase by approximately $93 million at December 31, 2006. The Company’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates increased by 10 percent, the allowance for residential mortgages and retail loans would increase by approximately $60 million at December 31, 2006. Because several quantitative and qualitative factors are considered in determining the allowance for credit losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for credit losses. They are intended to provide insights into the impact of adverse changes in risk rating and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.
Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained or may be purchased from others. MSRs are initially recorded at fair value, if practicable, and at each subsequent reporting date. The Company determines the fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys and independent third party appraisals. Changes in the fair value of MSRs are recorded in earnings during the period in which they occur. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The Company utilizes futures and options contracts to mitigate the valuation risk. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at December 31, 2006, to an immediate 25 and 50 basis point downward movement in interest rates would be a decrease of approximately $18 million and $50 million, respectively. An upward movement in interest rates at December 31, 2006, of 25 and 50 basis points would decrease the value of the MSRs and related derivative instruments by approximately $3 million and $36 million, respectively. Refer to Note 9 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.
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
U.S. BANCORP   59

companies in relevant industry sectors. In certain circumstances, management will engage a third-party to independently validate its assessment of the fair value of its business segments.
     The Company’s annual assessment of potential goodwill impairment was completed during the second quarter of 2006. Based on the results of this assessment, no goodwill impairment was recognized.
Income Taxes The Company estimates income tax expense based on amounts expected to be owed to various tax jurisdictions. Currently, the Company files tax returns in approximately 143 federal, state and local domestic jurisdictions and 9 foreign jurisdictions. The estimated income tax expense is reported in the Consolidated Statement of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported in other assets or other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.
     Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. Refer to Note 18 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.
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
     The annual report of the Company’s management on internal control over financial reporting is provided on page 61. The attestation report of Ernst & Young LLP, the Company’s independent accountants, regarding the Company’s internal control over financial reporting is provided on page 63.
60  U.S. BANCORP

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2006.
The Company’s independent accountants, Ernst & Young LLP, have been engaged to render an independent professional opinion on the financial statements and issue an attestation report on management’s assessment of the Company’s system of internal control over financial reporting. Their opinion on the financial statements appearing on page 62 and their attestation on the system of internal controls over financial reporting appearing on page 63 are based on procedures conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).
U.S. BANCORP   61

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Shareholders of U.S. Bancorp:
We have audited the accompanying consolidated balance sheets of U.S. Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.
Minneapolis, Minnesota
February 23, 2007
62  U.S. BANCORP

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of U.S. Bancorp:
We have audited management’s assessment, included in the accompanying Report of Management, that U.S. Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). U.S. Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that U.S. Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, U.S. Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.
Minneapolis, Minnesota
February 23, 2007
U.S. BANCORP   63

U.S. Bancorp
Consolidated Balance Sheet

At December 31 (Dollars in Millions)	2006	2005

ASSETS
Cash and due from banks	$8,639	$8,004
Investment securities
Held-to-maturity (fair value $92 and $113, respectively)	87	109
Available-for-sale	40,030	39,659
Loans held for sale	3,256	3,030
Loans
Commercial	46,190	42,942
Commercial real estate	28,645	28,463
Residential mortgages	21,285	20,730
Retail	47,477	44,327

Total loans	143,597	136,462
Less allowance for loan losses	(2,022)	(2,041)

Net loans	141,575	134,421
Premises and equipment	1,835	1,841
Goodwill	7,538	7,005
Other intangible assets	3,227	2,874
Other assets	13,045	12,522

Total assets	$219,232	$209,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$32,128	$32,214
Interest-bearing	70,330	70,024
Time deposits greater than $100,000	22,424	22,471

Total deposits	124,882	124,709
Short-term borrowings	26,933	20,200
Long-term debt	37,602	37,069
Other liabilities	8,618	7,401

Total liabilities	198,035	189,379
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 2006 — 40,000 shares	1,000	–
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 2006 and 2005 — 1,972,643,007 shares	20	20
Capital surplus	5,762	5,907
Retained earnings	21,242	19,001
Less cost of common stock in treasury: 2006 — 207,928,756 shares; 2005 — 157,689,004 shares	(6,091)	(4,413)
Other comprehensive income	(736)	(429)

Total shareholders’ equity	21,197	20,086

Total liabilities and shareholders’ equity	$219,232	$209,465

See Notes to Consolidated Financial Statements.
64  U.S. BANCORP

U.S. Bancorp
Consolidated Statement of Income

Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)	2006	2005	2004

INTEREST INCOME
Loans	$9,873	$8,306	$7,125
Loans held for sale	236	181	134
Investment securities	2,001	1,954	1,827
Other interest income	153	110	100

Total interest income	12,263	10,551	9,186
INTEREST EXPENSE
Deposits	2,389	1,559	904
Short-term borrowings	1,203	690	263
Long-term debt	1,930	1,247	908

Total interest expense	5,522	3,496	2,075

Net interest income	6,741	7,055	7,111
Provision for credit losses	544	666	669

Net interest income after provision for credit losses	6,197	6,389	6,442
NONINTEREST INCOME
Credit and debit card revenue	800	713	649
Corporate payment products revenue	557	488	407
ATM processing services	243	229	175
Merchant processing services	963	770	675
Trust and investment management fees	1,235	1,009	981
Deposit service charges	1,023	928	807
Treasury management fees	441	437	467
Commercial products revenue	415	400	432
Mortgage banking revenue	192	432	397
Investment products fees and commissions	150	152	156
Securities gains (losses), net	14	(106)	(105)
Other	813	593	478

Total noninterest income	6,846	6,045	5,519
NONINTEREST EXPENSE
Compensation	2,513	2,383	2,252
Employee benefits	481	431	389
Net occupancy and equipment	660	641	631
Professional services	199	166	149
Marketing and business development	217	235	194
Technology and communications	505	466	430
Postage, printing and supplies	265	255	248
Other intangibles	355	458	550
Debt prepayment	33	54	155
Other	952	774	787

Total noninterest expense	6,180	5,863	5,785

Income before income taxes	6,863	6,571	6,176
Applicable income taxes	2,112	2,082	2,009

Net income	$4,751	$4,489	$4,167

Net income applicable to common equity	$4,703	$4,489	$4,167

PER COMMON SHARE
Earnings per common share	$2.64	$2.45	$2.21
Diluted earnings per common share	$2.61	$2.42	$2.18
Dividends declared per common share	$1.39	$1.23	$1.02
Average common shares outstanding	1,778	1,831	1,887
Average diluted common shares outstanding	1,804	1,857	1,913

See Notes to Consolidated Financial Statements.
U.S. BANCORP   65

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	Common						Other	Total
	Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Dollars and Shares in Millions)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

BALANCE DECEMBER 31, 2003	1,923	$–	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income					4,167			4,167
Unrealized loss on securities available for sale							(123)	(123)
Unrealized loss on derivatives							(43)	(43)
Foreign currency translation							(17)	(17)
Realized gain on derivatives							16	16
Reclassification for realized losses							32	32
Income taxes							51	51

Total comprehensive income								4,083
Cash dividends declared on common stock					(1,917)			(1,917)
Issuance of common and treasury stock	30			(96)		772		676
Purchase of treasury stock	(94)					(2,656)		(2,656)
Stock option and restricted stock grants				116				116
Shares reserved to meet deferred compensation obligations	(1)			31		(36)		(5)

BALANCE DECEMBER 31, 2004	1,858	$–	$20	$5,902	$16,758	$(3,125)	$(16)	$19,539

Net income					4,489			4,489
Unrealized loss on securities available for sale							(539)	(539)
Unrealized loss on derivatives							(58)	(58)
Foreign currency translation							3	3
Realized loss on derivatives							(74)	(74)
Reclassification for realized losses							39	39
Minimum pension liability							(38)	(38)
Income taxes							254	254

Total comprehensive income								4,076
Cash dividends declared on common stock					(2,246)			(2,246)
Issuance of common and treasury stock	19			(81)		525		444
Purchase of treasury stock	(62)					(1,807)		(1,807)
Stock option and restricted stock grants				84				84
Shares reserved to meet deferred compensation obligations				2		(6)		(4)

BALANCE DECEMBER 31, 2005	1,815	$–	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086

Change in accounting principle					4		(237)	(233)
Net income					4,751			4,751
Unrealized gain on securities available for sale							67	67
Unrealized gain on derivatives							35	35
Foreign currency translation							(30)	(30)
Realized loss on derivatives							(199)	(199)
Reclassification for realized losses							33	33
Change in retirement obligation							(18)	(18)
Income taxes							42	42

Total comprehensive income								4,681
Cash dividends declared:
Preferred					(48)			(48)
Common					(2,466)			(2,466)
Issuance of preferred stock		1,000		(52)				948
Issuance of common and treasury stock	40			(99)		1,144		1,045
Purchase of treasury stock	(90)					(2,817)		(2,817)
Stock option and restricted stock grants				4				4
Shares reserved to meet deferred compensation obligations				2		(5)		(3)

BALANCE DECEMBER 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197

See Notes to Consolidated Financial Statements.
66  U.S. BANCORP

U.S. Bancorp
Consolidated Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$4,751	$4,489	$4,167
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	544	666	669
Depreciation and amortization of premises and equipment	233	231	244
Amortization of intangibles	355	458	550
Provision for deferred income taxes	(3)	(301)	281
Gain on sales of securities and other assets, net	(575)	(316)	(104)
Loans originated for sale in the secondary market, net of repayments	(22,231)	(20,054)	(16,886)
Proceeds from sales of loans held for sale	22,035	19,490	16,737
Other, net	320	(1,186)	(353)

Net cash provided by operating activities	5,429	3,477	5,305
INVESTING ACTIVITIES
Proceeds from sales of available-for-sale investment securities	1,441	5,039	8,216
Proceeds from maturities of investment securities	5,012	10,264	12,261
Purchases of investment securities	(7,080)	(13,148)	(19,624)
Net increase in loans outstanding	(5,003)	(9,095)	(6,801)
Proceeds from sales of loans	616	837	845
Purchases of loans	(2,922)	(3,568)	(2,719)
Acquisitions, net of cash acquired	(600)	(1,008)	(322)
Other, net	(313)	(1,159)	(451)

Net cash used in investing activities	(8,849)	(11,838)	(8,595)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(392)	3,968	1,689
Net increase in short-term borrowings	6,612	7,116	2,234
Proceeds from issuance of long-term debt	14,255	15,519	13,704
Principal payments or redemption of long-term debt	(13,120)	(12,848)	(12,683)
Proceeds from issuance of preferred stock	948	–	–
Proceeds from issuance of common stock	910	371	581
Repurchase of common stock	(2,798)	(1,855)	(2,660)
Cash dividends paid on preferred stock	(33)	–	–
Cash dividends paid on common stock	(2,359)	(2,245)	(1,820)

Net cash provided by financing activities	4,023	10,026	1,045

Change in cash and cash equivalents	603	1,665	(2,245)
Cash and cash equivalents at beginning of year	8,202	6,537	8,782

Cash and cash equivalents at end of year	$8,805	$8,202	$6,537

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for income taxes	$2,263	$2,131	$1,768
Cash paid for interest	5,339	3,365	2,030
Net noncash transfers to foreclosed property	145	98	104
Acquisitions
Assets acquired	$1,603	$1,545	$437
Liabilities assumed	(899)	(393)	(114)

Net	$704	$1,152	$323

See Notes to Consolidated Financial Statements.
U.S. BANCORP   67

Notes to Consolidated Financial Statements

Note 1	SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation The consolidated financial statements include the accounts of the Company, its subsidiaries and all variable interest entities for which the Company is the primary beneficiary. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current presentation.
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
Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients.
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
Segment Results Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For details of these methodologies and segment results, see “Basis for Financial Presentation” and Table 23 “Line of Business Financial Performance” included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
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
68  U.S. BANCORP

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
Commitments to Extend Credit Unfunded residential mortgage loan commitments entered into in connection with mortgage banking activities are considered derivatives and recorded on the balance sheet at fair value with changes in fair value recorded in income. All other unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as commitments to extend credit in Note 21 in the Notes to Consolidated Financial Statements.
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
U.S. BANCORP   69

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
     Generally, a nonaccrual loan that is restructured remains classified as a nonaccrual loan for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.
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
     Residual values on leased assets are reviewed regularly for other-than-temporary impairment. Residual valuations for retail automobile leases are based on independent assessments of expected used car sale prices at the end-of-term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing efforts, insurance coverage and ancillary fees and costs. Valuations for commercial leases are based upon external or internal management appraisals. When there is other-than-temporary impairment in the estimated fair value of the Company’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the writedown recognized in the current period.
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
DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, foreign currency and prepayment risk and to accommodate the business requirements of its customers. All derivative instruments are recorded as other assets, other liabilities or short-term borrowings at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings, unless specific hedge accounting criteria are met.
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
70  U.S. BANCORP

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
REVENUE RECOGNITION
The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectibility is reasonably assured. In certain circumstances, noninterest income is reported net of associated expenses that are directly related to variable volume-based sales or revenue sharing arrangements or when the Company acts on an agency basis for others. Certain specific policies include the following:
Credit and Debit Card Revenue Credit and debit card revenue includes interchange income from credit and debit cards, annual fees, and other transaction and account management fees. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. The Company records interchange income as transactions occur. Transaction and account management fees are recognized as transactions occur or services are provided, except for annual fees, which are recognized over the applicable period. Volume-related payments to partners and credit card associations and expenses for rewards programs are also recorded within credit and debit card revenue. Payments to partners and expenses related to rewards programs are recorded when earned by the partner or customer.
Merchant Processing Services Merchant processing services revenue consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions, net of interchange fees paid to the credit card issuing bank, card association assessments, and revenue sharing amounts, and are all recognized at the time the merchant’s transactions are processed or other services are performed. The Company may enter into revenue sharing agreements with referral partners or in connection with purchases of merchant contracts from sellers. The revenue sharing amounts are determined primarily on sales volume processed or revenue generated for a particular group of merchants. Merchant processing revenue also includes revenues related to point-of-sale equipment recorded as sales when the equipment is shipped or as earned for equipment rentals.
Trust and Investment Management Fees Trust and investment management fees are recognized over the period in which services are performed and are based on a percentage of the fair value of the assets under management or administration, fixed based on account type, or transaction-based fees.
Deposit Service Charges Service charges on deposit accounts primarily represent monthly fees based on minimum balances or transaction-based fees. These fees are recognized as earned or as transactions occur and services are provided.
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
Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained or may be purchased from others. MSRs are initially recorded at fair value, if practicable, and at each subsequent reporting date. The Company determines the fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys and independent third party appraisals. Changes in the fair value of MSRs are recorded in earnings during the period in which they occur. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The Company utilizes futures and options contracts to mitigate the valuation risk. Fair value changes related to the MSRs and the futures and options contracts, as well as servicing and other related fees, are recorded in mortgage banking revenue.
U.S. BANCORP   71

Pensions For purposes of its retirement plans, the Company utilizes a measurement date of September 30. At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on match-funding maturities and interest payments of high quality corporate bonds available in the market place to projected cash flows as of the measurement date for future benefit payments. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Pension accounting reflects the long-term nature of benefit obligations and the investment horizon of plan assets and can have the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period. Beginning in 2006, the overfunded or underfunded status of the plans is recorded as an asset or liability on the balance sheet, with changes in that status recognized through other comprehensive income.
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
Stock-Based Compensation The Company grants stock-based awards, including restricted stock and options to purchase common stock of the Company. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Stock-based compensation for awards is recognized in the Company’s results of operations on a straight-line basis over the vesting period. The Company immediately recognizes compensation cost of awards to employees that meet retirement status, despite their continued active employment. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time stock-based awards are exercised, cancelled, expire, or restrictions are released, the Company may be required to recognize an adjustment to tax expense.
Per Share Calculations Earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.

Note 2	ACCOUNTING CHANGES
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.
Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities
72  U.S. BANCORP

in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.
Accounting for Uncertainty in Income Taxes In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.
Accounting for Servicing of Financial Assets In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). The Company elected to adopt SFAS 156 effective January 1, 2006, utilizing the fair value measurement option for MSRs and continuing the LOCOM method for all other servicing assets and liabilities. Adopting the fair value measurement method resulted in the Company recording a cumulative-effect accounting adjustment to increase beginning retained earnings by $4 million (net of tax). Additional information regarding MSRs is disclosed in Note 9 in the Notes to Consolidated Financial Statements.
Fair Value Option for Financial Assets and Financial Liabilities In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

Note 3	RESTRICTIONS ON CASH AND DUE FROM BANKS
Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $359 million at December 31, 2006.

Note 4	INVESTMENT SECURITIES
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities at December 31 were as follows:

	2006				2005

	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31 (Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

HELD-TO-MATURITY (a)
Mortgage-backed securities	$7	$–	$–	$7	$8	$–	$–	$8
Obligations of state and political subdivisions	67	5	–	72	84	5	(1)	88
Other debt securities	13	–	–	13	17	–	–	17

Total held-to-maturity securities	$87	$5	$–	$92	$109	$5	$(1)	$113

AVAILABLE-FOR-SALE (b)
U.S. Treasury and agencies	$472	$1	$(6)	$467	$496	$2	$(9)	$489
Mortgage-backed securities	34,465	103	(781)	33,787	38,161	86	(733)	37,514
Asset-backed securities	7	–	–	7	12	–	–	12
Obligations of state and political subdivisions	4,463	82	(6)	4,539	640	3	(6)	637
Other securities and investments	1,223	13	(6)	1,230	1,012	2	(7)	1,007

Total available-for-sale securities	$40,630	$199	$(799)	$40,030	$40,321	$93	$(755)	$39,659

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.
U.S. BANCORP   73

     The weighted-average maturity of the available-for-sale investment securities was 6.6 years at December 31, 2006, compared with 6.1 years at December 31, 2005. The corresponding weighted-average yields were 5.32 percent and 4.89 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at December 31, 2006, compared with 7.2 years at December 31, 2005. The corresponding weighted-average yields were 6.03 percent and 6.44 percent, respectively.
     Securities carried at $35.8 billion at December 31, 2006, and $36.9 billion at December 31, 2005, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities were collateralized by securities with an amortized cost of $9.8 billion at December 31, 2006, and $10.9 billion at December 31, 2005, respectively.
The following table provides information as to the amount of interest income from taxable and non-taxable investment securities:

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

Taxable	$1,882	$1,938	$1,809
Non-taxable	119	16	18

Total interest income from investment securities	$2,001	$1,954	$1,827

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

Realized gains	$15	$13	$104
Realized losses	(1)	(119)	(209)

Net realized gains (losses)	$14	$(106)	$(105)

Income tax (benefit) on realized gains (losses)	$5	$(40)	$(40)

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at December 31, 2006, refer to Table 11 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
     At December 31, 2006, certain investment securities included in the held-to-maturity and available-for-sale categories had a fair value that was below their amortized cost. The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. This assessment is based on the nature of the securities, the financial condition of the issuer, the extent and duration of the loss and the intent and ability of the Company, as of the reporting date, to hold these securities either to maturity or through the expected recovery period.
     Generally, the unrealized losses within each investment category have occurred due to rising interest rates over the past few years. The substantial portion of securities that have unrealized losses are either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings. Unrealized losses within other securities and investments are also the result of a modest widening of credit spreads since the initial purchase date. In general, the issuers of the investment securities do not have the contractual ability to pay them off at less than par at maturity or any earlier call date. As of the reporting date, the Company expects to receive all contractual principal and interest related to these securities. Because the Company has the ability and intent to hold its investment securities until their anticipated recovery in value or maturity, they are not considered to be other-than-temporarily impaired as of December 31, 2006.
74  U.S. BANCORP

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired based on the period the investments have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses

HELD-TO-MATURITY
Obligations of state and political subdivisions	$1	$–	$3	$–	$4	$–

Total	$1	$–	$3	$–	$4	$–

AVAILABLE-FOR-SALE
U.S. Treasury and agencies	$58	$–	$333	$(6)	$391	$(6)
Mortgage-backed securities	2,017	(21)	26,369	(760)	28,386	(781)
Asset-backed securities	–	–	7	–	7	–
Obligations of state and political subdivisions	689	(5)	30	(1)	719	(6)
Other securities and investments	150	(1)	312	(5)	462	(6)

Total	$2,914	$(27)	$27,051	$(772)	$29,965	$(799)

Note 5	LOANS AND ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio at December 31 was as follows:

(Dollars in Millions)	2006	2005

COMMERCIAL
Commercial	$40,640	$37,844
Lease financing	5,550	5,098

Total commercial	46,190	42,942
COMMERCIAL REAL ESTATE
Commercial mortgages	19,711	20,272
Construction and development	8,934	8,191

Total commercial real estate	28,645	28,463
RESIDENTIAL MORTGAGES
Residential mortgages	15,316	14,538
Home equity loans, first liens	5,969	6,192

Total residential mortgages	21,285	20,730
RETAIL
Credit card	8,670	7,137
Retail leasing	6,960	7,338
Home equity and second mortgages	15,523	14,979
Other retail
Revolving credit	2,563	2,504
Installment	4,478	3,582
Automobile	8,693	8,112
Student	590	675

Total other retail	16,324	14,873

Total retail	47,477	44,327

Total loans	$143,597	$136,462

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at December 31, 2006 and 2005. The Company had loans of $44.8 billion at December 31, 2006, and $44.1 billion at December 31, 2005, pledged at the Federal Home Loan Bank. Loans of $16.2 billion at December 31, 2006, and $18.1 billion at December 31, 2005, were pledged at the Federal Reserve Bank.
     The Company primarily lends to borrowers in the 24 states in which it has banking offices. Collateral for commercial loans may include marketable securities, accounts receivable, inventory and equipment. For details of the Company’s commercial portfolio by industry group and geography as of December 31, 2006 and 2005, see Table 7 included in Management’s Discussion and Analysis which is
U.S. BANCORP   75

incorporated by reference into these Notes to Consolidated Financial Statements.
     For detail of the Company’s commercial real estate portfolio by property type and geography as of December 31, 2006 and 2005, see Table 8 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.
     Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. For details of the Company’s nonperforming assets as of December 31, 2006 and 2005, see Table 14 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
The following table lists information related to nonperforming loans as of December 31:

(Dollars in Millions)	2006	2005

Loans on nonaccrual status	$432	$469
Restructured loans	38	75

Total nonperforming loans	$470	$544

Interest income that would have been recognized at original contractual terms	$55	$48
Amount recognized as interest income	16	18

Forgone revenue	$39	$30

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)	2006	2005	2004

Balance at beginning of year	$2,251	$2,269	$2,369
Add
Provision charged to operating expense	544	666	669
Deduct
Loans charged off	763	949	1,074
Less recoveries of loans charged off	219	264	307

Net loans charged off	544	685	767
Acquisitions and other changes	5	1	(2)

Balance at end of year (a)	$2,256	$2,251	$2,269

Components
Allowance for loan losses	$2,022	$2,041	$2,080
Liability for unfunded credit commitments	234	210	189

Total allowance for credit losses	$2,256	$2,251	$2,269

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
     A portion of the allowance for credit losses is allocated to commercial and commercial real estate loans deemed impaired. These impaired loans are included in nonperforming assets. A summary of impaired loans and their related allowance for credit losses is as follows:

	2006		2005		2004

	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(Dollars in Millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$346	$44	$388	$37	$489	$64
No valuation allowance required	–	–	–	–	–	–

Total impaired loans	$346	$44	$388	$37	$489	$64

Average balance of impaired loans during the year	$344		$412		$600
Interest income recognized on impaired loans during the year	4		2		1

     Commitments to lend additional funds to customers whose commercial and commercial real estate loans were classified as nonaccrual or restructured at December 31, 2006, totaled $23 million.
     In addition to impaired commercial and commercial real estate loans, the Company had smaller balance homogenous loans that are accruing interest at rates considered to be below market rate. At December 31, 2006, 2005 and 2004, the recorded investment in these other
76  U.S. BANCORP

restructured loans was $405 million, $315 million and $227 million, respectively, with average balances of $379 million, $278 million, and $229 million, respectively. The Company recognized estimated interest income on these loans of $35 million, $20 million, and $17 million during 2006, 2005 and 2004, respectively.
     For the years ended December 31, 2006, 2005 and 2004, the Company had net gains on the sale of loans of $104 million, $175 million and $171 million, respectively, which were included in noninterest income, primarily in mortgage banking revenue.
     The Company has equity interests in two joint ventures that are accounted for utilizing the equity method. The principal activity of one entity is to provide commercial real estate financing that the joint venture securitizes and sells to third party investors. The principal activity of the other entity is to provide senior or subordinated financing to customers for the construction, rehabilitation or redevelopment of commercial real estate. In connection with these joint ventures, the Company provides warehousing lines to support the operations. Warehousing advances to the joint ventures are made in the ordinary course of business and repayment of these credit facilities occurs when the securitization is completed or the commercial real estate project is permanently refinanced by others. At December 31, 2006, the Company had $1.3 billion of outstanding loan balances to these joint ventures.

Note 6	LEASES
The components of the net investment in sales-type and direct financing leases at December 31 were as follows:

(Dollars in Millions)	2006	2005

Aggregate future minimum lease payments to be received	$13,178	$13,023
Unguaranteed residual values accruing to the lessor’s benefit	374	392
Unearned income	(1,605)	(1,556)
Initial direct costs	265	268

Total net investment in sales-type and direct financing leases (a)	$12,212	$12,127

(a) The accumulated allowance for uncollectible minimum lease payments was $100 million and $112 million at December 31, 2006 and 2005, respectively.
The minimum future lease payments to be received from sales-type and direct financing leases were as follows at December 31, 2006:

(Dollars in Millions)
2007	$1,969
2008	2,583
2009	3,227
2010	2,817
2011	1,659
Thereafter	923

Note 7	ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
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
Conduit and Securitization The Company sponsors an off-balance sheet conduit, a qualified special purpose entity (“QSPE”), to which it transferred high-grade investment securities, funded by the issuance of commercial paper. Because QSPE’s are exempt from consolidation under the provisions of Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities (“FIN 46R”), the Company does not consolidate the conduit structure in its financial statements. The conduit held assets of $2.2 billion at December 31, 2006, and $3.8 billion at December 31, 2005. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations.
U.S. BANCORP   77

The conduit had commercial paper liabilities of $2.2 billion at December 31, 2006, and $3.8 billion at December 31, 2005. The Company benefits by transferring the investment securities into a conduit that provides diversification of funding sources in a capital-efficient manner and the generation of income.
     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $10 million at December 31, 2006, and $20 million at December 31, 2005. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $13 million at December 31, 2006, and $28 million at December 31, 2005. The Company recorded $8 million from the conduit during 2006 and $17 million during 2005, for revenues related to the conduit including fees for servicing, management, administration, and accretion income from retained interests.
Sensitivity Analysis At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for the investment securities conduit were as follows:

December 31, 2006 (Dollars in Millions)

CURRENT ECONOMIC ASSUMPTIONS SENSITIVITY ANALYSIS (a)
Carrying value (fair value) of retained interests	$13
Weighted average life (in years)	1.0
EXPECTED REMAINING LIFE (IN YEARS)	2.2
Impact of 10% adverse change	$(1)
Impact of 20% adverse change	(3)

(a)	The residual cash flow discount rate was 4.6 percent of December 31, 2006. The investments are all AAA/ Aaa rated or insured investments, therefore, credit losses are assumed to be zero with no impact for interest rate movements. Also, interest rate movements create no material impact to the value of the residual interest, as the investment securities conduit is mostly match funded.
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
Cash Flow Information During the years ended December 31, 2006 and 2005, the investment conduit generated $15 million and $22 million of cash flows, respectively, from servicing, other fees and retained interests.
VARIABLE INTEREST ENTITIES
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”) as defined in FASB Interpretation No. 46R. Generally, a VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company’s investments in VIEs primarily represent private investment funds that make equity investments, provide debt financing or partnerships to support community-based investments in affordable housing, development entities that provide capital for communities located in low-income districts and historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act.
With respect to these investments, the Company is required to consolidate any VIE in which it is determined to be the primary beneficiary. At December 31, 2006, approximately $90 million of total assets related to various VIEs were consolidated by the Company in its financial statements. Creditors of these VIEs have no recourse to the general credit of the Company. The Company is not required to consolidate other VIEs as it is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The amounts of the Company’s investment in these unconsolidated entities ranged from less than $1 million to $82 million with an aggregate amount of approximately $1.7 billion at December 31, 2006. While the Company believes potential losses from these investments is remote, the Company’s
78  U.S. BANCORP

maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $2.8 billion at December 31, 2006, assuming that all of the separate investments within the individual private funds are deemed worthless and the community-based business and housing projects, and related tax credits, completely failed and did not meet certain government compliance requirements.

Note 8	PREMISES AND EQUIPMENT
Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)	2006	2005

Land	$331	$315
Buildings and improvements	2,372	2,313
Furniture, fixtures and equipment	2,352	2,239
Capitalized building and equipment leases	163	136
Construction in progress	11	4

	5,229	5,007
Less accumulated depreciation and amortization	(3,394)	(3,166)

Total	$1,835	$1,841

Note 9	MORTGAGE SERVICING RIGHTS
The Company’s portfolio of residential mortgages serviced for others was $82.9 billion and $69.0 billion at December 31, 2006 and 2005, respectively. Effective January 1, 2006, the Company elected to adopt SFAS 156 utilizing the fair value method for measuring residential mortgage servicing rights. Under this method, the Company initially records MSRs at their estimated fair value and the related gain or loss is reported in mortgage banking revenue. The net impact of subsequent changes in the fair value of the MSRs and related derivatives are also recognized as part of mortgage banking revenue. Prior to the adoption of SFAS 156, the initial carrying value of MSRs was amortized over the estimated life of the intangible asset and changes in valuation, under the lower-of-cost-or-market accounting method, were recognized as impairments or reparation within other intangibles expenses.
     In conjunction with its MSRs, the Company may utilize derivatives, including U.S Treasury futures and options on U.S. Treasury futures contracts, to manage the volatility of changes in the fair value of MSRs. The net impact of changes in the fair value of MSRs and the related derivatives included in mortgage banking revenue was a net loss of $37 million for the year ended December 31, 2006. Servicing and other related fees included in mortgage banking revenue were $319 million in 2006.
Changes in fair value of capitalized MSRs are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

Balance at beginning of period	$1,123	$866	$670
Rights purchased	52	27	139
Rights capitalized	398	369	300
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	26	–	–
Other changes in fair value (b)	(172)	–	–
Amortization	–	(197)	(186)
Reparation (impairment)	–	53	(57)
Change in accounting principle	–	5	–

Balance at end of period	$1,427	$1,123	$866

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time.
U.S. BANCORP   79

The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the valuation of MSRs include higher than expected prepayment rates and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at December 31, 2006, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50bps	25bps	25bps	50bps

Net fair value	$(50)	$(18)	$(3)	$(36)

     The fair value of MSRs and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of Mortgage Revenue Bond Programs (“MRBP”), government-insured mortgages and conventional mortgages. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance. Mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment rates and better cash flows than conventional mortgage loans. The servicing portfolios are predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.
A summary of the Company’s MSRs and related characteristics by portfolio as of December 31, 2006, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$8,277	$8,671	$65,944	$82,892
Fair market value	$167	$163	$1,097	$1,427
Value (bps) *	202	188	166	172
Weighted-average servicing fees (bps)	40	43	36	37
Multiple (value/servicing fees)	5.05	4.37	4.61	4.65
Weighted-average note rate	5.90%	6.16%	5.88%	5.91%
Age (in years)	3.3	3.1	2.4	2.6
Expected life (in years)	8.2	7.1	7.2	7.3
Discount rate	11.4%	11.3%	10.5%	10.7%

*	Value is calculated as fair market value divided by the servicing portfolio.

Note 10	INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Estimated	Amortization	Balance
December 31 (Dollars in Millions)	Life (a)	Method (b)	2006	2005

Goodwill			$7,538	$7,005
Merchant processing contracts	9 years/8 years	SL/AC	797	767
Core deposit benefits	10 years/5 years	SL/AC	212	262
Mortgage servicing rights (c)			1,427	1,118
Trust relationships	15 years/7 years	SL/AC	431	477
Other identified intangibles	8 years/5 years	SL/AC	360	250

Total			$10,765	$9,879

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.

(b) Amortization methods:	SL = straight line method AC = accelerated methods generally based on cash flows
(c) Mortgage servicing rights are no longer amortized due to the adoption of SFAS 156 in the first quarter of 2006.
80  U.S. BANCORP

Aggregate amortization expense consisted of the following:

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

Merchant processing contracts	$149	$138	$132
Core deposit benefits	65	74	81
Mortgage servicing rights (a)	–	144	243
Trust relationships	71	47	49
Other identified intangibles	70	55	45

Total	$355	$458	$550

(a)	Includes mortgage servicing rights reparation of $53 million and impairment of $57 million for the years ended December 31, 2005 and 2004, respectively.
Below is the estimated amortization expense for the next five years:

(Dollars in Millions)

2007	$360
2008	309
2009	264
2010	201
2011	153

The following table reflects the changes in the carrying value of goodwill for the years ended December 31, 2006 and 2005:

	Wholesale	Consumer	Wealth	Payment	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Company

Balance at December 31, 2004	$1,225	$2,242	$843	$1,931	$6,241
Goodwill acquired	–	–	500	248	748
Other (a)	–	–	–	16	16

Balance at December 31, 2005	$1,225	$2,242	$1,343	$2,195	$7,005
Goodwill acquired	–	70	171	265	506
Other (a)	–	–	–	27	27

Balance at December 31, 2006	$1,225	$2,312	$1,514	$2,487	$7,538

(a)	Other changes in goodwill include the effect of foreign exchange translation.

Note 11	SHORT-TERM BORROWINGS
The following table is a summary of short-term borrowings for the last three years:

	2006		2005		2004

(Dollars in Millions)	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$2,554	4.97%	$3,133	3.93%	$3,379	1.25%
Securities sold under agreements to repurchase	9,763	4.57	10,854	3.65	4,848	1.95
Commercial paper	9,974	4.90	4,419	3.89	2,634	2.11
Treasury, tax and loan notes	1	4.92	430	3.84	251	1.72
Other short-term borrowings	4,641	3.95	1,364	3.90	1,972	2.20

Total	$26,933	4.62%	$20,200	3.76%	$13,084	1.84%

Average for the year
Federal funds purchased	$3,458	8.30%	$2,916	6.63%	$3,823	3.10%
Securities sold under agreements to repurchase	10,680	4.24	11,849	2.93	6,144	1.19
Commercial paper	6,631	4.72	3,326	3.11	1,144	.91
Treasury, tax and loan notes	166	4.82	142	3.17	804	1.01
Other short-term borrowings	3,487	5.19	1,149	3.62	2,619	2.01

Total	$24,422	5.08%	$19,382	3.56%	$14,534	1.81%

Maximum month-end balance
Federal funds purchased	$5,886		$4,659		$6,342
Securities sold under agreements to repurchase	13,988		14,931		8,972
Commercial paper	9,974		4,419		2,687
Treasury, tax and loan notes	2,804		430		7,867
Other short-term borrowings	4,756		1,563		3,856

U.S. BANCORP   81

Note 12	LONG-TERM DEBT
Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)	Rate Type	Rate (a)	Maturity Date	2006	2005

U.S. BANCORP (Parent Company)
Subordinated notes	Fixed	6.875%	2007	$220	$220
	Fixed	7.30%	2007	74	74
	Fixed	7.50%	2026	199	200
Convertible senior debentures	Floating	3.70%	2035	402	2,500
	Floating	3.89%	2035	668	2,000
	Floating	3.62%	2036	2,500	–
Medium-term notes	Fixed	3.13%-5.30%	2007-2010	2,575	2,725
	Floating	5.38%-5.40%	2009-2010	1,000	–
Junior subordinated debentures	Fixed	5.75%-6.60%	2035-2066	3,497	2,842
	Floating	6.13%-6.22%	2027	310	310
Capitalized lease obligations, mortgage indebtedness and other (b)				(26)	(17)

Subtotal				11,419	10,854
SUBSIDIARIES
Subordinated notes	Fixed	6.875%	2006	–	23
	Fixed	6.625%	2006	–	26
	Fixed	6.50%	2008	300	300
	Fixed	6.30%	2008	300	300
	Fixed	5.70%	2008	400	400
	Fixed	7.125%	2009	500	500
	Fixed	6.375%	2011	1,500	1,500
	Fixed	6.30%	2014	963	963
	Fixed	4.95%	2014	1,000	1,000
	Fixed	4.80%	2015	500	500
	Fixed	3.80%	2015	370	370
	Floating	5.65%	2014	550	550
Federal Home Loan Bank advances	Fixed	.50%-8.25%	2007-2026	348	428
	Floating	5.30%-5.40%	2007-2016	6,749	3,613
Bank notes	Fixed	2.40%-4.40%	2007-2009	3,350	4,350
	Floating	5.11%-5.40%	2007-2046	9,145	11,050
Junior subordinated debentures	Fixed	10.18%-10.20%	2031	24	–
Capitalized lease obligations, mortgage indebtedness and other (b)				184	342

Subtotal				26,183	26,215

Total				$37,602	$37,069

(a)	Weighted average interest rates of medium-term notes, federal home loan bank advances and bank notes were 4.66 percent, 5.34 percent and 4.90 percent, respectively.
(b)	Other includes debt issuance fees and unrealized gains and losses and deferred fees relating to derivative instruments.
Convertible senior debentures issued by the Company pay interest on a quarterly basis until a specified period of time (five or nine years prior to the applicable maturity date). After this period, the Company will not pay interest on the debentures prior to maturity. On the maturity date or on any earlier redemption date, the holder will receive the original principal plus accrued interest. The debentures are convertible at any time on or prior to the maturity date. If the convertible senior debentures are converted, holders of the debentures will generally receive cash up to the accreted principal amount of the debentures plus, if the market price of the Company’s stock exceeds the conversion price in effect on the date of conversion, a number of shares of the Company’s common stock, or an equivalent amount of cash at the Company’s option, as determined in accordance with specified terms. The convertible senior debentures are callable by the Company and putable by the investors at a price equal to 100 percent of the accreted principal amount plus accrued and unpaid interest. During 2006, investors elected to put debentures with a principal amount of $3.4 billion back to the Company.
82  U.S. BANCORP

The table below summarizes the significant terms of the floating-rate convertible senior debentures issued during 2005 and 2006 at $1,000 per debenture:

(Dollars in Millions)

Original Face amount	$2,500	$2,000	$2,500
Amount outstanding at December 31, 2006	$402	$668	$2,500
Issue date	August 17, 2005	December 9, 2005	September 20, 2006
Interest rate (a)	LIBOR minus 1.68%	LIBOR minus 1.46%	LIBOR minus 1.75%
Interest rate at December 31, 2006	3.70%	3.89%	3.62%
Callable dates	August 21, 2006, and thereafter	December 11, 2006, and thereafter	September 20, 2007, and thereafter
Putable dates	August 21, 2006, 2007, 2010 and every five years, thereafter	March 11, 2007, June 11, 2007, September 11, 2007, December 11, 2007, and 2010, and every five years, thereafter	September 20, 2007, 2008, 2011 and every five years, thereafter
Conversion rate in shares per $1,000 debenture at December 31, 2006	27.8126	27.2409	26.1233
Conversion price per share at December 31, 2006	$35.95	$36.71	$38.28
Maturity date	August 21, 2035	December 11, 2035	September 20, 2036

(a)	The interest rate index represents the three month London Interbank Offered Rate (“LIBOR”)
During 2006, the Company issued $2.5 billion of fixed-rate junior subordinated debentures to three separately formed wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities at interest rates ranging from 5.54 percent to 6.60 percent. In addition, the Company elected to redeem $1.9 billion of higher cost fixed-rate junior subordinated debentures that had interest payable at rates ranging from 7.25 percent to 8.32 percent. In connection with the redemption of these debentures, the Company recognized charges of $33 million in 2006. Refer to Note 13, “Junior Subordinated Debentures” for further information on the nature and terms of these debentures.
     The Company’s subsidiary, U.S. Bank National Association, may issue fixed and floating rate subordinated notes to provide liquidity and support its capital requirements. During 2006, subordinated notes of $49 million matured and were repaid by the subsidiary.
     The Company has an arrangement with the Federal Home Loan Bank whereby based on collateral available (residential and commercial mortgages), the Company could have borrowed an additional $21 billion at December 31, 2006.
Maturities of long-term debt outstanding at December 31, 2006, were:

	Parent
(Dollars in Millions)	Company	Consolidated

2007	$1,512	$8,337
2008	504	8,547
2009	1,001	1,996
2010	986	3,002
2011	33	2,603
Thereafter	7,383	13,117

Total	$11,419	$37,602

U.S. BANCORP   83

Note 13	JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2006, the Company sponsored and wholly owned 100 percent of the common equity of ten trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $3.8 billion, are the sole assets of each trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trusts. The Company used the proceeds from the sales of the Debentures for general corporate purposes.
     In connection with the formation of USB Capital IX, the trust issued redeemable Income Trust Securities (“ITS”) to third party investors, investing the proceeds in Debentures issued by the Company and entered into stock purchase contracts to purchase preferred stock to be issued by the Company in the future. Pursuant to the stock purchase contracts, the Company is required to make contract payments of .65 percent, also payable semi-annually, through a specified stock purchase date expected to be April 15, 2011. Prior to the specified stock purchase date, the Trust is required to remarket and sell the Debentures to third party investors to generate cash proceeds to satisfy its obligation to purchase the Company’s Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to the stock purchase contracts. The Series A Preferred Stock, when issued pursuant to the stock purchase contracts, is expected to pay quarterly dividends equal to the greater of three-month LIBOR plus 1.02 percent or 3.50 percent. In connection with this transaction, the Company also entered into a replacement capital covenant which restricts the Company’s rights to repurchase the ITS and to redeem or repurchase the Series A Preferred Stock.
The following table is a summary of the Debentures included in long-term debt as of December 31, 2006:

		Securities	Debentures				Earliest
Issuance Trust (Dollars in Millions)	Issuance Date	Amount	Amount	Rate Type	Rate	Maturity Date	Redemption Date

RETAIL (a)
USB Capital XI	August 2006	$765	$766	Fixed	6.60	September 2066	September 15, 2011
USB Capital X	April 2006	500	501	Fixed	6.50	April 2066	April 12, 2011
USB Capital VIII	December 2005	375	387	Fixed	6.35	December 2065	December 29, 2010
USB Capital VII	August 2005	300	309	Fixed	5.88	August 2035	August 15, 2010
USB Capital VI	March 2005	275	283	Fixed	5.75	March 2035	March 9, 2010
Vail Banks Statutory Trust II	March 2001	7	7	Fixed	10.18	June 2031	June 8, 2011
Vail Banks Statutory Trust I	February 2001	17	17	Fixed	10.20	February 2031	February 22, 2011
INSTITUTIONAL
USB Capital IX (a)	March 2006	1,250	1,251	Fixed	5.54	April 2042	April 15, 2015
Star Capital I (b)	June 1997	150	155	Variable	6.13	June 2027	June 15, 2007
Mercantile Capital Trust I (b)	February 1997	150	155	Variable	6.22	February 2027	February 1, 2007

Total		$3,789	$3,831

(a)	The Company has the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
(b)	The Company has the right to redeem the Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The variable-rate Securities and Debentures reprice quarterly based on three-month LIBOR.
84  U.S. BANCORP

Note 14	SHAREHOLDERS’ EQUITY
At December 31, 2006 and 2005, the Company had authority to issue 4 billion shares of common stock and 50 million shares of preferred stock. The Company had 1,765 million and 1,815 million shares of common stock outstanding at December 31, 2006 and 2005, respectively, and had 433 million shares of common stock reserved for future issuances, primarily under stock option plans and shares that may be issued in connection with the Company’s convertible senior debentures, at December 31, 2006. At December 31, 2006, the Company had 40,000 shares of preferred stock outstanding.
     On March 27, 2006, the Company issued depository shares representing an ownership interest in 40,000 shares of Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series B Preferred Stock, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to the greater of three-month LIBOR plus ..60 percent, or 3.50 percent. On April 15, 2011, or thereafter, the Series B Preferred Stock is redeemable at the Company’s option, subject to the prior approval of the Federal Reserve Board, at a redemption price equal to $25,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. In connection with the issuance of the Series B Preferred Stock, the Company also entered into a replacement capital covenant, which restricts the Company’s rights to redeem or repurchase the Series B Preferred Stock. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
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
     On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock during the following 24 months. In 2004, the Company repurchased 89 million shares of common stock under the 2003 plan. On December 21, 2004, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock during the following 24 months. This repurchase program replaced the Company’s December 16, 2003, program. In 2004, the Company repurchased 5 million shares of common stock under this plan. During 2005, all share repurchases were made under the 2004 plan. On August 3, 2006, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock through December 31, 2008. This new authorization replaced the December 21, 2004, repurchase program. During 2006, the Company repurchased 62 million shares of common stock under the 2004 authorization and 28 million shares under the 2006 authorization.
The following table summarizes the Company’s common stock repurchased in each of the last three years:

(Dollars and Shares in Millions)	Shares	Value

2006	90	$2,817
2005	62	1,807
2004	94	2,656

U.S. BANCORP   85

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to Accumulated Other Comprehensive Income. The reconciliation of the transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the years ended December 31, is as follows:

	Transactions
				Balances
(Dollars in Millions)	Pre-tax	Tax-effect	Net-of-tax	Net-of-Tax

2006
Unrealized gain on securities available-for-sale	$67	$(25)	$42	$(370)
Unrealized gain on derivatives	35	(14)	21	(6)
Foreign currency translation adjustment	(30)	11	(19)	(12)
Realized loss on derivatives	(199)	75	(124)	(77)
Reclassification adjustment for losses realized in net income	33	(12)	21	–
Change in retirement obligation	(398)	150	(248)	(271)

Total	$(492)	$185	$(307)	$(736)

2005
Unrealized loss on securities available-for-sale	$(539)	$205	$(334)	$(402)
Unrealized loss on derivatives	(58)	22	(36)	(27)
Foreign currency translation adjustment	3	(1)	2	7
Realized loss on derivatives	(74)	28	(46)	16
Reclassification adjustment for losses realized in net income	39	(15)	24	–
Minimum pension liability adjustment	(38)	15	(23)	(23)

Total	$(667)	$254	$(413)	$(429)

2004
Unrealized loss on securities available-for-sale	$(123)	$47	$(76)	$(135)
Unrealized loss on derivatives	(43)	16	(27)	9
Foreign currency translation adjustment	(17)	6	(11)	5
Realized gain on derivatives	16	(6)	10	105
Reclassification adjustment for losses realized in net income	32	(12)	20	–

Total	$(135)	$51	$(84)	$(16)

Regulatory Capital The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the “well capitalized” designation. Capital adequacy for the Company and its banking subsidiaries is measured based on two risk-based measures, Tier I and total risk-based capital. Tier I capital is considered core capital and includes common shareholders’ equity plus qualifying preferred stock, trust preferred securities and minority interests in consolidated subsidiaries (included in other liabilities and subject to certain limitations), and is adjusted for the aggregate impact of certain items included in other comprehensive income. Total risk-based capital includes Tier I capital and other items such as subordinated debt and the allowance for credit losses. Both measures are stated as a percentage of risk-adjusted assets, which are measured based on their perceived credit risk and include certain off-balance sheet exposures, such as unfunded loan commitments, letters of credit, and derivative contracts. The Company is also subject to a leverage ratio requirement, a non risk-based asset ratio, which is defined as Tier I capital as a percentage of average assets adjusted for goodwill and other non-qualifying intangibles and other assets.
The following table provides the components of the Company’s regulatory capital:

	December 31

(Dollars in Millions)	2006	2005

TIER 1 CAPITAL
Common shareholders’ equity	$20,197	$20,086
Qualifying preferred stock	1,000	–
Qualifying trust preferred securities	3,639	3,057
Minority interests	694	215
Less intangible assets
Goodwill	(7,423)	(7,005)
Other disallowed intangible assets	(1,640)	(1,508)
Other(a)	569	300

Total Tier 1 Capital	17,036	15,145
TIER 2 CAPITAL
Allowance for credit losses	2,256	2,251
Eligible subordinated debt	5,199	5,659
Other	4	1

Total Tier 2 Capital	7,459	7,911

Total Risk Based Capital	$24,495	$23,056

RISK-WEIGHTED ASSETS	$194,659	$184,353

(a)	Includes the impact of items included in other comprehensive income, such as unrealized gains(losses) on available-for-sale securities, accumulated net gains on cash flow hedges, pension liability adjustments, etc.
86  U.S. BANCORP

Minority interests principally represent preferred stock of consolidated subsidiaries. During 2006, the Company’s primary banking subsidiary formed USB Realty Corp, a real estate investment trust, for the purpose of issuing 5,000 shares of Fixed-to-Floating Rate Exchangeable Non-cumulative Perpetual Series A Preferred Stock with a liquidation preference of $100,000 per share (“Series A Preferred Securities”) to third party investors, and investing the proceeds in certain assets, consisting predominately of mortgage-backed securities from the Company. Dividends on the Series A Preferred Securities, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum of 6.091 percent from December 22, 2006 to, but excluding, January 15, 2012. After January 15, 2012, the rate will be equal to three-month LIBOR for the related dividend period plus 1.147 percent. If the Company has not declared a dividend on the Series A Preferred Securities before the dividend payment date for any dividend period, such dividend shall not be cumulative and shall cease to accrue and be payable, and the Company will have no obligation to pay dividends accrued for such dividend period, whether or not dividends on the Series A Preferred Securities are declared for any future dividend period.
     The Series A Preferred Securities will be redeemable, in whole or in part, at the option of the Company on the dividend payment date occurring in January 2012 and each fifth anniversary thereafter, or in whole but not in part, at the option of the Company on any dividend date before or after January 2012 that is not a five-year date. Any redemption will be subject to the approval of the Office of the Comptroller of the Currency.
     For a summary of the regulatory capital requirements and the actual ratios as of December 31, 2006 and 2005, for the Company and its bank subsidiaries, see Table 21 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 15	EARNINGS PER SHARE
The components of earnings per share were:

(Dollars and Shares in Millions, Except Per Share Data)	2006	2005	2004

Net income	$4,751	$4,489	$4,167
Preferred dividends	(48)	–	–

Net income applicable to common equity	$4,703	$4,489	$4,167

Average common shares outstanding	1,778	1,831	1,887
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	26	26	26

Average diluted common shares outstanding	1,804	1,857	1,913

Earning per common share	$2.64	$2.45	$2.21
Diluted earnings per common share	$2.61	$2.42	$2.18

For the years ended December 31, 2006, 2005 and 2004, options to purchase 1 million, 16 million and 36 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to a specified formula, were not included in the computation of diluted earnings per share to the extent the conversions were antidilutive.

Note 16	EMPLOYEE BENEFITS
Employee Investment Plan The Company has a defined contribution retirement savings plan which allows qualified employees to make contributions up to 75 percent of their annual compensation, subject to Internal Revenue Service limits, through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Employee contributions are 100 percent matched by the Company, up to four percent of an employee’s eligible annual compensation. The Company’s matching contribution vests immediately; however, a participant must be employed in an eligible position on the last business day of the year to receive that year’s matching contribution. Although the matching contribution is initially invested in the Company’s common stock, an employee can reinvest the matching contributions among various investment alternatives. Total expense was $58 million, $53 million and $49 million in 2006, 2005 and 2004, respectively.
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
U.S. BANCORP   87

plans of acquired companies into its existing pension plans when it becomes practicable.
     Under the current plan’s benefit structure, a participant’s future retirement benefits are based on a participant’s highest consecutive five-year average annual compensation during his or her last 10 years before retirement or termination from the Company. Prior to the merger with Firstar Corporation, two of the previous companies had cash balance pension benefit structures under which the participants earned retirement benefits based on their average compensation over their entire career, while the former Firstar Corporation retirement benefit structure was based on final average pay and years of service, similar to the current plan. Plan assets primarily consist of various equities, equity mutual funds and other miscellaneous assets.
     In general, the Company’s pension plan objectives include maintaining a funded status sufficient to meet participant benefit obligations over time while reducing long-term funding requirements and pension costs. The Company has an established process for evaluating all the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). Annually the Company’s Compensation Committee (“the Committee”), assisted by outside consultants, evaluates plan objectives, funding policies and plan investment policies considering its long-term investment time horizon and asset allocation strategies. The process also evaluates significant plan assumptions. Although plan assumptions are established annually, the Company may update its analysis on an interim basis in order to be responsive to significant events that occur during the year, such as plan mergers and amendments.
     In addition to the funded qualified pension plan, the Company maintains a non-qualified plan that is unfunded and the aggregate accumulated benefit obligation exceeds the assets. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plan.
Funding Practices The Company’s funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. There were no minimum funding requirements in 2006 or 2005 and the Company anticipates no minimum funding requirement in 2007. Any contributions made to the plan are invested in accordance with established investment policies and asset allocation strategies.
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
     Generally, based on historical performance of the various investment asset classes, investments in equities have outperformed other investment classes but are subject to higher volatility. While an asset allocation including bonds and other assets generally has lower volatility and may provide protection in a declining interest rate environment, it limits the pension plan’s long-term up-side potential. Given the pension plan’s investment horizon and the financial viability of the Company to meet its funding objectives, the Committee has determined that an asset allocation strategy investing in 100 percent equities diversified among various domestic equity categories and international equities is appropriate. At December 31, 2006 and 2005, plan assets of the qualified retirement plans included mutual funds that have asset management arrangements with related parties totaling $1.2 billion and $1.1 billion, respectively.
88  U.S. BANCORP

The following table, which is unaudited, except for the actual asset allocations at December 31, 2006 and 2005, provides a summary of asset allocations adopted by the Company compared with a typical asset allocation alternative:

							2007
	Asset Allocation						Expected Returns

		December 2006			December 2005
	Typical							Standard
Asset Class	Asset Mix	Actual	Target		Actual	Target	Compound	Deviation

DOMESTIC EQUITIES
Large Cap	30%	55%	55%		56%	55%	9.3%	16.0%
Mid Cap	15	18	19		16	19	10.3	21.0
Small Cap	15	6	6		5	6	10.3	21.0
INTERNATIONAL EQUITIES	10	19	20		21	20	9.3	19.0
FIXED INCOME	30	–	–		–	–
OTHER	–	2	–		2	–

TOTAL MIX OR WEIGHTED RATES	100%	100%	100%		100%	100%	9.8	16.0

LTROR assumed	8.9%		8.9	% (a)		8.9%
Standard deviation	12.0%		16.0%			17.8%

(a)	The LTROR assumed for the target asset allocation strategy of 8.9 percent is based on a range of estimates evaluated by the Company which were centered around the compound expected return of 9.8 percent reduced for estimated asset management and administrative fees.
     In accordance with its existing practices, the independent pension consultant utilized by the Company updated the analysis of expected rates of return and evaluated peer group data, market conditions and other factors relevant to determining the LTROR assumptions for pension costs for 2006 and 2005. The analysis performed indicated that the LTROR assumption of 8.9 percent, used in both 2006 and 2005, continued to be in line with expected returns based on current economic conditions and the Company expects to continue using this LTROR in 2007. Regardless of the extent of the Company’s analysis of alternative asset allocation strategies, economic scenarios and possible outcomes, plan assumptions developed for the LTROR are subject to imprecision and changes in economic factors. As a result of the modeling imprecision and uncertainty, the Company considers a range of potential expected rates of return, economic conditions for several scenarios, historical performance relative to assumed rates of return and asset allocation and LTROR information for a peer group in establishing its assumptions.
Postretirement Medical Plan In addition to providing pension benefits, the Company provides health care and death benefits to certain retired employees through a retiree medical program. Generally, all active employees may become eligible for retiree health care benefits by meeting defined age and service requirements. The Company may also subsidize the cost of coverage for employees meeting certain age and service requirements. The medical plan contains other cost-sharing features such as deductibles and coinsurance. The estimated cost of these retiree benefit payments is accrued during the employees’ active service.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Effective for the year ending December 31, 2006, the Company adopted the provisions of SFAS 158. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and recognition of changes in that funded status in the year in which the changes occur through other comprehensive income.
U.S. BANCORP   89

The Company uses a measurement date of September 30 for its retirement plans. The following table summarizes benefit obligation and plan asset activity for the retirement plans:

			Postretirement
	Pension Plans		Medical Plan

(Dollars in Millions)	2006	2005	2006	2005

PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of measurement period	$2,147	$1,951	$245	$281
Service cost	70	63	5	5
Interest cost	118	112	13	16
Plan participants’ contributions	–	–	17	17
Actuarial (gain) loss	(84)	145	(9)	(38)
Benefit payments	(124)	(88)	(35)	(36)
Federal subsidy	–	–	2	–
Settlements	–	(36)	–	–

Benefit obligation at end of measurement period (a)	$2,127	$2,147	$238	$245

FAIR VALUE OF PLAN ASSETS
Fair value at beginning of measurement period	$2,419	$2,127	$39	$39
Actual return on plan assets	260	398	7	1
Employer contributions	23	18	155	18
Plan participants’ contributions	–	–	17	17
Settlements	–	(36)	–	–
Benefit payments	(124)	(88)	(35)	(36)

Fair value at end of measurement period	$2,578	$2,419	$183	$39

FUNDED STATUS
Funded status at end of measurement period	$451	$272	$(55)	$(206)
Unrecognized transition (asset) obligation	–	–	–	5
Unrecognized prior service (credit) cost	–	(39)	–	(5)
Unrecognized net (gain) loss	–	724	–	–
Fourth quarter contribution	4	11	–	155

Net amount recognized	$455	$968	$(55)	$(51)

COMPONENTS OF THE CONSOLIDATED BALANCE SHEET
Prepaid benefit cost and other assets	$704	$1,146	$–	$–
Accrued benefit liability (b)	(249)	(178)	(55)	(51)
Additional minimum liability	–	(47)	–	–
Intangible asset	–	9	–	–
Accumulated other comprehensive income	–	38	–	–

Net amount recognized	$455	$968	$(55)	$(51)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net actuarial (gain) loss	$480	$–	$(13)	$–
Prior service (credit) cost	(32)	–	(4)	–
Transition (asset) obligation	–	–	4	–

Recognized amount	448	–	(13)	–
Deferred tax asset (liability)	169	–	(5)	–

Net impact on accumulated other comprehensive loss (income)	$279	$–	$(8)	$–

(a)	At December 31, 2006 and 2005, the accumulated benefit obligation for all qualified pension plans was $1.8 billion.
(b)	At December 31, 2006, the estimated current liability of the plans was $13 million.
The following table provides information for pension plans with benefit obligations in excess of plan assets:

(Dollars in Millions)	2006	2005

Projected benefit obligation	$249	$236
Accumulated benefit obligation	248	225
Fair value of plan assets	–	–

90  U.S. BANCORP

The following table sets forth the components of net periodic benefit cost (income) and other amounts recognized in accumulated other comprehensive income for the retirement plans:

	Pension Plans			Postretirement Medical Plan

(Dollars in Millions)	2006	2005	2004	2006	2005	2004

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)
Service cost	$70	$63	$59	$5	$5	$4
Interest cost	118	112	109	13	16	18
Expected return on plan assets	(191)	(194)	(203)	(1)	(1)	(1)
Prior service (credit) cost and transition (asset) obligation amortization	(6)	(6)	(6)	–	–	–
Actuarial (gain) loss amortization	90	58	50	–	–	2

Net periodic benefit cost (income)	$81	$33	$9	$17	$20	$23

OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
Current year actuarial (gain) loss	$(154)	$–	$–	$(15)	$–	$–
Actuarial (gain) loss amortization	(90)	–	–	–	–	–
Prior service (credit) cost and transition (asset) obligation amortization	6	–	–	–	–	–

Total recognized in accumulated other comprehensive income	$(238)	$–	$–	$(15)	$–	$–

Total recognized in net periodic benefit cost and accumulated other comprehensive income (a)(b)	$(157)	$33	$9	$2	$20	$23

(a)	The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $63 million and $(6) million, respectively.
(b)	No amounts are estimated to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 for the postretirement medical plan.
The following table sets forth the weighted-average plan assumptions and other data:

(Dollars in Millions)	2006	2005	2004

PENSION PLAN ACTUARIAL COMPUTATIONS
Expected long-term return on plan assets	8.9%	8.9%	8.9%
Discount rate in determining benefit obligations (a)	6.0	5.7	6.0
Rate of increase in future compensation	3.5	3.5	3.5
POSTRETIREMENT MEDICAL PLAN ACTUARIAL COMPUTATIONS
Expected long-term return on plan assets	3.5%	3.5%	3.5%
Discount rate in determining benefit obligations	6.0	5.7	6.0
Health care cost trend rate (b)
Prior to age 65	8.0%	9.0%	10.0%
After age 65	10.0	11.0	12.0
EFFECT OF ONE PERCENT INCREASE IN HEALTH CARE COST TREND RATE
Service and interest costs	$1	$1	$1
Accumulated post-retirement benefit obligation	15	18	21
EFFECT OF ONE PERCENT DECREASE IN HEALTH CARE COST TREND RATE
Service and interest costs	$(1)	$(1)	$(1)
Accumulated post-retirement benefit obligation	(13)	(16)	(19)

(a)	For 2006, the discount rate was developed using Towers Perrin’s cash flow matching bond model with a modified duration of 12.6 years. For 2005, the discount rate approximated the Moody’s Aa corporate bond rating for projected benefit distributions with a duration of 12.7 years.
(b)	The pre-65 and post-65 rates are assumed to decrease gradually to 5.5 percent and 6.0 percent respectively by 2011 and remain at these levels thereafter.
The following table illustrates the incremental effect of adopting SFAS 158 on individual line items in the consolidated balance sheet at December 31, 2006:

Increase
(Dollars in Millions)	(Decrease)

ASSETS
Intangible and other assets	$(391)
Deferred tax asset	143
LIABILITIES	(11)
SHAREHOLDERS’ EQUITY — ACCUMULATED OTHER COMPREHENSIVE INCOME	(237)

U.S. BANCORP   91

The following benefit payments (net of participant contributions) are expected to be paid from the retirement plans:

	Pension	Postretirement
(Dollars in Millions)	Plans	Medical Plan

ESTIMATED FUTURE BENEFIT PAYMENTS
2007	$203	$24
2008	128	25
2009	128	26
2010	130	26
2011	133	27
2012 – 2016	708	140

Federal subsidies expected to be received by the postretirement medical plan are not significant to the Company.

Note 17	STOCK-BASED COMPENSATION
As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock compensation plans, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock at a fixed price equal to the fair value of the underlying stock at the date of grant. Option grants are generally exercisable up to ten years from the date of grant. In addition, the plans provide for grants of shares of common stock or stock units that are subject to restriction on transfer prior to vesting. Most stock awards vest over three to five years and are subject to forfeiture if certain vesting requirements are not met. Stock incentive plans of acquired companies are generally terminated at the merger closing dates. Option holders under such plans receive the Company’s common stock, or options to buy the Company’s stock, based on the conversion terms of the various merger agreements. The historical stock award information presented below has been restated to reflect the options originally granted under acquired companies’ plans. At December 31, 2006, there were 14 million shares (subject to adjustment for forfeitures) available for grant under various plans.
STOCK OPTION AWARDS
The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic Value
Year Ended December 31	Options/Shares	Exercise Price	Term	(in millions)

2006
Number outstanding at beginning of period	125,983,461	$24.38
Granted	12,464,197	30.16
Exercised	(38,848,953)	23.39
Cancelled (a)	(2,546,484)	28.09

Number outstanding at end of period (b)	97,052,221	$25.42	5.1	$1,045
Exercisable at end of period	71,747,675	$24.01	4.0	$874
2005
Number outstanding at beginning of period	134,727,285	$23.41
Granted	12,489,062	30.14
Exercised	(17,719,565)	20.96
Cancelled (a)	(3,513,321)	25.07

Number outstanding at end of period (b)	125,983,461	$24.38	5.0	$694
Exercisable at end of period	100,110,188	$23.64	4.3	$626
2004
Number outstanding at beginning of period	165,522,354	$22.93
Granted	8,741,521	28.46
Exercised	(27,319,242)	21.59
Cancelled (a)	(12,217,348)	24.56

Number outstanding at end of period (b)	134,727,285	$23.41	5.6	$1,065
Exercisable at end of period	101,027,155	$23.51	4.9	$789

(a)	Options cancelled includes both non-vested (i.e., forfeitures) and vested options.
(b)	Outstanding options include stock-based awards that may be forfeited in future periods, however the impact of the estimated forfeitures is reflected in compensation expense.
Stock-based compensation expense is based on the estimated fair value of the award at the date of grant or modification. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, requiring the
92  U.S. BANCORP

use of subjective assumptions. Because employee stock options have characteristics that differ from those of traded options, including vesting provisions and trading limitations that impact their liquidity, the determined value used to measure compensation expense may vary from their actual fair value. The following table includes the weighted average estimated fair value and assumptions utilized by the Company for newly issued grants:

	2006	2005	2004

Estimated fair value	$6.26	$6.65	$8.75
Risk-free interest rate	4.3%	3.6%	3.5%
Dividend yield	4.0%	3.5%	3.5%
Stock volatility factor	.28	.29	.40
Expected life of options (in years)	5.4	5.4	5.9

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
     The aggregate fair value of option shares vested was $81 million and $121 million for 2006 and 2005, respectively. The intrinsic value of options exercised was $346 million, $161 million and $198 million for 2006, 2005 and 2004, respectively.
     Cash received from option exercises under all share-based payment arrangements was $885 million, $367 million and $577 million in 2006, 2005 and 2004, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $131 million, $60 million and $74 million for 2006, 2005 and 2004, respectively. To satisfy option exercises, the Company predominantly uses treasury stock.
Additional information regarding stock options outstanding as of December 31, 2006, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 8.53 – $10.00	12,422	.3	$8.91	12,422	$8.91
$10.01 – $15.00	315,941	2.8	13.06	315,941	13.06
$15.01 – $20.00	12,675,158	4.3	18.83	12,528,415	18.82
$20.01 – $25.00	35,048,398	4.4	22.27	33,872,254	22.29
$25.01 – $30.00	36,943,083	5.3	29.09	21,478,697	28.77
$30.01 – $35.00	11,894,222	7.5	30.53	3,454,324	30.83
$35.01 – $36.95	162,997	1.8	35.76	85,622	35.79

	97,052,221	5.1	$25.42	71,747,675	$24.01

RESTRICTED STOCK AWARDS
A summary of the status of the Company’s restricted shares of stock is presented below:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
		Average Grant-		Average Grant-		Average Grant-
Year Ended December 31	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value

NONVESTED SHARES
Number outstanding at beginning of period	2,644,171	$26.73	2,265,625	$25.06	1,304,106	$21.13
Granted	1,040,201	30.22	1,024,622	30.03	1,338,054	28.42
Vested	(493,730)	28.91	(481,323)	25.58	(315,286)	22.47
Cancelled	(270,741)	29.75	(164,753)	27.60	(61,249)	28.35

Number outstanding at end of period	2,919,901	$27.32	2,644,171	$26.73	2,265,625	$25.06

U.S. BANCORP   93

The total fair value of shares vested was $15 million, $15 million, and $9 million for 2006, 2005 and 2004, respectively.
     Stock-based compensation expense was $101 million, $132 million and $176 million for 2006, 2005 and 2004, respectively. At the time employee stock options expire, are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, stock-based compensation was $64 million, $83 million and $139 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $98 million of total unrecognized compensation cost related to nonvested share-based arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3 years as compensation.

Note 18	INCOME TAXES
The components of income tax expense were:

(Dollars in Millions)	2006	2005	2004

FEDERAL
Current	$1,817	$2,107	$1,531
Deferred	1	(281)	260

Federal income tax	1,818	1,826	1,791
STATE
Current	298	276	197
Deferred	(4)	(20)	21

State income tax	294	256	218

Total income tax provision	$2,112	$2,082	$2,009

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

(Dollars in Millions)	2006	2005	2004

Tax at statutory rate (35 percent)	$2,402	$2,300	$2,162
State income tax, at statutory rates, net of federal tax benefit	191	166	142
Tax effect of
Tax credits	(274)	(221)	(146)
Tax-exempt income	(91)	(70)	(59)
Resolution of federal and state income tax examinations	(83)	(94)	(106)
Other items	(33)	1	16

Applicable income taxes	$2,112	$2,082	$2,009

     The tax effects of fair value adjustments on securities available-for-sale, derivative instruments in cash flow hedges and certain tax benefits related to stock options are recorded directly to shareholders’ equity as part of other comprehensive income.
     At December 31, 2006 and 2005, the Company held an aggregate net tax liability of $1.5 billion and $2.0 billion, respectively. This net tax liability represents an estimate of taxes to be paid during the next twelve months or at some future date.
     In preparing its tax returns, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examinations by federal and state taxing authorities that may give rise to differing interpretations of these complex laws, regulations and methods. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. Included in each of the last three years, were reductions in income tax expense and associated liabilities related to the resolution of various federal and state income tax examinations. The federal income tax examination resolutions cover substantially all of the Company’s legal entities for the years through 2004. The Company also resolved several state income tax examinations which cover varying years from 1998 through 2005 in different states. The resolution of these cycles was the result of negotiations held between the Company and representatives of various taxing authorities throughout the examinations.
     Deferred income tax assets and liabilities reflect the tax effect of estimated temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.
94  U.S. BANCORP

The significant components of the Company’s net deferred tax liability as of December 31 were:

(Dollars in Millions)	2006	2005

DEFERRED TAX ASSETS
Allowance for credit losses	$871	$907
Securities available-for-sale and financial instruments	278	254
Stock compensation	255	325
Accrued expenses	135	71
Other investment basis differences	95	(88)
Accrued severance, pension and retirement benefits	68	19
Federal and state net operating loss carryforwards	66	9
Federal AMT credits and capital losses	–	91
Other deferred tax assets, net	10	90

Gross deferred tax assets	1,778	1,678
DEFERRED TAX LIABILITIES
Leasing activities	(2,327)	(2,560)
Mortgage servicing rights	(290)	(113)
Pension and postretirement benefits	(167)	(267)
Deferred fees	(81)	(85)
Loans	(48)	(96)
Intangible asset basis	(29)	134
Accelerated depreciation	(13)	(51)
Other deferred tax liabilities, net	(240)	(254)

Gross deferred tax liabilities	(3,195)	(3,292)
Valuation allowance	(66)	(1)

NET DEFERRED TAX LIABILITY	$(1,483)	$(1,615)

     The Company has established a valuation allowance to offset deferred tax assets related to federal, state and foreign net operating loss carryforwards which are subject to various limitations under the respective income tax laws and some of which may expire unused. The Company has approximately $238 million of federal, state and foreign net operating loss carryforwards which expire at various times through 2023.
     Certain events covered by Internal Revenue Code section 593(e), which was not repealed, will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 2006, retained earnings included approximately $102 million of base year reserves for which no deferred federal income tax liability has been recognized.

Note 19	DERIVATIVE INSTRUMENTS
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
ASSET AND LIABILITY MANAGEMENT POSITIONS
Cash Flow Hedges The Company has $12.3 billion of designated cash flow hedges at December 31, 2006. These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. All cash flow hedges are highly effective for the year ended December 31, 2006, and the change in fair value attributed to hedge ineffectiveness was not material.
     At December 31, 2006 and 2005, accumulated other comprehensive income included a deferred after-tax net loss of $83 million and $11 million, respectively, related to cash flow hedges. The unrealized loss will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The occurrence of these related cash flows and hedged transactions remains probable. The estimated amount of after-tax loss to be reclassified from accumulated other comprehensive income into earnings during 2007 is $29 million. This includes gains related to hedges that were
U.S. BANCORP   95

terminated early and the forecasted transactions are still probable.
Fair Value Hedges The Company may use derivatives that are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, junior subordinated debentures and deposit obligations. In addition, the Company may use forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days, and is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.
     The Company has $5.7 billion of designated fair value hedges at December 31, 2006. All fair value hedges are considered highly effective for the year ended December 31, 2006. The change in fair value attributed to hedge ineffectiveness was a loss of $3 million for the year ended December 31, 2006.
Net Investment Hedges The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies and foreign denominated debt to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for 2006 was not significant.
Other Derivative Positions The Company has derivative positions that are used for interest rate risk and other risk management purposes but are not designated as cash flow hedges or fair value hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     At December 31, 2006, the Company had $2.8 billion of forward commitments to sell residential mortgage loans to economically hedge the Company’s interest rate risk related to $1.3 billion of unfunded residential loan commitments and $1.8 billion of residential mortgage loans held for sale. Gains and losses on mortgage banking derivatives and the unfunded loan commitments are included in mortgage banking revenue on the statement of income.
CUSTOMER-RELATED POSITIONS
The Company acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. At December 31, 2006, the Company had $30.0 billion of aggregate customer derivative positions, including $25.1 billion of interest rate swaps, caps, and floors and $4.9 billion of foreign exchange rate contracts. The Company minimizes its market and liquidity risks by taking similar offsetting positions. Gains or losses on customer-related transactions were not significant for the year ended December 31, 2006.

Note 20	FAIR VALUES OF FINANCIAL INSTRUMENTS
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
96  U.S. BANCORP

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
The estimated fair values of the Company’s financial instruments at December 31 are shown in the table below.

	2006		2005

	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value

FINANCIAL ASSETS
Cash and cash equivalents	$8,805	$8,805	$8,202	$8,202
Investment securities	40,117	40,122	39,768	39,772
Loans held for sale	3,256	3,256	3,030	3,030
Loans	141,575	140,188	134,421	133,270

Total financial assets	193,753	$192,371	185,421	$184,274

Nonfinancial assets	25,479		24,044

Total assets	$219,232		$209,465

FINANCIAL LIABILITIES
Deposits	$124,882	$124,762	$124,709	$124,532
Short-term borrowings	26,933	26,948	20,200	20,201
Long-term debt	37,602	37,766	37,069	37,114

Total financial liabilities	189,417	$189,476	181,978	$181,847

Nonfinancial liabilities	8,618		7,401
Shareholders’ equity	21,197		20,086

Total liabilities and shareholders’ equity	$219,232		$209,465

DERIVATIVE POSITIONS
Asset and liability management positions
Interest rate swaps	$53	$53	$57	$57
Futures and forwards	3	3	(15)	(15)
Foreign exchange contracts	15	15	18	18
Options	(1)	(1)	3	3
Equity contracts	4	4	3	3
Credit default swaps	(1)	(1)	–	–
Customer related positions
Interest rate contracts	58	58	53	53
Foreign exchange contracts	9	9	4	4

     The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $261 million. The carrying value of other guarantees was $75 million.
U.S. BANCORP   97

Note 21	GUARANTEES AND CONTINGENT LIABILITIES
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
LETTERS OF CREDIT
Standby letters of credit are commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at December 31, 2006, were approximately $11.9 billion with a weighted-average term of approximately 24 months. The estimated fair value of standby letters of credit was approximately $77 million at December 31, 2006.
The contract or notional amounts of commitments to extend credit and letters of credit at December 31, 2006, were as follows:

	Less Than	After
(Dollars in Millions)	One Year	One Year	Total

Commitments to extend credit
Commercial	$20,558	$38,961	$59,519
Corporate and purchasing cards (a)	12,866	—	12,866
Consumer credit cards	41,315	—	41,315
Other consumer	2,921	13,958	16,879
Letters of credit
Standby	6,020	5,906	11,926
Commercial	346	67	413

(a)	Primarily cancelable at the Company’s discretion.
LEASE COMMITMENTS
Rental expense for operating leases amounted to $193 million in 2006, $192 million in 2005 and $187 million in 2004. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2006:

	Capitalized	Operating
(Dollars in Millions)	Leases	Leases

2007	$11	$175
2008	10	160
2009	10	145
2010	10	126
2011	9	106
Thereafter	43	442

Total minimum lease payments	93	$1,154

Less amount representing interest	34

Present value of net minimum lease payments	$59

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
98  U.S. BANCORP

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2013. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $444 million at December 31, 2006. The Company’s recorded liabilities as of December 31, 2006, included $5 million representing outstanding amounts owed to these third-parties and required to be recorded on the Company’s balance sheet in accordance with accounting principles generally accepted in the United States.
Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $13.8 billion at December 31, 2006, and represented the market value of the securities lent to third-parties. At December 31, 2006, the Company held assets with a market value of $14.2 billion as collateral for these arrangements.
Assets Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $489 million at December 31, 2006, and represented the proceeds or the guaranteed portion received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.
Merchant Processing The Company, through its subsidiaries, provides merchant processing services. Under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In this situation, the transaction is “charged-back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.
     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $64.9 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant.
     The Company’s primary exposure to future delivery is related to merchant processing for airlines, cruise lines and large tour operators. The Company currently processes card transactions for airlines, cruise lines and large tour operators in the United States, Canada and Europe. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At December 31, 2006, the value of airline, cruise line and
U.S. BANCORP   99

large tour operator tickets purchased to be delivered at a future date was $2.6 billion, with airline tickets representing 90 percent of that amount. The Company held collateral of $1.7 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. With respect to future delivery risk for other merchants, the Company held $40 million of merchant escrow deposits as collateral. In addition to specific collateral or other credit enhancements the Company maintains a liability for its implied guarantees associated with future delivery. At December 31, 2006, the liability was $30 million primarily related to these airlines, cruise lines and large tour operators processing arrangements.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2006, the Company had a recorded liability for potential losses of $19 million.
Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments are guaranteed as long as certain post-acquisition performance-based criteria are met or customer relationships are maintained. At December 31, 2006, the maximum potential future payments required to be made by the Company under these arrangements was approximately $34 million. If required, the majority of these contingent payments are payable within the next 12 months.
Minimum Revenue Guarantees In the normal course of business, the Company may enter into revenue share agreements with third party business partners who generate customer referrals or provide marketing or other services related to the generation of revenue. In certain of these agreements, the Company may guarantee that a minimum amount of revenue share payments will be made to the third party over a specified period of time. At December 31, 2006, the maximum potential future payments required to be made by the Company under these agreements was $36 million.
Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements were approximately $2.2 billion at December 31, 2006. The recorded fair value of the Company’s liability for the credit enhancement liquidity facility was $10 million at December 31, 2006, and was included in other liabilities.
     The Company has also made financial performance guarantees related to the operations of its subsidiaries. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $1.9 billion at December 31, 2006.
OTHER CONTINGENT LIABILITIES
In connection with the spin-off of Piper Jaffray Companies in 2003, the Company has agreed to indemnify Piper Jaffray Companies against losses that may result from third-party claims relating to certain specified matters. The Company’s indemnification obligation related to these specified matters is capped at $18 million and can be terminated by the Company if there is a change in control event for Piper Jaffray Companies. Through December 31, 2006, the Company has paid approximately $12 million to Piper Jaffray Companies under this agreement.
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
100  U.S. BANCORP

Note 22	U.S. BANCORP (PARENT COMPANY)
CONDENSED BALANCE SHEET

December 31 (Dollars in Millions)	2006	2005

ASSETS
Deposits with subsidiary banks, principally interest-bearing	$9,903	$9,882
Available-for-sale securities	253	107
Investments in bank and bank holding company subsidiaries	22,003	21,681
Investments in nonbank subsidiaries	297	376
Advances to bank subsidiaries	1,000	–
Advances to nonbank subsidiaries	496	10
Other assets	794	659

Total assets	$34,746	$32,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term funds borrowed	$1,055	$782
Long-term debt	11,419	10,854
Other liabilities	1,075	993
Shareholders’ equity	21,197	20,086

Total liabilities and shareholders’ equity	$34,746	$32,715

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

INCOME
Dividends from bank and bank holding company subsidiaries	$4,205	$2,609	$4,900
Dividends from nonbank subsidiaries	–	–	229
Interest from subsidiaries	538	200	54
Other income	43	22	21

Total income	4,786	2,831	5,204
EXPENSE
Interest on short-term funds borrowed	54	25	8
Interest on long-term debt	630	311	256
Other expense	59	93	47

Total expense	743	429	311

Income before income taxes and equity in undistributed income of subsidiaries	4,043	2,402	4,893
Income tax credit	(58)	(73)	(53)

Income of parent company	4,101	2,475	4,946
Equity (deficiency) in undistributed income of subsidiaries	650	2,014	(779)

Net income	$4,751	$4,489	$4,167

U.S. BANCORP   101

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (Dollars in Millions)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$4,751	$4,489	$4,167
Adjustments to reconcile net income to net cash provided by operating activities (Equity) deficiency in undistributed income of subsidiaries	(650)	(2,014)	779
Other, net	(77)	128	43

Net cash provided by operating activities	4,024	2,603	4,989
INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities	11	13	76
Purchases of investment securities	(154)	–	(76)
Investments in subsidiaries	(7)	(43)	–
Equity distributions from subsidiaries	107	39	1,916
Net (increase) decrease in short-term advances to subsidiaries	(486)	(5)	11
Long-term advances to subsidiaries	(1,000)	–	–
Other, net	(18)	(18)	(12)

Net cash provided by (used in) investing activities	(1,547)	(14)	1,915
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	273	99	(16)
Proceeds from issuance of long-term debt	6,550	5,979	–
Principal payments or redemption of long-term debt	(5,947)	(1,862)	(909)
Proceeds from issuance of preferred stock	948	–	–
Proceeds from issuance of common stock	910	371	581
Repurchase of common stock	(2,798)	(1,855)	(2,660)
Cash dividends paid on preferred stock	(33)	–	–
Cash dividends paid on common stock	(2,359)	(2,245)	(1,820)

Net cash provided by (used in) financing activities	(2,456)	487	(4,824)

Change in cash and cash equivalents	21	3,076	2,080
Cash and cash equivalents at beginning of year	9,882	6,806	4,726

Cash and cash equivalents at end of year	$9,903	$9,882	$6,806

     Transfer of funds (dividends, loans or advances) from bank subsidiaries to the Company is restricted. Federal law requires loans to the Company or its affiliates to be secured and generally limits loans to the Company or an individual affiliate to 10 percent of each bank’s unimpaired capital and surplus. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of each bank’s unimpaired capital and surplus.
     Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years or if the bank’s retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency’s minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval. The amount of dividends available to the parent company from the bank subsidiaries at December 31, 2006, was approximately $1.1 billion.
102  U.S. BANCORP

U.S. Bancorp
Consolidated Balance Sheet — Five Year Summary

						% Change
December 31 (Dollars in Millions)	2006	2005	2004	2003	2002	2006 v 2005

ASSETS
Cash and due from banks	$8,639	$8,004	$6,336	$8,630	$10,758	7.9%
Held-to-maturity securities	87	109	127	152	233	(20.2)
Available-for-sale securities	40,030	39,659	41,354	43,182	28,255	.9
Loans held for sale	3,256	3,030	2,813	2,857	5,505	7.5
Loans	143,597	136,462	124,941	116,811	114,905	5.2
Less allowance for loan losses	(2,022)	(2,041)	(2,080)	(2,184)	(2,422)	.9

Net loans	141,575	134,421	122,861	114,627	112,483	5.3
Other assets	25,645	24,242	21,613	20,023	22,793	5.8

Total assets	$219,232	$209,465	$195,104	$189,471	$180,027	4.7%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$32,128	$32,214	$30,756	$32,470	$35,106	(.3)%
Interest-bearing	92,754	92,495	89,985	86,582	80,428	.3

Total deposits	124,882	124,709	120,741	119,052	115,534	.1
Short-term borrowings	26,933	20,200	13,084	10,850	7,806	33.3
Long-term debt	37,602	37,069	34,739	33,816	31,582	1.4
Other liabilities	8,618	7,401	7,001	6,511	6,669	16.4

Total liabilities	198,035	189,379	175,565	170,229	161,591	4.6
Shareholders’ equity	21,197	20,086	19,539	19,242	18,436	5.5

Total liabilities and shareholders’ equity	$219,232	$209,465	$195,104	$189,471	$180,027	4.7%

U.S. BANCORP   103

U.S. Bancorp
Consolidated Statement of Income — Five-Year Summary

						% Change
Year Ended December 31 (Dollars in Millions)	2006	2005	2004	2003	2002	2006 v 2005

INTEREST INCOME
Loans	$9,873	$8,306	$7,125	$7,231	$7,691	18.9%
Loans held for sale	236	181	134	243	223	30.4
Investment securities	2,001	1,954	1,827	1,684	1,484	2.4
Other interest income	153	110	100	100	96	39.1

Total interest income	12,263	10,551	9,186	9,258	9,494	16.2
INTEREST EXPENSE
Deposits	2,389	1,559	904	1,097	1,485	53.2
Short-term borrowings	1,203	690	263	167	223	74.3
Long-term debt	1,930	1,247	908	805	972	54.8

Total interest expense	5,522	3,496	2,075	2,069	2,680	58.0

Net interest income	6,741	7,055	7,111	7,189	6,814	(4.5)
Provision for credit losses	544	666	669	1,254	1,349	(18.3)

Net interest income after provision for credit losses	6,197	6,389	6,442	5,935	5,465	(3.0)
NONINTEREST INCOME
Credit and debit card revenue	800	713	649	561	517	12.2
Corporate payment products revenue	557	488	407	361	326	14.1
ATM processing services	243	229	175	166	161	6.1
Merchant processing services	963	770	675	561	567	25.1
Trust and investment management fees	1,235	1,009	981	954	892	22.4
Deposit service charges	1,023	928	807	716	690	10.2
Treasury management fees	441	437	467	466	417	.9
Commercial products revenue	415	400	432	401	479	3.8
Mortgage banking revenue	192	432	397	367	330	(55.6)
Investment products fees and commissions	150	152	156	145	133	(1.3)
Securities gains (losses), net	14	(106)	(105)	245	300	*
Other	813	593	478	370	399	37.1

Total noninterest income	6,846	6,045	5,519	5,313	5,211	13.3
NONINTEREST EXPENSE
Compensation	2,513	2,383	2,252	2,177	2,167	5.5
Employee benefits	481	431	389	328	318	11.6
Net occupancy and equipment	660	641	631	644	659	3.0
Professional services	199	166	149	143	130	19.9
Marketing and business development	217	235	194	180	171	(7.7)
Technology and communications	505	466	430	418	392	8.4
Postage, printing and supplies	265	255	248	246	243	3.9
Other intangibles	355	458	550	682	553	(22.5)
Debt prepayment	33	54	155	–	–	(38.9)
Other	952	774	787	779	1,107	23.0

Total noninterest expense	6,180	5,863	5,785	5,597	5,740	5.4

Income from continuing operations before income taxes	6,863	6,571	6,176	5,651	4,936	4.4
Applicable income taxes	2,112	2,082	2,009	1,941	1,708	1.4

Income from continuing operations	4,751	4,489	4,167	3,710	3,228	5.8
Discontinued operations (after-tax)	–	–	–	23	(23)	–
Cumulative effect of accounting change (after-tax)	–	–	–	–	(37)	–

Net income	$4,751	$4,489	$4,167	$3,733	$3,168	5.8

Net income applicable to common equity	$4,703	$4,489	$4,167	$3,733	$3,168	4.8

* Not meaningful
104  U.S. BANCORP

U.S. Bancorp
Quarterly Consolidated Financial Data

	2006				2005

	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in Millions, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

INTEREST INCOME
Loans	$2,307	$2,425	$2,545	$2,596	$1,895	$2,009	$2,147	$2,255
Loans held for sale	51	57	64	64	37	42	50	52
Investment securities	490	500	500	511	476	486	492	500
Other interest income	43	36	40	34	27	28	29	26

Total interest income	2,891	3,018	3,149	3,205	2,435	2,565	2,718	2,833
INTEREST EXPENSE
Deposits	503	578	640	668	308	361	414	476
Short-term borrowings	270	270	321	342	112	143	205	230
Long-term debt	403	484	528	515	271	307	317	352

Total interest expense	1,176	1,332	1,489	1,525	691	811	936	1,058

Net interest income	1,715	1,686	1,660	1,680	1,744	1,754	1,782	1,775
Provision for credit losses	115	125	135	169	172	144	145	205

Net interest income after provision for credit losses	1,600	1,561	1,525	1,511	1,572	1,610	1,637	1,570
NONINTEREST INCOME
Credit and debit card revenue	182	202	206	210	154	177	185	197
Corporate payment products revenue	127	139	150	141	107	120	135	126
ATM processing services	59	61	63	60	47	57	64	61
Merchant processing services	213	253	253	244	178	198	200	194
Trust and investment management fees	297	314	305	319	247	253	251	258
Deposit service charges	232	264	268	259	210	234	246	238
Treasury management fees	107	116	111	107	107	117	109	104
Commercial products revenue	104	107	100	104	96	100	103	101
Mortgage banking revenue	24	75	68	25	102	110	111	109
Investment products fees and commissions	38	42	34	36	39	39	37	37
Securities gains (losses), net	–	3	–	11	(59)	1	1	(49)
Other	231	179	190	213	154	135	134	170

Total noninterest income	1,614	1,755	1,748	1,729	1,382	1,541	1,576	1,546
NONINTEREST EXPENSE
Compensation	633	627	632	621	567	612	603	601
Employee benefits	133	123	123	102	116	108	106	101
Net occupancy and equipment	165	161	168	166	154	159	162	166
Professional services	35	41	54	69	36	39	44	47
Marketing and business development	40	58	58	61	43	67	61	64
Technology and communications	117	127	128	133	106	113	118	129
Postage, printing and supplies	66	66	66	67	63	63	64	65
Other intangibles	85	89	89	92	71	181	125	81
Debt prepayment	–	11	–	22	–	54	–	–
Other	226	227	220	279	175	199	190	210

Total noninterest expense	1,500	1,530	1,538	1,612	1,331	1,595	1,473	1,464

Income before income taxes	1,714	1,786	1,735	1,628	1,623	1,556	1,740	1,652
Applicable income taxes	561	585	532	434	552	435	586	509

Net income	$1,153	$1,201	$1,203	$1,194	$1,071	$1,121	$1,154	$1,143

Net income applicable to common equity	$1,153	$1,184	$1,187	$1,179	$1,071	$1,121	$1,154	$1,143

Earnings per common share	$.64	$.66	$.67	$.67	$.58	$.61	$.63	$.63
Diluted earnings per common share	$.63	$.66	$.66	$.66	$.57	$.60	$.62	$.62

U.S. BANCORP   105

U.S. Bancorp
Consolidated Daily Average Balance Sheet and

Year Ended December 31	2006			2005

	Average		Yields	Average		Yields
(Dollars in Millions)	Balances	Interest	and Rates	Balances	Interest	and Rates

ASSETS
Investment securities	$39,961	$2,063	5.16%	$42,103	$1,962	4.66%
Loans held for sale	3,663	236	6.45	3,290	181	5.49
Loans (b)
Commercial	45,440	2,969	6.53	42,641	2,501	5.87
Commercial real estate	28,760	2,104	7.32	27,964	1,804	6.45
Residential mortgages	21,053	1,224	5.81	18,036	1,001	5.55
Retail	45,348	3,602	7.94	42,969	3,025	7.04

Total loans	140,601	9,899	7.04	131,610	8,331	6.33
Other earning assets	2,006	153	7.64	1,422	110	7.77

Total earning assets	186,231	12,351	6.63	178,425	10,584	5.93
Allowance for loan losses	(2,052)			(2,098)
Unrealized gain (loss) on available-for-sale securities	(1,007)			(368)
Other assets (c)	30,340			27,239

Total assets	$213,512			$203,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,755			$29,229
Interest-bearing deposits
Interest checking	23,552	233	.99	22,785	135	.59
Money market savings	26,667	569	2.13	29,314	358	1.22
Savings accounts	5,599	19	.35	5,819	15	.26
Time certificates of deposit less than $100,000	13,761	524	3.81	13,199	389	2.95
Time deposits greater than $100,000	22,255	1,044	4.69	20,655	662	3.20

Total interest-bearing deposits	91,834	2,389	2.60	91,772	1,559	1.70
Short-term borrowings	24,422	1,242	5.08	19,382	690	3.56
Long-term debt	40,357	1,930	4.78	36,141	1,247	3.45

Total interest-bearing liabilities	156,613	5,561	3.55	147,295	3,496	2.37
Other liabilities (d)	7,434			6,721
Shareholders’ equity
Preferred equity	767			–
Common equity	19,943			19,953

Total shareholders’ equity	20,710			19,953

Total liabilities and shareholders’ equity	$213,512			$203,198

Net interest income		$6,790			$7,088

Gross interest margin			3.08%			3.56%

Gross interest margin without taxable-equivalent increments			3.05			3.54

PERCENT OF EARNING ASSETS
Interest income			6.63%			5.93%
Interest expense			2.98			1.96

Net interest margin			3.65%			3.97%

Net interest margin without taxable-equivalent increments			3.62%			3.95%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,427 million and $1,733 million of earning assets from discontinued operations in 2003 and 2002, respectively.
(d)	Includes approximately $1,034 million and $1,524 million of interest-bearing liabilities from discontinued operations in 2003 and 2002, respectively.
106  U.S. BANCORP

Related Yields and Rates (a)

2004			2003			2002			2006 v 2005

									% Change
Average		Yields	Average		Yields	Average		Yields	Average
Balances	Interest	and Rates	Balances	Interest	and Rates	Balances	Interest	and Rates	Balances

$43,009	$1,836	4.27%	$37,248	$1,697	4.56%	$28,829	$1,504	5.22%	(5.1)%
3,079	134	4.35	5,041	243	4.82	3,915	223	5.70	11.3

39,348	2,213	5.62	41,326	2,315	5.60	43,817	2,622	5.98	6.6
27,267	1,543	5.66	27,142	1,585	5.84	25,723	1,636	6.36	2.8
14,322	812	5.67	11,696	713	6.10	8,412	595	7.08	16.7
39,733	2,577	6.49	36,773	2,633	7.16	35,230	2,851	8.09	5.5

120,670	7,145	5.92	116,937	7,246	6.20	113,182	7,704	6.81	6.8
1,365	100	7.33	1,582	100	6.32	1,484	96	6.48	41.1

168,123	9,215	5.48	160,808	9,286	5.77	147,410	9,527	6.46	4.4
(2,303)			(2,467)			(2,542)			2.2
(346)			120			409			*
26,119			29,169			26,671			11.4

$191,593			$187,630			$171,948			5.1

$29,816			$31,715			$28,715			(1.6)

20,933	71	.34	19,104	84	.44	15,631	102	.65	3.4
32,854	235	.72	32,310	318	.98	25,237	313	1.24	(9.0)
5,866	15	.26	5,612	21	.38	4,928	25	.51	(3.8)
13,074	341	2.61	15,493	451	2.91	19,283	743	3.86	4.3
13,679	242	1.77	12,319	223	1.81	11,330	302	2.66	7.7

86,406	904	1.05	84,838	1,097	1.29	76,409	1,485	1.94	.1
14,534	263	1.81	10,503	167	1.59	10,116	223	2.20	26.0
35,115	908	2.59	33,663	805	2.39	32,172	972	3.02	11.7

136,055	2,075	1.53	129,004	2,069	1.60	118,697	2,680	2.26	6.3
6,263			7,518			7,263			10.6

–			–			–			*
19,459			19,393			17,273			(.1)

19,459			19,393			17,273			3.8

$191,593			$187,630			$171,948			5.1%

	$7,140			$7,217			$6,847

		3.95%			4.17%			4.20%

		3.93			4.15			4.18

		5.48%			5.77%			6.46%
		1.23			1.28			1.81

		4.25%			4.49%			4.65%

		4.23%			4.47%			4.63%

U.S. BANCORP   107

U.S. Bancorp
Supplemental Financial Data

EARNINGS PER COMMON SHARE SUMMARY	2006	2005	2004	2003	2002

Earnings per common share from continuing operations	$2.64	$2.45	$2.21	$1.93	$1.68
Discontinued operations	–	–	–	.01	(.01)
Cumulative effect of accounting change	–	–	–	–	(.02)

Earnings per common share	$2.64	$2.45	$2.21	$1.94	$1.65

Diluted earnings per share from continuing operations	$2.61	$2.42	$2.18	$1.92	$1.68
Discontinued operations	–	–	–	.01	(.01)
Cumulative effect of accounting change	–	–	–	–	(.02)

Diluted earnings per common share	$2.61	$2.42	$2.18	$1.93	$1.65
Dividends per common share	1.390	1.230	1.020	.855	.780

RATIOS

Return on average assets	2.23%	2.21%	2.17%	1.99%	1.84%
Return on average common equity	23.6	22.5	21.4	19.2	18.3
Average total equity to average assets	9.7	9.8	10.2	10.3	10.0
Dividends per common share to net income per common share	52.7	50.2	46.2	44.1	47.3

OTHER STATISTICS (Dollars and Shares in Millions)

Common shares outstanding (a)	1,765	1,815	1,858	1,923	1,917
Average common shares outstanding and common stock equivalents
Earnings per common share	1,778	1,831	1,887	1,924	1,916
Diluted earnings per common share	1,804	1,857	1,913	1,936	1,925
Number of shareholders (b)	66,313	69,217	71,492	74,341	74,805
Common dividends declared	$2,466	$2,246	$1,917	$1,645	$1,488

(a)	Defined as total common shares less common stock held in treasury at December 31.
(b)	Based on number of common stock shareholders of record at December 31.
STOCK PRICE RANGE AND DIVIDENDS

	2006				2005

	Sales Price				Sales Price

			Closing	Dividends			Closing	Dividends
	High	Low	Price	Declared	High	Low	Price	Declared

First quarter	$31.31	$28.99	$30.50	$.33	$31.36	$28.17	$28.82	$.30
Second quarter	31.89	30.17	30.88	.33	29.91	26.80	29.20	.30
Third quarter	33.42	30.54	33.22	.33	30.91	27.77	28.08	.30
Fourth quarter	36.85	32.96	36.19	.40	31.21	27.32	29.89	.33

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol “USB.”
STOCK PERFORMANCE CHART
The following chart compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2006, with the cumulative total return on the Standard & Poor’s 500 Commercial Bank Index and the Standard & Poor’s 500 Index. The comparison assumes $100 was invested on December 31, 2001, in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of all dividends.
108  U.S. BANCORP

Annual Report on Form 10-K
United States Securities and Exchange Commission
Washington, D.C. 20549
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
Commission File Number 1-6880
U.S. Bancorp
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 800 Nicollet Mall
Minneapolis, Minnesota 55402-7014
Telephone: (651) 466-3000
Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, par value $.01; Depositary Shares (each representing 1/1,000 interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00).
     Securities registered pursuant to section 12(g) of the Act: None.
     U.S. Bancorp is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
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
     U.S. Bancorp is a large accelerated filer, as defined by Rule 12b-2 of the Act.
     U.S. Bancorp is not a shell company, as defined by Rule 12b-2 of the Act.
     The aggregate market value of common stock held by non-affiliates as of June 30, 2006, was approximately $55.1 billion based on the closing sale price as reported on the New York Stock Exchange.
     As of January 31, 2007, U.S. Bancorp had 1,771,213,241 shares of common stock outstanding and 66,132 registered holders of its common stock.
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

Index		Page

Part I
Item 1	Business
	General Business Description	110-111
	Line of Business Financial Performance	53-57
	Website Access to SEC Reports	115
Item 1A	Risk Factors	111-115
Item 1B	Unresolved Staff Comments	none
Item 2	Properties	115
Item 3	Legal Proceedings	none
Item 4	Submission of Matters to a Vote of Security Holders	none
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5, 50-51, 66, 84-87, 92-94, 108, 109
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-60
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43-50
Item 8	Financial Statements and Supplementary Data	64-108
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none
Item 9A	Controls and Procedures	60
Item 9B	Other Information	none
Part III
Item 10	Directors, Executive Officers and Corporate Governance	123-125
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108*
Item 13	Certain Relationships and Related Transactions, and Director Independence	*
Item 14	Principal Accountant Fees and Services	*
Part IV
Item 15	Exhibits and Financial Statement Schedules	117-118
Signatures		119
Certifications		120-122

*	U.S. Bancorp’s definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled “Compensation Committee Report” and “Audit Committee Report.”
U.S. BANCORP   109

General Business Description U.S. Bancorp is a multi-state financial holding company headquartered in Minneapolis, Minnesota. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and ATM processing, mortgage banking, insurance, brokerage and leasing.
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
     Banking and investment services are provided through a network of 2,472 banking offices principally operating in 24 states in the Midwest and West. The Company operates a network of 4,841 branded ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Consumer lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources, and a consumer finance division. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, NOVA Information Systems, Inc. (“NOVA”), provides merchant processing services directly to merchants and through a network of banking affiliations. Affiliates of NOVA provide similar merchant services in Canada and segments of Europe. These foreign operations are not significant to the Company.
     On a full-time equivalent basis, as of December 31, 2006, U.S. Bancorp employed 50,423 people.
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
110  U.S. BANCORP

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
Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect the Company’s financial results. Technology and other changes now allow many consumers to complete financial transactions without using banks. For example,
U.S. BANCORP   111

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
Negative publicity could damage the Company’s reputation and adversely impact its business and financial results. Reputation risk, or the risk to the Company’s earnings and capital from negative publicity, is inherent in the Company’s business. Negative publicity can result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance
112  U.S. BANCORP

and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect the Company’s ability to keep and attract customers and can expose the Company to litigation and regulatory action. Because most of the Company’s businesses operate under the “U.S. Bank” brand, actual or alleged conduct by one business can result in negative publicity about other businesses the Company operates. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company, as a large diversified financial services company with a high industry profile, is inherently exposed to this risk.
The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates. The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.
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
     For more information, refer to “Critical Accounting Policies” in this Annual Report and Form 10-K.
Changes in accounting standards could materially impact the Company’s financial statements. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.
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
If new laws were enacted that restrict the ability of the Company and its subsidiaries to share information about customers, the Company’s financial results could be negatively affected. The Company’s business model depends on sharing information among the family of
U.S. BANCORP   113

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
A natural disaster could harm the Company’s business. Natural disasters could harm the Company’s operations through interference with communications, including the interruption or loss of the Company’s websites, which would prevent the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company’s operational, financial and management information systems.
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
The Company has non-banking businesses that are subject to various risks and uncertainties. The Company is a diversified financial services company, and the Company’s business model is based on a mix of businesses that provide
114  U.S. BANCORP

a broad range of products and services delivered through multiple distribution channels. In addition to banking, the Company provides payment services, investments, mortgages and corporate and personal trust services. Although the Company believes its diversity helps lessen the effect of downturns in any one segment of its industry, it also means the Company’s earnings could be subject to various specific risks and uncertainties related to these non-banking businesses.
The Company’s stock price can be volatile. The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company’s quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors; operating and stock price performance of other companies that investors deem comparable to the Company; new technology used or services offered by the Company’s competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations.
     General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease regardless of the Company’s operating results.
Properties U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases eight freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Portland and St. Paul. The Company owns nine principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2006, the Company’s subsidiaries owned and operated a total of 1,466 facilities and leased an additional 1,439 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 8 and 21 of the Notes to Consolidated Financial Statements.
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
Certifications U.S. Bancorp has filed as exhibits to this annual report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act. U.S. Bancorp has also submitted the required annual Chief Executive Officer certification to the New York Stock Exchange.
Governance Documents The Company’s Corporate Governance Guidelines, Code of Ethics and Business Conduct and Board of Directors committee charters are available free of charge on the Company’s web site at usbank.com, by clicking on “About U.S. Bancorp,” then “Corporate Governance.” Shareholders may request a free printed copy of any of these documents from the Company’s investor relations department by contacting them at investorrelations@usbank.com or calling (866) 775-9668.
CAPITAL COVENANTS
The Company has entered into several transactions involving the issuance of capital securities (“Capital Securities”) by Delaware statutory trusts formed by the Company (the “Trusts”), the issuance by the Company of preferred stock (“Preferred Stock”) or the issuance by an indirect subsidiary of U.S. Bank National Association of preferred stock exchangeable for the Company’s Preferred Stock under certain circumstances (“Exchangeable Preferred Stock”). Simultaneously with the closing of each of those transactions, the Company entered into a replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or U.S. Bank National Association (the “Covered Debt”). Each of the Replacement Capital Covenants provides that neither the Company nor any of its subsidiaries (including any of the Trusts) will repay, redeem or purchase any of the Preferred Stock, Exchangeable Preferred Stock or the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Company has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Preferred Stock, the Exchangeable Preferred Stock, the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (ii) the Company has obtained
U.S. BANCORP   115

the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board or, in the case of the Exchangeable Preferred Stock, the approval of the Office of the Comptroller of the Currency. The Company will provide a copy of any Replacement Capital Covenant to a holder of the relevant Covered Debt upon request made to the Investor Relations contact listed inside the back cover of this Annual Report and Form 10-K.
The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, (iv) Other Securities, if any, and (v) applicable Covered Debt.

Closing		Capital Securities or
Date	Issuer	Preferred Stock	Other Securities	Covered Debt

12/29/05	USB Capital VIII and U.S. Bancorp	USB Capital VIII’s $375,000,000 6.35% Trust Preferred Securities	U.S. Bancorp’s $375,000,000 6.35% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 4.50% Medium-Term Notes, Series P (CUSIP No. 91159HGJ3)

3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $1,250,000,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	(i) U.S. Bancorp’s Remarketable Junior Subordinated Notes and (ii) Stock Purchase Contract to Purchase U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (Cusip No. 903301208)

3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000 th interest in a share of Series B Non-Cumulative Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

4/12/06	USB Capital X and U.S. Bancorp	USB Capital X’s $500,000,000 6.50% Trust Preferred Securities	U.S. Bancorp’s 6.50% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

8/30/06	USB Capital XI and U.S. Bancorp	USB Capital XI’s $765,000,000 6.60% Trust Preferred Securities	U.S. Bancorp’s 6.60% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

12/22/06	USB Realty Corp.(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed-Floating- Rate Exchangeable Non- cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

2/1/07	USB Capital XII and U.S. Bancorp	USB Capital XII’s $500,000,000 6.30% Trust Preferred Securities	U.S. Bancorp’s 6.30% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.

(b)	Under certain circumstances, upon the direction of the Office of the Comptroller of the Currency, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.
116  U.S. BANCORP

EXHIBITS
     Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.
     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

3.1	Restated Certificate of Incorporation, as amended.

(1)3.2	Restated bylaws, as amended. Filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2001

4.1	[Pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]

(1)4.2	Amended and Restated Rights Agreement, dated as of December 31, 2002, between U.S. Bancorp and Mellon Investor Services LLC. Filed as Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 001-06880) on December 31, 2002

(1)(2) 10.1	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.2	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.3	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.4	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.5	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.6	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.7	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.8	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006

(1)(2) 10.9	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999

(1)(2) 10.10	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.11	1991 Performance and Equity Incentive Plan of the former U.S. Bancorp. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1997

(1)(2) 10.12	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997

(1)(2) 10.13	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002

(1)(2) 10.14	Appendix B-10 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2005

(1)(2) 10.15	Amendments No. 1, 2 and 3 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003

(1)(2) 10.16	Amendment No. 4 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004

(1)(2) 10.17	Amendment No. 5 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005

(1)(2) 10.18	Amendment No. 6 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005

(1)(2) 10.19	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003

(1)(2) 10.20	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005

(1)(2) 10.21	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003
U.S. BANCORP   117

(1)(2) 10.22	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005

(1)(2) 10.23	Form of Change in Control Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.24	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.25	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.26	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006

(1)(2) 10.27	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.28	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.29	Form of Director Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.30	Form of Executive Officer Restricted Stock Unit Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.31	Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2001

(1)(2) 10.32	Amendment of Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2004

(1)(2) 10.33	Amendment No. 2 of Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.34	Restricted Stock Unit Award Agreement with Jerry A. Grundhofer dated January 2, 2002. Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2004

(1)(2) 10.35	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005

(1)(2) 10.36	Terms of Jerry A. Grundhofer’s service as Non-Executive Chairman of the Board of Directors. Described in Item 1 of Form 8-K filed on July 20, 2006

(2)10.37	Agreement with David M. Moffett dated January 19, 2007

12	Statement re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.
118  U.S. BANCORP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 26, 2007, on its behalf by the undersigned, thereunto duly authorized.
U.S. Bancorp
By: Richard K. Davis
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2007, by the following persons on behalf of the registrant and in the capacities indicated.
Richard K. Davis
President, Chief Executive Officer and Director
(principal executive officer)
David M. Moffett
Vice Chairman and Chief Financial Officer
(principal financial officer)
Terrance R. Dolan
Executive Vice President and Controller
(principal accounting officer)
Jerry A. Grundhofer
Chairman
Victoria Buyniski Gluckman
Director
Arthur D. Collins, Jr.
Director
Peter H. Coors
Director
Joel W. Johnson
Director
Olivia F. Kirtley
Director
Jerry W. Levin
Director
David B. O’Maley
Director
O’dell M. Owens, M.D., M.P.H.
Director
Richard G. Reiten
Director
Craig D. Schnuck
Director
Warren R. Staley
Director
Patrick T. Stokes
Director
U.S. BANCORP   119

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Richard K. Davis, certify that:

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

/s/ Richard K. Davis

Richard K. Davis
Chief Executive Officer
Dated: February 26, 2007
120  U.S. BANCORP

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

/s/ David M. Moffett

David M. Moffett
Chief Financial Officer
Dated: February 26, 2007
U.S. BANCORP   121

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis Richard K. Davis Chief Executive Officer	/s/ David M. Moffett David M. Moffett Chief Financial Officer
Dated: February 26, 2007
122  U.S. BANCORP

Executive Officers
Richard K. Davis
Mr. Davis is President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 48, has served as Chief Executive Officer of U.S. Bancorp since December 2006 and as President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. From the time of the merger of Firstar Corporation and U.S. Bancorp in February 2001 until October 2004, Mr. Davis served as Vice Chairman of U.S. Bancorp. From the time of the merger, Mr. Davis was responsible for Consumer Banking, including Retail Payment Solutions (card services), and he assumed additional responsibility for Commercial Banking in 2003. Previously, he had been Vice Chairman of Consumer Banking of Firstar Corporation from 1998 until 2001.
Jennie P. Carlson
Ms. Carlson is Executive Vice President of U.S. Bancorp. Ms. Carlson, 46, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.
Andrew Cecere
Mr. Cecere is Vice Chairman of U.S. Bancorp. Mr. Cecere, 46, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. He assumed responsibility for Private Client and Trust Services in February 2001 and U.S. Bancorp Asset Management in November 2001. Previously, he had served as Chief Financial Officer of U.S. Bancorp from May 2000 through February 2001. Additionally, he served as Vice Chairman of U.S. Bank with responsibility for Commercial Services from 1999 to 2001. Mr. Cecere will succeed David M. Moffett as U.S. Bancorp’s Vice Chairman and Chief Financial Officer effective February 28, 2007.
William L. Chenevich
Mr. Chenevich is Vice Chairman of U.S. Bancorp. Mr. Chenevich, 63, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001.
Michael J. Doyle
Mr. Doyle is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Doyle, 50, has served in these positions since January 2003. Until that time, he served as Executive Vice President and Senior Credit Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1999 until the merger, he was Executive Vice President and Chief Approval Officer of Firstar Corporation.
Richard C. Hartnack
Mr. Hartnack is Vice Chairman of U.S. Bancorp. Mr. Hartnack, 61, has served in this position since April 2005, when he joined U.S. Bancorp to assume responsibility for Consumer Banking. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services.
Richard J. Hidy
Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 44, has served in these positions since January 2005. From January 2003 until February 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation since 1999.
U.S. BANCORP   123

Joseph C. Hoesley
Mr. Hoesley is Vice Chairman of U.S. Bancorp. Mr. Hoesley, 52, has served as Vice Chairman of U.S. Bancorp since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate at U.S. Bancorp since joining U.S. Bancorp in 1992.
Pamela A. Joseph
Ms. Joseph is Vice Chairman of U.S. Bancorp. Ms. Joseph, 47, has served as Vice Chairman of U.S. Bancorp since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of NOVA Information Systems, Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of NOVA Information Systems, Inc. since February 2000.
Lee R. Mitau
Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 58, has served in these positions since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.
David M. Moffett
Mr. Moffett is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Moffett, 54, has served in these positions since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Firstar Corporation, and had served as Chief Financial Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998. Mr. Moffett will retire as U.S. Bancorp’s Vice Chairman and Chief Financial Officer on February 27, 2007.
Joseph M. Otting
Mr. Otting is Vice Chairman of U.S. Bancorp. Mr. Otting, 49, has served in this position since April 2005, when he assumed responsibility for Commercial Banking. Previously, he served as Executive Vice President, East Commercial Banking Group of U.S. Bancorp from June 2003 to April 2005. He served as Market President of U.S. Bank in Oregon from December 2001 until June 2003.
Richard B. Payne, Jr.
Mr. Payne is Vice Chairman of U.S. Bancorp. Mr. Payne, 59, has served in this position since July 2006, when he joined U.S. Bancorp to assume responsibility for Corporate Banking. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, since 2001.
124  U.S. BANCORP

Directors
Jerry A. Grundhofer1,6
Chairman
U.S. Bancorp
Minneapolis, Minnesota
Richard K. Davis1,6
President and Chief Executive Officer
U.S. Bancorp
Minneapolis, Minnesota
Victoria Buyniski Gluckman4,6
President and Chief Executive Officer
United Medical Resources, Inc.,
a wholly owned subsidiary of
UnitedHealth Group Incorporated
Cincinnati, Ohio
Arthur D. Collins, Jr.1,2,5
Chairman and Chief Executive Officer
Medtronic, Inc.
Minneapolis, Minnesota
Peter H. Coors2,5
Vice Chairman
Molson Coors Brewing Company
Golden, Colorado
Joel W. Johnson3,6
Retired Chairman and
Chief Executive Officer
Hormel Foods Corporation
Austin, Minnesota
Olivia F. Kirtley3,5
Business Consultant
Louisville, Kentucky
Jerry W. Levin1,2,5
Chairman and
Chief Executive Officer
JW Levin Partners LLC
New York, New York
David B. O’Maley5,6
Chairman, President and
Chief Executive Officer
Ohio National Financial Services, Inc.
Cincinnati, Ohio
O’dell M. Owens, M.D., M.P.H.1,3,4
Independent Consultant and
Hamilton County Coroner
Cincinnati, Ohio
Richard G. Reiten3,4
Chairman and Retired
Chief Executive Officer
Northwest Natural Gas Company
Portland, Oregon
Craig D. Schnuck4,6
Former Chairman and
Chief Executive Officer
Schnuck Markets, Inc.
St. Louis, Missouri
Warren R. Staley1,2,3
Chairman and Chief Executive Officer
Cargill, Incorporated
Minneapolis, Minnesota
Patrick T. Stokes1,2,6
Chairman
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
Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com, click on About U.S. Bancorp, then Investor/Shareholder Information.
Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. Please contact:
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