Form 10-Q
period 2007-03-31
US BANCORP \DE\
filed 2007-05-10
CIK 36104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
YES   X    NO
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   X    Accelerated filer          Non-accelerated filer
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO   X
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2007 1,738,723,885 shares

Table of Contents and Form 10-Q Cross Reference Index
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, and effects of critical accounting policies and judgments. For discussion of these and other risks that may cause actual results to differ from expectations, refer to our Annual Report on Form 10-K for the year ended December 31, 2006, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended
	March 31,

			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$ 1,666	$ 1,725	(3.4)%
Noninterest income	1,695	1,614	5.0
Securities gains (losses), net	1	—	*

Total net revenue	3,362	3,339	.7
Noninterest expense	1,545	1,500	3.0
Provision for credit losses	177	115	53.9

Income before taxes	1,640	1,724	(4.9)
Taxable-equivalent adjustment	17	10	70.0
Applicable income taxes	493	561	(12.1)

Net income	$ 1,130	$ 1,153	(2.0)

Net income applicable to common equity	$ 1,115	$ 1,153	(3.3)

Per Common Share
Earnings per share	$ .64	$ .64	—%
Diluted earnings per share	.63	.63	—
Dividends declared per share	.40	.33	21.2
Book value per share	11.37	10.80	5.3
Market value per share	34.97	30.50	14.7
Average common shares outstanding	1,752	1,801	(2.7)
Average diluted common shares outstanding	1,780	1,826	(2.5)
Financial Ratios
Return on average assets	2.09%	2.23%
Return on average common equity	22.4	23.3
Net interest margin (taxable-equivalent basis)(a)	3.51	3.80
Efficiency ratio(b)	46.0	44.9
Average Balances
Loans	$144,693	$137,779	5.0%
Loans held for sale	3,843	3,269	17.6
Investment securities	40,879	39,680	3.0
Earning assets	191,135	183,101	4.4
Assets	219,512	210,025	4.5
Noninterest-bearing deposits	27,677	28,837	(4.0)
Deposits	120,728	120,163	.5
Short-term borrowings	26,687	24,356	9.6
Long-term debt	42,944	38,229	12.3
Shareholders’ equity	21,210	20,148	5.3

	March 31, 2007	December 31, 2006

Period End Balances
Loans	$144,845	$143,597	.9%
Allowance for credit losses	2,260	2,256	.2
Investment securities	40,591	40,117	1.2
Assets	221,448	219,232	1.0
Deposits	118,060	124,882	(5.5)
Long-term debt	44,698	37,602	18.9
Shareholders’ equity	20,800	21,197	(1.9)
Regulatory capital ratios
Tier 1 capital	8.6%	8.8%
Total risk-based capital	13.1	12.6
Leverage	8.0	8.2
Tangible common equity	5.3	5.5

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,130 million for the first quarter of 2007 or $.63 per diluted share, compared with $1,153 million, or $.63 per diluted share for the first quarter of 2006. Return on average assets and return on average common equity were 2.09 percent and 22.4 percent, respectively, for the first quarter of 2007, compared with returns of 2.23 percent and 23.3 percent, respectively, for the first quarter of 2006. The Company’s results for the first quarter of 2007 declined modestly from the first quarter of 2006, as growth in fee-based revenues was more than offset by lower net interest income due to the current yield curve, increased credit costs reflecting the favorable impact on net charge-offs a year ago of changes in bankruptcy laws, and operating costs of acquired businesses.
     Total net revenue, on a taxable-equivalent basis, for the first quarter of 2007, was $23 million (.7 percent) higher than the first quarter of 2006, primarily reflecting a 5.1 percent increase in noninterest income, partially offset by a 3.4 percent decline in net interest income from a year ago. Noninterest income growth was driven by organic business growth and expansion in payment processing and trust businesses. Fee-based revenue growth was offset somewhat by the net favorable impact in the first quarter of 2006 of $17 million from several previously reported items, including a $44 million trading gain related to certain derivatives and a $10 million gain related to a favorable settlement in the merchant processing business, offset by a $37 million reduction in mortgage banking revenue due principally to the adoption of fair value accounting standards for mortgage servicing rights (“MSRs”).
     Total noninterest expense in the first quarter of 2007 was $45 million (3.0 percent) higher than in the first quarter of 2006, principally due to investments in business initiatives, operating and business integration costs associated with recent acquisitions and higher expenses related to investments in tax-advantaged projects relative to a year ago.
     The provision for credit losses for the first quarter of 2007 increased $62 million (53.9 percent), compared with the first quarter of 2006. The provision for credit losses in the first quarter of 2006 reflected the favorable impact on net charge-offs of changes in bankruptcy laws in the fourth quarter of 2005. Net charge-offs in the first quarter of 2007 were $177 million, compared with $115 million in the first quarter of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,666 million in the first quarter of 2007, compared with $1,725 million in the first quarter of 2006. Average earning assets increased $8.0 billion (4.4 percent) in the first quarter of 2007, compared with the first quarter of 2006. The increase in average earning assets was primarily driven by an increase of $6.9 billion (5.0 percent) in total average loans. The positive impact on net interest income from the growth in earning assets was more than offset by a lower net interest margin. The net interest margin in the first quarter of 2007 was 3.51 percent, compared with 3.80 percent in the first quarter of 2006, reflecting the competitive environment and the impact of changes in the yield curve from a year ago. Since the first quarter of 2006, credit spreads have tightened by approximately 11 basis points across most lending products due to competitive loan pricing and a change in mix reflecting growth in lower-spread credit products. Also, fewer interest recoveries from commercial loans occurred in the current period given the stage of the business cycle. In addition, funding costs increased year-over-year given rising rates on interest-bearing deposits and the mix of funding continuing to shift toward higher cost deposits and other wholesale sources. An increase in the margin benefit of net free funds partially offset these factors. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
     Average loans for the first quarter of 2007 were $6.9 billion (5.0 percent) higher than the first quarter of 2006, driven by growth in average retail loans of $3.2 billion (7.3 percent), commercial loans of $3.1 billion (7.0 percent) and residential mortgages of $.6 billion (2.8 percent). Average credit card balances increased $1.5 billion (21.3 percent) in the first quarter of 2007, compared with the first quarter of 2006, as a result of organic growth initiatives and portfolios acquired from financial partners.
     Average investment securities in the first quarter of 2007 were $1.2 billion (3.0 percent) higher than the

U.S. Bancorp	3

first quarter of 2006, driven primarily by an increase in the municipal securities portfolio, partially offset by a reduction in mortgage-backed assets. These changes reflected asset/liability management decisions to reduce the focus on residential mortgage-backed assets given the changing rate environment and mix of loan growth.
     Average noninterest-bearing deposits for the first quarter of 2007 decreased $1.2 billion (4.0 percent) compared with the first quarter of 2006, reflecting a decline in business demand deposits within most lines of business as customers reduced excess liquidity to fund business growth and migrated balances to higher rate interest-bearing deposit products. The decline in business demand account balances was partially offset by higher corporate trust deposits, driven by acquisitions and business growth.
     Average total savings deposits remained relatively flat year-over-year as an increase of $1.9 billion (8.4 percent) in interest checking balances due to higher broker-dealer, government and institutional trust balances, was offset by a decline of $2.0 billion (5.9 percent) in average money market and savings balances primarily within Consumer Banking. A portion of branch-based money market savings accounts migrated to fixed-rate time certificates, as customers took advantage of higher interest rates for these products.
     Average time certificates of deposit less than $100,000 were higher in the first quarter of 2007 than in the first quarter of 2006 by $1.3 billion (9.4 percent). Average time deposits greater than $100,000 grew $.5 billion (2.2 percent) in the first quarter of 2007, compared with the same period of 2006. This year-over-year growth included increases in corporate trust balances and consumer-based time deposits, reflecting migration to higher rate deposit products.
Provision for Credit Losses The provision for credit losses for the first quarter of 2007 increased $62 million (53.9 percent), compared with the first quarter of 2006. The lower provision for credit losses in the first quarter of 2006 reflected the favorable impact on net charge-offs of changes in bankruptcy laws in the fourth quarter of 2005. Net charge-offs were $177 million in the first quarter of 2007, compared with $115 million in the first quarter of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2007 was $1,696 million, compared with $1,614 million in the first quarter of 2006. The $82 million (5.1 percent) increase in the first quarter of 2007 over the first quarter of 2006, was driven by organic growth in the majority of fee income categories and the benefit of acquired businesses. In addition, certain revenue categories were impacted by accounting items in the first quarter of 2006.
     The growth in credit and debit card revenue was primarily driven by higher transaction volumes from a year ago. The corporate payment products revenue growth reflected organic growth in sales volumes and card usage, and acquired business expansion. Merchant processing services revenue growth reflected an increase in sales volume driven by acquisitions and higher same-store sales. Trust and investment management fees

Table 2	Noninterest Income

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2007	2006	Change

Credit and debit card revenue	$ 205	$ 182	12.6%
Corporate payment products revenue	145	127	14.2
ATM processing services	59	59	—
Merchant processing services	250	213	17.4
Trust and investment management fees	322	297	8.4
Deposit service charges	243	232	4.7
Treasury management fees	111	107	3.7
Commercial products revenue	100	104	(3.8)
Mortgage banking revenue	67	24	*
Investment products fees and commissions	34	38	(10.5)
Securities gains (losses), net	1	—	*
Other	159	231	(31.2)

Total noninterest income	$1,696	$1,614	5.1%

*	Not meaningful.

4	U.S. Bancorp

increased year-over-year due to favorable equity market conditions and core account growth. Deposit service charges grew year-over-year primarily due to increased transaction-related fees and the impact of 78,000 net new checking accounts (5.3 percent annualized growth). Mortgage banking revenue increased $43 million in the first quarter of 2007 compared with the same quarter of 2006. This was primarily due to changes in accounting for MSRs and mortgage banking revenue that resulted in a $37 million reduction in revenue in the first quarter of 2006. The increase in mortgage banking revenue also reflected higher year-over-year servicing income and mortgage production gains.
     Favorable changes in fee-based revenue were partially offset by a decline in other income. The reduction in other income resulted from a $44 million trading gain recognized in the first quarter of 2006 related to terminating certain interest rate swaps previously designated as cash flow hedges that did not qualify as hedges in accordance with Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities”, as well as a $10 million favorable settlement within the merchant processing business recorded in the prior year. In addition, revenues from equity investments and student loan sales were lower in the first quarter of 2007, as compared with the first quarter of 2006.
Noninterest Expense Noninterest expense was $1,545 million in the first quarter of 2007, an increase of $45 million (3.0 percent) from the first quarter of 2006. Compensation expense remained relatively flat as compared with the same period of 2006 as increases in salary costs related to business expansion were offset by lower stock-based compensation expense. In the first quarter of 2006, the Company adopted new accounting standards for share-based compensation that required immediate recognition of stock awards to employees that met retiree status, despite their continued active employment service. Professional services expense increased due primarily to revenue enhancement-related business initiatives, including the cost involved with establishing a bank in Ireland to support pan-European payment processing. Marketing and business development and technology and communications expenses both increased year-over-year due to the timing of customer campaigns and increased volumes for business expansion initiatives, including prepaid card programs. Other intangibles expense increased from the same period of 2006 due to recent acquisitions in Consumer Banking, Wealth Management and Payment Services.
Income Tax Expense The provision for income taxes was $493 million (an effective rate of 30.4 percent) for the first quarter of 2007, compared with $561 million (an effective rate of 32.7 percent) for the first quarter of 2006. The reduction in the effective rate from the same quarter of the prior year primarily reflected investments in tax-exempt municipal securities and bank-owned life insurance, as well as incremental tax credits from affordable housing projects and other tax-advantaged investments. For further information on income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $144.8 billion at March 31, 2007, compared with $143.6 billion at December 31, 2006, an increase of $1.2 billion (.9 percent). The increase was driven by growth in commercial loans and residential mortgages, partially offset by decreases in retail and commercial real estate loans. The $1.1 billion (2.4 percent) increase

Table 3	Noninterest Expense

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2007	2006	Change

Compensation	$ 635	$ 633	.3%
Employee benefits	133	133	—
Net occupancy and equipment	165	165	—
Professional services	47	35	34.3
Marketing and business development	48	40	20.0
Technology and communications	125	117	6.8
Postage, printing and supplies	69	66	4.5
Other intangibles	94	85	10.6
Other	229	226	1.3

Total noninterest expense	$1,545	$1,500	3.0%

Efficiency ratio (a)	46.0%	44.9%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp	5

in commercial loans was primarily driven by new customer relationships, utilization under lines of credit and growth in corporate payment card and commercial leasing balances.
     Commercial real estate loans decreased slightly to $28.5 billion at March 31, 2007, compared with $28.6 billion at December 31, 2006. The decline in commercial real estate balances reflected current real estate market conditions and the excess liquidity in the capital markets.
     Residential mortgages held in the loan portfolio increased $.5 billion (2.3 percent) at March 31, 2007, compared with December 31, 2006, reflecting an increase in consumer finance originations.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, decreased $.2 billion (.5 percent) at March 31, 2007, compared with December 31, 2006. The decrease was primarily driven by lower seasonal credit card activity and a decline in retail leasing and student loan balances, partially offset by increases in installment and home equity loans.
     At March 31, 2007, the residential and home equity and second mortgage portfolios included approximately $3.1 billion and $.9 billion, respectively, of loans to customers that may be defined as sub-prime borrowers. Together, these balances represented 2.7 percent of the Company’s total loans outstanding at March 31, 2007.
Loans Held for Sale At March 31, 2007, loans held for sale, consisting of residential mortgages, student loans and other selective loans to be sold in the secondary market, were $4.1 billion, compared with $3.3 billion at December 31, 2006. The increase in loans held for sale was principally due to seasonal loan originations and the timing of sales during the first quarter of 2007.
Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $40.6 billion at March 31, 2007, compared with $40.1 billion at December 31, 2006, reflecting purchases of $1.7 billion of securities, partially offset by sales, maturities and prepayments. As of March 31, 2007, and December 31, 2006, approximately 37 percent of the investment securities portfolio represented adjustable-rate financial instruments. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.
Deposits Total deposits were $118.1 billion at March 31, 2007, compared with $124.9 billion at December 31, 2006, a decrease of $6.8 billion (5.5 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits, money market savings accounts and time deposits greater than $100,000, partially offset by an increase in interest checking accounts and time certificates of deposits less than $100,000. The $3.5 billion (10.8 percent) decrease in noninterest-bearing deposits was primarily due to a seasonal decline of business demand and corporate trust deposits. The $2.0 billion (7.7 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products offered. A portion of branch-based money market savings accounts have migrated to fixed-rate time certificates to take advantage of higher interest rates for these products. Time deposits greater than $100,000 decreased $3.6 billion (16.0 percent) at March 31, 2007, compared with December 31, 2006. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate

Table 4	Available-for-Sale Investment Securities

	March 31, 2007				December 31, 2006

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
(Dollars in Millions)	Cost	Value	Years	Yield (c)	Cost	Value	Years	Yield (c)

U.S. Treasury and agencies	$479	$475	10.1	5.94%	$472	$467	10.1	5.94%
Mortgage-backed securities (a)	33,628	33,082	5.5	5.11	34,465	33,787	5.6	5.10
Asset-backed securities (a)	6	6	.1	5.65	7	7	.1	5.32
Obligations of state and political subdivisions (b)	5,101	5,163	9.8	6.68	4,463	4,539	9.7	6.68
Other debt securities	1,488	1,483	22.8	5.84	994	993	23.8	6.08
Other investments	290	299	—	6.69	229	237	—	6.26

Total available-for-sale investment securities	$40,992	$40,508	6.7	5.36%	$40,630	$40,030	6.6	5.32%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

6	U.S. Bancorp

given alternative funding sources. Time certificates of deposit less than $100,000 increased $.8 billion (5.7 percent) at March 31, 2007, compared with December 31, 2006. Interest checking accounts increased $1.3 billion (5.1 percent) due to the seasonal increase in consumer banking account balances, higher trust and custody balances and a migration from noninterest-bearing accounts within government banking.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, securities sold under agreements to repurchase and other short-term borrowings, were $28.5 billion at March 31, 2007, compared with $26.9 billion at December 31, 2006. Short-term funding is managed within approved liquidity policies. The increase of $1.6 billion (5.9 percent) in short-term borrowings reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Long-term debt was $44.7 billion at March 31, 2007, compared with $37.6 billion at December 31, 2006, reflecting the issuances of $3.0 billion of convertible senior debentures, $1.3 billion of subordinated notes, $.5 billion of junior subordinated debentures and the net addition of $3.9 billion of Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.5 billion of medium-term note maturities. The $7.1 billion (18.9 percent) increase in long-term debt reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
CORPORATE RISK PROFILE
Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base or revenue.
Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a more detailed discussion on credit risk management processes.
Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $397 million at March 31, 2007, compared with $349 million at December 31, 2006. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was ..27 percent at March 31, 2007, compared with ..24 percent at December 31, 2006.

U.S. Bancorp	7

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2007	2006

Commercial
Commercial	.07%	.06%
Lease financing	—	—

Total commercial	.07	.05
Commercial real estate
Commercial mortgages	.01	.01
Construction and development	.12	.01

Total commercial real estate	.04	.01
Residential mortgages	.46	.45
Retail
Credit card	2.01	1.75
Retail leasing	.06	.03
Other retail	.24	.23

Total retail	.54	.48

Total loans	.27%	.24%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2007	2006

Commercial	.46%	.57%
Commercial real estate	.69	.53
Residential mortgages (a)	.63	.62
Retail	.63	.58

Total loans	.59%	.57%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 2.93 percent at March 31, 2007, and 3.11 percent at December 31, 2006.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection, including nonperforming status.

8	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages
30-89 days	$136	$154	.63%	.72%
90 days or more	100	95	.46	.45
Nonperforming	38	36	.17	.17

Total	$274	$285	1.26%	1.34%

Retail
Credit card
30-89 days	$186	$204	2.18%	2.35%
90 days or more	172	152	2.01	1.75
Nonperforming	25	31	.29	.36

Total	$383	$387	4.48%	4.46%
Retail leasing
30-89 days	$28	$34	.41%	.49%
90 days or more	4	2	.06	.03
Nonperforming	—	—	—	—

Total	$32	$36	.47%	.52%
Home equity and second mortgages
30-89 days	$65	$79	.42%	.51%
90 days or more	31	28	.20	.18
Nonperforming	14	14	.09	.09

Total	$110	$121	.71%	.78%
Other retail
30-89 days	$124	$131	.76%	.80%
90 days or more	47	44	.29	.27
Nonperforming	4	3	.02	.02

Total	$175	$178	1.07%	1.09%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Retail

	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006

Residential mortgages
30-89 days	.69%	.83%	.58%	.66%
90 days or more	.65	.64	.33	.32
Nonperforming	.21	.19	.15	.16

Total	1.55%	1.66%	1.06%	1.14%

Retail
Credit card
30-89 days	—%	—%	2.18%	2.35%
90 days or more	—	—	2.01	1.75
Nonperforming	—	—	.29	.36

Total	—%	—%	4.48%	4.46%
Retail leasing
30-89 days	—%	—%	.41%	.49%
90 days or more	—	—	.06	.03
Nonperforming	—	—	—	—

Total	—%	—%	.47%	.52%
Home equity and second mortgages
30-89 days	1.19%	1.64%	.31%	.35%
90 days or more	1.03	.79	.09	.10
Nonperforming	.05	.11	.10	.09

Total	2.27%	2.54%	.50%	.54%
Other retail
30-89 days	2.98%	4.30%	.70%	.71%
90 days or more	.74	.76	.27	.26
Nonperforming	—	—	.03	.02

Total	3.72%	5.06%	1.00%	.99%

U.S. Bancorp	9

Table 6	Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2007	2006

Commercial
Commercial	$147	$196
Lease financing	41	40

Total commercial	188	236
Commercial real estate
Commercial mortgages	114	112
Construction and development	71	38

Total commercial real estate	185	150
Residential mortgages	38	36
Retail
Credit card	25	31
Retail leasing	—	—
Other retail	18	17

Total retail	43	48

Total nonperforming loans	454	470
Other real estate (b)	113	95
Other assets	15	22

Total nonperforming assets	$582	$587

Accruing loans 90 days or more past due	$397	$349
Nonperforming loans to total loans	.31%	.33%
Nonperforming assets to total loans plus other real estate (b)	.40%	.41%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2006	$406	$181	$587
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	106	23	129
Advances on loans	4	—	4

Total additions	110	23	133
Reductions in nonperforming assets
Paydowns, payoffs	(36)	(4)	(40)
Net sales	(31)	—	(31)
Return to performing status	(16)	(1)	(17)
Charge-offs (c)	(47)	(3)	(50)

Total reductions	(130)	(8)	(138)

Net additions to (reductions in) nonperforming assets	(20)	15	(5)

Balance March 31, 2007	$386	$196	$582

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $77 million and $83 million of foreclosed GNMA loans which continue to accrue interest at March 31, 2007, and December 31, 2006, respectively.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
     Within the consumer finance division at March 31, 2007, approximately $104 million and $42 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $105 million and $50 million, respectively, at December 31, 2006.
Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At March 31, 2007, total nonperforming assets were $582 million, compared with $587 million at December 31, 2006. The ratio of total nonperforming assets to total loans and other real estate decreased to ..40 percent at March 31, 2007, compared with ..41 percent at December 31, 2006.
     Included in nonperforming loans were restructured loans of $29 million at March 31, 2007, compared with $38 million at December 31, 2006. At March 31, 2007, and December 31, 2006, the Company had no commitments to lend additional funds under restructured loans.
     Other real estate included in nonperforming assets was $113 million at March 31, 2007, compared with $95 million at December 31, 2006, and was primarily related to properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances.

10	U.S. Bancorp

The following table provides an analysis of other real estate as a percent of their related loan balances, including further detail of residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages and home equity and second mortgages
Michigan	$23	$17	4.03%	2.90%
Ohio	13	12	.49	.48
Minnesota	13	11	.25	.21
Colorado	9	7	.31	.28
Missouri	5	6	.22	.25
All other states	45	38	.19	.16

Total residential mortgages and home equity and second mortgages	108	91	.29	.25
Commercial real estate and construction	5	4	.02	.01

Total	$113	$95	.08%	.07%

Within other real estate in the table above, approximately $53 million at March 31, 2007, and $41 million at December 31, 2006, were from portfolios that may be defined as sub-prime.
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
The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Commercial	$10	$18	.02%	.04%
Commercial real estate	—	1	—	—
Residential mortgages	82	80	.38	.38
Credit card	278	267	3.25	3.08
Other retail	41	39	.11	.10

Total	$411	$405	.28%	.28%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $177 million for the first quarter of 2007, compared with net charge-offs of $115 million for the first quarter of 2006. The ratio of total loan net charge-offs to average loans for the first quarter of 2007 was .50 percent, compared with .34 percent, for the first quarter of 2006. The year-over-year increase in total net charge-offs was due, in part, to the implementation of minimum balance payment programs for credit cards, as well as an expected increase in consumer bankruptcies. Bankruptcy levels declined substantially in 2006 as a result of changes in bankruptcy legislation that went into effect in late 2005.
     Commercial and commercial real estate loan net charge-offs for the first quarter of 2007 increased to $36 million (.19 percent of average loans outstanding on an annualized basis), compared with $14 million (.08 percent of average loans outstanding on an annualized basis) for the first quarter of 2006. The Company expects commercial net charge-offs to continue to increase modestly over the next several quarters, due to slightly higher gross charge-offs and lower commercial loan recoveries.
     Retail loan net charge-offs for the first quarter of 2007 were $129 million (1.10 percent of average loans outstanding on an annualized basis), compared with $94 million (.86 percent of average loans outstanding on an annualized basis) for the first quarter of 2006. The increase in retail loan net charge-offs reflected the impact of bankruptcy legislation changes that occurred in the fourth quarter of 2005 and implementing the minimum balance payment requirements for credit cards. The Company anticipates modestly higher delinquencies and net charge-offs in the retail portfolios during 2007.

U.S. Bancorp	11

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,

	2007	2006

Commercial
Commercial	.31%	.05%
Lease financing	.22	.56

Total commercial	.30	.11
Commercial real estate
Commercial mortgages	.02	.04
Construction and development	—	—

Total commercial real estate	.01	.03
Residential mortgages	.23	.14
Retail
Credit card	3.48	2.62
Retail leasing	.18	.22
Home equity and second mortgages	.42	.33
Other retail	.89	.87

Total retail	1.10	.86

Total loans	.50%	.34%

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

			Percent of
	Average Loans		Average Loans
Three Months Ended March 31
(Dollars in Millions)	2007	2006	2007	2006

Consumer Finance (a)
Residential mortgages	$ 8,491	$ 6,814	.53%	.42%
Home equity and second mortgages	1,871	2,057	2.17	1.38
Other retail	399	403	3.05	5.03
Other Retail
Residential mortgages	$13,078	$14,173	.03%	—%
Home equity and second mortgages	13,684	12,878	.18	.16
Other retail	16,039	14,543	.83	.75
Total Company
Residential mortgages	$21,569	$20,987	.23%	.14%
Home equity and second mortgages	15,555	14,935	.42	.33
Other retail	16,438	14,946	.89	.87

(a)	Consumer finance category included credit originated and managed by US Bank Consumer Finance, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percent of average loans outstanding for this division:

			Percent of
	Average Loans		Average Loans
Three Months Ended March 31
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages
Sub-prime borrowers	$3,005	$2,250	1.08%	.72%
Other borrowers	5,486	4,564	.22	.27

Total	$8,491	$6,814	.53%	.42%
Home equity and second mortgages
Sub-prime borrowers	$911	$798	2.67%	1.52%
Other borrowers	960	1,259	1.69	1.29

Total	$1,871	$2,057	2.17%	1.38%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2007, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2006. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition,

12	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,

(Dollars in Millions)	2007	2006

Balance at beginning of period	$2,256	$2,251
Charge-offs
Commercial
Commercial	45	28
Lease financing	14	12

Total commercial	59	40
Commercial real estate
Commercial mortgages	2	3
Construction and development	—	—

Total commercial real estate	2	3
Residential mortgages	12	8
Retail
Credit card	89	54
Retail leasing	5	7
Home equity and second mortgages	18	16
Other retail	52	47

Total retail	164	124

Total charge-offs	237	175
Recoveries
Commercial
Commercial	13	23
Lease financing	11	5

Total commercial	24	28
Commercial real estate
Commercial mortgages	1	1
Construction and development	—	—

Total commercial real estate	1	1
Residential mortgages	—	1
Retail
Credit card	15	8
Retail leasing	2	3
Home equity and second mortgages	2	4
Other retail	16	15

Total retail	35	30

Total recoveries	60	60
Net Charge-offs
Commercial
Commercial	32	5
Lease financing	3	7

Total commercial	35	12
Commercial real estate
Commercial mortgages	1	2
Construction and development	—	—

Total commercial real estate	1	2
Residential mortgages	12	7
Retail
Credit card	74	46
Retail leasing	3	4
Home equity and second mortgages	16	12
Other retail	36	32

Total retail	129	94

Total net charge-offs	177	115

Provision for credit losses	177	115
Acquisitions and other changes	4	—

Balance at end of period	$2,260	$2,251

Components
Allowance for loan losses	$2,027	$2,035
Liability for unfunded credit commitments	233	216

Total allowance for credit losses	$2,260	$2,251

Allowance for credit losses as a percentage of
Period-end loans	1.56%	1.64%
Nonperforming loans	498	432
Nonperforming assets	388	364
Annualized net charge-offs	315	483

U.S. Bancorp	13

concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
     At March 31, 2007, the allowance for credit losses was $2,260 million (1.56 percent of loans), compared with an allowance of $2,256 million (1.57 percent of loans) at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 498 percent at March 31, 2007, compared with 480 percent at December 31, 2006. The ratio of the allowance for credit losses to annualized loan net charge-offs was 315 percent at March 31, 2007, compared with 415 percent at December 31, 2006.
Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2007, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2006. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on residual value risk management.
Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on operational risk management.
Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and safety and soundness of an entity. To minimize the volatility of net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with ALPC management policies, including interest rate risk exposure. The Company uses Net Interest Income Simulation Analysis and Market Value of Equity Modeling for measuring and analyzing consolidated interest rate risk.
Net Interest Income Simulation Analysis Through this simulation, management estimates the impact on net interest income of gradual upward or downward changes of market interest rates over a one-year period, the effect of immediate and sustained parallel shifts in the yield curve and the effect of immediate and sustained flattening or steepening of the yield curve. The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At March 31, 2007, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. ALPC policy guidelines limit the estimated change in net interest income to 4.0 percent of forecasted net interest income over the succeeding 12 months. At March 31, 2007, and December 31, 2006, the Company was within its policy guidelines. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on net interest income simulation analysis.
Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis
Sensitivity of Net Interest Income:

	March 31, 2007				December 31, 2006

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual*	Gradual*

Net interest income	.27%	(2.02)%	.69%	(3.49)%	.42%	(1.43)%	.92%	(2.95)%

14	U.S. Bancorp

Table 9	Derivative Positions

	March 31, 2007			December 31, 2006

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$4,880	$26	31.24	$5,345	$27	22.97
Pay fixed/receive floating swaps	16,577	(19)	2.08	12,329	—	2.33
Futures and forwards
Buy	6,652	(9)	.13	4,008	—	.22
Sell	6,185	1	.15	2,816	3	.09
Options
Written	11,874	(3)	.13	7,544	(1)	.13
Foreign exchange contracts
Cross-currency swaps	1,725	26	9.57	386	14	8.61
Forwards	122	(1)	.05	318	1	.02
Equity contracts	85	(1)	2.87	86	4	2.95
Credit default swaps	25	(1)	4.48	25	(1)	4.72

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$10,866	$(8)	5.33	$10,371	$(42)	5.42
Pay fixed/receive floating swaps	10,860	67	5.33	10,341	98	5.42
Options
Purchased	1,837	3	1.92	1,899	5	1.92
Written	1,837	(2)	1.92	1,899	(3)	1.92
Risk participation agreements (a)
Purchased	207	—	6.54	206	—	6.62
Written	535	(1)	6.02	356	—	6.05
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,334	36	.40	2,092	52	.46
Sell	2,287	(29)	.41	2,033	(43)	.47
Options
Purchased	386	(1)	.27	408	(3)	.44
Written	386	1	.27	408	3	.44

(a)	At March 31, 2007, the credit equivalent amount was $2 million and $72 million, compared with $2 million and $50 million at December 31, 2006, for purchased and written risk participation agreements, respectively.
point parallel rate shock to 15 percent of the market value of equity assuming interest rates at March 31, 2007. The up 200 basis point scenario resulted in a 8.4 percent decrease in the market value of equity at March 31, 2007, compared with a 6.7 percent decrease at December 31, 2006. The down 200 basis point scenario resulted in a 3.5 percent decrease in the market value of equity at March 31, 2007, compared with a 1.8 percent decrease at December 31, 2006. At March 31, 2007, and December 31, 2006, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At March 31, 2007, the duration of assets, liabilities and equity was 1.9 years, 2.0 years and 1.4 years, respectively, compared with 1.8 years, 1.9 years and 1.6 years, respectively, at December 31, 2006. The duration of equity measures show that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on market value of equity modeling.

U.S. Bancorp	15

Use of Derivatives to Manage Interest Rate and Other Risks In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment, credit, price and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). Refer to “Management’s Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on the use of derivatives to manage interest rate and other risks.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $48.1 billion of total notional amount of asset and liability management positions at March 31, 2007, $27.7 billion was designated as either cash flow or fair value hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. In connection with its mortgage banking operations, the Company held $1.7 billion of forward commitments to sell mortgage loans and $2.2 billion of unfunded mortgage loan commitments at March 31, 2007, that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9. The Company also utilizes U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to economically hedge the change in fair value of its residential MSRs.
     At March 31, 2007, the Company had $83 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2007 and the next 12 months is a loss of $35 million and $42 million, respectively.
     The change in the fair value of all other asset and liability management positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the first quarter of 2007. Gains or losses on customer-related positions were not material for the first quarter of 2007.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the first quarter of 2007 was not material.
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
     The Company’s market valuation risk, as estimated by the VaR analysis, was $1 million and $26 million at March 31, 2007, compared with $1 million and $30 million at December 31, 2006, for trading and non-trading positions, respectively. At March 31, 2007, the Company’s VaR limit was $45 million. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on market risk management.
Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on liquidity risk management.

16	U.S. Bancorp

Table 10	Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2007	2006

Tier 1 capital	$16,917	$17,036
As a percent of risk-weighted assets	8.6%	8.8%
As a percent of adjusted quarterly average assets (leverage ratio)	8.0%	8.2%
Total risk-based capital	$25,826	$24,495
As a percent of risk-weighted assets	13.1%	12.6%
Tangible common equity	$11,211	$11,703
As a percent of tangible assets	5.3%	5.5%

     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. On February 14, 2007, Standard & Poor’s Ratings Services upgraded the Company’s credit ratings to AA/ A-1+. At February 14, 2007, the credit ratings outlook for the Company was considered “Positive” by Fitch and “Stable” by Standard & Poor’s Ratings Services, Moody’s Investors Service and Dominion Bond Rating Services.
     At March 31, 2007, parent company long-term debt outstanding was $14.8 billion, compared with $11.4 billion at December 31, 2006. The $3.4 billion increase was primarily due to the issuances of $3.0 billion of convertible senior debentures and $.5 billion of junior subordinated debentures during the first three months of 2007. As of March 31, 2007, there was $1.4 billion of parent company debt scheduled to mature in the remainder of 2007.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.1 billion at March 31, 2007.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first quarter of 2007, the Company returned 165 percent of earnings to its common shareholders through a combination of dividends and net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 10 provides a summary of capital ratios as of March 31, 2007, and December 31, 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $20.8 billion at March 31, 2007, compared with $21.2 billion at December 31, 2006. The decrease was the result of share repurchases and dividends, partially offset by corporate earnings.
     On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008.
The following table provides a detailed analysis of all shares repurchased under this authorization during the first quarter of 2007:

			Maximum
	Total Number		Number of
	of Shares		Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program

January	141,969	$35.67	121,829,400
February	26,656,752	35.80	95,172,648
March	7,590,959	35.64	87,581,689

Total	34,389,680	$35.76	87,581,689

     Approximately 25 million of the 34 million common shares repurchased in the first quarter of 2007 were purchased in connection with an accelerated stock repurchase agreement initiated in the first quarter of 2007.
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
Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on the business lines’ basis for financial presentation.

U.S. Bancorp	17

Table 11

Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended March 31 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$453	$479	(5.4)%	$962	$947	1.6%
Noninterest income	224	225	(.4)	424	383	10.7
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	677	704	(3.8)	1,386	1,330	4.2
Noninterest expense	226	225	.4	628	608	3.3
Other intangibles	4	4	—	14	13	7.7

Total noninterest expense	230	229	.4	642	621	3.4

Income before provision and income taxes	447	475	(5.9)	744	709	4.9
Provision for credit losses	14	(8)	*	69	63	9.5

Income before income taxes	433	483	(10.4)	675	646	4.5
Income taxes and taxable-equivalent adjustment	158	176	(10.2)	246	235	4.7

Net income	$275	$307	(10.4)	$429	$411	4.4

Average Balance Sheet Data
Commercial	$34,702	$32,421	7.0%	$6,393	$6,320	1.2%
Commercial real estate	16,830	17,282	(2.6)	11,070	10,591	4.5
Residential mortgages	71	63	12.7	21,043	20,475	2.8
Retail	66	44	50.0	35,311	33,437	5.6

Total loans	51,669	49,810	3.7	73,817	70,823	4.2
Goodwill	1,329	1,329	—	2,206	2,107	4.7
Other intangible assets	43	59	(27.1)	1,597	1,329	20.2
Assets	56,746	55,186	2.8	83,993	80,060	4.9
Noninterest-bearing deposits	10,784	11,995	(10.1)	12,146	12,685	(4.2)
Interest checking	4,503	3,123	44.2	17,804	17,636	1.0
Savings products	5,732	5,293	8.3	19,804	22,334	(11.3)
Time deposits	11,691	12,191	(4.1)	19,961	18,050	10.6

Total deposits	32,710	32,602	.3	69,715	70,705	(1.4)
Shareholders’ equity	5,792	5,579	3.8	6,435	6,249	3.0

*	not meaningful
     Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2007, certain organization and methodology changes were made and, accordingly, 2006 results were restated and presented on a comparable basis.
Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $275 million of the Company’s net income in the first quarter of 2007, a decrease of $32 million (10.4 percent), compared with the first quarter of 2006. The decrease was primarily driven by lower total net revenue and an increase in the provision for credit losses.
     Total net revenue decreased $27 million (3.8 percent) in the first quarter of 2007, compared with the first quarter of 2006. Net interest income, on a taxable-equivalent basis, decreased $26 million (5.4 percent) in the first quarter of 2007, compared with the first quarter of 2006, driven by tighter credit spreads and a decline in average noninterest-bearing deposit balances as customers utilized their liquidity to fund business growth and to generate higher returns by investing excess funds in interest-bearing deposit products, partially offset by growth in average loan balances of 3.7 percent and the margin benefit of deposits. The increase in average loans was driven by commercial loan growth during 2006 and the first three months of 2007. Noninterest income remained relatively flat in the first quarter of 2007, compared with the first quarter of 2006, as an increase in treasury management revenue was offset by lower equity investment revenue.
     Noninterest expense also remained relatively flat in the first quarter of 2007, compared with the first quarter of 2006, as increases in personnel expenses were offset by a decline in net shared services. The provision for credit losses increased $22 million in the first quarter of 2007, compared with the first quarter of 2006. The unfavorable change was primarily due to fewer commercial loan recoveries and an increase in gross charge-offs. Credit quality continued to be strong within this business segment. Nonperforming assets within Wholesale Banking were $226 million at March 31, 2007, $241 million at December 31, 2006, and $260 million at March 31, 2006. Nonperforming assets as a percentage of period-end loans were .44 percent at March 31, 2007, ..47 percent at December 31, 2006, and .52 percent at March 31, 2006. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

18	U.S. Bancorp

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$120	$125	(4.0)%	$169	$163	3.7%	$(38)	$11	* %	$1,666	$1,725	(3.4)%
372	350	6.3	657	590	11.4	18	66	(72.7)	1,695	1,614	5.0
—	—	—	—	—	—	1	—	*	1	—	*

492	475	3.6	826	753	9.7	(19)	77	*	3,362	3,339	.7
229	237	(3.4)	320	294	8.8	48	51	(5.9)	1,451	1,415	2.5
23	22	4.5	53	46	15.2	—	—	—	94	85	10.6

252	259	(2.7)	373	340	9.7	48	51	(5.9)	1,545	1,500	3.0

240	216	11.1	453	413	9.7	(67)	26	*	1,817	1,839	(1.2)
—	—	—	93	60	55.0	1	—	*	177	115	53.9

240	216	11.1	360	353	2.0	(68)	26	*	1,640	1,724	(4.9)
87	79	10.1	131	128	2.3	(112)	(47)	*	510	571	(10.7)

$153	$137	11.7	$229	$225	1.8	$44	$73	(39.7)	$1,130	$1,153	(2.0)

$1,952	$1,499	30.2%	$3,834	$3,535	8.5%	$138	$150	(8.0)%	$47,019	$43,925	7.0%
667	677	(1.5)	—	—	—	65	66	(1.5)	28,632	28,616	.1
451	445	1.3	—	—	—	4	4	—	21,569	20,987	2.8
2,343	2,403	(2.5)	9,712	8,321	16.7	41	46	(10.9)	47,473	44,251	7.3

5,413	5,024	7.7	13,546	11,856	14.3	248	266	(6.8)	144,693	137,779	5.0
1,550	1,375	12.7	2,456	2,286	7.4	28	—	*	7,569	7,097	6.7
450	495	(9.1)	1,088	1,056	3.0	42	—	*	3,220	2,939	9.6
7,981	7,458	7.0	18,792	16,464	14.1	52,000	50,857	2.2	219,512	210,025	4.5
4,250	3,637	16.9	453	293	54.6	44	227	(80.6)	27,677	28,837	(4.0)
2,766	2,380	16.2	—	—	—	3	2	50.0	25,076	23,141	8.4
5,490	5,398	1.7	20	18	11.1	67	24	*	31,113	33,067	(5.9)
3,868	2,053	88.4	3	3	—	1,339	2,821	(52.5)	36,862	35,118	5.0

16,374	13,468	21.6	476	314	51.6	1,453	3,074	(52.7)	120,728	120,163	.5
2,496	2,345	6.4	4,741	4,362	8.7	1,746	1,613	8.2	21,210	20,148	5.3

Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $429 million of the Company’s net income in the first quarter of 2007, an increase of $18 million (4.4 percent), compared with the first quarter of 2006. Within Consumer Banking, the retail banking division contributed $401 million of the total contribution in the first quarter of 2007, a 1.7 percent decline on a year-over-year basis.
     Total net revenue increased $56 million (4.2 percent) in the first quarter of 2007, compared with the first quarter of 2006. Net interest income, on a taxable-equivalent basis, increased $15 million (1.6 percent) in the first quarter of 2007, compared with the first quarter of 2006. The year-over-year increase in net interest income was due to growth in average loans of 4.2 percent, higher loan fees and the funding benefit of deposits. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing within the Company’s markets. The increase in average loan balances reflected growth in all loan categories, with the largest increase in retail loans. The growth in retail loans was principally driven by an increase in installment and home equity loans, partially offset by a reduction in retail leasing balances due to customer demand for installment loan products and pricing competition. The year-over-year decrease in average deposits reflected a reduction in savings and noninterest-bearing deposit products, partially offset by growth in time deposits and interest checking. Average time deposit balances in the first quarter of 2007 grew $1.9 billion (10.6 percent), compared with the first quarter of 2006, as a portion of noninterest-bearing and money market balances migrated to fixed-rate time deposit products. Average savings balances declined $2.5 billion (11.3 percent), compared with the first quarter of 2006, primarily related to a decrease in money market account balances. Fee-based noninterest income increased $41 million (10.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. The year-over-year increase in fee-based revenue was driven by an increase in mortgage banking revenue, principally related to the adoption of fair value accounting for MSRs, as well as an increase in deposit service charges. These increases were partially offset by lower revenue related to student loan sales.
     Noninterest expense increased $21 million (3.4 percent) in the first quarter of 2007, compared with the first quarter of 2006. The increase was primarily attributable to increases in compensation and

U.S. Bancorp	19

employee benefit expenses which reflected the net addition, including the impact of recent acquisitions, of 21 in-store and 47 traditional branches at March 31, 2007, compared with March 31, 2006.
     The provision for credit losses increased $6 million (9.5 percent) in the first quarter of 2007, compared with the first quarter of 2006. The increase was attributable to higher net charge-offs. As a percentage of average loans outstanding, net charge-offs increased to .38 percent in the first quarter of 2007, compared with .36 percent in the first quarter of 2006. Commercial and commercial real estate loan net charge-offs decreased $2 million (16.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. Retail loan and residential mortgage net charge-offs increased $8 million (15.7 percent) in the first quarter of 2007, compared with the first quarter of 2006, reflecting higher levels of bankruptcy-related losses. Nonperforming assets within Consumer Banking were $312 million at March 31, 2007, $283 million at December 31, 2006, and $291 million at March 31, 2006. Nonperforming assets as a percentage of period-end loans were .44 percent at March 31, 2007, .40 percent at December 31, 2006, and .43 percent at March 31, 2006. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Wealth Management provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through six businesses: Private Client Group, Corporate Trust, U.S. Bancorp Investments and Insurance, FAF Advisors, Institutional Trust and Custody and Fund Services. Wealth Management contributed $153 million of the Company’s net income in the first quarter of 2007, an increase of $16 million (11.7 percent), compared with the first quarter of 2006. The growth was primarily attributable to core account fee growth and improved equity market conditions relative to a year ago.
     Total net revenue increased $17 million (3.6 percent) in the first quarter of 2007, compared with the first quarter of 2006. Net interest income, on a taxable-equivalent basis, decreased $5 million (4.0 percent) in the first quarter of 2007, compared with the first quarter of 2006. The decrease in net interest income was due to unfavorable impacts of deposit pricing and tightening credit spreads, partially offset by earnings from deposit growth. The increase in total deposits was attributable to growth in noninterest-bearing deposits, interest checking and time deposits, principally due to acquired businesses. Noninterest income increased $22 million (6.3 percent) in the first quarter of 2007, compared with the first quarter of 2006, primarily driven by core account fee growth and favorable equity market conditions.
     Noninterest expense decreased $7 million (2.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. The decrease in noninterest expense was primarily due to the completion of certain acquisition integration activities and a reduction in net shared services expense.
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $229 million of the Company’s net income in the first quarter of 2007, an increase of $4 million (1.8 percent), compared with the first quarter of 2006. The increase was due to growth in total net revenue driven by loan growth and higher transaction volumes, partially offset by an increase in total noninterest expense and a higher provision for credit losses.
     Total net revenue increased $73 million (9.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. Net interest income, on a taxable-equivalent basis, increased $6 million (3.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. The increase was primarily due to growth in higher yielding retail credit card loan balances, partially offset by declining spreads on retail credit cards. Noninterest income increased $67 million (11.4 percent) in the first quarter of 2007, compared with the first quarter of 2006. The increase in fee-based revenue was driven by higher transaction volumes, rate changes, and business expansion initiatives. The increase in noninterest income was partially offset by a merchant processing settlement recorded in the first quarter of 2006.
     Noninterest expense increased $33 million (9.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. The increase in noninterest expense was primarily attributable to the acquisition of merchant acquiring and corporate payments businesses, and other new business initiatives.
     The provision for credit losses increased $33 million in the first quarter of 2007, compared with the first quarter of 2006, due to higher net charge-offs, reflecting the impact of implementing minimum balance repayment requirements for credit cards and a higher level of bankruptcy-related losses. As a percentage of average loans outstanding, net charge-offs were 2.78 percent in the first quarter of 2007, compared with 2.05 percent in the first quarter of 2006.

20	U.S. Bancorp

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $44 million in the first quarter of 2007, a decrease of $29 million (39.7 percent), compared with the first quarter of 2006.
     Total net revenue decreased $96 million in the first quarter of 2007, compared with the first quarter of 2006. The year-over-year decrease in total net revenue was primarily due to unfavorable variances in both net interest income and noninterest income. The decline in net interest income reflected the impact of a flatter yield curve and the impact of issuing higher cost wholesale funding to support earning asset growth. Noninterest income decreased $48 million (72.7 percent) in the first quarter of 2007, compared with the first quarter of 2006. The decrease was primarily due to trading gains realized in the first quarter of 2006 related to terminating certain interest rate derivatives.
     Noninterest expense decreased $3 million (5.9 percent) in the first quarter of 2007, compared with the first quarter of 2006. The decrease in noninterest expense was driven by a decrease in compensation and benefits expense due to the immediate recognition in the first quarter of 2006 of the value of stock awards for employees that met retiree status. Partially offsetting this decrease was an unfavorable change in net shared services allocated to the business lines.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.4 percent in the first quarter of 2007, compared with 32.7 percent in the first quarter of 2006. The decrease in the effective tax rate primarily reflected higher tax exempt income from municipal securities, incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects, and expansion of a bank-owned life insurance program.
CRITICAL ACCOUNTING POLICIES
     The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

U.S. Bancorp	21

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2007	2006

	(Unaudited)
Assets
Cash and due from banks	$6,287	$8,639
Investment securities
Held-to-maturity (fair value $87 and $92, respectively)	83	87
Available-for-sale	40,508	40,030
Loans held for sale	4,075	3,256
Loans
Commercial	47,315	46,190
Commercial real estate	28,530	28,645
Residential mortgages	21,765	21,285
Retail	47,235	47,477

Total loans	144,845	143,597
Less allowance for loan losses	(2,027)	(2,022)

Net loans	142,818	141,575
Premises and equipment	1,818	1,835
Goodwill	7,585	7,538
Other intangible assets	3,215	3,227
Other assets	15,059	13,045

Total assets	$221,448	$219,232

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$28,666	$32,128
Interest-bearing	70,557	70,330
Time deposits greater than $100,000	18,837	22,424

Total deposits	118,060	124,882
Short-term borrowings	28,516	26,933
Long-term debt	44,698	37,602
Other liabilities	9,374	8,618

Total liabilities	200,648	198,035
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 40,000 shares	1,000	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/07 and 12/31/06 — 1,972,643,007 shares	20	20
Capital surplus	5,745	5,762
Retained earnings	21,660	21,242
Less cost of common stock in treasury: 3/31/07 — 230,455,149 shares; 12/31/06 — 207,928,756 shares	(6,972)	(6,091)
Other comprehensive income	(653)	(736)

Total shareholders’ equity	20,800	21,197

Total liabilities and shareholders’ equity	$221,448	$219,232

See Notes to Consolidated Financial Statements.

22	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2007	2006

Interest Income
Loans	$2,578	$2,307
Loans held for sale	59	51
Investment securities	516	490
Other interest income	34	43

Total interest income	3,187	2,891
Interest Expense
Deposits	675	503
Short-term borrowings	328	270
Long-term debt	535	403

Total interest expense	1,538	1,176

Net interest income	1,649	1,715
Provision for credit losses	177	115

Net interest income after provision for credit losses	1,472	1,600
Noninterest Income
Credit and debit card revenue	205	182
Corporate payment products revenue	145	127
ATM processing services	59	59
Merchant processing services	250	213
Trust and investment management fees	322	297
Deposit service charges	243	232
Treasury management fees	111	107
Commercial products revenue	100	104
Mortgage banking revenue	67	24
Investment products fees and commissions	34	38
Securities gains (losses), net	1	—
Other	159	231

Total noninterest income	1,696	1,614
Noninterest Expense
Compensation	635	633
Employee benefits	133	133
Net occupancy and equipment	165	165
Professional services	47	35
Marketing and business development	48	40
Technology and communications	125	117
Postage, printing and supplies	69	66
Other intangibles	94	85
Other	229	226

Total noninterest expense	1,545	1,500

Income before income taxes	1,623	1,714
Applicable income taxes	493	561

Net income	$1,130	$1,153

Net income applicable to common equity	$1,115	$1,153

Earnings per common share	$.64	$.64
Diluted earnings per common share	$.63	$.63
Dividends declared per common share	$.40	$.33
Average common shares outstanding	1,752	1,801
Average diluted common shares outstanding	1,780	1,826

See Notes to Consolidated Financial Statements.

U.S. Bancorp	23

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4
Net income					1,153			1,153
Unrealized loss on securities available for sale							(481)	(481)
Unrealized gain on derivatives							104	104
Foreign currency translation							9	9
Realized loss on derivatives							(153)	(153)
Reclassification for realized gains							(7)	(7)
Income taxes							200	200

Total comprehensive income								825
Cash dividends declared on common stock					(590)			(590)
Issuance of preferred stock		1,000		(52)				948
Issuance of common and treasury stock	9			(51)		261		210
Purchase of treasury stock	(41)					(1,240)		(1,240)
Stock option and restricted stock grants				15				15
Shares reserved to meet deferred compensation obligations						(2)		(2)

Balance March 31, 2006	1,783	$1,000	$20	$5,819	$19,568	$(5,394)	$(757)	$20,256

Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					1,130			1,130
Unrealized gain on securities available for sale							115	115
Unrealized loss on derivatives							(17)	(17)
Foreign currency translation							17	17
Reclassification for realized losses							18	18
Change in retirement obligation							1	1
Income taxes							(51)	(51)

Total comprehensive income								1,213
Cash dividends declared:
Preferred					(15)			(15)
Common					(697)			(697)
Issuance of common and treasury stock	11			(15)		350		335
Purchase of treasury stock	(34)					(1,230)		(1,230)
Stock option and restricted stock grants				(3)				(3)
Shares reserved to meet deferred compensation obligations				1		(1)		—

Balance March 31, 2007	1,742	$1,000	$20	$5,745	$21,660	$(6,972)	$(653)	$20,800

See Notes to Consolidated Financial Statements.

24	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(Dollars in Millions)
(Unaudited)	2007	2006

Operating Activities
Net cash provided by operating activities	$527	$1,814
Investing Activities
Proceeds from sales of available-for-sale investment securities	246	188
Proceeds from maturities of investment securities	1,093	1,216
Purchases of investment securities	(1,733)	(1,866)
Net increase in loans outstanding	(798)	(423)
Proceeds from sales of loans	249	208
Purchases of loans	(520)	(921)
Acquisitions, net of cash acquired	(60)	(443)
Other, net	(1,238)	(57)

Net cash used in investing activities	(2,761)	(2,098)
Financing Activities
Net decrease in deposits	(7,130)	(2,965)
Net increase in short-term borrowings	1,576	451
Proceeds from issuance of long-term debt	9,778	4,046
Principal payments or redemption of long-term debt	(2,726)	(1,621)
Proceeds from issuance of preferred stock	—	948
Proceeds from issuance of common stock	227	169
Repurchase of common stock	(1,217)	(1,149)
Cash dividends paid on preferred stock	(15)	—
Cash dividends paid on common stock	(706)	(599)

Net cash used in financing activities	(213)	(720)

Change in cash and cash equivalents	(2,447)	(1,004)
Cash and cash equivalents at beginning of period	8,805	8,202

Cash and cash equivalents at end of period	$6,358	$7,198

See Notes to Consolidated Financial Statements.

U.S. Bancorp	25

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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
Fair Value Option for Financial Assets and Financial Liabilities In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.
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
Accounting for Uncertainty in Income Taxes In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

26	U.S. Bancorp

Note 3	Loans
The composition of the loan portfolio was as follows:

	March 31, 2007		December 31, 2006

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$41,679	28.8%	$40,640	28.3%
Lease financing	5,636	3.9	5,550	3.9

Total commercial	47,315	32.7	46,190	32.2
Commercial real estate
Commercial mortgages	19,668	13.6	19,711	13.7
Construction and development	8,862	6.1	8,934	6.2

Total commercial real estate	28,530	19.7	28,645	19.9
Residential mortgages
Residential mortgages	15,808	10.9	15,316	10.7
Home equity loans, first liens	5,957	4.1	5,969	4.1

Total residential mortgages	21,765	15.0	21,285	14.8
Retail
Credit card	8,555	5.9	8,670	6.0
Retail leasing	6,750	4.7	6,960	4.9
Home equity and second mortgages	15,551	10.7	15,523	10.8
Other retail
Revolving credit	2,498	1.7	2,563	1.8
Installment	4,629	3.2	4,478	3.1
Automobile	8,823	6.1	8,693	6.1
Student	429	.3	590	.4

Total other retail	16,379	11.3	16,324	11.4

Total retail	47,235	32.6	47,477	33.1

Total loans	$144,845	100.0%	$143,597	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at March 31, 2007, and December 31, 2006.

Note 4	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $87.1 billion and $82.9 billion at March 31, 2007, and December 31, 2006, respectively. The Company records mortgage servicing rights (“MSRs”) initially at fair value and at each subsequent reporting date, and records changes in fair value in noninterest income in the period in which they occur. In conjunction with its MSRs, the Company may utilize derivatives, including futures and option contracts to manage the volatility of changes in the fair value of MSRs. The net impact of assumption changes on the fair value of MSRs and the related derivatives included in mortgage banking revenue was a net gain of $1 million and net loss of $19 million for the three months ended March 31, 2007, and 2006, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue were $86 million and $76 million for the three months ended March 31, 2007, and 2006, respectively.

U.S. Bancorp	27

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended
	March 31,

(Dollars in Millions)	2007	2006

Balance at beginning of period	$1,427	$1,123
Rights purchased	3	46
Rights capitalized	82	71
Changes in fair value of MSRs
Due to change in valuation assumptions(a)	(23)	33
Other changes in fair value(b)	(42)	(45)

Balance at end of period	$1,447	$1,228

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time.
     The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the valuation of MSRs include higher than expected prepayment rates and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at March 31, 2007, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50bps	25bps	25bps	50bps

Net fair value	$(43)	$(18)	$(16)	$(73)

Note 5	Earnings Per Share
The components of earnings per share were:

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2007	2006

Net income	$1,130	$1,153
Preferred dividends	(15)	—

Net income applicable to common equity	$1,115	$1,153

Average common shares outstanding	1,752	1,801
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	28	25

Average diluted common shares outstanding	1,780	1,826

Earnings per common share	$.64	$.64
Diluted earnings per common share	$.63	$.63

For the three months ended March 31, 2007 and 2006, options to purchase 12 million and 8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

28	U.S. Bancorp

Note 6	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months Ended
	March 31,

			Postretirement
	Pension Plans		Medical Plan

(Dollars in Millions)	2007	2006	2007	2006

Service cost	$18	$18	$1	$1
Interest cost	31	30	4	3
Expected return on plan assets	(50)	(48)	(2)	—
Prior service (credit) cost and transition (asset) obligation amortization	(1)	(2)	—	—
Actuarial (gain) loss amortization	16	23	—	—

Net periodic benefit cost (income)	$14	$21	$3	$4

Note 7	Income Taxes
The components of income tax expense were:

	Three Months Ended
	March 31,

(Dollars in Millions)	2007	2006

Federal
Current	$449	$581
Deferred	(22)	(82)

Federal income tax	427	499
State
Current	69	68
Deferred	(3)	(6)

State income tax	66	62

Total income tax provision	$493	$561

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,

(Dollars in Millions)	2007	2006

Tax at statutory rate (35 percent)	$568	$600
State income tax, at statutory rates, net of federal tax benefit	43	40
Tax effect of
Tax credits	(69)	(58)
Tax-exempt income	(27)	(20)
Other items	(22)	(1)

Applicable income taxes	$493	$561

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not result in a cumulative-effect accounting adjustment for the Company. The Company elected to classify interest and penalties related to unrecognized tax positions as components of income tax expense. At January 1, 2007, the Company’s total amount of unrecognized tax positions were $364 million, of which $237 million related to unrecognized tax positions that if recognized, would affect the effective tax rate. In addition, the amount accrued for the payment of interest on unrecognized tax positions was $22 million.
     The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2007, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2004. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

U.S. Bancorp	29

     The Company’s net deferred tax liability was $1,531 million at March 31, 2007, and $1,483 million at December 31, 2006.

Note 8	Guarantees and Contingent Liabilities
The following table is a summary of the guarantees and contingent liabilities of the Company at March 31, 2007:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$73	$11,772
Third-party borrowing arrangements	4	465
Securities lending indemnifications	—	17,173
Asset sales (a)	7	475
Merchant processing	43	69,883
Other guarantees	12	2,072
Other contingent liabilities	—	1,872

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
     The Company currently processes card transactions in the United States, Canada and Europe for airlines, cruise lines and large tour operators. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2007, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $3.6 billion, with airline tickets representing 94 percent of that amount. The Company held collateral of $2.2 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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
     For additional information on the nature of the Company’s guarantees and contingent liabilities, please refer to Note 21 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$40,879	$546	5.34%	$39,680	$496	5.00%	3.0%
Loans held for sale	3,843	59	6.22	3,269	51	6.23	17.6
Loans (b)
Commercial	47,019	774	6.66	43,925	690	6.36	7.0
Commercial real estate	28,632	520	7.36	28,616	497	7.04	.1
Residential mortgages	21,569	323	6.02	20,987	294	5.62	2.8
Retail	47,473	967	8.26	44,251	832	7.63	7.3

Total loans	144,693	2,584	7.23	137,779	2,313	6.79	5.0
Other earning assets	1,720	34	8.02	2,373	43	7.33	(27.5)

Total earning assets	191,135	3,223	6.81	183,101	2,903	6.40	4.4
Allowance for loan losses	(2,036)			(2,059)			1.1
Unrealized gain (loss) on available-for-sale securities	(619)			(799)			22.5
Other assets	31,032			29,782			4.2

Total assets	$219,512			$210,025			4.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,677			$28,837			(4.0)
Interest-bearing deposits
Interest checking	25,076	76	1.22	23,141	45	.78	8.4
Money market savings	25,712	163	2.57	27,378	116	1.72	(6.1)
Savings accounts	5,401	5	.39	5,689	4	.29	(5.1)
Time certificates of deposit less than $100,000	14,775	158	4.35	13,505	114	3.42	9.4
Time deposits greater than $100,000	22,087	273	5.00	21,613	224	4.20	2.2

Total interest-bearing deposits	93,051	675	2.94	91,326	503	2.23	1.9
Short-term borrowings	26,687	347	5.28	24,356	272	4.54	9.6
Long-term debt	42,944	535	5.04	38,229	403	4.26	12.3

Total interest-bearing liabilities	162,682	1,557	3.88	153,911	1,178	3.10	5.7
Other liabilities	7,943			7,129			11.4
Shareholders’ equity
Preferred equity	1,000			55			*
Common equity	20,210			20,093			.6

Total shareholders’ equity	21,210			20,148			5.3

Total liabilities and shareholders’ equity	$219,512			$210,025			4.5%

Net interest income		$1,666			$1,725

Gross interest margin			2.93%			3.30%

Gross interest margin without taxable-equivalent increments			2.89			3.28

Percent of Earning Assets
Interest income			6.81%			6.40%
Interest expense			3.30			2.60

Net interest margin			3.51%			3.80%

Net interest margin without taxable-equivalent increments			3.47%			3.78%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	31

Part II — Other Information
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for discussion of these risks. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company’s business or adversely impact its financial results or stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2007.
Item 4. Submission of Matters to a Vote of Security Holders — The 2007 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 17, 2007, at the Westin Cincinnati, Cincinnati, Ohio. Jerry A. Grundhofer, Chairman of the Board, presided.
The holders of 1,519,437,773 shares of common stock, 87 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders’ meeting in 2010, and the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007, was ratified. The proposal to approve the U.S. Bancorp 2007 Stock Incentive Plan and the proposal to approve an amendment to the Company’s restated Certificate of Incorporation to provide for the annual election of all directors were approved. The shareholder proposal urging the adoption of a policy that shareholders be given an opportunity to annually ratify the compensation paid to the executive officers named in the Company’s proxy statement and the shareholder proposal urging the adoption of a policy to limit the benefits provided under the Company’s supplemental executive retirement plan were not approved.
Summary of Matters Voted Upon by Shareholders

	Number of Shares

	For	Withheld

Election of Class II Directors:
Victoria Buyniski Gluckman	1,484,300,656	35,137,117
Arthur D. Collins, Jr.	1,471,766,266	47,671,507
Olivia F. Kirtley	1,482,680,179	36,757,594
Jerry W. Levin	1,466,462,613	52,975,160
Richard G. Reiten	1,480,693,489	38,744,284

				Broker
	For	Against	Abstain	Non-Vote

Ratification of Selection of Auditor	1,481,298,955	25,679,520	12,459,295
Proposal to Approve the U.S. Bancorp 2007 Stock Incentive Plan	1,085,203,983	137,394,656	24,171,210	272,667,924
Proposal to Approve an Amendment to the Company’s Restated Certificate of Incorporation to Provide for the Annual Election of All Directors	1,479,752,398	21,060,366	18,625,006
Proposal to Annually Ratify the Compensation Paid to the Executive Officers Named in the Company’s Proxy Statement	510,170,148	680,310,200	56,222,578	272,734,847
Proposal to Establish a Policy Limiting the Benefits Provided Under the Company’s Supplemental Executive Retirement Plan	385,373,759	825,977,162	35,387,398	272,699,454

For a copy of the meeting minutes, please write to the Office of the Corporate Secretary, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.

32	U.S. Bancorp

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

U.S. Bancorp	33

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: May 10, 2007

34	U.S. Bancorp

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended
(Dollars in Millions)			March 31, 2007

Earnings
1.	Net income		$1,130
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		493

3.	Income before income taxes (1 + 2)		$1,623

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$863
	b.	Portion of rents representative of interest and amortization of debt expense	19

	c.	Fixed charges excluding interest on deposits (4a + 4b)	882
	d.	Interest on deposits	675

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,557

5.	Amortization of interest capitalized		$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,505
7.	Earnings including interest on deposits (3 + 4e + 5)		3,180
8.	Fixed charges excluding interest on deposits (4c)		882
9.	Fixed charges including interest on deposits (4e)		1,557
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		2.84
11.	Including interest on deposits (line 7/line 9)		2.04

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	35

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

/s/ Richard K. Davis

Richard K. Davis
Chief Executive Officer
Dated: May 10, 2007

36	U.S. Bancorp

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Andrew Cecere, certify that:
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

/s/ Andrew Cecere

Andrew Cecere
Chief Financial Officer
Dated: May 10, 2007

U.S. Bancorp	37

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere

Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer
Dated: May 10, 2007

38	U.S. Bancorp

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