Form 10-Q
period 2007-06-30
US BANCORP \DE\
filed 2007-08-09
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2007 1,726,437,268 shares

Table of Contents and Form 10-Q Cross Reference Index
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, effects of critical accounting policies and judgments, and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk. For discussion of these and other risks that may cause actual results to differ from expectations, refer to our Annual Report on Form 10-K for the year ended December 31, 2006, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,650	$1,697	(2.8)%	$3,316	$3,422	(3.1)%
Noninterest income	1,852	1,752	5.7	3,547	3,366	5.4
Securities gains (losses), net	3	3	—	4	3	33.3

Total net revenue	3,505	3,452	1.5	6,867	6,791	1.1
Noninterest expense	1,640	1,530	7.2	3,185	3,030	5.1
Provision for credit losses	191	125	52.8	368	240	53.3

Income before taxes	1,674	1,797	(6.8)	3,314	3,521	(5.9)
Taxable-equivalent adjustment	18	11	63.6	35	21	66.7
Applicable income taxes	500	585	(14.5)	993	1,146	(13.4)

Net income	$1,156	$1,201	(3.7)	$2,286	$2,354	(2.9)

Net income applicable to common equity	$1,141	$1,184	(3.6)	$2,256	$2,337	(3.5)

Per Common Share
Earnings per share	$.66	$.66	—%	$1.29	$1.30	(.8)%
Diluted earnings per share	.65	.66	(1.5)	1.27	1.29	(1.6)
Dividends declared per share	.40	.33	21.2	.80	.66	21.2
Book value per share	11.19	10.89	2.8
Market value per share	32.95	30.88	6.7
Average common shares outstanding	1,736	1,781	(2.5)	1,744	1,791	(2.6)
Average diluted common shares outstanding	1,760	1,805	(2.5)	1,770	1,816	(2.5)
Financial Ratios
Return on average assets	2.09%	2.27%		2.09%	2.25%
Return on average common equity	23.0	24.3		22.7	23.8
Net interest margin (taxable-equivalent basis) (a)	3.44	3.68		3.47	3.74
Efficiency ratio (b)	46.8	44.4		46.4	44.6
Average Balances
Loans	$145,653	$139,370	4.5%	$145,176	$138,579	4.8%
Loans held for sale	4,334	3,555	21.9	4,090	3,412	19.9
Investment securities	40,704	40,087	1.5	40,791	39,885	2.3
Earning assets	192,301	184,890	4.0	191,721	184,000	4.2
Assets	222,022	212,407	4.5	220,774	211,222	4.5
Noninterest-bearing deposits	27,977	28,949	(3.4)	27,828	28,893	(3.7)
Deposits	118,975	121,233	(1.9)	119,847	120,701	(.7)
Short-term borrowings	29,524	22,246	32.7	28,114	23,295	20.7
Long-term debt	44,655	41,225	8.3	43,804	39,735	10.2
Shareholders’ equity	20,895	20,556	1.6	21,052	20,353	3.4

	June 30, 2007	December 31, 2006

Period End Balances
Loans	$145,708	$143,597	1.5%
Allowance for credit losses	2,260	2,256	.2
Investment securities	39,514	40,117	(1.5)
Assets	222,530	219,232	1.5
Deposits	119,702	124,882	(4.1)
Long-term debt	45,946	37,602	22.2
Shareholders’ equity	20,330	21,197	(4.1)
Regulatory capital ratios
Tier 1 capital	8.5%	8.8%
Total risk-based capital	13.0	12.6
Leverage	7.9	8.2
Tangible common equity	5.2	5.5

(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,156 million for the second quarter of 2007 or $.65 per diluted share, compared with $1,201 million, or $.66 per diluted share for the second quarter of 2006. Return on average assets and return on average common equity were 2.09 percent and 23.0 percent, respectively, for the second quarter of 2007, compared with returns of 2.27 percent and 24.3 percent, respectively, for the second quarter of 2006. The Company’s results for the second quarter of 2007 declined from the same period of 2006, as strong fee-based revenue growth was more than offset by a $35 million gain in the second quarter of 2006 from the initial public offering of a cardholder association, as well as an expected increase in credit costs due to the prior year favorable impact on charge-offs as a result of changes in bankruptcy laws, and lower net interest income.
     Total net revenue, on a taxable-equivalent basis, for the second quarter of 2007, was $53 million (1.5 percent) higher than the second quarter of 2006, primarily reflecting a 5.7 percent increase in noninterest income, partially offset by a 2.8 percent decline in net interest income from a year ago. Noninterest income growth was driven primarily by organic business growth, offset somewhat by the impact in the second quarter of 2006 of a $35 million gain from the initial public offering of a cardholder association.
     Total noninterest expense in the second quarter of 2007 was $110 million (7.2 percent) higher than in the second quarter of 2006, principally due to investments in business initiatives, higher operating and business integration costs associated with recent acquisitions, costs related to tax-advantaged investments and an increase in merchant airline processing primarily due to sales volumes and recent business expansion with a major airline. Growth in expenses from a year ago was partially offset by a debt prepayment charge recorded in the second quarter of 2006.
     The provision for credit losses for the second quarter of 2007 increased $66 million (52.8 percent), compared with the second quarter of 2006. The increase in the provision for credit losses from a year ago reflected expected losses from strong growth in credit card accounts. Also, the provision for credit losses in the second quarter of 2006 partially reflected the favorable residual impact on net charge-offs, principally for credit cards and other retail charge-offs, due to changes in bankruptcy laws in late 2005. Net charge-offs in the second quarter of 2007 were $191 million, compared with $125 million in the second quarter of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     The Company reported net income of $2,286 million for the first six months of 2007 or $1.27 per diluted share, compared with $2,354 million, or $1.29 per diluted share for the first six months of 2006. Return on average assets and return on average common equity were 2.09 percent and 22.7 percent, respectively, for the first six months of 2007, compared with returns of 2.25 percent and 23.8 percent, respectively, for the first six months of 2006. The Company’s results for the first six months of 2007 declined from the same period of 2006, as growth in fee-based revenue was more than offset by lower net interest income, increased credit costs reflecting the prior year favorable impact on charge-offs as a result of changes in bankruptcy laws, and operating costs of acquired businesses and other business initiatives.
     Total net revenue, on a taxable-equivalent basis, for the first six months of 2007, was $76 million (1.1 percent) higher than the first six months of 2006, primarily reflecting a 5.4 percent increase in noninterest income, partially offset by a 3.1 percent decline in net interest income from a year ago. Noninterest income growth was driven by organic business growth and expansion in payment processing and trust businesses. Fee-based revenue growth was partially offset by the net favorable impact in the first six months of 2006 of $52 million from several previously reported items, including a $44 million trading gain related to certain derivatives, a $35 million gain from the initial public offering of a cardholder association and a $10 million gain related to a favorable settlement in the merchant processing business, offset by a $37 million reduction in mortgage banking revenue due principally to the adoption of fair value accounting standards for mortgage servicing rights (“MSRs”).
     Total noninterest expense in the first six months of 2007 was $155 million (5.1 percent) higher than in the first six months of 2006, principally due to investments in business initiatives, higher operating and business integration costs associated with recent acquisitions,

U.S. Bancorp	3

costs related to tax-advantaged investments and an increase in merchant airline processing primarily due to sales volumes and recent business expansion with a major airline. Growth in expenses from a year ago was partially offset by an $11 million debt prepayment charge recorded in the first six months of 2006.
     The provision for credit losses for the first six months of 2007 increased $128 million (53.3 percent), compared with the same period of 2006. The increase in the provision for credit losses from a year ago reflected expected losses from strong growth in credit card accounts. Also, the provision for credit losses in the first six months of 2006 partially reflected the favorable residual impact on net charge-offs of changes in bankruptcy laws in late 2005. Net charge-offs in the first six months of 2007 were $368 million, compared with $240 million in the first six months of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,650 million in the second quarter of 2007, compared with $1,697 million in the second quarter of 2006. Net interest income, on a taxable-equivalent basis, was $3,316 million in the first six months of 2007, compared with $3,422 million in the first six months of 2006. Average earning assets increased $7.4 billion (4.0 percent) and $7.7 billion (4.2 percent) in the second quarter and first six months of 2007, respectively, compared with the same periods of 2006. The increases were primarily driven by growth in total average loans of $6.3 billion (4.5 percent) and $6.6 billion (4.8 percent) in the second quarter and first six months of 2007, respectively, compared with the same periods of 2006. The positive impact on net interest income from the growth in earning assets was more than offset by a lower net interest margin. The net interest margin in the second quarter and first six months of 2007 was 3.44 percent and 3.47 percent, respectively, compared with 3.68 percent and 3.74 percent, respectively, for the same periods of 2006, reflecting the competitive environment and the impact of the flat yield curve during the past several quarters. Compared with the same periods of 2006, credit spreads tightened by approximately 9 basis points in the second quarter and 10 basis points in the first six months of 2007 across most lending products due to competitive loan pricing. In addition, funding costs were higher as rates on interest-bearing deposits increased and the funding mix continued to shift toward higher cost deposits and other sources. An increase in loan fees partially offset these factors.
            The Company anticipates the net interest margin to remain relatively stable throughout the remainder of the year. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
     Average loans for the second quarter and first six months of 2007 were $6.3 billion (4.5 percent) and $6.6 billion (4.8 percent) higher, respectively, than the same periods of 2006, reflecting growth in retail loans, commercial loans and residential mortgages, partially offset by a decline in total commercial real estate loans. Average credit card balances for the second quarter and first six months of 2007 increased $1.8 billion (23.9 percent) and $1.6 billion (22.6 percent), respectively, compared with the same periods of 2006, as a result of growth in branch originated, co-branded and financial institution partner portfolios.
     Average investment securities in the second quarter and first six months of 2007 were $.6 billion (1.5 percent) and $.9 billion (2.3 percent) higher, respectively, than the same periods of 2006, driven primarily by an increase in the municipal securities portfolio, partially offset by a reduction in mortgage-backed assets.
     Average noninterest-bearing deposits for the second quarter and first six months of 2007 decreased $1.0 billion (3.4 percent) and $1.1 billion (3.7 percent), respectively, compared with the same periods of 2006, reflecting a decline in business demand deposits within most lines of business as customers reduced excess liquidity to fund business growth and reinvested excess funds in interest-bearing deposit and sweep products. The decline in business demand account balances was partially offset by higher corporate trust deposits, driven by acquisitions and business growth.
     Average total savings deposits remained relatively flat in the second quarter and first six months of 2007, compared with the same periods of 2006, as increases in interest checking balances were offset by declines in money market and savings balances, primarily within Consumer Banking. Interest checking balances for the second quarter and first six months of 2007 increased $2.5 billion (10.8 percent) and $2.2 billion (9.6 percent), respectively, compared with the same periods of 2006, due to higher broker-dealer, government and institutional trust balances. Average money market and savings balances for the second quarter and first six months of 2007 decreased $2.7 billion (8.1 percent) and $2.3 billion (7.0 percent), respectively, compared with the same periods of 2006, as a result of the Company’s deposit pricing decisions

4	U.S. Bancorp

for money market products in relation to other fixed-rate deposit products. A portion of branch-based money market savings accounts migrated to fixed-rate time certificates, as customers took advantage of higher interest rates for these products.
     Average time certificates of deposit less than $100,000 were higher in the second quarter and first six months of 2007 by $1.0 billion (7.5 percent) and $1.1 billion (8.4 percent), respectively, compared with the same periods of 2006. The year-over-year growth in time certificates less than $100,000 was primarily due to consumer-based time deposits, reflecting customer migration to higher rate deposit products. Average time deposits greater than $100,000 decreased $2.2 billion (9.7 percent) and $.9 billion (3.9 percent) in the second quarter and first six months of 2007, respectively, compared with the same periods of 2006. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed at levels deemed appropriate, given alternative funding sources.
Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2007 increased $66 million (52.8 percent) and $128 million (53.3 percent), respectively, compared with the same periods of 2006. The increases in the provision for credit losses in the second quarter and first six months of 2007 from the same periods a year ago reflected expected losses from strong growth in credit card accounts. Also, the provision for credit losses in the second quarter and first six months of 2006 partially reflected the favorable residual impact on net charge-offs of changes in bankruptcy laws in late 2005. Net charge-offs were $191 million in the second quarter and $368 million in the first six months of 2007, compared with $125 million in the second quarter and $240 million in the first six months of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in the second quarter and first six months of 2007 was $1,855 million and $3,551 million, respectively, compared with $1,755 million and $3,369 million in the same periods of 2006. The $100 million (5.7 percent) increase during the second quarter and $182 million (5.4 percent) increase during the first six months of 2007, compared with the same periods in 2006, were driven by organic growth offset somewhat by a $35 million gain on the initial public offering of a cardholder association recorded in the second quarter of 2006. In addition, certain revenue categories were impacted by accounting items in the first six months of 2006.
     The growth in credit and debit card revenue was primarily driven by an increase in customer accounts and higher customer transaction volumes from a year ago. The corporate payment products revenue growth reflected organic growth in sales volumes and card usage, and an acquired business. Merchant processing services revenue growth reflected an increase in customers and sales volumes and business expansion. Trust and investment management fees increased year-over-year due to core account growth and favorable market conditions. Deposit service charges grew year-over-year primarily due to increased transaction-related fees and continued growth in net new checking accounts. Treasury management fees increased over the

Table 2	Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2007	2006	Change	2007	2006	Change

Credit and debit card revenue	$228	$202	12.9%	$433	$384	12.8%
Corporate payment products revenue	157	139	12.9	302	266	13.5
ATM processing services	62	61	1.6	121	120	.8
Merchant processing services	285	253	12.6	535	466	14.8
Trust and investment management fees	342	314	8.9	664	611	8.7
Deposit service charges	272	264	3.0	515	496	3.8
Treasury management fees	126	116	8.6	237	223	6.3
Commercial products revenue	105	107	(1.9)	205	211	(2.8)
Mortgage banking revenue	68	75	(9.3)	135	99	36.4
Investment products fees and commissions	38	42	(9.5)	72	80	(10.0)
Securities gains (losses), net	3	3	—	4	3	33.3
Other	169	179	(5.6)	328	410	(20.0)

Total noninterest income	$1,855	$1,755	5.7%	$3,551	$3,369	5.4%

U.S. Bancorp	5

prior year due to higher transaction volumes and customer growth.
     Favorable changes in fee-based revenue were partially offset by a decline in other income. The reduction in other income in the second quarter of 2007, compared with the second quarter of 2006, reflected the $35 million gain recognized in the second quarter of 2006 related to the initial public offering of a cardholder association, partially offset by an increase in revenue from incremental investment in a bank-owned life insurance program and higher revenue from equity investments. In addition, the reduction in other income in the first six months of 2007, compared with the first six months of 2006, resulted from a $44 million trading gain recognized in the first quarter of 2006 related to terminating certain interest rate swaps previously designated as cash flow hedges that did not qualify as hedges in accordance with Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities”, as well as a $10 million favorable settlement within the merchant processing business recorded in the prior year. Mortgage banking revenue declined in the second quarter of 2007, compared with the same period of the prior year, as growth in both production gains and servicing income was more than offset by an adverse change in the valuation of MSRs and corresponding MSR economic hedges due to changes in interest rates late in the second quarter of 2007. Mortgage banking revenue increased in the first six months of 2007 due to changes in accounting for MSRs and mortgage banking revenue that resulted in a $37 million reduction in revenue in the first quarter of 2006.
Noninterest Expense Noninterest expense was $1,640 million in the second quarter and $3,185 million in the first six months of 2007, reflecting increases of $110 million (7.2 percent) and $155 million (5.1 percent), respectively, from the same periods of 2006. Compensation expense increased due to ongoing bank operations and acquired businesses. Net occupancy and equipment expense increased primarily due to acquisitions and branch-based business initiatives. Professional services expense increased due to revenue enhancing business initiatives and higher legal costs associated with litigation and the establishment of a bank charter in Ireland to support pan-European payment processing. Marketing and business development expense increased year-over-year due to the timing of customer promotions, solicitations and advertising activities. Postage, printing and supplies expense increased due to changes in postal rates and increases in customer-related operations. Other intangibles expense increased from the same periods of 2006 due to recent acquisitions in Consumer Banking, Wealth Management and Payment Services. Other expense increased over the prior year due to an increase in the Company’s merchant airline processing, driven by volumes and the impact of the recent signing of a contract with a major airline. Changes in other expense also reflected an increase in the costs related to tax-advantaged investments, integration expenses related to recent acquisitions and higher credit-related costs for other real estate owned and loan collection activities. These expense increases were partially offset by an $11 million debt prepayment charge recorded in the second quarter of 2006.
Income Tax Expense The provision for income taxes was $500 million (an effective rate of 30.2 percent) for the second quarter and $993 million (an effective rate of 30.3 percent) for the first six months of 2007,

Table 3	Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2007	2006	Change	2007	2006	Change

Compensation	$659	$627	5.1%	$1,294	$1,260	2.7%
Employee benefits	123	123	—	256	256	—
Net occupancy and equipment	171	161	6.2	336	326	3.1
Professional services	59	41	43.9	106	76	39.5
Marketing and business development	64	58	10.3	112	98	14.3
Technology and communications	126	127	(.8)	251	244	2.9
Postage, printing and supplies	71	66	7.6	140	132	6.1
Other intangibles	95	89	6.7	189	174	8.6
Debt prepayment	—	11	*	—	11	*
Other	272	227	19.8	501	453	10.6

Total noninterest expense	$1,640	$1,530	7.2%	$3,185	$3,030	5.1%

Efficiency ratio (a)	46.8%	44.4%		46.4%	44.6%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

compared with $585 million (an effective rate of 32.8 percent) and $1,146 million (an effective rate of 32.7 percent) for the same periods of 2006. For further information on income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $145.7 billion at June 30, 2007, compared with $143.6 billion at December 31, 2006, an increase of $2.1 billion (1.5 percent). The increase was driven by growth in retail loans, residential mortgages and commercial loans, partially offset by a decrease in commercial real estate loans. The $.3 billion (.6 percent) increase in commercial loans was primarily driven by seasonal increases in corporate payment card balances.
     Commercial real estate loans decreased slightly to $28.4 billion at June 30, 2007, compared with $28.6 billion at December 31, 2006. The decline in commercial real estate balances reflected current unfavorable real estate market conditions in certain industry sectors and the excess liquidity in the capital markets.
     Residential mortgages held in the loan portfolio increased $.7 billion (3.3 percent) at June 30, 2007, compared with December 31, 2006, reflecting an increase in consumer finance originations.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $1.4 billion (2.9 percent) at June 30, 2007, compared with December 31, 2006. The increase was primarily driven by growth in credit card, installment and home equity loans, partially offset by decreases in retail leasing and student loan balances.
     At June 30, 2007, the residential and home equity and second mortgage portfolios included approximately $3.2 billion and $.9 billion, respectively, of loans to customers that may be defined as sub-prime borrowers. Together, these balances represented 2.8 percent of the Company’s total loans outstanding at June 30, 2007.
Loans Held for Sale At June 30, 2007, loans held for sale, consisting of residential mortgages, student loans and other selective loans to be sold in the secondary market, were $4.6 billion, compared with $3.3 billion at December 31, 2006. The increase in loans held for sale was principally due to seasonal loan originations and the timing of sales during the first six months of 2007.
Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $39.5 billion at June 30, 2007, compared with $40.1 billion at December 31, 2006, reflecting purchases of $3.0 billion of securities, which were more than offset by sales, maturities, prepayments and a $.7 billion increase in the unrealized loss on the available-for-sale portfolio. As of June 30, 2007, and December 31, 2006, approximately 37 percent of the investment securities portfolio represented adjustable-rate financial instruments. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts and asset-backed securities.
Deposits Total deposits were $119.7 billion at June 30, 2007, compared with $124.9 billion at December 31, 2006, a decrease of $5.2 billion (4.1 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits, money market savings accounts and time deposits greater than $100,000, partially offset by an increase in interest checking accounts. The $2.6 billion (8.0 percent) decrease in noninterest-bearing deposits was primarily due to a decline of business demand deposits. The

Table 4	Available-for-Sale Investment Securities

	June 30, 2007				December 31, 2006

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
(Dollars in Millions)	Cost	Value	Years	Yield (c)	Cost	Value	Years	Yield (c)

U.S. Treasury and agencies	$474	$469	9.9	5.93%	$472	$467	10.1	5.94%
Mortgage-backed securities (a)	32,597	31,439	7.5	5.12	34,465	33,787	5.6	5.10
Asset-backed securities (a)	6	6	.1	5.65	7	7	.1	5.32
Obligations of state and political subdivisions (b)	5,798	5,695	12.0	6.69	4,463	4,539	9.7	6.68
Other debt securities	1,546	1,510	28.1	6.20	994	993	23.8	6.08
Other investments	306	314	—	6.73	229	237	—	6.26

Total available-for-sale investment securities	$40,727	$39,433	9.0	5.41%	$40,630	$40,030	6.6	5.32%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

U.S. Bancorp	7

$1.7 billion (6.3 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products. Time deposits greater than $100,000 decreased $2.5 billion (11.1 percent) at June 30, 2007, compared with December 31, 2006. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. Interest checking account balances increased $.9 billion (3.6 percent) due to higher trust and custody balances and a migration from noninterest-bearing accounts within government banking.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, securities sold under agreements to repurchase and other short-term borrowings, were $27.2 billion at June 30, 2007, compared with $26.9 billion at December 31, 2006. Short-term funding is managed within approved liquidity policies. Long-term debt was $45.9 billion at June 30, 2007, compared with $37.6 billion at December 31, 2006, reflecting the issuances of $3.0 billion of convertible senior debentures, $1.3 billion of subordinated notes, $1.3 billion of bank notes and $.5 billion of junior subordinated debentures, and the net addition of $4.4 billion of Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.7 billion of bank note maturities. The $8.3 billion (22.2 percent) increase in long-term debt reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $376 million at June 30, 2007, compared with $349 million at December 31, 2006. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was ..26 percent at June 30, 2007, compared with ..24 percent at December 31, 2006.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a

8	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2007	2006

Commercial
Commercial	.08%	.06%
Lease financing	.02	—

Total commercial	.07	.05
Commercial real estate
Commercial mortgages	—	.01
Construction and development	—	.01

Total commercial real estate	—	.01
Residential mortgages	.50	.45
Retail
Credit card	1.63	1.75
Retail leasing	.05	.03
Other retail	.23	.23

Total retail	.48	.48

Total loans	.26%	.24%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2007	2006

Commercial	.44%	.57%
Commercial real estate	.69	.53
Residential mortgages (a)	.69	.62
Retail	.55	.58

Total loans	.57%	.57%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 2.90 percent at June 30, 2007, and 3.11 percent at December 31, 2006.

consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection, including nonperforming status.

U.S. Bancorp	9

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages
30-89 days	$171	$154	.78%	.72%
90 days or more	111	95	.50	.45
Nonperforming	41	36	.19	.17

Total	$323	$285	1.47%	1.34%

Retail
Credit card
30-89 days	$199	$204	2.12%	2.35%
90 days or more	154	152	1.63	1.75
Nonperforming	20	31	.21	.36

Total	$373	$387	3.96%	4.46%
Retail leasing
30-89 days	$27	$34	.41%	.49%
90 days or more	3	2	.05	.03
Nonperforming	—	—	—	—

Total	$30	$36	.46%	.52%
Home equity and second mortgages
30-89 days	$61	$79	.38%	.51%
90 days or more	28	28	.18	.18
Nonperforming	15	14	.09	.09

Total	$104	$121	.65%	.78%
Other retail
30-89 days	$133	$131	.79%	.80%
90 days or more	47	44	.28	.27
Nonperforming	4	3	.02	.02

Total	$184	$178	1.09%	1.09%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Retail

	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

Residential mortgages
30-89 days	.88%	.83%	.71%	.66%
90 days or more	.68	.64	.38	.32
Nonperforming	.27	.19	.13	.16

Total	1.83%	1.66%	1.22%	1.14%

Retail
Credit card
30-89 days	—%	—%	2.12%	2.35%
90 days or more	—	—	1.63	1.75
Nonperforming	—	—	.21	.36

Total	—%	—%	3.96%	4.46%
Retail leasing
30-89 days	—%	—%	.41%	.49%
90 days or more	—	—	.05	.03
Nonperforming	—	—	—	—

Total	—%	—%	.46%	.52%
Home equity and second mortgages
30-89 days	1.64%	1.64%	.22%	.35%
90 days or more	.98	.79	.07	.10
Nonperforming	.11	.11	.09	.09

Total	2.73%	2.54%	.38%	.54%
Other retail
30-89 days	4.33%	4.30%	.70%	.71%
90 days or more	.96	.76	.26	.26
Nonperforming	—	—	.02	.02

Total	5.29%	5.06%	.98%	.99%

Within the consumer finance division at June 30, 2007, approximately $130 million and $54 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with

10	U.S. Bancorp

Table 6	Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2007	2006

Commercial
Commercial	$128	$196
Lease financing	44	40

Total commercial	172	236
Commercial real estate
Commercial mortgages	90	112
Construction and development	107	38

Total commercial real estate	197	150
Residential mortgages	41	36
Retail
Credit card	20	31
Retail leasing	—	—
Other retail	19	17

Total retail	39	48

Total nonperforming loans	449	470
Other real estate (b)	103	95
Other assets	13	22

Total nonperforming assets	$565	$587

Accruing loans 90 days or more past due	$376	$349
Nonperforming loans to total loans	.31%	.33%
Nonperforming assets to total loans plus other real estate (b)	.39%	.41%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2006	$406	$181	$587
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	222	24	246
Advances on loans	6	—	6

Total additions	228	24	252
Reductions in nonperforming assets
Paydowns, payoffs	(78)	(12)	(90)
Net sales	(63)	—	(63)
Return to performing status	(20)	(1)	(21)
Charge-offs (c)	(94)	(6)	(100)

Total reductions	(255)	(19)	(274)

Net additions to (reductions in) nonperforming assets	(27)	5	(22)

Balance June 30, 2007	$379	$186	$565

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $85 million and $83 million of foreclosed GNMA loans which continue to accrue interest at June 30, 2007, and December 31, 2006, respectively.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

$105 million and $50 million, respectively, at December 31, 2006.
Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At June 30, 2007, total nonperforming assets were $565 million, compared with $587 million at December 31, 2006. The ratio of total nonperforming assets to total loans and other real estate decreased to .39 percent at June 30, 2007, compared with .41 percent at December 31, 2006.
     Included in nonperforming loans were restructured loans of $34 million at June 30, 2007, compared with $38 million at December 31, 2006. At June 30, 2007, the Company had $2 million of commitments to lend additional funds under restructured loans, compared with no commitments at December 31, 2006.
     Other real estate included in nonperforming assets was $103 million at June 30, 2007, compared with $95 million at December 31, 2006, and was primarily related to properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances.

U.S. Bancorp	11

The following table provides an analysis of other real estate as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages and home equity and second mortgages
Michigan	$20	$17	3.53%	2.90%
Ohio	11	12	.44	.48
Minnesota	11	11	.21	.21
Colorado	7	7	.25	.28
Missouri	6	6	.23	.25
All other states	46	38	.19	.16

Total residential mortgages and home equity and second mortgages	101	91	.27	.25
Commercial real estate and construction	2	4	.01	.01

Total	$103	$95	.07%	.07%

     Within other real estate in the table above, approximately $53 million at June 30, 2007, and $41 million at December 31, 2006, were from portfolios that may be defined as sub-prime.
     Based on existing economic and market conditions, the Company expects nonperforming assets to increase modestly over the next several quarters.
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
The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Commercial	$12	$18	.03%	.04%
Commercial real estate	—	1	—	—
Residential mortgages	87	80	.40	.38
Credit card	291	267	3.09	3.08
Other retail	45	39	.11	.10

Total	$435	$405	.30%	.28%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $191 million and $368 million during the second quarter and first six months of 2007, respectively, compared with net charge-offs of $125 million and $240 million, respectively, for the same periods of 2006. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis in the second quarter and first six months of 2007 was .53 percent and ..51 percent, respectively, compared with .36 percent and .35 percent, respectively, for the same periods of 2006. The expected year-over-year increases in total net charge-offs were due primarily to an anticipated increase in consumer charge-offs, specifically related to strong credit card growth, lower credit card charge-offs in prior periods related to the impact of changes in bankruptcy legislation that went into effect in late 2005 and the impact of implementing minimum balance payment programs for consumer loans.
     Commercial and commercial real estate loan net charge-offs for the second quarter of 2007 were $38 million (.20 percent of average loans outstanding on an annualized basis), compared with $20 million (.11 percent of average loans outstanding on an annualized basis) for the second quarter of 2006. Commercial and commercial real estate loan net charge-offs for the first six months of 2007 were $74 million (.20 percent of average loans outstanding on an annualized basis), compared with $34 million (.09 percent of average loans outstanding on an annualized basis) for the first six months of 2006. The Company expects commercial and commercial real estate net charge-offs to continue to increase somewhat over the next several quarters, due to higher gross charge-offs and lower loan recoveries.

12	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Commercial
Commercial	.20%	.13%	.26%	.09%
Lease financing	.57	.54	.40	.55

Total commercial	.25	.18	.27	.15
Commercial real estate
Commercial mortgages	.14	(.02)	.08	.01
Construction and development	.09	.05	.05	.02

Total commercial real estate	.13	—	.07	.01
Residential mortgages	.28	.21	.25	.17
Retail
Credit card	3.56	2.72	3.52	2.67
Retail leasing	.24	.11	.21	.17
Home equity and second mortgages	.41	.35	.41	.34
Other retail	.89	.77	.89	.82

Total retail	1.15	.84	1.13	.85

Total loans	.53%	.36%	.51%	.35%

     Retail loan net charge-offs for the second quarter of 2007 were $138 million (1.15 percent of average loans outstanding on an annualized basis), compared with $94 million (.84 percent of average loans outstanding on an annualized basis) for the second quarter of 2006. Retail loan net charge-offs for the first six months of 2007 were $267 million (1.13 percent of average loans outstanding on an annualized basis), compared with $188 million (.85 percent of average loans outstanding on an annualized basis) for the first six months of 2006. The increase in retail loan net charge-offs reflected the impact of bankruptcy legislation changes that occurred in late 2005 and the implementation of the minimum balance payment requirements for credit cards. The Company anticipates slightly higher delinquencies in the retail portfolios and that net charge-offs will continue to increase modestly during the remainder of 2007.
The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

	Three Months Ended June 30				Six Months Ended June 30

			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Consumer Finance (a)
Residential mortgages	$8,969	$7,295	.58%	.49%	$8,731	$7,055	.55%	.46%
Home equity and second mortgages	1,836	1,984	2.40	1.62	1,853	2,021	2.29	1.50
Other retail	412	402	1.95	3.99	406	403	2.48	4.50
Other Retail
Residential mortgages	$12,862	$13,573	.06%	.06%	$12,969	$13,872	.05%	.03%
Home equity and second mortgages	13,899	13,051	.14	.15	13,793	12,964	.16	.16
Other retail	16,193	14,725	.87	.68	16,116	14,634	.85	.72
Total Company
Residential mortgages	$21,831	$20,868	.28%	.21%	$21,700	$20,927	.25%	.17%
Home equity and second mortgages	15,735	15,035	.41	.35	15,646	14,985	.41	.34
Other retail	16,605	15,127	.89	.77	16,522	15,037	.89	.82

(a)	Consumer finance category included credit originated and managed by US Bank Consumer Finance as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

U.S. Bancorp	13

Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percent of average loans outstanding for this division:

	Three Months Ended June 30				Six Months Ended June 30

			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Residential mortgages
Sub-prime borrowers	$3,134	$2,558	1.15%	.94%	$3,070	$2,404	1.12%	.84%
Other borrowers	5,835	4,737	.27	.25	5,661	4,651	.25	.26

Total	$8,969	$7,295	.58%	.49%	$8,731	$7,055	.55%	.46%
Home equity and second mortgages
Sub-prime borrowers	$911	$827	3.08%	1.94%	$911	$813	2.88%	1.74%
Other borrowers	925	1,157	1.73	1.39	942	1,208	1.71	1.34

Total	$1,836	$1,984	2.40%	1.62%	$1,853	$2,021	2.29%	1.50%

Analysis and Determination of the Allowance for Credit Losses  The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2007, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2006. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
     At June 30, 2007, the allowance for credit losses was $2,260 million (1.55 percent of loans), compared with an allowance of $2,256 million (1.57 percent of loans) at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 503 percent at June 30, 2007, compared with 480 percent at December 31, 2006. The ratio of the allowance for credit losses to annualized loan net charge-offs was 295 percent at June 30, 2007, compared with 415 percent at December 31, 2006.
Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2007, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2006. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on residual value risk management.
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

14	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$2,260	$2,251	$2,256	$2,251
Charge-offs
Commercial
Commercial	34	24	79	52
Lease financing	15	13	29	25

Total commercial	49	37	108	77
Commercial real estate
Commercial mortgages	8	3	10	6
Construction and development	2	1	2	1

Total commercial real estate	10	4	12	7
Residential mortgages	16	11	28	19
Retail
Credit card	98	59	187	113
Retail leasing	6	6	11	13
Home equity and second mortgages	18	16	36	32
Other retail	55	43	107	90

Total retail	177	124	341	248

Total charge-offs	252	176	489	351
Recoveries
Commercial
Commercial	13	11	26	34
Lease financing	7	6	18	11

Total commercial	20	17	44	45
Commercial real estate
Commercial mortgages	1	4	2	5
Construction and development	—	—	—	—

Total commercial real estate	1	4	2	5
Residential mortgages	1	—	1	1
Retail
Credit card	17	9	32	17
Retail leasing	2	4	4	7
Home equity and second mortgages	2	3	4	7
Other retail	18	14	34	29

Total retail	39	30	74	60

Total recoveries	61	51	121	111
Net Charge-offs
Commercial
Commercial	21	13	53	18
Lease financing	8	7	11	14

Total commercial	29	20	64	32
Commercial real estate
Commercial mortgages	7	(1)	8	1
Construction and development	2	1	2	1

Total commercial real estate	9	—	10	2
Residential mortgages	15	11	27	18
Retail
Credit card	81	50	155	96
Retail leasing	4	2	7	6
Home equity and second mortgages	16	13	32	25
Other retail	37	29	73	61

Total retail	138	94	267	188

Total net charge-offs	191	125	368	240

Provision for credit losses	191	125	368	240
Acquisitions and other changes	—	—	4	—

Balance at end of period	$2,260	$2,251	$2,260	$2,251

Components
Allowance for loan losses	$2,028	$2,039
Liability for unfunded credit commitments	232	212

Total allowance for credit losses	$2,260	$2,251

Allowance for credit losses as a percentage of
Period-end loans	1.55%	1.61%
Nonperforming loans	503	500
Nonperforming assets	400	409
Annualized net charge-offs	295	449

U.S. Bancorp	15

risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk.
Net Interest Income Simulation Analysis Through this simulation, management estimates the impact on net interest income of gradual upward or downward changes of market interest rates over a one-year period, the effect of immediate and sustained parallel shifts in the yield curve and the effect of immediate and sustained flattening or steepening of the yield curve. The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At June 30, 2007, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. ALPC policy guidelines limit the estimated change in net interest income to 4.0 percent of forecasted net interest income over the succeeding 12 months. At June 30, 2007, and December 31, 2006, the Company was within its policy guidelines. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on net interest income simulation analysis.
Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at June 30, 2007. The up 200 basis point scenario resulted in a 9.2 percent decrease in the market value of equity at June 30, 2007, compared with a 6.7 percent decrease at December 31, 2006. The down 200 basis point scenario resulted in a ..6 percent decrease in the market value of equity at June 30, 2007, compared with a 1.8 percent decrease at December 31, 2006. At June 30, 2007, and December 31, 2006, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At June 30, 2007, the duration of assets, liabilities and equity was 2.0 years, 1.8 years and 2.7 years, respectively, compared with 1.8 years, 1.9 years and 1.6 years, respectively, at December 31, 2006. The duration of equity measures shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on market value of equity modeling.
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
Sensitivity of Net Interest Income:

	June 30, 2007				December 31, 2006

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	1.50%	(1.82)%	2.66%	(3.46)%	.42%	(1.43)%	.92%	(2.95)%

16	U.S. Bancorp

Table 9	Derivative Positions

	June 30, 2007			December 31, 2006

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$3,380	$(137)	42.79	$5,345	$27	22.97
Pay fixed/receive floating swaps	16,387	92	2.25	12,329	—	2.33
Futures and forwards
Buy	5,318	(22)	.11	4,008	—	.22
Sell	6,814	42	.13	2,816	3	.09
Options
Written	8,103	(4)	.13	7,544	(1)	.13
Foreign exchange contracts
Cross-currency swaps	1,777	40	9.30	386	14	8.61
Forwards	115	(2)	.04	318	1	.02
Equity contracts	85	(2)	2.67	86	4	2.95
Credit default swaps	66	(1)	4.08	25	(1)	4.72

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$11,376	$(160)	5.34	$10,371	$(42)	5.42
Pay fixed/receive floating swaps	11,370	219	5.34	10,341	98	5.42
Options
Purchased	1,743	10	1.96	1,899	5	1.92
Written	1,736	(9)	1.96	1,899	(3)	1.92
Risk participation agreements (a)
Purchased	201	—	7.65	206	—	6.62
Written	532	—	5.93	356	—	6.05
Foreign exchange rate contracts
Forwards and swaps
Buy	2,321	71	.40	2,092	52	.46
Sell	2,430	(64)	.37	2,033	(43)	.47
Options
Purchased	328	(3)	.63	408	(3)	.44
Written	328	3	.62	408	3	.44

(a)	At June 30, 2007, the credit equivalent amount was $2 million and $68 million, compared with $2 million and $50 million at December 31, 2006, for purchased and written risk participation agreements, respectively.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $42.0 billion of total notional amount of asset and liability management positions at June 30, 2007, $26.8 billion was designated as either cash flow or fair value hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. In connection with its mortgage banking operations, the Company held $2.5 billion of forward commitments to sell mortgage loans and $2.4 billion of unfunded mortgage loan commitments at June 30, 2007, that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9. The Company also utilizes U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to economically hedge the change in fair value of its residential MSRs.
     At June 30, 2007, the Company had less than $1 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and

U.S. Bancorp	17

losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2007 and the next 12 months is a loss of $12 million and $16 million, respectively.
     The change in the fair value of all other asset and liability management positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the second quarter and first six months of 2007. Gains or losses on customer-related positions were not material for the second quarter and first six months of 2007.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the second quarter and first six months of 2007 was not material.
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
     The Company’s market valuation risk for trading and non-trading positions, as estimated by the VaR analysis, was $1 million and $13 million, respectively, at June 30, 2007, compared with $1 million and $30 million, respectively, at December 31, 2006. At June 30, 2007, the Company’s VaR limit was $45 million. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on market risk management.
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
     At June 30, 2007, parent company long-term debt outstanding was $14.5 billion, compared with $11.4 billion at December 31, 2006. The $3.1 billion increase was primarily due to the issuances of $3.0 billion of convertible senior debentures and $.5 billion of junior subordinated debentures during the first six months of 2007. As of June 30, 2007, there was $1.3 billion of parent company debt scheduled to mature during the remainder of 2007.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.2 billion at June 30, 2007.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first six months of 2007, the Company returned 139 percent of earnings to its common shareholders through a combination of dividends and net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 10 provides a summary of capital ratios as of June 30, 2007, and December 31, 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $20.3 billion at June 30, 2007, compared with $21.2 billion at December 31, 2006. The decrease was the result of share repurchases and dividends, partially offset by corporate earnings.
     On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008.

18	U.S. Bancorp

Table 10	Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2007	2006

Tier 1 capital	$16,876	$17,036
As a percent of risk-weighted assets	8.5%	8.8%
As a percent of adjusted quarterly average assets (leverage ratio)	7.9%	8.2%
Total risk-based capital	$25,709	$24,495
As a percent of risk-weighted assets	13.0%	12.6%
Tangible common equity	$11,194	$11,703
As a percent of tangible assets	5.2%	5.5%

The following table provides a detailed analysis of all shares repurchased under this authorization during the second quarter of 2007:

			Maximum
	Total Number		Number of
	of Shares		Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program

April	5,052,241	$34.61	82,529,448
May	5,462,142	34.50	77,067,306
June	7,167,833	33.82	69,899,473

Total	17,682,216	$34.26	69,899,473

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
Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $278 million of the Company’s net income in the second quarter and $553 million in the first six months of 2007, or decreases of $27 million (8.9 percent) and $59 million (9.6 percent), respectively, compared with the same periods of 2006. The decreases were primarily driven by lower total net revenue, higher total noninterest expense and an increase in the provision for credit losses.
     Total net revenue decreased $19 million (2.7 percent) in the second quarter and $45 million (3.2 percent) in the first six months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, decreased $32 million (6.6 percent) in the second quarter and $58 million (6.0 percent) in the first six months of 2007, compared with the same periods of 2006. The decreases were driven by tighter credit spreads and a decline in average noninterest-bearing deposit balances as customers utilized their liquidity to fund business growth and to generate higher returns by investing excess funds in interest-bearing deposit and sweep products. The decreases were partially offset by growth in average loan balances and the margin benefit of deposits. The increase in average loans was driven by commercial loan growth during 2006 and the first six months of 2007. Noninterest income increased $13 million (5.8 percent) in the second quarter and $13 million (2.9 percent) in the first six months of 2007, compared with the same periods of 2006, as an increase in treasury management revenue was offset by lower capital markets revenue.
     Total noninterest expense increased $11 million (4.8 percent) in the second quarter and $13 million (2.8 percent) in the first six months of 2007, compared with the same periods of 2006, primarily as a result of increases in personnel expenses related to investments in select business units. The provision for credit losses increased $12 million in the second quarter and $33 million in the first six months of 2007, compared with the same periods of 2006. The unfavorable

U.S. Bancorp	19

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended June 30 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$453	$485	(6.6)%	$968	$967	.1%
Noninterest income	238	223	6.7	472	466	1.3
Securities gains (losses), net	—	2	*	—	—	—

Total net revenue	691	710	(2.7)	1,440	1,433	.5
Noninterest expense	238	227	4.8	633	599	5.7
Other intangibles	4	4	—	13	12	8.3

Total noninterest expense	242	231	4.8	646	611	5.7

Income before provision and income taxes	449	479	(6.3)	794	822	(3.4)
Provision for credit losses	12	—	*	77	55	40.0

Income before income taxes	437	479	(8.8)	717	767	(6.5)
Income taxes and taxable-equivalent adjustment	159	174	(8.6)	261	279	(6.5)

Net income	$278	$305	(8.9)	$456	$488	(6.6)

Average Balance Sheet Data
Commercial	$34,410	$33,266	3.4%	$6,492	$6,386	1.7%
Commercial real estate	16,687	17,344	(3.8)	11,079	10,686	3.7
Residential mortgages	70	54	29.6	21,300	20,363	4.6
Retail	66	38	73.7	35,514	33,618	5.6

Total loans	51,233	50,702	1.0	74,385	71,053	4.7
Goodwill	1,329	1,329	—	2,218	2,108	5.2
Other intangible assets	40	55	(27.3)	1,682	1,453	15.8
Assets	56,869	56,494	.7	85,170	80,777	5.4
Noninterest-bearing deposits	11,112	12,127	(8.4)	12,175	12,672	(3.9)
Interest checking	4,819	3,175	51.8	17,988	17,768	1.2
Savings products	5,054	5,572	(9.3)	19,671	21,365	(7.9)
Time deposits	9,392	13,254	(29.1)	20,094	18,483	8.7

Total deposits	30,377	34,128	(11.0)	69,928	70,288	(.5)
Shareholders’ equity	5,720	5,729	(.2)	6,353	6,393	(.6)

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Six Months Ended June 30 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$906	$964	(6.0)%	$1,930	$1,914	.8%
Noninterest income	463	448	3.3	902	849	6.2
Securities gains (losses), net	—	2	*	—	—	—

Total net revenue	1,369	1,414	(3.2)	2,832	2,763	2.5
Noninterest expense	465	452	2.9	1,258	1,204	4.5
Other intangibles	8	8	—	27	25	8.0

Total noninterest expense	473	460	2.8	1,285	1,229	4.6

Income before provision and income taxes	896	954	(6.1)	1,547	1,534	.8
Provision for credit losses	26	(7)	*	146	117	24.8

Income before income taxes	870	961	(9.5)	1,401	1,417	(1.1)
Income taxes and taxable-equivalent adjustment	317	349	(9.2)	510	516	(1.2)

Net income	$553	$612	(9.6)	$891	$901	(1.1)

Average Balance Sheet Data
Commercial	$34,546	$32,840	5.2%	$6,439	$6,351	1.4%
Commercial real estate	16,759	17,309	(3.2)	11,074	10,639	4.1
Residential mortgages	65	56	16.1	21,171	20,418	3.7
Retail	66	40	65.0	35,413	33,528	5.6

Total loans	51,436	50,245	2.4	74,097	70,936	4.5
Goodwill	1,329	1,329	—	2,212	2,106	5.0
Other intangible assets	42	57	(26.3)	1,640	1,393	17.7
Assets	56,803	55,837	1.7	84,571	80,408	5.2
Noninterest-bearing deposits	10,963	12,063	(9.1)	12,145	12,673	(4.2)
Interest checking	4,662	3,149	48.0	17,896	17,702	1.1
Savings products	5,391	5,431	(.7)	19,736	21,848	(9.7)
Time deposits	10,567	12,750	(17.1)	19,997	18,252	9.6

Total deposits	31,583	33,393	(5.4)	69,774	70,475	(1.0)
Shareholders’ equity	5,756	5,653	1.8	6,391	6,323	1.1

*	Not meaningful

20	U.S. Bancorp

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$120	$128	(6.3)%	$166	$156	6.4%	$(57)	$(39)	(46.2)%	$1,650	$1,697	(2.8)%
403	369	9.2	733	654	12.1	6	40	(85.0)	1,852	1,752	5.7
—	—	—	—	—	—	3	1	*	3	3	—

523	497	5.2	899	810	11.0	(48)	2	*	3,505	3,452	1.5
234	238	(1.7)	336	297	13.1	104	80	30.0	1,545	1,441	7.2
23	22	4.5	55	51	7.8	—	—	—	95	89	6.7

257	260	(1.2)	391	348	12.4	104	80	30.0	1,640	1,530	7.2

266	237	12.2	508	462	10.0	(152)	(78)	(94.9)	1,865	1,922	(3.0)
—	2	*	101	65	55.4	1	3	(66.7)	191	125	52.8

266	235	13.2	407	397	2.5	(153)	(81)	(88.9)	1,674	1,797	(6.8)
97	86	12.8	148	144	2.8	(147)	(87)	(69.0)	518	596	(13.1)

$169	$149	13.4	$259	$253	2.4	$(6)	$6	*	$1,156	$1,201	(3.7)

$1,991	$1,539	29.4%	$4,160	$3,759	10.7%	$144	$120	20.0%	$47,197	$45,070	4.7%
672	702	(4.3)	—	—	—	65	63	3.2	28,503	28,795	(1.0)
457	447	2.2	—	—	—	4	4	—	21,831	20,868	4.6
2,335	2,425	(3.7)	10,167	8,512	19.4	40	44	(9.1)	48,122	44,637	7.8

5,455	5,113	6.7	14,327	12,271	16.8	253	231	9.5	145,653	139,370	4.5
1,553	1,378	12.7	2,489	2,463	1.1	—	1	*	7,589	7,279	4.3
425	473	(10.1)	1,122	1,165	(3.7)	—	—	—	3,269	3,146	3.9
8,027	7,533	6.6	19,805	17,295	14.5	52,151	50,308	3.7	222,022	212,407	4.5
4,270	3,682	16.0	367	298	23.2	53	170	(68.8)	27,977	28,949	(3.4)
3,047	2,387	27.6	—	—	—	4	3	33.3	25,858	23,333	10.8
5,251	5,702	(7.9)	21	19	10.5	49	43	14.0	30,046	32,701	(8.1)
3,703	2,859	29.5	3	3	—	1,902	1,651	15.2	35,094	36,250	(3.2)

16,271	14,630	11.2	391	320	22.2	2,008	1,867	7.6	118,975	121,233	(1.9)
2,475	2,339	5.8	4,842	4,744	2.1	1,505	1,351	11.4	20,895	20,556	1.6

Wealth			Payment			Treasury and			Consolidated
Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$241	$253	(4.7)%	$335	$319	5.0%	$(96)	$(28)	* %	$3,316	$3,422	(3.1)%
777	719	8.1	1,391	1,244	11.8	14	106	(86.8)	3,547	3,366	5.4
—	—	—	—	—	—	4	1	*	4	3	33.3

1,018	972	4.7	1,726	1,563	10.4	(78)	79	*	6,867	6,791	1.1
466	475	(1.9)	656	591	11.0	151	134	12.7	2,996	2,856	4.9
46	44	4.5	108	97	11.3	—	—	—	189	174	8.6

512	519	(1.3)	764	688	11.0	151	134	12.7	3,185	3,030	5.1

506	453	11.7	962	875	9.9	(229)	(55)	*	3,682	3,761	(2.1)
—	2	*	194	125	55.2	2	3	(33.3)	368	240	53.3

506	451	12.2	768	750	2.4	(231)	(58)	*	3,314	3,521	(5.9)
184	165	11.5	279	272	2.6	(262)	(135)	(94.1)	1,028	1,167	(11.9)

$322	$286	12.6	$489	$478	2.3	$31	$77	(59.7)	$2,286	$2,354	(2.9)

$1,979	$1,528	29.5%	$3,998	$3,647	9.6%	$141	$135	4.4%	$47,103	$44,501	5.8%
675	694	(2.7)	—	—	—	65	64	1.6	28,573	28,706	(.5)
460	449	2.4	—	—	—	4	4	—	21,700	20,927	3.7
2,340	2,415	(3.1)	9,941	8,417	18.1	40	45	(11.1)	47,800	44,445	7.5

5,454	5,086	7.2	13,939	12,064	15.5	250	248	.8	145,176	138,579	4.8
1,551	1,376	12.7	2,473	2,376	4.1	14	1	*	7,579	7,188	5.4
437	484	(9.7)	1,105	1,110	(.5)	21	—	*	3,245	3,044	6.6
8,023	7,512	6.8	19,301	16,884	14.3	52,076	50,581	3.0	220,774	211,222	4.5
4,262	3,662	16.4	410	296	38.5	48	199	(75.9)	27,828	28,893	(3.7)
2,908	2,384	22.0	—	—	—	4	3	33.3	25,470	23,238	9.6
5,370	5,552	(3.3)	21	19	10.5	58	33	75.8	30,576	32,883	(7.0)
3,784	2,449	54.5	3	3	—	1,622	2,233	(27.4)	35,973	35,687	.8

16,324	14,047	16.2	434	318	36.5	1,732	2,468	(29.8)	119,847	120,701	(.7)
2,486	2,342	6.1	4,793	4,555	5.2	1,626	1,480	9.9	21,052	20,353	3.4

U.S. Bancorp	21

changes were primarily due to an increase in gross charge-offs. Credit quality continued to be strong within this business segment. Nonperforming assets were $230 million at June 30, 2007, $226 million at March 31, 2007, and $218 million at June 30, 2006. Nonperforming assets as a percentage of period-end loans were .46 percent at June 30, 2007, .44 percent at March 31, 2007, and .43 percent at June 30, 2006. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $456 million of the Company’s net income in the second quarter and $891 million in the first six months of 2007, or decreases of $32 million (6.6 percent) and $10 million (1.1 percent), respectively, compared with the same periods of 2006. The retail banking division contributed $428 million of the total contribution in the second quarter and $838 million in the first six months of 2007, or decreases of 5.9 percent and 3.0 percent, respectively, compared with the same periods in the prior year.
     Total net revenue increased $7 million (.5 percent) in the second quarter and $69 million (2.5 percent) in the first six months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, increased $1 million (.1 percent) in the second quarter and $16 million (.8 percent) in the first six months of 2007, compared with the same periods of 2006. The year-over-year increases in net interest income were due to growth in average loans, higher loan fees and the funding benefit of deposits. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing within the Company’s markets. The increases in average loan balances reflected growth in all loan categories, with the largest increase in retail loans. The growth in retail loans was principally driven by an increase in installment and home equity loans, partially offset by a reduction in retail leasing balances due to customer demand for installment loan products and pricing competition. The year-over-year decreases in average deposits reflected a reduction in savings and noninterest-bearing deposit products, partially offset by growth in time deposits and interest checking. Average time deposit balances grew $1.6 billion (8.7 percent) in the second quarter and $1.7 billion (9.6 percent) in the first six months of 2007, compared with the same periods of 2006, as a portion of noninterest-bearing and money market balances migrated to fixed-rate time deposit products. Average savings balances declined $1.7 billion (7.9 percent), in the second quarter and $2.1 billion (9.7 percent) in the first six months of 2007, compared with the same periods of 2006, primarily related to a decrease in money market account balances. Fee-based noninterest income increased $6 million (1.3 percent) in the second quarter and $53 million (6.2 percent) in the first six months of 2007, compared with the same periods of 2006. The increase in fee-based revenue in the second quarter of 2007, compared to the same period of 2006 was driven primarily by an increase in deposit service charges. The increase in fee-based revenue in the first six months of 2007, compared to the same period of 2006, was driven by an increase in mortgage banking revenue, principally related to the adoption of fair value accounting for MSRs, as well as an increase in deposit service charges. These increases were partially offset by lower revenue related to student loan sales.
     Total noninterest expense increased $35 million (5.7 percent) in the second quarter and $56 million (4.6 percent) in the first six months of 2007, compared with the same periods of 2006. The increases were primarily attributable to increases in compensation and employee benefit expenses which reflected the net addition, including the impact of recent acquisitions, of 25 in-store and 40 traditional branches at June 30, 2007, compared with June 30, 2006.
     The provision for credit losses increased $22 million (40.0 percent) in the second quarter and $29 million (24.8 percent) in the first six months of 2007, compared with the same periods of 2006. The increases were attributable to higher net charge-offs. As a percentage of average loans outstanding on an annualized basis, net charge-offs increased to ..42 percent in the second quarter of 2007, compared with ..31 percent in the second quarter of 2006. Commercial and commercial real estate loan net charge-offs increased $4 million (40.0 percent) in the second quarter of 2007, compared with the second quarter of 2006. Retail loan and residential mortgage net charge-offs increased $18 million (40.0 percent) in the second quarter of 2007, compared with the second quarter of 2006, reflecting higher levels of bankruptcy-related losses. Nonperforming assets were $300 million at June 30, 2007, $312 million at March 31, 2007, and $275 million at June 30, 2006. Nonperforming assets as a percentage of period-end loans were .42 percent at

22	U.S. Bancorp

June 30, 2007, .44 percent at March 31, 2007, and ..40 percent at June 30, 2006. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Wealth Management provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through six businesses: Private Client Group, Corporate Trust, U.S. Bancorp Investments & Insurance, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management contributed $169 million of the Company’s net income in the second quarter and $322 million in the first six months of 2007, or increases of $20 million (13.4 percent) and $36 million (12.6 percent), respectively, compared with the same periods of 2006. The growth was primarily attributable to core account fee growth and improved equity market conditions relative to a year ago.
     Total net revenue increased $26 million (5.2 percent) in the second quarter and $46 million (4.7 percent) in the first six months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, decreased $8 million (6.3 percent) in the second quarter and $12 million (4.7 percent) in the first six months of 2007, compared with the same periods of 2006. The decreases in net interest income were due to the unfavorable impacts from deposit pricing and tightening credit spreads, partially offset by earnings from deposit growth. The increases in total deposits were attributable to growth in noninterest-bearing deposits, interest checking and time deposits, principally due to acquired businesses. Noninterest income increased $34 million (9.2 percent) in the second quarter and $58 million (8.1 percent) in the first six months of 2007, compared with the same periods of 2006, primarily driven by core account fee growth and favorable equity market conditions.
     Total noninterest expense decreased $3 million (1.2 percent) in the second quarter and $7 million (1.3 percent) in the first six months of 2007, compared with the same periods of 2006. The decreases were primarily due to the completion of certain acquisition integration activities.
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $259 million of the Company’s net income in the second quarter and $489 million in the first six months of 2007, or increases of $6 million (2.4 percent) and $11 million (2.3 percent), respectively, compared with the same periods of 2006. The increases were due to growth in total net revenue driven by loan growth and higher transaction volumes, partially offset by an increase in total noninterest expense and a higher provision for credit losses.
     Total net revenue increased $89 million (11.0 percent) in the second quarter and $163 million (10.4 percent) in the first six months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, increased $10 million (6.4 percent) in the second quarter and $16 million (5.0 percent) in the first six months of 2007, compared with the same periods of 2006. The increases were primarily due to growth in higher yielding retail credit card loan balances, partially offset by declining spreads on retail credit cards. Noninterest income increased $79 million (12.1 percent) in the second quarter and $147 million (11.8 percent) in the first six months of 2007, compared with the same periods of 2006. The increases in fee-based revenue were driven by higher transaction volumes, rate changes, and business expansion initiatives. The increase in noninterest income for the first six months of 2007, compared with the same period of the prior year, was partially offset by a merchant processing settlement recorded in the first quarter of 2006.
     Total noninterest expense increased $43 million (12.4 percent) in the second quarter and $76 million (11.0 percent) in the first six months of 2007, compared with the same periods of 2006. The increases were primarily attributable to the acquisition of merchant acquiring and corporate payments businesses, and growth in personnel expense, marketing, and consulting expense related to other new business initiatives.
     The provision for credit losses increased $36 million (55.4 percent) in the second quarter and $69 million (55.2 percent) in the first six months 2007, compared with the same periods of 2006, due to higher net charge-offs, reflecting portfolio growth, the impact of implementing minimum balance repayment requirements for credit cards and other consumer lines and a higher level of losses due to changes in bankruptcy legislation that went into effect in late 2005. As a percentage of average loans outstanding on an annualized basis, net charge-offs were 2.83 percent in the second quarter of 2007, compared with 2.12 percent in the second quarter of 2006.
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are

U.S. Bancorp	23

managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $6 million in the second quarter and net income of $31 million in the first six months of 2007, compared with net income of $6 million and $77 million in the same periods of 2006, respectively.
     Total net revenue decreased $50 million in the second quarter and $157 million in the first six months of 2007, compared with the same periods of 2006. The year-over-year decreases in total net revenue were due to unfavorable variances in both net interest income and noninterest income. The declines in net interest income reflected the impact of a flatter yield curve and the impact of issuing higher cost wholesale funding to support earning asset growth. Noninterest income decreased $32 million (78.0 percent) in the second quarter and $89 million (83.2 percent) in the first six months of 2007, compared with the same periods of 2006. The decreases were primarily due to a gain recognized in second quarter of 2006 related to the initial public offering of a cardholder association. In addition, the decrease for the first six months of 2007, compared with the same period of the prior year, was due to trading gains realized in the first quarter of 2006 related to terminating certain interest rate derivatives.
     Total noninterest expense increased $24 million (30.0 percent) in the second quarter and $17 million (12.7 percent) in the first six months of 2007, compared with the same periods of 2006. The increases were driven by increases in compensation and benefits primarily in the technology development areas, higher costs related to tax-advantaged investments, and higher expenses associated with systems conversions for recent acquisitions.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.2 percent in the second quarter and 30.3 percent in the first six months of 2007, compared with 32.8 percent and 32.7 percent in the same periods of 2006, respectively. The decreases in the effective tax rate primarily reflected higher tax exempt income from municipal securities, incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects, and expansion of a bank-owned life insurance program.

24	U.S. Bancorp

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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2007	2006

	(Unaudited)
Assets
Cash and due from banks	$6,534	$8,639
Investment securities
Held-to-maturity (fair value $83 and $92, respectively)	81	87
Available-for-sale	39,433	40,030
Loans held for sale	4,552	3,256
Loans
Commercial	46,459	46,190
Commercial real estate	28,421	28,645
Residential mortgages	21,992	21,285
Retail	48,836	47,477

Total loans	145,708	143,597
Less allowance for loan losses	(2,028)	(2,022)

Net loans	143,680	141,575
Premises and equipment	1,798	1,835
Goodwill	7,593	7,538
Other intangible assets	3,352	3,227
Other assets	15,507	13,045

Total assets	$222,530	$219,232

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$29,545	$32,128
Interest-bearing	70,216	70,330
Time deposits greater than $100,000	19,941	22,424

Total deposits	119,702	124,882
Short-term borrowings	27,160	26,933
Long-term debt	45,946	37,602
Other liabilities	9,392	8,618

Total liabilities	202,200	198,035
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 40,000 shares	1,000	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/07 and 12/31/06 — 1,972,643,007 shares	20	20
Capital surplus	5,748	5,762
Retained earnings	22,110	21,242
Less cost of common stock in treasury: 6/30/07 — 244,766,681 shares; 12/31/06 — 207,928,756 shares	(7,476)	(6,091)
Other comprehensive income	(1,072)	(736)

Total shareholders’ equity	20,330	21,197

Total liabilities and shareholders’ equity	$222,530	$219,232

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2007	2006	2007	2006

Interest Income
Loans	$2,616	$2,425	$5,194	$4,732
Loans held for sale	70	57	129	108
Investment securities	516	500	1,032	990
Other interest income	34	36	68	79

Total interest income	3,236	3,018	6,423	5,909
Interest Expense
Deposits	663	578	1,338	1,081
Short-term borrowings	379	270	707	540
Long-term debt	562	484	1,097	887

Total interest expense	1,604	1,332	3,142	2,508

Net interest income	1,632	1,686	3,281	3,401
Provision for credit losses	191	125	368	240

Net interest income after provision for credit losses	1,441	1,561	2,913	3,161
Noninterest Income
Credit and debit card revenue	228	202	433	384
Corporate payment products revenue	157	139	302	266
ATM processing services	62	61	121	120
Merchant processing services	285	253	535	466
Trust and investment management fees	342	314	664	611
Deposit service charges	272	264	515	496
Treasury management fees	126	116	237	223
Commercial products revenue	105	107	205	211
Mortgage banking revenue	68	75	135	99
Investment products fees and commissions	38	42	72	80
Securities gains (losses), net	3	3	4	3
Other	169	179	328	410

Total noninterest income	1,855	1,755	3,551	3,369
Noninterest Expense
Compensation	659	627	1,294	1,260
Employee benefits	123	123	256	256
Net occupancy and equipment	171	161	336	326
Professional services	59	41	106	76
Marketing and business development	64	58	112	98
Technology and communications	126	127	251	244
Postage, printing and supplies	71	66	140	132
Other intangibles	95	89	189	174
Debt prepayment	—	11	—	11
Other	272	227	501	453

Total noninterest expense	1,640	1,530	3,185	3,030

Income before income taxes	1,656	1,786	3,279	3,500
Applicable income taxes	500	585	993	1,146

Net income	$1,156	$1,201	$2,286	$2,354

Net income applicable to common equity	$1,141	$1,184	$2,256	$2,337

Earnings per common share	$.66	$.66	$1.29	$1.30
Diluted earnings per common share	$.65	$.66	$1.27	$1.29
Dividends declared per common share	$.40	$.33	$.80	$.66
Average common shares outstanding	1,736	1,781	1,744	1,791
Average diluted common shares outstanding	1,760	1,805	1,770	1,816

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4
Net income					2,354			2,354
Unrealized loss on securities available for sale							(1,105)	(1,105)
Unrealized gain on derivatives							153	153
Foreign currency translation							4	4
Realized loss on derivatives							(199)	(199)
Reclassification for realized losses							6	6
Income taxes							433	433

Total comprehensive income								1,646
Cash dividends declared
Preferred					(17)			(17)
Common					(1,178)			(1,178)
Issuance of common and treasury stock	18			(79)		533		454
Purchase of treasury stock	(50)					(1,538)		(1,538)
Stock option and restricted stock grants				12				12
Shares reserved to meet deferred compensation obligations				1		(3)		(2)
Issuance of preferred stock		1,000		(52)				948

Balance June 30, 2006	1,783	$1,000	$20	$5,789	$20,164	$(5,421)	$(1,137)	$20,415

Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					2,286			2,286
Unrealized loss on securities available for sale							(701)	(701)
Unrealized gain on derivatives							94	94
Foreign currency translation							19	19
Reclassification for realized losses							46	46
Change in retirement obligation							1	1
Income taxes							205	205

Total comprehensive income								1,950
Cash dividends declared
Preferred					(30)			(30)
Common					(1,388)			(1,388)
Issuance of common and treasury stock	15			(23)		453		430
Purchase of treasury stock	(52)					(1,836)		(1,836)
Stock option and restricted stock grants				9				9
Shares reserved to meet deferred compensation obligations						(2)		(2)

Balance June 30, 2007	1,728	$1,000	$20	$5,748	$22,110	$(7,476)	$(1,072)	$20,330

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(Dollars in Millions)
(Unaudited)	2007	2006

Operating Activities
Net cash provided by operating activities	$975	$2,124
Investing Activities
Proceeds from sales of available-for-sale investment securities	788	859
Proceeds from maturities of investment securities	2,204	2,573
Purchases of investment securities	(3,117)	(3,649)
Net increase in loans outstanding	(1,187)	(2,760)
Proceeds from sales of loans	340	369
Purchases of loans	(1,073)	(1,563)
Acquisitions, net of cash acquired	(73)	(446)
Other, net	(1,215)	(290)

Net cash used in investing activities	(3,333)	(4,907)
Financing Activities
Net decrease in deposits	(5,488)	(1,990)
Net increase in short-term borrowings	220	370
Proceeds from issuance of long-term debt	12,634	7,538
Principal payments or redemption of long-term debt	(4,242)	(2,384)
Proceeds from issuance of preferred stock	—	948
Proceeds from issuance of common stock	305	383
Repurchase of common stock	(1,781)	(1,528)
Cash dividends paid on preferred stock	(30)	—
Cash dividends paid on common stock	(1,403)	(1,188)

Net cash provided by financing activities	215	2,149

Change in cash and cash equivalents	(2,143)	(634)
Cash and cash equivalents at beginning of period	8,805	8,202

Cash and cash equivalents at end of period	$6,662	$7,568

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.
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

30	U.S. Bancorp

Note 3	Loans

The composition of the loan portfolio was as follows:

	June 30, 2007		December 31, 2006

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$40,746	28.0%	$40,640	28.3%
Lease financing	5,713	3.9	5,550	3.9

Total commercial	46,459	31.9	46,190	32.2
Commercial real estate
Commercial mortgages	19,455	13.3	19,711	13.7
Construction and development	8,966	6.2	8,934	6.2

Total commercial real estate	28,421	19.5	28,645	19.9
Residential mortgages
Residential mortgages	16,116	11.1	15,316	10.7
Home equity loans, first liens	5,876	4.0	5,969	4.1

Total residential mortgages	21,992	15.1	21,285	14.8
Retail
Credit card	9,429	6.5	8,670	6.0
Retail leasing	6,572	4.5	6,960	4.9
Home equity and second mortgages	15,907	10.9	15,523	10.8
Other retail
Revolving credit	2,579	1.8	2,563	1.8
Installment	5,022	3.4	4,478	3.1
Automobile	8,901	6.1	8,693	6.1
Student	426	.3	590	.4

Total other retail	16,928	11.6	16,324	11.4

Total retail	48,836	33.5	47,477	33.1

Total loans	$145,708	100.0%	$143,597	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at June 30, 2007, and December 31, 2006.

U.S. Bancorp	31

Note 4	Mortgage Servicing Rights
The Company’s portfolio of residential mortgages serviced for others was $89.7 billion and $82.9 billion at June 30, 2007, and December 31, 2006, respectively. The Company records mortgage servicing rights (“MSRs”) initially at fair value and at each subsequent reporting date, and records changes in fair value in noninterest income in the period in which they occur. In conjunction with its MSRs, the Company may utilize derivatives, including futures and option contracts to manage the volatility of changes in the fair value of MSRs. The net impact of assumption changes on the fair value of MSRs, excluding decay, and the related derivatives included in mortgage banking revenue was a net loss of $6 million and a net gain of $10 million for the three months ended June 30, 2007, and 2006, respectively, and a net loss of $5 million and $9 million for the six months ended June 30, 2007 and 2006, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue were $87 million and $80 million for the three months ended June 30, 2007, and 2006, respectively, and $173 million and $156 million for the six months ended June 30, 2007, and 2006, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$1,447	$1,228	$1,427	$1,123
Rights purchased	3	1	6	47
Rights capitalized	104	99	186	170
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	147	38	124	71
Other changes in fair value (b)	(52)	(43)	(94)	(88)

Balance at end of period	$1,649	$1,323	$1,649	$1,323

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
     The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the valuation of MSRs include higher than expected prepayment rates and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at June 30, 2007, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Net fair value	$(49)	$(17)	$(9)	$(47)

32	U.S. Bancorp

Note 5	Earnings Per Common Share
The components of earnings per common share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	2007	2006

Net income	$1,156	$1,201	$2,286	$2,354
Preferred dividends	(15)	(17)	(30)	(17)

Net income applicable to common equity	$1,141	$1,184	$2,256	$2,337

Average common shares outstanding	1,736	1,781	1,744	1,791
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	24	24	26	25

Average diluted common shares outstanding	1,760	1,805	1,770	1,816

Earnings per common share	$.66	$.66	$1.29	$1.30
Diluted earnings per common share	$.65	$.66	$1.27	$1.29

Options to purchase 13 million and 4 million common shares for the three months ended June 30, 2007 and 2006, respectively, and 12 million and 4 million common shares for the six months ended June 30, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

Note 6	Employee Benefits
The components of net periodic benefit cost (income) for the Company’s retirement plans were:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

			Postretirement				Postretirement
	Pension Plans		Medical Plan		Pension Plans		Medical Plan

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$17	$18	$2	$1	$35	$36	$3	$2
Interest cost	32	29	3	4	63	59	7	7
Expected return on plan assets	(49)	(47)	(1)	—	(99)	(95)	(3)	—
Prior service (credit) cost and transition (asset) obligation amortization	(2)	(1)	—	—	(3)	(3)	—	—
Actuarial (gain) loss amortization	15	22	—	—	31	45	—	—

Net periodic benefit cost (income)	$13	$21	$4	$5	$27	$42	$7	$9

U.S. Bancorp	33

Note 7	Income Taxes
The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2007	2006	2007	2006

Federal
Current	$488	$631	$937	$1,212
Deferred	(46)	(154)	(68)	(236)

Federal income tax	442	477	869	976
State
Current	62	120	131	188
Deferred	(4)	(12)	(7)	(18)

State income tax	58	108	124	170

Total income tax provision	$500	$585	$993	$1,146

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2007	2006	2007	2006

Tax at statutory rate (35 percent)	$579	$625	$1,147	$1,225
State income tax, at statutory rates, net of federal tax benefit	38	70	81	110
Tax effect of
Tax credits	(71)	(61)	(140)	(119)
Tax-exempt income	(31)	(23)	(58)	(43)
Other items	(15)	(26)	(37)	(27)

Applicable income taxes	$500	$585	$993	$1,146

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
     The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2007, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2004. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
     The Company’s net deferred tax liability was $1,218 million at June 30, 2007, and $1,483 million at December 31, 2006.

34	U.S. Bancorp

Note 8	Guarantees and Contingent Liabilities
The following table is a summary of the guarantees and contingent liabilities of the Company at June 30, 2007:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$71	$11,934
Third-party borrowing arrangements	3	386
Securities lending indemnifications	—	18,239
Asset sales (a)	7	512
Merchant processing	50	78,358
Other guarantees	34	1,674
Other contingent liabilities	—	1,981

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
     The Company currently processes card transactions in the United States, Canada and Europe for airlines, cruise lines and large tour operators. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2007, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $5.1 billion, with airline tickets representing 92 percent of that amount. The Company held collateral of $1.1 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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

U.S. Bancorp	35

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$40,704	$548	5.39%	$40,087	$513	5.12%	1.5%
Loans held for sale	4,334	70	6.43	3,555	57	6.34	21.9
Loans (b)
Commercial	47,197	781	6.64	45,070	734	6.53	4.7
Commercial real estate	28,503	524	7.37	28,795	528	7.36	(1.0)
Residential mortgages	21,831	331	6.06	20,868	302	5.80	4.6
Retail	48,122	988	8.23	44,637	867	7.79	7.8

Total loans	145,653	2,624	7.22	139,370	2,431	7.00	4.5
Other earning assets	1,610	34	8.36	1,878	36	7.60	(14.3)

Total earning assets	192,301	3,276	6.83	184,890	3,037	6.58	4.0
Allowance for loan losses	(2,039)			(2,051)			.6
Unrealized gain (loss) on available-for-sale securities	(771)			(1,431)			(46.1)
Other assets	32,531			30,999			4.9

Total assets	$222,022			$212,407			4.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,977			$28,949			(3.4)
Interest-bearing deposits
Interest checking	25,858	84	1.32	23,333	50	.87	10.8
Money market savings	24,603	159	2.59	26,981	138	2.05	(8.8)
Savings accounts	5,443	5	.38	5,720	5	.33	(4.8)
Time certificates of deposit less than $100,000	14,716	162	4.40	13,689	126	3.68	7.5
Time deposits greater than $100,000	20,378	253	4.98	22,561	259	4.61	(9.7)

Total interest-bearing deposits	90,998	663	2.92	92,284	578	2.51	(1.4)
Short-term borrowings	29,524	401	5.44	22,246	278	5.01	32.7
Long-term debt	44,655	562	5.05	41,225	484	4.71	8.3

Total interest-bearing liabilities	165,177	1,626	3.95	155,755	1,340	3.45	6.0
Other liabilities	7,973			7,147			11.6
Shareholders’ equity
Preferred equity	1,000			1,000			—
Common equity	19,895			19,556			1.7

Total shareholders’ equity	20,895			20,556			1.6

Total liabilities and shareholders’ equity	$222,022			$212,407			4.5%

Net interest income		$1,650			$1,697

Gross interest margin			2.88%			3.13%

Gross interest margin without taxable-equivalent increments			2.84			3.11

Percent of Earning Assets
Interest income			6.83%			6.58%
Interest expense			3.39			2.90

Net interest margin			3.44%			3.68%

Net interest margin without taxable-equivalent increments			3.40%			3.66%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$40,791	$1,094	5.36%	$39,885	$1,009	5.06%	2.3%
Loans held for sale	4,090	129	6.33	3,412	108	6.28	19.9
Loans (b)
Commercial	47,103	1,555	6.65	44,501	1,424	6.44	5.8
Commercial real estate	28,573	1,044	7.37	28,706	1,025	7.20	(.5)
Residential mortgages	21,700	654	6.04	20,927	596	5.71	3.7
Retail	47,800	1,955	8.25	44,445	1,699	7.71	7.5

Total loans	145,176	5,208	7.23	138,579	4,744	6.90	4.8
Other earning assets	1,664	68	8.18	2,124	79	7.46	(21.7)

Total earning assets	191,721	6,499	6.82	184,000	5,940	6.49	4.2
Allowance for loan losses	(2,038)			(2,055)			.8
Unrealized gain (loss) on available-for-sale securities	(695)			(1,117)			37.8
Other assets	31,786			30,394			4.6

Total assets	$220,774			$211,222			4.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,828			$28,893			(3.7)
Interest-bearing deposits
Interest checking	25,470	160	1.27	23,238	95	.82	9.6
Money market savings	25,154	322	2.58	27,178	254	1.88	(7.4)
Savings accounts	5,422	10	.38	5,705	9	.31	(5.0)
Time certificates of deposit less than $100,000	14,745	320	4.37	13,598	240	3.55	8.4
Time deposits greater than $100,000	21,228	526	4.99	22,089	483	4.41	(3.9)

Total interest-bearing deposits	92,019	1,338	2.93	91,808	1,081	2.37	.2
Short-term borrowings	28,114	748	5.37	23,295	550	4.77	20.7
Long-term debt	43,804	1,097	5.04	39,735	887	4.49	10.2

Total interest-bearing liabilities	163,937	3,183	3.91	154,838	2,518	3.28	5.9
Other liabilities	7,957			7,138			11.5
Shareholders’ equity
Preferred equity	1,000			530			88.7
Common equity	20,052			19,823			1.2

Total shareholders’ equity	21,052			20,353			3.4

Total liabilities and shareholders’ equity	$220,774			$211,222			4.5%

Net interest income		$3,316			$3,422

Gross interest margin			2.91%			3.21%

Gross interest margin without taxable-equivalent increments			2.87			3.19

Percent of Earning Assets
Interest income			6.82%			6.49%
Interest expense			3.35			2.75

Net interest margin			3.47%			3.74%

Net interest margin without taxable-equivalent increments			3.43%			3.72%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	37

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2007.
Item 4. Submission of Matters to a Vote of Security Holders — The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2007, is incorporated herein by reference.
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

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: August 9, 2007

U.S. Bancorp	39

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2007	June 30, 2007

Earnings
1.	Net income		$1,156	$2,286
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		500	993

3.	Income before income taxes (1 + 2)		$1,656	$3,279

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$941	$1,804
	b.	Portion of rents representative of interest and amortization of debt expense	19	38

	c.	Fixed charges excluding interest on deposits (4a + 4b)	960	1,842
	d.	Interest on deposits	663	1,338

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,623	$3,180

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,616	5,121
7.	Earnings including interest on deposits (3 + 4e + 5)		3,279	6,459
8.	Fixed charges excluding interest on deposits (4c)		960	1,842
9.	Fixed charges including interest on deposits (4e)		1,623	3,180

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		2.73	2.78
11.	Including interest on deposits (line 7/line 9)		2.02	2.03

*	Excludes interest expense related to unrecognized tax positions.

40	U.S. Bancorp

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
Dated: August 9, 2007

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
Dated: August 9, 2007

42	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis Richard K. Davis Chief Executive Officer	/s/ Andrew Cecere Andrew Cecere Chief Financial Officer
Dated: August 9, 2007

U.S. Bancorp	43

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