Form 10-Q
period 2007-09-30
US BANCORP \DE\
filed 2007-11-08
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2007 1,726,662,458 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,685	$1,673	.7%	$5,001	$5,095	(1.8)%
Noninterest income	1,837	1,748	5.1	5,384	5,114	5.3
Securities gains (losses), net	7	—	*	11	3	*

Total net revenue	3,529	3,421	3.2	10,396	10,212	1.8
Noninterest expense	1,628	1,538	5.9	4,813	4,568	5.4
Provision for credit losses	199	135	47.4	567	375	51.2

Income before taxes	1,702	1,748	(2.6)	5,016	5,269	(4.8)
Taxable-equivalent adjustment	18	13	38.5	53	34	55.9
Applicable income taxes	508	532	(4.5)	1,501	1,678	(10.5)

Net income	$1,176	$1,203	(2.2)	$3,462	$3,557	(2.7)

Net income applicable to common equity	$1,161	$1,187	(2.2)	$3,417	$3,524	(3.0)

Per Common Share
Earnings per share	$.67	$.67	—%	$1.97	$1.98	(.5)%
Diluted earnings per share	.67	.66	1.5	1.94	1.95	(.5)
Dividends declared per share	.40	.33	21.2	1.20	.99	21.2
Book value per share	11.46	11.30	1.4
Market value per share	32.53	33.22	(2.1)
Average common shares outstanding	1,725	1,771	(2.6)	1,737	1,784	(2.6)
Average diluted common shares outstanding	1,745	1,796	(2.8)	1,762	1,809	(2.6)
Financial Ratios
Return on average assets	2.09%	2.23%		2.09%	2.24%
Return on average common equity	23.3	23.6		22.9	23.7
Net interest margin (taxable-equivalent basis) (a)	3.44	3.56		3.46	3.68
Efficiency ratio (b)	46.2	45.0		46.3	44.7
Average Balances
Loans	$147,517	$141,491	4.3%	$145,965	$139,561	4.6%
Loans held for sale	4,547	3,851	18.1	4,244	3,560	19.2
Investment securities	41,128	39,806	3.3	40,904	39,858	2.6
Earning assets	194,886	187,190	4.1	192,788	185,075	4.2
Assets	223,505	214,089	4.4	221,694	212,188	4.5
Noninterest-bearing deposits	26,947	28,220	(4.5)	27,531	28,666	(4.0)
Deposits	119,145	119,975	(.7)	119,610	120,456	(.7)
Short-term borrowings	29,155	23,601	23.5	28,465	23,398	21.7
Long-term debt	46,452	41,892	10.9	44,696	40,462	10.5
Shareholders’ equity	20,741	20,917	(.8)	20,947	20,543	2.0

	September 30, 2007	December 31, 2006

Period End Balances
Loans	$149,039	$143,597	3.8%
Allowance for credit losses	2,260	2,256	.2
Investment securities	40,371	40,117	.6
Assets	227,628	219,232	3.8
Deposits	122,748	124,882	(1.7)
Long-term debt	45,241	37,602	20.3
Shareholders’ equity	20,766	21,197	(2.0)
Regulatory capital ratios
Tier 1 capital	8.6%	8.8%
Total risk-based capital	12.8	12.6
Leverage	8.1	8.2
Tangible common equity	5.3	5.5

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,176 million for the third quarter of 2007 or $.67 per diluted common share, compared with $1,203 million, or $.66 per diluted common share for the third quarter of 2006. Return on average assets and return on average common equity were 2.09 percent and 23.3 percent, respectively, for the third quarter of 2007, compared with returns of 2.23 percent and 23.6 percent, respectively, for the third quarter of 2006. The Company’s results for the third quarter of 2007 declined from the same period of 2006, as strong fee-based revenue growth in Payment Services and Wealth Management & Securities Services was offset by higher operating expenses and an expected increase in credit costs. In addition, the third quarter of 2006 included a $32 million gain on the sale of equity interests in a cardholder association.
     Total net revenue, on a taxable-equivalent basis, for the third quarter of 2007, was $108 million (3.2 percent) higher than the third quarter of 2006, primarily reflecting a 5.5 percent increase in noninterest income. Net interest income also increased slightly from a year ago, driven by growth in earning assets. Noninterest income growth was driven primarily by organic business growth in fee-based revenue. This growth in noninterest income was muted somewhat by adverse market conditions experienced during the third quarter of 2007. These market factors reduced trading and other revenue by approximately $21 million from a year ago. Additionally, the third quarter of 2006 included a $32 million gain on the sale of equity interests in a cardholder association.
     Total noninterest expense in the third quarter of 2007 was $90 million (5.9 percent) higher than in the third quarter of 2006, principally due to higher operating costs from investments in personnel, branches, customer service initiatives, marketing, business integration costs related to acquisitions, costs related to tax-advantaged investments and an increase in credit-related costs for other real estate owned and collection activities.
     The provision for credit losses for the third quarter of 2007 increased $64 million (47.4 percent), compared with the third quarter of 2006. The increase in the provision for credit losses from a year ago reflected growth in credit card accounts and higher commercial loan losses. In addition, the provision for credit losses in the third quarter of 2006 partially reflected the favorable residual impact on net charge-offs, principally for credit cards and other retail charge-offs, resulting from changes in bankruptcy laws in the fourth quarter of 2005. Net charge-offs in the third quarter of 2007 were $199 million, compared with $135 million in the third quarter of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     The Company reported net income of $3,462 million for the first nine months of 2007 or $1.94 per diluted common share, compared with $3,557 million, or $1.95 per diluted common share for the first nine months of 2006. Return on average assets and return on average common equity were 2.09 percent and 22.9 percent, respectively, for the first nine months of 2007, compared with returns of 2.24 percent and 23.7 percent, respectively, for the first nine months of 2006. The Company’s results for the first nine months of 2007 declined from the same period of 2006, as strong fee-based revenue growth was offset by higher operating expenses and an expected increase in credit costs. In addition, the first nine months of 2006 included $67 million of gains from the initial public offering and subsequent sale of equity interests of a cardholder association.
     Total net revenue, on a taxable-equivalent basis, for the first nine months of 2007, was $184 million (1.8 percent) higher than the first nine months of 2006, primarily reflecting a 5.4 percent increase in noninterest income, partially offset by a 1.8 percent decline in net interest income from a year ago. Noninterest income growth was driven by organic business growth and expansion in payment processing and trust businesses. Fee-based revenue growth was partially offset by the net favorable impact in the first nine months of 2006 of $84 million from several previously reported items, including a $44 million trading gain related to certain derivatives, $67 million of gains from the initial public offering and subsequent sale of a cardholder association and a $10 million gain related to a favorable settlement in the merchant processing business, offset by a $37 million reduction in mortgage banking revenue due principally to the adoption of fair value accounting standards for mortgage servicing rights (“MSRs”).

U.S. Bancorp	3

     Total noninterest expense in the first nine months of 2007 was $245 million (5.4 percent) higher than in the first nine months of 2006, principally due to higher operating costs from investments in business initiatives, business integration costs related to acquisitions, costs related to tax-advantaged investments, credit-related costs for other real estate owned and collection activities and an increase in merchant airline processing expenses primarily due to sales volumes and business expansion with a major airline. Growth in expenses from a year ago was partially offset by an $11 million debt prepayment charge recorded in the first nine months of 2006.
     The provision for credit losses for the first nine months of 2007 increased $192 million (51.2 percent), compared with the same period of 2006. The increase in the provision for credit losses from a year ago reflected growth in credit card accounts and higher commercial loan losses. In addition, the provision for credit losses in the first nine months of 2006 partially reflected the favorable residual impact on net charge-offs, principally for credit cards and other retail charge-offs, resulting from changes in bankruptcy laws in fourth quarter of 2005. Net charge-offs in the first nine months of 2007 were $567 million, compared with $375 million in the first nine months of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,685 million in the third quarter of 2007, compared with $1,673 million in the third quarter of 2006. Net interest income, on a taxable-equivalent basis, was $5,001 million in the first nine months of 2007, compared with $5,095 million in the first nine months of 2006. Compared with the same periods of 2006, average earning assets increased $7.7 billion in both the third quarter and first nine months of 2007, or 4.1 percent and 4.2 percent, respectively. The increases were primarily driven by growth in total average loans of $6.0 billion (4.3 percent) and $6.4 billion (4.6 percent) in the third quarter and first nine months of 2007, respectively, compared with the same periods of 2006. The positive impact on net interest income from the growth in earning assets was offset by a lower net interest margin. The net interest margin in the third quarter and first nine months of 2007 was 3.44 percent and 3.46 percent, respectively, compared with 3.56 percent and 3.68 percent, respectively, for the same periods of 2006, reflecting the competitive environment and the impact of a flat yield curve during the past several quarters. Compared with the same periods of 2006, credit spreads tightened by approximately 5 basis points in the third quarter and 8 basis points in the first nine months of 2007 across most lending products due to competitive loan pricing. In addition, funding costs were higher as rates paid on interest-bearing deposits increased and the funding mix continued to shift toward higher cost deposits and other funding sources. Net interest margin was also impacted by a decline in net free funds due to a decline in noninterest-bearing deposits, investment in bank-owned life insurance, share repurchases and the impact of acquisitions. An increase in loan fees partially offset these factors.
     The Company anticipates the net interest margin to remain relatively stable throughout the remainder of the year. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
     Average loans for the third quarter and first nine months of 2007 were $6.0 billion (4.3 percent) and $6.4 billion (4.6 percent) higher, respectively, than the same periods of 2006, reflecting growth in retail loans, commercial loans and residential mortgages, partially offset by a decline in commercial real estate loans. Average credit card balances for the third quarter and first nine months of 2007 increased $2.1 billion (26.9 percent) and $1.8 billion (24.1 percent), respectively, compared with the same periods of 2006, as a result of growth in branch originated, co-branded and financial institution partner portfolios.
     Average investment securities in the third quarter and first nine months of 2007 were $1.3 billion (3.3 percent) and $1.0 billion (2.6 percent) higher, respectively, than the same periods of 2006, driven primarily by an increase in the municipal securities portfolio, partially offset by a reduction in mortgage-backed assets.
     Average noninterest-bearing deposits for the third quarter and first nine months of 2007 decreased $1.3 billion (4.5 percent) and $1.1 billion (4.0 percent), respectively, compared with the same periods of 2006, reflecting a decline in business demand deposits within most business lines as customers utilized deposit balances to fund business growth and meet other liquidity requirements.
     Average total savings deposits increased $1.0 billion (1.9 percent) and $.3 billion (.5 percent) in the third quarter and first nine months of 2007, compared with the same periods of 2006, as increases in interest

4	U.S. Bancorp

checking balances were offset by declines in money market and savings balances, primarily within Consumer Banking. Interest checking balances for the third quarter and first nine months of 2007 increased $2.5 billion (10.4 percent) and $2.3 billion (9.9 percent), respectively, compared with the same periods of 2006, due to higher broker-dealer, government and institutional trust balances. Average money market and savings balances for the third quarter and first nine months of 2007 decreased $1.4 billion (4.5 percent) and $2.0 billion (6.2 percent), respectively, compared with the same periods of 2006, as a result of the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products. A portion of branch-based money market savings accounts migrated to fixed-rate time certificates, as customers took advantage of higher interest rates for these products.
     Average time certificates of deposit less than $100,000 were higher in the third quarter and first nine months of 2007 by $.7 billion (5.2 percent) and $1.0 billion (7.3 percent), respectively, compared with the same periods of 2006. The year-over-year growth in time certificates less than $100,000 was primarily due to consumer-based time deposits, reflecting customer migration to higher rate deposit products. Average time deposits greater than $100,000 decreased $1.3 billion (5.9 percent) and $1.0 billion (4.6 percent) in the third quarter and first nine months of 2007, respectively, compared with the same periods of 2006. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed at levels deemed appropriate, given alternative funding sources.
Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2007 increased $64 million (47.4 percent) and $192 million (51.2 percent), respectively, compared with the same periods of 2006. The increases in the provision for credit losses in the third quarter and first nine months of 2007 from the same periods a year ago reflected growth in credit card accounts and higher commercial loan losses. In addition, the provision for credit losses in the third quarter and first nine months of 2006 partially reflected the favorable residual impact on net charge-offs, principally for credit cards and other retail charge-offs, resulting from changes in bankruptcy laws in the fourth quarter of 2005. Net charge-offs were $199 million in the third quarter and $567 million in the first nine months of 2007, compared with $135 million in the third quarter and $375 million in the first nine months of 2006. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income in the third quarter and first nine months of 2007 was $1,844 million and $5,395 million, respectively, compared with $1,748 million and $5,117 million in the same periods of 2006. The $96 million (5.5 percent) increase during the third quarter and $278 million (5.4 percent) increase during the first nine months of 2007, compared with the same periods in 2006, were driven by strong organic fee-based revenue growth, offset somewhat by market conditions in the third

Table 2	Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2007	2006	Change	2007	2006	Change

Credit and debit card revenue	$235	$206	14.1%	$668	$590	13.2%
Corporate payment products revenue	164	150	9.3	466	416	12.0
ATM processing services	62	63	(1.6)	183	183	—
Merchant processing services	287	253	13.4	822	719	14.3
Trust and investment management fees	331	305	8.5	995	916	8.6
Deposit service charges	271	268	1.1	786	764	2.9
Treasury management fees	118	111	6.3	355	334	6.3
Commercial products revenue	107	100	7.0	312	311	.3
Mortgage banking revenue	76	68	11.8	211	167	26.3
Investment products fees and commissions	36	34	5.9	108	114	(5.3)
Securities gains (losses), net	7	—	*	11	3	*
Other	150	190	(21.1)	478	600	(20.3)

Total noninterest income	$1,844	$1,748	5.5%	$5,395	$5,117	5.4%

*	Not meaningful.

U.S. Bancorp	5

quarter of 2007 adversely impacting valuations for certain trading securities and loans held for sale within a commercial real estate joint venture. Additionally, the third quarter and first nine months of 2006 were impacted by several previously reported, one-time items.
     The growth in credit and debit card revenue was primarily driven by an increase in customer accounts and higher customer transaction volumes from a year ago. The corporate payment products revenue growth reflected organic growth in sales volumes and card usage, and an acquired business. Merchant processing services revenue growth reflected an increase in customers and sales volumes. Trust and investment management fees increased year-over-year due to core account growth and favorable market conditions. Deposit service charges grew year-over-year due primarily to increased transaction-related fees and continued growth in net new checking accounts. Additionally, deposit account-related revenue, traditionally reflected in this fee category, continued to migrate to yield-related loan fees as customers utilized new consumer products. Treasury management fees increased over the prior year due to new customer growth, higher cross-selling activities with existing customers and new product offerings. Mortgage banking revenue grew year-over-year due to an increase in mortgage servicing income and production gains, partially offset by a change in the valuation of MSRs and related economic hedging activities. Mortgage banking revenue further increased in the first nine months of 2007 due to changes in accounting for MSRs and mortgage banking revenue that resulted in a $37 million reduction in revenue in the first quarter of 2006. Commercial products revenue increased in the third quarter of 2007, compared with the same period of the prior year, due to higher foreign exchange revenue, syndication fees and commercial leasing revenue.
     Favorable changes in fee-based revenue were partially offset by a decline in other income. The reduction in other income in the third quarter of 2007, compared with the third quarter of 2006, reflected the $32 million gain recognized in the third quarter of 2006 related to the sale of equity interests of a cardholder association. The decline also included third quarter 2007 market valuation losses of approximately $21 million, partially offset by an increase in revenue from investment in bank-owned life insurance programs. Other income further declined in the first nine months of 2007, compared with the first nine months of 2006, as a result of a $10 million favorable settlement within the merchant processing business and a $44 million trading gain related to terminating certain interest rate swaps recognized in the first quarter of 2006, as well as a $35 million gain on the initial public offering of a cardholder association recognized in the second quarter of 2006.
Noninterest Expense Noninterest expense was $1,628 million in the third quarter and $4,813 million in the first nine months of 2007, reflecting increases of $90 million (5.9 percent) and $245 million (5.4 percent), respectively, from the same periods of 2006. Compensation expense increased due to ongoing bank operations and acquired businesses. Net occupancy and equipment expense increased primarily due to acquisitions and branch-based business initiatives. Professional services expense for the first nine months of 2007 increased over the same period of the prior year due to revenue enhancing business initiatives and higher legal fees associated with the establishment of a bank charter in Ireland to support pan-European payment processing and litigation. Marketing and

Table 3	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2007	2006	Change	2007	2006	Change

Compensation	$656	$632	3.8%	$1,950	$1,892	3.1%
Employee benefits	119	123	(3.3)	375	379	(1.1)
Net occupancy and equipment	175	168	4.2	511	494	3.4
Professional services	56	54	3.7	162	130	24.6
Marketing and business development	66	58	13.8	178	156	14.1
Technology and communications	127	128	(.8)	378	372	1.6
Postage, printing and supplies	70	66	6.1	210	198	6.1
Other intangibles	94	89	5.6	283	263	7.6
Debt prepayment	—	—	—	—	11	*
Other	265	220	20.5	766	673	13.8

Total noninterest expense	$1,628	$1,538	5.9%	$4,813	$4,568	5.4%

Efficiency ratio (a)	46.2%	45.0%		46.3%	44.7%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

business development expense for the third quarter and first nine months of 2007 increased year-over-year due to the timing of customer promotions, solicitations and advertising activities. Postage, printing and supplies expense increased primarily due to changes in postal rates. Other intangibles expense increased from the same periods of 2006 due to recent acquisitions in Consumer Banking, Wealth Management & Securities Services and Payment Services. Other expense increased over the prior year due to costs related to affordable housing and other tax-advantaged investments, an increase in merchant processing expenses driven by transaction volumes, integration expenses related to recent acquisitions and higher credit-related costs for other real estate owned and loan collection activities.
Income Tax Expense The provision for income taxes was $508 million (an effective rate of 30.2 percent) for the third quarter and $1,501 million (an effective rate of 30.2 percent) for the first nine months of 2007, compared with $532 million (an effective rate of 30.7 percent) and $1,678 million (an effective rate of 32.1 percent) for the same periods of 2006. For further information on income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans The Company’s total loan portfolio was $149.0 billion at September 30, 2007, compared with $143.6 billion at December 31, 2006, an increase of $5.4 billion (3.8 percent). The increase was driven by growth in retail loans, commercial loans and residential mortgages, partially offset by a slight decrease in commercial real estate loans. The $1.8 billion (3.9 percent) increase in commercial loans was primarily driven by new customer relationships, utilization under lines of credit and growth in corporate payment card and commercial leasing balances.
     Commercial real estate loans decreased slightly to $28.5 billion at September 30, 2007, compared with $28.6 billion at December 31, 2006. The decline in commercial real estate balances reflected customer refinancing, a management decision to reduce condominium construction financing in selected markets and a slowdown in residential homebuilding impacting construction lending.
     Residential mortgages held in the loan portfolio increased $1.3 billion (6.0 percent) at September 30, 2007, compared with December 31, 2006, reflecting an increase in consumer finance originations.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $2.5 billion (5.2 percent) at September 30, 2007, compared with December 31, 2006. The increase was primarily driven by growth in credit card, installment and home equity loans, partially offset by decreases in retail leasing and student loan balances.
     At September 30, 2007, the residential and home equity and second mortgage portfolios included approximately $3.2 billion and $.9 billion, respectively, of loans to customers that may be defined as sub-prime borrowers. Together, these balances represented 2.8 percent of the Company’s total loans outstanding at September 30, 2007.
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $4.6 billion at September 30, 2007, compared with $3.3 billion at December 31, 2006. The increase in loans held for sale was principally due to loan originations and the timing of sales during the first nine months of 2007.
Investment Securities Investment securities, including available-for-sale and held-to-maturity, totaled

Table 4	Available-for-Sale Investment Securities

	September 30, 2007				December 31, 2006

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized		Maturity	Average	Amortized		Maturity	Average
(Dollars in Millions)	Cost	Fair Value	in Years	Yield (c)	Cost	Fair Value	in Years	Yield (c)

U.S. Treasury and agencies	$444	$440	9.9	5.98%	$472	$467	10.1	5.94%
Mortgage-backed securities (a)	32,005	31,130	7.0	5.16	34,465	33,787	5.6	5.10
Asset-backed securities (a)	5	5	.1	5.65	7	7	.1	5.32
Obligations of state and political subdivisions (b)	6,691	6,624	10.7	6.77	4,463	4,539	9.7	6.68
Other debt securities	1,883	1,772	27.0	6.16	994	993	23.8	6.08
Other investments	333	322	—	7.00	229	237	—	6.26

Total available-for-sale investment securities	$41,361	$40,293	8.6	5.50%	$40,630	$40,030	6.6	5.32%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

U.S. Bancorp	7

$40.4 billion at September 30, 2007, compared with $40.1 billion at December 31, 2006, reflecting purchases of $5.4 billion of securities, which were offset by sales, maturities, prepayments and a $.5 billion increase in the unrealized loss on the available-for-sale portfolio. As of September 30, 2007, approximately 36 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 37 percent at December 31, 2006. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts, asset-backed securities, corporate debt securities and floating-rate preferred stock.
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
Deposits Total deposits were $122.7 billion at September 30, 2007, compared with $124.9 billion at December 31, 2006, a decrease of $2.1 billion (1.7 percent). The decrease in total deposits was primarily the result of decreases in noninterest-bearing deposits and money market savings accounts, partially offset by increases in interest checking accounts and time deposits. The $3.9 billion (12.0 percent) decrease in noninterest-bearing deposits was primarily due to a decline of business demand deposits. The $2.5 billion (9.7 percent) decrease in money market savings account balances reflected the Company’s deposit pricing decisions for money market products in relation to other fixed-rate deposit products and business customer decisions to utilize deposit liquidity. Interest checking account balances increased $2.5 billion (10.0 percent) primarily due to higher broker-dealer, government and institutional trust balances.
     Time deposits greater than $100,000 increased $1.1 billion (5.1 percent), including a $.5 billion (10.9 percent) increase in personal certificates of deposit, at September 30, 2007, compared with December 31, 2006. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources.
Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $28.9 billion at September 30, 2007, compared with $26.9 billion at December 31, 2006. Short-term funding is managed within approved liquidity policies. Long-term debt was $45.2 billion at September 30, 2007, compared with $37.6 billion at December 31, 2006, reflecting the issuances of $3.0 billion of convertible senior debentures, $1.3 billion of subordinated notes, $1.4 billion of medium-term bank notes and $.5 billion of junior subordinated debentures, and the net addition of $8.8 billion of Federal Home Loan Bank (“FHLB”) advances, partially offset by long-term debt maturities and repayments. The $7.6 billion (20.3 percent) increase in long-term debt reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
CORPORATE RISK PROFILE
Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base or revenue.

8	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2007	2006

Commercial
Commercial	.09%	.06%
Lease financing	—	—

Total commercial	.07	.05
Commercial real estate
Commercial mortgages	.02	.01
Construction and development	.08	.01

Total commercial real estate	.04	.01
Residential mortgages	.64	.45
Retail
Credit card	1.66	1.75
Retail leasing	.06	.03
Other retail	.25	.23

Total retail	.52	.48

Total loans	.30%	.24%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2007	2006

Commercial	.51%	.57%
Commercial real estate	.83	.53
Residential mortgages (a)	.86	.62
Retail	.58	.58

Total loans	.65%	.57%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 3.20 percent at September 30, 2007, and 3.11 percent at December 31, 2006.
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
Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $451 million at September 30, 2007, compared with $349 million at December 31, 2006. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was ..30 percent at September 30, 2007, compared with ..24 percent at December 31, 2006.
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

U.S. Bancorp	9

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages
30-89 days	$273	$154	1.21%	.72%
90 days or more	145	95	.64	.45
Nonperforming	48	36	.21	.17

Total	$466	$285	2.06%	1.34%

Retail
Credit card
30-89 days	$243	$204	2.37%	2.35%
90 days or more	170	152	1.66	1.75
Nonperforming	17	31	.16	.36

Total	$430	$387	4.19%	4.46%
Retail leasing
30-89 days	$33	$34	.53%	.49%
90 days or more	4	2	.06	.03
Nonperforming	—	—	—	—

Total	$37	$36	.59%	.52%
Home equity and second mortgages
30-89 days	$76	$79	.47%	.51%
90 days or more	33	28	.20	.18
Nonperforming	12	14	.07	.09

Total	$121	$121	.74%	.78%
Other retail
30-89 days	$160	$131	.93%	.80%
90 days or more	52	44	.30	.27
Nonperforming	3	3	.02	.02

Total	$215	$178	1.25%	1.09%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Retail

	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Residential mortgages
30-89 days	1.67%	.83%	.88%	.66%
90 days or more	.84	.64	.50	.32
Nonperforming	.31	.19	.14	.16

Total	2.82%	1.66%	1.52%	1.14%

Retail
Credit card
30-89 days	—%	—%	2.37%	2.35%
90 days or more	—	—	1.66	1.75
Nonperforming	—	—	.16	.36

Total	—%	—%	4.19%	4.46%
Retail leasing
30-89 days	—%	—%	.53%	.49%
90 days or more	—	—	.06	.03
Nonperforming	—	—	—	—

Total	—%	—%	.59%	.52%
Home equity and second mortgages
30-89 days	2.39%	1.64%	.22%	.35%
90 days or more	1.19	.79	.08	.10
Nonperforming	.11	.11	.07	.09

Total	3.69%	2.54%	.37%	.54%
Other retail
30-89 days	5.92%	4.30%	.80%	.71%
90 days or more	1.19	.76	.28	.26
Nonperforming	—	—	.02	.02

Total	7.11%	5.06%	1.10%	.99%

10	U.S. Bancorp

Table 6	Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2007	2006

Commercial
Commercial	$161	$196
Lease financing	46	40

Total commercial	207	236
Commercial real estate
Commercial mortgages	73	112
Construction and development	153	38

Total commercial real estate	226	150
Residential mortgages	48	36
Retail
Credit card	17	31
Retail leasing	—	—
Other retail	15	17

Total retail	32	48

Total nonperforming loans	513	470
Other real estate (b)	113	95
Other assets	15	22

Total nonperforming assets	$641	$587

Accruing loans 90 days or more past due	$451	$349
Nonperforming loans to total loans	.34%	.33%
Nonperforming assets to total loans plus other real estate (b)	.43%	.41%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total

Balance December 31, 2006	$406	$181	$587
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	396	47	443
Advances on loans	9	—	9

Total additions	405	47	452
Reductions in nonperforming assets
Paydowns, payoffs	(107)	(18)	(125)
Net sales	(83)	—	(83)
Return to performing status	(43)	(1)	(44)
Charge-offs (c)	(136)	(10)	(146)

Total reductions	(369)	(29)	(398)

Net additions to nonperforming assets	36	18	54

Balance September 30, 2007	$442	$199	$641

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $95 million and $83 million of foreclosed GNMA loans which continue to accrue interest at September 30, 2007, and December 31, 2006, respectively.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
     Within the consumer finance division at September 30, 2007, approximately $206 million and $77 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $105 million and $50 million, respectively, at December 31, 2006.
Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At September 30, 2007, total nonperforming assets were $641 million, compared with $587 million at December 31, 2006. The ratio of total nonperforming assets to total loans and other real estate was ..43 percent at September 30, 2007, compared with ..41 percent at December 31, 2006. The change in nonperforming assets reflects higher levels of nonperforming loans resulting from stress in the mortgage lending and homebuilding industries and an increase in other real estate assets primarily representing residential mortgage loan foreclosures.
     Included in nonperforming loans were restructured loans of $20 million at September 30, 2007, compared with $38 million at December 31, 2006. At September 30, 2007, and December 31, 2006, the Company had no commitments to lend additional funds under restructured loans.

U.S. Bancorp	11

     Other real estate included in nonperforming assets was $113 million at September 30, 2007, compared with $95 million at December 31, 2006, and was primarily related to properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances.
The following table provides an analysis of other real estate as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Residential mortgages and home equity and second mortgages
Michigan	$24	$17	4.28%	2.90%
Ohio	10	12	.39	.48
Minnesota	12	11	.23	.21
Colorado	7	7	.25	.28
Missouri	6	6	.23	.25
All other states	52	38	.21	.16

Total residential mortgages and home equity and second mortgages	111	91	.29	.25
Commercial real estate and construction	2	4	.01	.01

Total	$113	$95	.08%	.07%

     Within other real estate in the table above, approximately $62 million at September 30, 2007, and $41 million at December 31, 2006, were from portfolios that may be defined as sub-prime.
     The Company expects nonperforming assets to increase moderately over the next several quarters due to continued stress in the mortgage lending and homebuilding industries.
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
The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances

	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2007	2006	2007	2006

Commercial	$20	$18	.04%	.04%
Commercial real estate	—	1	—	—
Residential mortgages	100	80	.44	.38
Credit card	300	267	2.93	3.08
Other retail	48	39	.12	.10

Total	$468	$405	.31%	.28%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $199 million and $567 million during the third quarter and first nine months of 2007, respectively, compared with net charge-offs of $135 million and $375 million, respectively, for the same periods of 2006. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis in the third quarter and first nine months of 2007 was .54 percent and ..52 percent, respectively, compared with .38 percent and .36 percent, respectively, for the same periods of 2006. The year-over-year increases in total net charge-offs were due primarily to an anticipated increase in consumer charge-offs, primarily related to credit cards, and somewhat higher commercial loan net charge-offs. In addition, net charge-offs during 2006 reflected the beneficial impact of bankruptcy legislation that went into effect in the fourth quarter of 2005.
     Commercial and commercial real estate loan net charge-offs for the third quarter of 2007 were

12	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Commercial
Commercial	.25%	.18%	.25%	.12%
Lease financing	.76	.23	.52	.44

Total commercial	.31	.18	.29	.16
Commercial real estate
Commercial mortgages	.02	—	.06	.01
Construction and development	.04	—	.04	.02

Total commercial real estate	.03	—	.06	.01
Residential mortgages	.30	.21	.27	.18
Retail
Credit card	3.09	2.85	3.36	2.74
Retail leasing	.19	.22	.20	.19
Home equity and second mortgages	.49	.31	.44	.33
Other retail	1.00	.79	.93	.81

Total retail	1.15	.90	1.13	.87

Total loans	.54%	.38%	.52%	.36%

$39 million (.20 percent of average loans outstanding on an annualized basis), compared with $21 million (.11 percent of average loans outstanding on an annualized basis) for the third quarter of 2006. Commercial and commercial real estate loan net charge-offs for the first nine months of 2007 were $113 million (.20 percent of average loans outstanding on an annualized basis), compared with $55 million (.10 percent of average loans outstanding on an annualized basis) for the first nine months of 2006. Given the continuing stress in the homebuilding industry, the Company expects commercial and commercial real estate net charge-offs to continue to increase moderately over the next several quarters.
     Retail loan net charge-offs for the third quarter of 2007 were $143 million (1.15 percent of average loans outstanding on an annualized basis), compared with $103 million (.90 percent of average loans outstanding on an annualized basis) for the third quarter of 2006. Retail loan net charge-offs for the first nine months of 2007 were $410 million (1.13 percent of average loans outstanding on an annualized basis), compared with $291 million (.87 percent of average loans outstanding on an annualized basis) for the first nine months of 2006. The increase in retail loan net charge-offs reflected growth in the retail portfolios, including an increase in average credit card balances of 26.9 percent in the third quarter and 24.1 percent in the first nine months of 2007, compared with the same periods of the prior year. In addition, net charge-offs for 2006 reflected the beneficial impact of bankruptcy legislation changes that occurred in the fourth quarter of 2005. The Company anticipates higher delinquencies in the retail portfolios and that retail net charge-offs will increase moderately over the next several quarters.

U.S. Bancorp	13

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

	Three Months Ended September 30,				Nine Months Ended September 30,

			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Consumer Finance (a)
Residential mortgages	$9,360	$7,627	.64%	.52%	$8,943	$7,245	.58%	.48%
Home equity and second mortgages	1,837	1,939	3.02	1.43	1,848	1,993	2.53	1.48
Other retail	421	397	3.77	5.00	410	401	2.93	4.67
Other Retail
Residential mortgages	$12,898	$13,491	.06%	.03%	$12,945	$13,747	.05%	.03%
Home equity and second mortgages	14,211	13,227	.17	.15	13,933	13,054	.16	.15
Other retail	16,619	15,172	.93	.68	16,286	14,815	.88	.70
Total Company
Residential mortgages	$22,258	$21,118	.30%	.21%	$21,888	$20,992	.27%	.18%
Home equity and second mortgages	16,048	15,166	.49	.31	15,781	15,047	.44	.33
Other retail	17,040	15,569	1.00	.79	16,696	15,216	.93	.81

(a)	Consumer finance category included credit originated and managed by US Bank Consumer Finance as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percent of average loans outstanding for this division:

	Three Months Ended September 30,				Nine Months Ended September 30,

			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Residential mortgages
Sub-prime borrowers	$3,203	$2,754	1.24%	.86%	$3,115	$2,523	1.16%	.85%
Other borrowers	6,157	4,873	.32	.33	5,828	4,722	.28	.28

Total	$9,360	$7,627	.64%	.52%	$8,943	$7,245	.58%	.48%
Home equity and second mortgages
Sub-prime borrowers	$914	$850	3.91%	1.87%	$912	$825	3.23%	1.78%
Other borrowers	923	1,089	2.15	1.09	936	1,168	1.86	1.26

Total	$1,837	$1,939	3.02%	1.43%	$1,848	$1,993	2.53%	1.48%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2007, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2006. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.

14	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$2,260	$2,251	$2,256	$2,251
Charge-offs
Commercial
Commercial	38	34	117	86
Lease financing	16	12	45	37

Total commercial	54	46	162	123
Commercial real estate
Commercial mortgages	3	1	13	7
Construction and development	1	—	3	1

Total commercial real estate	4	1	16	8
Residential mortgages	17	12	45	31
Retail
Credit card	93	65	280	178
Retail leasing	5	6	16	19
Home equity and second mortgages	22	14	58	46
Other retail	61	51	168	141

Total retail	181	136	522	384

Total charge-offs	256	195	745	546
Recoveries
Commercial
Commercial	12	16	38	50
Lease financing	5	9	23	20

Total commercial	17	25	61	70
Commercial real estate
Commercial mortgages	2	1	4	6
Construction and development	—	—	—	—

Total commercial real estate	2	1	4	6
Residential mortgages	—	1	1	2
Retail
Credit card	16	9	48	26
Retail leasing	2	2	6	9
Home equity and second mortgages	2	2	6	9
Other retail	18	20	52	49

Total retail	38	33	112	93

Total recoveries	57	60	178	171
Net Charge-offs
Commercial
Commercial	26	18	79	36
Lease financing	11	3	22	17

Total commercial	37	21	101	53
Commercial real estate
Commercial mortgages	1	—	9	1
Construction and development	1	—	3	1

Total commercial real estate	2	—	12	2
Residential mortgages	17	11	44	29
Retail
Credit card	77	56	232	152
Retail leasing	3	4	10	10
Home equity and second mortgages	20	12	52	37
Other retail	43	31	116	92

Total retail	143	103	410	291

Total net charge-offs	199	135	567	375

Provision for credit losses	199	135	567	375
Acquisitions and other changes	—	5	4	5

Balance at end of period	$2,260	$2,256	$2,260	$2,256

Components
Allowance for loan losses	$2,041	$2,034
Liability for unfunded credit commitments	219	222

Total allowance for credit losses	$2,260	$2,256

Allowance for credit losses as a percentage of
Period-end loans	1.52%	1.58%
Nonperforming loans	441	476
Nonperforming assets	353	392
Annualized net charge-offs	286	421

U.S. Bancorp	15

At September 30, 2007, the allowance for credit losses was $2,260 million (1.52 percent of loans), compared with an allowance of $2,256 million (1.57 percent of loans) at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 441 percent at September 30, 2007, compared with 480 percent at December 31, 2006. The ratio of the allowance for credit losses to annualized loan net charge-offs was 286 percent at September 30, 2007, compared with 415 percent at December 31, 2006.
Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2007, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2006. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on residual value risk management.
Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on operational risk management.
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
Net Interest Income Simulation Analysis Through this simulation, management estimates the impact on net interest income of gradual upward or downward changes of market interest rates over a one-year period, the effect of immediate and sustained parallel shifts in the yield curve and the effect of immediate and sustained flattening or steepening of the yield curve. The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At September 30, 2007, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. ALPC policy guidelines limit the estimated change in net interest income to 4.0 percent of forecasted net interest income over the succeeding 12 months. At September 30, 2007, and December 31, 2006, the Company was within its policy guidelines. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on net interest income simulation analysis.
Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets, liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at September 30, 2007. The up 200 basis point scenario resulted in a 7.2 percent decrease in the market value of equity at September 30, 2007, compared with a 6.7 percent

Sensitivity of Net Interest Income:

	September 30, 2007				December 31, 2006

	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual	Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	.64%	(1.06)%	1.56%	(3.41)%	.42%	(1.43)%	.92%	(2.95)%

16	U.S. Bancorp

Table 9	Derivative Positions

	September 30, 2007			December 31, 2006

			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$2,880	$(63)	50.77	$5,345	$27	22.97
Pay fixed/receive floating swaps	17,664	(73)	2.67	12,329	—	2.33
Futures and forwards
Buy	8,876	(41)	.10	4,008	—	.22
Sell	8,841	(11)	.15	2,816	3	.09
Options
Written	12,714	—	.12	7,544	(1)	.13
Foreign exchange contracts
Cross-currency swaps	1,879	153	9.05	386	14	8.61
Forwards	1,162	(29)	.02	318	1	.02
Equity contracts	78	1	2.47	86	4	2.95
Credit default swaps	46	—	4.31	25	(1)	4.72

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$12,468	$78	5.25	$10,371	$(42)	5.42
Pay fixed/receive floating swaps	12,463	(12)	5.25	10,341	98	5.42
Options
Purchased	2,107	3	2.08	1,899	5	1.92
Written	2,100	—	2.08	1,899	(3)	1.92
Risk participation agreements (a)
Purchased	245	—	6.83	206	—	6.62
Written	525	(1)	5.73	356	—	6.05
Foreign exchange rate contracts
Forwards and swaps
Buy	2,836	135	.50	2,092	52	.46
Sell	2,748	(123)	.51	2,033	(43)	.47
Options
Purchased	173	(4)	1.03	408	(3)	.44
Written	173	4	1.03	408	3	.44

(a)	At September 30, 2007, the credit equivalent amount was $2 million and $64 million, compared with $2 million and $50 million at December 31, 2006, for purchased and written risk participation agreements, respectively.
decrease at December 31, 2006. The down 200 basis point scenario resulted in a 4.0 percent decrease in the market value of equity at September 30, 2007, compared with a 1.8 percent decrease at December 31, 2006. At September 30, 2007, and December 31, 2006, the Company was within its policy guidelines.
     The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At September 30, 2007, the duration of assets, liabilities and equity was 1.8 years, 1.9 years and 1.3 years, respectively, compared with 1.8 years, 1.9 years and 1.6 years, respectively, at December 31, 2006. The duration of equity measures shows that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion on market value of equity modeling.
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

U.S. Bancorp	17

on the use of derivatives to manage interest rate and other risks.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $54.1 billion of total notional amount of asset and liability management positions at September 30, 2007, $28.2 billion was designated as either cash flow or fair value hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
     In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held-for-sale. In connection with its mortgage banking operations, the Company held $2.4 billion of forward commitments to sell mortgage loans and $2.9 billion of unfunded mortgage loan commitments at September 30, 2007, that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 9. The Company also utilizes U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to economically hedge the change in fair value of its residential MSRs.
     At September 30, 2007, the Company had $91 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2007 and the next 12 months is a loss of $19 million and $62 million, respectively.
     The change in the fair value of all other asset and liability management positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the third quarter and first nine months of 2007. Gains or losses on customer-related positions were not material for the third quarter and first nine months of 2007.
     The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the third quarter and first nine months of 2007 was not material.
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. These trading activities principally support the risk management processes of the Company’s customers including their management of foreign currency and interest rate risks. The Company also manages market risk of non-trading business activities including its MSRs and loans held-for-sale. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities. The Company’s market valuation risk for trading and non-trading positions, as estimated by the VaR analysis, was $1 million and $16 million, respectively, at September 30, 2007, compared with $1 million and $30 million, respectively, at December 31, 2006. At September 30, 2007, the Company’s VaR limit was $45 million.
     During the third quarter of 2007, the financial markets experienced significant turbulence as the impact of mortgage delinquencies, defaults and foreclosures has adversely affected investor confidence in a broad range of investment sectors and asset classes. Given that the Company’s owned investments are principally U.S. Treasury securities, notes issued by government-sponsored agencies or privately issued securities with high investment grade credit ratings, the Company believes these securities are not other-than-temporarily impaired as of September 30, 2007, despite being subject to changes in market valuations. The Company’s subsidiary, FAF Advisors, manages an array of money market funds. Like many money market funds, these funds invest a portion of their assets in asset-backed commercial paper and medium-term notes. As problems in the sub-prime mortgage market have emerged, certain securities backed by mortgages have experienced both credit and liquidity issues, and investors have become hesitant to purchase many types of asset-backed securities, even those with little or no exposure to sub-prime mortgages. The money market funds managed by FAF Advisors have some exposure to liquidity and credit issues in the asset-backed commercial paper market. The Company has undertaken, or may take, certain steps with respect to specific investments to

18	U.S. Bancorp

Table 10	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2007	2006

Tier 1 capital	$17,368	$17,036
As a percent of risk-weighted assets	8.6%	8.8%
As a percent of adjusted quarterly average assets (leverage ratio)	8.1%	8.2%
Total risk-based capital	$25,900	$24,495
As a percent of risk-weighted assets	12.8%	12.6%
Tangible common equity	$11,645	$11,703
As a percent of tangible assets	5.3%	5.5%

maintain the credit ratings of the rated money funds managed by FAF Advisors. While not material to the consolidated financial statements, management believes the impact of these steps could range from one to three cents per diluted share over the next few quarters.
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
     At September 30, 2007, parent company long-term debt outstanding was $10.8 billion, compared with $11.4 billion at December 31, 2006. The $.6 billion decrease was primarily due to repayments of $2.4 billion of convertible senior debentures and $1.4 billion of maturities of subordinated and medium-term notes, partially offset by the issuances of $3.0 billion of convertible senior debentures and $.5 billion of junior subordinated debentures. As of September 30, 2007, there was no parent company debt scheduled to mature during the remainder of 2007.
     Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.3 billion at September 30, 2007.
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first nine months of 2007, the Company returned 117 percent of earnings to its common shareholders through a combination of dividends and net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 10 provides a summary of capital ratios as of September 30, 2007, and December 31, 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $20.8 billion at September 30, 2007, compared with $21.2 billion at December 31, 2006. The decrease was the result of share repurchases and dividends, partially offset by corporate earnings.
     On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008.
The following table provides a detailed analysis of all shares repurchased under this authorization during the third quarter of 2007:

			Maximum Number
	Total Number of	Average	of Shares that May
	Shares Purchased	Price Paid	Yet Be Purchased
Time Period	as Part of the Program	per Share	Under the Program

July	2,654,429	$31.92	67,245,044
August	2,738,590	29.97	64,506,454
September	17,500	33.35	64,488,954

Total	5,410,519	$30.94	64,488,954

LINE OF BUSINESS FINANCIAL REVIEW
     Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Wealth Management & Securities Services, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance.

U.S. Bancorp	19

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
Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $265 million of the Company’s net income in the third quarter and $817 million in the first nine months of 2007, or decreases of $33 million (11.1 percent) and $90 million (9.9 percent), respectively, compared with the same periods of 2006. The decreases were primarily driven by lower total net revenue, higher total noninterest expense and an increase in the provision for credit losses.
     Total net revenue decreased $36 million (5.2 percent) in the third quarter and $78 million (3.7 percent) in the first nine months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, decreased $27 million (5.6 percent) in the third quarter and $82 million (5.7 percent) in the first nine months of 2007, compared with the same periods of 2006. The decreases were primarily driven by tighter credit spreads and a decline in average noninterest-bearing deposit balances as some customers managed their liquidity to fund business growth or to generate higher returns by investing excess funds in interest-bearing deposit and sweep products. The decreases were partially offset by growth in average loan balances and the margin benefit of deposits. The increase in average loans was driven by commercial loan growth during 2006 and the first nine months of 2007. Noninterest income decreased $9 million (4.1 percent) in the third quarter of 2007 compared with the third quarter of 2006 primarily due to market-related valuation losses in trading securities and a commercial real estate lending joint venture. Noninterest income increased $4 million (.6 percent) in the first nine months of 2007, compared with the same period of 2006, due to increases in treasury management and commercial products revenue. These increases were partially offset by the market-related valuation losses in the third quarter of 2007.
     Total noninterest expense increased $12 million (5.3 percent) in the third quarter and $26 million (3.8 percent) in the first nine months of 2007, compared with the same periods of 2006, primarily as a result of increases in personnel expenses related to investments in select business units. The provision for credit losses increased $4 million in the third quarter and $38 million in the first nine months of 2007, compared with the same periods of 2006. The unfavorable changes were due to an increase in gross charge-offs. Nonperforming assets increased in the third quarter of 2007 due to stress in the mortgage lending industry. Nonperforming assets were $292 million at September 30, 2007, $230 million at June 30, 2007, and $213 million at September 30, 2006. Nonperforming assets as a percentage of period-end loans were ..56 percent at September 30, 2007, .46 percent at June 30, 2007, and .42 percent at September 30, 2006. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $455 million of the Company’s net income in the third quarter and $1,343 million in the first nine months of 2007, or decreases of $19 million (4.0 percent) and $32 million (2.3 percent), respectively, compared with the same periods of 2006. The retail banking division contributed $420 million of the total contribution in the third quarter and $1,256 million in the first nine months of 2007, or decreases of 5.2 percent and 3.9 percent, respectively, compared with the same periods in the prior year.
     Total net revenue increased $29 million (2.0 percent) in the third quarter and $95 million (2.3 percent) in the first nine months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, increased $4 million

20	U.S. Bancorp

(.4 percent) in the third quarter and $17 million (.6 percent) in the first nine months of 2007, compared with the same periods of 2006. The year-over-year increases in net interest income were due to growth in average loans, higher loan fees and the funding benefit of deposits. Partially offsetting these increases were reduced spreads on commercial and retail loans due to competitive pricing within the Company’s markets. The increases in average loan balances reflected growth in all loan categories, with the largest increase in retail loans. The growth in retail loans was principally driven by an increase in installment and home equity loans, partially offset by a reduction in retail leasing balances due to customer demand for installment loan products and pricing competition. The year-over-year decreases in average deposits reflected a reduction in savings and noninterest-bearing deposit products, partially offset by growth in time deposits and interest checking. Average time deposit balances grew $1.4 billion (7.3 percent) in the third quarter and $1.6 billion (8.8 percent) in the first nine months of 2007, compared with the same periods of 2006, as a portion of noninterest-bearing and money market balances migrated to fixed-rate time deposit products. Average savings balances declined $1.2 billion (5.9 percent) in the third quarter and $1.8 billion (8.4 percent) in the first nine months of 2007, compared with the same periods of 2006, primarily related to a decrease in money market account balances. Fee-based noninterest income increased $25 million (5.5 percent) in the third quarter and $78 million (6.0 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases were driven by mortgage banking revenue, principally related to higher production gains and servicing income, as well as an increase in deposit service charges.
     Total noninterest expense increased $26 million (4.1 percent) in the third quarter and $85 million (4.6 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases were primarily attributable to higher compensation and employee benefits expense which reflected the net addition, including the impact of recent acquisitions, of 31 in-store and 19 traditional branches at September 30, 2007, compared with September 30, 2006. Credit-related costs on other real estate owned were also higher in 2007 compared with 2006.
     The provision for credit losses increased $33 million (56.9 percent) in the third quarter and $61 million (34.7 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases were attributable to higher net charge-offs. As a percentage of average loans outstanding on an annualized basis, net charge-offs increased to ..48 percent in the third quarter of 2007, compared with ..32 percent in the third quarter of 2006. Commercial and commercial real estate loan net charge-offs increased $10 million in the third quarter of 2007, compared with the third quarter of 2006. Retail loan and residential mortgage net charge-offs increased $23 million (46.9 percent) in the third quarter of 2007, compared with the third quarter of 2006. Nonperforming assets were $316 million at September 30, 2007, $300 million at June 30, 2007, and $305 million at September 30, 2006. Nonperforming assets as a percentage of period-end loans were ..44 percent at September 30, 2007, .42 percent at June 30, 2007, and .44 percent at September 30, 2006. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management & Securities Services contributed $165 million of the Company’s net income in the third quarter and $489 million in the first nine months of 2007, or increases of $17 million (11.5 percent) and $52 million (11.9 percent), respectively, compared with the same periods of 2006. The growth was primarily attributable to core account fee growth and improved equity market conditions relative to a year ago.
     Total net revenue increased $29 million (6.0 percent) in the third quarter and $76 million (5.2 percent) in the first nine months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, decreased $3 million (2.3 percent) in the third quarter and $15 million (3.9 percent) in the first nine months of 2007, compared with the same periods of 2006. The decreases in net interest income were due to the unfavorable impacts of deposit pricing and tightening credit spreads, partially offset by earnings from deposit growth. The increases in total deposits were attributable to growth in noninterest-bearing deposits, interest checking and time deposits, principally due to acquired businesses. Noninterest income increased $32 million (9.0 percent) in the third quarter and $91 million (8.5 percent) in the first nine months of 2007, compared with the same periods of 2006, primarily driven by core account fee growth and favorable equity market conditions.

U.S. Bancorp	21

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended September 30 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$451	$478	(5.6)%	$988	$984	.4%
Noninterest income	211	220	(4.1)	481	456	5.5
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	662	698	(5.2)	1,469	1,440	2.0
Noninterest expense	235	223	5.4	651	625	4.2
Other intangibles	4	4	—	12	12	—

Total noninterest expense	239	227	5.3	663	637	4.1

Income before provision and income taxes	423	471	(10.2)	806	803	.4
Provision for credit losses	6	2	*	91	58	56.9

Income before income taxes	417	469	(11.1)	715	745	(4.0)
Income taxes and taxable-equivalent adjustment	152	171	(11.1)	260	271	(4.1)

Net income	$265	$298	(11.1)	$455	$474	(4.0)

Average Balance Sheet Data
Commercial	$34,339	$33,754	1.7%	$6,473	$6,436	.6%
Commercial real estate	16,671	17,117	(2.6)	11,047	10,810	2.2
Residential mortgages	79	57	38.6	21,724	20,590	5.5
Retail	69	43	60.5	36,025	34,182	5.4

Total loans	51,158	50,971	.4	75,269	72,018	4.5
Goodwill	1,329	1,329	—	2,218	2,131	4.1
Other intangible assets	36	51	(29.4)	1,694	1,490	13.7
Assets	56,053	56,339	(.5)	86,390	82,133	5.2
Noninterest-bearing deposits	10,116	11,298	(10.5)	11,955	12,616	(5.2)
Interest checking	5,359	3,724	43.9	17,659	17,451	1.2
Savings products	5,372	5,489	(2.1)	19,330	20,550	(5.9)
Time deposits	10,677	12,069	(11.5)	20,161	18,790	7.3

Total deposits	31,524	32,580	(3.2)	69,105	69,407	(.4)
Shareholders’ equity	5,704	5,740	(.6)	6,430	6,534	(1.6)

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Nine Months Ended September 30 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,359	$1,441	(5.7)%	$2,916	$2,899	.6%
Noninterest income	674	668	.9	1,383	1,305	6.0
Securities gains (losses), net	—	2	*	—	—	—

Total net revenue	2,033	2,111	(3.7)	4,299	4,204	2.3
Noninterest expense	704	678	3.8	1,912	1,829	4.5
Other intangibles	12	12	—	39	37	5.4

Total noninterest expense	716	690	3.8	1,951	1,866	4.6

Income before provision and income taxes	1,317	1,421	(7.3)	2,348	2,338	.4
Provision for credit losses	32	(6)	*	237	176	34.7

Income before income taxes	1,285	1,427	(10.0)	2,111	2,162	(2.4)
Income taxes and taxable-equivalent adjustment	468	520	(10.0)	768	787	(2.4)

Net income	$817	$907	(9.9)	$1,343	$1,375	(2.3)

Average Balance Sheet Data
Commercial	$34,486	$33,154	4.0%	$6,441	$6,372	1.1%
Commercial real estate	16,725	17,237	(3.0)	11,066	10,699	3.4
Residential mortgages	70	56	25.0	21,357	20,477	4.3
Retail	67	41	63.4	35,619	33,748	5.5

Total loans	51,348	50,488	1.7	74,483	71,296	4.5
Goodwill	1,329	1,329	—	2,214	2,115	4.7
Other intangible assets	40	55	(27.3)	1,657	1,425	16.3
Assets	56,555	56,003	1.0	85,170	80,982	5.2
Noninterest-bearing deposits	10,683	11,806	(9.5)	12,069	12,651	(4.6)
Interest checking	4,896	3,332	46.9	17,808	17,628	1.0
Savings products	5,389	5,458	(1.3)	19,580	21,385	(8.4)
Time deposits	10,604	12,521	(15.3)	20,052	18,434	8.8

Total deposits	31,572	33,117	(4.7)	69,509	70,098	(.8)
Shareholders’ equity	5,738	5,655	1.5	6,402	6,417	(.2)

*	Not meaningful

22	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$125	$128	(2.3)%	$185	$164	12.8%	$(64)	$(81)	21.0%	$1,685	$1,673	.7%
386	354	9.0	748	673	11.1	11	45	(75.6)	1,837	1,748	5.1
—	—	—	—	—	—	7	—	*	7	—	*

511	482	6.0	933	837	11.5	(46)	(36)	(27.8)	3,529	3,421	3.2
227	230	(1.3)	344	312	10.3	77	59	30.5	1,534	1,449	5.9
23	20	15.0	55	53	3.8	—	—	—	94	89	5.6

250	250	—	399	365	9.3	77	59	30.5	1,628	1,538	5.9

261	232	12.5	534	472	13.1	(123)	(95)	(29.5)	1,901	1,883	1.0
1	—	*	100	74	35.1	1	1	—	199	135	47.4

260	232	12.1	434	398	9.0	(124)	(96)	(29.2)	1,702	1,748	(2.6)
95	84	13.1	158	145	9.0	(139)	(126)	(10.3)	526	545	(3.5)

$165	$148	11.5	$276	$253	9.1	$15	$30	(50.0)	$1,176	$1,203	(2.2)

$2,094	$1,868	12.1%	$4,341	$3,880	11.9%	$143	$130	10.0%	$47,390	$46,068	2.9%
680	711	(4.4)	—	—	—	64	63	1.6	28,462	28,701	(.8)
452	466	(3.0)	—	—	—	3	5	(40.0)	22,258	21,118	5.4
2,350	2,410	(2.5)	10,924	8,927	22.4	39	42	(7.1)	49,407	45,604	8.3

5,576	5,455	2.2	15,265	12,807	19.2	249	240	3.8	147,517	141,491	4.3
1,553	1,379	12.6	2,497	2,477	.8	—	1	*	7,597	7,317	3.8
402	452	(11.1)	1,087	1,157	(6.1)	(1)	—	*	3,218	3,150	2.2
8,095	7,853	3.1	21,227	17,855	18.9	51,740	49,909	3.7	223,505	214,089	4.4
4,353	4,028	8.1	381	339	12.4	142	(61)	*	26,947	28,220	(4.5)
3,018	2,412	25.1	13	5	*	3	3	—	26,052	23,595	10.4
5,531	5,628	(1.7)	21	20	5.0	47	27	74.1	30,301	31,714	(4.5)
3,492	3,243	7.7	5	3	66.7	1,510	2,341	(35.5)	35,845	36,446	(1.6)

16,394	15,311	7.1	420	367	14.4	1,702	2,310	(26.3)	119,145	119,975	(.7)
2,460	2,340	5.1	4,911	4,799	2.3	1,236	1,504	(17.8)	20,741	20,917	(.8)

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$366	$381	(3.9)%	$520	$483	7.7%	$(160)	$(109)	(46.8)%	$5,001	$5,095	(1.8)%
1,164	1,073	8.5	2,140	1,917	11.6	23	151	(84.8)	5,384	5,114	5.3
—	—	—	—	—	—	11	1	*	11	3	*

1,530	1,454	5.2	2,660	2,400	10.8	(126)	43	*	10,396	10,212	1.8
691	702	(1.6)	1,004	904	11.1	219	192	14.1	4,530	4,305	5.2
69	64	7.8	163	150	8.7	—	—	—	283	263	7.6

760	766	(.8)	1,167	1,054	10.7	219	192	14.1	4,813	4,568	5.4

770	688	11.9	1,493	1,346	10.9	(345)	(149)	*	5,583	5,644	(1.1)
1	2	(50.0)	294	199	47.7	3	4	(25.0)	567	375	51.2

769	686	12.1	1,199	1,147	4.5	(348)	(153)	*	5,016	5,269	(4.8)
280	249	12.4	437	417	4.8	(399)	(261)	(52.9)	1,554	1,712	(9.2)

$489	$437	11.9	$762	$730	4.4	$51	$108	(52.8)	$3,462	$3,557	(2.7)

$2,018	$1,644	22.7%	$4,114	$3,726	10.4%	$141	$133	6.0%	$47,200	$45,029	4.8%
681	704	(3.3)	—	—	—	64	64	—	28,536	28,704	(.6)
457	455	.4	—	—	—	4	4	—	21,888	20,992	4.3
2,343	2,414	(2.9)	10,272	8,589	19.6	40	44	(9.1)	48,341	44,836	7.8

5,499	5,217	5.4	14,386	12,315	16.8	249	245	1.6	145,965	139,561	4.6
1,552	1,377	12.7	2,481	2,410	2.9	9	1	*	7,585	7,232	4.9
426	474	(10.1)	1,099	1,125	(2.3)	14	—	*	3,236	3,079	5.1
8,053	7,635	5.5	19,954	17,214	15.9	51,962	50,354	3.2	221,694	212,188	4.5
4,298	3,786	13.5	401	312	28.5	80	111	(27.9)	27,531	28,666	(4.0)
2,948	2,391	23.3	11	4	*	3	3	—	25,666	23,358	9.9
5,439	5,596	(2.8)	21	19	10.5	54	31	74.2	30,483	32,489	(6.2)
3,686	2,716	35.7	4	3	33.3	1,584	2,269	(30.2)	35,930	35,943	—

16,371	14,489	13.0	437	338	29.3	1,721	2,414	(28.7)	119,610	120,456	(.7)
2,477	2,340	5.9	4,833	4,637	4.2	1,497	1,494	.2	20,947	20,543	2.0

U.S. Bancorp	23

     Total noninterest expense was unchanged in the third quarter and decreased $6 million (.8 percent) in the first nine months of 2007, compared with the same periods of 2006. The decrease was primarily due to the completion of certain acquisition integration activities.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment services are highly inter-related with banking products and services of the other lines of business and rely on access to the settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $276 million of the Company’s net income in the third quarter and $762 million in the first nine months of 2007, or increases of $23 million (9.1 percent) and $32 million (4.4 percent), respectively, compared with the same periods of 2006. The increases were due to growth in total net revenue driven by loan growth and higher transaction volumes, partially offset by an increase in total noninterest expense and a higher provision for credit losses.
     Total net revenue increased $96 million (11.5 percent) in the third quarter and $260 million (10.8 percent) in the first nine months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, increased $21 million (12.8 percent) in the third quarter and $37 million (7.7 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases were primarily due to growth in higher yielding retail credit card loan balances, partially offset by the margin impact of recent acquisitions and growth in corporate payment card balances. Noninterest income increased $75 million (11.1 percent) in the third quarter and $223 million (11.6 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases in fee-based revenue were driven by account growth, higher transaction volumes and business expansion initiatives. The increase in noninterest income for the first nine months of 2007, compared with the same period of the prior year, was partially offset by a merchant processing settlement recorded in the first quarter of 2006.
     Total noninterest expense increased $34 million (9.3 percent) in the third quarter and $113 million (10.7 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases were primarily attributable to new business initiatives, including costs associated with marketing programs, transaction processing and acquisitions.
     The provision for credit losses increased $26 million (35.1 percent) in the third quarter and $95 million (47.7 percent) in the first nine months of 2007, compared with the same periods of 2006, due to higher net charge-offs, which reflected portfolio growth and a higher level of losses due to changes in bankruptcy legislation that went into effect in the fourth quarter of 2005. As a percentage of average loans outstanding on an annualized basis, net charge-offs were 2.60 percent in the third quarter of 2007, compared with 2.29 percent in the third quarter of 2006.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support contributed $15 million of the Company’s net income in the third quarter and $51 million in the first nine months of 2007, compared with net income of $30 million and $108 million in the same periods of 2006, respectively.
     Total net revenue decreased $10 million in the third quarter and $169 million in the first nine months of 2007, compared with the same periods of 2006. The decline in total net revenue in the third quarter of 2007 compared to the same period of 2006 was due primarily to lower noninterest income. The decline in total net revenue in the first nine months of 2007 compared to the same period of 2006 was due to unfavorable variances in both net interest income and noninterest income. The decline in net interest income reflected the impact of issuing higher cost wholesale funding to support earning asset growth. Noninterest income decreased $27 million (60.0 percent) in the third quarter and $118 million (77.6 percent) in the first nine months of 2007, compared with the same periods of 2006. The decreases were primarily due to a gain recognized in the third quarter of 2006 related to the sale of equity interests in a cardholder association. In addition, the decrease for the first nine months of 2007, compared with the same period of the prior year, was also due to a gain recognized in the second quarter of 2006 related to the initial public offering of a cardholder association and trading gains realized in the first quarter of 2006 related to terminating certain interest rate derivatives.
     Total noninterest expense increased $18 million (30.5 percent) in the third quarter and $27 million (14.1 percent) in the first nine months of 2007, compared with the same periods of 2006. The increases

24	U.S. Bancorp

were primarily driven by higher costs related to investments in affordable housing and other tax-advantaged projects.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.2 percent in the third quarter and first nine months of 2007, compared with 30.7 percent and 32.1 percent in the same periods of 2006, respectively. The decreases in the effective tax rate primarily reflected higher tax exempt income from municipal securities, incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects, and expansion of a bank-owned life insurance program.
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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2007	2006

	(Unaudited)
Assets
Cash and due from banks	$6,636	$8,639
Investment securities
Held-to-maturity (fair value $82 and $92, respectively)	78	87
Available-for-sale	40,293	40,030
Loans held for sale	4,601	3,256
Loans
Commercial	48,012	46,190
Commercial real estate	28,517	28,645
Residential mortgages	22,563	21,285
Retail	49,947	47,477

Total loans	149,039	143,597
Less allowance for loan losses	(2,041)	(2,022)

Net loans	146,998	141,575
Premises and equipment	1,779	1,835
Goodwill	7,604	7,538
Other intangible assets	3,150	3,227
Other assets	16,489	13,045

Total assets	$227,628	$219,232

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$28,272	$32,128
Interest-bearing	70,916	70,330
Time deposits greater than $100,000	23,560	22,424

Total deposits	122,748	124,882
Short-term borrowings	28,868	26,933
Long-term debt	45,241	37,602
Other liabilities	10,005	8,618

Total liabilities	206,862	198,035
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 40,000 shares	1,000	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/07 and 12/31/06 — 1,972,643,007 shares	20	20
Capital surplus	5,748	5,762
Retained earnings	22,580	21,242
Less cost of common stock in treasury: 9/30/07 — 247,231,503 shares; 12/31/06 — 207,928,756 shares	(7,554)	(6,091)
Other comprehensive income	(1,028)	(736)

Total shareholders’ equity	20,766	21,197

Total liabilities and shareholders’ equity	$227,628	$219,232

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2007	2006	2007	2006

Interest Income
Loans	$2,703	$2,545	$7,897	$7,277
Loans held for sale	76	64	205	172
Investment securities	522	500	1,554	1,490
Other interest income	33	40	101	119

Total interest income	3,334	3,149	9,757	9,058
Interest Expense
Deposits	694	640	2,032	1,721
Short-term borrowings	374	321	1,081	861
Long-term debt	599	528	1,696	1,415

Total interest expense	1,667	1,489	4,809	3,997

Net interest income	1,667	1,660	4,948	5,061
Provision for credit losses	199	135	567	375

Net interest income after provision for credit losses	1,468	1,525	4,381	4,686
Noninterest Income
Credit and debit card revenue	235	206	668	590
Corporate payment products revenue	164	150	466	416
ATM processing services	62	63	183	183
Merchant processing services	287	253	822	719
Trust and investment management fees	331	305	995	916
Deposit service charges	271	268	786	764
Treasury management fees	118	111	355	334
Commercial products revenue	107	100	312	311
Mortgage banking revenue	76	68	211	167
Investment products fees and commissions	36	34	108	114
Securities gains (losses), net	7	—	11	3
Other	150	190	478	600

Total noninterest income	1,844	1,748	5,395	5,117
Noninterest Expense
Compensation	656	632	1,950	1,892
Employee benefits	119	123	375	379
Net occupancy and equipment	175	168	511	494
Professional services	56	54	162	130
Marketing and business development	66	58	178	156
Technology and communications	127	128	378	372
Postage, printing and supplies	70	66	210	198
Other intangibles	94	89	283	263
Debt prepayment	—	—	—	11
Other	265	220	766	673

Total noninterest expense	1,628	1,538	4,813	4,568

Income before income taxes	1,684	1,735	4,963	5,235
Applicable income taxes	508	532	1,501	1,678

Net income	$1,176	$1,203	$3,462	$3,557

Net income applicable to common equity	$1,161	$1,187	$3,417	$3,524

Earnings per common share	$.67	$.67	$1.97	$1.98
Diluted earnings per common share	$.67	$.66	$1.94	$1.95
Dividends declared per common share	$.40	$.33	$1.20	$.99
Average common shares outstanding	1,725	1,771	1,737	1,784
Average diluted common shares outstanding	1,745	1,796	1,762	1,809

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4
Net income					3,557			3,557
Unrealized loss on securities available-for-sale							(52)	(52)
Unrealized gain on derivatives							39	39
Foreign currency translation							5	5
Realized loss on derivatives							(199)	(199)
Reclassification for realized losses							28	28
Income taxes							67	67

Total comprehensive income								3,445
Cash dividends declared
Preferred					(33)			(33)
Common					(1,759)			(1,759)
Issuance of common and treasury stock	28			(95)		812		717
Purchase of treasury stock	(80)					(2,488)		(2,488)
Stock option and restricted stock grants				9				9
Shares reserved to meet deferred compensation obligations				1		(4)		(3)
Issuance of preferred stock		1,000		(52)				948

Balance September 30, 2006	1,763	$1,000	$20	$5,770	$20,770	$(6,093)	$(541)	$20,926

Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					3,462			3,462
Unrealized loss on securities available-for-sale							(482)	(482)
Unrealized loss on derivatives							(73)	(73)
Foreign currency translation							11	11
Reclassification for realized losses							72	72
Change in retirement obligation							1	1
Income taxes							179	179

Total comprehensive income								3,170
Cash dividends declared
Preferred					(45)			(45)
Common					(2,079)			(2,079)
Issuance of common and treasury stock	18			(34)		544		510
Purchase of treasury stock	(58)					(2,003)		(2,003)
Stock option and restricted stock grants				20				20
Shares reserved to meet deferred compensation obligations						(4)		(4)

Balance September 30, 2007	1,725	$1,000	$20	$5,748	$22,580	$(7,554)	$(1,028)	$20,766

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

(Dollars in Millions)
(Unaudited)	2007	2006

Operating Activities
Net cash provided by operating activities	$2,018	$4,716
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,269	1,132
Proceeds from maturities of investment securities	3,419	3,174
Purchases of investment securities	(5,389)	(5,094)
Net increase in loans outstanding	(3,661)	(4,721)
Proceeds from sales of loans	382	456
Purchases of loans	(1,907)	(2,171)
Acquisitions, net of cash acquired	(73)	(587)
Other, net	(1,182)	(305)

Net cash used in investing activities	(7,142)	(8,116)
Financing Activities
Net decrease in deposits	(2,442)	(4,313)
Net increase in short-term borrowings	1,869	4,462
Proceeds from issuance of long-term debt	21,077	13,379
Principal payments or redemption of long-term debt	(13,590)	(9,103)
Proceeds from issuance of preferred stock	—	948
Proceeds from issuance of common stock	374	613
Repurchase of common stock	(1,983)	(2,480)
Cash dividends paid on preferred stock	(45)	(17)
Cash dividends paid on common stock	(2,095)	(1,777)

Net cash provided by financing activities	3,165	1,712

Change in cash and cash equivalents	(1,959)	(1,688)
Cash and cash equivalents at beginning of period	8,805	8,202

Cash and cash equivalents at end of period	$6,846	$6,514

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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

Note 2	Significant Accounting Matters
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
Visa Restructuring and Card Association Litigation The Company’s Payment Services line of business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of an initial public offering in 2008 (the “Visa Reorganization”). In addition, the Company and certain of its subsidiaries are defendants along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices

30	U.S. Bancorp

of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation.
     In connection with the Visa Reorganization and the Litigation, there are a number of significant accounting matters that must be considered by the financial institution members that have ownership interests in Visa, are parties to the Litigation, or have executed judgment and loss sharing agreements. These matters include the nature and timing of the financial gain recognition arising from the Visa Reorganization, the implications of the judgment and loss sharing agreements, and the timing and amount of recognition of any future obligations of Visa and/or its financial institution members arising as a result of the ultimate resolution of the Litigation. Given the complexity of the Visa Reorganization and the related accounting matters, the Company, along with several other financial institution members, has requested guidance from the Office of the Chief Accountant of the Securities and Exchange Commission regarding the appropriate accounting treatment for these matters. Such guidance is expected to be received in the fourth quarter of 2007. Although the resolution of these accounting matters may have a significant impact on the Company’s financial statements in future accounting periods (including the potential for both gains and accruals), the Company believes the impact of these matters will not be materially adverse to its financial condition and results of operations.

Note 3	Loans
The composition of the loan portfolio was as follows:

	September 30, 2007		December 31, 2006

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$42,126	28.3%	$40,640	28.3%
Lease financing	5,886	3.9	5,550	3.9

Total commercial	48,012	32.2	46,190	32.2
Commercial real estate
Commercial mortgages	19,650	13.2	19,711	13.7
Construction and development	8,867	5.9	8,934	6.2

Total commercial real estate	28,517	19.1	28,645	19.9
Residential mortgages
Residential mortgages	16,799	11.3	15,316	10.7
Home equity loans, first liens	5,764	3.9	5,969	4.1

Total residential mortgages	22,563	15.2	21,285	14.8
Retail
Credit card	10,251	6.9	8,670	6.0
Retail leasing	6,282	4.2	6,960	4.9
Home equity and second mortgages	16,210	10.9	15,523	10.8
Other retail
Revolving credit	2,679	1.8	2,563	1.8
Installment	5,203	3.5	4,478	3.1
Automobile	8,883	5.9	8,693	6.1
Student	439	.3	590	.4

Total other retail	17,204	11.5	16,324	11.4

Total retail	49,947	33.5	47,477	33.1

Total loans	$149,039	100.0%	$143,597	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at September 30, 2007, and December 31, 2006.

U.S. Bancorp	31

Note 4	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $94.4 billion and $82.9 billion at September 30, 2007, and December 31, 2006, respectively. The Company records mortgage servicing rights (“MSRs”) initially at fair value and at each subsequent reporting date, and records changes in fair value in noninterest income in the period in which they occur. In conjunction with its MSRs, the Company may utilize derivatives, including futures and option contracts to manage the volatility of changes in the fair value of MSRs. The net impact of assumption changes on the fair value of MSRs, excluding decay, and the related derivatives included in mortgage banking revenue was a net gain of $4 million and $7 million for the three months ended September 30, 2007, and 2006, respectively, and a net loss of $1 million and $3 million for the nine months ended September 30, 2007 and 2006, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue were $87 million and $79 million for the three months ended September 30, 2007, and 2006, respectively, and $260 million and $235 million for the nine months ended September 30, 2007, and 2006, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$1,649	$1,323	$1,427	$1,123
Rights purchased	4	3	10	50
Rights capitalized	130	108	316	278
Rights sold	(130)	—	(130)	—
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	(86)	(68)	38	3
Other changes in fair value (b)	(45)	(42)	(139)	(130)

Balance at end of period	$1,522	$1,324	$1,522	$1,324

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
     The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the valuation of MSRs include higher than expected prepayment rates and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at September 30, 2007, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Net fair value	$(29)	$(6)	$(17)	$(56)

32	U.S. Bancorp

Note 5	Earnings Per Common Share

The components of earnings per common share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	2007	2006

Net income	$1,176	$1,203	$3,462	$3,557
Preferred dividends	(15)	(16)	(45)	(33)

Net income applicable to common equity	$1,161	$1,187	$3,417	$3,524
Average common shares outstanding	1,725	1,771	1,737	1,784
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	20	25	25	25

Average diluted common shares outstanding	1,745	1,796	1,762	1,809

Earnings per common share	$.67	$.67	$1.97	$1.98
Diluted earnings per common share	$.67	$.66	$1.94	$1.95

Options to purchase 14 million and 3 million common shares for the three months ended September 30, 2007 and 2006, respectively, and 10 million and 4 million common shares for the nine months ended September 30, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

Note 6	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,

			Postretirement				Postretirement
	Pension Plans		Medical Plan		Pension Plans		Medical Plan

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$18	$18	$1	$1	$53	$54	$4	$3
Interest cost	31	29	4	3	94	88	11	10
Expected return on plan assets	(50)	(48)	(2)	—	(149)	(143)	(5)	—
Prior service credit and transition obligation amortization	(1)	(2)	—	—	(4)	(5)	—	—
Actuarial loss amortization	16	23	—	—	47	68	—	—

Net periodic benefit cost	$14	$20	$3	$4	$41	$62	$10	$13

U.S. Bancorp	33

Note 7	Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2007	2006	2007	2006

Federal
Current	$486	$530	$1,423	$1,742
Deferred	(46)	(63)	(114)	(299)

Federal income tax	440	467	1,309	1,443
State
Current	72	70	203	258
Deferred	(4)	(5)	(11)	(23)

State income tax	68	65	192	235

Total income tax provision	$508	$532	$1,501	$1,678

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2007	2006	2007	2006

Tax at statutory rate (35 percent)	$590	$607	$1,737	$1,832
State income tax, at statutory rates, net of federal tax benefit	44	43	125	153
Tax effect of
Tax credits	(75)	(97)	(215)	(216)
Tax-exempt income	(39)	(23)	(97)	(66)
Other items	(12)	2	(49)	(25)

Applicable income taxes	$508	$532	$1,501	$1,678

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
     The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2007, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2004. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
     The Company’s net deferred tax liability was $1,192 million at September 30, 2007, and $1,483 million at December 31, 2006.

34	U.S. Bancorp

Note 8	Guarantees and Contingent Liabilities

The following table is a summary of the guarantees and contingent liabilities of the Company at September 30, 2007:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments

Standby letters of credit	$70	$12,211
Third-party borrowing arrangements	2	332
Securities lending indemnifications	—	15,768
Asset sales (a)	6	426
Merchant processing	47	79,096
Other guarantees	28	1,369
Other contingent liabilities	—	2,001

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
     The Company currently processes card transactions in the United States, Canada and Europe for airlines, cruise lines and large tour operators. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2007, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $4.9 billion, with airline tickets representing 90 percent of that amount. The Company held collateral of $1.1 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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

U.S. Bancorp	35

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$41,128	$559	5.44%	$39,806	$519	5.22%	3.3%
Loans held for sale	4,547	76	6.63	3,851	64	6.70	18.1
Loans (b)
Commercial	47,390	792	6.63	46,068	769	6.63	2.9
Commercial real estate	28,462	525	7.33	28,701	538	7.44	(.8)
Residential mortgages	22,258	345	6.18	21,118	313	5.90	5.4
Retail	49,407	1,049	8.42	45,604	932	8.10	8.3

Total loans	147,517	2,711	7.30	141,491	2,552	7.16	4.3
Other earning assets	1,694	33	7.92	2,042	40	7.73	(17.0)

Total earning assets	194,886	3,379	6.90	187,190	3,175	6.74	4.1
Allowance for loan losses	(2,041)			(2,056)			.7
Unrealized gain (loss) on available-for-sale securities	(1,206)			(1,185)			(1.8)
Other assets	31,866			30,140			5.7

Total assets	$223,505			$214,089			4.4

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$26,947			$28,220			(4.5)
Interest-bearing deposits
Interest checking	26,052	93	1.41	23,595	66	1.10	10.4
Money market savings	25,018	168	2.67	26,116	151	2.30	(4.2)
Savings accounts	5,283	5	.37	5,598	5	.40	(5.6)
Time certificates of deposit less than $100,000	14,590	163	4.42	13,867	137	3.93	5.2
Time deposits greater than $100,000	21,255	265	4.95	22,579	281	4.93	(5.9)

Total interest-bearing deposits	92,198	694	2.99	91,755	640	2.77	.5
Short-term borrowings	29,155	401	5.46	23,601	334	5.60	23.5
Long-term debt	46,452	599	5.12	41,892	528	5.00	10.9

Total interest-bearing liabilities	167,805	1,694	4.01	157,248	1,502	3.79	6.7
Other liabilities	8,012			7,704			4.0
Shareholders’ equity
Preferred equity	1,000			1,000			—
Common equity	19,741			19,917			(.9)

Total shareholders’ equity	20,741			20,917			(.8)

Total liabilities and shareholders’ equity	$223,505			$214,089			4.4%

Net interest income		$1,685			$1,673

Gross interest margin			2.89%			2.95%

Gross interest margin without taxable-equivalent increments			2.85			2.92

Percent of Earning Assets
Interest income			6.90%			6.74%
Interest expense			3.46			3.18

Net interest margin			3.44%			3.56%

Net interest margin without taxable-equivalent increments			3.40%			3.53%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$40,904	$1,653	5.39%	$39,858	$1,528	5.11%	2.6%
Loans held for sale	4,244	205	6.43	3,560	172	6.43	19.2
Loans (b)
Commercial	47,200	2,347	6.64	45,029	2,193	6.51	4.8
Commercial real estate	28,536	1,569	7.35	28,704	1,563	7.28	(.6)
Residential mortgages	21,888	999	6.09	20,992	909	5.78	4.3
Retail	48,341	3,004	8.31	44,836	2,631	7.85	7.8

Total loans	145,965	7,919	7.25	139,561	7,296	6.99	4.6
Other earning assets	1,675	101	8.09	2,096	119	7.55	(20.1)

Total earning assets	192,788	9,878	6.85	185,075	9,115	6.58	4.2
Allowance for loan losses	(2,039)			(2,056)			.8
Unrealized gain (loss) on available-for-sale securities	(867)			(1,140)			23.9
Other assets	31,812			30,309			5.0

Total assets	$221,694			$212,188			4.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,531			$28,666			(4.0)
Interest-bearing deposits
Interest checking	25,666	253	1.32	23,358	161	.92	9.9
Money market savings	25,108	490	2.61	26,820	405	2.02	(6.4)
Savings accounts	5,375	15	.38	5,669	14	.34	(5.2)
Time certificates of deposit less than $100,000	14,693	483	4.39	13,688	377	3.68	7.3
Time deposits greater than $100,000	21,237	791	4.98	22,255	764	4.59	(4.6)

Total interest-bearing deposits	92,079	2,032	2.95	91,790	1,721	2.51	.3
Short-term borrowings	28,465	1,149	5.40	23,398	884	5.05	21.7
Long-term debt	44,696	1,696	5.07	40,462	1,415	4.67	10.5

Total interest-bearing liabilities	165,240	4,877	3.95	155,650	4,020	3.45	6.2
Other liabilities	7,976			7,329			8.8
Shareholders’ equity
Preferred equity	1,000			688			45.3
Common equity	19,947			19,855			.5

Total shareholders’ equity	20,947			20,543			2.0

Total liabilities and shareholders’ equity	$221,694			$212,188			4.5%

Net interest income		$5,001			$5,095

Gross interest margin			2.90%			3.13%

Gross interest margin without taxable-equivalent increments			2.86			3.11

Percent of Earning Assets
Interest income			6.85%			6.58%
Interest expense			3.39			2.90

Net interest margin			3.46%			3.68%

Net interest margin without taxable-equivalent increments			3.42%			3.66%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	37

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2007.
Item 6. Exhibits

10.1	Form of 2007 U.S. Bancorp Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2007 Stock Incentive Plan
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

38	U.S. Bancorp

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: November 8, 2007

U.S. Bancorp	39

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2007	September 30, 2007

Earnings
1.	Net income		$1,176	$3,462
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		508	1,501

3.	Income before income taxes (1 + 2)		$1,684	$4,963

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$973	$2,777
	b.	Portion of rents representative of interest and amortization of debt expense	19	57

	c.	Fixed charges excluding interest on deposits (4a + 4b)	992	2,834
	d.	Interest on deposits	694	2,032

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,686	$4,866

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,676	7,797
7.	Earnings including interest on deposits (3 + 4e + 5)		3,370	9,829
8.	Fixed charges excluding interest on deposits (4c)		992	2,834
9.	Fixed charges including interest on deposits (4e)		1,686	4,866
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		2.70	2.75
11.	Including interest on deposits (line 7/line 9)		2.00	2.02

*	Excludes interest expense related to unrecognized tax positions.

40	U.S. Bancorp

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
Dated: November 8, 2007

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
Dated: November 8, 2007

42	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere

Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer
Dated: November 8, 2007

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