Form 10-Q/A
period 2007-09-30
US BANCORP \DE\
filed 2007-11-21
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
     This Form 10-Q/A is being filed by U.S. Bancorp to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, that was filed with the U.S. Securities and Exchange Commission on November 8, 2007. The amendment is being filed to restate previously reported earnings for the third quarter and first nine months of 2007 as a result of a recently announced settlement of a class action lawsuit and developments related to Visa U.S.A. Inc. and its affiliates (collectively “Visa”).
     On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit to which U.S. Bancorp is a party. As a result of this development, U.S. Bancorp is restating its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, to record a $115 million pre-tax charge for its proportionate share of the litigation. As a result of the settlement, previously reported net income for the third quarter of 2007 of $1,176 million, or $.67 per diluted common share, is revised to report net income of $1,096 million, or $.62 per diluted common share. Previously reported net income for the first nine months of 2007 of $3,462 million, or $1.94 per diluted common share, is revised to report net income of $3,382 million, or $1.89 per diluted common share.
     This Form 10-Q/A amends and restates the November 8, 2007, filing only to reflect the effects of the $115 million charge discussed above. No other changes have been made to the original filing.
Table of Contents and Form 10-Q/A Cross Reference Index
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
     This Form 10-Q/A contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, effects of critical accounting policies and judgments, management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk and uncertainty regarding consummation of the Visa IPO. For discussion of these and other risks that may cause actual results to differ from expectations, refer to our Annual Report on Form 10-K for the year ended December 31, 2006, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,685	$1,673	.7%	$5,001	$5,095	(1.8)%
Noninterest income	1,837	1,748	5.1	5,384	5,114	5.3
Securities gains (losses), net	7	—	*	11	3	*

Total net revenue	3,529	3,421	3.2	10,396	10,212	1.8
Noninterest expense	1,743	1,538	13.3	4,928	4,568	7.9
Provision for credit losses	199	135	47.4	567	375	51.2

Income before taxes	1,587	1,748	(9.2)	4,901	5,269	(7.0)
Taxable-equivalent adjustment	18	13	38.5	53	34	55.9
Applicable income taxes	473	532	(11.1)	1,466	1,678	(12.6)

Net income	$1,096	$1,203	(8.9)	$3,382	$3,557	(4.9)

Net income applicable to common equity	$1,081	$1,187	(8.9)	$3,337	$3,524	(5.3)

Per Common Share
Earnings per share	$.63	$.67	(6.0)%	$1.92	$1.98	(3.0)%
Diluted earnings per share	.62	.66	(6.1)	1.89	1.95	(3.1)
Dividends declared per share	.40	.33	21.2	1.20	.99	21.2
Book value per share	11.46	11.30	1.4
Market value per share	32.53	33.22	(2.1)
Average common shares outstanding	1,725	1,771	(2.6)	1,737	1,784	(2.6)
Average diluted common shares outstanding	1,745	1,796	(2.8)	1,762	1,809	(2.6)
Financial Ratios
Return on average assets	1.95%	2.23%		2.04%	2.24%
Return on average common equity	21.7	23.6		22.4	23.7
Net interest margin (taxable-equivalent basis) (a)	3.44	3.56		3.46	3.68
Efficiency ratio (b)	49.5	45.0		47.5	44.7
Average Balances
Loans	$147,517	$141,491	4.3%	$145,965	$139,561	4.6%
Loans held for sale	4,547	3,851	18.1	4,244	3,560	19.2
Investment securities	41,128	39,806	3.3	40,904	39,858	2.6
Earning assets	194,886	187,190	4.1	192,788	185,075	4.2
Assets	223,505	214,089	4.4	221,694	212,188	4.5
Noninterest-bearing deposits	26,947	28,220	(4.5)	27,531	28,666	(4.0)
Deposits	119,145	119,975	(.7)	119,610	120,456	(.7)
Short-term borrowings	29,155	23,601	23.5	28,465	23,398	21.7
Long-term debt	46,452	41,892	10.9	44,696	40,462	10.5
Shareholders’ equity	20,741	20,917	(.8)	20,947	20,543	2.0

	September 30, 2007	December 31, 2006

Period End Balances
Loans	$149,039	$143,597	3.8%
Allowance for credit losses	2,260	2,256	.2
Investment securities	40,371	40,117	.6
Assets	227,628	219,232	3.8
Deposits	122,748	124,882	(1.7)
Long-term debt	45,241	37,602	20.3
Shareholders’ equity	20,686	21,197	(2.4)
Regulatory capital ratios
Tier 1 capital	8.5%	8.8%
Total risk-based capital	12.7	12.6
Leverage	8.0	8.2
Tangible common equity	5.3	5.5

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis
OVERVIEW
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,096 million for the third quarter of 2007 or $.62 per diluted common share, compared with $1,203 million, or $.66 per diluted common share for the third quarter of 2006. Return on average assets and return on average common equity were 1.95 percent and 21.7 percent, respectively, for the third quarter of 2007, compared with returns of 2.23 percent and 23.6 percent, respectively, for the third quarter of 2006. The Company’s results for the third quarter of 2007 declined from the same period of 2006, as strong fee-based revenue growth in Payment Services and Wealth Management & Securities Services was offset by higher operating expenses, an expected increase in credit costs, and a $115 million ($80 million net-of-taxes) charge for the Company’s proportionate share of a litigation settlement between Visa U.S.A. Inc. and American Express (“VISA/Amex litigation settlement”), announced on November 7, 2007. In addition, the third quarter of 2006 included a $32 million gain on the sale of equity interests in a cardholder association.
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
     Total noninterest expense in the third quarter of 2007 was $205 million (13.3 percent) higher than in the third quarter of 2006, principally due to higher operating costs from investments in personnel, branches, customer service initiatives, marketing, business integration costs related to acquisitions, costs related to tax-advantaged investments and an increase in credit-related costs for other real estate owned and collection activities. The third quarter of 2007 also included a $115 million charge for the Company’s proportionate share of the Visa/Amex litigation settlement.
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
     The Company reported net income of $3,382 million for the first nine months of 2007 or $1.89 per diluted common share, compared with $3,557 million, or $1.95 per diluted common share for the first nine months of 2006. Return on average assets and return on average common equity were 2.04 percent and 22.4 percent, respectively, for the first nine months of 2007, compared with returns of 2.24 percent and 23.7 percent, respectively, for the first nine months of 2006. The Company’s results for the first nine months of 2007 declined from the same period of 2006, as strong fee-based revenue growth was offset by higher operating expenses and an expected increase in credit costs. Included in the first nine months of 2007 was a $115 million charge related to the Visa/Amex litigation settlement. In addition, the first nine months of 2006 included $67 million of gains from the initial public offering and subsequent sale of equity interests of a cardholder association.
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

U.S. Bancorp	3

derivatives, $67 million of gains from the initial public offering and subsequent sale of a cardholder association and a $10 million gain related to a favorable settlement in the merchant processing business, offset by a $37 million reduction in mortgage banking revenue due principally to the adoption of fair value accounting standards for mortgage servicing rights (“MSRs”).
     Total noninterest expense in the first nine months of 2007 was $360 million (7.9 percent) higher than in the first nine months of 2006, principally due to higher operating costs from investments in business initiatives, business integration costs related to acquisitions, costs related to tax-advantaged investments, credit-related costs for other real estate owned and collection activities, an increase in merchant airline processing expenses primarily due to sales volumes and business expansion with a major airline and a $115 million charge related to the Visa/Amex litigation settlement. Growth in expenses from a year ago was partially offset by an $11 million debt prepayment charge recorded in the first nine months of 2006.
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

4	U.S. Bancorp

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

compared with $1,748 million and $5,117 million in the same periods of 2006. The $96 million (5.5 percent) increase during the third quarter and $278 million (5.4 percent) increase during the first nine months of 2007, compared with the same periods in 2006, were driven by strong organic fee-based revenue growth, offset somewhat by market conditions in the third quarter of 2007 adversely impacting valuations for certain trading securities and loans held for sale within a commercial real estate joint venture. Additionally, the third quarter and first nine months of 2006 were impacted by several previously reported, one-time items.
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
Noninterest Expense Noninterest expense was $1,743 million in the third quarter and $4,928 million in the first nine months of 2007, reflecting increases of $205 million (13.3 percent) and $360 million (7.9 percent), respectively, from the same periods of 2006. Compensation expense increased due to ongoing bank operations and acquired businesses. Net occupancy and equipment expense increased primarily

Table 3	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2007	2006	Change	2007	2006	Change

Compensation	$656	$632	3.8%	$1,950	$1,892	3.1%
Employee benefits	119	123	(3.3)	375	379	(1.1)
Net occupancy and equipment	175	168	4.2	511	494	3.4
Professional services	56	54	3.7	162	130	24.6
Marketing and business development	66	58	13.8	178	156	14.1
Technology and communications	127	128	(.8)	378	372	1.6
Postage, printing and supplies	70	66	6.1	210	198	6.1
Other intangibles	94	89	5.6	283	263	7.6
Debt prepayment	—	—	—	—	11	*
Other	380	220	72.7	881	673	30.9

Total noninterest expense	$1,743	$1,538	13.3%	$4,928	$4,568	7.9%

Efficiency ratio (a)	49.5%	45.0%		47.5%	44.7%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

due to acquisitions and branch-based business initiatives. Professional services expense for the first nine months of 2007 increased over the same period of the prior year due to revenue enhancing business initiatives and higher legal fees associated with the establishment of a bank charter in Ireland to support pan-European payment processing and litigation. Marketing and business development expense for the third quarter and first nine months of 2007 increased year-over-year due to the timing of customer promotions, solicitations and advertising activities. Postage, printing and supplies expense increased primarily due to changes in postal rates. Other intangibles expense increased from the same periods of 2006 due to recent acquisitions in Consumer Banking, Wealth Management & Securities Services and Payment Services. Other expense increased over the prior year due to a $115 million charge related to the Visa/Amex litigation settlement, higher costs related to affordable housing and other tax-advantaged investments, an increase in merchant processing expenses driven by transaction volumes, integration expenses related to recent acquisitions and higher credit-related costs for other real estate owned and loan collection activities.
Income Tax Expense The provision for income taxes was $473 million (an effective rate of 30.1 percent) for the third quarter and $1,466 million (an effective rate of 30.2 percent) for the first nine months of 2007, compared with $532 million (an effective rate of 30.7 percent) and $1,678 million (an effective rate of 32.1 percent) for the same periods of 2006. For further information on income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.
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
Investment Securities Investment securities, including available-for-sale and held-to-maturity, totaled $40.4 billion at September 30, 2007, compared with $40.1 billion at December 31, 2006, reflecting purchases of $5.4 billion of securities, which were offset by sales, maturities, prepayments and a $.5 billion increase in the unrealized loss on the available-for-sale portfolio. As of September 30, 2007, approximately 36 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 37 percent at December 31, 2006. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts, asset-backed securities, corporate debt securities and floating-rate preferred stock.
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

18	U.S. Bancorp

Table 10	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2007	2006

Tier 1 capital	$17,288	$17,036
As a percent of risk-weighted assets	8.5%	8.8%
As a percent of adjusted quarterly average assets (leverage ratio)	8.0%	8.2%
Total risk-based capital	$25,820	$24,495
As a percent of risk-weighted assets	12.7%	12.6%
Tangible common equity	$11,564	$11,703
As a percent of tangible assets	5.3%	5.5%

certain steps with respect to specific investments to maintain the credit ratings of the rated money funds managed by FAF Advisors. While not material to the consolidated financial statements, management believes the impact of these steps could range from one to three cents per diluted share over the next few quarters.
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
Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first nine months of 2007, the Company returned 119 percent of earnings to its common shareholders through a combination of dividends and net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 10 provides a summary of capital ratios as of September 30, 2007, and December 31, 2006. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $20.7 billion at September 30, 2007, compared with $21.2 billion at December 31, 2006. The decrease was the result of share repurchases and dividends, partially offset by corporate earnings.
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
     Total net revenue increased $29 million (2.0 percent) in the third quarter and $95 million (2.3 percent) in the first nine months of 2007, compared with the same periods of 2006. Net interest income, on a taxable-equivalent basis, increased $4 million (.4 percent) in the third quarter and $17 million (.6 percent) in the first nine months of 2007, compared with the same periods of 2006. The year-over-year increases in net interest income were due to growth in average loans, higher loan fees and the funding benefit

20	U.S. Bancorp

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

U.S. Bancorp	21

Table 11	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended September 30 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$451	$478	(5.6)%	$988	$984	.4%
Noninterest income	211	220	(4.1)	481	456	5.5
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	662	698	(5.2)	1,469	1,440	2.0
Noninterest expense	235	223	5.4	651	625	4.2
Other intangibles	4	4	—	12	12	—

Total noninterest expense	239	227	5.3	663	637	4.1

Income before provision and income taxes	423	471	(10.2)	806	803	.4
Provision for credit losses	6	2	*	91	58	56.9

Income before income taxes	417	469	(11.1)	715	745	(4.0)
Income taxes and taxable-equivalent adjustment	152	171	(11.1)	260	271	(4.1)

Net income	$265	$298	(11.1)	$455	$474	(4.0)

Average Balance Sheet Data
Commercial	$34,339	$33,754	1.7%	$6,473	$6,436	.6%
Commercial real estate	16,671	17,117	(2.6)	11,047	10,810	2.2
Residential mortgages	79	57	38.6	21,724	20,590	5.5
Retail	69	43	60.5	36,025	34,182	5.4

Total loans	51,158	50,971	.4	75,269	72,018	4.5
Goodwill	1,329	1,329	—	2,218	2,131	4.1
Other intangible assets	36	51	(29.4)	1,694	1,490	13.7
Assets	56,053	56,339	(.5)	86,390	82,133	5.2
Noninterest-bearing deposits	10,116	11,298	(10.5)	11,955	12,616	(5.2)
Interest checking	5,359	3,724	43.9	17,659	17,451	1.2
Savings products	5,372	5,489	(2.1)	19,330	20,550	(5.9)
Time deposits	10,677	12,069	(11.5)	20,161	18,790	7.3

Total deposits	31,524	32,580	(3.2)	69,105	69,407	(.4)
Shareholders’ equity	5,704	5,740	(.6)	6,430	6,534	(1.6)

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Nine Months Ended September 30 (Dollars in Millions)	2007	2006	Change	2007	2006	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,359	$1,441	(5.7)%	$2,916	$2,899	.6%
Noninterest income	674	668	.9	1,383	1,305	6.0
Securities gains (losses), net	—	2	*	—	—	—

Total net revenue	2,033	2,111	(3.7)	4,299	4,204	2.3
Noninterest expense	704	678	3.8	1,912	1,829	4.5
Other intangibles	12	12	—	39	37	5.4

Total noninterest expense	716	690	3.8	1,951	1,866	4.6

Income before provision and income taxes	1,317	1,421	(7.3)	2,348	2,338	.4
Provision for credit losses	32	(6)	*	237	176	34.7

Income before income taxes	1,285	1,427	(10.0)	2,111	2,162	(2.4)
Income taxes and taxable-equivalent adjustment	468	520	(10.0)	768	787	(2.4)

Net income	$817	$907	(9.9)	$1,343	$1,375	(2.3)

Average Balance Sheet Data
Commercial	$34,486	$33,154	4.0%	$6,441	$6,372	1.1%
Commercial real estate	16,725	17,237	(3.0)	11,066	10,699	3.4
Residential mortgages	70	56	25.0	21,357	20,477	4.3
Retail	67	41	63.4	35,619	33,748	5.5

Total loans	51,348	50,488	1.7	74,483	71,296	4.5
Goodwill	1,329	1,329	—	2,214	2,115	4.7
Other intangible assets	40	55	(27.3)	1,657	1,425	16.3
Assets	56,555	56,003	1.0	85,170	80,982	5.2
Noninterest-bearing deposits	10,683	11,806	(9.5)	12,069	12,651	(4.6)
Interest checking	4,896	3,332	46.9	17,808	17,628	1.0
Savings products	5,389	5,458	(1.3)	19,580	21,385	(8.4)
Time deposits	10,604	12,521	(15.3)	20,052	18,434	8.8

Total deposits	31,572	33,117	(4.7)	69,509	70,098	(.8)
Shareholders’ equity	5,738	5,655	1.5	6,402	6,417	(.2)

*	Not meaningful

22	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$125	$128	(2.3)%	$185	$164	12.8%	$(64)	$(81)	21.0%	$1,685	$1,673	.7%
386	354	9.0	748	673	11.1	11	45	(75.6)	1,837	1,748	5.1
—	—	—	—	—	—	7	—	*	7	—	*

511	482	6.0	933	837	11.5	(46)	(36)	(27.8)	3,529	3,421	3.2
227	230	(1.3)	344	312	10.3	192	59	*	1,649	1,449	13.8
23	20	15.0	55	53	3.8	—	—	—	94	89	5.6

250	250	—	399	365	9.3	192	59	*	1,743	1,538	13.3

261	232	12.5	534	472	13.1	(238)	(95)	*	1,786	1,883	(5.2)
1	—	*	100	74	35.1	1	1	—	199	135	47.4

260	232	12.1	434	398	9.0	(239)	(96)	*	1,587	1,748	(9,2)
95	84	13.1	158	145	9.0	(174)	(126)	(38.1)	491	545	(9.9)

$165	$148	11.5	$276	$253	9.1	$(65)	$30	*	$1,096	$1,203	(8.9)

$2,094	$1,868	12.1%	$4,341	$3,880	11.9%	$143	$130	10.0%	$47,390	$46,068	2.9%
680	711	(4.4)	—	—	—	64	63	1.6	28,462	28,701	(.8)
452	466	(3.0)	—	—	—	3	5	(40.0)	22,258	21,118	5.4
2,350	2,410	(2.5)	10,924	8,927	22.4	39	42	(7.1)	49,407	45,604	8.3

5,576	5,455	2.2	15,265	12,807	19.2	249	240	3.8	147,517	141,491	4.3
1,553	1,379	12.6	2,497	2,477	.8	—	1	*	7,597	7,317	3.8
402	452	(11.1)	1,087	1,157	(6.1)	(1)	—	*	3,218	3,150	2.2
8,095	7,853	3.1	21,227	17,855	18.9	51,740	49,909	3.7	223,505	214,089	4.4
4,353	4,028	8.1	381	339	12.4	142	(61)	*	26,947	28,220	(4.5)
3,018	2,412	25.1	13	5	*	3	3	—	26,052	23,595	10.4
5,531	5,628	(1.7)	21	20	5.0	47	27	74.1	30,301	31,714	(4.5)
3,492	3,243	7.7	5	3	66.7	1,510	2,341	(35.5)	35,845	36,446	(1.6)

16,394	15,311	7.1	420	367	14.4	1,702	2,310	(26.3)	119,145	119,975	(.7)
2,460	2,340	5.1	4,911	4,799	2.3	1,236	1,504	(17.8)	20,741	20,917	(.8)

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006	Change

$366	$381	(3.9)%	$520	$483	7.7%	$(160)	$(109)	(46.8)%	$5,001	$5,095	(1.8)%
1,164	1,073	8.5	2,140	1,917	11.6	23	151	(84.8)	5,384	5,114	5.3
—	—	—	—	—	—	11	1	*	11	3	*

1,530	1,454	5.2	2,660	2,400	10.8	(126)	43	*	10,396	10,212	1.8
691	702	(1.6)	1,004	904	11.1	334	192	74.0	4,645	4,305	7.9
69	64	7.8	163	150	8.7	—	—	—	283	263	7.6

760	766	(.8)	1,167	1,054	10.7	334	192	74.0	4,928	4,568	7.9

770	688	11.9	1,493	1,346	10.9	(460)	(149)	*	5,468	5,644	(3.1)
1	2	(50.0)	294	199	47.7	3	4	(25.0)	567	375	51.2

769	686	12.1	1,199	1,147	4.5	(463)	(153)	*	4,901	5,269	(7.0)
280	249	12.4	437	417	4.8	(434)	(261)	(66.3)	1,519	1,712	(11.3)

$489	$437	11.9	$762	$730	4.4	$(29)	$108	*	$3,382	$3,557	(4.9)

$2,018	$1,644	22.7%	$4,114	$3,726	10.4%	$141	$133	6.0%	$47,200	$45,029	4.8%
681	704	(3.3)	—	—	—	64	64	—	28,536	28,704	(.6)
457	455	.4	—	—	—	4	4	—	21,888	20,992	4.3
2,343	2,414	(2.9)	10,272	8,589	19.6	40	44	(9.1)	48,341	44,836	7.8

5,499	5,217	5.4	14,386	12,315	16.8	249	245	1.6	145,965	139,561	4.6
1,552	1,377	12.7	2,481	2,410	2.9	9	1	*	7,585	7,232	4.9
426	474	(10.1)	1,099	1,125	(2.3)	14	—	*	3,236	3,079	5.1
8,053	7,635	5.5	19,954	17,214	15.9	51,962	50,354	3.2	221,694	212,188	4.5
4,298	3,786	13.5	401	312	28.5	80	111	(27.9)	27,531	28,666	(4.0)
2,948	2,391	23.3	11	4	*	3	3	—	25,666	23,358	9.9
5,439	5,596	(2.8)	21	19	10.5	54	31	74.2	30,483	32,489	(6.2)
3,686	2,716	35.7	4	3	33.3	1,584	2,269	(30.2)	35,930	35,943	—

16,371	14,489	13.0	437	338	29.3	1,721	2,414	(28.7)	119,610	120,456	(.7)
2,477	2,340	5.9	4,833	4,637	4.2	1,497	1,494	.2	20,947	20,543	2.0

U.S. Bancorp	23

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
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support reported net losses of $65 million in the third quarter and $29 million in the first nine months of 2007, compared with net income of $30 million and $108 million in the same periods of 2006, respectively.
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
     Total noninterest expense increased $133 million in the third quarter and $142 million in the first nine months of 2007, compared with the same periods of 2006. The increases were primarily driven by higher

24	U.S. Bancorp

costs related to investments in affordable housing and other tax-advantaged projects and a $115 million charge recorded in the current year related to the Visa/Amex litigation settlement.
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
     Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.1 percent in the third quarter and 30.2 percent for the first nine months of 2007, compared with 30.7 percent and 32.1 percent in the same periods of 2006, respectively. The decreases in the effective tax rate primarily reflected higher tax exempt income from municipal securities, incremental tax credits generated from investments in affordable housing and similar tax-advantaged projects, and expansion of a bank-owned life insurance program.
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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2007	2006

	(Unaudited)
	(Restated)
Assets
Cash and due from banks	$6,636	$8,639
Investment securities
Held-to-maturity (fair value $82 and $92, respectively)	78	87
Available-for-sale	40,293	40,030
Loans held for sale	4,601	3,256
Loans
Commercial	48,012	46,190
Commercial real estate	28,517	28,645
Residential mortgages	22,563	21,285
Retail	49,947	47,477

Total loans	149,039	143,597
Less allowance for loan losses	(2,041)	(2,022)

Net loans	146,998	141,575
Premises and equipment	1,779	1,835
Goodwill	7,604	7,538
Other intangible assets	3,150	3,227
Other assets	16,489	13,045

Total assets	$227,628	$219,232

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$28,272	$32,128
Interest-bearing	70,916	70,330
Time deposits greater than $100,000	23,560	22,424

Total deposits	122,748	124,882
Short-term borrowings	28,868	26,933
Long-term debt	45,241	37,602
Other liabilities	10,085	8,618

Total liabilities	206,942	198,035
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 40,000 shares	1,000	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/07 and 12/31/06 — 1,972,643,007 shares	20	20
Capital surplus	5,748	5,762
Retained earnings	22,500	21,242
Less cost of common stock in treasury: 9/30/07 — 247,231,503 shares; 12/31/06 — 207,928,756 shares	(7,554)	(6,091)
Other comprehensive income	(1,028)	(736)

Total shareholders’ equity	20,686	21,197

Total liabilities and shareholders’ equity	$227,628	$219,232

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2007	2006	2007	2006

	(Restated)		(Restated)
Interest Income
Loans	$2,703	$2,545	$7,897	$7,277
Loans held for sale	76	64	205	172
Investment securities	522	500	1,554	1,490
Other interest income	33	40	101	119

Total interest income	3,334	3,149	9,757	9,058
Interest Expense
Deposits	694	640	2,032	1,721
Short-term borrowings	374	321	1,081	861
Long-term debt	599	528	1,696	1,415

Total interest expense	1,667	1,489	4,809	3,997

Net interest income	1,667	1,660	4,948	5,061
Provision for credit losses	199	135	567	375

Net interest income after provision for credit losses	1,468	1,525	4,381	4,686
Noninterest Income
Credit and debit card revenue	235	206	668	590
Corporate payment products revenue	164	150	466	416
ATM processing services	62	63	183	183
Merchant processing services	287	253	822	719
Trust and investment management fees	331	305	995	916
Deposit service charges	271	268	786	764
Treasury management fees	118	111	355	334
Commercial products revenue	107	100	312	311
Mortgage banking revenue	76	68	211	167
Investment products fees and commissions	36	34	108	114
Securities gains (losses), net	7	—	11	3
Other	150	190	478	600

Total noninterest income	1,844	1,748	5,395	5,117
Noninterest Expense
Compensation	656	632	1,950	1,892
Employee benefits	119	123	375	379
Net occupancy and equipment	175	168	511	494
Professional services	56	54	162	130
Marketing and business development	66	58	178	156
Technology and communications	127	128	378	372
Postage, printing and supplies	70	66	210	198
Other intangibles	94	89	283	263
Debt prepayment	—	—	—	11
Other	380	220	881	673

Total noninterest expense	1,743	1,538	4,928	4,568

Income before income taxes	1,569	1,735	4,848	5,235
Applicable income taxes	473	532	1,466	1,678

Net income	$1,096	$1,203	$3,382	$3,557

Net income applicable to common equity	$1,081	$1,187	$3,337	$3,524

Earnings per common share	$.63	$.67	$1.92	$1.98
Diluted earnings per common share	$.62	$.66	$1.89	$1.95
Dividends declared per common share	$.40	$.33	$1.20	$.99
Average common shares outstanding	1,725	1,771	1,737	1,784
Average diluted common shares outstanding	1,745	1,796	1,762	1,809

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2005	1,815	$—	$20	$5,907	$19,001	$(4,413)	$(429)	$20,086
Change in accounting principle					4			4
Net income					3,557			3,557
Unrealized loss on securities available-for-sale							(52)	(52)
Unrealized gain on derivatives							39	39
Foreign currency translation							5	5
Realized loss on derivatives							(199)	(199)
Reclassification for realized losses							28	28
Income taxes							67	67

Total comprehensive income								3,445
Cash dividends declared
Preferred					(33)			(33)
Common					(1,759)			(1,759)
Issuance of common and treasury stock	28			(95)		812		717
Purchase of treasury stock	(80)					(2,488)		(2,488)
Stock option and restricted stock grants				9				9
Shares reserved to meet deferred compensation obligations				1		(4)		(3)
Issuance of preferred stock		1,000		(52)				948

Balance September 30, 2006	1,763	$1,000	$20	$5,770	$20,770	$(6,093)	$(541)	$20,926

Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					3,382			3,382
Unrealized loss on securities available-for-sale							(482)	(482)
Unrealized loss on derivatives							(73)	(73)
Foreign currency translation							11	11
Reclassification for realized losses							72	72
Change in retirement obligation							1	1
Income taxes							179	179

Total comprehensive income								3,090
Cash dividends declared
Preferred					(45)			(45)
Common					(2,079)			(2,079)
Issuance of common and treasury stock	18			(34)		544		510
Purchase of treasury stock	(58)					(2,003)		(2,003)
Stock option and restricted stock grants				20				20
Shares reserved to meet deferred compensation obligations						(4)		(4)

Balance September 30, 2007 (Restated)	1,725	$1,000	$20	$5,748	$22,500	$(7,554)	$(1,028)	$20,686

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

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

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Net fair value	$(29)	$(6)	$(17)	$(56)

32	U.S. Bancorp

Note 5	Earnings Per Common Share

The components of earnings per common share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2007	2006	2007		2006

	(Restated)		(Restated	)
Net income	$1,096	$1,203	$3,382		$3,557
Preferred dividends	(15)	(16)	(45)		(33)

Net income applicable to common equity	$1,081	$1,187	$3,337		$3,524
Average common shares outstanding	1,725	1,771	1,737		1,784
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	20	25	25		25

Average diluted common shares outstanding	1,745	1,796	1,762		1,809

Earnings per common share	$.63	$.67	$1.92		$1.98
Diluted earnings per common share	$.62	$.66	$1.89		$1.95

Options to purchase 14 million and 3 million common shares for the three months ended September 30, 2007 and 2006, respectively, and 10 million and 4 million common shares for the nine months ended September 30, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

Note 6	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,

			Postretirement				Postretirement
	Pension Plans		Medical Plan		Pension Plans		Medical Plan

(Dollars in Millions)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$18	$18	$1	$1	$53	$54	$4	$3
Interest cost	31	29	4	3	94	88	11	10
Expected return on plan assets	(50)	(48)	(2)	—	(149)	(143)	(5)	—
Prior service credit and transition obligation amortization	(1)	(2)	—	—	(4)	(5)	—	—
Actuarial loss amortization	16	23	—	—	47	68	—	—

Net periodic benefit cost	$14	$20	$3	$4	$41	$62	$10	$13

U.S. Bancorp	33

Note 7	Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2007	2006	2007	2006

	(Restated)		(Restated )
Federal
Current	$486	$530	$1,423	$1,742
Deferred	(78)	(63)	(146)	(299)

Federal income tax	408	467	1,277	1,443
State
Current	72	70	203	258
Deferred	(7)	(5)	(14)	(23)

State income tax	65	65	189	235

Total income tax provision	$473	$532	$1,466	$1,678

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2007	2006	2007	2006

	(Restated)		(Restated )
Tax at statutory rate (35 percent)	$550	$607	$1,697	$1,832
State income tax, at statutory rates, net of federal tax benefit	41	43	122	153
Tax effect of
Tax credits	(75)	(97)	(215)	(216)
Tax-exempt income	(39)	(23)	(97)	(66)
Other items	(4)	2	(41)	(25)

Applicable income taxes	$473	$532	$1,466	$1,678

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

U.S. Bancorp	35

Note 9	Subsequent Events

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of an initial public offering in 2008 (the “Visa Reorganization”). In addition, the Company and certain of its subsidiaries are defendants along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation.
     In connection with the Visa Reorganization and the Litigation, a number of significant accounting matters have required consideration by the financial institution members that have ownership interests in Visa, are parties to the Litigation, or have executed judgment and loss sharing agreements. These matters include the nature and timing of financial recognition of the implications of the judgment and loss sharing agreements, and the timing and amount of recognition of any obligations of Visa and/or its financial institution members arising as a result of the ultimate resolution of the Litigation. Given the complexity of the Visa Reorganization and the related accounting matters, the Company, along with several other financial institution members, requested guidance from the Office of the Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC Staff”) regarding the appropriate accounting treatment for these matters.
     On November 7, 2007, Visa and the defendant banks, including the Company, reached a settlement with American Express related to its antitrust lawsuit. Under the terms of the agreement, Visa is required to pay American Express $2.065 billion, and the bank defendants will collectively pay American Express an additional $185 million. Visa’s portion of the payment is expected to be funded by the members of the former Visa U.S.A. Inc. Although the Visa by-laws could require the Company fund its proportionate share of this amount to Visa, it is anticipated that an escrow account established and funded through a multi-step funding mechanism during the planned initial public offering will be used to pay substantially all of the settlement. In the event this initial public offering occurs, the Company expects that the proceeds of the anticipated share redemption as a result of the planned initial public offering would more than offset this amount as well as other losses arising out of the Litigation.
     On November 7, 2007, the SEC Staff provided its preliminary accounting views regarding the Visa Reorganization and Litigation to the financial institution members that had requested guidance. While certain aspects of these views remain unresolved, it was concluded that the multi-step funding mechanism included in the Visa Reorganization requires the member institutions to recognize their proportionate share of Visa’s payment obligation to American Express.
     As a result of these events, the Company has restated its earnings for the quarter ended September 30, 2007, to record a $115 million charge for its proportionate share of the settlement. Accordingly, previously reported net income for the third quarter of 2007 of $1,176 million, or $.67 per diluted common share, has been revised to report net income of $1,096 million, or $.62 per diluted common share. Previously reported net income for the first nine months of 2007 of $3,462 million, or $1.94 per diluted common share, has been revised to report net income of $3,382 million, or $1.89 per diluted common share.
The following table presents the affected individual line items on the consolidated balance sheet as of September 30, 2007:

	As Previously	Effect of
(Dollars in Millions)	Reported	Restatement	Restated

Other liabilities	$10,005	$80	$10,085
Total liabilities	206,862	80	206,942
Retained earnings	22,580	(80)	22,500
Total shareholders’ equity	20,766	(80)	20,686

36	U.S. Bancorp

The following table presents the affected individual line items on the consolidated statement of income for the three months ended September 30, 2007:

	As Previously	Effect of
(Dollars in Millions, Except Per Share Data)	Reported	Restatement	Restated

Other noninterest expense	$265	$115	$380
Total noninterest expense	1,628	115	1,743
Income before income taxes	1,684	(115)	1,569
Applicable income taxes	508	(35)	473
Net income	1,176	(80)	1,096
Net income applicable to common equity	1,161	(80)	1,081
Earnings per common share	.67	(.04)	.63
Diluted earnings per common share	.67	(.05)	.62

The following table presents the affected individual line items on the consolidated statement of income for the nine months ended September 30, 2007:

	As Previously	Effect of
(Dollars in Millions, Except Per Share Data)	Reported	Restatement	Restated

Other noninterest expense	$766	$115	$881
Total noninterest expense	4,813	115	4,928
Income before income taxes	4,963	(115)	4,848
Applicable income taxes	1,501	(35)	1,466
Net income	3,462	(80)	3,382
Net income applicable to common equity	3,417	(80)	3,337
Earnings per common share	1.97	(.05)	1.92
Diluted earnings per common share	1.94	(.05)	1.89

U.S. Bancorp	37

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$41,128	$559	5.44%	$39,806	$519	5.22%	3.3%
Loans held for sale	4,547	76	6.63	3,851	64	6.70	18.1
Loans (b)
Commercial	47,390	792	6.63	46,068	769	6.63	2.9
Commercial real estate	28,462	525	7.33	28,701	538	7.44	(.8)
Residential mortgages	22,258	345	6.18	21,118	313	5.90	5.4
Retail	49,407	1,049	8.42	45,604	932	8.10	8.3

Total loans	147,517	2,711	7.30	141,491	2,552	7.16	4.3
Other earning assets	1,694	33	7.92	2,042	40	7.73	(17.0)

Total earning assets	194,886	3,379	6.90	187,190	3,175	6.74	4.1
Allowance for loan losses	(2,041)			(2,056)			.7
Unrealized gain (loss) on available-for-sale securities	(1,206)			(1,185)			(1.8)
Other assets	31,866			30,140			5.7

Total assets	$223,505			$214,089			4.4

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$26,947			$28,220			(4.5)
Interest-bearing deposits
Interest checking	26,052	93	1.41	23,595	66	1.10	10.4
Money market savings	25,018	168	2.67	26,116	151	2.30	(4.2)
Savings accounts	5,283	5	.37	5,598	5	.40	(5.6)
Time certificates of deposit less than $100,000	14,590	163	4.42	13,867	137	3.93	5.2
Time deposits greater than $100,000	21,255	265	4.95	22,579	281	4.93	(5.9)

Total interest-bearing deposits	92,198	694	2.99	91,755	640	2.77	.5
Short-term borrowings	29,155	401	5.46	23,601	334	5.60	23.5
Long-term debt	46,452	599	5.12	41,892	528	5.00	10.9

Total interest-bearing liabilities	167,805	1,694	4.01	157,248	1,502	3.79	6.7
Other liabilities	8,012			7,704			4.0
Shareholders’ equity
Preferred equity	1,000			1,000			—
Common equity	19,741			19,917			(.9)

Total shareholders’ equity	20,741			20,917			(.8)

Total liabilities and shareholders’ equity	$223,505			$214,089			4.4%

Net interest income		$1,685			$1,673

Gross interest margin			2.89%			2.95%

Gross interest margin without taxable-equivalent increments			2.85			2.92

Percent of Earning Assets
Interest income			6.90%			6.74%
Interest expense			3.46			3.18

Net interest margin			3.44%			3.56%

Net interest margin without taxable-equivalent increments			3.40%			3.53%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2007			2006

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Investment securities	$40,904	$1,653	5.39%	$39,858	$1,528	5.11%	2.6%
Loans held for sale	4,244	205	6.43	3,560	172	6.43	19.2
Loans (b)
Commercial	47,200	2,347	6.64	45,029	2,193	6.51	4.8
Commercial real estate	28,536	1,569	7.35	28,704	1,563	7.28	(.6)
Residential mortgages	21,888	999	6.09	20,992	909	5.78	4.3
Retail	48,341	3,004	8.31	44,836	2,631	7.85	7.8

Total loans	145,965	7,919	7.25	139,561	7,296	6.99	4.6
Other earning assets	1,675	101	8.09	2,096	119	7.55	(20.1)

Total earning assets	192,788	9,878	6.85	185,075	9,115	6.58	4.2
Allowance for loan losses	(2,039)			(2,056)			.8
Unrealized gain (loss) on available-for-sale securities	(867)			(1,140)			23.9
Other assets	31,812			30,309			5.0

Total assets	$221,694			$212,188			4.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,531			$28,666			(4.0)
Interest-bearing deposits
Interest checking	25,666	253	1.32	23,358	161	.92	9.9
Money market savings	25,108	490	2.61	26,820	405	2.02	(6.4)
Savings accounts	5,375	15	.38	5,669	14	.34	(5.2)
Time certificates of deposit less than $100,000	14,693	483	4.39	13,688	377	3.68	7.3
Time deposits greater than $100,000	21,237	791	4.98	22,255	764	4.59	(4.6)

Total interest-bearing deposits	92,079	2,032	2.95	91,790	1,721	2.51	.3
Short-term borrowings	28,465	1,149	5.40	23,398	884	5.05	21.7
Long-term debt	44,696	1,696	5.07	40,462	1,415	4.67	10.5

Total interest-bearing liabilities	165,240	4,877	3.95	155,650	4,020	3.45	6.2
Other liabilities	7,976			7,329			8.8
Shareholders’ equity
Preferred equity	1,000			688			45.3
Common equity	19,947			19,855			.5

Total shareholders’ equity	20,947			20,543			2.0

Total liabilities and shareholders’ equity	$221,694			$212,188			4.5%

Net interest income		$5,001			$5,095

Gross interest margin			2.90%			3.13%

Gross interest margin without taxable-equivalent increments			2.86			3.11

Percent of Earning Assets
Interest income			6.85%			6.58%
Interest expense			3.39			2.90

Net interest margin			3.46%			3.68%

Net interest margin without taxable-equivalent increments			3.42%			3.66%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	39

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
Item 6. Exhibits

10.1	Form of 2007 U.S. Bancorp Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2007 Stock Incentive Plan
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

40	U.S. Bancorp

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: November 21, 2007

U.S. Bancorp	41

EXHIBIT 12
Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2007	September 30, 2007

Earnings
1.	Net income		$1,096	$3,382
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		473	1,466

3.	Income before income taxes (1 + 2)		$1,569	$4,848

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$973	$2,777
	b.	Portion of rents representative of interest and amortization of debt expense	19	57

	c.	Fixed charges excluding interest on deposits (4a + 4b)	992	2,834
	d.	Interest on deposits	694	2,032

	e.	Fixed charges including interest on deposits (4c + 4d)	$1,686	$4,866

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,561	7,682
7.	Earnings including interest on deposits (3 + 4e + 5)		3,255	9,714
8.	Fixed charges excluding interest on deposits (4c)		992	2,834
9.	Fixed charges including interest on deposits (4e)		1,686	4,866
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		2.58	2.71
11.	Including interest on deposits (line 7/line 9)		1.93	2.00

*	Excludes interest expense related to unrecognized tax positions.

42	U.S. Bancorp

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q/A of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/ Richard K. Davis

Richard K. Davis
Chief Executive Officer
Dated: November 21, 2007

U.S. Bancorp	43

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q/A of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/ Andrew Cecere

Andrew Cecere
Chief Financial Officer
Dated: November 21, 2007

44	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007 (the “Form 10-Q/A”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere

Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer
Dated: November 21, 2007

U.S. Bancorp	45

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