Form 10-Q
period 2008-03-31
US BANCORP \DE\
filed 2008-05-12
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2008 1,740,566,065 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, changes in interest rates, deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans, deterioration in the value of securities held in our investment securities portfolio, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, effects of critical accounting policies and judgments, and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk and regulatory and compliance risk. For discussion of these and other risks that may cause actual results to differ from expectations, refer to our Annual Report on Form 10-K for the year ended December 31, 2007, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended
	March 31,
			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,830	$1,666	9.8%
Noninterest income	2,295	1,722	33.3
Securities gains (losses), net	(251)	1	*

Total net revenue	3,874	3,389	14.3
Noninterest expense	1,796	1,572	14.2
Provision for credit losses	485	177	*

Income before taxes	1,593	1,640	(2.9)
Taxable-equivalent adjustment	27	17	58.8
Applicable income taxes	476	493	(3.4)

Net income	$1,090	$1,130	(3.5)

Net income applicable to common equity	$1,078	$1,115	(3.3)

Per Common Share
Earnings per share	$.62	$.64	(3.1)%
Diluted earnings per share	.62	.63	(1.6)
Dividends declared per share	.425	.400	6.3
Book value per share	11.55	11.37	1.6
Market value per share	32.36	34.97	(7.5)
Average common shares outstanding	1,731	1,752	(1.2)
Average diluted common shares outstanding	1,749	1,780	(1.7)
Financial Ratios
Return on average assets	1.85%	2.09%
Return on average common equity	21.3	22.4
Net interest margin (taxable-equivalent basis) (a)	3.55	3.51
Efficiency ratio (b)	43.5	46.4
Average Balances
Loans	$155,232	$144,693	7.3%
Loans held for sale	5,118	3,843	33.2
Investment securities	43,891	40,879	7.4
Earning assets	207,014	191,135	8.3
Assets	236,675	219,512	7.8
Noninterest-bearing deposits	27,119	27,677	(2.0)
Deposits	130,858	120,728	8.4
Short-term borrowings	35,890	26,687	34.5
Long-term debt	39,822	42,944	(7.3)
Shareholders’ equity	21,479	21,210	1.3

	March 31,	December 31,
	2008	2007
Period End Balances
Loans	$158,300	$153,827	2.9%
Allowance for credit losses	2,435	2,260	7.7
Investment securities	41,696	43,116	(3.3)
Assets	241,781	237,615	1.8
Deposits	138,270	131,445	5.2
Long-term debt	36,229	43,440	(16.6)
Shareholders’ equity	21,572	21,046	2.5
Regulatory capital ratios
Tier 1 capital	8.6%	8.3%
Total risk-based capital	12.6	12.2
Leverage	8.1	7.9
Tangible common equity	5.3	5.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,090 million for the first quarter of 2008 or $.62 per diluted common share, compared with $1,130 million, or $.63 per diluted common share for the first quarter of 2007. Return on average assets and return on average common equity were 1.85 percent and 21.3 percent, respectively, for the first quarter of 2008, compared with returns of 2.09 percent and 22.4 percent, respectively, for the first quarter of 2007. Several significant items were reflected in the Company’s first quarter 2008 results, including a $492 million gain related to the Visa Inc. initial public offering that occurred in March 2008 (“Visa Gain”) and $253 million of impairment charges on structured investment securities. The Company’s results also included a provision for credit losses which exceeded net charge-offs by $192 million, reflecting continuing stress in the residential real estate markets and related industries, in addition to the continued growth of the consumer loan portfolios. The first quarter of 2008 also included a $62 million reduction to pretax income related to the adoption of a new accounting standard, a $25 million contribution to the U.S. Bancorp Foundation and a $22 million accrual for certain litigation matters. These items taken together had an approximate impact of ($.02) per diluted common share.
Total net revenue, on a taxable-equivalent basis, for the first quarter of 2008, was $485 million (14.3 percent) higher than the first quarter of 2007, reflecting a 9.8 percent increase in net interest income and an 18.6 percent increase in noninterest income. The increase in net interest income from a year ago was driven by growth in earning assets and improving net interest margins. The growth in noninterest income included organic growth in operating fee revenues of 7.3 percent and the net favorable impact of the Visa Gain, offset by the structured investment securities impairment and the impact of the adoption of a new accounting standard in the first quarter of 2008.
Total noninterest expense in the first quarter of 2008 was $224 million (14.2 percent) higher than in the first quarter of 2007, principally due to higher costs associated with business initiatives designed to expand the Company’s geographical presence and strengthen customer relationships, including investments in relationship managers, branch initiatives and payment services businesses. The increase in operating expenses also included higher credit collection costs, the impact of a new accounting standard, litigation costs, a charitable contribution and incremental expenses associated with tax-advantaged projects.
The provision for credit losses for the first quarter of 2008 increased $308 million over the first quarter of 2007. The increase in the provision for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in several geographic regions. It also reflected the continued growth of the consumer loan portfolios. Net charge-offs in the first quarter of 2008 were $293 million, compared with net charge-offs of $177 million in the first quarter of 2007. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

RECENT ACCOUNTING CHANGES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings”. Notes 2 and 10 of the Notes to Consolidated Financial Statements discuss accounting standards adopted by the Company in the first quarter of 2008, as well as accounting standards recently issued but not yet required to be adopted, including the expected impact of these changes in accounting standards on the Company’s financial statements. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,830 million in the first quarter of 2008, compared with $1,666 million in the first

U.S. Bancorp	3

quarter of 2007. The $164 million (9.8 percent) increase was due to strong growth in average earning assets, as well as an improving net interest margin from a year ago. Average earning assets increased $15.9 billion (8.3 percent) in the first quarter of 2008, compared with the first quarter of 2007, primarily driven by an increase in average loans of $10.5 billion (7.3 percent) and average investment securities of $3.0 billion (7.4 percent). During the first quarter of 2008, the net interest margin increased to 3.55 percent, compared with 3.51 percent in the first quarter of 2007. The improvement in the net interest margin was due to several factors, including growth in higher spread assets, the benefit of the Company’s current asset/liability position in a declining interest rate environment and related asset/liability re-pricing dynamics. Short-term funding rates were marginally lower due to market volatility and changing liquidity in the overnight fed fund markets given current market conditions. In addition, the Company’s net interest margin benefited from an increase in yield-related loan fees. The Company expects the net interest margin to remain relatively stable throughout the remainder of the year, given the current rate environment and yield curve. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average loans for the first quarter of 2008 were $10.5 billion (7.3 percent) higher than the first quarter of 2007, driven by growth in a majority of the loan categories. This included growth in average commercial loans of $4.7 billion (10.0 percent), retail loans of $3.5 billion (7.4 percent), residential mortgages of $1.4 billion (6.5 percent) and commercial real estate loans of $.9 billion (3.2 percent). The increase in commercial loans was primarily driven by growth in corporate and commercial banking balances as business customers utilized bank credit facilities, rather than the capital markets, to fund business growth and liquidity requirements. Retail loans experienced strong growth in credit card balances, installment products and home equity lines, offset somewhat by lower retail leasing balances. The increase in residential mortgages reflected higher balances in the consumer finance division. The growth in commercial real estate loans reflected higher demand for bank financing as changing market conditions have limited borrower access to the capital markets.
Average investment securities in the first quarter of 2008 were $3.0 billion (7.4 percent) higher than the first quarter of 2007. The increase was driven by the purchase in the fourth quarter of 2007 of structured investment securities from certain money market funds managed by an affiliate and an increase in tax-exempt municipal securities, partially offset by a reduction in mortgage-backed securities.
Average noninterest-bearing deposits for the first quarter of 2008 decreased $.6 billion (2.0 percent) compared with the first quarter of 2007, reflecting a decline in personal and business demand deposits, partially offset by higher trust deposits. The decline in personal demand deposit balances occurred in the Consumer business line. The decline in business demand deposits occurred within most business lines as business customers utilized deposit balances to fund business growth and meet other liquidity requirements.
Average total savings deposits increased year-over-year by $4.8 billion (8.6 percent) due to a $5.2 billion (20.8 percent) increase in interest checking balances driven by higher balances from broker-dealer, government and institutional trust customers. This increase was partially offset by a decline of $.3 billion (4.9 percent) in average savings accounts and $.1 billion (.5 percent) in average money market savings, primarily within Consumer Banking.
Average time certificates of deposit less than $100,000 were lower in the first quarter of 2008 than in the first quarter of 2007 by $1.2 billion (7.9 percent), while average time deposits greater than $100,000 increased by $7.0 billion (31.8 percent) over the same period. The decline in time certificates of deposit less than $100,000 was due to the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to wholesale funding sources given the current market environment.

Provision for Credit Losses The provision for credit losses for the first quarter of 2008 increased $308 million over the first quarter of 2007. The increase in the provision for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in several geographic regions. It also reflected the continued growth of the consumer loan portfolios. Net charge-offs in the first quarter of 2008 were $293 million, compared with net charge-offs of $177 million in the first quarter of 2007. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 2     Noninterest Income

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2008	2007	Change

Credit and debit card revenue	$248	$206	20.4%
Corporate payment products revenue	164	147	11.6
ATM processing services	84	77	9.1
Merchant processing services	271	252	7.5
Trust and investment management fees	335	322	4.0
Deposit service charges	257	247	4.0
Treasury management fees	124	111	11.7
Commercial products revenue	112	100	12.0
Mortgage banking revenue	105	67	56.7
Investment products fees and commissions	36	34	5.9
Securities gains (losses), net	(251)	1	*
Other	559	159	*

Total noninterest income	$2,044	$1,723	18.6%

*    Not meaningful.

Noninterest Income Noninterest income in the first quarter of 2008 was $2,044 million, compared with $1,723 million in the first quarter of 2007. The $321 million (18.6 percent) increase in the first quarter of 2008 over the first quarter of 2007, was driven by strong organic fee-based revenue growth of 7.3 percent and the Visa Gain in the first quarter of 2008. The Visa Gain represented $339 million of cash proceeds received for Class B shares redeemed in March 2008 and $153 million related to the Company’s proportionate share of stock redeemed to fund an escrow account for the settlement of Visa Inc. litigation matters. In addition, noninterest income was impacted by the adoption of SFAS 157 in the first quarter of 2008. Trading revenue decreased $62 million, as, under SFAS 157, primary market and nonperformance risk is now required to be considered when determining the fair value of customer derivatives. Mortgage banking revenue grew by $19 million, as mortgage production gains increased because the deferral of costs related to the origination of mortgage loans held for sale (“MLHFS”) is not permitted under SFAS 157.
The strong growth in credit and debit card revenue was primarily driven by an increase in customer accounts and higher customer transaction volumes over a year ago. Corporate payment products revenue growth reflected organic growth in sales volumes and card usage. ATM processing services increased primarily due to new sales of ATM and debit processing services. Merchant processing services revenue growth primarily reflected an increase in the number of merchants and business expansion. Trust and investment management fees increased year-over-year due to core account growth, partially offs et by unfavorable equity market conditions. Deposit service charges growth was driven by increased transaction-related fees and the impact of continued growth in net new checking accounts. This growth rate was muted somewhat as deposit account-related revenue, traditionally reflected in this fee category, continued to migrate to yield-related loan fees as customers utilized new consumer products. Treasury management fees increased due to higher sales activity and the favorable impact of declining rates on customer compensating balances. Commercial products revenue increased year-over-year due to higher foreign exchange, commercial leasing and other commercial lending fee revenue. Mortgage banking revenue increased due to an increase in mortgage servicing income and production gains, including $19 million from the adoption of SFAS 157. These favorable impacts to mortgage banking revenue were partially offset by the unfavorable net change in the valuation of mortgage servicing rights (“MSRs”) and related economic hedging activities. Other income was higher year-over-year due to the Visa Gain, partially offset by lower retail lease revenue due to higher end-of-term losses and the $62 million unfavorable impact to trading income upon adoption of a new accounting standard. Securities gains (losses) were lower year-over-year due to an impairment of certain structured investment securities recognized in the first quarter of 2008.

Noninterest Expense Noninterest expense was $1,796 million in the first quarter of 2008, an increase of $224 million (14.2 percent) over the first quarter of 2007. Compensation expense was higher due to growth in ongoing bank operations, acquired businesses and other bank initiatives and the impact from the adoption of a new accounting standard in the first quarter of 2008. Employee benefits expense increased year-over-year as higher medical costs were partially offset by

U.S. Bancorp	5

Table 3     Noninterest Expense

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2008	2007	Change

Compensation	$745	$635	17.3%
Employee benefits	137	133	3.0
Net occupancy and equipment	190	177	7.3
Professional services	47	47	–
Marketing and business development	79	52	51.9
Technology and communications	140	135	3.7
Postage, printing and supplies	71	69	2.9
Other intangibles	87	94	(7.4)
Other	300	230	30.4

Total noninterest expense	$1,796	$1,572	14.2%

Efficiency ratio (a)	43.5%	46.4%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

lower pension costs. Net occupancy and equipment expense increased over the first quarter of 2007 primarily due to rental cost escalation, acquisitions and branch-based business initiatives. Marketing and business development expense increased year-over-year primarily due to $25 million recognized in the first quarter of 2008 for a charitable contribution to the Company’s foundation intended to support community-based programs within the Company’s geographical markets. Other intangibles expense decreased primarily reflecting the timing and relative size of recent acquisitions. Other expense increased year-over-year due primarily to investments in tax-advantaged projects, higher litigation costs and credit-related costs for other real estate owned and loan collection activities.

Income Tax Expense The provision for income taxes was $476 million (an effective rate of 30.4 percent) for the first quarter of 2008, compared with $493 million (an effective rate of 30.4 percent) for the first quarter of 2007. For further information on income taxes, refer to Note 9 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $158.3 billion at March 31, 2008, compared with $153.8 billion at December 31, 2007, an increase of $4.5 billion (2.9 percent). The increase was driven by growth in all major loan categories. The $1.7 billion (3.3 percent) increase in commercial loans was primarily driven by new and existing business customers utilizing bank credit facilities, rather than the capital markets, to fund business growth and liquidity requirements, as well as growth in corporate payment card balances.
Commercial real estate loans increased $.8 billion (2.6 percent) at March 31, 2008, compared with December 31, 2007, as developers sought bank financing as changing market conditions have limited borrower access to the capital markets.
Residential mortgages held in the loan portfolio increased $.4 billion (1.9 percent) at March 31, 2008, compared with December 31, 2007, reflecting an increase in consumer finance and traditional branch originations.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $1.6 billion (3.2 percent) at March 31, 2008, compared with December 31, 2007. The increase was primarily driven by higher student loans due to the purchase of a portfolio late in the first quarter of 2008, and growth in installment, credit card and home equity loans. These increases were partially offset by a decrease in retail leasing balances.

Loans Held for Sale At March 31, 2008, loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $5.2 billion, compared with $4.8 billion at December 31, 2007. The increase in loans held for sale was principally due to seasonal loan originations and the timing of sales during the first quarter of 2008.

Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $41.7 billion at March 31, 2008, compared with $43.1 billion at December 31, 2007, reflecting purchases of $1.1 billion of securities, more than offset by sales, maturities and prepayments. As of March 31, 2008, approximately 37 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 39 percent at December 31, 2007. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market accounts, asset-backed securities,

6	U.S. Bancorp

corporate debt securities and floating-rate preferred stock.
The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. At March 31, 2008, the available-for-sale securities portfolio included a $1.6 billion net unrealized loss, compared with a net unrealized loss of $1.1 billion at December 31, 2007. The substantial portion of securities with unrealized losses were either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings and limited credit exposure. Some securities classified within obligations of state and political subdivisions are supported by mono-line insurers. While mono-line insurers have experienced credit rating downgrades, management believes the underlying credit quality of the issuers and the support of the mono-line insurers alleviate any impairment concerns. The majority of investment securities classified as asset-backed securities at March 31, 2008, represented interests in structured investments. The valuation of these securities is determined through estimates of expected cash flows, discount rates and management’s assessment of various market factors, which are judgmental in nature. During the first quarter of 2008, the Company completed its valuation of these structured investments and, as a result, recorded $253 million of impairment charges primarily as a result of widening credit spreads during the quarter. The Company expects that approximately $65 million of principal and interest payments will not be received for certain structured investment securities, which was incorporated in determining the impairment charges recorded during the quarter ended March 31, 2008. On March 31, 2008, the Company exchanged its interest in certain structured investment securities and received its share of the underlying investment securities collateral as an in-kind distribution as permitted under the applicable restructuring agreements. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $138.3 billion at March 31, 2008, compared with $131.4 billion at December 31, 2007, an increase of $6.9 billion (5.2 percent). The increase in total deposits was primarily the result of increases in interest checking accounts, money market savings accounts and time deposits greater than $100,000, partially offset by decreases in noninterest-bearing deposits and time certificates of deposit less than $100,000. The $3.1 billion (10.8 percent) increase in interest checking account balances was due primarily to higher broker-dealer balances. The $2.2 billion (8.9 percent) increase in money market savings account b alances was due to higher broker-dealer and branch-based balances. Time deposits greater than $100,000 increased $2.9 billion (11.1 percent) at March 31, 2008, compared with December 31, 2007. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The $.5 billion (1.4 percent) decrease in noninterest-bearing deposits was primarily due to the seasonal decline of business demand balances. Time certificates of deposit less than $100,000 decreased $1.2 billion (8.3 percent) at March 31, 2008, compared with December 31, 2007, primarily within consumer banking, reflecting the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to wholesale funding sources given the current market environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $36.4 billion at March 31, 2008, compared with $32.4 billion at December 31, 2007. Short-term funding is managed within approved liquidity policies. The increase of $4.0 billion (12.4 percent) in short-term borrowings reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Long-term debt was $36.2 billion at March 31, 2008, compared with $43.4 billion at December 31, 2007, primarily reflecting the repayment of $2.9 billion of convertible senior debentures and $5.2 billion of medium-term note maturities in the first quarter of 2008. The $7.2 billion (16.6 percent) decrease in long-term debt reflected asset/liability management decisions to fund balance sheet growth with other funding sources. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	7

errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part through diversification of its loan portfolio. As part of its normal business activities, the Company offers a broad array of commercial and retail lending products. The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio, credit risk is also diversified by geography and monitoring loan-to-values during the underwriting process.

The following table provides summary information of the loan-to-values of residential mortgages by distribution channel and type at March 31, 2008:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Total

Consumer Finance
Less than or equal to 80%	$769	$2,553	$3,322	33.3%
Over 80% through 90%	794	1,615	2,409	24.1
Over 90% through 100%	840	3,289	4,129	41.4
Over 100%	–	116	116	1.2

Total	$2,403	$7,573	$9,976	100.0%
Other Retail
Less than or equal to 80%	$2,396	$9,635	$12,031	90.8%
Over 80% through 90%	80	540	620	4.7
Over 90% through 100%	127	464	591	4.5
Over 100%	–	–	–	–

Total	$2,603	$10,639	$13,242	100.0%
Total Company
Less than or equal to 80%	$3,165	$12,188	$15,353	66.1%
Over 80% through 90%	874	2,155	3,029	13.1
Over 90% through 100%	967	3,753	4,720	20.3
Over 100%	–	116	116.5

Total	$5,006	$18,212	$23,218	100.0%

Note:  loan-to-values determined as of the date of origination and consider mortgage insurance, as applicable.

Within the consumer finance division approximately $3.2 billion, or 32.1 percent of that division, represents residential mortgages to customers that may be defined as sub-prime borrowers, compared with $3.3 billion, or 33.5 percent, at December 31, 2007. The following table provides further information on residential mortgages for the consumer finance division:

	Interest			Pecent of
(Dollars in Millions)	Only	Amortizing	Total	Division

Sub-Prime Borrowers
Less than or equal to 80%	$4	$1,162	$1,166	11.7%
Over 80% through 90%	6	781	787	7.9
Over 90% through 100%	23	1,157	1,180	11.8
Over 100%	–	71	71.7

Total	$33	$3,171	$3,204	32.1%
Other Borrowers
Less than or equal to 80%	$765	$1,391	$2,156	21.6%
Over 80% through 90%	788	834	1,622	16.3
Over 90% through 100%	817	2,132	2,949	29.6
Over 100%	–	45	45.4

Total	$2,370	$4,402	$6,772	67.9%

Total Consumer Finance	$2,403	$7,573	$9,976	100.0%

8	U.S. Bancorp

In addition to residential mortgages, the consumer finance division had $.8 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers at March 31, 2008, compared with $.9 billion at December 31, 2007. Including residential mortgages, and home equity and second mortgage loans, the total amount of loans to customers that may be defined as sub-prime borrowers represented only 1.7 percent of total assets at March 31, 2008, and at December 31, 2007. The Company does not have any residential mortgages whose payment schedule would cause balances to increase over time.

Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $676 million at March 31, 2008, compared with $584 million at December 31, 2007. Consistent with banking industry practices, these loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was .43 percent at March 31, 2008, compared with .38 percent at December 31, 2007.

Table 4     Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2008	2007
Commercial
Commercial	.10%	.08%
Lease financing	.02	–

Total commercial	.09	.07
Commercial real estate
Commercial mortgages	.02	.02
Construction and development	.38	.02

Total commercial real estate	.13	.02
Residential mortgages	.98	.86
Retail
Credit card	1.96	1.94
Retail leasing	.11	.10
Other retail	.37	.37

Total retail	.69	.68

Total loans	.43%	.38%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2008	2007
Commercial	.60%	.43%
Commercial real estate	1.18	1.02
Residential mortgages (a)	1.24	1.10
Retail (b)	.77	.73

Total loans	.86%	.74%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due was 4.19 percent at March 31, 2008, and 3.78 percent at December 31, 2007.
(b)	Beginning in 2008, delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was .79 percent at March 31, 2008.

U.S. Bancorp	9

To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection, including nonperforming status. The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Residential Mortgages
30-89 days	$256	$233	1.10%	1.02%
90 days or more	228	196	.98	.86
Nonperforming	59	54	.26	.24

Total	$543	$483	2.34%	2.12%

Retail
Credit card
30-89 days	$276	$268	2.43%	2.44%
90 days or more	222	212	1.96	1.94
Nonperforming	25	14	.22	.13

Total	$523	$494	4.61%	4.51%
Retail leasing
30-89 days	$36	$39	.63%	.65%
90 days or more	6	6	.11	.10
Nonperforming	–	–	–	–

Total	$42	$45	.74%	.75%
Home equity and second mortgages
30-89 days	$102	$107	.61%	.65%
90 days or more	73	64	.44	.39
Nonperforming	11	11	.07	.07

Total	$186	$182	1.12%	1.11%
Other retail
30-89 days	$158	$177	.84%	1.02%
90 days or more	59	62	.32	.36
Nonperforming	6	4	.03	.02

Total	$223	$243	1.19%	1.40%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Retail
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Residential mortgages
30-89 days	1.76%	1.58%	.61%	.61%
90 days or more	1.55	1.33	.55	.51
Nonperforming	.35	.31	.18	.18

Total	3.66%	3.22%	1.34%	1.30%

Retail
Credit card
30-89 days	–%	–%	2.43%	2.44%
90 days or more	–	–	1.96	1.94
Nonperforming	–	–	.22	.13

Total	–%	–%	4.61%	4.51%
Retail leasing
30-89 days	–%	–%	.63%	.65%
90 days or more	–	–	.11	.10
Nonperforming	–	–	–	–

Total	–%	–%	.74%	.75%
Home equity and second mortgages
30-89 days	2.32%	2.53%	.39%	.41%
90 days or more	2.26	1.78	.20	.21
Nonperforming	.16	.11	.06	.06

Total	4.74%	4.42%	.65%	.68%
Other retail
30-89 days	4.40%	6.38%	.76%	.88%
90 days or more	1.39	1.66	.29	.33
Nonperforming	–	–	.03	.02

Total	5.79%	8.04%	1.08%	1.23%

10	U.S. Bancorp

Within the consumer finance division at March 31, 2008, approximately $240 million and $86 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $227 million and $89 million, respectively, at December 31, 2007.
The Company expects the accelerating trends in delinquencies to continue during the remainder of 2008 as residential home valuations are expected to continue to decline and economic factors adversely affect the consumer sector.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At March 31, 2008, total nonperforming assets were $845 million, compared with $690 million at December 31, 2007. The ratio of total nonperforming assets to total loans and other real estate was .53 percent at March 31, 2008, compared with .45 percent at December 31, 2007. The increase in nonperforming assets was driven primarily by an increase in foreclosed residential properties and the impact of the economic downturn on commercial customers, including real estate developers.

Table 5    Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2008	2007
Commercial
Commercial	$201	$128
Lease financing	64	53

Total commercial	265	181
Commercial real estate
Commercial mortgages	102	84
Construction and development	212	209

Total commercial real estate	314	293
Residential mortgages	59	54
Retail
Credit card	25	14
Retail leasing	–	–
Other retail	17	15

Total retail	42	29

Total nonperforming loans	680	557
Other real estate (b)	141	111
Other assets	24	22

Total nonperforming assets	$845	$690

Accruing loans 90 days or more past due	$676	$584
Nonperforming loans to total loans	.43%	.36%
Nonperforming assets to total loans plus other real estate (b)	.53%	.45%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2007	$485	$205	$690
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	241	51	292
Advances on loans	5	–	5

Total additions	246	51	297
Reductions in nonperforming assets
Paydowns, payoffs	(56)	(8)	(64)
Net sales	–	–	–
Return to performing status	(8)	(2)	(10)
Charge-offs (c)	(62)	(6)	(68)

Total reductions	(126)	(16)	(142)

Net additions to nonperforming assets	120	35	155

Balance March 31, 2008	$605	$240	$845

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $130 million and $102 million at March 31, 2008, and December 31, 2007, respectively, of foreclosed GNMA loans which continue to accrue interest .
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	11

Included in nonperforming loans were restructured loans of $30 million at March 31, 2008, compared with $17 million at December 31, 2007. At March 31, 2008, and December 31, 2007, the Company had no commitments to lend additional funds under restructured loans.
Other real estate included in nonperforming assets was $141 million at March 31, 2008, compared with $111 million at December 31, 2007, and was primarily related to properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances. The increase in other real estate assets was due to higher residential mortgage loan foreclosures as customers experienced financial difficulties given inflationary factors, changing interest rates and other current economic conditions.

The following table provides an analysis of other real estate owned (“OREO”) as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Residential
Michigan	$21	$22	3.70%	3.47%
Minnesota	13	12	.25	.23
Ohio	10	10	.40	.40
Florida	8	6	1.03	.70
Missouri	6	6	.23	.22
All other states	64	54	.23	.20

Total residential	122	110	.31	.28
Commercial	19	1	.06	–

Total OREO	$141	$111	.09%	.07%

Within other real estate in the table above, approximately $66 million at March 31, 2008, and $61 million at December 31, 2007, were from portfolios that may be defined as sub-prime.
The Company expects nonperforming assets to increase moderately over the next several quarters due to general economic conditions and continued stress in the residential mortgage portfolio and residential construction industry.

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
In late 2007, the Company began implementing a mortgage loan restructuring program for certain qualifying borrowers. In general, borrowers with sub-prime credit quality, that are current in their repayment status, will be allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date.

The following table provides a summary of restructured loans that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Commercial	$19	$21	.04%	.04%
Commercial real estate	–	–	–	–
Residential mortgages	260	157	1.12	.69
Credit card	362	324	3.19	2.96
Other retail	54	49	.13	.12

Total	$695	$551	.44%	.36%

Restructured loans that continue to accrue interest were higher at March 31, 2008, compared with December 31, 2007, reflecting the impact of restructurings for certain residential mortgage customers in light of current economic conditions. The Company expects this trend to continue during 2008 as residential home valuations are expected to continue to decline and certain borrowers take advantage of the Company’s mortgage loan restructuring programs.

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $293 million for the first quarter of 2008, compared with net charge-offs of $177 million for the first quarter of 2007. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2008 was .76 percent, compared with .50 percent, for the first quarter of 2007. The year-over-year increase in total net charge-offs was due primarily to continued stress in the residential housing market, homebuilding and related industry sectors, in addition to the growth of the credit card and other consumer loan portfolios.

12	U.S. Bancorp

Table 6    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,
	2008	2007
Commercial
Commercial	.34%	.31%
Lease financing	1.03	.22

Total commercial	.43	.30
Commercial real estate
Commercial mortgages	.08	.02
Construction and development	.35	–

Total commercial real estate	.16	.01
Residential mortgages	.46	.23
Retail
Credit card	3.93	3.48
Retail leasing	.49	.18
Home equity and second mortgages	.73	.42
Other retail	1.25	.89

Total retail	1.58	1.10

Total loans	.76%	.50%

Commercial and commercial real estate loan net charge-offs for the first quarter of 2008 increased to $67 million (.33 percent of average loans outstanding on an annualized basis), compared with $36 million (.19 percent of average loans outstanding on an annualized basis) for the first quarter of 2007. The year-over-year increase in net charge-offs reflected anticipated increases in nonperforming loans and delinquencies within the portfolios, especially residential homebuilding and related industry sectors. Given the continuing stress in the homebuilding and related industries, as well as the potential impact of the economic downturn on other commercial customers, the Company expects commercial and commercial real estate net charge-offs to continue to increase moderately over the next several quarters.
Retail loan net charge-offs for the first quarter of 2008 were $200 million (1.58 percent of average loans outstanding on an annualized basis), compared with $129 million (1.10 percent of average loans outstanding on an annualized basis) for the first quarter of 2007. The increase in retail loan net charge-offs in the first quarter of 2008, compared with the same period of 2007, reflected continued stress in the residential housing market and growth in the credit card and other consumer loan portfolios. It also reflected higher retail loan delinquency ratios, compared with the prior year. The Company anticipates higher delinquency levels in the retail portfolios and that retail net charge-offs will continue to increase, but remain manageable during 2008.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

	Three Months Ended March 31
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2008	2007	2008	2007
Consumer Finance (a)
Residential mortgages	$9,898	$8,491	.85%	.53%
Home equity and second mortgages	1,873	1,871	4.29	2.17
Other retail	429	399	5.63	3.05
Other Retail
Residential mortgages	$13,080	$13,078	.15%	.03%
Home equity and second mortgages	14,654	13,684	.27	.18
Other retail	17,202	16,039	1.15	.83
Total Company
Residential mortgages	$22,978	$21,569	.46%	.23%
Home equity and second mortgages	16,527	15,555	.73	.42
Other retail	17,631	16,438	1.25	.89

(a)	Consumer finance category included credit originated and managed by US Bank Consumer Finance, as well as home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

U.S. Bancorp	13

Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percent of average loans outstanding for this division:

	Three Months Ended March 31
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2008	2007	2008	2007
Residential mortgages
Sub-prime borrowers	$3,220	$3,005	1.62%	1.08%
Other borrowers	6,678	5,486	.48	.22

Total	$9,898	$8,491	.85%	.53
Home equity and second mortgages
Sub-prime borrowers	$854	$911	6.59%	2.67%
Other borrowers	1,019	960	2.37	1.69

Total	$1,873	$1,871	4.29%	2.17%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2008, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2007. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At March 31, 2008, the allowance for credit losses was $2,435 million (1.54 percent of loans), compared with an allowance of $2,260 million (1.47 percent of loans) at December 31, 2007. The ratio of the allowance for credit losses to nonperforming loans was 358 percent at March 31, 2008, compared with 406 percent at December 31, 2007. The ratio of the allowance for credit losses to annualized loan net charge-offs was 207 percent at March 31, 2008, compared with 285 percent at December 31, 2007.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2008, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2007. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on operational risk management.

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

14	U.S. Bancorp

Table 7    Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,
(Dollars in Millions)	2008	2007
Balance at beginning of period	$2,260	$2,256
Charge-offs
Commercial
Commercial	46	45
Lease financing	22	14

Total commercial	68	59
Commercial real estate
Commercial mortgages	4	2
Construction and development	8	–

Total commercial real estate	12	2
Residential mortgages	26	12
Retail
Credit card	131	89
Retail leasing	8	5
Home equity and second mortgages	32	18
Other retail	71	52

Total retail	242	164

Total charge-offs	348	237
Recoveries
Commercial
Commercial	7	13
Lease financing	6	11

Total commercial	13	24
Commercial real estate
Commercial mortgages	–	1
Construction and development	–	–

Total commercial real estate	–	1
Residential mortgages	–	–
Retail
Credit card	23	15
Retail leasing	1	2
Home equity and second mortgages	2	2
Other retail	16	16

Total retail	42	35

Total recoveries	55	60
Net Charge-offs
Commercial
Commercial	39	32
Lease financing	16	3

Total commercial	55	35
Commercial real estate
Commercial mortgages	4	1
Construction and development	8	–

Total commercial real estate	12	1
Residential mortgages	26	12
Retail
Credit card	108	74
Retail leasing	7	3
Home equity and second mortgages	30	16
Other retail	55	36

Total retail	200	129

Total net charge-offs	293	177

Provision for credit losses	485	177
Acquisitions and other changes	(17)	4

Balance at end of period	$2,435	$2,260

Components
Allowance for loan losses	$2,251	$2,027
Liability for unfunded credit commitments	184	233

Total allowance for credit losses	$2,435	$2,260

Allowance for credit losses as a percentage of
Period-end loans	1.54%	1.56%
Nonperforming loans	358	498
Nonperforming assets	288	388
Annualized net charge-offs	207	315

U.S. Bancorp	15

Net Interest Income Simulation Analysis Through this simulation, management estimates the impact on net interest income of gradual upward or downward changes of market interest rates over a one-year period, the effect of immediate and sustained parallel shifts in the yield curve and the effect of immediate and sustained flattening or steepening of the yield curve. The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At March 31, 2008, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. ALPC policy limits the estimated change in net interest income to 4.0 percent of forecasted net interest income over the succeeding 12 months. At March 31, 2008, and December 31, 2007, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC policy limits the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at March 31, 2008. The up 200 basis point scenario resulted in an 11.4 percent decrease in the market value of equity at March 31, 2008, compared with a 7.6 percent decrease at December 31, 2007. The down 200 basis point scenario resulted in a .3 percent decrease in the market value of equity at March 31, 2008, compared with a 3.5 percent decrease at December 31, 2007. At March 31, 2008, and December 31, 2007, the Company was within its ALPC policy.
The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At March 31, 2008, the duration of assets, liabilities and equity was 1.9 years, 1.7 years and 3.4 years, respectively, compared with 1.8 years, 1.9 years and 1.2 years, respectively, at December 31, 2007. The change in duration of equity reflects a change in market rates and credit spreads. The duration of equity measures show that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment, credit, price and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). Refer to “Management’s Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on the use of derivatives to manage interest rate and other risks.
By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $56.2 billion of total notional amount of asset and liability management positions at March 31, 2008, $17.8 billion was designated as either fair value or cash flow hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
At March 31, 2008, the Company had $402 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2008 and the next 12 months is a loss of $32 million and $167 million, respectively.

Sensitivity of Net Interest Income:

	March 31, 2008				December 31, 2007
	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual*	Gradual	Immediate	Immediate	Gradual	Gradual
Net interest income	.92%	(.94)%	1.78%	(1.68)%	.54%	(1.01)%	1.28%	(2.55)%

*	Market rates in the Down 200 Gradual Ramp have been floored in the later months of the ramp.

16	U.S. Bancorp

Table 8    Derivative Positions

	March 31, 2008			December 31, 2007
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years
Asset and Liability Management Positions
Interest rate contracts
Receive fixed/pay floating swaps	$5,000	$195	32.95	$3,750	$17	40.87
Pay fixed/receive floating swaps	11,979	(638)	3.67	15,979	(307)	3.00
Futures and forwards
Buy	10,902	138	.06	12,459	(51)	.12
Sell	8,158	(35)	.13	11,427	(33)	.16
Options
Written	16,948	29	.10	10,689	10	.12
Foreign exchange contracts
Cross-currency swaps	2,015	338	8.58	1,913	196	8.80
Forwards	1,076	–	.04	1,111	(15)	.03
Equity contracts	66	2	2.06	73	(3)	2.33
Credit default swaps	56	2	3.35	56	1	3.60

Customer-related Positions
Interest rate contracts
Receive fixed/pay floating swaps	$16,900	$752	5.22	$14,260	$386	5.10
Pay fixed/receive floating swaps	16,893	(744)	5.25	14,253	(309)	5.08
Options
Purchased	1,884	(31)	2.24	1,939	1	2.25
Written	1,877	31	2.24	1,932	1	2.25
Risk participation agreements (a)
Purchased	425	1	6.20	370	1	6.23
Written	1,175	(2)	3.95	628	(1)	4.98
Foreign exchange rate contracts
Forwards and swaps
Buy	3,992	192	.41	3,486	109	.44
Sell	3,890	(182)	.42	3,426	(95)	.44
Options
Purchased	563	(22)	1.06	308	(6)	.68
Written	563	22	1.06	293	6	.71

(a)	At March 31, 2008, the credit equivalent amount was $4 million and $103 million, compared with $4 million and $69 million at December 31, 2007, for purchased and written risk participation agreements, respectively.

The change in the fair value of all other asset and liability management positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the first quarter of 2008. Gains or losses on customer-related positions were not material for the first quarter of 2008. The impact of the adoption of the SFAS 157 reduced noninterest income $62 million as it required the Company to consider the primary market and nonperformance risk in determining the fair value of customer derivatives.
The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the first quarter of 2008 was not material.
The Company uses forward commitments to sell residential mortgage loans to economically hedge its interest rate risk related to residential MLHFS. In connection with its mortgage banking operations, the Company held $6.3 billion of forward commitments to sell mortgage loans and $5.0 billion of unfunded mortgage loan commitments at March 31, 2008, that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities”. The unfunded mortgage loan commitments are reported at fair value as options in Table 8.

U.S. Bancorp	17

Effective January 1, 2008, the Company adopted SFAS 159 and elected to measure certain MLHFS originated on or after January 1, 2008 at fair value. The fair value election for MLHFS will reduce certain timing differences and better match changes in the value of these mortgage loans with changes in the value of the derivatives used as economic hedges for these mortgage loans. The Company also utilizes U.S. Treasury futures, options on U.S. Treasury futures contracts, interest rate swaps and forward commitments to buy residential mortgage loans to economically hedge the change in fair value of its residential MSRs.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. These trading activities principally support the risk management processes of the Company’s customers including their management of foreign currency and interest rate risks. The Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities.
The Company’s market valuation risk for trading and non-trading positions, as estimated by the VaR analysis, was $2 million and $12 million, respectively, at March 31, 2008, compared with $1 million and $15 million at December 31, 2007, respectively. The Company’s VaR limit was $45 million at March 31, 2008. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on market risk management.

Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on liquidity risk management.
At March 31, 2008, parent company long-term debt outstanding was $8.4 billion, compared with $10.7 billion at December 31, 2007. The $2.3 billion decrease was primarily due to the repayment of $2.9 billion of convertible senior debentures during the first three months of 2008. As of March 31, 2008, there was no parent company debt scheduled to mature in the remainder of 2008.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.3 billion at March 31, 2008.

Off-Balance Sheet Arrangements The Company sponsors an off-balance sheet conduit, a qualified special purpose entity (“QSPE”), to which it transferred high-grade investment securities, funded by the issuance of commercial paper. Because QSPEs are exempt from consolidation under the provisions of Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company does not consolidate the conduit structure in its financial statements. The conduit held assets of $1.1 billion at March 31, 2008, and $1.2 billion at December 31, 2007. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $.6 billion at March 31, 2008, and $1.2 billion at December 31, 2007. The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility is triggered when the conduit is unable to, or does not issue commercial paper to fund its assets. In March 2008, the conduit ceased issuing commercial paper and, based on the terms of the conduit, the Company began providing funding to replace outstanding commercial paper as it matures. At March 31, 2008, the balance drawn on the liquidity facility by the conduit was $.6 billion, which is recorded on the Company’s balance sheet in commercial loans and will be paid by the proceeds of the underlying investment securities. Most of the remaining outstanding commercial paper will mature during the second quarter, resulting in additional draws against the liquidity facility. A liability for the estimate of the potential risk of loss for the Company as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the liquidity facility is drawn upon and as underlying assets in the conduit pay down with the offset

18	U.S. Bancorp

Table 9    Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2008	2007
Tier 1 capital	$18,543	$17,539
As a percent of risk-weighted assets	8.6%	8.3%
As a percent of adjusted quarterly average assets (leverage ratio)	8.1%	7.9%
Total risk-based capital	$27,207	$25,925
As a percent of risk-weighted assets	12.6%	12.2%
Tangible common equity	$12,327	$11,820
As a percent of tangible assets	5.3%	5.1%

recognized as other noninterest income. The liability for the liquidity facility was $1 million and $2 million at March 31, 2008, and December 31, 2007, respectively. Given the credit quality of the underlying investment securities, including the guarantees provided by insurers and government agencies, the Company believes it has limited credit risk related to its fundings as liquidity provider. In addition, the Company recorded its retained residual interest in the conduit of $6 million and $2 million at March 31, 2008 and December 31, 2007, respectively.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first quarter of 2008, the Company returned 75 percent of earnings to its common shareholders primarily through dividends and limited net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of capital ratios as of March 31, 2008, and December 31, 2007. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $21.6 billion at March 31, 2008, compared with $21.0 billion at December 31, 2007. The increase was the result of corporate earnings and the issuance of $.5 billion of non-cumulative, perpetual preferred stock, partially offset by dividends and share repurchases.
On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008.

The following table provides a detailed analysis of all shares repurchased under this authorization during the first quarter of 2008:

			Maximum Number
	Total Number of	Average	of Shares that May
	Shares Purchased	Price Paid	Yet Be Purchased
Time Period	as Part of the Program	per Share	Under the Program
January	110,000	$30.78	64,151,002
February	185,094	32.88	63,965,908
March	2,106,930	33.66	61,858,978

Total	2,402,024	$33.47	61,858,978

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on the business lines’ basis for financial presentation.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2008, certain organization and methodology changes were made and, accordingly, 2007 results were restated and presented on a comparable basis.

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $255 million of the Company’s net income in the first quarter of 2008, a decrease of $17 million (6.3 percent), compared with the first quarter of 2007. The decrease was primarily driven by an increase in the provision for credit losses and higher noninterest expense, partially offset by higher total net revenue.
Total net revenue increased $5 million (.7 percent) in the first quarter of 2008, compared with the first

U.S. Bancorp	19

Table 10    Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
			Percent			Percent
Three Months Ended March 31 (Dollars in Millions)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$485	$451	7.5%	$942	$961	(2.0)%
Noninterest income	193	222	(13.1)	471	437	7.8
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	678	673.7		1,413	1,398	1.1
Noninterest expense	239	228	4.8	705	630	11.9
Other intangibles	3	4	(25.0)	11	14	(21.4)

Total noninterest expense	242	232	4.3	716	644	11.2

Income before provision and income taxes	436	441	(1.1)	697	754	(7.6)
Provision for credit losses	35	13	*	120	72	66.7

Income before income taxes	401	428	(6.3)	577	682	(15.4)
Income taxes and taxable-equivalent adjustment	146	156	(6.4)	210	248	(15.3)

Net income	$255	$272	(6.3)	$367	$434	(15.4)

Average Balance Sheet
Commercial	$38,685	$34,708	11.5%	$6,418	$6,370.8%
Commercial real estate	17,709	16,799	5.4	11,118	11,091.2
Residential mortgages	94	60	56.7	22,421	21,042	6.6
Retail	73	65	12.3	36,472	35,310	3.3

Total loans	56,561	51,632	9.5	76,429	73,813	3.5
Goodwill	1,329	1,329	–	2,217	2,206.5
Other intangible assets	31	43	(27.9)	1,463	1,597	(8.4)
Assets	61,659	56,725	8.7	87,940	83,967	4.7
Noninterest-bearing deposits	10,272	10,817	(5.0)	11,447	12,101	(5.4)
Interest checking	8,009	4,500	78.0	17,731	17,789	(.3)
Savings products	5,803	5,740	1.1	19,270	19,769	(2.5)
Time deposits	14,332	11,808	21.4	18,793	19,843	(5.3)

Total deposits	38,416	32,865	16.9	67,241	69,502	(3.3)
Shareholders’ equity	6,180	5,800	6.6	6,507	6,440	1.0

*  Not meaningful

quarter of 2007. Net interest income, on a taxable-equivalent basis, increased $34 million (7.5 percent) in the first quarter of 2008, compared with the first quarter of 2007, driven by strong growth in earning asset and deposit balances and improved credit spreads, partially offset by a decrease in the margin benefit of deposits. Noninterest income decreased $29 million (13.1 percent) in the first quarter of 2008, compared with the first quarter of 2007. The decrease was primarily due to market-related valuation losses and lower earnings from equity investments, partially offset by higher treasury management fees, commercial leasing and foreign exchange revenue.
Total noninterest expense increased $10 million (4.3 percent) in the first quarter of 2008 compared with the first quarter of 2007, primarily due to higher compensation and employee benefits expense related to merit increases, expanding the business line’s national corporate banking presence, investments to enhance customer relationship management, and other business initiatives. The provision for credit losses increased $22 million in the first quarter of 2008, compared with the first quarter of 2007. The unfavorable change was due to continued credit deterioration in the homebuilding and commercial home supplier industries. Nonperforming assets were $424 million at March 31, 2008, $335 million at December 31, 2007, and $226 million at March 31, 2007. Nonperforming assets as a percentage of period-end loans were .74 percent at March 31, 2008, .60 percent at December 31, 2007, and .44 percent at March 31, 2007. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATMs. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $367 million of the Company’s net income in the first quarter of 2008, a decrease of $67 million (15.4 percent), compared with the first quarter of 2007. Within Consumer Banking, the retail banking division contributed $320 million of the total net income in the first quarter of 2008, a decrease of 21.8 percent from the same period in the prior year. Mortgage banking contributed $47 million of the business line’s net income in the first quarter of 2008, an increase of 88.0 percent over the same period in the prior year.

20	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007	Change

$122	$121.8%		$252	$169	49.1%	$29	$(36)	* %	$1,830	$1,666	9.8%
389	374	4.0	769	680	13.1	473	9	*	2,295	1,722	33.3
–	–	–	–	–	–	(251)	1	*	(251)	1	*

511	495	3.2	1,021	849	20.3	251	(26)	*	3,874	3,389	14.3
243	230	5.7	379	342	10.8	143	48	*	1,709	1,478	15.6
20	23	(13.0)	53	53	–	–	–	–	87	94	(7.4)

263	253	4.0	432	395	9.4	143	48	*	1,796	1,572	14.2

248	242	2.5	589	454	29.7	108	(74)	*	2,078	1,817	14.4
1	–	*	134	91	47.3	195	1	*	485	177	*

247	242	2.1	455	363	25.3	(87)	(75)	(16.0)	1,593	1,640	(2.9)
90	88	2.3	166	132	25.8	(109)	(114)	4.4	503	510	(1.4)

$157	$154	1.9	$289	$231	25.1	$22	$39	(43.6)	$1,090	$1,130	(3.5)

$1,997	$1,969	1.4%	$4,257	$3,834	11.0%	$352	$138	* %	$51,709	$47,019	10.0%
667	690	(3.3)	–	–	–	42	52	(19.2)	29,536	28,632	3.2
460	463	(.6)	–	–	–	3	4	(25.0)	22,978	21,569	6.5
2,371	2,345	1.1	12,056	9,712	24.1	37	41	(9.8)	51,009	47,473	7.4

5,495	5,467.5		16,313	13,546	20.4	434	235	84.7	155,232	144,693	7.3
1,564	1,550.9		2,554	2,456	4.0	–	28	*	7,664	7,569	1.3
356	450	(20.9)	1,071	1,088	(1.6)	2	42	(95.2)	2,923	3,220	(9.2)
7,933	8,036	(1.3)	21,300	18,796	13.3	57,843	51,988	11.3	236,675	219,512	7.8
4,604	4,260	8.1	471	455	3.5	325	44	*	27,119	27,677	(2.0)
4,531	2,775	63.3	29	9	*	3	3	–	30,303	25,076	20.8
5,568	5,517.9		20	20	–	63	67	(6.0)	30,724	31,113	(1.3)
3,859	3,868	(.2)	2	3	(33.3)	5,726	1,340	*	42,712	36,862	15.9

18,562	16,420	13.0	522	487	7.2	6,117	1,454	*	130,858	120,728	8.4
2,414	2,498	(3.4)	5,006	4,749	5.4	1,372	1,723	(20.4)	21,479	21,210	1.3

Total net revenue increased $15 million (1.1 percent) in the first quarter of 2008, compared with the first quarter of 2007. Net interest income, on a taxable-equivalent basis, decreased $19 million (2.0 percent) in the first quarter of 2008, compared with the first quarter of 2007. The year-over-year decrease in net interest income was due to the declining funding benefit of deposits and declining deposit balances, partially offset by growth in average loans of 3.5 percent and higher loan fees. The increase in average loan balances reflected growth in all loan categories, with the largest increases in residential mortgages and retail loans. The favorable change in retail loans was principally driven by an increase in installment products and home equity lines, partially offset by a reduction in retail leasing balances due to customer demand for installment loan products and pricing competition. The year-over-year decrease in average deposits primarily reflected a reduction in time, savings and noninterest-bearing deposit products. Average time deposit balances in the first quarter of 2008 declined $1.1 billion (5.3 percent), compared with the first quarter of 2007. Average savings balances in the first quarter of 2008 declined $.5 billion (2.5 percent), compared with the first quarter of 2007. These declines reflected the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to the wholesale funding sources given the current market environment. Fee-based noninterest income increased $34 million (7.8 percent) in the first quarter of 2008, compared with the first quarter of 2007. The year-over-year increase in fee-based revenue was driven by an increase in deposit service charges and mortgage banking revenue, partially offset by lower lease revenue related to higher end-of-term losses and declining student loan sales gains. The increase in mortgage banking revenue was principally related to an increase in mortgage servicing income and production gains, including $19 million from the adoption of SFAS 157. These favorable impacts to mortgage banking revenue were partially offset by an unfavorable net change in the valuation of MSRs and related economic hedging activities.
Total noninterest expense increased $72 million (11.2 percent) in the first quarter of 2008, compared with the first quarter of 2007. The increase included the net addition of 21 in-store and 3 traditional branches at March 31, 2008, compared with March 31, 2007. The increase was primarily attributable to higher compensation and employee benefit expense which reflected business investments in customer service and various promotional activities including further deployment of the PowerBank initiative, the adoption of

U.S. Bancorp	21

SFAS 157 and higher credit related costs associated with other real estate owned and foreclosures.
The provision for credit losses increased $48 million (66.7 percent) in the first quarter of 2008, compared with the first quarter of 2007. The increase was attributable to higher net charge-offs, reflecting portfolio growth and credit deterioration in residential mortgages, home equity and other installment and consumer loan portfolios from a year ago. As a percentage of average loans outstanding, net charge-offs increased to .63 percent in the first quarter of 2008, compared with .40 percent in the first quarter of 2007. Commercial and commercial real estate loan net charge-offs increased $3 million (25.0 percent) and retail loan and residential mortgage net charge-offs increased $45 million (75.0 percent) in the first quarter of 2008, compared with the first quarter of 2007. Nonperforming assets were $370 million at March 31, 2008, $326 million at December 31, 2007, and $312 million at March 31, 2007. Nonperforming assets as a percentage of period-end loans were .50 percent at March 31, 2008, .45 percent at December 31, 2007, and .44 percent at March 31, 2007. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust and Custody and Fund Services. Wealth Management & Securities Services contributed $157 million of the Company’s net income in the first quarter of 2008, an increase of $3 million (1.9 percent), compared with the first quarter of 2007. The increase was attributable to core account fee growth, partially offset by unfavorable equity market conditions relative to a year ago.
Total net revenue increased $16 million (3.2 percent) in the first quarter of 2008, compared with the first quarter of 2007. Net interest income, on a taxable-equivalent basis, increased $1 million (.8 percent) in the first quarter of 2008, compared with the first quarter of 2007. Noninterest income increased $15 million (4.0 percent) in the first quarter of 2008, compared with the first quarter of 2007, primarily driven by core account fee growth, partially offset by unfavorable equity market conditions.
Total noninterest expense increased $10 million (4.0 percent) in the first quarter of 2008, compared with the first quarter of 2007. The increase in noninterest expense was primarily due to higher compensation, employee benefits and processing-related expenses.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services are highly inter-related with banking products and services of the other lines of business and rely on access to the bank subsidiary’s settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $289 million of the Company’s net income in the first quarter of 2008, an increase of $58 million (25.1 percent), compared with the first quarter of 2007. The increase was due to growth in total net revenue, driven by loan growth and higher transaction volumes, partially offset by an increase in total noninterest expense and a higher provision for credit losses.
Total net revenue increased $172 million (20.3 percent) in the first quarter of 2008, compared with the first quarter of 2007. Net interest income, on a taxable-equivalent basis, increased $83 million (49.1 percent) in the first quarter of 2008, compared with the first quarter of 2007. The increase was primarily due to growth in higher yielding retail credit card loan balances and the timing of asset repricing in a declining rate environment. Noninterest income increased $89 million (13.1 percent) in the first quarter of 2008, compared with the first quarter of 2007. The increase in fee-based revenue was driven by organic account growth, higher transaction volumes and business expansion initiatives.
Total noninterest expense increased $37 million (9.4 percent) in the first quarter of 2008, compared with the first quarter of 2007, due primarily to new business initiatives, including costs associated with transaction processing and a recent acquisition, as well as higher collection costs.
The provision for credit losses increased $43 million (47.3 percent) in the first quarter of 2008, compared with the first quarter of 2007, due to higher net charge-offs, which reflected average retail credit card portfolio growth and higher delinquency rates from a year ago. As a percentage of average loans outstanding, net charge-offs were 3.30 percent in the first quarter of 2008, compared with 2.72 percent in the first quarter of 2007.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual

22	U.S. Bancorp

aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $22 million in the first quarter of 2008, a decrease of $17 million (43.6 percent), compared with the first quarter of 2007.
Total net revenue increased $277 million in the first quarter of 2008, compared with the first quarter of 2007. Net interest income, on a taxable-equivalent basis, increased $65 million in the first quarter of 2008, compared with the first quarter of 2007, due to a steepening yield curve relative to the first quarter of 2007, wholesale funding decisions and the Company’s asset and liability management positions. Noninterest income increased $212 million in the first quarter of 2008, compared with the first quarter of 2007. The increase was primarily due to the net impact of the Visa Gain, partially offset by the structured investment securities impairment and the transition impact of adopting SFAS 157 during the first quarter of 2008.
Total noninterest expense increased $95 million in the first quarter of 2008, compared with the first quarter of 2007. The increase in noninterest expense was driven by higher compensation and employee benefits expense, a charitable contribution made to the foundation and higher litigation costs, partially offset by a reduction in net shared services expense.
The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses increased $194 million in the first quarter of 2008, compared with the same quarter of the prior year, driven by incremental provision expense recorded in the first quarter of 2008, reflecting deterioration in the credit quality within the loan portfolios related to stress in the residential real estate markets, including homebuilding and related supplier industries, and the continued growth of the consumer loan portfolios. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 30.4 percent in the first quarter of 2008 and first quarter of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, estimations of fair value, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

U.S. Bancorp	23

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions, Except Per Share Data)	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$7,323	$8,884
Investment securities
Held-to-maturity (fair value $75 and $78, respectively)	72	74
Available-for-sale	41,624	43,042
Loans held for sale (included $3,097 of mortgage loans carried at fair value at 3/31/08)	5,241	4,819
Loans
Commercial	52,744	51,074
Commercial real estate	29,969	29,207
Residential mortgages	23,218	22,782
Retail	52,369	50,764

Total loans	158,300	153,827
Less allowance for loan losses	(2,251)	(2,058)

Net loans	156,049	151,769
Premises and equipment	1,805	1,779
Goodwill	7,685	7,647
Other intangible assets	2,962	3,043
Other assets	19,020	16,558

Total assets	$241,781	$237,615

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,870	$33,334
Interest-bearing	76,895	72,458
Time deposits greater than $100,000	28,505	25,653

Total deposits	138,270	131,445
Short-term borrowings	36,392	32,370
Long-term debt	36,229	43,440
Other liabilities	9,318	9,314

Total liabilities	220,209	216,569
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 3/31/08 — 60,000 shares and 12/31/07 — 40,000 shares	1,500	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/08 and 12/31/07 — 1,972,643,007 shares	20	20
Capital surplus	5,677	5,749
Retained earnings	23,033	22,693
Less cost of common stock in treasury: 3/31/08 — 234,624,510 shares; 12/31/07 — 244,786,039 shares	(7,178)	(7,480)
Other comprehensive income	(1,480)	(936)

Total shareholders’ equity	21,572	21,046

Total liabilities and shareholders’ equity	$241,781	$237,615

See Notes to Consolidated Financial Statements.

24	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data)	Three Months Ended March 31,
(Unaudited)	2008	2007
Interest Income
Loans	$2,560	$2,578
Loans held for sale	73	59
Investment securities	535	516
Other interest income	37	34

Total interest income	3,205	3,187
Interest Expense
Deposits	606	675
Short-term borrowings	322	328
Long-term debt	474	535

Total interest expense	1,402	1,538

Net interest income	1,803	1,649
Provision for credit losses	485	177

Net interest income after provision for credit losses	1,318	1,472
Noninterest Income
Credit and debit card revenue	248	206
Corporate payment products revenue	164	147
ATM processing services	84	77
Merchant processing services	271	252
Trust and investment management fees	335	322
Deposit service charges	257	247
Treasury management fees	124	111
Commercial products revenue	112	100
Mortgage banking revenue	105	67
Investment products fees and commissions	36	34
Securities gains (losses), net	(251)	1
Other	559	159

Total noninterest income	2,044	1,723
Noninterest Expense
Compensation	745	635
Employee benefits	137	133
Net occupancy and equipment	190	177
Professional services	47	47
Marketing and business development	79	52
Technology and communications	140	135
Postage, printing and supplies	71	69
Other intangibles	87	94
Other	300	230

Total noninterest expense	1,796	1,572

Income before income taxes	1,566	1,623
Applicable income taxes	476	493

Net income	$1,090	$1,130

Net income applicable to common equity	$1,078	$1,115

Earnings per common share	$.62	$.64
Diluted earnings per common share	$.62	$.63
Dividends declared per common share	$.425	$.400
Average common shares outstanding	1,731	1,752
Average diluted common shares outstanding	1,749	1,780

See Notes to Consolidated Financial Statements.

U.S. Bancorp	25

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity
Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					1,130			1,130
Unrealized gain on securities available-for-sale							115	115
Unrealized loss on derivatives							(17)	(17)
Foreign currency translation							17	17
Reclassification for realized losses							18	18
Change in retirement obligation							1	1
Income taxes							(51)	(51)

Total comprehensive income								1,213
Cash dividends declared
Preferred					(15)			(15)
Common					(697)			(697)
Issuance of common and treasury stock	11			(15)		350		335
Purchase of treasury stock	(34)					(1,230)		(1,230)
Stock option and restricted stock grants				(3)				(3)
Shares reserved to meet deferred compensation obligations				1		(1)		–

Balance March 31, 2007	1,742	$1,000	$20	$5,745	$21,660	$(6,972)	$(653)	$20,800

Balance December 31, 2007	1,728	$1,000	$20	$5,749	$22,693	$(7,480)	$(936)	$21,046
Net income					1,090			1,090
Unrealized loss on securities available-for-sale							(799)	(799)
Unrealized loss on derivatives							(312)	(312)
Foreign currency translation							(40)	(40)
Reclassification for realized losses							268	268
Change in retirement obligation							6	6
Income taxes							333	333

Total comprehensive income								546
Cash dividends declared
Preferred					(12)			(12)
Common					(738)			(738)
Issuance of preferred stock		500		(8)				492
Issuance of common and treasury stock	12			(54)		384		330
Purchase of treasury stock	(2)					(80)		(80)
Stock option and restricted stock grants				(10)				(10)
Shares reserved to meet deferred compensation obligations						(2)		(2)

Balance March 31, 2008	1,738	$1,500	$20	$5,677	$23,033	$(7,178)	$(1,480)	$21,572

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(Dollars in Millions)
(Unaudited)	2008	2007
Operating Activities
Net cash provided by operating activities	$598	$527
Investing Activities
Proceeds from sales of available-for-sale investment securities	369	246
Proceeds from maturities of investment securities	1,334	1,093
Purchases of investment securities	(1,082)	(1,733)
Net increase in loans outstanding	(3,462)	(798)
Proceeds from sales of loans	38	249
Purchases of loans	(1,401)	(520)
Acquisitions, net of cash acquired	(70)	(60)
Other, net	(195)	(1,238)

Net cash used in investing activities	(4,469)	(2,761)
Financing Activities
Net increase (decrease) in deposits	6,825	(7,130)
Net increase in short-term borrowings	4,023	1,576
Proceeds from issuance of long-term debt	1,302	9,778
Principal payments or redemption of long-term debt	(8,731)	(2,726)
Proceeds from issuance of preferred stock	492	–
Proceeds from issuance of common stock	242	227
Repurchase of common stock	–	(1,217)
Cash dividends paid on preferred stock	(15)	(15)
Cash dividends paid on common stock	(734)	(706)

Net cash provided by financing activities	3,404	(213)

Change in cash and cash equivalents	(467)	(2,447)
Cash and cash equivalents at beginning of period	9,185	8,805

Cash and cash equivalents at end of period	$8,718	$6,358

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

Notes to Consolidated Financial Statements
(Unaudited)

Note 1    Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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

Note 2    Accounting Changes

Fair Value Option In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an irrevocable option to measure and report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company elected the fair value option pursuant to SFAS 159 on January 1, 2008, for certain mortgage loans held for sale (“MLHFS”) originated on or after January 1, 2008. There was no impact of adopting SFAS 159 on the Company’s financial statements as of the date of adoption. MLHFS subject to the fair value option are initially measured at fair value with subsequent changes in fair value recognized as a component of mortgage banking revenue. For additional information on the fair value of certain financial assets and liabilities, refer to Note 10 in the Notes to Consolidated Financial Statements.

Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement provides a consistent definition of fair value which focuses on exit price and prioritizes market-based inputs obtained from sources independent of the entity over those from the entity’s own inputs that are not corroborated by observable market data. SFAS 157 also requires consideration of nonperformance risk when determining fair value measurements. This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The adoption of SFAS 157 reduced the Company’s earnings by $.02 per diluted common share for the first quarter of 2008. For additional information on the fair value of certain financial assets and liabilities, refer to Note 10 in the Notes to Consolidated Financial Statements.

Written Loan Commitments In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings”, effective for the Company beginning on January 1, 2008. SAB 109 expresses the SEC’s view that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written

28	U.S. Bancorp

loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 did not have a material impact on the Company’s financial statements. For additional information on the fair value of certain financial assets and liabilities, refer to Note 10 in the Notes to Consolidated Financial Statements.

Business Combinations In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, effective for the Company beginning on January 1, 2009. SFAS 141R establishes principles and requirements for the acquirer in a business combination, including the recognition and measurement of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity as of the acquisition date; the recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase as of the acquisition date; and the determination of additional disclosures needed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under SFAS 141R, nearly all acquired assets and liabilities assumed are required to be recorded at fair value at the acquisition date, including loans. This will eliminate separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. Other significant changes include recognizing transaction costs and most restructuring costs as expenses when incurred. The accounting requirements of SFAS 141R are applied on a prospective basis for all transactions completed after the effective date and early adoption is not permitted.

Noncontrolling Interests In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, effective for the Company beginning on January 1, 2009. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity, separate from the Company’s own equity, in the consolidated balance sheet. This Statement also requires the amount of net income attributable to the entity and to the noncontrolling interests to be shown separately on the face of the consolidated statement of income. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the entity and those of the noncontrolling owners. The Company is currently assessing the impact of this guidance on its financial statements.

Note 3    Investment Securities

The amortized cost, fair value weighted-average maturity and weighted-average yield of held-to-maturity and available-for-sale securities was as follows:

	March 31, 2008				December 31, 2007
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity	Average	Amortized	Fair	Maturity	Average
(Dollars in Millions)	Cost	Value	in Years	Yield (c)	Cost	Value	in Years	Yield (c)
Held-to-maturity
Mortgage-backed securities (a)	$5	$5	3.1	6.29%	$6	$6	3.1	6.29%
Obligations of state and political subdivisions	55	58	10.1	5.76	56	60	10.2	6.03
Other debt securities	12	12	1.5	5.26	12	12	1.8	5.26

Total held-to-maturity securities	$72	$75	8.2	5.71%	$74	$78	8.3	5.92%

Available-for-sale
U.S. Treasury and agencies	$238	$238	21.6	4.59%	$407	$405	7.5	5.95%
Mortgage-backed securities (a)	31,616	30,763	5.1	4.69	31,300	30,603	5.6	5.12
Asset-backed securities (a)(d)	1,993	1,993	4.6	5.81	2,922	2,928	5.2	5.72
Obligations of state and political subdivisions (b)	7,114	6,739	20.8	6.78	7,131	7,055	10.7	6.78
Other debt securities	1,770	1,469	31.3	5.59	1,840	1,603	29.8	6.19
Other investments	505	422	36.1	6.45	506	448	–	7.16

Total available-for-sale securities	$43,236	$41,624	9.2	5.14%	$44,106	$43,042	7.4	5.51%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the market price is above par, yield to maturity if market price is below par.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances.
(d)	Primarily includes investments in structured investment vehicle securities with underlying collateral that includes a mix of various mortgage and other asset-backed securities. Certain amounts included in asset-backed securities at December 31, 2007, are reflected in other categories at March 31, 2008, based on the collateral received upon the exchange of the structured investment vehicle securities.

U.S. Bancorp	29

Included in available-for-sale, asset-backed investment securities, are structured investment vehicle securities (“SIVs”) which were purchased in the fourth quarter of 2007 from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. Some of these securities evidenced credit deterioration at the time of acquisition by the Company. Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, requires the difference between the total expected cash flows for these securities and the initial recorded investment to be recognized in earnings over the life of the securities, using a level yield. If subsequent decreases in the fair value of these securities are accompanied by an adverse change in the expected cash flows, an other-than-temporary impairment will be recorded through earnings. Subsequent increases in the expected cash flows will be recognized as income prospectively over the remaining life of the security by increasing the level yield. During the first quarter of 2008, the Company recorded $253 million of impairment charges on these investments, primarily as a result of widening credit spreads during the quarter.
On March 31, 2008, the Company exchanged its interest in certain SIVs and received its share of the underlying investment securities collateral as an in-kind distribution permitted under the applicable restructuring agreements. The SIVs and the investment securities collateral received, are collectively referred to as “SIV-related investments.” Upon acquiring the collateral, the Company evaluated each individual security to determine whether there was evidence of credit deterioration at the acquisition date to determine which securities were subject to SOP 03-3 accounting. The reconciliation of the securities subject to SOP 03-3 accounting reflects the removal of $548 million of SIVs that were exchanged and the addition of $80 million of underlying investment securities collateral acquired on March 31, 2008, that had evidence of credit deterioration as of their acquisition date.
The gross undiscounted cash flows that were due under the contractual terms of the purchased securities subject to SOP 03-3, were $1.7 billion at March 31, 2008, compared with $2.5 billion at December 31, 2007, which included payments receivable of $39 million and $33 million at March 31, 2008 and December 31, 2007, respectively.

Changes in the carrying amount and accretable yield of those securities subject to SOP 03-3 for the three months ended March 31, 2008, were as follows:

		Carrying Amount
		of Debt
(Dollars in Millions)	Accretable Yield	Securities
Balance at beginning of period	$105	$2,427
Transfers in (a)	19	80
Payments received	–	(42)
Impairment writedowns	195	(253)
Accretion	(6)	6
Transfers out (b)	(10)	(548)

Balance at end of period	$303	$1,670

(a)	Represents the fair value of the securities at their transfer date. Includes certain securities received upon the exchange of certain SIV securities.
(b)	Includes SIV securities exchanged for underlying collateral on March 31, 2008.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and the Company’s ability to hold the securities through the anticipated recovery period.
At March 31, 2008, certain investment securities included in the held-to-maturity and available-for-sale categories had a fair value that was below their amortized cost.

30	U.S. Bancorp

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired based on the period the investments have been in a continuous unrealized loss position at March 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Obligations of state and political subdivisions	$17	$(1)	$–	$–	$17	$(1)

Total	$17	$(1)	$–	$–	$17	$(1)

Available-for-sale
U.S. Treasury and agencies	$180	$(1)	$–	$–	$180	$(1)
Mortgage-backed securities	11,402	(382)	11,929	(529)	23,331	(911)
Asset-backed securities	204	–	–	–	204	–
Obligations of state and political subdivisions	5,565	(334)	667	(49)	6,232	(383)
Other securities and investments	1,101	(234)	561	(160)	1,662	(394)

Total	$18,452	$(951)	$13,157	$(738)	$31,609	$(1,689)

The unrealized losses within each investment category have occurred as a result of changes in interest rates and credit spreads over the past few years. The substantial portion of securities that have unrealized losses are either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings. Unrealized losses within other securities and investments are also the result of a modest widening of credit spreads since the initial purchase date. In general, the issuers of the investment securities do not have the contractual ability to pay them off at less than par at maturity or any earlier call date. As of the reporting date, the Company expects to receive all contractual principal and interest related to these securities other than certain SIV-related investments, and expects that approximately $65 million of principal and interest payments will not be received for certain SIV-related investments. Excluding these SIV-related investments, the Company has the intent and ability to hold its investment securities until their anticipated recovery in value or maturity, resulting in them not being considered to be other-than-temporarily impaired at March 31, 2008.

U.S. Bancorp	31

Note 4    Loans

The composition of the loan portfolio was as follows:

	March 31, 2008		December 31, 2007
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$46,438	29.3%	$44,832	29.1%
Lease financing	6,306	4.0	6,242	4.1

Total commercial	52,744	33.3	51,074	33.2
Commercial real estate
Commercial mortgages	20,751	13.1	20,146	13.1
Construction and development	9,218	5.8	9,061	5.9

Total commercial real estate	29,969	18.9	29,207	19.0
Residential mortgages
Residential mortgages	17,582	11.1	17,099	11.1
Home equity loans, first liens	5,636	3.6	5,683	3.7

Total residential mortgages	23,218	14.7	22,782	14.8
Retail
Credit card	11,346	7.2	10,956	7.1
Retail leasing	5,675	3.6	5,969	3.9
Home equity and second mortgages	16,648	10.5	16,441	10.7
Other retail
Revolving credit	2,719	1.7	2,731	1.8
Installment	5,321	3.4	5,246	3.4
Automobile	9,342	5.9	8,970	5.8
Student	1,318.8		451.3

Total other retail	18,700	11.8	17,398	11.3

Total retail	52,369	33.1	50,764	33.0

Total loans	$158,300	100.0%	$153,827	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion at March 31, 2008, and December 31, 2007.

Note 5    Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $102.0 billion and $97.0 billion at March 31, 2008, and December 31, 2007, respectively. The Company records mortgage servicing rights (“MSRs”) initially at fair value and at each subsequent reporting date, and records changes in fair value in noninterest income in the period in which they occur. In conjunction with its MSRs, the Company may utilize derivatives, including futures, forwards and interest rate swaps to offset the effect of interest rate changes on the fair value of MSRs. The net impact of assumption changes on the fair value of MSRs, excluding decay, and the related derivatives included in mortgage banking revenue was a net loss of $11 million and net gain of $1 million for the three months ended March 31, 2008, and 2007, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue were $94 million and $86 million for the three months ended March 31, 2008, and 2007, respectively.

32	U.S. Bancorp

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2008	2007
Balance at beginning of period	$1,462	$1,427
Rights purchased	4	3
Rights capitalized	143	82
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	(159)	(23)
Other changes in fair value (b)	(60)	(42)

Balance at end of period	$1,390	$1,447

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).

The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at March 31, 2008, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$(20)	$(3)	$(12)	$(40)

Note 6    Shareholders’ Equity

On March 17, 2008, the Company issued 20 million depositary shares each representing a 1/1,000th ownership interest in one of 20,000 shares of Series D Non-Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”). The shares of Series D Preferred Stock have a $1.00 par value and a liquidation preference of $25,000 per share (equivalent to $25 per depositary share). The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or other redemption or repurchase obligation of the Company. Dividends on the Series D Preferred Stock, if declared, will accrue and be payable quarterly on the liquidation preference amount, in arrears, at a rate per annum equal to 7.875 percent. If the Company has not declared a dividend on the Series D Preferred Stock before the dividend payment date for any dividend period, such dividend shall not be cumulative and shall cease to accrue and be payable, and the Company will have no obligation to pay dividends accrued for such dividend period, whether or not dividends on the Series D Preferred Stock are declared for any future dividend period.
The Company may not pay dividends on or repurchase shares of its junior stock unless dividends for the then-current dividend period of the Series D Preferred Stock have been declared and sufficient funds set aside to make payment. The Company may not pay dividends on or repurchase shares of its parity stock unless such dividends or offers to repurchase parity stock are made on a proportional basis with respect to the Series D Preferred Stock.
On April 15, 2013, or thereafter, the Series D Preferred Stock is redeemable at the Company’s option, subject to the prior approval of the Federal Reserve Board, at a redemption price equal to $25,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. In connection with this transaction, the Company also entered into a replacement capital covenant, which restricts the Company’s rights to redeem or repurchase the Series D Preferred Stock. Except in certain limited circumstances, the Series D Preferred Stock will not have any voting rights.
For further information on shareholders’ equity, refer to Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

U.S. Bancorp	33

Note 7    Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2008	2007
Net income	$1,090	$1,130
Preferred dividends	(12)	(15)

Net income applicable to common equity	$1,078	$1,115

Average common shares outstanding	1,731	1,752
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	18	28

Average diluted common shares outstanding	1,749	1,780

Earnings per common share	$.62	$.64
Diluted earnings per common share	$.62	$.63

For the three months ended March 31, 2008 and 2007, options to purchase 2 million and 12 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 8    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
			Postretirement
	Pension Plans		Medical Plan
(Dollars in Millions)	2008	2007	2008	2007
Service cost	$19	$18	$1	$1
Interest cost	35	31	3	4
Expected return on plan assets	(56)	(50)	(1)	(2)
Prior service (credit) cost and transition (asset) obligation amortization	(1)	(1)	–	–
Actuarial (gain) loss amortization	8	16	(1)	–

Net periodic benefit cost	$5	$14	$2	$3

Note 9    Income Taxes

The components of income tax expense were:

	Three Months Ended
	March 31,
(Dollars in Millions)	2008	2007
Federal
Current	$456	$449
Deferred	(42)	(22)

Federal income tax	414	427
State
Current	65	69
Deferred	(3)	(3)

State income tax	62	66

Total income tax provision	$476	$493

34	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2008	2007
Tax at statutory rate (35 percent)	$548	$568
State income tax, at statutory rates, net of federal tax benefit	40	43
Tax effect of
Tax credits	(60)	(69)
Tax-exempt income	(41)	(27)
Other items	(11)	(22)

Applicable income taxes	$476	$493

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2008, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2004. The years open to examination by foreign, state and local government authorities vary by jurisdication.
The Company’s net deferred tax liability was $964 million at March 31, 2008, and $1,279 million at December 31, 2007.

Note 10    Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Upon adoption of SFAS 157, the Company considered the principal market and nonperformance risk when determining the fair value measurements for customer derivatives and reduced trading revenue by $62 million for the quarter ended March 31, 2008. In addition, SFAS 157 no longer allows the deferral of origination fees or compensation expense related to the closing of MLHFS, resulting in additional mortgage banking revenue and recognition of compensation expense in the period the MLHFS are originated. The adoption of SFAS 157 increased both mortgage banking revenue and compensation expense by $19 million each for the quarter ended March 31, 2008.
SFAS 157 specifies a three level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are valued using third party pricing services; derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as

U.S. Bancorp	35

instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes residential MSRs, certain debt securities and derivative contracts.
The following section describes the valuation methodologies used by the Company to measure different financial assets and liabilities at fair value and includes an indication of the level in the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes details of the valuation models and key inputs to those models.

Derivatives Exchange-traded derivatives are measured at fair value based on quoted market (i.e. exchange) prices. Because prices are available for the identical instrument in an active market, these fair values are classified within Level 1 of the fair value hierarchy.
The majority of derivatives held by the Company are executed over the counter and are valued using standard cash flow, Black-Scholes and Monte Carlo valuation techniques. The models incorporate various inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. The majority of these derivatives are classified within Level 2 of the fair value hierarchy as the significant inputs to the models are observable. An exception to the Level 2 classification are certain derivative transactions with customers for which the risk of nonperformance cannot be observed in the market. These derivatives are classified within Level 3 of the fair value hierarchy. In addition, commitments to sell, purchase and originate mortgage loans, that meet the requirements of a derivative, are valued by pricing models that include market observable and unobservable inputs. Due to the significant unobservable inputs, these commitments are classified within Level 3 of the fair value hierarchy.

Investments When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy. An example is U.S. Treasury securities.
For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. Prices are verified, where possible, to prices obtained from independent sources. Securities measured at fair value by such methods are classified as Level 2.
Certain securities are not valued based on observable transactions and are, therefore, classified as Level 3. The fair value of these securities is based on management’s best estimates. These securities include SIV-related investments. For the SIV-related investments held by the Company, the majority of the collateral is residential mortgage-backed securities with the remaining collateral consisting of commercial mortgage-backed and asset-backed securities, collateralized debt obligations and collateralized loan obligations. Exposure to sub-prime mortgage-backed securities is limited.
The estimation process for these securities involves the use of a cash flow methodology and other market valuation techniques involving management judgement. The cash flow methodology uses assumptions that reflect housing price changes, interest rates, borrower loan-to-value and borrower credit scores. Inputs used for estimation are refined and updated to reflect market developments. The fair value of these securities are sensitive to changes in the estimated cash flows and related assumptions used and given market conditions are updated on a regular basis. The collateral cash flows are aggregated and passed through a distribution waterfall to determine allocation to tranches. Cash flows are then discounted at an interest rate to estimate the fair value of the security held by the Company. Discount rates reflect current market conditions and the relative risk of these investment securities. The primary drivers that impact the valuations of these securities are the prepayment and default rates associated with the underlying collateral, as well as the discount rate used to present value the projected cash flows. Securities measured at fair value by this methodology are classified as Level 3. Related interest income for investment securities is recorded in interest income in the Consolidated Statement of Income.

Certain mortgage loans held for sale Effective January 1, 2008, the Company elected the fair value option under SFAS 159 for MLHFS originated on or after January 1, 2008, for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for these loans. These MLHFS loans are initially measured at fair value, with subsequent changes in fair value recognized as a component of mortgage banking revenue. Electing to measure these MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. There was no transition adjustment required upon adoption of SFAS 159 for MLHFS, because the Company continued to account for MLHFS originated prior to 2008 under the lower-of-cost-or-market accounting method.

36	U.S. Bancorp

MLHFS measured at fair value are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue in the first quarter of 2008 was $12 million of net losses from the initial measurement and subsequent changes to fair value of the MLHFS under the fair value option. Changes in fair value due to instrument specific credit risk was immaterial. The fair value of MLHFS under the fair value option was $3.1 billion as of March 31, 2008, which exceeded the unpaid principal balance by $56 million as of that date. Related interest income for MLHFS continues to be measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income.

Mortgage servicing rights MSRs are valued using a cash flow methodology and third party prices, if available. Accordingly, MSRs are classified in Level 3. Refer to Note 5 in the Notes to Consolidated Financial Statements for further information on the methodology used by the Company in determining the fair value of its MSRs.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

				FIN 39
March 31, 2008 (Dollars in Millions)	Level 1	Level 2	Level 3	Netting(a)	Total
Investment securities available-for-sale	$168	$38,928	$2,528	$–	$41,624
Mortgage loans held for sale	–	3,097	–	–	3,097
Mortgage servicing rights	–	–	1,390	–	1,390
Other assets (b)	–	974	840	(34)	1,780

Total	$168	$42,999	$4,758	$(34)	$47,891

Derivative liabilities	$–	$1,710	$16	$(34)	$1,692

(a)	Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”), “Offsetting of Amounts Related to Certain Contracts”, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.
(b)	Represents primarily derivative receivables and an immaterial amount of trading securities.

At March 31, 2008, MLHFS included $130 million of mortgage loans that were not subject to the fair value option election, and therefore, are excluded in the table above.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to March 31, 2008. Level 3 instruments presented in the table include SIV-related investments, MSRs and derivatives:

	Three Months Ended March 31, 2008
	Investment		Mortgage		Net other
	securities		servicing		assets and
(Dollars in Millions)	available-for-sale		rights		liabilities
Balance at beginning of period	$2,923		$1,462		$338
Net gains (losses) included in net income	(253	)(a)	(219	)(b)	462	(c)
Net gains (losses) included in other comprehensive income	(6)		–		–
Discount accretion	6		–		–
Purchases, sales, issuances and settlements	(142)		147		34
Transfers in and/or out of Level 3	–		–		(10)

Balance at end of period	$2,528		$1,390		$824

Net change in unrealized gains (losses) relating to assets still held at March 31, 2008	$(6)		$219	(b)	$473	(d)

(a)	Included in securities gains (losses).
(b)	Included in mortgage banking revenue.
(c)	Approximately $451 million included in other noninterest income and $11 million in mortgage banking revenue.
(d)	Approximately $454 million included in other noninterest income and $19 million in mortgage banking revenue.

U.S. Bancorp	37

The Company may also be required periodically to measure certain other financial assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. These measurements of fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions used to determine each adjustment to the related individual assets or portfolios for the three months ended March 31, 2008:

					Total losses
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	recognized
Loans held for sale	$–	$72	$–	$72	$4
Loans (a)	–	5	–	5	4
Other real estate owned (b)	–	30	–	30	10
Other intangible assets	–	–	1	1	–

(a)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.
(b)	Represents the fair value and related losses of properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances that were measured at fair value subsequent to their initial classification as other real estate owned.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

Excess of
carrying
	Fair value	Aggregate	amount over
	carrying	unpaid	unpaid
March 31, 2008 (Dollars in Millions)	amount	principal	principal
Total loans	$3,097	$3,041	$56
Nonaccrual loans	–	–	–
Loans 90 days or more past due	–	–	–

Note 11    Guarantees and Contingent Liabilities

The following table is a summary of the guarantees and contingent liabilities of the Company at March 31, 2008:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$90	$13,122
Third-party borrowing arrangements	–	329
Securities lending indemnifications	–	16,940
Asset sales (a)	7	422
Merchant processing	53	74,888
Other guarantees	10	7,445
Other contingent liabilities	57	1,942

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.

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

38	U.S. Bancorp

processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2008, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $5.4 billion, with airline tickets representing 94 percent of that amount. The Company held collateral of $994 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively, “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of Class U.S.A. shares of Visa Inc. common stock. In addition, the Company and certain of its subsidiaries have been named as defendants along with Visa U.S.A. Inc. and MasterCard International (collectively, the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa, Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The Company has also entered into judgment and loss sharing agreements with Visa U.S.A. and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Visa Litigation.
On November 7, 2007, Visa announced the settlement of the portion of the Visa Litigation involving American Express, and accordingly, the Company recorded a $115 million charge in the third quarter of 2007 for its proportionate share of this settlement. In addition to the liability related to the settlement with American Express, Visa U.S.A. member banks were required to recognize the contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws for potential losses arising from the remaining Visa Litigation at the estimated fair value of such obligation in accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The contingent obligation of member banks under the Visa U.S.A. bylaws has no specific maximum amount. While the estimation of any potential losses related to this litigation is highly judgmental, the Company recognized a charge of approximately $215 million in the fourth quarter of 2007.
In March 2008, Visa Inc. completed its IPO, redeemed a portion of the Class U.S.A. shares, and set aside $3 billion of the proceeds from the IPO in an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The Company recorded a $339 million gain for the portion of its shares that were redeemed for cash and a $153 million gain for its proportionate share of the escrow account in the first quarter of 2008. The $153 million receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation liabilities. The remaining Visa Inc. shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa Litigation, whichever is later.
For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 21 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

U.S. Bancorp	39

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2008			2007
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$43,891	$580	5.28%	$40,879	$546	5.34%	7.4%
Loans held for sale	5,118	73	5.72	3,843	59	6.22	33.2
Loans (b)
Commercial	51,709	721	5.60	47,019	774	6.66	10.0
Commercial real estate	29,536	463	6.30	28,632	520	7.36	3.2
Residential mortgages	22,978	358	6.24	21,569	323	6.02	6.5
Retail	51,009	1,026	8.09	47,473	967	8.26	7.4

Total loans	155,232	2,568	6.65	144,693	2,584	7.23	7.3
Other earning assets	2,773	37	5.37	1,720	34	8.02	61.2

Total earning assets	207,014	3,258	6.32	191,135	3,223	6.81	8.3
Allowance for loan losses	(2,075)			(2,036)			(1.9)
Unrealized gain (loss) on available-for-sale
securities	(1,105)			(619)			(78.5)
Other assets	32,841			31,032			5.8

Total assets	$236,675			$219,512			7.8

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,119			$27,677			(2.0)
Interest-bearing deposits
Interest checking	30,303	88	1.16	25,076	76	1.22	20.8
Money market savings	25,590	114	1.79	25,712	163	2.57	(.5)
Savings accounts	5,134	3.23		5,401	5.39		(4.9)
Time certificates of deposit less than $100,000	13,607	139	4.11	14,775	158	4.35	(7.9)
Time deposits greater than $100,000	29,105	262	3.62	22,087	273	5.00	31.8

Total interest-bearing deposits	103,739	606	2.35	93,051	675	2.94	11.5
Short-term borrowings	35,890	348	3.90	26,687	347	5.28	34.5
Long-term debt	39,822	474	4.78	42,944	535	5.04	(7.3)

Total interest-bearing liabilities	179,451	1,428	3.20	162,682	1,557	3.88	10.3
Other liabilities	8,626			7,943			8.6
Shareholders’ equity
Preferred equity	1,083			1,000			8.3
Common equity	20,396			20,210			.9

Total shareholders’ equity	21,479			21,210			1.3

Total liabilities and shareholders’ equity	$236,675			$219,512			7.8%

Net interest income		$1,830			$1,666

Gross interest margin			3.12%			2.93%

Gross interest margin without taxable-equivalent increments			3.07			2.89

Percent of Earning Assets
Interest income			6.32%			6.81%
Interest expense			2.77			3.30

Net interest margin			3.55%			3.51%

Net interest margin without taxable-equivalent increments			3.50%			3.47%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

40	U.S. Bancorp

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders — The 2008 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 15, 2008, at the Benson Hotel, Portland, Oregon. Richard K. Davis, Chairman, President and Chief Executive Officer, presided.

The holders of 1,530,609,236 shares of common stock, 88.4 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election to the Board of Directors listed in the proxy statement were elected to serve one-year terms expiring at the annual shareholders’ meeting in 2009, and the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008, was ratified. The shareholder proposal urging the adoption of a policy that shareholders be given an opportunity to annually ratify the compensation paid to the executive officers named in the Company’s proxy statement and the shareholder proposal urging the adoption of a policy to separate the roles of the chairman of the board and chief executive officer were not approved.

Summary of Matters Voted Upon by Shareholders

	Number of Shares
	For	Against
Election of Directors:
Douglas M. Baker Jr.	1,490,257,217	20,532,576
Joel W. Johnson	1,416,056,100	94,293,291
David B. O’Maley	1,484,615,859	26,073,371
O’dell M. Owens, M.D., M.P.H.	1,410,363,879	100,282,737
Craig D. Schnuck	1,491,554,589	19,559,965
				Broker
	For	Against	Abstain	Non-Vote
Ratification of Selection of Auditor	1,372,215,044	141,874,220	16,519,972
Proposal to Annually Ratify the Compensation Paid to Executive Officers Named in the Company’s Proxy Statement	427,597,237	781,246,349	45,587,459	276,178,191
Proposal to Separate the Roles of the Chairman of the Board and the Chief Executive Officer	220,125,998	1,010,533,633	23,771,414	276,178,191

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
Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: May 12, 2008

42	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

		Three Months Ended
(Dollars in Millions)		March 31, 2008
Earnings
1.	Net income	$1,090
2.	Applicable income taxes, including interest expense related to unrecognized tax positions	476

3.	Income before income taxes (1 + 2)	$1,566

4.	Fixed charges:
	a. Interest expense excluding interest on deposits*	$796
	b. Portion of rents representative of interest and amortization of debt expense	20

	c. Fixed charges excluding interest on deposits (4a + 4b)	816
	d. Interest on deposits	606

	e. Fixed charges including interest on deposits (4c + 4d)	$1,422

5.	Amortization of interest capitalized	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)	2,382
7.	Earnings including interest on deposits (3 + 4e + 5)	2,988
8.	Fixed charges excluding interest on deposits (4c)	816
9.	Fixed charges including interest on deposits (4e)	1,422
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)	2.92
11.	Including interest on deposits (line 7/line 9)	2.10

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	43

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

Dated: May 12, 2008

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

Dated: May 12, 2008

U.S. Bancorp	45

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 12, 2008

46	U.S. Bancorp

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN
Corporate Information

Executive Offices
U.S. Bancorp
800 Nicollet Mall
Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar
BNY Mellon Investor Services acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

BNY Mellon Investor Services
P.O. Box 358015
Pittsburgh, PA 15252-8015
Phone: 888-778-1311 or 201-680-6578
Internet: bnymellon.com/shareowner

For Registered or Certified Mail:
BNY Mellon Shareowner Services
500 Ross St., 6th Floor
Pittsburgh, PA 15219

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on BNY Mellon’s internet site by clicking on the Investor ServiceDirect® link.

Independent Auditor
Ernst & Young LLP serves as the independent auditor for U.S. Bancorp’s financial statements.

Common Stock Listing and Trading
U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

Dividends and Reinvestment Plan
U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, BNY Mellon Investor Services.

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