Form 10-Q
period 2008-06-30
US BANCORP \DE\
filed 2008-08-11
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2008 1,742,052,593 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including changes in general business and economic conditions, developments in the residential and commercial real estate markets, changes in interest rates, deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans, deterioration in the value of securities held in our investment securities portfolio, legal and regulatory developments, increased competition from both banks and non-banks, changes in customer behavior and preferences, effects of mergers and acquisitions and related integration, effects of critical accounting policies and judgments, and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk and regulatory and compliance risk. For discussion of these and other risks that may cause actual results to differ from expectations, refer to our Annual Report on Form 10-K for the year ended December 31, 2007, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,908	$1,650	15.6%	$3,738	$3,316	12.7%
Noninterest income	1,955	1,882	3.9	4,250	3,604	17.9
Securities gains (losses), net	(63)	3	*	(314)	4	*

Total net revenue	3,800	3,535	7.5	7,674	6,924	10.8
Noninterest expense	1,835	1,670	9.9	3,631	3,242	12.0
Provision for credit losses	596	191	*	1,081	368	*

Income before taxes	1,369	1,674	(18.2)	2,962	3,314	(10.6)
Taxable-equivalent adjustment	33	18	83.3	60	35	71.4
Applicable income taxes	386	500	(22.8)	862	993	(13.2)

Net income	$950	$1,156	(17.8)	$2,040	$2,286	(10.8)

Net income applicable to common equity	$928	$1,141	(18.7)	$2,006	$2,256	(11.1)

Per Common Share
Earnings per share	$.53	$.66	(19.7)%	$1.16	$1.29	(10.1)%
Diluted earnings per share	.53	.65	(18.5)	1.14	1.27	(10.2)
Dividends declared per share	.425	.400	6.3	.850	.800	6.3
Book value per share	11.67	11.19	4.4
Market value per share	27.89	32.95	(15.4)
Average common shares outstanding	1,740	1,736	.2	1,735	1,744	(.5)
Average diluted common shares outstanding	1,756	1,760	(.2)	1,752	1,770	(1.0)
Financial Ratios
Return on average assets	1.58%	2.09%		1.71%	2.09%
Return on average common equity	17.9	23.0		19.6	22.7
Net interest margin (taxable-equivalent basis) (a)	3.61	3.44		3.58	3.47
Efficiency ratio (b)	47.5	47.3		45.5	46.8
Average Balances
Loans	$163,070	$145,653	12.0%	$159,151	$145,176	9.6%
Loans held for sale	3,417	4,334	(21.2)	4,267	4,090	4.3
Investment securities	42,999	40,704	5.6	43,446	40,791	6.5
Earning assets	212,089	192,301	10.3	209,552	191,721	9.3
Assets	242,221	222,022	9.1	239,448	220,774	8.5
Noninterest-bearing deposits	27,851	27,977	(.5)	27,485	27,828	(1.2)
Deposits	135,809	118,975	14.1	133,333	119,847	11.3
Short-term borrowings	38,018	29,524	28.8	36,954	28,114	31.4
Long-term debt	37,879	44,655	(15.2)	38,851	43,804	(11.3)
Shareholders’ equity	22,320	20,895	6.8	21,899	21,052	4.0

	June 30, 2008	December 31, 2007

Period End Balances
Loans	$165,890	$153,827	7.8%
Allowance for credit losses	2,648	2,260	17.2
Investment securities	41,122	43,116	(4.6)
Assets	246,538	237,615	3.8
Deposits	135,131	131,445	2.8
Long-term debt	39,943	43,440	(8.1)
Shareholders’ equity	21,828	21,046	3.7
Regulatory capital ratios
Tier 1 capital	8.5%	8.3%
Total risk-based capital	12.5	12.2
Leverage	7.9	7.9
Tangible common equity	5.2	5.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $950 million for the second quarter of 2008 or $.53 per diluted common share, compared with $1,156 million, or $.65 per diluted common share for the second quarter of 2007. Return on average assets and return on average common equity were 1.58 percent and 17.9 percent, respectively, for the second quarter of 2008, compared with returns of 2.09 percent and 23.0 percent, respectively, for the second quarter of 2007. Significant items included in the second quarter of 2008 results were net securities losses of $63 million, which primarily reflected impairment charges on structured investment securities, and an incremental provision for credit losses, which exceeded net charge-offs by $200 million. Together these items reduced earnings per diluted common share by approximately $.11.
Total net revenue, on a taxable-equivalent basis, for the second quarter of 2008, was $265 million (7.5 percent) higher than the second quarter of 2007, reflecting a 15.6 percent increase in net interest income and a modest increase in noninterest income. The increase in net interest income from a year ago was driven by growth in earning assets and an improvement in the net interest margin. Noninterest income from a year ago was relatively flat as strong growth in the majority of revenue categories was muted by impairment charges primarily related to certain structured investment securities and higher retail lease residual losses.
Total noninterest expense in the second quarter of 2008 was $165 million (9.9 percent) higher than in the second quarter of 2007, principally due to higher costs associated with business initiatives designed to expand the Company’s geographical presence and strengthen customer relationships, including investments in relationship managers, branch initiatives and Wealth Management and Payment Services businesses. The increase in operating expense also included higher credit collection costs and incremental costs associated with investments in tax-advantaged projects.
The provision for credit losses for the second quarter of 2008 increased $405 million over the second quarter of 2007. This reflected an increase to the allowance for credit losses of $200 million in the second quarter of 2008. The increases in the provision and allowance for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in most geographic regions. It also reflected the current economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs in the second quarter of 2008 were $396 million, compared with $191 million in the second quarter of 2007. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income of $2,040 million for the first six months of 2008, or $1.14 per diluted common share, compared with $2,286 million, or $1.27 per diluted common share for the first six months of 2007. Return on average assets and return on average common equity were 1.71 percent and 19.6 percent, respectively, for the first six months of 2008, compared with returns of 2.09 percent and 22.7 percent, respectively, for the first six months of 2007. Several significant items were reflected in the Company’s results for the first six months of 2008, including a $492 million gain related to the Visa Inc. initial public offering that occurred in March 2008 (“Visa Gain”), an unfavorable change in net securities gains (losses) of $318 million, which primarily reflected impairment charges on structured investment securities, and an incremental provision for credit losses, which exceeded net charge-offs by $392 million. The first six months of 2008 also included a $62 million reduction in pretax income related to the adoption of a new accounting standard, a $25 million contribution to the U.S. Bancorp Foundation and a $22 million accrual for certain litigation matters.
Total net revenue, on a taxable-equivalent basis, for the first six months of 2008, was $750 million (10.8 percent) higher than the first six months of 2007, reflecting a 12.7 percent increase in net interest income and a 9.1 percent increase in noninterest income. The increase in net interest income from a year ago was driven by growth in earning assets and an improved net interest margin. Noninterest income growth was driven by organic business growth and the Visa Gain, partially offset by impairment charges on structured investment securities, higher retail lease residual losses and the adoption of a new accounting standard during the first six months of 2008.

U.S. Bancorp	3

Total noninterest expense in the first six months of 2008 was $389 million (12.0 percent) higher than in the first six months of 2007, primarily due to investments in business initiatives, higher credit collection costs and incremental expenses associated with investments in tax-advantaged projects.
The provision for credit losses for the first six months of 2008 increased $713 million over the same period of 2007. This reflected an increase to the allowance for credit losses of $392 million in the first six months of 2008. The increases in the provision and allowance for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in most geographic regions. It also reflected the current economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs in the first six months of 2008 were $689 million, compared with $368 million in the first six months of 2007. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,908 million in the second quarter of 2008, compared with $1,650 million in the second quarter of 2007. Net interest income, on a taxable-equivalent basis, was $3,738 million in the first six months of 2008, compared with $3,316 million in the first six months of 2007. The increases were due to strong growth in average earning assets, as well as an improving net interest margin from a year ago. Average earning assets increased $19.8 billion (10.3 percent) and $17.8 billion (9.3 percent) in the second quarter and first six months of 2008, respectively, compared with the same periods of 2007, primarily driven by increases in average loans and investment securities. The net interest margin in the second quarter and first six months of 2008 was 3.61 percent and 3.58 percent, respectively, compared with 3.44 percent and 3.47 percent, respectively, for the same periods of 2007. The improvement in the net interest margin was due to several factors, including growth in higher spread assets, the benefit of the Company’s current asset/liability position in a declining interest rate environment and related asset/liability repricing dynamics. Also, short-term funding rates were lower due to market volatility and changing liquidity in the overnight fed fund markets, given current market conditions. In addition, the Company’s net interest margin benefited from an increase in yield-related loan fees. Given the current rate environment, asset repricing dynamics and yield curve, the Company expects the net interest margin to remain relatively stable or decline slightly during the remainder of 2008. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average loans for the second quarter and first six months of 2008 were $17.4 billion (12.0 percent) and $14.0 billion (9.6 percent) higher, respectively, than the same periods of 2007, driven by growth in all major loan categories. The increase in commercial loans was primarily driven by growth in corporate and commercial banking balances, reflective of new customer growth, along with business customers utilizing bank credit facilities to fund business growth and liquidity requirements, rather than relying upon the capital markets. Retail loans experienced strong growth in installment products, home equity lines and credit card balances, offset somewhat by lower retail leasing balances. In addition, retail loan growth in the second quarter and first six months of 2008 included increases of $2.9 billion and $1.4 billion, respectively, in average federally guaranteed student loan balances due to both the transfer of balances from loans held for sale and a portfolio purchase. The increase in residential mortgages reflected higher balances in the consumer finance division. The growth in commercial real estate loans reflected changing market conditions that have limited borrower access to the capital markets and the impact of an acquisition.
Average investment securities in the second quarter and first six months of 2008 were $2.3 billion (5.6 percent) and $2.7 billion (6.5 percent) higher, respectively, than the same periods of 2007. The increases were driven by the purchase in the fourth quarter of 2007 of structured investment securities from certain money market funds managed by an affiliate and an increase in tax-exempt municipal securities, partially offset by a reduction in mortgage-backed securities.
Average noninterest-bearing deposits for the second quarter and first six months of 2008 decreased $.1 billion (.5 percent) and $.3 billion (1.2 percent), respectively, compared with the same periods of 2007, reflecting a decline in personal and business demand deposits, partially offset by higher trust and other demand deposits. The decline in personal demand deposit balances occurred in Consumer Banking. The decline in business demand deposits occurred within most business lines as business customers utilized deposit balances to fund business growth and meet other liquidity requirements.

4	U.S. Bancorp

Average total savings deposits increased $8.4 billion (15.0 percent) in the second quarter and $6.6 billion (11.8 percent) in the first six months of 2008, compared with the same periods of 2007, due to an increase in interest checking balances driven by higher balances from broker-dealer, government and institutional trust customers, and an increase in money market savings balances driven by higher broker-dealer balances. The increases in interest checking and money market savings balances were partially offset by a modest decline in average savings accounts, primarily within Consumer Banking.
Average time certificates of deposit less than $100,000 were lower in the second quarter and first six months of 2008 by $2.1 billion (14.1 percent) and $1.6 billion (11.0 percent), respectively, compared with the same periods of 2007. The decline in time certificates of deposit less than $100,000 was due to the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to wholesale funding sources, given the current market environment. Average time deposits greater than $100,000 increased by $10.7 billion (52.3 percent) and $8.8 billion (41.7 percent) in the second quarter and first six months of 2008, respectively, compared with the same periods of 2007, as a result of both the Company’s wholesale funding decisions and its ability to attract larger customer deposits, given the current market conditions.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2008 increased $405 million and $713 million, respectively, compared with the same periods of 2007. This reflected increases to the allowance for credit losses of $200 million in the second quarter and $392 million in the first six months of 2008. The increases in the provision and allowance for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in many geographic regions, including Florida and the Southwest. It also reflected the current economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs were $396 million in the second quarter and $689 million in the first six months of 2008, compared with $191 million in the second quarter and $368 million in the first six months of 2007. Given current economic conditions and the continuing decline in home and other collateral values, the Company expects net charge-offs to increase in the third quarter of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the second quarter and first six months of 2008 was $1,892 million and $3,936 million, respectively, compared with $1,885 million and $3,608 million in the same periods of 2007. The $7 million (.4 percent) increase during the second quarter and $328 million (9.1 percent) increase during the first six months of 2008, compared with the same periods in 2007, were driven by strong fee-based revenue growth in several categories, partially offset by impairment charges on certain structured investment securities and higher retail lease residual losses from a year ago. In addition, noninterest income for the first six months of 2008 was impacted by the recognition of the $492 million Visa Gain in the first quarter of 2008 and the adoption of Statement of Financial Accounting

Table 2    Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2008	2007	Change	2008	2007	Change

Credit and debit card revenue	$266	$230	15.7%	$514	$436	17.9%
Corporate payment products revenue	174	159	9.4	338	306	10.5
ATM processing services	93	82	13.4	177	159	11.3
Merchant processing services	309	286	8.0	580	538	7.8
Trust and investment management fees	350	342	2.3	685	664	3.2
Deposit service charges	278	277	.4	535	524	2.1
Treasury management fees	137	126	8.7	261	237	10.1
Commercial products revenue	117	105	11.4	229	205	11.7
Mortgage banking revenue	81	68	19.1	186	135	37.8
Investment products fees and commissions	37	38	(2.6)	73	72	1.4
Securities gains (losses), net	(63)	3	*	(314)	4		*
Other	113	169	(33.1)	672	328		*

Total noninterest income	$1,892	$1,885	.4%	$3,936	$3,608	9.1%

*    Not meaningful.

U.S. Bancorp	5

Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective January 1, 2008. Upon adoption of SFAS 157, trading revenue decreased $62 million, as primary market and nonperformance risk is now required to be considered when determining the fair value of derivative positions. In addition, under SFAS 157 mortgage production gains included in mortgage banking revenue increased, because the deferral of costs related to the origination of mortgage loans held for sale (“MLHFS”) is not permitted.
The strong growth in credit and debit card revenue was primarily driven by an increase in customer accounts and higher customer transaction volumes over a year ago. Corporate payment products revenue growth reflected growth in sales volumes, card usage and business expansion. ATM processing services increased primarily due to growth in transaction volumes. Merchant processing services revenue growth reflected higher core transaction volume and business expansion. Trust and investment management fees increased year-over-year due to core account growth, partially offset by unfavorable equity market conditions. Deposit service charges remained relatively flat and increased modestly in the second quarter and first six months of 2008, respectively, compared with the same periods of the prior year. Higher transaction-related fees and the impact of continued growth in net new checking accounts were muted as deposit account-related revenue continued to migrate to yield-related loan fees, as customers utilized new consumer products. Treasury management fees increased due primarily to the favorable impact of declining rates on customer compensating balances. Commercial products revenue increased year-over-year due to higher commercial lending-related fees, foreign exchange and commercial leasing revenue. Mortgage banking revenue increased due to an increase in mortgage servicing income and production revenue, including the impact of SFAS 157, partially offset by the unfavorable net change in the value of mortgage servicing rights (“MSRs”) and related economic hedges. Securities gains (losses) were lower year-over-year due primarily to the impact of the impairment charges on structured investment securities recognized in the first and second quarters of 2008. Other income in the second quarter of 2008 declined year-over-year due primarily to the $42 million adverse impact of higher retail lease residual losses compared with the second quarter of 2007. Other income for the first six months of 2008 was higher than the same period of the prior year due to the Visa Gain recognized in the first quarter of 2008, partially offset by lower retail lease revenue and the $62 million unfavorable impact to trading income upon adoption of SFAS 157.

Noninterest Expense Noninterest expense was $1,835 million in the second quarter and $3,631 million in the first six months of 2008, reflecting increases of $165 million (9.9 percent) and $389 million (12.0 percent), respectively, from the same periods of 2007. Compensation expense was higher due to growth in ongoing bank operations, acquired businesses and other bank initiatives and the adoption of SFAS 157 in the first quarter of 2008. Under this new accounting standard, compensation expense is no longer deferred for the origination of MLHFS. Employee benefits expense increased year-over-year as higher payroll taxes and medical costs were partially offset by lower pension costs. Net occupancy and equipment expense increased over the prior year primarily due to acquisitions and branch-based and other business expansion initiatives. Technology and communications expense increased primarily due to higher processing volumes and business expansion. Other expense increased year-over-year due

Table 3    Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2008	2007	Change	2008	2007	Change

Compensation	$761	$659	15.5%	$1,506	$1,294	16.4%
Employee benefits	129	123	4.9	266	256	3.9
Net occupancy and equipment	190	184	3.3	380	361	5.3
Professional services	59	59	–	106	106	–
Marketing and business development	66	68	(2.9)	145	120	20.8
Technology and communications	149	138	8.0	289	273	5.9
Postage, printing and supplies	73	71	2.8	144	140	2.9
Other intangibles	87	95	(8.4)	174	189	(7.9)
Other	321	273	17.6	621	503	23.5

Total noninterest expense	$1,835	$1,670	9.9%	$3,631	$3,242	12.0%

Efficiency ratio (a)	47.5%	47.3%		45.5%	46.8%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

primarily to credit-related costs for other real estate owned and loan collection activities, investments in tax-advantaged projects, and higher litigation and fraud costs. In addition, marketing and business development expense for the first six months of 2008, increased over the same period of the prior year primarily due to $25 million recognized in the first quarter of 2008 for a charitable contribution to the Company’s foundation. These increases were partially offset by a decrease in other intangibles expense.

Income Tax Expense The provision for income taxes was $386 million (an effective rate of 28.9 percent) for the second quarter and $862 million (an effective rate of 29.7 percent) for the first six months of 2008, compared with $500 million (an effective rate of 30.2 percent) and $993 million (an effective rate of 30.3 percent) for the same periods of 2007. The decreases in the effective rates for the second quarter and first six months of 2008, compared with the same periods of the prior year, primarily reflected higher tax-exempt income from investment securities and insurance products as well as incremental tax credits from affordable housing and other tax-advantaged investments. For further information on income taxes, refer to Note 8 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $165.9 billion at June 30, 2008, compared with $153.8 billion at December 31, 2007, an increase of $12.1 billion (7.8 percent). The increase was driven by growth in all major loan categories. The $4.1 billion (8.0 percent) increase in commercial loans was primarily driven by new and existing business customers utilizing bank credit facilities, rather than the capital markets, to fund business growth and liquidity requirements, as well as growth in corporate payment card balances.
Commercial real estate loans increased $2.0 billion (7.0 percent) at June 30, 2008, compared with December 31, 2007, reflecting changing market conditions that have limited borrower access to the capital markets and the impact of an acquisition.
Residential mortgages held in the loan portfolio increased $.5 billion (2.3 percent) at June 30, 2008, compared with December 31, 2007, reflecting an increase in mortgage banking activity and higher consumer finance originations.
Total retail loans outstanding, which include credit card, retail leasing, student loans, home equity and second mortgages and other retail loans, increased $5.4 billion (10.7 percent) at June 30, 2008, compared with December 31, 2007. The increase reflected higher student loans due to the purchase of a portfolio during the first six months of 2008 and the reclassification of certain student loans held for sale into the student loan portfolio in response to a change in business strategy. The increase also reflected growth in home equity, credit card and installment loans. These increases were partially offset by a decrease in retail leasing balances.

Loans Held for Sale At June 30, 2008, loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $3.8 billion, compared with $4.8 billion at December 31, 2007. The decrease in loans held for sale was principally due to a change in business strategy to discontinue selling federally guaranteed student loans in the secondary market and, instead, hold them in the loan portfolio.

Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $41.1 billion at June 30, 2008, compared with $43.1 billion at December 31, 2007, reflecting purchases of $3.1 billion of securities, more than offset by sales, maturities and prepayments. As of June 30, 2008, approximately 38 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 39 percent at December 31, 2007. Adjustable-rate financial instruments include collateralized mortgage obligations, mortgage-backed securities, agency securities, money market accounts, asset-backed securities, corporate debt securities and preferred stock.
The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. At June 30, 2008, the available-for-sale securities portfolio included a $2.0 billion net unrealized loss, compared with a net unrealized loss of $1.1 billion at December 31, 2007. The substantial portion of securities with unrealized losses were either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings and limited credit exposure. Some securities classified within obligations of state and political subdivisions are supported by mono-line insurers. As mono-line insurers have experienced credit rating downgrades, management continuously monitors the underlying credit quality of the issuers and the support of the mono-line insurers. The Company held interests in structured investment securities at June 30, 2008. The valuation of these securities is determined through estimates of expected cash flows, discount rates and management’s assessment of various market factors, which are judgmental in nature. The Company

U.S. Bancorp	7

periodically completes a valuation of these structured investment securities and, as a result, recorded $66 million and $319 million of impairment charges during the second quarter and first six months of 2008, respectively, primarily as a result of wider market spreads for these types of securities caused by the continuing decline in housing prices and an increase in foreclosure activity. Further adverse changes in market conditions may result in additional impairment charges in future periods. The Company expects that approximately $131 million of principal payments will not be received for certain structured investment securities. During the first six months of 2008, the Company exchanged its interest in certain structured investment securities and received its pro rata share of the underlying investment securities as an in-kind distribution according to the applicable restructuring agreements. In addition, during the second quarter and first six months of 2008, the Company recorded $11 million of other-than-temporary impairment charges on non-structured investment securities. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $135.1 billion at June 30, 2008, compared with $131.4 billion at December 31, 2007, an increase of $3.7 billion (2.8 percent). The increase in total deposits was primarily the result of increases in interest checking accounts, money market savings accounts and noninterest-bearing deposits, partially offset by decreases in time certificates of deposit less than $100,000 and time deposits greater than $100,000. The $2.7 billion (9.2 percent) increase in interest checking account balances was due primarily to higher broker-dealer balances. The $2.2 billion (9.2 percent) increase in money market savings account balances reflected higher broker-dealer and branch-based balances and the impact of an acquisition. Noninterest-bearing deposits increased $.6 billion (1.9 percent) at June 30, 2008, compared with December 31, 2007, reflecting an acquisition and higher other demand deposits, partially offset by lower business demand balances. Time certificates of deposit less than $100,000 decreased $1.5 billion (10.6 percent) at June 30, 2008, compared with December 31, 2007, primarily within Consumer Banking, reflecting the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to wholesale funding sources given the current market environment. Time deposits greater than $100,000 decreased $.8 billion (3.1 percent) at June 30, 2008, compared with December 31, 2007. Time deposits greater than $100,000 are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $41.1 billion at June 30, 2008, compared with $32.4 billion at December 31, 2007. Short-term funding is managed within approved liquidity policies. The increase of $8.7 billion (27.0 percent) in short-term borrowings reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Long-term debt was $39.9 billion at June 30, 2008, compared with $43.4 billion at December 31, 2007, primarily reflecting the repayment of $2.9 billion of convertible senior debentures and $5.2 billion of medium-term note maturities, partially offset by the issuance of $4.7 billion of medium-term notes, in the first six months of 2008. The $3.5 billion (8.1 percent) decrease in long-term debt reflected asset/liability management decisions to fund balance sheet growth with other funding sources. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

8	U.S. Bancorp

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

The Company manages its credit risk, in part through diversification of its loan portfolio. As part of its normal business activities, the Company offers a broad array of commercial and retail lending products. The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and monitoring loan-to-values during the underwriting process.

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at June 30, 2008:

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total

Consumer Finance
Less than or equal to 80%	$834	$2,557	$3,391	34.0%
Over 80% through 90%	773	1,618	2,391	24.0
Over 90% through 100%	821	3,205	4,026	40.4
Over 100%	–	165	165	1.6

Total	$2,428	$7,545	$9,973	100.0%
Other Retail
Less than or equal to 80%	$2,397	$9,637	$12,034	90.3%
Over 80% through 90%	86	573	659	4.9
Over 90% through 100%	134	501	635	4.8
Over 100%	–	–	–	–

Total	$2,617	$10,711	$13,328	100.0%
Total Company
Less than or equal to 80%	$3,231	$12,194	$15,425	66.2%
Over 80% through 90%	859	2,191	3,050	13.1
Over 90% through 100%	955	3,706	4,661	20.0
Over 100%	–	165	165	.7

Total	$5,045	$18,256	$23,301	100.0%

Note:	Loan-to-values determined as of the date of origination and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Consumer Finance (a)
Less than or equal to 80%	$267	$160	$427	20.3%
Over 80% through 90%	256	174	430	20.5
Over 90% through 100%	413	554	967	46.1
Over 100%	90	184	274	13.1

Total	$1,026	$1,072	$2,098	100.0%
Other Retail
Less than or equal to 80%	$9,310	$2,159	$11,469	74.3%
Over 80% through 90%	1,858	506	2,364	15.3
Over 90% through 100%	984	468	1,452	9.4
Over 100%	137	16	153	1.0

Total	$12,289	$3,149	$15,438	100.0%
Total Company
Less than or equal to 80%	$9,577	$2,319	$11,896	67.9%
Over 80% through 90%	2,114	680	2,794	15.9
Over 90% through 100%	1,397	1,022	2,419	13.8
Over 100%	227	200	427	2.4

Total	$13,315	$4,221	$17,536	100.0%

(a)	Consumer finance category included credit originated and managed by U.S. Bank Consumer Finance, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined at current amortized loan balance, or maximum of current commitment or current balance on lines.

U.S. Bancorp	9

Within the consumer finance division, approximately $3.1 billion of residential mortgages were to customers that may be defined as sub-prime borrowers, compared with $3.3 billion at December 31, 2007. The following table provides further information on residential mortgages for the consumer finance division:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division

Sub-Prime Borrowers
Less than or equal to 80%	$4	$1,112	$1,116	11.2%
Over 80% through 90%	6	773	779	7.8
Over 90% through 100%	20	1,102	1,122	11.3
Over 100%	–	111	111	1.1

Total	$30	$3,098	$3,128	31.4%
Other Borrowers
Less than or equal to 80%	$830	$1,445	$2,275	22.8%
Over 80% through 90%	767	845	1,612	16.2
Over 90% through 100%	801	2,103	2,904	29.1
Over 100%	–	54	54	.5

Total	$2,398	$4,447	$6,845	68.6%

Total Consumer Finance	$2,428	$7,545	$9,973	100.0%

In addition to residential mortgages, the consumer finance division had $.8 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers at June 30, 2008, compared with $.9 billion at December 31, 2007. The following table provides further information on home equity and second mortgages for the consumer finance division:

				Percent of
(Dollars in Millions)	Lines	Loans	Total	Division

Sub-Prime Borrowers
Less than or equal to 80%	$16	$105	$121	5.8%
Over 80% through 90%	16	118	134	6.4
Over 90% through 100%	–	355	355	16.9
Over 100%	54	129	183	8.7

Total	$86	$707	$793	37.8%
Other Borrowers
Less than or equal to 80%	$251	$55	$306	14.6%
Over 80% through 90%	240	56	296	14.1
Over 90% through 100%	413	199	612	29.2
Over 100%	36	55	91	4.3

Total	$940	$365	$1,305	62.2%

Total Consumer Finance	$1,026	$1,072	$2,098	100.0%

Table 4      Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2008	2007
Commercial
Commercial	.10%	.08%
Lease financing	–	–

Total commercial	.09	.07
Commercial real estate
Commercial mortgages	.02	.02
Construction and development	.24	.02

Total commercial real estate	.09	.02
Residential mortgages	1.09	.86
Retail
Credit card	1.85	1.94
Retail leasing	.13	.10
Other retail	.33	.37

Total retail	.63	.68

Total loans	.41%	.38%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2008	2007
Commercial	.71%	.43%
Commercial real estate	1.57	1.02
Residential mortgages (a)	1.55	1.10
Retail (b)	.74	.73

Total loans	1.00%	.74%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 4.73 percent at June 30, 2008, and 3.78 percent at December 31, 2007.
(b)	Beginning in 2008, delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was .83 percent at June 30, 2008.

10	U.S. Bancorp

Including residential mortgages, and home equity and second mortgage loans, the total amount of loans to customers that may be defined as sub-prime borrowers represented only 1.6 percent of the Company’s total assets at June 30, 2008, compared with 1.7 percent at December 31, 2007. The Company does not have any residential mortgages whose payment schedule would cause balances to increase over time.

Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $687 million at June 30, 2008, compared with $584 million at December 31, 2007. Consistent with banking industry practices, these loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was .41 percent at June 30, 2008, compared with .38 percent at December 31, 2007.

To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection, including nonperforming status. The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Residential Mortgages
30-89 days	$327	$233	1.41%	1.02%
90 days or more	254	196	1.09	.86
Nonperforming	108	54	.46	.24

Total	$689	$483	2.96%	2.12%

Retail
Credit card
30-89 days	$284	$268	2.38%	2.44%
90 days or more	221	212	1.85	1.94
Nonperforming	39	14	.33	.13

Total	$544	$494	4.56%	4.51%
Retail leasing
30-89 days	$36	$39	.67%	.65%
90 days or more	7	6	.13	.10
Nonperforming	–	–	–	–

Total	$43	$45	.80%	.75%
Home equity and second mortgages
30-89 days	$111	$107	.63%	.65%
90 days or more	73	64	.42	.39
Nonperforming	11	11	.06	.07

Total	$195	$182	1.11%	1.11%
Other retail
30-89 days	$177	$177	.83%	1.02%
90 days or more	55	62	.25	.36
Nonperforming	8	4	.04	.02

Total	$240	$243	1.12%	1.40%

U.S. Bancorp	11

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances by channel:

	Consumer Finance (a)		Other Retail
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
Residential mortgages
30-89 days	2.19%	1.58%	.82%	.61%
90 days or more	1.75	1.33	.59	.51
Nonperforming	.72	.31	.27	.18

Total	4.66%	3.22%	1.68%	1.30%

Retail
Credit card
30-89 days	–%	–%	2.38%	2.44%
90 days or more	–	–	1.85	1.94
Nonperforming	–	–	.33	.13

Total	–%	–%	4.56%	4.51%
Retail leasing
30-89 days	–%	–%	.67%	.65%
90 days or more	–	–	.13	.10
Nonperforming	–	–	–	–

Total	–%	–%	.80%	.75%
Home equity and second mortgages
30-89 days	2.29%	2.53%	.41%	.41%
90 days or more	1.81	1.78	.23	.21
Nonperforming	.14	.11	.05	.06

Total	4.24%	4.42%	.69%	.68%
Other retail
30-89 days	5.48%	6.38%	.73%	.88%
90 days or more	1.32	1.66	.23	.33
Nonperforming	–	–	.04	.02

Total	6.80%	8.04%	1.00%	1.23%

(a)	Consumer finance category included credit originated and managed by U.S. Bank Consumer Finance, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Within the consumer finance division at June 30, 2008, approximately $296 million and $88 million of these delinquent and nonperforming residential mortgages and retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $227 million and $89 million, respectively, at December 31, 2007.

The Company expects delinquencies to continue to increase due to general economic conditions and continuing stress in the residential mortgage portfolio and residential construction industry.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At June 30, 2008, total nonperforming assets were $1,135 million, compared with $690 million at December 31, 2007. The ratio of total nonperforming assets to total loans and other real estate was .68 percent at June 30, 2008, compared with .45 percent at December 31, 2007. The increase in nonperforming assets was driven primarily by the residential construction portfolio and related industries, an increase in foreclosed residential properties and the impact of the economic slowdown on other commercial customers.

12	U.S. Bancorp

Table 5      Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2008	2007
Commercial
Commercial	$265	$128
Lease financing	75	53

Total commercial	340	181
Commercial real estate
Commercial mortgages	139	84
Construction and development	326	209

Total commercial real estate	465	293
Residential mortgages	108	54
Retail
Credit card	39	14
Retail leasing	–	–
Other retail	19	15

Total retail	58	29

Total nonperforming loans	971	557
Other real estate (b)	142	111
Other assets	22	22

Total nonperforming assets	$1,135	$690

Accruing loans 90 days or more past due	$687	$584
Nonperforming loans to total loans	.59%	.36%
Nonperforming assets to total loans plus other real estate (b)	.68%	.45%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2007	$485	$205	$690
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	610	126	736
Advances on loans	13	–	13

Total additions	623	126	749
Reductions in nonperforming assets
Paydowns, payoffs	(107)	(16)	(123)
Net sales	(3)	–	(3)
Return to performing status	(15)	(4)	(19)
Charge-offs (c)	(143)	(16)	(159)

Total reductions	(268)	(36)	(304)

Net additions to nonperforming assets	355	90	445

Balance June 30, 2008	$840	$295	$1,135

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $143 million and $102 million at June 30, 2008, and December 31, 2007, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

Included in nonperforming loans were restructured loans of $56 million at June 30, 2008, compared with $17 million at December 31, 2007. At June 30, 2008, the Company had $1 million of commitments to lend additional funds under restructured loans, compared with no commitments at December 31, 2007.
Other real estate included in nonperforming assets was $142 million at June 30, 2008, compared with $111 million at December 31, 2007, and was primarily related to properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances. The increase in other real estate assets was due to higher residential mortgage loan foreclosures as customers experienced financial difficulties, given inflationary factors, changing interest rates and other current economic conditions.

U.S. Bancorp	13

The following table provides an analysis of other real estate owned (“OREO”) as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Residential
Michigan	$16	$22	2.88%	3.47%
Minnesota	15	12	.29	.23
California	9	5	.22	.15
Ohio	8	10	.32	.40
Florida	8	6	1.03	.70
All other states	63	55	.23	.21

Total residential	119	110	.29	.28
Commercial	23	1	.07	–

Total OREO	$142	$111	.09%	.07%

Within other real estate in the table above, approximately $54 million at June 30, 2008, and $61 million at December 31, 2007, were from portfolios that may be defined as sub-prime.

The Company expects nonperforming assets to continue to increase due to general economic conditions and continuing stress in the residential mortgage portfolio and residential construction industry.

Restructured Loans Accruing Interest In certain circumstances, management may modify the terms of a loan to maximize the collection of the loan balance. In most cases, the modification is either a reduction in interest rate, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans, except those where the principal balance has been reduced, accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Loans restructured at a rate equal to or greater than a market rate for a new loan with comparable risk at the time the contract is modified, are classified as restructured loans in the calendar year the restructuring occurs, but are excluded from restructured loans in subsequent years once repayment performance, in accordance with the modified agreement, has been demonstrated. Loans that have interest rates reduced below market rates for borrowers with comparable risk, remain classified as restructured loans for the remaining life of the loan.

The majority of the Company’s loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes. However, in late 2007, the Company began implementing a mortgage loan restructuring program for certain qualifying borrowers. In general, borrowers with sub-prime credit quality, that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date.

The following table provides a summary of restructured loans that are performing, and therefore, continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Commercial	$26	$21	.05%	.04%
Commercial real estate	92	–	.29	–
Residential mortgages	468	157	2.01	.69
Credit card	384	324	3.22	2.96
Other retail	59	49	.13	.12

Total	$1,029	$551	.62%	.36%

Restructured loans that continue to accrue interest were $478 million (86.8 percent) higher at June 30, 2008, compared with December 31, 2007, reflecting the impact of restructurings for certain commercial real estate, residential mortgage and credit card customers in light of current economic conditions. The Company expects this trend to continue during 2008 as softness continues in the commercial real estate markets, residential home valuations continue to decline and certain borrowers take advantage of the Company’s mortgage loan restructuring programs.

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $396 million and $689 million during the second quarter and first six months of 2008, respectively, compared with net charge-offs of $191 million and $368 million, respectively, for the same periods of 2007. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis in the second quarter and first six months of 2008 was .98 percent and .87 percent, respectively, compared with .53 percent and .51 percent, respectively, for the same periods of 2007. The year-over-year increases in total net charge-offs were driven by the factors affecting the residential housing markets, as well as credit costs associated with credit card and other consumer loan growth over the past several quarters.

Commercial and commercial real estate loan net charge-offs for the second quarter of 2008 increased to $87 million (.41 percent of average loans outstanding on an annualized basis), compared with $38 million (.20 percent of average loans outstanding on an annualized basis) for the second quarter of 2007. Commercial and commercial real estate loan net charge-

14	U.S. Bancorp

Table 6     Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Commercial
Commercial	.43%	.20%	.39%	.26%
Lease financing	1.14	.57	1.09	.40

Total commercial	.51	.25	.47	.27
Commercial real estate
Commercial mortgages	.11	.14	.10	.08
Construction and development	.52	.09	.44	.05

Total commercial real estate	.24	.13	.20	.07
Residential mortgages	.91	.28	.69	.25
Retail
Credit card	4.84	3.56	4.39	3.52
Retail leasing	.58	.24	.53	.21
Home equity and second mortgages	1.13	.41	.93	.41
Other retail	1.16	.89	1.20	.89

Total retail	1.86	1.15	1.73	1.13

Total loans	.98%	.53%	.87%	.51%

offs for the first six months of 2008 increased to $154 million (.37 percent of average loans outstanding on an annualized basis), compared with $74 million (.20 percent of average loans outstanding on an annualized basis) for the first six months of 2007. The year-over-year increases in net charge-offs reflected increases in nonperforming loans and delinquencies within the portfolios, especially residential homebuilding and related industry sectors.

Residential mortgage loan net charge-offs for the second quarter of 2008 were $53 million (.91 percent of average loans outstanding on an annualized basis), compared with $15 million (.28 percent of average loans outstanding on an annualized basis) for the second quarter of 2007. Residential mortgage loan net charge-offs for the first six months of 2008 were $79 million (.69 percent of average loans outstanding on an annualized basis), compared with $27 million (.25 percent of average loans outstanding on an annualized basis) for the first six months of 2007. The year-over-year increases in residential mortgage losses were primarily related to loans originated within the consumer finance division and reflected the impact of rising foreclosures on sub-prime mortgages and current economic conditions.

Retail loan net charge-offs for the second quarter of 2008 were $256 million (1.86 percent of average loans outstanding on an annualized basis), compared with $138 million (1.15 percent of average loans outstanding on an annualized basis) for the second quarter of 2007. Retail loan net charge-offs for the first six months of 2008 were $456 million (1.73 percent of average loans outstanding on an annualized basis), compared with $267 million (1.13 percent of average loans outstanding on an annualized basis) for the first six months of 2007. The year-over-year increase in retail loan net charge-offs reflected the Company’s growth in credit card and other consumer loan balances, as well as the adverse impact of current economic conditions on consumers.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Consumer Finance (a)
Residential mortgages	$9,990	$8,969	1.69%	.58%	$9,944	$8,731	1.27%	.55%
Home equity and second mortgages	2,031	1,836	6.93	2.40	1,952	1,853	5.67	2.29
Other retail	450	412	4.47	1.95	440	406	5.03	2.48
Other Retail
Residential mortgages	$13,317	$12,862	.33%	.06%	$13,198	$12,969	.24%	.05%
Home equity and second mortgages	15,075	13,899	.35	.14	14,865	13,793	.31	.16
Other retail	20,673	16,193	1.09	.87	18,937	16,116	1.12	.85
Total Company
Residential mortgages	$23,307	$21,831	.91%	.28%	$23,142	$21,700	.69%	.25%
Home equity and second mortgages	17,106	15,735	1.13	.41	16,817	15,646	.93	.41
Other retail	21,123	16,605	1.16	.89	19,377	16,522	1.20	.89

(a)	Consumer finance category included credit originated and managed by U.S. Bank Consumer Finance, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

U.S. Bancorp	15

Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percent of average loans outstanding for this division:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Residential mortgages
Sub-prime borrowers	$3,152	$3,134	3.19%	1.15%	$3,186	$3,070	2.40%	1.12%
Other borrowers	6,838	5,835	1.00	.27	6,758	5,661	.74	.25

Total	$9,990	$8,969	1.69%	.58%	$9,944	$8,731	1.27%	.55%
Home equity and second mortgages
Sub-prime borrowers	$808	$911	12.44%	3.08%	$831	$911	9.44%	2.88%
Other borrowers	1,223	925	3.29	1.73	1,121	942	2.87	1.71

Total	$2,031	$1,836	6.93%	2.40%	$1,952	$1,853	5.67%	2.29%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2008, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2007. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At June 30, 2008, the allowance for credit losses was $2,648 million (1.60 percent of loans), compared with an allowance of $2,260 million (1.47 percent of loans) at December 31, 2007. The $388 million (17.2 percent) increase in the allowance for credit losses reflected deterioration in the credit quality within the loan portfolios related to stress in the residential real estate markets, including homebuilding and related supplier industries. It also reflected the current economic conditions and the corresponding impact on the commercial and consumer loan portfolios. The ratio of the allowance for credit losses to nonperforming loans was 273 percent at June 30, 2008, compared with 406 percent at December 31, 2007. The ratio of the allowance for credit losses to annualized loan net charge-offs was 166 percent at June 30, 2008, compared with 285 percent at December 31, 2007.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2008, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2007. However, during the first half of 2008 the Company experienced higher retail lease residual losses as a result of softening market conditions for used vehicles. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on residual value risk management.

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

16	U.S. Bancorp

Table 7    Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2008	2007	2008	2007
Balance at beginning of period	$2,435	$2,260	$2,260	$2,256
Charge-offs
Commercial
Commercial	58	34	104	79
Lease financing	24	15	46	29

Total commercial	82	49	150	108
Commercial real estate
Commercial mortgages	7	8	11	10
Construction and development	12	2	20	2

Total commercial real estate	19	10	31	12
Residential mortgages	54	16	80	28
Retail
Credit card	152	98	283	187
Retail leasing	9	6	17	11
Home equity and second mortgages	49	18	81	36
Other retail	74	55	145	107

Total retail	284	177	526	341

Total charge-offs	439	252	787	489
Recoveries
Commercial
Commercial	7	13	14	26
Lease financing	6	7	12	18

Total commercial	13	20	26	44
Commercial real estate
Commercial mortgages	1	1	1	2
Construction and development	–	–	–	–

Total commercial real estate	1	1	1	2
Residential mortgages	1	1	1	1
Retail
Credit card	13	17	36	32
Retail leasing	1	2	2	4
Home equity and second mortgages	1	2	3	4
Other retail	13	18	29	34

Total retail	28	39	70	74

Total recoveries	43	61	98	121
Net Charge-offs
Commercial
Commercial	51	21	90	53
Lease financing	18	8	34	11

Total commercial	69	29	124	64
Commercial real estate
Commercial mortgages	6	7	10	8
Construction and development	12	2	20	2

Total commercial real estate	18	9	30	10
Residential mortgages	53	15	79	27
Retail
Credit card	139	81	247	155
Retail leasing	8	4	15	7
Home equity and second mortgages	48	16	78	32
Other retail	61	37	116	73

Total retail	256	138	456	267

Total net charge-offs	396	191	689	368

Provision for credit losses	596	191	1,081	368
Acquisitions and other changes	13	–	(4)	4

Balance at end of period	$2,648	$2,260	$2,648	$2,260

Components
Allowance for loan losses	$2,518	$2,028
Liability for unfunded credit commitments	130	232

Total allowance for credit losses	$2,648	$2,260

Allowance for credit losses as a percentage of
Period-end loans	1.60%	1.55%
Nonperforming loans	273	503
Nonperforming assets	233	400
Annualized net charge-offs	166	295

U.S. Bancorp	17

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

Net Interest Income Simulation Analysis Through this simulation, management estimates the impact on net interest income of gradual upward or downward changes of market interest rates over a one-year period, the effect of immediate and sustained parallel shifts in the yield curve and the effect of immediate and sustained flattening or steepening of the yield curve. The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At June 30, 2008, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. ALPC policy limits the estimated change in net interest income to 4.0 percent of forecasted net interest income over the succeeding 12 months. At June 30, 2008, and December 31, 2007, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC policy limits the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at June 30, 2008. The up 200 basis point scenario resulted in a 10.7 percent decrease in the market value of equity at June 30, 2008, compared with a 7.6 percent decrease at December 31, 2007. The down 200 basis point scenario resulted in an immaterial change in the market value of equity at June 30, 2008, compared with a 3.5 percent decrease at December 31, 2007. At June 30, 2008, and December 31, 2007, the Company was within its ALPC policy.
The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At June 30, 2008, the duration of assets, liabilities and equity was 1.8 years, 1.6 years and 3.1 years, respectively, compared with 1.8 years, 1.9 years and 1.2 years, respectively, at December 31, 2007. The change in duration of equity reflects a change in market rates and credit spreads. The duration of equity measures show that sensitivity of the market value of equity of the Company was liability sensitive to changes in interest rates. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on market value of equity modeling.

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
By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $43.4 billion of total notional amount of asset and liability management positions at June 30, 2008, $20.1 billion was designated as either fair value or cash flow hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from underlying variable-rate debt. The fair value hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.

Sensitivity of Net Interest Income

	June 30, 2008				December 31, 2007
	Down 50	Up 50	Down 200	Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual*	Gradual	Immediate	Immediate	Gradual	Gradual
Net interest income	.61%	(.53)%	1.10%	(.69)%	.54%	(1.01)%	1.28%	(2.55)%

*	Market rates in the Down 200 Gradual Ramp have been floored in the later months of the ramp.

18	U.S. Bancorp

Table 8    Derivative Positions

	June 30, 2008			December 31, 2007
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years
Asset and Liability Management Positions
Interest rate contracts
Receive fixed/pay floating swaps	$4,750	$(41)	33.63	$3,750	$17	40.87
Pay fixed/receive floating swaps	14,054	(316)	3.33	15,979	(307)	3.00
Futures and forwards
Buy	6,200	(31)	.04	12,459	(51)	.12
Sell	6,653	26	.11	11,427	(33)	.16
Options
Written	8,350	8	.05	10,689	10	.12
Foreign exchange contracts
Cross-currency swaps	2,017	290	8.58	1,913	196	8.80
Forwards	1,275	(6)	.04	1,111	(15)	.03
Equity contracts	70	(6)	1.78	73	(3)	2.33
Credit default swaps	56	1	3.10	56	1	3.60

Customer-related Positions
Interest rate contracts
Receive fixed/pay floating swaps	$17,683	$241	5.07	$14,260	$386	5.10
Pay fixed/receive floating swaps	17,676	(223)	5.00	14,253	(309)	5.08
Options
Purchased	2,002	(12)	1.98	1,939	1	2.25
Written	1,998	12	1.98	1,932	1	2.25
Risk participation agreements (a)
Purchased	571	1	5.30	370	1	6.23
Written	1,543	(1)	3.29	628	(1)	4.98
Foreign exchange rate contracts
Forwards and swaps
Buy	4,595	156	.37	3,486	109	.44
Sell	4,544	(143)	.38	3,426	(95)	.44
Options
Purchased	515	15	1.01	308	6	.68
Written	515	(15)	1.01	293	(6)	.71

(a)	At June 30, 2008, the credit equivalent amount was $6 million and $116 million, compared with $4 million and $69 million at December 31, 2007, for purchased and written risk participation agreements, respectively.

At June 30, 2008, the Company had $190 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2008 and the next 12 months is a loss of $36 million and $67 million, respectively.
The change in the fair value of all other asset and liability management positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the second quarter and first six months of 2008. Gains or losses on customer-related positions were not material for the second quarter and first six months of 2008. The impact of adopting a new accounting standard in the first quarter of 2008 reduced noninterest income by $62 million for the first six months of 2008 as it required the Company to consider the primary market and nonperformance risk in determining the fair value of derivative positions.
The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the second quarter and first six months of 2008 was not material.
The Company uses forward commitments to sell residential mortgage loans to economically hedge its interest rate risk related to residential MLHFS. In connection with its mortgage banking operations, the Company held $5.7 billion of forward commitments to

U.S. Bancorp	19

sell mortgage loans and $3.4 billion of unfunded mortgage loan commitments at June 30, 2008, that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities”. The unfunded mortgage loan commitments are reported at fair value as options in Table 8.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, and elected to measure certain MLHFS originated on or after January 1, 2008 at fair value. The fair value election for MLHFS will reduce certain timing differences and better match changes in the value of these mortgage loans with changes in the value of the derivatives used as economic hedges for these mortgage loans. The Company also utilizes U.S. Treasury futures, options on U.S. Treasury futures contracts, interest rate swaps and forward commitments to buy residential mortgage loans to economically hedge the change in fair value of its residential MSRs.

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
The Company’s market valuation risk for trading and non-trading positions, as estimated by the VaR analysis, was $2 million and $15 million, respectively, at June 30, 2008, compared with $1 million and $15 million at December 31, 2007, respectively. The Company’s VaR limit was $45 million at June 30, 2008. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on market risk management.

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
At June 30, 2008, parent company long-term debt outstanding was $11.0 billion, compared with $10.7 billion at December 31, 2007. The $.3 billion increase was primarily due to the issuance of $3.4 billion of medium-term notes, partially offset by the repayment of $2.9 billion of convertible senior debentures during the first six months of 2008. As of June 30, 2008, there was no parent company debt scheduled to mature in the remainder of 2008.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.2 billion at June 30, 2008.

Off-Balance Sheet Arrangements The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, initially funded by the issuance of commercial paper. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by mono-line insurance companies and (ii) collateralized mortgage obligations. The conduit held assets with a fair value of $.9 billion at June 30, 2008, and $1.2 billion at December 31, 2007. The Company also provides a liquidity facility to the conduit which can be utilized by the conduit when it is unable to, or does not, issue commercial paper. In March 2008, the conduit ceased issuing commercial paper and began to draw upon the Company-provided liquidity facility to replace outstanding commercial paper as it matures. The draws upon the liquidity resulted in the conduit becoming a non-qualifying special purpose entity. However, the Company is not the primary beneficiary and, therefore, does not consolidate the conduit. At June 30, 2008, the amount advanced to the conduit under the liquidity facility was $.9 billion, which is recorded on the Company’s balance sheet in commercial loans. The conduit’s remaining commercial paper ($17 million) will mature during 2008, resulting in additional draws against the liquidity facility. Proceeds from the conduit’s investment securities, including payments from mono-line insurance companies to the extent necessary, will be used to repay draws on the liquidity facility. The Company has recorded a liability for future draws upon

20	U.S. Bancorp

Table 9    Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2008	2007
Tier 1 capital	$18,624	$17,539
As a percent of risk-weighted assets	8.5%	8.3%
As a percent of adjusted quarterly average assets (leverage ratio)	7.9%	7.9%
Total risk-based capital	$27,502	$25,925
As a percent of risk-weighted assets	12.5%	12.2%
Tangible common equity	$12,408	$11,820
As a percent of tangible assets	5.2%	5.1%

the liquidity facility, however, such amount was immaterial at June 30, 2008. The Company believes there is sufficient collateral and insurance to repay all liquidity draws.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first six months of 2008, the Company returned 77 percent of earnings to its common shareholders primarily through dividends and limited net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of capital ratios as of June 30, 2008, and December 31, 2007. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $21.8 billion at June 30, 2008, compared with $21.0 billion at December 31, 2007. The increase was the result of corporate earnings and the issuance of $.5 billion of non-cumulative, perpetual preferred stock, partially offset by dividends and share repurchases.
On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008. The Company does not anticipate significant repurchases for the remainder of 2008.

The following table provides a detailed analysis of all shares repurchased under this authorization during the second quarter of 2008:

			Maximum Number
	Total Number of	Average	of Shares that May
	Shares Purchased	Price Paid	Yet Be Purchased
Time Period	as Part of the Program	per Share	Under the Program
April	51,423	$34.25	61,807,555
May	158,607	34.80	61,648,948
June	4,290	29.72	61,644,658

Total	214,320	$34.57	61,644,658

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

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $255 million of the Company’s net income in the second quarter and $509 million in the first six months of 2008, or decreases of $23 million (8.3 percent) and $36 million (6.6 percent), respectively, compared with the same periods of 2007. The decreases were primarily driven by an increase in the provision for credit losses and higher noninterest expense, partially offset by higher total net revenue.

U.S. Bancorp	21

Table 10      Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
			Percent			Percent
Three Months Ended June 30 (Dollars in Millions)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$483	$453	6.6%	$945	$969	(2.5)%
Noninterest income	240	237	1.3	550	572	(3.8)
Securities gains (losses), net	(11)	1	*	–	–	–

Total net revenue	712	691	3.0	1,495	1,541	(3.0)
Noninterest expense	260	238	9.2	795	700	13.6
Other intangibles	4	4	–	15	17	(11.8)

Total noninterest expense	264	242	9.1	810	717	13.0

Income before provision and income taxes	448	449	(.2)	685	824	(16.9)
Provision for credit losses	47	12	*	180	73	*

Income before income taxes	401	437	(8.2)	505	751	(32.8)
Income taxes and taxable-equivalent adjustment	146	159	(8.2)	184	273	(32.6)

Net income	$255	$278	(8.3)	$321	$478	(32.8)

Average Balance Sheet Data
Commercial	$39,646	$34,427	15.2%	$6,872	$6,587	4.3%
Commercial real estate	18,562	16,663	11.4	11,276	11,152	1.1
Residential mortgages	80	71	12.7	22,771	21,332	6.7
Retail	79	66	19.7	40,581	35,798	13.4

Total loans	58,367	51,227	13.9	81,500	74,869	8.9
Goodwill	1,385	1,329	4.2	2,420	2,420	–
Other intangible assets	49	40	22.5	1,712	1,735	(1.3)
Assets	64,055	56,863	12.6	91,845	86,168	6.6
Noninterest-bearing deposits	10,687	11,131	(4.0)	11,958	12,231	(2.2)
Interest checking	8,916	4,826	84.7	18,309	18,115	1.1
Savings products	6,495	5,094	27.5	20,002	19,680	1.6
Time deposits	15,252	9,455	61.3	17,263	20,128	(14.2)

Total deposits	41,350	30,506	35.5	67,532	70,154	(3.7)
Shareholders’ equity	6,564	5,729	14.6	7,164	6,668	7.4

	Wholesale			Consumer
	Banking			Banking
			Percent			Percent
Six Months Ended June 30 (Dollars in Millions)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$969	$905	7.1%	$1,891	$1,930	(2.0)%
Noninterest income	433	455	(4.8)	1,110	1,092	1.6
Securities gains (losses), net	(11)	–	*	–	–	–

Total net revenue	1,391	1,360	2.3	3,001	3,022	(.7)
Noninterest expense	502	468	7.3	1,557	1,384	12.5
Other intangibles	7	8	(12.5)	30	34	(11.8)

Total noninterest expense	509	476	6.9	1,587	1,418	11.9

Income before provision and income taxes	882	884	(.2)	1,414	1,604	(11.8)
Provision for credit losses	82	24	*	300	147	*

Income before income taxes	800	860	(7.0)	1,114	1,457	(23.5)
Income taxes and taxable-equivalent adjustment	291	315	(7.6)	406	530	(23.4)

Net income	$509	$545	(6.6)	$708	$927	(23.6)

Average Balance Sheet Data
Commercial	$39,171	$34,565	13.3%	$6,678	$6,532	2.2%
Commercial real estate	18,133	16,734	8.4	11,224	11,145	.7
Residential mortgages	87	65	33.8	22,611	21,205	6.6
Retail	76	66	15.2	38,685	35,697	8.4

Total loans	57,467	51,430	11.7	79,198	74,579	6.2
Goodwill	1,357	1,329	2.1	2,420	2,413	.3
Other intangible assets	40	42	(4.8)	1,611	1,695	(5.0)
Assets	62,855	56,796	10.7	90,392	85,570	5.6
Noninterest-bearing deposits	10,485	10,982	(4.5)	11,757	12,208	(3.7)
Interest checking	8,465	4,667	81.4	18,098	18,025	.4
Savings products	6,159	5,423	13.6	19,666	19,752	(.4)
Time deposits	14,827	10,627	39.5	18,033	20,031	(10.0)

Total deposits	39,936	31,699	26.0	67,554	70,016	(3.5)
Shareholders’ equity	6,372	5,764	10.5	6,984	6,706	4.1

*  Not meaningful

22	U.S. Bancorp

Wealth Management &			Payment			Treasury and				Consolidated
Securities Services			Services			Corporate Support				Company
		Percent			Percent			Percent				Percent
2008	2007	Change	2008	2007	Change	2008	2007	Change		2008	2007	Change

$110	$117	(6.0)%	$243	$169	43.8%	$127	$(58)		*%	$1,908	$1,650	15.6%
385	376	2.4	762	689	10.6	18	8		*	1,955	1,882	3.9
–	–	–	–	–	–	(52)	2		*	(63)	3	*

495	493	.4	1,005	858	17.1	93	(48)		*	3,800	3,535	7.5
241	228	5.7	351	308	14.0	101	101	–		1,748	1,575	11.0
19	23	(17.4)	49	51	(3.9)	–	–	–		87	95	(8.4)

260	251	3.6	400	359	11.4	101	101	–		1,835	1,670	9.9

235	242	(2.9)	605	499	21.2	(8)	(149)	94.6		1,965	1,865	5.4
1	1	–	168	101	66.3	200	4		*	596	191	*

234	241	(2.9)	437	398	9.8	(208)	(153)	(35.9)		1,369	1,674	(18.2)
85	88	(3.4)	159	145	9.7	(155)	(147)	(5.4)		419	518	(19.1)

$149	$153	(2.6)	$278	$253	9.9	$(53)	$(6)		*	$950	$1,156	(17.8)

$1,786	$1,919	(6.9)%	$4,577	$4,120	11.1%	$1,098	$144		*%	$53,979	$47,197	14.4%
594	636	(6.6)	–	–	–	41	52	(21.2)		30,473	28,503	6.9
453	424	6.8	–	–	–	3	4	(25.0)		23,307	21,831	6.8
2,065	2,051	.7	12,551	10,167	23.4	35	40	(12.5)		55,311	48,122	14.9

4,898	5,030	(2.6)	17,128	14,287	19.9	1,177	240		*	163,070	145,653	12.0
1,562	1,553	.6	2,371	2,287	3.7	–	–	–		7,738	7,589	2.0
337	425	(20.7)	1,027	1,069	(3.9)	–	–	–		3,125	3,269	(4.4)
7,269	7,597	(4.3)	22,371	19,256	16.2	56,681	52,138	8.7		242,221	222,022	9.1
4,363	4,222	3.3	490	341	43.7	353	52		*	27,851	27,977	(.5)
5,214	2,901	79.7	37	12	*	3	4	(25.0)		32,479	25,858	25.6
5,219	5,202	.3	19	21	(9.5)	68	49	38.8		31,803	30,046	5.8
4,114	3,606	14.1	1	3	(66.7)	7,046	1,902		*	43,676	35,094	24.5

18,910	15,931	18.7	547	377	45.1	7,470	2,007		*	135,809	118,975	14.1
2,374	2,454	(3.3)	4,906	4,566	7.4	1,312	1,478	(11.2)		22,320	20,895	6.8

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007	Change

$228	$234	(2.6)%	$497	$341	45.7%	$153	$(94)	*%	$3,738	$3,316	12.7%
754	733	2.9	1,460	1,309	11.5	493	15	*	4,250	3,604	17.9
–	–	–	–	–	–	(303)	4	*	(314)	4	*

982	967	1.6	1,957	1,650	18.6	343	(75)	*	7,674	6,924	10.8
476	452	5.3	677	602	12.5	245	147	66.7	3,457	3,053	13.2
39	47	(17.0)	98	100	(2.0)	–	–	–	174	189	(7.9)

515	499	3.2	775	702	10.4	245	147	66.7	3,631	3,242	12.0

467	468	(.2)	1,182	948	24.7	98	(222)	*	4,043	3,682	9.8
2	1	*	302	193	56.5	395	3	*	1,081	368	*

465	467	(.4)	880	755	16.6	(297)	(225)	(32.0)	2,962	3,314	(10.6)
169	169	–	320	274	16.8	(264)	(260)	(1.5)	922	1,028	(10.3)

$296	$298	(.7)	$560	$481	16.4	$(33)	$35	*	$2,040	$2,286	(10.8)

$1,861	$1,905	(2.3)%	$4,409	$3,960	11.3%	$725	$141	*%	$52,844	$47,103	12.2%
606	642	(5.6)	–	–	–	42	52	(19.2)	30,005	28,573	5.0
441	426	3.5	–	–	–	3	4	(25.0)	23,142	21,700	6.6
2,060	2,056	.2	12,303	9,941	23.8	36	40	(10.0)	53,160	47,800	11.2

4,968	5,029	(1.2)	16,712	13,901	20.2	806	237	*	159,151	145,176	9.6
1,563	1,551	.8	2,361	2,272	3.9	–	14	*	7,701	7,579	1.6
346	437	(20.8)	1,026	1,050	(2.3)	1	21	(95.2)	3,024	3,245	(6.8)
7,372	7,594	(2.9)	21,545	18,749	14.9	57,284	52,065	10.0	239,448	220,774	8.5
4,459	4,214	5.8	479	376	27.4	305	48	*	27,485	27,828	(1.2)
4,791	2,764	73.3	33	10	*	3	4	(25.0)	31,390	25,470	23.2
5,355	5,322	.6	19	21	(9.5)	65	58	12.1	31,264	30,576	2.3
3,945	3,690	6.9	1	3	(66.7)	6,388	1,622	*	43,194	35,973	20.1

18,550	15,990	16.0	532	410	29.8	6,761	1,732	*	133,333	119,847	11.3
2,383	2,465	(3.3)	4,818	4,515	6.7	1,342	1,602	(16.2)	21,899	21,052	4.0

U.S. Bancorp	23

Total net revenue increased $21 million (3.0 percent) in the second quarter and $31 million (2.3 percent) in the first six months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, increased $30 million (6.6 percent) in the second quarter and $64 million (7.1 percent) in the first six months of 2008, compared with the same periods of 2007, driven by strong growth in earning assets, partially offset by declining margins in the loan portfolio and a decrease in the margin benefit of deposits. Noninterest income decreased $9 million (3.8 percent) in the second quarter and $33 million (7.3 percent) in the first six months of 2008, compared with the same periods of 2007. The decreases were primarily due to market-related valuation losses and lower earnings from equity investments, partially offset by higher treasury management fees, commercial lending-related fees, foreign exchange and commercial leasing revenue.
Total noninterest expense increased $22 million (9.1 percent) in the second quarter and $33 million (6.9 percent) in the first six months of 2008, compared with the same periods of 2007, primarily due to higher compensation and employee benefits expenses attributable to expansion of the business line’s national corporate banking presence, investments to enhance customer relationship management, and an acquisition. The provision for credit losses increased $35 million in the second quarter and $58 million in the first six months of 2008, compared with the same periods of 2007. The unfavorable change was due to continued credit deterioration in the homebuilding and commercial home supplier industries. Nonperforming assets were $652 million at June 30, 2008, $424 million at March 31, 2008, and $230 million at June 30, 2007. Nonperforming assets as a percentage of period-end loans were 1.09 percent at June 30, 2008, .74 percent at March 31, 2008, and .46 percent at June 30, 2007. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $321 million of the Company’s net income in the second quarter and $708 million in the first six months of 2008, or decreases of $157 million (32.8 percent) and $219 million (23.6 percent), respectively, compared with the same periods of 2007. Within Consumer Banking, the retail banking division contributed $285 million of the total net income in the second quarter and $625 million in the first six months of 2008, or decreases of 36.7 percent and 28.4 percent, respectively, compared with the same periods in the prior year. Mortgage banking contributed $36 million and $83 million of the business line’s net income in the second quarter and first six months of 2008, respectively, or increases of 28.6 percent and 53.7 percent, respectively, compared with the same periods in the prior year.
Total net revenue decreased $46 million (3.0 percent) in the second quarter and $21 million (.7 percent) in the first six months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, decreased $24 million (2.5 percent) in the second quarter and $39 million (2.0 percent) in the first six months of 2008, compared with same periods of 2007. Net interest income declined year-over-year as increases in average loan balances and yield-related loan fees were more than offset by lower deposit balances, as customers utilized balances to fund higher living costs, and a decline in the margin benefit of deposits, given the declining interest rate environment. The increase in average loan balances reflected growth in most loan categories, with the largest increases in residential mortgages and retail loans. The favorable change in retail loans was principally driven by an increase in installment products, home equity lines and federally guaranteed student loan balances due to both the transfer of balances from loans held for sale and a portfolio purchase. The year-over-year decrease in average deposits primarily reflected a reduction in time and noninterest-bearing deposit products. Average time deposit balances declined $2.9 billion (14.2 percent) in the second quarter and $2.0 billion (10.0 percent) in the first six months of 2008, compared with the same periods of 2007. These declines reflected the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to the wholesale funding sources given the current market environment. Fee-based noninterest income decreased $22 million (3.8 percent) in the second quarter and increased $18 million (1.6 percent) in the first six months of 2008, compared with the same periods of 2007. The decrease in fee-based revenue in the second quarter of 2008, compared to the same period of 2007, was driven by lower retail lease revenue related to higher retail lease residual losses, partially offset by growth in revenue from ATM processing services and higher mortgage banking income principally related to an increase in mortgage servicing income and

24	U.S. Bancorp

production gains, including the adoption of SFAS 157. These favorable impacts to mortgage banking revenue were partially offset by an unfavorable net change in the valuation of MSRs and related economic hedging activities. The increase in noninterest income in the first six months of 2008, compared to the same period of 2007, was due to growth in ATM processing services, deposit service charges and mortgage banking revenue, partially offset by lower retail lease revenue related to higher retail lease residual losses.
Total noninterest expense increased $93 million (13.0 percent) in the second quarter and $169 million (11.9 percent) in the first six months of 2008, compared with the same periods of 2007. The increases included the net addition of 36 in-store and 7 traditional branches at June 30, 2008, compared with June 30, 2007. In addition, the increases were primarily attributable to higher compensation and employee benefit expense, which reflected business investments in customer service and various promotional activities, including further deployment of the PowerBank initiative, the adoption of SFAS 157 and higher credit related costs associated with other real estate owned and foreclosures.
The provision for credit losses increased $107 million in the second quarter and $153 million in the first six months of 2008, compared with the same periods of 2007. The increases were attributable to higher net charge-offs, reflecting portfolio growth and credit deterioration in residential mortgages, home equity and other installment and consumer loan portfolios from a year ago. As a percentage of average loans outstanding on an annualized basis, net charge-offs were .89 percent in the second quarter of 2008, compared with .39 percent in the second quarter of 2007. Commercial and commercial real estate loan net charge-offs increased $10 million (83.3 percent) in the second quarter of 2008, compared with the second quarter of 2007. Retail loan and residential mortgage net charge-offs increased $97 million in the second quarter of 2008, compared with the second quarter of 2007. Nonperforming assets were $417 million at June 30, 2008, $371 million at March 31, 2008, and $300 million at June 30, 2007. Nonperforming assets as a percentage of period-end loans were .53 percent at June 30, 2008, .52 percent at March 31, 2008, and .42 percent at June 30, 2007. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management & Securities Services contributed $149 million of the Company’s net income in the second quarter and $296 million in the first six months of 2008, or decreases of $4 million (2.6 percent) and $2 million (.7 percent), respectively, compared with the same periods of 2007.
Total net revenue increased $2 million (.4 percent) in the second quarter and $15 million (1.6 percent) in the first six months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, decreased $7 million (6.0 percent) in the second quarter and $6 million (2.6 percent) in the first six months of 2008, compared with the same periods of 2007, primarily due to a reduction in the margin benefit of deposits, partially offset by deposit growth. Noninterest income increased $9 million (2.4 percent) in the second quarter and $21 million (2.9 percent) in the first six months of 2008, compared with the same periods of 2007, primarily driven by core account fee growth, partially offset by unfavorable equity market conditions.
Total noninterest expense increased $9 million (3.6 percent) in the second quarter and $16 million (3.2 percent) in the first six months of 2008, compared with the same periods of 2007. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense, partially offset by lower other intangibles expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit, and merchant processing. Payment Services are highly inter-related with banking products and services of the other lines of business and rely on access to the bank subsidiary’s settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $278 million of the Company’s net income in the second quarter and $560 million in the first six months of 2008, or increases of $25 million (9.9 percent) and $79 million (16.4 percent), respectively, compared with the same periods of 2007. The increases were due to growth in total net revenue, driven by loan growth and higher transaction volumes, partially offset by an increase in total noninterest expense and a higher provision for credit losses.
Total net revenue increased $147 million (17.1 percent) in the second quarter and $307 million (18.6 percent) in the first six months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, increased $74 million

U.S. Bancorp	25

(43.8 percent) in the second quarter and $156 million (45.7 percent) in the first six months of 2008, compared with the same periods of 2007. The increases were primarily due to growth in higher spread credit card balances and the timing of asset repricing in a declining rate environment. Noninterest income increased $73 million (10.6 percent) in the second quarter and $151 million (11.5 percent) in the first six months of 2008, compared with the same periods of 2007. The increases in fee-based revenue were driven by account growth, higher transaction volumes and business expansion initiatives.
Total noninterest expense increased $41 million (11.4 percent) in the second quarter and $73 million (10.4 percent) in the first six months of 2008, compared with the same periods of 2007, due primarily to new business initiatives, including costs associated with transaction processing and recent acquisitions.
The provision for credit losses increased $67 million (66.3 percent) in the second quarter and $109 million (56.5 percent) in the first six months of 2008, compared with the same periods of 2007, due to higher net charge-offs, which reflected average retail credit card portfolio growth and higher delinquency rates from a year ago. As a percentage of average loans outstanding on an annualized basis, net charge-offs were 3.94 percent in the second quarter of 2008, compared with 2.84 percent in the second quarter of 2007.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $53 million in the second quarter and $33 million in the first six months of 2008, compared with a net loss of $6 million and net income of $35 million in the same periods of the prior year, respectively.
Total net revenue increased $141 million in the second quarter and $418 million in the first six months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, increased $185 million in the second quarter and $247 million in the first six months of 2008, compared with the same periods of 2007, due to a steepening yield curve, wholesale funding decisions and the Company’s asset and liability position. Noninterest income decreased $44 million in the second quarter and increased $171 million in the first six months of 2008, compared with the same periods of 2007. The decrease in the second quarter of 2008, compared with the same period of 2007, was primarily due to the impairment charges for certain structured investment securities. The increase for the first six months of 2008, compared with the same period of the prior year, was primarily due to the net impact of the Visa Gain, partially offset by impairment charges for structured investment securities and the transition impact of adopting SFAS 157 during the first quarter of 2008.
Total noninterest expense was flat in the second quarter and increased $98 million (66.7 percent) in the first six months of 2008, compared with the same periods of 2007. The increase in noninterest expense in the first six months of 2008 was driven by higher compensation and employee benefits expense, higher litigation costs, incremental costs associated with investments in tax-advantaged projects and a charitable contribution made to the U.S. Bancorp Foundation, partially offset by a reduction in net shared services expense.
The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses increased $196 million in the second quarter and $392 million in the first six months of 2008, compared with the same periods of the prior year, driven by incremental provision expense recorded in the first six months of 2008, reflecting deterioration in the credit quality within the loan portfolios related to stress in the residential real estate markets, including homebuilding and related supplier industries, and the impact of economic conditions on the loan portfolios. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 28.9 percent in the second quarter and 29.7 percent in the first six months of 2008, compared with 30.2 percent in the second quarter and 30.3 percent in the first six months of 2007.

26	U.S. Bancorp

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

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions, Except Per Share Data)	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$7,956	$8,884
Investment securities
Held-to-maturity (fair value $65 and $78, respectively)	64	74
Available-for-sale	41,058	43,042
Loans held for sale (included $3,393 of mortgage loans carried at fair value at 6/30/08)	3,788	4,819
Loans
Commercial	55,138	51,074
Commercial real estate	31,247	29,207
Residential mortgages	23,301	22,782
Retail	56,204	50,764

Total loans	165,890	153,827
Less allowance for loan losses	(2,518)	(2,058)

Net loans	163,372	151,769
Premises and equipment	1,811	1,779
Goodwill	7,851	7,647
Other intangible assets	3,313	3,043
Other assets	17,325	16,558

Total assets	$246,538	$237,615

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$33,970	$33,334
Interest-bearing	76,300	72,458
Time deposits greater than $100,000	24,861	25,653

Total deposits	135,131	131,445
Short-term borrowings	41,107	32,370
Long-term debt	39,943	43,440
Other liabilities	8,529	9,314

Total liabilities	224,710	216,569
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) authorized: 50,000,000 shares; issued and outstanding: 6/30/08 — 60,000 shares and 12/31/07 — 40,000 shares	1,500	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/08 and 12/31/07 — 1,972,643,007 shares	20	20
Capital surplus	5,682	5,749
Retained earnings	23,220	22,693
Less cost of common stock in treasury: 6/30/08 — 231,226,312 shares; 12/31/07 — 244,786,039 shares	(7,075)	(7,480)
Other comprehensive income	(1,519)	(936)

Total shareholders’ equity	21,828	21,046

Total liabilities and shareholders’ equity	$246,538	$237,615

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2008	2007	2008	2007
Interest Income
Loans	$2,429	$2,616	$4,989	$5,194
Loans held for sale	49	70	122	129
Investment securities	494	516	1,029	1,032
Other interest income	43	34	80	68

Total interest income	3,015	3,236	6,220	6,423
Interest Expense
Deposits	458	663	1,064	1,338
Short-term borrowings	263	379	585	707
Long-term debt	419	562	893	1,097

Total interest expense	1,140	1,604	2,542	3,142

Net interest income	1,875	1,632	3,678	3,281
Provision for credit losses	596	191	1,081	368

Net interest income after provision for credit losses	1,279	1,441	2,597	2,913
Noninterest Income
Credit and debit card revenue	266	230	514	436
Corporate payment products revenue	174	159	338	306
ATM processing services	93	82	177	159
Merchant processing services	309	286	580	538
Trust and investment management fees	350	342	685	664
Deposit service charges	278	277	535	524
Treasury management fees	137	126	261	237
Commercial products revenue	117	105	229	205
Mortgage banking revenue	81	68	186	135
Investment products fees and commissions	37	38	73	72
Securities gains (losses), net	(63)	3	(314)	4
Other	113	169	672	328

Total noninterest income	1,892	1,885	3,936	3,608
Noninterest Expense
Compensation	761	659	1,506	1,294
Employee benefits	129	123	266	256
Net occupancy and equipment	190	184	380	361
Professional services	59	59	106	106
Marketing and business development	66	68	145	120
Technology and communications	149	138	289	273
Postage, printing and supplies	73	71	144	140
Other intangibles	87	95	174	189
Other	321	273	621	503

Total noninterest expense	1,835	1,670	3,631	3,242

Income before income taxes	1,336	1,656	2,902	3,279
Applicable income taxes	386	500	862	993

Net income	$950	$1,156	$2,040	$2,286

Net income applicable to common equity	$928	$1,141	$2,006	$2,256

Earnings per common share	$.53	$.66	$1.16	$1.29
Diluted earnings per common share	$.53	$.65	$1.14	$1.27
Dividends declared per common share	$.425	$.400	$.850	$.800
Average common shares outstanding	1,740	1,736	1,735	1,744
Average diluted common shares outstanding	1,756	1,760	1,752	1,770

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity
Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					2,286			2,286
Unrealized loss on securities available-for-sale							(701)	(701)
Unrealized gain on derivatives							94	94
Foreign currency translation							19	19
Reclassification for realized losses							46	46
Change in retirement obligation							1	1
Income taxes							205	205

Total comprehensive income								1,950
Cash dividends declared
Preferred					(30)			(30)
Common					(1,388)			(1,388)
Issuance of common and treasury stock	15			(23)		453		430
Purchase of treasury stock	(52)					(1,836)		(1,836)
Stock option and restricted stock grants				9				9
Shares reserved to meet deferred compensation obligations						(2)		(2)

Balance June 30, 2007	1,728	$1,000	$20	$5,748	$22,110	$(7,476)	$(1,072)	$20,330

Balance December 31, 2007	1,728	$1,000	$20	$5,749	$22,693	$(7,480)	$(936)	$21,046
Net income					2,040			2,040
Unrealized loss on securities available-for-sale							(1,264)	(1,264)
Unrealized gain on derivatives							16	16
Foreign currency translation							(43)	(43)
Reclassification for realized losses							345	345
Change in retirement obligation							6	6
Income taxes							357	357

Total comprehensive income								1,457
Cash dividends declared
Preferred					(34)			(34)
Common					(1,479)			(1,479)
Issuance of preferred stock		500		(9)				491
Issuance of common and treasury stock	15			(59)		496		437
Purchase of treasury stock	(2)					(88)		(88)
Stock option and restricted stock grants				1				1
Shares reserved to meet deferred compensation obligations						(3)		(3)

Balance June 30, 2008	1,741	$1,500	$20	$5,682	$23,220	$(7,075)	$(1,519)	$21,828

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
(Dollars in Millions)
(Unaudited)	2008	2007
Operating Activities
Net cash provided by operating activities	$2,158	$975
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,802	788
Proceeds from maturities of investment securities	2,809	2,204
Purchases of investment securities	(3,122)	(3,117)
Net increase in loans outstanding	(7,721)	(1,187)
Proceeds from sales of loans	59	340
Purchases of loans	(2,462)	(1,073)
Acquisitions, net of cash acquired	631	(73)
Other, net	(244)	(1,215)

Net cash used in investing activities	(8,248)	(3,333)
Financing Activities
Net increase (decrease) in deposits	907	(5,488)
Net increase in short-term borrowings	8,738	220
Proceeds from issuance of long-term debt	6,241	12,634
Principal payments or redemption of long-term debt	(9,762)	(4,242)
Proceeds from issuance of preferred stock	491	–
Proceeds from issuance of common stock	333	305
Repurchase of common stock	–	(1,781)
Cash dividends paid on preferred stock	(27)	(30)
Cash dividends paid on common stock	(1,473)	(1,403)

Net cash provided by financing activities	5,448	215

Change in cash and cash equivalents	(642)	(2,143)
Cash and cash equivalents at beginning of period	9,185	8,805

Cash and cash equivalents at end of period	$8,543	$6,662

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

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

Note 2    Accounting Changes

Fair Value Option In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an irrevocable option to measure and report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company elected the fair value option pursuant to SFAS 159 on January 1, 2008, for certain mortgage loans held for sale (“MLHFS”) originated on or after January 1, 2008. There was no impact of adopting SFAS 159 on the Company’s financial statements as of the date of adoption. MLHFS subject to the fair value option are initially measured at fair value with subsequent changes in fair value recognized as a component of mortgage banking revenue. For additional information on the fair value of certain financial assets and liabilities, refer to Note 9 in the Notes to Consolidated Financial Statements.

Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement provides a consistent definition of fair value which focuses on exit price and prioritizes market-based inputs obtained from sources independent of the entity over those from the entity’s own inputs that are not corroborated by observable market data. SFAS 157 also requires consideration of nonperformance risk when determining fair value measurements. This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The adoption of SFAS 157 reduced the Company’s income by approximately $62 million ($38 million after-tax) for the six months ended June 30, 2008. For additional information on the fair value of certain financial assets and liabilities, refer to Note 9 in the Notes to Consolidated Financial Statements.

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

32	U.S. Bancorp

loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 did not have a material impact on the Company’s financial statements. For additional information on the fair value of certain financial assets and liabilities, refer to Note 9 in the Notes to Consolidated Financial Statements.

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

Note 3    Investment Securities

The amortized cost, fair value, weighted-average maturity and weighted-average yield of held-to-maturity and available-for-sale securities was as follows:

	June 30, 2008				December 31, 2007
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity	Average	Amortized	Fair	Maturity	Average
(Dollars in Millions)	Cost	Value	in Years	Yield (c)	Cost	Value	in Years	Yield (c)
Held-to-maturity
Mortgage-backed securities (a)	$5	$5	3.1	6.13%	$6	$6	3.1	6.29%
Obligations of state and political subdivisions (b)	50	51	10.4	5.61	56	60	10.2	6.03
Other debt securities	9	9	1.7	5.01	12	12	1.8	5.26

Total held-to-maturity securities	$64	$65	8.5	5.57%	$74	$78	8.3	5.92%

Available-for-sale
U.S. Treasury and agencies	$123	$123	3.0	3.90%	$407	$405	7.5	5.95%
Mortgage-backed securities (a)	32,341	31,178	7.3	4.60	31,300	30,603	5.6	5.12
Asset-backed securities (a)(d)	1,085	1,060	4.1	6.03	2,922	2,928	5.2	5.72
Obligations of state and political subdivisions (b)	7,099	6,775	17.3	6.78	7,131	7,055	10.7	6.78
Other debt securities	1,914	1,514	29.1	5.22	1,840	1,603	29.8	6.19
Other investments	510	408	40.2	6.40	506	448	33.5	7.16

Total available-for-sale securities	$43,072	$41,058	10.2	5.04%	$44,106	$43,042	7.7	5.51%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the market price is above par, yield to maturity if market price is below par.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances.
(d)	Primarily includes investments in structured investment vehicles with underlying collateral that includes a mix of various mortgage and other asset-backed securities. Certain amounts included in asset-backed securities at December 31, 2007, are reflected in other categories at June 30, 2008, based on the collateral received upon the exchange of the structured investment vehicle securities.

U.S. Bancorp	33

Included in available-for-sale investment securities are structured investment vehicle securities (“SIVs”) which were purchased in the fourth quarter of 2007 from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. During the first six months of 2008, the Company exchanged its interest in certain SIVs and received its share of the underlying investment securities as in-kind distributions according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related investments.” Some of these securities evidenced credit deterioration at time of acquisition by the Company. Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, requires the difference between the total expected cash flows for these securities and the initial recorded investment to be recognized in earnings over the life of the securities, using a level yield. If subsequent decreases in the fair value of these securities are accompanied by an adverse change in the expected cash flows, an other-than-temporary impairment will be recorded through earnings. Subsequent increases in the expected cash flows will be recognized as income prospectively over the remaining life of the security by increasing the level yield. During the second quarter and first six months of 2008, the Company recorded $52 million and $305 million, respectively, of impairment charges on these investments, primarily as a result of widening credit spreads during these time periods.
Upon acquiring the collateral, the Company evaluated each individual security to determine whether there was evidence of credit deterioration at the acquisition date to determine which securities were subject to SOP 03-3 accounting. The reconciliation below of the securities subject to SOP 03-3 accounting reflects the removal of $523 million and $1,071 million of SIVs that were exchanged during the second quarter and first six months of 2008, respectively, and the addition of $54 million and $134 million of underlying investment securities received in the exchange during the second quarter and first six months of 2008, respectively, that have evidence of credit deterioration as of their acquisition date.
The gross undiscounted cash flows that were due under the contractual terms of the purchased securities subject to SOP 03-3, were $1.3 billion at June 30, 2008, compared with $2.5 billion at December 31, 2007, which included payments receivable of $37 million and $33 million at June 30, 2008, and December 31, 2007, respectively.

Changes in the carrying amount and accretable yield of these securities subject to SOP 03-3 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Carrying Amount		Carrying Amount
	Accretable	of Debt	Accretable	of Debt
(Dollars in Millions)	Yield	Securities	Yield	Securities
Balance at beginning of period	$303	$1,670	$105	$2,427
Transfers in (a)	30	54	49	134
Payments received	–	(103)	–	(145)
Impairment writedowns	(12)	(52)	183	(305)
Accretion	(9)	9	(15)	15
Transfers out (b)	(121)	(523)	(131)	(1,071)

Balance at end of period	$191	$1,055	$191	$1,055

(a)	Represents the fair value of the securities at their transfer date. Includes certain securities received upon the exchange of certain SIV securities.
(b)	Includes SIV securities exchanged for underlying collateral as of June 30, 2008.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and the Company’s ability to hold the securities through the anticipated recovery period. In addition to the impairment taken on the securities subject to SOP 03-3 accounting, the Company recorded other-than-temporary impairment charges of $25 million in the second quarter and first six months of 2008, on certain other SIV-related and other investment securities.
At June 30, 2008, certain investment securities included in the held-to-maturity and available-for-sale categories had a fair value that was below their amortized cost.

34	U.S. Bancorp

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired based on the period the investments have been in a continuous unrealized loss position at June 30, 2008:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Obligations of state and political subdivisions	$15	$(1)	$5	$–	$20	$(1)

Total	$15	$(1)	$5	$–	$20	$(1)

Available-for-sale
U.S. Treasury and agencies	$66	$(1)	$–	$–	$66	$(1)
Mortgage-backed securities	14,309	(487)	12,275	(720)	26,584	(1,207)
Asset-backed securities	603	(25)	–	–	603	(25)
Obligations of state and political subdivisions	3,976	(139)	2,658	(186)	6,634	(325)
Other securities and investments	835	(186)	866	(317)	1,701	(503)

Total	$19,789	$(838)	$15,799	$(1,223)	$35,588	$(2,061)

The unrealized losses within each investment category have occurred as a result of changes in interest rates and credit spreads. The substantial portion of securities that have unrealized losses are either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings. Unrealized losses within other securities and investments are also the result of a widening of credit spreads since the initial purchase date. In general, the issuers of the investment securities are contractually prohibited from paying them off at less than par at maturity or any earlier call date. As of the reporting date, the Company expects to receive all contractual principal and interest related to these securities other than certain SIV-related investments, and expected that approximately $131 million of principal payments will not be received for certain SIV-related investments for which it has recorded impairment charges. The Company has the intent and ability to hold all of its investment securities that are in an unrealized loss position at June 30, 2008, until their anticipated recovery in value or maturity. As a result, none of these securities were considered to be other-than-temporarily impaired at June 30, 2008.

U.S. Bancorp	35

Note 4    Loans

The composition of the loan portfolio was as follows:

	June 30, 2008		December 31, 2007
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$48,714	29.4%	$44,832	29.1%
Lease financing	6,424	3.9	6,242	4.1

Total commercial	55,138	33.3	51,074	33.2
Commercial real estate
Commercial mortgages	21,948	13.2	20,146	13.1
Construction and development	9,299	5.6	9,061	5.9

Total commercial real estate	31,247	18.8	29,207	19.0
Residential mortgages
Residential mortgages	17,745	10.7	17,099	11.1
Home equity loans, first liens	5,556	3.3	5,683	3.7

Total residential mortgages	23,301	14.0	22,782	14.8
Retail
Credit card	11,930	7.2	10,956	7.1
Retail leasing	5,367	3.2	5,969	3.9
Home equity and second mortgages	17,536	10.6	16,441	10.7
Other retail
Revolving credit	2,835	1.7	2,731	1.8
Installment	5,518	3.4	5,246	3.4
Automobile	9,487	5.7	8,970	5.8
Student	3,531	2.1	451	.3

Total other retail	21,371	12.9	17,398	11.3

Total retail	56,204	33.9	50,764	33.0

Total loans	$165,890	100.0%	$153,827	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at June 30, 2008, and $1.4 billion at December 31, 2007.

Note 5    Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $107.3 billion and $97.0 billion at June 30, 2008, and December 31, 2007, respectively. The Company records mortgage servicing rights (“MSRs”) initially at fair value and at each subsequent reporting date, and records changes in fair value in noninterest income in the period in which they occur. In conjunction with its MSRs, the Company may utilize derivatives, including futures, forwards and interest rate swaps to offset the effect of interest rate changes on the fair value of MSRs. The net impact of assumption changes on the fair value of MSRs, excluding decay, and the related derivatives included in mortgage banking revenue was a net loss of $16 million and $6 million for the three months ended June 30, 2008, and 2007, respectively, and a net loss of $27 million and $5 million for the six months ended June 30, 2008 and 2007, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue were $99 million and $87 million for the three months ended June 30, 2008, and 2007, respectively, and $194 million and $173 million for the six months ended June 30, 2008, and 2007, respectively.

36	U.S. Bancorp

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2008	2007	2008	2007
Balance at beginning of period	$1,390	$1,447	$1,462	$1,427
Rights purchased	13	3	17	6
Rights capitalized	136	104	279	186
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	258	147	99	124
Other changes in fair value (b)	(66)	(52)	(126)	(94)

Balance at end of period	$1,731	$1,649	$1,731	$1,649

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).

The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the valuation of MSRs include higher than expected prepayment rates and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at June 30, 2008, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$(46)	$(18)	$(8)	$(43)

Note 6    Earnings Per Common Share

The components of earnings per common share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2008	2007	2008	2007
Net income	$950	$1,156	$2,040	$2,286
Preferred dividends	(22)	(15)	(34)	(30)

Net income applicable to common equity	$928	$1,141	$2,006	$2,256

Average common shares outstanding	1,740	1,736	1,735	1,744
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	16	24	17	26

Average diluted common shares outstanding	1,756	1,760	1,752	1,770

Earnings per common share	$.53	$.66	$1.16	$1.29
Diluted earnings per common share	$.53	$.65	$1.14	$1.27

Options to purchase 27 million and 13 million common shares for the three months ended June 30, 2008 and 2007, respectively, and 27 million and 12 million common shares for the six months ended June 30, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

U.S. Bancorp	37

Note 7    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Plans		Medical Plan		Pension Plans		Medical Plans
(Dollars in Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$19	$17	$2	$2	$38	$35	$3	$3
Interest cost	35	32	3	3	70	63	6	7
Expected return on plan assets	(56)	(49)	(2)	(1)	(112)	(99)	(3)	(3)
Prior service (credit) cost and transition (asset) obligation amortization	(2)	(2)	–	–	(3)	(3)	–	–
Actuarial (gain) loss amortization	8	15	(1)	–	16	31	(2)	–

Net periodic benefit cost	$4	$13	$2	$4	$9	$27	$4	$7

Note 8    Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2008	2007	2008	2007
Federal
Current	$363	$488	$819	$937
Deferred	(42)	(46)	(84)	(68)

Federal income tax	321	442	735	869
State
Current	68	62	133	131
Deferred	(3)	(4)	(6)	(7)

State income tax	65	58	127	124

Total income tax provision	$386	$500	$862	$993

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2008	2007	2008	2007
Tax at statutory rate (35 percent)	$468	$579	$1,016	$1,147
State income tax, at statutory rates, net of federal tax benefit	42	38	82	81
Tax effect of
Tax credits	(63)	(71)	(123)	(140)
Tax-exempt income	(44)	(31)	(85)	(58)
Other items	(17)	(15)	(28)	(37)

Applicable income taxes	$386	$500	$862	$993

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2008, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2004. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $917 million at June 30, 2008, and $1,279 million at December 31, 2007.

38	U.S. Bancorp

Note 9    Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Upon adoption of SFAS 157, the Company considered the principal market and nonperformance risk when determining the fair value measurements for derivatives which reduced trading revenue by $62 million. SFAS 157 no longer allows the deferral of origination fees or compensation expense related to the closing of MLHFS for which the fair value option is elected, resulting in additional mortgage banking revenue and recognition of compensation expense in the period the MLHFS are originated.
SFAS 157 specifies a three level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are valued using third party pricing services; derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes residential MSRs, certain debt securities and derivative contracts.
The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and includes an indication of the level in the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes details of the valuation models and key inputs to those models.

Derivatives Exchange-traded derivatives are measured at fair value based on quoted market (i.e. exchange) prices. Because prices are available for the identical instrument in an active market, these fair values are classified within Level 1 of the fair value hierarchy.
The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Scholes and Monte Carlo valuation techniques. The models incorporate various inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. The majority of these derivatives are classified within Level 2 of the fair value hierarchy as the significant inputs to the models are observable. An exception to the Level 2 classification are certain derivative transactions for which the risk of nonperformance cannot be observed in the market. These derivatives are classified within Level 3 of the fair value hierarchy. In addition, commitments to sell, purchase and originate mortgage loans, that meet the requirements of a derivative, are valued by pricing models that include market observable and unobservable inputs. Due to the significant unobservable inputs, these commitments are classified within Level 3 of the fair value hierarchy.

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

U.S. Bancorp	39

where possible, to prices obtained from independent sources. Securities measured at fair value by such methods are classified as Level 2.
Certain securities are not valued based on observable transactions and are, therefore, classified as Level 3. The fair value of these securities is based on management’s best estimates. These securities include SIV-related investments and certain trust-preferred securities. For the SIV-related investments held by the Company, the majority of the collateral is residential mortgage-backed securities with the remaining collateral consisting of commercial mortgage-backed and asset-backed securities, collateralized debt obligations and collateralized loan obligations.
The estimation process for these securities involves the use of a cash-flow methodology and other market valuation techniques involving management judgment. The cash flow methodology uses assumptions that reflect housing price changes, interest rates, borrower loan-to-value and borrower credit scores. Inputs used for estimation are refined and updated to reflect market developments. The fair value of these securities are sensitive to changes in the estimated cash flows and related assumptions used and given market conditions are updated on a regular basis. The collateral cash flows are aggregated and passed through a distribution waterfall to determine allocation to tranches. Cash flows are then discounted at an interest rate to estimate the fair value of the security held by the Company. Discount rates reflect current market conditions and the relative risk of these investment securities. The primary drivers that impact the valuations of these securities are the prepayment and default rates associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Securities measured at fair value by this methodology are classified as Level 3. Related interest income for investment securities is recorded in interest income in the Consolidated Statement of Income.

Certain mortgage loans held for sale Effective January 1, 2008, the Company elected the fair value option under SFAS 159 for MLHFS originated on or after January 1, 2008, for which an active secondary market and readily available market prices exist to reliably support fair value pricing models used for these loans. These MLHFS loans are initially measured at fair value, with subsequent changes in fair value recognized as a component of mortgage banking revenue. Electing to measure these MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. There was no transition adjustment required upon adoption of SFAS 159 for MLHFS, because the Company continued to account for MLHFS originated prior to 2008 under the lower-of-cost-or-market accounting method.
MLHFS measured at fair value are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue in the second quarter and first six months of 2008 was $46 million and $58 million of net losses, respectively, from the initial measurement and subsequent changes to fair value of the MLHFS under the fair value option. Changes in fair value due to instrument specific credit risk was immaterial. The fair value of MLHFS under the fair value option was $3.4 billion as of June 30, 2008, which exceeded the unpaid principal balance by $18 million as of that date. Related interest income for MLHFS continues to be measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income.

Mortgage servicing rights MSRs are valued using a cash flow methodology and third-party prices, if available. Accordingly, MSRs are classified in Level 3. Refer to Note 5 in the Notes to Consolidated Financial Statements for further information on the methodology used by the Company in determining the fair value of its MSRs.

40	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

				FIN 39
June 30, 2008 (Dollars in Millions)	Level 1	Level 2	Level 3	Netting (a)	Total
Investment securities available-for-sale	$2	$39,065	$1,991	$–	$41,058
Mortgage loans held for sale	–	3,393	–	–	3,393
Mortgage servicing rights	–	–	1,731	–	1,731
Other assets (b)	–	628	374	(125)	877

Total	$2	$43,086	$4,096	$(125)	$47,059

Derivative liabilities	$–	$944	$104	$(125)	$923

(a)	Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”), “Offsetting of Amounts Related to Certain Contracts”, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.
(b)	Represents primarily derivative receivables.

At June 30, 2008, MLHFS excluded $47 million of mortgage loans that were not subject to the fair value option election, and therefore, are excluded from the table above.

The table below presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Level 3 instruments presented in the table include SIV-related and certain trust-preferred securities investments, MSRs and derivatives:

	Three Months Ended June 30, 2008						Six Months Ended June 30, 2008
	Investment						Investment
	Securities		Mortgage		Net Other		Securities		Mortgage		Net Other
	Available-for-		Servicing		Assets and		Available-for-		Servicing		Assets and
(Dollars in Millions)	Sale		Rights		Liabilities		Sale		Rights		Liabilities
Balance at beginning of period	$2,528		$1,390		$824		$2,923		$1,462		$338
Net gains (losses) included in net income	(66	)(a)	192	(b)	(646	)(c)	(319	)(a)	(27	)(b)	(184	)(e)
Net gains (losses) included in other comprehensive income	(81)		–		–		(87)		–		–
Discount accretion	19		–		–		25		–		–
Purchases, sales, issuances and settlements	(434)		149		82		(576)		296		116
Transfers in and/or out of Level 3	25		–		10		25		–		–

Balance at end of period	$1,991		$1,731		$270		$1,991		$1,731		$270

Net change in unrealized gains (losses) relating to assets still held at June 30, 2008	$(81)		$192	(b)	$(462	)(d)	$(87)		$(27	)(b)	$(33	)(f)

(a)	Included in securities gains (losses)
(b)	Included in mortgage banking revenue.
(c)	Approximately $(605) million included in other noninterest income and $(41) million included in mortgage banking revenue.
(d)	Approximately $(470) million included in other noninterest income and $8 million included in mortgage banking revenue.
(e)	Approximately $(154) million included in other noninterest income and $(30) million included in mortgage banking revenue.
(f)	Approximately $(41) million included in other noninterest income and $8 million included in mortgage banking revenue.

The Company may also be required periodically to measure certain other financial assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. These measurements of fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions used to determine each adjustment to the related individual assets or portfolios at June 30, 2008:

					Total Losses Recognized
					Three Months	Six Months
					Ended	Ended
	Carrying Value at June 30, 2008				June 30,	June 30,
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	2008	2008
Loans held for sale	$–	$42	$–	$42	$2	$6
Loans (a)	–	55	–	55	17	21
Other real estate owned (b)	–	54	–	54	20	30
Other intangible assets	–	–	1	1	–	–

(a)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(b)	Represents the fair value and related losses of properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances that were measured at fair value subsequent to their initial classification as other real estate owned.

U.S. Bancorp	41

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

Excess of
Carrying
	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid
June 30, 2008 (Dollars in Millions)	Amount	Principal	Principal
Total loans	$3,393	$3,375	$18
Nonaccrual loans	–	–	–
Loans 90 days or more past due	–	–	–

Note 10    Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganziation, the Company received its proportionate number of Class U.S.A. shares of Visa Inc. common stock. In addition, the Company and certain of its subsidiaries have been named as defendants along with Visa U.S.A. Inc. and MasterCard International (collectively, the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa, Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The Company has also entered into judgment and loss sharing agreements with Visa U.S.A. and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Visa Litigation.

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

In March 2008, Visa Inc. completed its IPO, redeemed a portion of the Class U.S.A. shares, and set aside $3 billion of the proceeds from the IPO in an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The Company recorded a $339 million gain for the portion of its shares that were redeemed for cash and a $153 million gain for its porportionate share of the escrow account in the first quarter of 2008. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation liabilities and will decline as amounts are paid out of the escrow account. As of June 30, 2008, the carrying amount of the liability related to the Visa Litigation, net of the related escrow account receivable, was $172 million, and is not reflected in the following summary of guarantees and contingent liabilities table. The remaining Visa Inc. shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa Litigation, whichever is later.

42	U.S. Bancorp

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2008:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$100	$15,066
Third-party borrowing arrangements	–	328
Securities lending indemnifications	–	16,769
Asset sales (a)	7	367
Merchant processing	61	77,480
Other guarantees	9	7,215
Other contingent liabilities	72	2,091

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.

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
The Company currently processes card transactions in the United States, Canada and Europe for airlines, cruise lines and large tour operators. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2008, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $6.0 billion, with airline tickets representing 94 percent of that amount. The Company held collateral of $1.4 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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

U.S. Bancorp	43

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2008			2007
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,999	$538	5.01%	$40,704	$548	5.39%	5.6%
Loans held for sale	3,417	49	5.70	4,334	70	6.43	(21.2)
Loans (b)
Commercial	53,979	645	4.80	47,197	781	6.64	14.4
Commercial real estate	30,473	429	5.67	28,503	524	7.37	6.9
Residential mortgages	23,307	354	6.08	21,831	331	6.06	6.8
Retail	55,311	1,009	7.34	48,122	988	8.23	14.9

Total loans	163,070	2,437	6.01	145,653	2,624	7.22	12.0
Other earning assets	2,603	43	6.58	1,610	34	8.36	61.7

Total earning assets	212,089	3,067	5.81	192,301	3,276	6.83	10.3
Allowance for loan losses	(2,292)			(2,039)			(12.4)
Unrealized gain (loss) on available-for-sale securities	(1,548)			(771)			*
Other assets	33,972			32,531			4.4

Total assets	$242,221			$222,022			9.1

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,851			$27,977			(.5)
Interest-bearing deposits
Interest checking	32,479	67	.83	25,858	84	1.32	25.6
Money market savings	26,426	79	1.21	24,603	159	2.59	7.4
Savings accounts	5,377	2	.18	5,443	5	.38	(1.2)
Time certificates of deposit less than $100,000	12,635	109	3.48	14,716	162	4.40	(14.1)
Time deposits greater than $100,000	31,041	201	2.59	20,378	253	4.98	52.3

Total interest-bearing deposits	107,958	458	1.71	90,998	663	2.92	18.6
Short-term borrowings	38,018	282	2.99	29,524	401	5.44	28.8
Long-term debt	37,879	419	4.44	44,655	562	5.05	(15.2)

Total interest-bearing liabilities	183,855	1,159	2.53	165,177	1,626	3.95	11.3
Other liabilities	8,195			7,973			2.8
Shareholders’ equity
Preferred equity	1,500			1,000			50.0
Common equity	20,820			19,895			4.6

Total shareholders’ equity	22,320			20,895			6.8

Total liabilities and shareholders’ equity	$242,221			$222,022			9.1%

Net interest income		$1,908			$1,650

Gross interest margin			3.28%			2.88%

Gross interest margin without taxable-equivalent increments			3.22			2.84

Percent of Earning Assets
Interest income			5.81%			6.83%
Interest expense			2.20			3.39

Net interest margin			3.61%			3.44%

Net interest margin without taxable-equivalent increments			3.55%			3.40%

*	Not meaningful.
(a) Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.

(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

44	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2008			2007
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$43,446	$1,118	5.15%	$40,791	$1,094	5.36%	6.5%
Loans held for sale	4,267	122	5.71	4,090	129	6.33	4.3
Loans (b)
Commercial	52,844	1,366	5.19	47,103	1,555	6.65	12.2
Commercial real estate	30,005	892	5.98	28,573	1,044	7.37	5.0
Residential mortgages	23,142	712	6.16	21,700	654	6.04	6.6
Retail	53,160	2,035	7.70	47,800	1,955	8.25	11.2

Total loans	159,151	5,005	6.32	145,176	5,208	7.23	9.6
Other earning assets	2,688	80	5.96	1,664	68	8.18	61.5

Total earning assets	209,552	6,325	6.06	191,721	6,499	6.82	9.3
Allowance for loan losses	(2,183)			(2,038)			(7.1)
Unrealized gain (loss) on available-for-sale securities	(1,327)			(695)			(90.9)
Other assets	33,406			31,786			5.1

Total assets	$239,448			$220,774			8.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,485			$27,828			(1.2)
Interest-bearing deposits
Interest checking	31,390	155	.99	25,470	160	1.27	23.2
Money market savings	26,008	193	1.49	25,154	322	2.58	3.4
Savings accounts	5,256	5	.20	5,422	10	.38	(3.1)
Time certificates of deposit less than $100,000	13,121	248	3.81	14,745	320	4.37	(11.0)
Time deposits greater than $100,000	30,073	463	3.09	21,228	526	4.99	41.7

Total interest-bearing deposits	105,848	1,064	2.02	92,019	1,338	2.93	15.0
Short-term borrowings	36,954	630	3.43	28,114	748	5.37	31.4
Long-term debt	38,851	893	4.62	43,804	1,097	5.04	(11.3)

Total interest-bearing liabilities	181,653	2,587	2.86	163,937	3,183	3.91	10.8
Other liabilities	8,411			7,957			5.7
Shareholders’ equity
Preferred equity	1,291			1,000			29.1
Common equity	20,608			20,052			2.8

Total shareholders’ equity	21,899			21,052			4.0

Total liabilities and shareholders’ equity	$239,448			$220,774			8.5%

Net interest income		$3,738			$3,316

Gross interest margin			3.20%			2.91%

Gross interest margin without taxable-equivalent increments			3.14			2.87

Percent of Earning Assets
Interest income			6.06%			6.82%
Interest expense			2.48			3.35

Net interest margin			3.58%			3.47%

Net interest margin without taxable-equivalent increments			3.52%			3.43%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	45

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders — The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2008, is incorporated herein by reference.

Item 6.	Exhibits

3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on June 18, 2008
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

46	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan
Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: August 11, 2008

U.S. Bancorp	47

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

		Three Months Ended	Six Months Ended
		June 30,	June 30,
(Dollars in Millions)		2008	2008
Earnings
1.	Net income	$950	$2,040
2.	Applicable income taxes, including interest expense related to unrecognized tax positions	386	862

3.	Income before income taxes (1 + 2)	$1,336	$2,902

4.	Fixed charges:
	a. Interest expense excluding interest on deposits*	$682	$1,478
	b. Portion of rents representative of interest and amortization of debt expense	20	40

	c. Fixed charges excluding interest on deposits (4a + 4b)	702	1,518
	d. Interest on deposits	458	1,064

	e. Fixed charges including interest on deposits (4c + 4d)	$1,160	$2,582

5.	Amortization of interest capitalized	$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)	2,038	4,420
7.	Earnings including interest on deposits (3 + 4e + 5)	2,496	5,484
8.	Fixed charges excluding interest on deposits (4c)	702	1,518
9.	Fixed charges including interest on deposits (4e)	1,160	2,582
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)	2.90	2.91
11.	Including interest on deposits (line 7/line 9)	2.15	2.12

*	Excludes interest expense related to unrecognized tax positions.

48	U.S. Bancorp

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

Dated: August 11, 2008

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

Dated: August 11, 2008

50	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: August 11, 2008

U.S. Bancorp	51

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN
Corporate Information

Executive Offices

U.S. Bancorp
800 Nicollet Mall
Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar
BNY Mellon Shareowner Services acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

BNY Mellon Shareowner Services
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

Investor Relations Contacts
Judith T. Murphy
Executive Vice President, Investor and Public Relations
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