Form 10-Q
period 2008-09-30
US BANCORP \DE\
filed 2008-11-10
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2008 1,754,577,993 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including continued deterioration in general business and economic conditions and in the financial markets; changes in interest rates; deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in our investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk and regulatory and compliance risk. For discussion of these and other risks that may cause actual results to differ from expectations, refer to the other information in this report, including the section entitled “Risk Factors,” and our Annual Report on Form 10-K for the year ended December 31, 2007, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile.” Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1     Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,967	$1,685	16.7%	$5,705	$5,001	14.1%
Noninterest income	1,823	1,870	(2.5)	6,073	5,474	10.9
Securities gains (losses), net	(411)	7	*	(725)	11	*

Total net revenue	3,379	3,562	(5.1)	11,053	10,486	5.4
Noninterest expense	1,823	1,776	2.6	5,454	5,018	8.7
Provision for credit losses	748	199	*	1,829	567	*

Income before taxes	808	1,587	(49.1)	3,770	4,901	(23.1)
Taxable-equivalent adjustment	34	18	88.9	94	53	77.4
Applicable income taxes	198	473	(58.1)	1,060	1,466	(27.7)

Net income	$576	$1,096	(47.4)	$2,616	$3,382	(22.6)

Net income applicable to common equity	$557	$1,081	(48.5)	$2,563	$3,337	(23.2)

Per Common Share
Earnings per share	$.32	$.63	(49.2)%	$1.47	$1.92	(23.4)%
Diluted earnings per share	.32	.62	(48.4)	1.46	1.89	(22.8)
Dividends declared per share	.425	.400	6.3	1.275	1.200	6.3
Book value per share	11.50	11.41	.8
Market value per share	36.02	32.53	10.7
Average common shares outstanding	1,743	1,725	1.0	1,738	1,737	.1
Average diluted common shares outstanding	1,757	1,745	.7	1,754	1,762	(.5)
Financial Ratios
Return on average assets	.94%	1.95%		1.45%	2.04%
Return on average common equity	10.8	21.7		16.6	22.4
Net interest margin (taxable-equivalent basis) (a)	3.65	3.44		3.60	3.46
Efficiency ratio (b)	48.1	50.0		46.3	47.9
Average Balances
Loans	$166,560	$147,517	12.9%	$161,639	$145,965	10.7%
Loans held for sale	3,495	4,547	(23.1)	4,008	4,244	(5.6)
Investment securities	42,548	41,128	3.5	43,144	40,904	5.5
Earning assets	214,973	194,886	10.3	211,372	192,788	9.6
Assets	243,623	223,505	9.0	240,850	221,694	8.6
Noninterest-bearing deposits	28,322	26,947	5.1	27,766	27,531	.9
Deposits	133,539	119,145	12.1	133,402	119,610	11.5
Short-term borrowings	40,277	29,155	38.1	38,070	28,465	33.7
Long-term debt	40,000	46,452	(13.9)	39,237	44,696	(12.2)
Shareholders’ equity	21,983	20,741	6.0	21,927	20,947	4.7

	September 30, 2008	December 31, 2007

Period End Balances
Loans	$169,863	$153,827	10.4%
Allowance for credit losses	2,898	2,260	28.2
Investment securities	39,349	43,116	(8.7)
Assets	247,055	237,615	4.0
Deposits	139,504	131,445	6.1
Long-term debt	40,110	43,440	(7.7)
Shareholders’ equity	21,675	21,046	3.0
Regulatory capital ratios
Tier 1 capital	8.5%	8.3%
Total risk-based capital	12.3	12.2
Leverage	8.0	7.9
Tangible common equity	5.3	5.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $576 million for the third quarter of 2008 or $.32 per diluted common share, compared with $1,096 million, or $.62 per diluted common share for the third quarter of 2007. Return on average assets and return on average common equity were .94 percent and 10.8 percent, respectively, for the third quarter of 2008, compared with returns of 1.95 percent and 21.7 percent, respectively, for the third quarter of 2007. The Company’s fundamental business performance continues to be strong despite the challenging financial markets, which impacted the third quarter of 2008 results. Included in the third quarter of 2008 results were $411 million of securities losses, which included valuation impairment charges on structured investment securities, perpetual preferred stock (including the stock of government sponsored enterprises (“GSEs”)) and certain non-agency mortgage-backed securities. In addition, the Company recorded other market valuation losses related to the bankruptcy of an investment banking firm and continued to build the allowance for credit losses by recording $250 million of provision for credit losses expense in excess of net charge-offs. These items reduced earnings per diluted common share by approximately $.28. Results for the third quarter of 2007 were impacted by a $115 million charge for the Company’s proportionate share of a litigation settlement between Visa U.S.A. Inc. and American Express (“Visa Charge”).
Total net revenue, on a taxable-equivalent basis, for the third quarter of 2008, was $183 million (5.1 percent) lower than the third quarter of 2007, reflecting a 16.7 percent increase in net interest income, offset by a 24.8 percent decrease in noninterest income. The increase in net interest income from a year ago was driven by growth in earning assets and an improvement in the net interest margin. Noninterest income declined from a year ago as strong growth in the majority of revenue categories was offset by securities impairments, other market valuation losses and higher retail lease residual losses.
Total noninterest expense in the third quarter of 2008 was $47 million (2.6 percent) higher than in the third quarter of 2007, principally due to higher costs associated with business initiatives designed to expand the Company’s geographical presence and strengthen customer relationships, including acquisitions and investments in relationship managers, branch initiatives and Payment Services’ businesses. The increase also included higher credit collection costs and incremental costs associated with investments in tax-advantaged projects. The increase from a year ago was partially reduced by the Visa Charge recognized in the third quarter of 2007.
The provision for credit losses for the third quarter of 2008 increased $549 million over the third quarter of 2007. This reflected an increase to the allowance for credit losses of $250 million in the third quarter of 2008. The increases in the provision and allowance for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in most geographic regions. It also reflected changes in economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs in the third quarter of 2008 were $498 million, compared with $199 million in the third quarter of 2007. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income of $2,616 million for the first nine months of 2008, or $1.46 per diluted common share, compared with $3,382 million, or $1.89 per diluted common share for the first nine months of 2007. Return on average assets and return on average common equity were 1.45 percent and 16.6 percent, respectively, for the first nine months of 2008, compared with returns of 2.04 percent and 22.4 percent, respectively, for the first nine months of 2007. The Company’s results for the first nine months of 2008 declined from the same period of 2007, as strong growth in net interest income and the majority of noninterest income categories was more than offset by securities impairment charges, growth in operating expenses and higher credit costs. Included in the first nine months of 2008 was a $492 million gain related to the Visa Inc. initial public offering that occurred in March 2008 (“Visa Gain”), an unfavorable change in net securities gains (losses) of $736 million, which primarily reflected valuation impairment charges on various investment securities, and an incremental provision for credit losses, which has exceeded net charge-offs by $642 million. The first nine months of 2008 also included a $62 million reduction in pretax

U.S. Bancorp	3

income related to the adoption of a new accounting standard, a $25 million contribution to the U.S. Bancorp Foundation and a $22 million accrual for certain litigation matters. Included in the Company’s results for the first nine months of 2007 was the $115 million Visa Charge.
Total net revenue, on a taxable-equivalent basis, for the first nine months of 2008, was $567 million (5.4 percent) higher than the first nine months of 2007, reflecting a 14.1 percent increase in net interest income, partially offset by a 2.5 percent decrease in noninterest income. The increase in net interest income from a year ago was driven by growth in earning assets and an improved net interest margin. The decrease in noninterest income included fundamentally strong organic business growth and the Visa Gain, more than offset by valuation impairment charges on investment securities, other valuation losses, higher retail lease residual losses and the adoption of a new accounting standard during the first nine months of 2008.
Total noninterest expense in the first nine months of 2008 was $436 million (8.7 percent) higher than in the first nine months of 2007, primarily due to investments in business initiatives, higher credit collection costs and incremental expenses associated with investments in tax-advantaged projects, partially offset by the Visa Charge recognized in the first nine months of 2007.
The provision for credit losses for the first nine months of 2008 increased $1,262 million over the same period of 2007. This reflected an increase to the allowance for credit losses of $638 million in the first nine months of 2008. The increases in the provision and allowance for credit losses from a year ago reflected continuing stress in the residential real estate markets, including homebuilding and related supplier industries, driven by declining home prices in most geographic regions. It also reflected changing economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs in the first nine months of 2008 were $1,187 million, compared with $567 million in the first nine months of 2007. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $1,967 million in the third quarter of 2008, compared with $1,685 million in the third quarter of 2007. Net interest income, on a taxable-equivalent basis, was $5,705 million in the first nine months of 2008, compared with $5,001 million in the first nine months of 2007. The increases were due to strong growth in average earning assets, as well as an improved net interest margin from a year ago. Average earning assets increased $20.1 billion (10.3 percent) and $18.6 billion (9.6 percent) in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007, primarily driven by increases in average loans and investment securities. The net interest margin in the third quarter and first nine months of 2008 was 3.65 percent and 3.60 percent, respectively, compared with 3.44 percent and 3.46 percent, respectively, for the same periods of 2007. The improvement in the net interest margin was due to several factors, including growth in higher spread assets, the benefit of the Company’s current asset/liability position in a declining interest rate environment and related asset/liability repricing dynamics. Also, given current market conditions, short-term funding rates were lower due to volatility and changing liquidity in the overnight federal funds markets. In addition, the Company’s net interest margin benefited from an increase in yield-related loan fees. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average loans for the third quarter and first nine months of 2008 were $19.0 billion (12.9 percent) and $15.7 billion (10.7 percent) higher, respectively, than the same periods of 2007, driven by growth in all major loan categories. The increase in commercial loans was primarily driven by growth in corporate and commercial banking balances as business customers utilize bank credit facilities, rather than the capital markets, to fund business growth and liquidity requirements. Retail loans experienced strong growth in installment products, home equity lines and credit card balances, offset somewhat by lower retail leasing balances. In addition, retail loan growth in the third quarter and first nine months of 2008 included increases of $3.4 billion and $2.1 billion, respectively, in average federally guaranteed student loan balances due to both the transfer of balances from loans held for sale and a portfolio purchase during the first nine months of 2008. The growth in commercial real estate loans reflected strong new business growth driven by capital market conditions and the impact of an acquisition late in the second quarter of 2008. The increase in residential mortgages reflected an increase in mortgage banking activity and higher consumer finance originations.
Average investment securities in the third quarter and first nine months of 2008 were $1.4 billion

4	U.S. Bancorp

(3.5 percent) and $2.2 billion (5.5 percent) higher, respectively, than the same periods of 2007. The increases were driven by the purchase in the fourth quarter of 2007 of structured investment securities from certain money market funds managed by an affiliate and an increase in tax-exempt municipal securities, partially offset by maturities of mortgage-backed and government agency securities, as well as realized and unrealized losses on certain investment securities recorded in the first nine months of 2008.
Average noninterest-bearing deposits for the third quarter and first nine months of 2008 increased $1.4 billion (5.1 percent) and $.2 billion (.9 percent), respectively, compared with the same periods of 2007. The increases reflected higher balances within Wealth Management & Securities Services and Corporate Banking and the impact of an acquisition near the end of the second quarter of 2008.
Average total savings deposits increased $7.6 billion (13.6 percent) in the third quarter and $7.0 billion (12.4 percent) in the first nine months of 2008, compared with the same periods of 2007, due primarily to an increase in interest checking balances driven by higher broker-dealer and institutional trust balances, and an increase in money market savings balances driven by higher broker-dealer and Consumer Banking balances and an acquisition near the end of the second quarter of 2008.
Average time certificates of deposit less than $100,000 were lower in the third quarter and first nine months of 2008 by $1.9 billion (13.2 percent) and $1.7 billion (11.7 percent), respectively, compared with the same periods of 2007. The decline in time certificates of deposit less than $100,000 was due to the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to wholesale funding sources given the current market environment. Average time deposits greater than $100,000 increased by $7.3 billion (34.3 percent) and $8.3 billion (39.2 percent) in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007, as a result of both the Company’s wholesale funding decisions and the business lines’ ability to attract larger customer deposits, given current market conditions.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2008 increased $549 million and $1,262 million, respectively, compared with the same periods of 2007. This reflected increases to the allowance for credit losses of $250 million in the third quarter and $638 million during the first nine months of 2008. The increases in the provision and allowance for credit losses from a year ago reflected continuing stress in the residential re al estate markets, including homebuilding and related supplier industries, driven by declining home prices in most geographic regions. It also reflected changing economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs were $498 million in the third quarter and $1,187 million in the first nine months of 2008, compared with $199 million in the third quarter and $567 million in the first nine months of 2007. Given current economic conditions and the continuing decline in home and other collateral values, the Company expects net charge-offs to increase in the fourth quarter of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the third quarter and first nine months of 2008 was $1,412 million and $5,348 million, respectively, compared with $1,877 million and $5,485 million in the same periods of 2007. The $465 million (24.8 percent) decrease during the third quarter and $137 million (2.5 percent) decrease during the first nine months of 2008, compared with the same periods in 2007, were driven by strong fee-based revenue growth in a majority of revenue categories, offset by impairment charges related to structured investment securities, perpetual preferred stock (including the stock of GSEs), and certain non-agency mortgage-backed securities. In addition, retail lease residual losses increased from a year ago. Noninterest income for the first nine months of 2008 was also impacted by the recognition of the $492 million Visa Gain in the first quarter of 2008 and the adoption of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective January 1, 2008. Upon adoption of SFAS 157, trading revenue decreased $62 million, as primary market and nonperformance risk is now required to be considered when determining the fair value of customer derivatives. In addition, under SFAS 157 mortgage production gains increased, because the deferral of costs related to the origination of mortgage loans held for sale (“MLHFS”) is not permitted under the new accounting standard.
The strong growth in credit and debit card revenue was primarily driven by an increase in customer accounts and higher customer transaction volumes over a year ago. Corporate payment products revenue growth reflected growth in sales volumes and business expansion. ATM processing services increased primarily due to growth in transaction volumes. Merchant

U.S. Bancorp	5

Table 2     Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
(Dollars in Millions)	2008	2007	Change	2008	2007	Change

Credit and debit card revenue	$269	$237	13.5%	$783	$673	16.3%
Corporate payment products revenue	179	166	7.8	517	472	9.5
ATM processing services	94	84	11.9	271	243	11.5
Merchant processing services	300	289	3.8	880	827	6.4
Trust and investment management fees	329	331	(.6)	1,014	995	1.9
Deposit service charges	286	276	3.6	821	800	2.6
Treasury management fees	128	118	8.5	389	355	9.6
Commercial products revenue	132	107	23.4	361	312	15.7
Mortgage banking revenue	61	76	(19.7)	247	211	17.1
Investment products fees and commissions	37	36	2.8	110	108	1.9
Securities gains (losses), net	(411)	7	*	(725)	11	*
Other	8	150	(94.7)	680	478	42.3

Total noninterest income	$1,412	$1,877	(24.8)%	$5,348	$5,485	(2.5)%

*    Not meaningful

processing services revenue growth reflected higher transaction volume and business expansion. Deposit service charges increased year-over-year primarily due to account growth and higher transaction-related fees. Higher transaction-related fees and the impact of continued growth in net new checking accounts were muted somewhat as deposit account-related revenue continued to migrate to yield-related loan fees, as customers utilized new consumer products. Treasury management fees increased due primarily to the favorable impact of declining rates on customer compensating balances, as well as core business growth. Commercial products revenue increased year-over-year due to higher customer syndication fees, letters of credit, capital markets and other commercial loan fees. Mortgage banking revenue for the third quarter of 2008 decreased from the same period of the prior year, due to an unfavorable net change in the valuation of mortgage servicing rights (“MSRs”) and related economic hedging activities, partially offset by increases in mortgage servicing income and production revenue. Mortgage banking revenue for the first nine months of 2008 increased from the same period of the prior year, due to an increase in mortgage servicing income and production revenue, partially offset by the unfavorable net change in the valuation of MSRs and related economic hedging activities. Securities gains (losses) were lower year-over-year due primarily to the impact of the impairment charges on various investment securities recognized in the third quarter and during the first nine months of 2008. Other income for the third quarter of 2008 declined from the third quarter of 2007, due to the adverse impact of higher retail lease residual losses, lower equity investment revenue and market valuation losses related to the bankruptcy of an investment banking firm. Other income for the first nine months of 2008 was higher than the same period of the prior year due to the $492 million Visa Gain recognized in the first quarter of 2008, partially offset by higher retail lease residual losses, lower equity investment revenue, market valuation losses and the $62 million unfavorable impact to trading income upon adoption of SFAS 157.

Noninterest Expense Noninterest expense was $1,823 million in the third quarter and $5,454 million in the first nine months of 2008, reflecting increases of $47 million (2.6 percent) and $436 million (8.7 percent), respectively, from the same periods of 2007. Compensation expense was higher due to growth in ongoing bank operations, acquired businesses and other bank initiatives and the adoption of SFAS 157 in the first quarter of 2008. Under this new accounting standard, compensation expense is no longer deferred for the origination of MLHFS. Employee benefits expense increased year-over-year as higher payroll taxes and medical costs were partially offset by lower pension costs. Net occupancy and equipment expense increased over the prior year primarily due to acquisitions and branch-based and other business expansion initiatives. Professional services expense increased over the prior year due to increased litigation-related costs. Marketing and business development expense increased year-over-year due to costs incurred in the third quarter of 2008 for a national advertising campaign. In addition, marketing and business development expense further increased for the first nine months of 2008, due to $25 million recognized in the first quarter of 2008 for a charitable contribution to the Company’s foundation. Technology and communications expense increased primarily due to higher processing volumes and business expansion. Other expense decreased in the third quarter

6	U.S. Bancorp

Table 3     Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
(Dollars in Millions)	2008	2007	Change	2008	2007	Change

Compensation	$763	$656	16.3%	$2,269	$1,950	16.4%
Employee benefits	125	119	5.0	391	375	4.3
Net occupancy and equipment	199	189	5.3	579	550	5.3
Professional services	61	56	8.9	167	162	3.1
Marketing and business development	75	71	5.6	220	191	15.2
Technology and communications	153	140	9.3	442	413	7.0
Postage, printing and supplies	73	70	4.3	217	210	3.3
Other intangibles	88	94	(6.4)	262	283	(7.4)
Other	286	381	(24.9)	907	884	2.6

Total noninterest expense	$1,823	$1,776	2.6%	$5,454	$5,018	8.7%

Efficiency ratio (a)	48.1%	50.0%		46.3%	47.9%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

of 2008, compared with the same period in the prior year, due primarily to the $115 million Visa Charge recognized in the third quarter of 2007. Other expense was higher in the first nine months of 2008, compared with the same period of the prior year, as increases in credit-related costs for other real estate owned and loan collection activities, investments in tax-advantaged projects, and litigation and fraud costs, were partially offset by the $115 million Visa Charge recognized in the prior year.

Income Tax Expense The provision for income taxes was $198 million (an effective rate of 25.6 percent) for the third quarter and $1,060 million (an effective rate of 28.8 percent) for the first nine months of 2008, compared with $473 million (an effective rate of 30.1 percent) and $1,466 million (an effective rate of 30.2 percent) for the same periods of 2007. The decreases in the effective rates for the third quarter and first nine months of 2008, compared with the same periods of the prior year, reflected the marginal impact of lower pre-tax income, higher tax-exempt income from investment securities and insurance products, and incremental tax credits from affordable housing and other tax-advantaged investments. For further information on income taxes, refer to Note 8 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $169.9 billion at September 30, 2008, compared with $153.8 billion at December 31, 2007, an increase of $16.1 billion (10.4 percent). The increase was driven by growth in all major loan categories. The $5.4 billion (10.5 percent) increase in commercial loans was primarily driven by new and existing business customers utilizing bank credit facilities, rather than the capital markets, to fund business growth and liquidity requirements, as well as growth in corporate payment card balances.
Commercial real estate loans increased $3.0 billion (10.2 percent) at September 30, 2008, compared with December 31, 2007, reflecting changing market conditions that have limited borrower access to the capital markets, and the impact of an acquisition late in the second quarter of 2008.
Residential mortgages held in the loan portfolio increased $.6 billion (2.5 percent) at September 30, 2008, compared with December 31, 2007, reflecting an increase in mortgage banking activity and higher consumer finance originations.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $7.1 billion (14.0 percent) at September 30, 2008, compared with December 31, 2007. The increase reflected higher student loans due to the purchase of a portfolio during the first nine months of 2008 and the reclassification of certain student loans held for sale into the student loan portfolio in response to a change in business strategy. The increase also reflected growth in home equity, credit card and installment loans. These increases were partially offset by a decrease in retail leasing balances.

Loans Held for Sale At September 30, 2008, loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $3.1 billion, compared with $4.8 billion at December 31, 2007. The decrease in loans held for sale was principally due to a change in business strategy to discontinue selling federally guaranteed student loans in the secondary market, and instead, hold them in the loan portfolio.

U.S. Bancorp	7

Investment Securities Investment securities, both available-for-sale and held-to-maturity, totaled $39.3 billion at September 30, 2008, compared with $43.1 billion at December 31, 2007, reflecting purchases of $3.5 billion of securities, more than offset by sales, maturities, prepayments, securities impairments realized by the Company and unrealized losses on the available-for-sale portfolio due to changes in interest rates and liquidity premiums given current market conditions. As of September 30, 2008, approximately 38 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 39 percent at December 31, 2007. Adjustable-rate financial instruments include collateralized mortgage obligations, mortgage-backed securities, agency securities, money market accounts, asset-backed securities, corporate debt securities and preferred stock.
The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. At September 30, 2008, the available-for-sale securities portfolio included a $2.5 billion net unrealized loss, compared with a net unrealized loss of $1.1 billion at December 31, 2007. The substantial portion of securities with unrealized losses were either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings and limited credit exposure. Some securities classified within obligations of state and political subdivisions are supported by mono-line insurers. As mono-line insurers have experienced credit rating downgrades, management continuously monitors the underlying credit quality of the issuers and the support of the mono-line insurers. As of September 30, 2008, approximately 8 percent of the available-for-sale securities portfolio represented perpetual preferred securities and trust preferred securities, primarily issued by the financial services sector, or structured investment securities. The unrealized losses for these securities were approximately $827 million at the end of the third quarter of 2008.
During the third quarter and first nine months of 2008, the Company’s assessment of the investment securities portfolio has resulted in the realization of other-than-temporary impairments for several classes of investment securities.
In the third quarter and first nine months of 2008, the Company recorded $196 million and $207 million, respectively, of other-than-temporarily impaired charges on certain investment securities, including certain non-agency mortgage-backed securities and perpetual preferred stock, representing the stock of GSEs and certain failed institutions.
With respect to structured investment securities held by the Company, there is no active market for these securities so their valuation is determined through discounted cash flows using estimates of expected cash flows, discount rates and management’s assessment of various market factors, which are judgmental in nature. The lack of an active market for these structured investment securities is reflected in the rate used to discount the expected cash flows. As a result of the valuation of these securities and impairment assessment, the Company has recorded $215 million and $534 million of impairment charges during the third quarter and first nine months of 2008, respectively. These impairment charges were a result of wider market spreads for these types of securities due to market illiquidity, as well as changes in expected cash flows resulting from the continuing decline in housing prices and an increase in foreclosure activity. Further adverse changes in market conditions may result in additional impairment charges in future periods. The Company expects that approximately $439 million of principal payments will not be received for certain structured investment and non-agency mortgage-backed securities. During the first nine months of 2008, the Company exchanged its interest in certain structured investment securities and received its pro rata share of the underlying investment securities as an in-kind distribution according to the applicable restructuring agreements.
Refer to Note 3 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $139.5 billion at September 30, 2008, compared with $131.4 billion at December 31, 2007, an increase of $8.1 billion (6.1 percent). The increase in total deposits was primarily the result of increases in interest checking accounts, non-interest-bearing deposits, money market savings accounts and time deposits greater than $100,000, partially offset by a decrease in time certificates of deposit less than $100,000. The $2.5 billion (8.5 percent) increase in interest checking account balances was due primarily to higher broker-dealer balances. Noninterest-bearing deposits increased $2.1 billion (6.4 percent), primarily reflecting higher trust demand deposit balances. The $2.1 billion (8.8 percent) increase in money market savings account balances reflected higher broker-dealer and branch-based balances and the impact of an acquisition. Time deposits greater than $100,000 increased $1.7 billion (6.5 percent) at September 30, 2008, compared with December 31, 2007. Time deposits greater than $100,000 are largely viewed as purchased funds and are

8	U.S. Bancorp

managed to levels deemed appropriate given alternative funding sources. Time certificates of deposit less than $100,000 decreased $1.3 billion (9.2 percent) at September 30, 2008, compared with December 31, 2007, primarily within Consumer Banking, reflecting the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to wholesale funding sources given the current market environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $37.4 billion at September 30, 2008, compared with $32.4 billion at December 31, 2007. Short-term funding is managed within approved liquidity policies. The increase of $5.0 billion (15.6 percent) in short-term borrowings reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Long-term debt was $40.1 billion at September 30, 2008, compared with $43.4 billion at December 31, 2007, primarily reflecting repayments of $3.3 billion of convertible senior debentures and maturities of $6.2 billion of medium-term notes and $.3 billion of subordinated debt, partially offset by the issuance of $7.0 billion of medium-term notes, in the first nine months of 2008. The $3.3 billion (7.7 percent) decrease in long-term debt reflected asset/liability management decisions to fund balance sheet growth with other funding sources. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	9

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at September 30, 2008:

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total

Consumer Finance
Less than or equal to 80%	$886	$2,639	$3,525	35.6%
Over 80% through 90%	754	1,588	2,342	23.6
Over 90% through 100%	790	3,092	3,882	39.2
Over 100%	–	158	158	1.6

Total	$2,430	$7,477	$9,907	100.0%
Other Retail
Less than or equal to 80%	$2,362	$9,746	$12,108	90.1%
Over 80% through 90%	88	568	656	4.9
Over 90% through 100%	152	518	670	5.0
Over 100%	–	–	–	–

Total	$2,602	$10,832	$13,434	100.0%
Total Company
Less than or equal to 80%	$3,248	$12,385	$15,633	67.0%
Over 80% through 90%	842	2,156	2,998	12.8
Over 90% through 100%	942	3,610	4,552	19.5
Over 100%	–	158	158	.7

Total	$5,032	$18,309	$23,341	100.0%

Note:	Loan-to-values determined as of the date of origination and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Consumer Finance (a)
Less than or equal to 80%	$332	$170	$502	23.4%
Over 80% through 90%	287	173	460	21.5
Over 90% through 100%	423	527	950	44.3
Over 100%	75	157	232	10.8

Total	$1,117	$1,027	$2,144	100.0%
Other Retail
Less than or equal to 80%	$10,446	$1,976	$12,422	77.3%
Over 80% through 90%	1,581	552	2,133	13.3
Over 90% through 100%	887	546	1,433	8.9
Over 100%	52	23	75	.5

Total	$12,966	$3,097	$16,063	100.0%
Total Company
Less than or equal to 80%	$10,778	$2,146	$12,924	71.0%
Over 80% through 90%	1,868	725	2,593	14.2
Over 90% through 100%	1,310	1,073	2,383	13.1
Over 100%	127	180	307	1.7

Total	$14,083	$4,124	$18,207	100.0%

(a)	Consumer finance category included credit originated and managed by U.S. Bank Consumer Finance, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined at current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division approximately $3.0 billion of residential mortgages were to customers that may be defined as sub-prime borrowers at September 30, 2008, compared with $3.3 billion at December 31, 2007. The following table provides further information on residential mortgages for the consumer finance division:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division

Sub-Prime Borrowers
Less than or equal to 80%	$4	$1,113	$1,117	11.3%
Over 80% through 90%	6	745	751	7.6
Over 90% through 100%	20	1,049	1,069	10.8
Over 100%	–	105	105	1.0

Total	$30	$3,012	$3,042	30.7%
Other Borrowers
Less than or equal to 80%	$882	$1,526	$2,408	24.3%
Over 80% through 90%	748	843	1,591	16.1
Over 90% through 100%	770	2,043	2,813	28.4
Over 100%	–	53	53	.5

Total	$2,400	$4,465	$6,865	69.3%

Total Consumer Finance	$2,430	$7,477	$9,907	100.0%

In addition to residential mortgages, the consumer finance division had $.8 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers at September 30, 2008, compared with $.9 billion at December 31, 2007. The following table provides further information on home equity and second mortgages for the consumer finance division:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Sub-Prime Borrowers
Less than or equal to 80%	$25	$116	$141	6.6%
Over 80% through 90%	25	116	141	6.6
Over 90% through 100%	9	335	344	16.0
Over 100%	51	106	157	7.3

Total	$110	$673	$783	36.5%
Other Borrowers
Less than or equal to 80%	$307	$54	$361	16.8%
Over 80% through 90%	262	57	319	14.9
Over 90% through 100%	414	192	606	28.3
Over 100%	24	51	75	3.5

Total	$1,007	$354	$1,361	63.5%

Total Consumer Finance	$1,117	$1,027	$2,144	100.0%

Including residential mortgages, and home equity and second mortgage loans, the total amount of loans to customers that may be defined as sub-prime borrowers represented only 1.5 percent of total assets at September 30, 2008, compared with 1.7 percent at December 31, 2007. The Company does not have any residential mortgages whose payment schedule would cause balances to increase over time.

10	U.S. Bancorp

Table 4      Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2008	2007
Commercial
Commercial	.13%	.08%
Lease financing	–	–

Total commercial	.11	.07
Commercial real estate
Commercial mortgages	.02	.02
Construction and development	.13	.02

Total commercial real estate	.05	.02
Residential mortgages	1.34	.86
Retail
Credit card	1.92	1.94
Retail leasing	.12	.10
Other retail	.37	.37

Total retail	.68	.68

Total loans	.46%	.38%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2008	2007
Commercial	.76%	.43%
Commercial real estate	2.25	1.02
Residential mortgages (a)	2.00	1.10
Retail (b)	.81	.73

Total loans	1.23%	.74%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 5.65 percent at September 30, 2008, and 3.78 percent at December 31, 2007.
(b)	Beginning in 2008, delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was .92 percent at September 30, 2008.

Loan Delinquencies Trends in delinquency ratios represent an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $787 million at September 30, 2008, compared with $584 million at December 31, 2007. Consistent with banking industry practices, these loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was .46 percent at September 30, 2008, compared with .38 percent at December 31, 2007.

U.S. Bancorp	11

To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection, including nonperforming status. The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Residential Mortgages
30-89 days	$418	$233	1.79%	1.02%
90 days or more	312	196	1.34	.86
Nonperforming	155	54	.66	.24

Total	$885	$483	3.79%	2.12%

Retail
Credit card
30-89 days	$315	$268	2.52%	2.44%
90 days or more	240	212	1.92	1.94
Nonperforming	51	14	.41	.13

Total	$606	$494	4.85%	4.51%
Retail leasing
30-89 days	$42	$39	.83%	.65%
90 days or more	6	6	.12	.10
Nonperforming	–	–	–	–

Total	$48	$45	.95%	.75%
Home equity and second mortgages
30-89 days	$127	$107	.70%	.65%
90 days or more	85	64	.47	.39
Nonperforming	13	11	.07	.07

Total	$225	$182	1.24%	1.11%
Other retail
30-89 days	$208	$177	.94%	1.02%
90 days or more	64	62	.29	.36
Nonperforming	10	4	.04	.02

Total	$282	$243	1.27%	1.40%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Residential mortgages
30-89 days	3.03%	1.58%	.88%	.61%
90 days or more	2.15	1.33	.74	.51
Nonperforming	1.14	.31	.31	.18

Total	6.32%	3.22%	1.93%	1.30%

Retail
Credit card
30-89 days	–%	–%	2.52%	2.44%
90 days or more	–	–	1.92	1.94
Nonperforming	–	–	.41	.13

Total	–%	–%	4.85%	4.51%
Retail leasing
30-89 days	–%	–%	.83%	.65%
90 days or more	–	–	.12	.10
Nonperforming	–	–	–	–

Total	–%	–%	.95%	.75%
Home equity and second mortgages
30-89 days	2.66%	2.53%	.44%	.41%
90 days or more	1.86	1.78	.28	.21
Nonperforming	.14	.11	.06	.06

Total	4.66%	4.42%	.78%	.68%
Other retail
30-89 days	6.09%	6.38%	.83%	.88%
90 days or more	1.68	1.66	.26	.33
Nonperforming	–	–	.04	.02

Total	7.77%	8.04%	1.13%	1.23%

(a)	Consumer finance category included credit originated and managed by U.S. Bancorp Consumer Finance, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

12	U.S. Bancorp

Within the consumer finance division at September 30, 2008, approximately $381 million and $102 million of these delinquent and nonperforming residential mortgages and retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $227 million and $89 million, respectively, at December 31, 2007.

The Company expects delinquencies to continue to increase due to deteriorating economic conditions and continuing stress in the residential mortgage portfolio and residential construction industry.

Restructured Loans Accruing Interest In certain circumstances, management may modify the terms of a loan to maximize the collection of the loan balance. In most cases, the modification is either a reduction in interest rate, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans, except those where the principal balance has been reduced, accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Loans restructured at a rate equal to or greater than a market rate for a new loan with comparable risk at the time the contract is modified, are classified as restructured loans in the calendar year the restructuring occurs, but are excluded from restructured loans in subsequent years once repayment performance, in accordance with the modified agreement, has been demonstrated. Loans that have interest rates reduced below market rates for borrowers with comparable risk remain classified as restructured loans for the remaining life of the loan.

The majority of the Company’s loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes. However, in late 2007, the Company began implementing a mortgage loan restructuring program for certain qualifying borrowers. In general, certain borrowers in the consumer finance division facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date.

The following table provides a summary of restructured loans that are performing, and therefore, continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Commercial	$35	$21	.06%	.04%
Commercial real estate	81	–	.25	–
Residential mortgages	589	157	2.52	.69
Credit card	412	324	3.30	2.96
Other retail	63	49	.14	.12

Total	$1,180	$551	.69%	.36%

Restructured loans that continue to accrue interest were $629 million higher at September 30, 2008, compared with December 31, 2007, reflecting the impact of restructurings for certain commercial real estate, residential mortgage and credit card customers in light of current economic conditions. The Company expects this trend to continue in the near term as residential home valuations continue to decline and certain borrowers take advantage of the Company’s mortgage loan restructuring programs.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At September 30, 2008, total nonperforming assets were $1,492 million, compared with $690 million at December 31, 2007. The ratio of total nonperforming assets to total loans and other real estate was .88 percent at September 30, 2008, compared with .45 percent at December 31, 2007. The increase in nonperforming assets was driven primarily by the residential construction portfolio and related industries, as well as the residential mortgage portfolio, an increase in foreclosed residential properties and the impact of the economic slowdown on other commercial customers.
Included in nonperforming loans were restructured loans that are not accruing interest of $100 million at September 30, 2008, compared with $17 million at December 31, 2007. At September 30, 2008, the Company had $4 million of commitments to lend additional funds under restructured loans, compared with no commitments at December 31, 2007.
Other real estate included in nonperforming assets was $164 million at September 30, 2008, compared with $111 million at December 31, 2007, and was primarily related to properties that the Company has taken ownership of which previously secured residential mortgages and home equity and second mortgage loan

U.S. Bancorp	13

Table 5     Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2008	2007
Commercial
Commercial	$280	$128
Lease financing	85	53

Total commercial	365	181
Commercial real estate
Commercial mortgages	164	84
Construction and development	545	209

Total commercial real estate	709	293
Residential mortgages	155	54
Retail
Credit card	51	14
Retail leasing	–	–
Other retail	23	15

Total retail	74	29

Total nonperforming loans	1,303	557
Other real estate (b)	164	111
Other assets	25	22

Total nonperforming assets	$1,492	$690

Accruing loans 90 days or more past due	$787	$584
Nonperforming loans to total loans	.77%	.36%
Nonperforming assets to total loans plus other real estate (b)	.88%	.45%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2007	$485	$205	$690
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,139	221	1,360
Advances on loans	18	–	18

Total additions	1,157	221	1,378
Reductions in nonperforming assets
Paydowns, payoffs	(187)	(26)	(213)
Net sales	(23)	–	(23)
Return to performing status	(24)	(6)	(30)
Charge-offs (c)	(275)	(35)	(310)

Total reductions	(509)	(67)	(576)

Net additions to nonperforming assets	648	154	802

Balance September 30, 2008	$1,133	$359	$1,492

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $170 million and $102 million at September 30, 2008, and December 31, 2007, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

balances. The increase in other real estate assets reflected continuing stress in the residential construction and related supplier industries and higher residential mortgage loan foreclosures as customers experienced financial difficulties, given inflationary factors, changing interest rates and other current economic conditions.

The following table provides an analysis of other real estate owned (“OREO”) as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2008	2007	2008	2007
Residential
Minnesota	$18	$12	.34%	.23%
Michigan	13	22	2.48	3.47
California	10	5	.23	.15
Ohio	8	10	.31	.40
Florida	7	6	.94	.70
All other states	65	55	.23	.21

Total residential	121	110	.29	.28
Commercial	43	1	.13	–

Total OREO	$164	$111	.10%	.07%

14	U.S. Bancorp

Table 6     Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Commercial
Commercial	.47%	.25%	.42%	.25%
Lease financing	1.36	.76	1.18	.52

Total commercial	.58	.31	.51	.29
Commercial real estate
Commercial mortgages	.16	.02	.12	.06
Construction and development	2.36	.04	1.09	.04

Total commercial real estate	.81	.03	.41	.06
Residential mortgages	1.21	.30	.86	.27
Retail
Credit card	4.85	3.09	4.56	3.36
Retail leasing	.69	.19	.58	.20
Home equity and second mortgages	1.07	.49	.98	.44
Other retail	1.41	1.00	1.28	.93

Total retail	1.98	1.15	1.81	1.13

Total loans	1.19%	.54%	.98%	.52%

Within other real estate, approximately $47 million at September 30, 2008, and $61 million at December 31, 2007, were from portfolios that may be defined as sub-prime.

The Company expects nonperforming assets to continue to increase due to general economic conditions and continuing stress in the residential mortgage portfolio and residential construction and related industries.

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $498 million and $1,187 million during the third quarter and first nine months of 2008, respectively, compared with net charge-offs of $199 million and $567 million, respectively, for the same periods of 2007. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis in the third quarter and first nine months of 2008 was 1.19 percent and .98 percent, respectively, compared with .54 percent and .52 percent, respectively, for the same periods of 2007. The year-over-year increases in total net charge-offs were driven by the factors affecting the residential housing markets, as well as credit costs associated with credit card and other consumer loan growth over the past several quarters.
Commercial and commercial real estate loan net charge-offs for the third quarter of 2008 increased to $144 million (.66 percent of average loans outstanding on an annualized basis), compared with $39 million (.20 percent of average loans outstanding on an annualized basis) for the third quarter of 2007. Commercial and commercial real estate loan net charge-offs for the first nine months of 2008 increased to $298 million (.47 percent of average loans outstanding on an annualized basis), compared with $113 million (.20 percent of average loans outstanding on an annualized basis) for the first nine months of 2007. The year-over-year increases in commercial and commercial real estate losses reflected the continuing stress within the portfolios, especially residential homebuilding and related industry sectors.
Residential mortgage loan net charge-offs for the third quarter of 2008 were $71 million (1.21 percent of average loans outstanding on an annualized basis), compared with $17 million (.30 percent of average loans outstanding on an annualized basis) for the third quarter of 2007. Residential mortgage loan net charge-offs for the first nine months of 2008 were $150 million (.86 percent of average loans outstanding on an annualized basis), compared with $44 million (.27 percent of average loans outstanding on an annualized basis) for the first nine months of 2007. The year-over-year increases in residential mortgage losses were primarily related to loans originated within the consumer finance division and reflected the impact of rising foreclosures on sub-prime mortgages and current economic conditions.
Retail loan net charge-offs for the third quarter of 2008 were $283 million (1.98 percent of average loans outstanding on an annualized basis), compared with $143 million (1.15 percent of average loans outstanding on an annualized basis) for the third quarter of 2007. Retail loan net charge-offs for the first nine months of 2008 were $739 million (1.81 percent of average loans outstanding on an annualized basis), compared with $410 million (1.13 percent of average loans outstanding on an annualized basis) for the first nine months of 2007. The year-over-year increase in retail loan credit losses reflected the Company’s growth in credit card and other consumer loan balances, as well as the adverse impact of current economic conditions on consumers.

U.S. Bancorp	15

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Consumer Finance (a)
Residential mortgages	$9,941	$9,360	2.40%	.64%	$9,943	$8,943	1.65%	.58%
Home equity and second mortgages	2,139	1,837	5.77	3.02	2,015	1,848	5.70	2.53
Other retail	471	421	5.91	3.77	450	410	5.34	2.93
Other Retail
Residential mortgages	$13,368	$12,898	.33%	.06%	$13,255	$12,945	.27%	.05%
Home equity and second mortgages	15,719	14,211	.43	.17	15,151	13,933	.35	.16
Other retail	21,184	16,619	1.31	.93	19,692	16,286	1.19	.88
Total Company
Residential mortgages	$23,309	$22,258	1.21%	.30%	$23,198	$21,888	.86%	.27%
Home equity and second mortgages	17,858	16,048	1.07	.49	17,166	15,781	.98	.44
Other retail	21,655	17,040	1.41	1.00	20,142	16,696	1.28	.93

(a)	Consumer finance category included credit originated and managed by U.S. Bank Consumer Finance, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
Within the consumer finance division, the Company originates loans to customers that may be defined as sub-prime borrowers. The following table provides further information on net charge-offs as a percent of average loans outstanding for this division:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Residential mortgages
Sub-prime borrowers	$3,070	$3,203	4.28%	1.24%	$3,147	$3,115	3.01%	1.16%
Other borrowers	6,871	6,157	1.56	.32	6,796	5,828	1.02	.28

Total	$9,941	$9,360	2.40%	.64%	$9,943	$8,943	1.65%	.58%
Home equity and second mortgages
Sub-prime borrowers	$778	$914	10.23%	3.91%	$813	$912	9.69%	3.23%
Other borrowers	1,361	923	3.22	2.15	1,202	936	3.00	1.86

Total	$2,139	$1,837	5.77%	3.02%	$2,015	$1,848	5.70%	2.53%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover these inherent losses. Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2008, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances compared with December 31, 2007. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At September 30, 2008, the allowance for credit losses was $2,898 million (1.71 percent of loans), compared with an allowance of $2,260 million (1.47 percent of loans) at December 31, 2007. The $638 million (28.2 percent) increase in the allowance for credit losses reflected deterioration in the credit quality within the loan portfolios related to the continued stress in the residential housing markets, homebuilding and related industry sectors. It also reflected growth of the commercial and consumer loan portfolios. The ratio of the allowance for credit losses to nonperforming loans was 222 percent at September 30, 2008, compared with 406 percent at December 31, 2007. The ratio of the allowance for credit losses to annualized loan net charge-offs was 146 percent at September 30, 2008, compared with 285 percent at December 31, 2007.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2008, no significant change in the amount of residuals or concentration of the portfolios had occurred since December 31, 2007.

16	U.S. Bancorp

Table 7    Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2008	2007	2008	2007
Balance at beginning of period	$2,648	$2,260	$2,260	$2,256
Charge-offs
Commercial
Commercial	63	38	167	117
Lease financing	29	16	75	45

Total commercial	92	54	242	162
Commercial real estate
Commercial mortgages	9	3	20	13
Construction and development	56	1	76	3

Total commercial real estate	65	4	96	16
Residential mortgages	72	17	152	45
Retail
Credit card	164	93	447	280
Retail leasing	11	5	28	16
Home equity and second mortgages	49	22	130	58
Other retail	91	61	236	168

Total retail	315	181	841	522

Total charge-offs	544	256	1,331	745
Recoveries
Commercial
Commercial	6	12	20	38
Lease financing	7	5	19	23

Total commercial	13	17	39	61
Commercial real estate
Commercial mortgages	–	2	1	4
Construction and development	–	–	–	–

Total commercial real estate	–	2	1	4
Residential mortgages	1	–	2	1
Retail
Credit card	15	16	51	48
Retail leasing	2	2	4	6
Home equity and second mortgages	1	2	4	6
Other retail	14	18	43	52

Total retail	32	38	102	112

Total recoveries	46	57	144	178
Net Charge-offs
Commercial
Commercial	57	26	147	79
Lease financing	22	11	56	22

Total commercial	79	37	203	101
Commercial real estate
Commercial mortgages	9	1	19	9
Construction and development	56	1	76	3

Total commercial real estate	65	2	95	12
Residential mortgages	71	17	150	44
Retail
Credit card	149	77	396	232
Retail leasing	9	3	24	10
Home equity and second mortgages	48	20	126	52
Other retail	77	43	193	116

Total retail	283	143	739	410

Total net charge-offs	498	199	1,187	567

Provision for credit losses	748	199	1,829	567
Acquisitions and other changes	–	–	(4)	4

Balance at end of period	$2,898	$2,260	$2,898	$2,260

Components
Allowance for loan losses	$2,767	$2,041
Liability for unfunded credit commitments	131	219

Total allowance for credit losses	$2,898	$2,260

Allowance for credit losses as a percentage of
Period-end loans	1.71%	1.52%
Nonperforming loans	222	441
Nonperforming assets	194	353
Annualized net charge-offs	146	286

U.S. Bancorp	17

However, the Company’s portfolio has experienced deterioration in residual values of sport utility vehicles and luxury models as higher fuel prices increased during the year through mid-third quarter of 2008. These higher fuel prices have resulted in lower used vehicle prices and higher end-of-term average losses during the past nine months. As of September 30, 2008, the Company has recognized residual value impairments of approximately 4 percent of the residual portfolio. During the third quarter of 2008, used vehicle values improved somewhat as fuel prices began to decline. As a result of recent changes in fuel prices, the Company expects residual valuations to stabilize somewhat over the next few quarters. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on residual value risk management and portfolio deterioration.

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

Net Interest Income Simulation Analysis Through this simulation, management estimates the impact on net interest income of gradual upward or downward changes of market interest rates over a one-year period, the effect of immediate and sustained parallel shifts in the yield curve and the effect of immediate and sustained flattening or steepening of the yield curve. The table below summarizes the interest rate risk of net interest income based on forecasts over the succeeding 12 months. At September 30, 2008, the Company’s overall interest rate risk position was liability sensitive to changes in interest rates. ALPC policy limits the estimated change in net interest income to 4.0 percent of forecasted net interest income over the succeeding 12 months. At September 30, 2008, and December 31, 2007, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC policy limits the change in market value of equity in a 200 basis point parallel rate shock to 15.0 percent of the market value of equity assuming interest rates at September 30, 2008. The up 200 basis point scenario resulted in a 7.7 percent decrease in the market value of equity at September 30, 2008, compared with a 7.6 percent decrease at December 31, 2007. The down 200 basis point scenario resulted in a 1.3 percent decrease in the market value of equity at September 30, 2008, compared with a 3.5 percent decrease at December 31, 2007. At September 30, 2008, and December 31, 2007, the Company was within its policy.
The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets,

Sensitivity of Net Interest Income

	September 30, 2008					December 31, 2007
	Down 50	Up 50	Down 200		Up 200	Down 50	Up 50	Down 200	Up 200
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual	Gradual

Net interest income	.50%	(.48)%		*	(.68)%	.54%	(1.01)%	1.28%	(2.55)%

*	Given the current level of interest rates, a downward 200 basis point scenario can not be computed.

18	U.S. Bancorp

Table 8    Derivative Positions

	September 30, 2008			December 31, 2007
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Amount	Value	In Years	Amount	Value	In Years
Asset and Liability Management Positions
Interest rate contracts
Receive fixed/pay floating swaps	$4,500	$(28)	35.17	$3,750	$17	40.87
Pay fixed/receive floating swaps	13,554	(331)	3.25	15,979	(307)	3.00
Futures and forwards
Buy	10,655	(40)	.05	12,459	(51)	.12
Sell	7,225	2	.12	11,427	(33)	.16
Options
Written	13,385	3	.07	10,689	10	.12
Foreign exchange contracts
Cross-currency swaps	1,830	107	8.06	1,913	196	8.80
Forwards	1,034	(9)	.04	1,111	(15)	.03
Equity contracts	58	12	1.57	73	(3)	2.33
Credit default swaps	51	2	2.54	56	1	3.60

Customer-related Positions
Interest rate contracts
Receive fixed/pay floating swaps	$18,822	$303	4.93	$14,260	$386	5.10
Pay fixed/receive floating swaps	18,815	(284)	5.01	14,253	(309)	5.08
Options
Purchased	2,162	(9)	1.90	1,939	1	2.25
Written	2,158	9	1.91	1,932	1	2.25
Risk participation agreements (a)
Purchased	587	1	5.08	370	1	6.23
Written	1,017	(1)	3.28	628	(1)	4.98
Foreign exchange rate contracts
Forwards and swaps
Buy	3,961	172	.37	3,486	109	.44
Sell	3,905	(163)	.37	3,426	(95)	.44
Options
Purchased	456	15	.96	308	6	.68
Written	456	(15)	.96	293	(6)	.71

(a)	At September 30, 2008, the credit equivalent amount was $6 million and $80 million, compared with $4 million and $69 million at December 31, 2007, for purchased and written risk participation agreements, respectively.

NOTE:	On September 25, 2008, the Company entered into a support agreement with a money market fund managed by FAF Advisors, Inc., an affiliate of the Company. Although this financial guarantee is a derivative and accounted for at fair value, it is excluded from the table above. Refer to Note 10, Guarantees and Contingent Liabilities in the Notes to Consolidated Financial Statements.

liabilities and derivative positions of the Company. At September 30, 2008, the duration of assets, liabilities and equity was 1.7 years, 1.7 years and 1.8 years, respectively, compared with 1.8 years, 1.9 years and 1.2 years, respectively, at December 31, 2007. The change in duration of equity reflects a change in market rates and credit spreads. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on market value of equity modeling.

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
By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $52.3 billion of total notional amount of asset and liability management positions at September 30, 2008, $19.2 billion was designated as either fair value or cash flow hedges or net investment hedges of foreign operations. The cash flow hedge derivative positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate debt. The fair value

U.S. Bancorp	19

hedges are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and subordinated obligations.
At September 30, 2008, the Company had $204 million in accumulated other comprehensive income related to realized and unrealized losses on derivatives classified as cash flow hedges. Unrealized gains and losses are reflected in earnings when the related cash flows or hedged transactions occur and offset the related performance of the hedged items. The estimated amount to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2008 and the next 12 months is a loss of $15 million and $56 million, respectively.
The change in the fair value of all other asset and liability management positions attributed to hedge ineffectiveness recorded in noninterest income was not material for the third quarter and first nine months of 2008. Gains or losses on customer-related positions were not material for the third quarter and first nine months of 2008. The impact of adopting SFAS 157 in the first quarter of 2008 reduced noninterest income by $62 million for the first nine months of 2008 as it required the Company to consider the primary market and nonperformance risk in determining the fair value of derivative positions. On an ongoing basis, the Company considers the risk of nonperformance in its derivative liability and asset positions. In its assessment of nonperformance risk, the Company considers its ability to net derivative positions under master netting agreements, as well as collateral received or provided under collateral support agreements.
The Company enters into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the third quarter and first nine months of 2008 was not material.
The Company uses forward commitments to sell residential mortgage loans to economically hedge its interest rate risk related to residential MLHFS. In connection with its mortgage banking operations, the Company held $5.9 billion of forward commitments to sell mortgage loans and $4.4 billion of unfunded mortgage loan commitments at September 30, 2008, that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities”. The unfunded mortgage loan commitments are reported at fair value as options in Table 8.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, and elected to measure certain MLHFS originated on or after January 1, 2008, at fair value. The fair value election for MLHFS will reduce certain timing differences and better match changes in the value of these mortgage loans with changes in the value of the derivatives used as economic hedges for these mortgage loans. The Company also utilizes U.S. Treasury futures, options on U.S. Treasury futures contracts, interest rate swaps and forward commitments to buy residential mortgage loans to economically hedge the change in fair value of its residential MSRs.

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
The Company’s market valuation risk for trading and non-trading positions, as estimated by the VaR analysis, was $2 million and $13 million, respectively, at September 30, 2008, compared with $1 million and $15 million at December 31, 2007, respectively. The Company’s VaR limit was $45 million at September 30, 2008. Refer to “Management’s Discussion and Analysis — Market Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on market risk management.

Liquidity Risk Management In conjunction with the Company’s liquidity management, ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk.

20	U.S. Bancorp

Table 9    Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2008	2007
Tier 1 capital	$18,877	$17,539
As a percent of risk-weighted assets	8.5%	8.3%
As a percent of adjusted quarterly average assets (leverage ratio)	8.0%	7.9%
Total risk-based capital	$27,403	$25,925
As a percent of risk-weighted assets	12.3%	12.2%
Tangible common equity	$12,662	$11,820
As a percent of tangible assets	5.3%	5.1%

During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums have widened and many banks have experienced certain liquidity constraints, substantially increased pricing to retain deposit balances or utilized the Federal Reserve System discount window to secure adequate funding. Because of the Company’s relative credit quality and strong balance sheet, the Company has not experienced any significant liquidity constraints through the end of the third quarter of 2008. During the past several quarters, the Company’s liquidity position has been strong as depositors and investors in the wholesale funding markets seek strong financial institutions. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion on liquidity risk management.
At September 30, 2008, parent company long-term debt outstanding was $10.6 billion, compared with $10.7 billion at December 31, 2007. The $.1 billion decrease reflected $3.8 billion of medium-term note issuances, offset by $3.3 billion of convertible senior debenture repayments and $.5 billion of medium-term note maturities during the first nine months of 2008. As of September 30, 2008, there was no parent company debt scheduled to mature in the remainder of 2008.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.5 billion at September 30, 2008.

Off-Balance Sheet Arrangements The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, initially funded by the issuance of commercial paper. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by mono-line insurance companies and (ii) collateralized mortgage obligations. The conduit held assets with a fair value of $.9 billion at September 30, 2008, and $1.2 billion at December 31, 2007. In March 2008, the conduit ceased issuing commercial paper and began to draw upon a Company-provided liquidity facility to replace outstanding commercial paper as it matured. The draws upon the liquidity facility resulted in the conduit becoming a non-qualifying special purpose entity. However, the Company is not the primary beneficiary and, therefore, does not consolidate the conduit. At September 30, 2008, the amount advanced to the conduit under the liquidity facility was $.9 billion, which is recorded on the Company’s balance sheet in commercial loans. The conduit’s remaining commercial paper ($9 million) will mature during 2008, resulting in additional draws against the liquidity facility. Proceeds from the conduit’s investment securities, including payments from mono-line insurance companies to the extent necessary, will be used to repay draws on the liquidity facility. The Company believes there is sufficient collateral and insurance to repay all liquidity draws.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. In the first nine months of 2008, the Company returned 89 percent of earnings to its common shareholders primarily through dividends and limited net share repurchases. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of capital ratios as of September 30, 2008, and December 31, 2007. All regulatory ratios continue to be in excess of regulatory “well-capitalized” requirements. Total shareholders’ equity was $21.7 billion at September 30, 2008, compared with $21.0 billion at December 31, 2007. The increase was the result of corporate earnings, proceeds received from the exercise of stock options and the issuance of $.5 billion of non-cumulative, perpetual preferred stock, partially offset by dividends and share repurchases.
On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008. Given the current market

U.S. Bancorp	21

conditions, the Company does not anticipate significant repurchases for the remainder of 2008 as the Company utilizes capital to support high quality customer loan growth.
On November 3, 2008, the Company announced its plan, as authorized by its Board of Directors, to issue $6.6 billion of cumulative preferred stock and related warrants to the United States Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. Under the program, the cumulative preferred stock’s dividend rate will be 5 percent per annum for five years, increasing to 9 percent per annum, thereafter, if the cumulative preferred shares are not redeemed by the Company. In addition to the cumulative preferred stock, the United States Treasury will receive warrants entitling it to purchase, during the next ten years, a number of shares of common stock of the Company equal to 15 percent of the amount of preferred stock issued, at a price per common share determined based on the average market price of the Company’s common stock, for a 20 day period prior to issuance of the preferred stock. Participation in this program limits the Company’s ability to increase its quarterly dividend and repurchase its common stock for up to three years or for as long as the preferred stock issued under the program remains outstanding, if shorter. It also subjects the Company to certain restrictions with respect to the compensation of certain executives. On a pro forma basis, the Company’s Tier 1 capital ratio at September 30, 2008, after the issuance of the $6.6 billion of preferred stock to the United States Treasury, would have been approximately 11.4 percent. Refer to Note 11 in the Notes to Consolidated Financial Statements for further information.

The following table provides a detailed analysis of all shares repurchased under this authorization during the third quarter of 2008:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
July	5,631	$28.28	61,639,027
August	1,133	31.68	61,637,894
September	60,415	35.59	61,577,479

Total	67,179	$34.91	61,577,479

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

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $237 million of the Company’s net income in the third quarter and $746 million in the first nine months of 2008, or decreases of $28 million (10.6 percent) and $63 million (7.8 percent), respectively, compared with the same periods of 2007. The decreases were primarily driven by an increase in the provision for credit losses and higher noninterest expense, partially offset by higher total net revenue.
Total net revenue increased $59 million (8.9 percent) in the third quarter and $93 million (4.6 percent) in the first nine months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, increased $50 million (10.9 percent) in the third quarter and $116 million (8.5 percent) in the first nine months of 2008, compared with the same periods of 2007, driven by strong growth in earning assets and deposits, partially offset by declining margins in the loan portfolio and a decrease in the margin benefit of deposits. Noninterest income increased $9 million (4.4 percent) in the third quarter and decreased $23 million (3.5 percent) in the first nine months of 2008, compared with the same periods of 2007. The increase in the third quarter of 2008,

22	U.S. Bancorp

compared to the same period of 2007, was primarily due to growth in treasury management, letter of credit, commercial lending-related and foreign exchange fees, partially offset by securities valuation losses and lower earnings from equity investments. The decline for the first nine months of 2008, compared to the same period in 2007, was primarily due to market-related valuation losses and lower earnings from equity investments, including an investment in a commercial real estate business, partially offset by higher treasury management and commercial lending-related fees, foreign exchange and commercial leasing revenue.
Total noninterest expense increased $20 million (8.4 percent) in the third quarter and $55 million (7.7 percent) in the first nine months of 2008, compared with the same periods of 2007. The increases were primarily due to higher compensation and employee benefits expenses attributable to the expansion of the business line’s national corporate banking presence, investments to enhance customer relationship management, and an acquisition. The provision for credit losses increased $83 million in the third quarter and $141 million in the first nine months of 2008, compared with the same periods of 2007. The unfavorable change was due to continued credit deterioration in the homebuilding and commercial home supplier industries. Nonperforming assets were $940 million at September 30, 2008, $652 million at June 30, 2008, and $292 million at September 30, 2007. Nonperforming assets as a percentage of period-end loans were 1.51 percent at September 30, 2008, 1.09 percent at June 30, 2008, and .56 percent at September 30, 2007. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $272 million of the Company’s net income in the third quarter and $983 million in the first nine months of 2008, or decreases of $199 million (42.3 percent) and $422 million (30.0 percent), respectively, compared with the same periods of 2007. Within Consumer Banking, the retail banking division contributed $241 million of the total net income in the third quarter and $873 million in the first nine months of 2008, or decreases of 44.9 percent and 33.7 percent, respectively, compared with the same periods in the prior year. Mortgage banking contributed $31 million and $110 million of the business line’s net income in the third quarter and first nine months of 2008, respectively, or a decrease of 8.8 percent and an increase of 25.0 percent, respectively, compared with the same periods in the prior year.
Total net revenue decreased $104 million (6.6 percent) in the third quarter and $126 million (2.7 percent) in the first nine months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, decreased $13 million (1.3 percent) in the third quarter and $52 million (1.8 percent) in the first nine months of 2008, compared with same periods of 2007. Net interest income declined year-over-year as increases in average loan balances and yield-related loan fees were more than offset by lower deposit balances and a decline in the margin benefit of deposits, given the declining interest rate environment. The increase in average loan balances reflected growth in most loan categories, with the largest increases in residential mortgages and retail loans. The favorable change in retail loans was principally driven by an increase in installment products, home equity lines and federally guaranteed student loan balances due to both the transfer of balances from loans held for sale and a portfolio purchase. The year-over-year decrease in average deposits primarily reflected a reduction in time deposit products. Average time deposit balances declined $2.7 billion (13.5 percent) in the third quarter and $2.2 billion (11.2 percent) in the first nine months of 2008, compared with the same periods of 2007. These declines reflected the Company’s funding and pricing decisions and competition for these deposits by other financial institutions that have more limited access to the wholesale funding sources given the current market environment. Fee-based noninterest income decreased $91 million (15.8 percent) in the third quarter and $74 million (4.4 percent) in the first nine months of 2008, compared with the same periods of 2007. The declines in fee-based revenue were driven by lower retail lease revenue, related to higher retail lease residual losses, partially offset by growth in revenue from ATM processing services and higher deposit service charges.
Total noninterest expense increased $82 million (11.2 percent) in the third quarter and $256 million (12.0 percent) in the first nine months of 2008, compared with the same periods of 2007. The increases included the net addition of 38 in-store and 6 traditional branches at September 30, 2008, compared with September 30, 2007. In addition, the increases were primarily attributable to higher compensation and employee benefit expense, which reflected business investments in customer service and various promotional

U.S. Bancorp	23

Table 10      Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
			Percent			Percent
Three Months Ended September 30 (Dollars in Millions)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$507	$457	10.9%	$976	$989	(1.3)%
Noninterest income	226	206	9.7	484	575	(15.8)
Securities gains (losses), net	(11)	–	*	–	–	–

Total net revenue	722	663	8.9	1,460	1,564	(6.6)
Noninterest expense	253	235	7.7	802	717	11.9
Other intangibles	6	4	50.0	14	17	(17.6)

Total noninterest expense	259	239	8.4	816	734	11.2

Income before provision and income taxes	463	424	9.2	644	830	(22.4)
Provision for credit losses	90	7	*	217	90	*

Income before income taxes	373	417	(10.6)	427	740	(42.3)
Income taxes and taxable-equivalent adjustment	136	152	(10.5)	155	269	(42.4)

Net income	$237	$265	(10.6)	$272	$471	(42.3)

Average Balance Sheet Data
Commercial	$39,931	$34,342	16.3%	$6,851	$6,577	4.2%
Commercial real estate	19,879	16,653	19.4	11,262	11,124	1.2
Residential mortgages	93	79	17.7	22,763	21,757	4.6
Retail	77	68	13.2	41,489	36,315	14.2

Total loans	59,980	51,142	17.3	82,365	75,773	8.7
Goodwill	1,494	1,329	12.4	2,420	2,420	–
Other intangible assets	94	36	*	1,854	1,744	6.3
Assets	65,340	56,044	16.6	92,769	87,406	6.1
Noninterest-bearing deposits	10,838	10,150	6.8	12,104	12,006	.8
Interest checking	8,871	5,394	64.5	18,125	17,766	2.0
Savings products	6,681	5,410	23.5	20,180	19,369	4.2
Time deposits	14,033	10,753	30.5	17,442	20,173	(13.5)

Total deposits	40,423	31,707	27.5	67,851	69,314	(2.1)
Shareholders’ equity	6,794	5,712	18.9	7,155	6,741	6.1

	Wholesale			Consumer
	Banking			Banking
			Percent			Percent
Nine Months Ended September 30 (Dollars in Millions)	2008	2007	Change	2008	2007	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,477	$1,361	8.5%	$2,867	$2,919	(1.8)%
Noninterest income	660	660	–	1,592	1,666	(4.4)
Securities gains (losses), net	(22)	1	*	–	–	–

Total net revenue	2,115	2,022	4.6	4,459	4,585	(2.7)
Noninterest expense	756	703	7.5	2,352	2,089	12.6
Other intangibles	14	12	16.7	44	51	(13.7)

Total noninterest expense	770	715	7.7	2,396	2,140	12.0

Income before provision and income taxes	1,345	1,307	2.9	2,063	2,445	(15.6)
Provision for credit losses	172	31	*	517	237	*

Income before income taxes	1,173	1,276	(8.1)	1,546	2,208	(30.0)
Income taxes and taxable-equivalent adjustment	427	467	(8.6)	563	803	(29.9)

Net income	$746	$809	(7.8)	$983	$1,405	(30.0)

Average Balance Sheet Data
Commercial	$39,427	$34,492	14.3%	$6,733	$6,544	2.9%
Commercial real estate	18,718	16,705	12.1	11,239	11,141	.9
Residential mortgages	89	69	29.0	22,662	21,391	5.9
Retail	76	66	15.2	39,627	35,904	10.4

Total loans	58,310	51,332	13.6	80,261	74,980	7.0
Goodwill	1,403	1,329	5.6	2,420	2,415	.2
Other intangible assets	59	40	47.5	1,693	1,712	(1.1)
Assets	63,698	56,545	12.7	91,174	86,183	5.8
Noninterest-bearing deposits	10,624	10,716	(.9)	11,856	12,126	(2.2)
Interest checking	8,622	4,933	74.8	18,086	17,917	.9
Savings products	6,340	5,423	16.9	19,832	19,619	1.1
Time deposits	14,565	10,679	36.4	17,830	20,071	(11.2)

Total deposits	40,151	31,751	26.5	67,604	69,733	(3.1)
Shareholders’ equity	6,515	5,746	13.4	7,041	6,717	4.8

*  Not meaningful

24	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007	Change

$113	$120	(5.8)%	$247	$192	28.6%	$124	$(73)	*%	$1,967	$1,685	16.7%
334	365	(8.5)	765	706	8.4	14	18	(22.2)	1,823	1,870	(2.5)
—	–	–	–	–	–	(400)	7	*	(411)	7	*

447	485	(7.8)	1,012	898	12.7	(262)	(48)	*	3,379	3,562	(5.1)
243	223	9.0	354	317	11.7	83	190	(56.3)	1,735	1,682	3.2
19	23	(17.4)	49	50	(2.0)	–	–	–	88	94	(6.4)

262	246	6.5	403	367	9.8	83	190	(56.3)	1,823	1,776	2.6

185	239	(22.6)	609	531	14.7	(345)	(238)	(45.0)	1,556	1,786	(12.9)
2	1	*	186	100	86.0	253	1	*	748	199	*

183	238	(23.1)	423	431	(1.9)	(598)	(239)	*	808	1,587	(49.1)
67	87	(23.0)	154	157	(1.9)	(280)	(174)	(60.9)	232	491	(52.7)

$116	$151	(23.2)	$269	$274	(1.8)	$(318)	$(65)	*	$576	$1,096	(47.4)

$1,744	$2,027	(14.0)%	$4,866	$4,301	13.1%	$1,181	$143	*%	$54,573	$47,390	15.2%
578	635	(9.0)	–	–	–	29	50	(42.0)	31,748	28,462	11.5
450	419	7.4	–	–	–	3	3	–	23,309	22,258	4.7
2,099	2,061	1.8	13,231	10,924	21.1	34	39	(12.8)	56,930	49,407	15.2

4,871	5,142	(5.3)	18,097	15,225	18.9	1,247	235	*	166,560	147,517	12.9
1,562	1,553	.6	2,364	2,295	3.0	–	–	–	7,840	7,597	3.2
318	402	(20.9)	993	1,037	(4.2)	–	(1)	*	3,259	3,218	1.3
7,235	7,655	(5.5)	23,204	20,672	12.2	55,075	51,728	6.5	243,623	223,505	9.0
4,645	4,301	8.0	495	348	42.2	240	142	69.0	28,322	26,947	5.1
5,264	2,876	83.0	41	13	*	3	3	–	32,304	26,052	24.0
4,757	5,454	(12.8)	19	21	(9.5)	61	47	29.8	31,698	30,301	4.6
3,739	3,402	9.9	2	5	(60.0)	5,999	1,512	*	41,215	35,845	15.0

18,405	16,033	14.8	557	387	43.9	6,303	1,704	*	133,539	119,145	12.1
2,353	2,438	(3.5)	4,858	4,637	4.8	823	1,213	(32.2)	21,983	20,741	6.0

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007	Change

$341	$355	(3.9)%	$743	$533	39.4%	$277	$(167)	*%	$5,705	$5,001	14.1%
1,090	1,097	(.6)	2,225	2,018	10.3	506	33	*	6,073	5,474	10.9
—	–	–	–	–	–	(703)	10	*	(725)	11	*

1,431	1,452	(1.4)	2,968	2,551	16.3	80	(124)	*	11,053	10,486	5.4
721	677	6.5	1,034	920	12.4	329	346	(4.9)	5,192	4,735	9.7
58	70	(17.1)	146	150	(2.7)	–	–	–	262	283	(7.4)

779	747	4.3	1,180	1,070	10.3	329	346	(4.9)	5,454	5,018	8.7

652	705	(7.5)	1,788	1,481	20.7	(249)	(470)	47.0	5,599	5,468	2.4
5	2	*	488	293	66.6	647	4	*	1,829	567	*

647	703	(8.0)	1,300	1,188	9.4	(896)	(474)	(89.0)	3,770	4,901	(23.1)
236	256	(7.8)	472	431	9.5	(544)	(438)	(24.2)	1,154	1,519	(24.0)

$411	$447	(8.1)	$828	$757	9.4	$(352)	$(36)	*	$2,616	$3,382	(22.6)

$1,824	$1,948	(6.4)%	$4,563	$4,075	12.0%	$878	$141	*%	$53,425	$47,200	13.2%
596	639	(6.7)	–	–	–	37	51	(27.5)	30,590	28,536	7.2
444	424	4.7	–	–	–	3	4	(25.0)	23,198	21,888	6.0
2,073	2,059	.7	12,615	10,272	22.8	35	40	(12.5)	54,426	48,341	12.6

4,937	5,070	(2.6)	17,178	14,347	19.7	953	236	*	161,639	145,965	10.7
1,563	1,552	.7	2,362	2,280	3.6	–	9	*	7,748	7,585	2.1
337	426	(20.9)	1,013	1,044	(3.0)	1	14	(92.9)	3,103	3,236	(4.1)
7,328	7,618	(3.8)	22,099	19,397	13.9	56,551	51,951	8.9	240,850	221,694	8.6
4,521	4,243	6.6	485	367	32.2	280	79	*	27,766	27,531	.9
4,950	2,802	76.7	36	11	*	3	3	–	31,697	25,666	23.5
5,155	5,366	(3.9)	19	21	(9.5)	64	54	18.5	31,410	30,483	3.0
3,876	3,591	7.9	1	4	(75.0)	6,257	1,585	*	42,529	35,930	18.4

18,502	16,002	15.6	541	403	34.2	6,604	1,721	*	133,402	119,610	11.5
2,373	2,456	(3.4)	4,832	4,557	6.0	1,166	1,471	(20.7)	21,927	20,947	4.7

U.S. Bancorp	25

activities, including further deployment of the PowerBank initiative, the adoption of SFAS 157 and higher credit related costs associated with other real estate owned and foreclosures.
The provision for credit losses increased $127 million in the third quarter and $280 million in the first nine months of 2008, compared with the same periods of 2007. The increases were attributable to higher net charge-offs, reflecting portfolio growth and credit deterioration in residential mortgages, home equity and other installment and consumer loan portfolios from a year ago. As a percentage of average loans outstanding on an annualized basis, net charge-offs were 1.05 percent in the third quarter of 2008, compared with .47 percent in the third quarter of 2007. Commercial and commercial real estate loan net charge-offs increased $9 million (50.0 percent) in the third quarter of 2008, compared with the third quarter of 2007. Retail loan and residential mortgage net charge-offs increased $118 million in the third quarter of 2008, compared with the third quarter of 2007. Nonperforming assets were $479 million at September 30, 2008, $417 million at June 30, 2008, and $316 million at September 30, 2007. Nonperforming assets as a percentage of period-end loans were .60 percent at September 30, 2008, .58 percent at June 30, 2008, and .43 percent at September 30, 2007. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management & Securities Services contributed $116 million of the Company’s net income in the third quarter and $411 million in the first nine months of 2008, or decreases of $35 million (23.2 percent) and $36 million (8.1 percent), respectively, compared with the same periods of 2007.
Total net revenue decreased $38 million (7.8 percent) in the third quarter and $21 million (1.4 percent) in the first nine months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, decreased $7 million (5.8 percent) in the third quarter and $14 million (3.9 percent) in the first nine months of 2008, compared with the same periods of 2007, primarily due to a reduction in the margin benefit of deposits, partially offset by deposit growth. Noninterest income decreased $31 million (8.5 percent) in the third quarter and $7 million (.6 percent) in the first nine months of 2008, compared with the same periods of 2007, primarily driven by unfavorable equity market conditions compared with a year ago, partially offset by core account growth.
Total noninterest expense increased $16 million (6.5 percent) in the third quarter and $32 million (4.3 percent) in the first nine months of 2008, compared with the same periods of 2007. The increases in noninterest expense were primarily due to higher compensation and employee benefits expenses and legal related costs, partially offset by lower other intangibles expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services’ offerings are highly inter-related with banking products and services of the other lines of business and rely on access to the bank subsidiary’s settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $269 million of the Company’s net income in the third quarter and $828 million in the first nine months of 2008, or a decrease of $5 million (1.8 percent) and an increase of $71 million (9.4 percent), respectively, compared with the same periods of 2007. The decrease in the third quarter compared to the same period of 2007 was due to growth in total net revenue, driven by loan growth and higher transaction volumes, offset by an increase in total noninterest expense and a higher provision for credit losses.
Total net revenue increased $114 million (12.7 percent) in the third quarter and $417 million (16.3 percent) in the first nine months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, increased $55 million (28.6 percent) in the third quarter and $210 million (39.4 percent) in the first nine months of 2008, compared with the same periods of 2007. The increases were primarily due to strong growth in credit card balances and the timing of asset repricing in a declining rate environment. Noninterest income increased $59 million (8.4 percent) in the third quarter and $207 million (10.3 percent) in the first nine months of 2008, compared with the same periods of 2007. The increases in fee-based revenue were driven by account growth, higher transaction volumes and business expansion initiatives. On October 29, 2008, Delta Airlines and Northwest Airlines announced the completion of their merger. In connection with this merger, the Company will retain its merchant processing arrangement with the combined airline. The final determination of the status of the Company’s

26	U.S. Bancorp

WorldPerks® co-branded credit card program is still being evaluated by Delta Airlines. At this time, the Company continues to evaluate its strategy with respect to the program and anticipates that the financial impact to its financial statements of any changes to the program will not be material to the operations of the Company.
Total noninterest expense increased $36 million (9.8 percent) in the third quarter and $110 million (10.3 percent) in the first nine months of 2008, compared with the same periods of 2007, due primarily to new business initiatives, including costs associated with transaction processing and recent acquisitions.
The provision for credit losses increased $86 million (86.0 percent) in the third quarter and $195 million (66.6 percent) in the first nine months of 2008, compared with the same periods of 2007, due to higher net charge-offs, which reflected average retail credit card portfolio growth, higher delinquency rates and changing economic conditions from a year ago. As a percentage of average loans outstanding on an annualized basis, net charge-offs were 4.09 percent in the third quarter of 2008, compared with 2.61 percent in the third quarter of 2007.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $318 million in the third quarter and $352 million in the first nine months of 2008, compared with net losses of $65 million and $36 million in the same periods of the prior year, respectively.
Total net revenue decreased $214 million in the third quarter and increased $204 million in the first nine months of 2008, compared with the same periods of 2007. Net interest income, on a taxable-equivalent basis, increased $197 million in the third quarter and $444 million in the first nine months of 2008, compared with the same periods of 2007, reflecting the impact of the declining rate environment, wholesale funding decisions and the Company’s asset and liability position. Noninterest income decreased $411 million in the third quarter and $240 million in the first nine months of 2008, compared with the same periods of 2007. The decrease in the third quarter of 2008, compared with the same period of 2007, was primarily due to the impairment charges for structured investment securities, perpetual preferred stock (including the stock of GSEs), and certain non-agency mortgage backed securities. The decrease for the first nine months of 2008, compared with the same period of the prior year, was primarily due to the impairment charges on investment securities and the transition impact of adopting SFAS 157 during the first quarter of 2008, partially offset by the impact of the Visa Gain in the first quarter of 2008.
Total noninterest expense decreased $107 million (56.3 percent) in the third quarter of 2008, compared with the same period in the prior year, primarily due to the Visa Charge recognized in the third quarter of 2007. Total noninterest expense decreased $17 million (4.9 percent) in the first nine months of 2008, compared with the same period of 2007, primarily due to the Visa Charge recognized in the third quarter of 2007, offset by higher compensation and employee benefits expense, higher litigation costs, incremental costs associated with investments in tax-advantaged projects and a charitable contribution made to the U.S. Bancorp Foundation.
The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses increased $252 million in the third quarter and $643 million in the first nine months of 2008, compared with the same periods of the prior year, driven by incremental provision expense recorded in the first nine months of 2008, reflecting deterioration in the credit quality within the loan portfolios related to stress in the residential real estate markets, including homebuilding and related supplier industries, and the impact of economic conditions on the loan portfolios. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 25.6 percent in the third quarter and 28.8 percent in the first nine months of 2008, compared with 30.1 in the third quarter and 30.2 percent in the first nine months of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally

U.S. Bancorp	27

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

28	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	29

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions, Except Per Share Data)	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$7,118	$8,884
Investment securities
Held-to-maturity (fair value $64 and $78, respectively)	64	74
Available-for-sale	39,285	43,042
Loans held for sale (included $2,686 of mortgage loans carried at fair value at 9/30/08)	3,116	4,819
Loans
Commercial	56,454	51,074
Commercial real estate	32,177	29,207
Residential mortgages	23,341	22,782
Retail	57,891	50,764

Total loans	169,863	153,827
Less allowance for loan losses	(2,767)	(2,058)

Net loans	167,096	151,769
Premises and equipment	1,775	1,779
Goodwill	7,816	7,647
Other intangible assets	3,242	3,043
Other assets	17,543	16,558

Total assets	$247,055	$237,615

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$35,476	$33,334
Interest-bearing	76,697	72,458
Time deposits greater than $100,000	27,331	25,653

Total deposits	139,504	131,445
Short-term borrowings	37,423	32,370
Long-term debt	40,110	43,440
Other liabilities	8,343	9,314

Total liabilities	225,380	216,569
Shareholders’ equity
Preferred stock, par value $1.00 a share (liquidation preference of $25,000 per share) — authorized: 50,000,000 shares; issued and outstanding: 9/30/08 — 60,000 shares and 12/31/07 — 40,000 shares	1,500	1,000
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/08 and 12/31/07 — 1,972,643,007 shares	20	20
Capital surplus	5,646	5,749
Retained earnings	23,032	22,693
Less cost of common stock in treasury: 9/30/08 — 218,801,772 shares; 12/31/07 - 244,786,039 shares	(6,695)	(7,480)
Other comprehensive income	(1,828)	(936)

Total shareholders’ equity	21,675	21,046

Total liabilities and shareholders’ equity	$247,055	$237,615

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2008	2007	2008	2007
Interest Income
Loans	$2,487	$2,703	$7,476	$7,897
Loans held for sale	52	76	174	205
Investment securities	478	522	1,507	1,554
Other interest income	40	33	120	101

Total interest income	3,057	3,334	9,277	9,757
Interest Expense
Deposits	425	694	1,489	2,032
Short-term borrowings	276	374	861	1,081
Long-term debt	423	599	1,316	1,696

Total interest expense	1,124	1,667	3,666	4,809

Net interest income	1,933	1,667	5,611	4,948
Provision for credit losses	748	199	1,829	567

Net interest income after provision for credit losses	1,185	1,468	3,782	4,381
Noninterest Income
Credit and debit card revenue	269	237	783	673
Corporate payment products revenue	179	166	517	472
ATM processing services	94	84	271	243
Merchant processing services	300	289	880	827
Trust and investment management fees	329	331	1,014	995
Deposit service charges	286	276	821	800
Treasury management fees	128	118	389	355
Commercial products revenue	132	107	361	312
Mortgage banking revenue	61	76	247	211
Investment products fees and commissions	37	36	110	108
Securities gains (losses), net	(411)	7	(725)	11
Other	8	150	680	478

Total noninterest income	1,412	1,877	5,348	5,485
Noninterest Expense
Compensation	763	656	2,269	1,950
Employee benefits	125	119	391	375
Net occupancy and equipment	199	189	579	550
Professional services	61	56	167	162
Marketing and business development	75	71	220	191
Technology and communications	153	140	442	413
Postage, printing and supplies	73	70	217	210
Other intangibles	88	94	262	283
Other	286	381	907	884

Total noninterest expense	1,823	1,776	5,454	5,018

Income before income taxes	774	1,569	3,676	4,848
Applicable income taxes	198	473	1,060	1,466

Net income	$576	$1,096	$2,616	$3,382

Net income applicable to common equity	$557	$1,081	$2,563	$3,337

Earnings per common share	$.32	$.63	$1.47	$1.92
Diluted earnings per common share	$.32	$.62	$1.46	$1.89
Dividends declared per common share	$.425	$.400	$1.275	$1.200
Average common shares outstanding	1,743	1,725	1,738	1,737
Average diluted common shares outstanding	1,757	1,745	1,754	1,762

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity
Balance December 31, 2006	1,765	$1,000	$20	$5,762	$21,242	$(6,091)	$(736)	$21,197
Net income					3,382			3,382
Unrealized loss on securities available-for-sale							(482)	(482)
Unrealized loss on derivatives							(73)	(73)
Foreign currency translation							11	11
Reclassification for realized losses							72	72
Change in retirement obligation							1	1
Income taxes							179	179

Total comprehensive income								3,090
Cash dividends declared
Preferred					(45)			(45)
Common					(2,079)			(2,079)
Issuance of common and treasury stock	18			(34)		544		510
Purchase of treasury stock	(58)					(2,003)		(2,003)
Stock option and restricted stock grants				20				20
Shares reserved to meet deferred compensation obligations						(4)		(4)

Balance September 30, 2007	1,725	$1,000	$20	$5,748	$22,500	$(7,554)	$(1,028)	$20,686

Balance December 31, 2007	1,728	$1,000	$20	$5,749	$22,693	$(7,480)	$(936)	$21,046
Net income					2,616			2,616
Unrealized loss on securities available-for-sale							(2,156)	(2,156)
Unrealized gain on derivatives							1	1
Foreign currency translation							(37)	(37)
Realized loss on derivatives							(15)	(15)
Reclassification for realized losses							763	763
Change in retirement obligation							6	6
Income taxes							546	546

Total comprehensive income								1,724
Cash dividends declared
Preferred					(53)			(53)
Common					(2,224)			(2,224)
Issuance of preferred stock		500		(9)				491
Issuance of common and treasury stock	28			(80)		880		800
Purchase of treasury stock	(2)					(90)		(90)
Stock option and restricted stock grants				(14)				(14)
Shares reserved to meet deferred compensation obligations						(5)		(5)

Balance September 30, 2008	1,754	$1,500	$20	$5,646	$23,032	$(6,695)	$(1,828)	$21,675

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
(Dollars in Millions)
(Unaudited)	2008	2007
Operating Activities
Net cash provided by operating activities	$3,973	$2,018
Investing Activities
Proceeds from sales of available-for-sale investment securities	2,084	1,269
Proceeds from maturities of investment securities	3,800	3,419
Purchases of investment securities	(3,413)	(5,389)
Net increase in loans outstanding	(11,871)	(3,661)
Proceeds from sales of loans	115	382
Purchases of loans	(2,862)	(1,907)
Acquisitions, net of cash acquired	637	(73)
Other, net	(308)	(1,182)

Net cash used in investing activities	(11,818)	(7,142)
Financing Activities
Net increase (decrease) in deposits	5,280	(2,442)
Net increase in short-term borrowings	5,053	1,869
Proceeds from issuance of long-term debt	8,533	21,077
Principal payments or redemption of long-term debt	(11,700)	(13,590)
Proceeds from issuance of preferred stock	491	–
Proceeds from issuance of common stock	658	374
Repurchase of common stock	–	(1,983)
Cash dividends paid on preferred stock	(49)	(45)
Cash dividends paid on common stock	(2,204)	(2,095)

Net cash provided by financing activities	6,062	3,165

Change in cash and cash equivalents	(1,783)	(1,959)
Cash and cash equivalents at beginning of period	9,185	8,805

Cash and cash equivalents at end of period	$7,402	$6,846

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

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

Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement provides a consistent definition of fair value which focuses on exit price and prioritizes market-based inputs obtained from sources independent of the entity over those from the entity’s own inputs that are not corroborated by observable market data. SFAS 157 also requires consideration of nonperformance risk when determining fair value measurements. This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The adoption of SFAS 157 reduced the Company’s net income by approximately $62 million ($38 million after-tax) for the nine months ended September 30, 2008. For additional information on the fair value of certain financial assets and liabilities, refer to Note 9 in the Notes to Consolidated Financial Statements.

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

34	U.S. Bancorp

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

Note 3    Investment Securities

The amortized cost, fair value, weighted-average maturity and weighted-average yield of held-to-maturity and available-for-sale securities was as follows:

	September 30, 2008				December 31, 2007
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity	Average	Amortized	Fair	Maturity	Average
(Dollars in Millions)	Cost	Value	in Years	Yield (c)	Cost	Value	in Years	Yield (c)
Held-to-maturity
Mortgage-backed securities (a)	$5	$5	3.1	6.13%	$6	$6	3.1	6.29%
Obligations of state and political subdivisions (b)	49	49	10.2	5.74	56	60	10.2	6.03
Other debt securities	10	10	1.8	4.08	12	12	1.8	5.26

Total held-to-maturity securities	$64	$64	8.3	5.50%	$74	$78	8.3	5.92%

Available-for-sale
U.S. Treasury and agencies	$96	$96	5.3	4.28%	$407	$405	7.5	5.95%
Mortgage-backed securities (a)	31,370	30,345	6.4	4.65	31,300	30,603	5.6	5.12
Asset-backed securities (a)(d)	861	871	3.9	5.66	2,922	2,928	5.2	5.72
Obligations of state and political subdivisions (b)	7,126	6,414	22.1	6.82	7,131	7,055	10.7	6.78
Other debt securities	1,931	1,285	28.2	5.46	1,840	1,603	29.8	6.19
Other investments	396	274	43.0	5.88	506	448	33.5	7.16

Total available-for-sale securities	$41,780	$39,285	10.3	5.09%	$44,106	$43,042	7.7	5.51%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the market price is above par, yield to maturity if market price is below par.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances.
(d)	Primarily includes investments in structured investment vehicles with underlying collateral that includes a mix of various mortgage and other asset-backed securities. Certain amounts included in asset-backed securities at December 31, 2007, are reflected in other categories at September 30, 2008, based on the collateral received upon the exchange of the structured investment vehicle securities.

U.S. Bancorp	35

Included in available-for-sale investment securities are structured investment vehicle securities (“SIVs”) which were purchased in the fourth quarter of 2007 from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. During the first nine months of 2008, the Company exchanged its interest in certain SIVs and received its share of the underlying investment securities as in-kind distributions according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related investments.” Some of these securities evidenced credit deterioration at time of acquisition by the Company. Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, requires the difference between the total expected cash flows for these securities and the initial recorded investment to be recognized in earnings over the life of the securities, using a level yield. If subsequent decreases in the fair value of these securities are accompanied by an adverse change in the expected cash flows, an other-than-temporary impairment will be recorded through earnings. Subsequent increases in the expected cash flows will be recognized as income prospectively over the remaining life of the security by increasing the level yield. During the third quarter and first nine months of 2008, the Company recorded $105 million and $410 million, respectively, of impairment charges on these investments, primarily as a result of widening market spreads and changes in expected cash flows during these time periods.
Upon acquiring the underlying investment securities, the Company evaluated each individual security to determine whether there was evidence of credit deterioration at the acquisition date to determine which securities were subject to SOP 03-3 accounting. The reconciliation below of the securities subject to SOP 03-3 accounting reflects the removal of $1,071 million of SIVs that were exchanged during the first nine months of 2008, and the addition of $7 million and $141 million of underlying investment securities received in the exchange during the third quarter and first nine months of 2008, respectively, that have evidence of credit deterioration as of their acquisition date.
The gross undiscounted cash flows that were due under the contractual terms of the securities subject to SOP 03-3, were $1.3 billion at September 30, 2008, compared with $2.5 billion at December 31, 2007, which included payments receivable of $28 million and $33 million at September 30, 2008, and December 31, 2007, respectively.

Changes in the carrying amount and accretable yield of these securities subject to SOP 03-3 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
		Carrying		Carrying
		Amount of		Amount of
	Accretable	Debt	Accretable	Debt
(Dollars in Millions)	Yield	Securities	Yield	Securities
Balance at beginning of period	$191	$1,055	$105	$2,427
Transfers in (a)	–	7	49	141
Payments received	–	(60)	–	(205)
Impairment writedowns	(57)	(105)	126	(410)
Accretion	(14)	14	(29)	29
Transfers out (b)	–	–	(131)	(1,071)

Balance at end of period	$120	$911	$120	$911

(a)	Represents the fair value of the securities at their transfer date. Includes certain securities received upon the exchange of certain SIV securities.
(b)	Includes SIV securities exchanged for underlying investment securities as of September 30, 2008.
The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and the Company’s ability to hold the securities through the anticipated recovery period. In addition to the impairment taken on the securities subject to SOP 03-3 accounting, the Company recorded other-than-temporary impairment charges of $306 million in the third quarter and $331 million in the first nine months of 2008, on certain other SIV-related and other investment securities.
At September 30, 2008, certain investment securities included in the held-to-maturity and available-for-sale categories had a fair value that was below their amortized cost.

36	U.S. Bancorp

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired based on the period the investments have been in a continuous unrealized loss position at September 30, 2008:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Obligations of state and political subdivisions	$15	$(2)	$6	$–	$21	$(2)

Total	$15	$(2)	$6	$–	$21	$(2)

Available-for-sale
U.S. Treasury and agencies	$63	$(1)	$–	$–	$63	$(1)
Mortgage-backed securities	13,278	(436)	12,404	(623)	25,682	(1,059)
Asset-backed securities	30	(4)	–	–	30	(4)
Obligations of state and political subdivisions	3,852	(362)	2,491	(351)	6,343	(713)
Other securities and investments	341	(123)	964	(646)	1,305	(769)

Total	$17,564	$(926)	$15,859	$(1,620)	$33,423	$(2,546)

The unrealized losses within each investment category have occurred as a result of changes in interest rates and credit spreads. The substantial portion of securities that have unrealized losses are either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings and limited credit exposure. Unrealized losses within other securities and investments are also the result of a widening of market spreads since the initial purchase date. In general, the issuers of the investment securities are contractually prohibited from paying them off at less than par at maturity or any earlier call date. As of the reporting date, the Company expected to receive all contractual principal and interest related to securities in an unrealized loss position. As of the reporting date, the Company expected that approximately $439 million of principal payments will not be received for certain SIV-related investments and non-agency mortgage-backed securities for which it has recorded impairment charges. The Company has the intent and ability to hold all of its investment securities that are in an unrealized loss position at September 30, 2008, until their anticipated recovery in value or maturity. As a result, none of these securities were considered to be other-than-temporarily impaired at September 30, 2008.

U.S. Bancorp	37

Note 4    Loans

The composition of the loan portfolio was as follows:

	September 30, 2008		December 31, 2007
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$49,938	29.4%	$44,832	29.1%
Lease financing	6,516	3.8	6,242	4.1

Total commercial	56,454	33.2	51,074	33.2
Commercial real estate
Commercial mortgages	22,671	13.4	20,146	13.1
Construction and development	9,506	5.6	9,061	5.9

Total commercial real estate	32,177	19.0	29,207	19.0
Residential mortgages
Residential mortgages	17,899	10.5	17,099	11.1
Home equity loans, first liens	5,442	3.2	5,683	3.7

Total residential mortgages	23,341	13.7	22,782	14.8
Retail
Credit card	12,501	7.4	10,956	7.1
Retail leasing	5,065	3.0	5,969	3.9
Home equity and second mortgages	18,207	10.7	16,441	10.7
Other retail
Revolving credit	3,041	1.8	2,731	1.8
Installment	5,587	3.3	5,246	3.4
Automobile	9,235	5.4	8,970	5.8
Student	4,255	2.5	451	.3

Total other retail	22,118	13.0	17,398	11.3

Total retail	57,891	34.1	50,764	33.0

Total loans	$169,863	100.0%	$153,827	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion at September 30, 2008, and December 31, 2007.

Note 5    Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $112.9 billion and $97.0 billion at September 30, 2008 and December 31, 2007, respectively. The Company records mortgage servicing rights (“MSRs”) initially at fair value and at each subsequent reporting date, and records changes in fair value in noninterest income in the period in which they occur. In conjunction with its MSRs, the Company may utilize derivatives, including futures, forwards and interest rate swaps to offset the effect of interest rate changes on the fair value of MSRs. The net impact of assumption changes on the fair value of MSRs, excluding decay, and the related derivatives included in mortgage banking revenue was a net loss of $25 million and a net gain of $4 million for the three months ended September 30, 2008 and 2007, respectively, and a net loss of $52 million and $1 million for the nine months ended September 30, 2008 and 2007, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue were $102 million and $87 million for the three months ended September 30, 2008 and 2007, respectively, and $295 million and $260 million for the nine months ended September 30, 2008 and 2007, respectively.

38	U.S. Bancorp

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2008	2007	2008	2007
Balance at beginning of period	$1,731	$1,649	$1,462	$1,427
Rights purchased	6	4	23	10
Rights capitalized	127	130	406	316
Rights sold	–	(130)	–	(130)
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	(56)	(86)	43	38
Other changes in fair value (b)	(58)	(45)	(184)	(139)

Balance at end of period	$1,750	$1,522	$1,750	$1,522

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).

The Company determines fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in the valuation of MSRs include higher than expected prepayment rates or return requirements, and/or delayed receipt of cash flows. The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at September 30, 2008, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$(9)	$–	$(20)	$(61)

Note 6    Earnings Per Common Share

The components of earnings per common share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2008	2007	2008	2007
Net income	$576	$1,096	$2,616	$3,382
Preferred dividends	(19)	(15)	(53)	(45)

Net income applicable to common equity	$557	$1,081	$2,563	$3,337

Average common shares outstanding	1,743	1,725	1,738	1,737
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	14	20	16	25

Average diluted common shares outstanding	1,757	1,745	1,754	1,762

Earnings per common share	$.32	$.63	$1.47	$1.92
Diluted earnings per common share	$.32	$.62	$1.46	$1.89

Options to purchase 35 million and 14 million common shares for the three months ended September 30, 2008 and 2007, respectively, and 27 million and 10 million common shares for the nine months ended September 30, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because they were antidilutive.

U.S. Bancorp	39

Note 7    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Plans		Medical Plan		Pension Plans		Medical Plan
(Dollars in Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$19	$18	$1	$1	$57	$53	$4	$4
Interest cost	35	31	3	4	105	94	9	11
Expected return on plan assets	(56)	(50)	(1)	(2)	(168)	(149)	(4)	(5)
Prior service (credit) cost and transition (asset) obligation amortization	(1)	(1)	–	–	(4)	(4)	–	–
Actuarial (gain) loss amortization	8	16	(1)	–	24	47	(3)	–

Net periodic benefit cost	$5	$14	$2	$3	$14	$41	$6	$10

Note 8    Income Taxes

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Federal
Current	$525	$486	$1,344	$1,423
Deferred	(378)	(78)	(462)	(146)

Federal income tax	147	408	882	1,277
State
Current	81	72	214	203
Deferred	(30)	(7)	(36)	(14)

State income tax	51	65	178	189

Total income tax provision	$198	$473	$1,060	$1,466

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2008	2007	2008	2007
Tax at statutory rate (35 percent)	$271	$590	$1,287	$1,697
State income tax, at statutory rates, net of federal tax benefit	33	41	115	122
Tax effect of
Tax credits	(58)	(75)	(181)	(215)
Tax-exempt income	(44)	(39)	(129)	(97)
Other items	(4)	(4)	(32)	(41)

Applicable income taxes	$198	$473	$1,060	$1,466

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2008, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2004. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $346 million at September 30, 2008, and $1,279 million at December 31, 2007.

40	U.S. Bancorp

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
The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Scholes and Monte Carlo valuation techniques. The models incorporate various inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance which is measured based on the Company’s evaluation of credit risk and incorporates external assessments of credit risk, where available. In its assessment of nonperformance risk, the Company considers its ability to net derivative positions under master netting agreements, as well as collateral received or provided under collateral support agreements. The majority of these derivatives are classified within Level 2 of the fair value hierarchy as the significant inputs to the models are observable. An exception to the Level 2 classification are certain derivative transactions for which the risk of nonperformance cannot be observed in the market. These derivatives are classified within Level 3 of the fair value hierarchy. In addition, commitments to sell, purchase and originate mortgage loans that meet the requirements of a derivative, are valued by pricing models that include market observable and unobservable inputs. Due to the significant unobservable inputs, these commitments are classified within Level 3 of the fair value hierarchy.

U.S. Bancorp	41

Investments When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy. An example is U.S. Treasury securities.
For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. Prices are verified, where possible, to prices of observable market trades as obtained from independent sources. Securities measured at fair value by such methods are classified as Level 2.
When there are no market trades of securities, the Company determines that securities cannot be valued based on observable market transactions. Securities that are not valued based on observable transactions are classified as Level 3. The fair value of these securities is based on management’s best estimates of fair value. Level 3 securities include SIV-related investments and certain trust-preferred securities. For the SIV-related investments, the majority of the collateral is residential mortgage-backed securities with the remaining collateral consisting of commercial mortgage-backed and asset-backed securities, collateralized debt obligations and collateralized loan obligations.
The estimation process for Level 3 securities involves the use of a cash-flow methodology and other market valuation techniques involving management judgment. The cash flow methodology uses assumptions that reflect housing price changes, interest rates, borrower loan-to-value and borrower credit scores. Inputs used for estimation are refined and updated to reflect market developments. The fair value of these securities are sensitive to changes in the estimated cash flows and related assumptions used so these variables are updated on a regular basis. The cash flows are aggregated and passed through a distribution waterfall to determine allocation to tranches. Cash flows are discounted at an interest rate to estimate the fair value of the security held by the Company. Discount rates reflect current market conditions including the relative risk and market liquidity of these investment securities. The primary drivers that impact the valuations of these securities are the prepayment and default rates associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Securities measured at fair value by this methodology are classified as Level 3. Related interest income for investment securities is recorded in interest income in the Consolidated Statement of Income.

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
MLHFS measured at fair value are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue in the third quarter and first nine months of 2008 was $43 million of net gains and $15 million of net losses, respectively, from the initial measurement and subsequent changes to fair value of the MLHFS under the fair value option. Changes in fair value due to instrument specific credit risk was immaterial. The fair value of MLHFS under the fair value option was $2.7 billion as of September 30, 2008, which exceeded the unpaid principal balance by $54 million as of that date. Related interest income for MLHFS continues to be measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income.

Mortgage servicing rights MSRs are valued using a cash flow methodology and third party prices, if available. Accordingly, MSRs are classified in Level 3. Refer to Note 5 in the Notes to Consolidated Financial Statements for further information on the methodology used by the Company in determining the fair value of its MSRs.

42	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

				FIN 39
September 30, 2008 (Dollars in Millions)	Level 1	Level 2	Level 3	Netting (a)	Total
Investment securities available-for-sale	$2	$37,674	$1,609	$–	$39,285
Mortgage loans held for sale	–	2,686	–	–	2,686
Mortgage servicing rights	–	–	1,750	–	1,750
Other assets (b)	–	786	408	(111)	1,083

Total	$2	$41,146	$3,767	$(111)	$44,804

Derivative liabilities	$–	$1,059	$113	$(111)	$1,061

(a)	Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”), “Offsetting of Amounts Related to Certain Contracts”, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract.
(b)	Represents primarily derivative receivables and trading securities.

At September 30, 2008, MLHFS excluded $17 million of mortgage loans that were not subject to the fair value option election, and therefore, are excluded from the table above.

The table below presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Level 3 instruments presented in the table include SIV-related and certain trust-preferred securities investments, MSRs and derivatives:

	Three Months Ended September 30, 2008						Nine Months Ended September 30, 2008
	Investment						Investment
	Securities		Mortgage		Net Other		Securities		Mortgage		Net Other
	Available-for-		Servicing		Assets and		Available-for-		Servicing		Assets and
(Dollars in Millions)	Sale		Rights		Liabilities		Sale		Rights		Liabilities
Balance at beginning of period	$1,991		$1,731		$270		$2,923		$1,462		$338
Net gains (losses) included in net income	(220	)(a)	(114	)(b)	(31	)(c)	(539	)(a)	(141	)(b)	(215	)(e)
Net gains (losses) included in other comprehensive income	26		–		–		(61)		–		–
Discount accretion	(7)		–		–		18		–		–
Purchases, sales, issuances and settlements	(188)		133		56		(764)		429		172
Transfers in and/or out of Level 3	7		–		–		32		–		–

Balance at end of period	$1,609		$1,750		$295		$1,609		$1,750		$295

Net change in unrealized gains (losses) relating to assets still held at September 30, 2008	$26		$(114	)(b)	$7	(d)	$(62)		$(141	)(b)	$(5	)(f)

(a)	Included in securities gains (losses)
(b)	Included in mortgage banking revenue.
(c)	Approximately $(60) million included in other noninterest income and $29 million included in mortgage banking revenue.
(d)	Approximately $41 million included in other noninterest income and $(34) million included in mortgage banking revenue.
(e)	Approximately $(214) million included in other noninterest income and $(1) million included in mortgage banking revenue.
(f)	Approximately $1 million included in other noninterest income and $(6) million included in mortgage banking revenue.

The Company may also be required periodically to measure certain other financial assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. These measurements of fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions used to determine each adjustment to the related individual assets or portfolios at September 30, 2008:

					Total Losses Recognized
					Three Months	Nine Months
					Ended	Ended
	Carrying Value at September 30, 2008				September 30,	September 30,
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	2008	2008
Loans held for sale	$–	$37	$–	$37	$1	$7
Loans (a)	–	159	–	159	51	72
Other real estate owned (b)	–	44	–	44	18	48
Other intangible assets	–	–	1	1	–	–

(a)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off is zero.
(b)	Represents the fair value and related losses of properties that the Company has taken ownership of that once secured residential mortgages and home equity and second mortgage loan balances that were measured at fair value subsequent to their initial classification as other real estate owned.

U.S. Bancorp	43

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

			Excess of
			Carrying
	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid
September 30, 2008 (Dollars in Millions)	Amount	Principal	Principal
Total loans	$2,686	$2,632	$54
Nonaccrual loans	–	–	–
Loans 90 days or more past due	4	4	–

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
In March 2008, Visa Inc. completed its IPO, redeemed a portion of the Class U.S.A. shares, and set aside $3.0 billion of the proceeds from the IPO in an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The Company recorded a $339 million gain for the portion of its shares that were redeemed for cash and a $153 million gain for its porportionate share of the escrow account in the first quarter of 2008. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation liabilities and will decline as amounts are paid out of the escrow account. As of September 30, 2008, the carrying amount of the liability related to the Visa litigation, net of the related escrow account receivable, was $171 million, and is not reflected in the following summary of guarantees and contingent liabilities. The remaining Visa Inc. shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa Litigation, whichever is later.
On October 27, 2008, Visa announced the settlement of certain litigation matters with Discover Financial Services. The Company previously recorded an estimated liability for its proportionate share of the settlement. Based on the settlement terms, the impact to the Company’s financial statements is not material.

44	U.S. Bancorp

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2008:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$90	$15,131
Third-party borrowing arrangements	–	312
Securities lending indemnifications	–	10,740
Asset sales (a)	9	595
Merchant processing	53	73,876
Other guarantees	45	6,858
Other contingent liabilities	68	2,232

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.

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
The Company currently processes card transactions in the United States, Canada and Europe for airlines, cruise lines and large tour operators. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2008, the value of airline, cruise line and large tour operator tickets purchased to be delivered at a future date was $5.4 billion, with airline tickets representing 93 percent of that amount. The Company held collateral of $1.3 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
On September 25, 2008, the Company entered into a support agreement with a money market fund managed by FAF Advisors, Inc., an affiliate of the Company. Under the terms of this agreement, the Company will provide a contribution to the fund upon the occurrence of specified events related to certain assets held by the fund. The Company is required to recognize the contingent obligation to provide a contribution to the fund at the estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedge Activities” and FIN 45. The maximum potential payments under the agreement are $68 million. While the estimation of any potential losses related to this agreement requires judgment, the Company recognized a derivative liability and related charge of approximately $27 million in the third quarter of 2008. This financial guarantee is included in the table above and therefore is excluded from Table 8 “Derivative Positions” of Management’s Discussion and Analysis.
Due to the current market illiquidity for auction rate securities, in the third quarter of 2008, the Company voluntarily offered to purchase from its customers certain auction rate securities originally sold by the Company in its role as a downstream distributor. At September 30, 2008, the Company recorded a liability for the obligation to purchase these securities. The amount recorded considers both the probability that customers will exercise the put option and the price the Company expects to pay for the securities. The offset to this liability was investment securities. As of the reporting date, the Company purchased approximately $152 million of these securities.
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

U.S. Bancorp	45

Note 11    Subsequent Event

Participation in the United States Treasury Capital Purchase Program On November 3, 2008, the Company announced that it has received approval from the United States Treasury Department for the sale of $6.6 billion of preferred stock and related warrants to the United States Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008.
Under the agreement, The Company will issue cumulative preferred stock to the United States Treasury at a rate of 5 percent per annum for five years. The rate will increase to 9 percent per annum, thereafter, if the cumulative preferred shares are not redeemed by the Company. The cumulative preferred stock may not be redeemed for a period of three years from the date of issuance, except with the proceeds received from the sale of Tier 1 capital qualifying perpetual preferred stock or common stock. After the third anniversary date of the issuance, the cumulative preferred stock may be redeemed, in whole or in part, at any time and from time to time, at the option of the Company. All redemptions of the cumulative preferred stock shall be at 100 percent of its issue price, plus any accrued and unpaid dividends. The cumulative preferred stock shall be non-voting, other than for class voting rights on any authorization or issuance of senior ranking shares, any amendment to its rights, or any merger, exchange or similar transaction which would adversely affect its rights.
For as long as the cumulative preferred stock is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking equal to the cumulative preferred stock, or common shares, nor may the Company repurchase or redeem any such shares, unless all accrued and unpaid dividends for all past dividend periods on the cumulative preferred stock are fully paid. The consent of the United States Treasury is required for any increase in the quarterly dividends per share of the Company’s common stock or for any share repurchases of junior preferred or common shares, until the shorter of the third anniversary date of the cumulative preferred stock issuance or the date the cumulative preferred stock is redeemed in whole. Participation in this program also subjects the Company to certain restrictions with respect to the compensation of certain executives.
In conjunction with the cumulative preferred stock issuance, the United States Treasury will receive warrants entitling it to purchase, during the next ten years, a number of common shares of the Company having an aggregate market price equal to 15 percent of the preferred stock on the issuance date. The exercise price, and market price for determining the number of shares of common stock subject to the warrants, shall be based on the a 20-trading day average market price for the Company’s common stock prior to the issuance date.
On a pro forma basis, the Company’s Tier 1 capital ratio at September 30, 2008, after the issuance of the $6.6 billion of preferred stock to the United States Treasury, would have been approximately 11.4 percent.

46	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	47

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2008			2007
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,548	$521	4.90%	$41,128	$559	5.44%	3.5%
Loans held for sale	3,495	52	6.03	4,547	76	6.63	(23.1)
Loans (b)
Commercial	54,573	661	4.83	47,390	792	6.63	15.2
Commercial real estate	31,748	440	5.50	28,462	525	7.33	11.5
Residential mortgages	23,309	354	6.08	22,258	345	6.18	4.7
Retail	56,930	1,041	7.27	49,407	1,049	8.42	15.2

Total loans	166,560	2,496	5.97	147,517	2,711	7.30	12.9
Other earning assets	2,370	41	6.83	1,694	33	7.92	39.9

Total earning assets	214,973	3,110	5.77	194,886	3,379	6.90	10.3
Allowance for loan losses	(2,686)			(2,041)			(31.6)
Unrealized gain (loss) on available-for-sale securities	(2,368)			(1,206)			(96.4)
Other assets	33,704			31,866			5.8

Total assets	$243,623			$223,505			9.0

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,322			$26,947			5.1
Interest-bearing deposits
Interest checking	32,304	66	.81	26,052	93	1.41	24.0
Money market savings	26,167	79	1.20	25,018	168	2.67	4.6
Savings accounts	5,531	4	.24	5,283	5	.37	4.7
Time certificates of deposit less than $100,000	12,669	102	3.21	14,590	163	4.42	(13.2)
Time deposits greater than $100,000	28,546	174	2.43	21,255	265	4.95	34.3

Total interest-bearing deposits	105,217	425	1.61	92,198	694	2.99	14.1
Short-term borrowings	40,277	295	2.91	29,155	401	5.46	38.1
Long-term debt	40,000	423	4.22	46,452	599	5.12	(13.9)

Total interest-bearing liabilities	185,494	1,143	2.45	167,805	1,694	4.01	10.5
Other liabilities	7,824			8,012			(2.3)
Shareholders’ equity
Preferred equity	1,500			1,000			50.0
Common equity	20,483			19,741			3.8

Total shareholders’ equity	21,983			20,741			6.0

Total liabilities and shareholders’ equity	$243,623			$223,505			9.0%

Net interest income		$1,967			$1,685

Gross interest margin			3.32%			2.89%

Gross interest margin without taxable-equivalent increments			3.26			2.85

Percent of Earning Assets
Interest income			5.77%			6.90%
Interest expense			2.12			3.46

Net interest margin			3.65%			3.44%

Net interest margin without taxable-equivalent increments			3.59%			3.40%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

48	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2008			2007
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$43,144	$1,639	5.07%	$40,904	$1,653	5.39%	5.5%
Loans held for sale	4,008	174	5.80	4,244	205	6.43	(5.6)
Loans (b)
Commercial	53,425	2,027	5.07	47,200	2,347	6.64	13.2
Commercial real estate	30,590	1,332	5.81	28,536	1,569	7.35	7.2
Residential mortgages	23,198	1,066	6.13	21,888	999	6.09	6.0
Retail	54,426	3,076	7.55	48,341	3,004	8.31	12.6

Total loans	161,639	7,501	6.20	145,965	7,919	7.25	10.7
Other earning assets	2,581	121	6.23	1,675	101	8.09	54.1

Total earning assets	211,372	9,435	5.96	192,788	9,878	6.85	9.6
Allowance for loan losses	(2,352)			(2,039)			(15.4)
Unrealized gain (loss) on available-for-sale securities	(1,676)			(867)			(93.3)
Other assets	33,506			31,812			5.3

Total assets	$240,850			$221,694			8.6

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,766			$27,531			.9
Interest-bearing deposits
Interest checking	31,697	221	.93	25,666	253	1.32	23.5
Money market savings	26,062	272	1.39	25,108	490	2.61	3.8
Savings accounts	5,348	9	.22	5,375	15	.38	(.5)
Time certificates of deposit less than $100,000	12,969	350	3.61	14,693	483	4.39	(11.7)
Time deposits greater than $100,000	29,560	637	2.88	21,237	791	4.98	39.2

Total interest-bearing deposits	105,636	1,489	1.88	92,079	2,032	2.95	14.7
Short-term borrowings	38,070	925	3.25	28,465	1,149	5.40	33.7
Long-term debt	39,237	1,316	4.48	44,696	1,696	5.07	(12.2)

Total interest-bearing liabilities	182,943	3,730	2.72	165,240	4,877	3.95	10.7
Other liabilities	8,214			7,976			3.0
Shareholders’ equity
Preferred equity	1,361			1,000			36.1
Common equity	20,566			19,947			3.1

Total shareholders’ equity	21,927			20,947			4.7

Total liabilities and shareholders’ equity	$240,850			$221,694			8.6%

Net interest income		$5,705			$5,001

Gross interest margin			3.24%			2.90%

Gross interest margin without taxable-equivalent increments			3.18			2.86

Percent of Earning Assets
Interest income			5.96%			6.85%
Interest expense			2.36			3.39

Net interest margin			3.60%			3.46%

Net interest margin without taxable-equivalent increments			3.54%			3.42%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	49

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors, including those specified below, that may adversely affect the Company’s business, financial results or stock price. These risks are described elsewhere in this report or the Company’s other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company’s business or adversely impact its financial results or stock price.

The risks identified in the Annual Report on Form 10-K for the year ended December 31, 2007, have not changed in any material respect, except that additional risk factors are added at the end of the list of risk factors under Item 1A to read in its entirety as follows:

Recent Market, Legislative, and Regulatory Events

Difficult market conditions have adversely affected the Company’s industry. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected the Company’s business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact the Company’s charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry.

The Company could experience an unexpected inability to obtain needed liquidity. The Company’s liquidity could be constrained by an inability to access the capital markets due to a variety of unforeseen market dislocations or interruptions. If the Company is unable to meet its funding needs on a timely basis, its business would be adversely affected.

Current levels of market volatility are unprecedented. The market for certain investment securities has become highly volatile or inactive, and may not stabilize or resume in the near term. This volatility can result in significant fluctuations in the prices of those securities, which may affect the Company’s results of operations.

The soundness of other financial institutions could adversely affect the Company. The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different counterparties, and the Company routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

50	U.S. Bancorp

There can be no assurance that recently enacted legislation will stabilize the U.S. financial markets. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) which authorizes, among other things, the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). Also, on October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced the development of a guarantee program under which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

There can be no assurance, however, that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have a positive impact on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

The Company may be adversely affected by the recently enacted legislation and actions by the FDIC. The programs established or to be established under the EESA and Troubled Asset Relief Program may adversely affect the Company. The Company may face increased regulation of the Company’s business and increased costs associated with these programs. Also, the Company’s anticipated participation in the TARP Capital Purchase Program limits (without the consent of the Department of Treasury) the Company’s ability to increase the Company’s dividend and to repurchase the Company’s common stock for up to three years. Similarly, programs established by the FDIC, whether or not the Company participates, may have an adverse effect on the Company. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. The Company may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if the Company does not participate in the FDIC Temporary Liquidity Guarantee Program, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2008.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

U.S. Bancorp	51

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan
Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
DATE: November 10, 2008

52	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
(Dollars in Millions)		2008	2008
Earnings
1.	Net income	$576	$2,616
2.	Applicable income taxes, including interest expense related to unrecognized tax positions	198	1,060

3.	Income before income taxes (1 + 2)	$774	$3,676

4.	Fixed charges:
	a. Interest expense excluding interest on deposits*	$699	$2,177
	b. Portion of rents representative of interest and amortization of debt expense	21	61

	c. Fixed charges excluding interest on deposits (4a + 4b)	720	2,238
	d. Interest on deposits	425	1,489

	e. Fixed charges including interest on deposits (4c + 4d)	$1,145	$3,727

5.	Amortization of interest capitalized	$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)	1,494	5,914
7.	Earnings including interest on deposits (3 + 4e + 5)	1,919	7,403
8.	Fixed charges excluding interest on deposits (4c)	720	2,238
9.	Fixed charges including interest on deposits (4e)	1,145	3,727
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)	2.08	2.64
11.	Including interest on deposits (line 7/line 9)	1.68	1.99

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	53

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: November 10, 2008

54	U.S. Bancorp

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: November 10, 2008

U.S. Bancorp	55

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 10, 2008

56	U.S. Bancorp

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