Form 10-K
period 2008-12-31
US BANCORP \DE\
filed 2009-03-02
CIK 36104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(651) 446-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series D Non-Cumulative Preferred Stock, par value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48.6 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	January 31, 2009

Common Stock, $.01 par value per share	1,755,143,221 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008 (2008 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2009 (Proxy Statement)	Part III

PART I

Item 1.	Business

Information in response to this Item 1 can be found in our 2008 Annual Report on pages 120 to 121 under the headings “General Business Description,” “Competition,” “Government Policies” and “Supervision and Regulation”; on page 21 under the heading “Acquisitions”; on pages 57 to 62 under the heading “Line of Business Financial Review”; and on page 121 under the heading “Website Access to SEC Reports.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in our 2008 Annual Report on pages 121 to 126 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases seven freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Portland and St. Paul. The Company owns ten principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2008, the Company’s subsidiaries owned and operated a total of 1,457 facilities and leased an additional 1,536 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 9 and 22 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report. That information is incorporated into this report by reference.

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

Capital Securities or
Closing Date	Issuer	Preferred Stock	Other Securities	Covered Debt

12/29/05	USB Capital VIII and U.S. Bancorp	USB Capital VIII’s $375,000,000 6.35% Trust Preferred Securities	U.S. Bancorp’s $375,000,000 6.35% Income Capital Obligation Notes due 2065	U.S. Bancorp’s 4.50% Medium-Term Notes, Series P (CUSIP No. 91159HGJ3)
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $1,250,000,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	(i) U.S. Bancorp’s Remarketable Junior Subordinated Notes and (ii) Stock Purchase Contract to Purchase U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (Cusip No. 903301208)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
4/12/06	USB Capital X and U.S. Bancorp	USB Capital X’s $500,000,000 6.50% Trust Preferred Securities	U.S. Bancorp’s 6.50% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
8/30/06	USB Capital XI and U.S. Bancorp	USB Capital XI’s $765,000,000 6.60% Trust Preferred Securities	U.S. Bancorp’s 6.60% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
12/22/06	USB Realty Corp.(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed-Floating-Rate Exchangeable Non-cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
2/1/07	USB Capital XII and U.S. Bancorp	USB Capital XII’s $535,000,000 6.30% Trust Preferred Securities	U.S. Bancorp’s 6.30% Income Capital Obligation Notes due 2067	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.

(b)	Under certain circumstances, upon the direction of the Office of the Comptroller of the Currency, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2008:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicy	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Time Period	Purchased	per Share	Programs	Programs

1-October 31(a)	11,949	$32.88	11,949	61,565,530
1-November 30(a)	918	30.34	918	61,564,612
1-December 31(b)	1,278	37.99	1,278	19,998,722

Total	14,145	$33.18	14,145	19,998,722

(a)	On August 3, 2006, the Company announced that the Board of Directors approved an authorization to repurchase 150 million shares of common stock through December 31, 2008. All shares purchased during October and November of 2008 were purchased under the publicly announced August 3, 2006 authorization.

(b)	On December 9, 2008, the Company announced that the Board of Directors approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. The December 2008 authorization replaced the August 2006 authorization. All shares purchased during December of 2008 were purchased under the publicly announced December 9, 2008 authorization.

Additional Information

Additional information in response to this Item 5 can be found in our 2008 Annual Report on pages 54 to 55 under the heading “Capital Management”; and on page 117 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in our 2008 Annual Report on page 20 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in our 2008 Annual Report on pages 19 to 65 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in our 2008 Annual Report on pages 34 to 55 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in our 2008 Annual Report on pages 66 to 119 under the headings “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year

Summary,” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in our 2008 Annual Report on page 65 under the heading “Controls and Procedures” and on pages 111 and 113 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 51, has served as Chairman of U.S. Bancorp since December 2007, Chief Executive Officer since December 2006 and President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. From the time of the merger of Firstar Corporation and U.S. Bancorp in February 2001 until October 2004, Mr. Davis served as Vice Chairman of U.S. Bancorp. From the time of the merger, Mr. Davis was responsible for Consumer Banking, including Retail Payment Solutions (card services), and he assumed additional responsibility for Commercial Banking in 2003. Mr. Davis has held management positions with our Company since joining Star Banc Corporation, one of our predecessors, in 1993 as Executive Vice President.

Jennie P. Carlson

Ms. Carlson is Executive Vice President of U.S. Bancorp. Ms. Carlson, 48, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Cecere, 48, has served as Chief Financial Officer of U.S. Bancorp since February 2007, and Vice Chairman since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From February 2001 until February 2007 he was responsible for Wealth Management & Securities Services. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

William L. Chenevich

Mr. Chenevich is Vice Chairman of U.S. Bancorp. Mr. Chenevich, 65, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001.

Richard C. Hartnack

Mr. Hartnack is Vice Chairman of U.S. Bancorp. Mr. Hartnack, 63, has served in this position since April 2005, when he joined U.S. Bancorp to assume responsibility for Consumer Banking. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 46, has served in these positions since 2005. From 2003 until 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation since 1999.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman of U.S. Bancorp. Mr. Hoesley, 54, has served as Vice Chairman of U.S. Bancorp since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate at U.S. Bancorp since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman of U.S. Bancorp. Ms. Joseph, 50, has served as Vice Chairman of U.S. Bancorp since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

Howell D. McCullough III

Mr. McCullough is Executive Vice President and Chief Strategy Officer of U.S. Bancorp and Head of U.S. Bancorp’s Enterprise Revenue Office. Mr. McCullough, 52, has served in these positions since September 2007. From July 2005 until September 2007, he served as Director of Strategy and Acquisitions of the Payment Services business of U.S. Bancorp. He also served as Chief Financial Officer of the Payment Services business from October 2006 until September 2007. From March 2001 until July 2005, he served as Senior Vice President and Director of Investor Relations at U.S. Bancorp.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 60, has served in these positions since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

Joseph M. Otting

Mr. Otting is Vice Chairman of U.S. Bancorp. Mr. Otting, 51, has served in this position since April 2005, when he assumed responsibility for Commercial Banking. Previously, he served as Executive Vice President, East Commercial Banking Group of U.S. Bancorp from June 2003 to April 2005. He served as Market President of U.S. Bank in Oregon from December 2001 until June 2003.

P.W. Parker

Mr. Parker is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Parker, 52, has served in this position since October 2007. From March 2005 until October 2007, he served as Executive Vice President of

Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman of U.S. Bancorp. Mr. Payne, 61, has served in this position since July 2006, when he joined U.S. Bancorp to assume responsibility for Corporate Banking. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, since 2001.

Diane L. Thormodsgard

Ms. Thormodsgard is Vice Chairman of U.S. Bancorp. Ms. Thormodsgard, 58, has served as Vice Chairman of U.S. Bancorp since April 2007, when she assumed responsibility for Wealth Management & Securities Services. From 1999 until April 2007, she served as President of Corporate Trust and Institutional Trust & Custody services of U.S. Bancorp, having previously served as Chief Administrative Officer of Corporate Trust at U.S. Bancorp from 1995 to 1999.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics and Business Conduct can be found at www.usbank.com by clicking on “About U.S. Bancorp” and then “Corporate Governance.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct that apply to our principal executive officer, principal financial officer and principal accounting officer by posting such information on our website, at the address and location specified above.

Additional Information

Additional information in response to this Item 10 can be found in our Proxy Statement under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Nominees for Terms Ending in 2010,” “Directors with Terms Ending in 2010” and “Board Meetings and Committees.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in our Proxy Statement under the headings “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2008:

			Number of securities
			remaining
			available for future
	Number of securities		issuance under
	to be issued	Weighted-average	equity compensation plans
	upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan Category	warrants and rights	warrants and rights	first column)(a)

Equity compensation plans approved by security holders(b)	75,468,047	$29.42	45,441,825
Equity compensation plans not approved by security holders(c)(d)	4,784,384	$22.87	—
Total	80,252,431	$28.23	45,441,825

(a)	No shares are available for granting future awards under the U.S. Bancorp 2001 Stock Incentive Plan, the U.S. Bancorp 1998 Executive Stock Incentive Plan or the U.S. Bancorp 1991 Executive Stock Incentive plan. The 45,441,825 shares available under the U.S. Bancorp 2007 Stock Incentive Plan are available for future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 23,747,963 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

(b)	Includes shares underlying stock options and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the U.S. Bancorp 2007 Stock Incentive Plan, the U.S. Bancorp 2001 Stock Incentive Plan, the U.S. Bancorp 1998 Executive Stock Incentive Plan and the U.S. Bancorp 1991 Executive Stock Incentive Plan. Excludes 5,166,254 shares, with a weighted average exercise price of $26.62, underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp. Of the excluded shares, 4,812,188 underlie stock options granted under equity compensation plans of the former U.S. Bancorp that were approved by the shareholders of the former U.S. Bancorp.

(c)	Includes 2,813,292 shares of common stock issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. All of the remaining identified shares underlie stock options granted to a broad-based employee population pursuant to the U.S. Bancorp 2001 Employee Stock Incentive Plan (“2001 Plan”), the Firstar Corporation 1999 Employee Stock Incentive Plan (“1999 Plan”) and the Firstar Corporation 1998 Employee Stock Incentive Plan (“1998 Plan”).

(d)	The weighted-average exercise price does not include any assumed price at issuance of shares that may be issuable pursuant to the deferred compensation plans.

As of December 31, 2008, options to purchase an aggregate of 1,563,985 shares were outstanding under the 2001 Plan. Under the 2001 Plan, nonqualified stock options were granted to full-time or part-time employees actively employed by U.S. Bancorp on the grant date, other than individuals eligible to participate in any of the Company’s executive stock incentive plans. All options outstanding under the plan were granted on February 27, 2001.

As of December 31, 2008, options to purchase an aggregate of 379,315 shares of the Company’s common stock were outstanding under the 1999 Plan. Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.

As of December 31, 2008, options to purchase an aggregate of 27,792 shares of the Company’s common stock were outstanding under the 1998 Plan. Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.

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

The deferred compensation plans allow non-employee directors and members of the Company’s senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock may be received at the time of distribution at the election of the participant, in the form of shares of U.S. Bancorp common stock. The 2,813,292 shares included in the table assumes that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2008. The U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan and the U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

Information in response to this Item 14 can be found in our Proxy Statement under the headings “Fees of Independent Auditor” and “Administration of Engagement of Independent Auditor.” That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1.	Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2008 and 2007

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2008

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2008

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2008

•	Notes to Consolidated Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

2.	Financial Statement Schedules

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

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended.
(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on June 18, 2008.
4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.2(a)	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002.

Exhibit
Number	Description

(1)(2)10.3(a)	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.4(a)	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.5(a)	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.6(a)	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.7(a)	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.
(1)(2)10.8(a)	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.
(1)(2)10.9(a)	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.10(a)	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.
(1)(2)10.11(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.11(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.11(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.
(1)(2)10.11(d)	Appendix B-10 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10.11(e)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10.11(f)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.
(1)(2)10.11(g)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.
(1)(2)10.11(h)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.
(1)(2)10.11(i)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.
(1)(2)10.11(j)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.
(1)(2)10.12(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.13(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.
(1)(2)10.13(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.14(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.15(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.
(1)(2)10.15(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.16(a)	Form of Executive Severance Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

Exhibit
Number	Description

(1)(2)10.16(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.17(a)	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.18(a)	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.19(a)	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.
(1)(2)10.20(a)	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.21(a)	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.22(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.22(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.23(a)	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.24(a)	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10.25(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.
(1)(2)10.25(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.26(a)	U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 18, 2007.
(1)(2)10.26(b)	First Amendment of U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.4(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.27(a)	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.
(1)(2)10.28(a)	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.
(1)(2)10.29(a)	Form of 2007 Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 8-K filed on April 18, 2007.
(1)(2)10.30(a)	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.
(1)(2)10.31(a)	Form of 2008 Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2008.
(1)(2)10.32(a)	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.
(1)(2)10.33(a)	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A filed for the quarterly period ended September 30, 2007.

Exhibit
Number	Description

(1)(2)10.34(a)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009
12	Statement re: Computation of Ratio of Earnings to Fixed Charges
13	2008 Annual Report, pages 19 through 128
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.

(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 2, 2009, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ Richard K. Davis
Richard K. Davis
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ Richard K. Davis Richard K. Davis, Chairman, President, and Chief Executive Officer (principal executive officer)

/s/ Andrew Cecere Andrew Cecere, Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ Terrance R. Dolan Terrance R. Dolan, Executive Vice President and Controller (principal accounting officer)

/s/ Douglas M. Baker, Jr.* Douglas M. Baker, Jr., Director

/s/ Victoria Buyniski Gluckman* Victoria Buyniski Gluckman, Director

/s/ Arthur D. Collins, Jr.* Arthur D. Collins, Jr., Director

/s/ Joel W. Johnson* Joel W. Johnson, Director

/s/ Olivia F. Kirtley* Olivia F. Kirtley, Director

/s/ Jerry W. Levin* Jerry W. Levin, Director

/s/ David B. O’Maley* David B. O’Maley, Director

Signature and Title

/s/ O’dell M. Owens, M.D., M.P.H. * O’dell M. Owens, M.D., M.P.H., Director

/s/ Richard G. Reiten* Richard G. Reiten, Director

/s/ Craig D. Schnuck* Craig D. Schnuck, Director

/s/ Patrick T. Stokes* Patrick T. Stokes, Director

*	Lee R. Mitau, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: March 2, 2009	By:	/s/ Lee R. Mitau Lee R. Mitau Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary