Form 10-Q
period 2009-03-31
US BANCORP \DE\
filed 2009-05-08
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES ☑  NO ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐  NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2009 1,758,762,596 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This Quarterly Report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A continuation of the recent turbulence in the global financial markets, particularly if it worsens, could impact U.S. Bancorp’s performance, both directly by affecting its revenues and the value of its assets and liabilities, and indirectly by affecting its counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that any governmental program or legislation will help to stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely impact U.S. Bancorp’s business. In addition, U.S. Bancorp’s business and financial performance could be impacted as the financial industry restructures in the current environment, by increased regulation of financial institutions or other effects of recently enacted legislation, by changes in the creditworthiness and performance of its counterparties, and by changes in the competitive landscape. U.S. Bancorp’s results could also be adversely affected by continued deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile,” and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended
	March 31,
			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2009	2008	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,095	$1,830	14.5%
Noninterest income	1,986	2,295	(13.5)
Securities gains (losses), net	(198)	(251)	21.1

Total net revenue	3,883	3,874	.2
Noninterest expense	1,871	1,779	5.2
Provision for credit losses	1,318	485	*

Income before taxes	694	1,610	(56.9)
Taxable-equivalent adjustment	48	27	77.8
Applicable income taxes	101	476	(78.8)

Net income	545	1,107	(50.8)
Net income attributable to noncontrolling interests	(16)	(17)	5.9

Net income attributable to U.S. Bancorp	$529	$1,090	(51.5)

Net income applicable to U.S. Bancorp common shareholders	$419	$1,077	(61.1)

Per Common Share
Earnings per share	$.24	$.62	(61.3)%
Diluted earnings per share	.24	.62	(61.3)
Dividends declared per share	.050	.425	(88.2)
Book value per share	10.96	11.55	(5.1)
Market value per share	14.61	32.36	(54.9)
Average common shares outstanding	1,754	1,731	1.3
Average diluted common shares outstanding	1,760	1,748	.7
Financial Ratios
Return on average assets	.81%	1.85%
Return on average common equity	9.0	21.2
Net interest margin (taxable-equivalent basis) (a)	3.59	3.55
Efficiency ratio (b)	45.8	43.1
Average Balances
Loans	$185,705	$155,232	19.6%
Loans held for sale	5,191	5,118	1.4
Investment securities	42,321	43,891	(3.6)
Earning assets	235,314	207,014	13.7
Assets	266,237	236,675	12.5
Noninterest-bearing deposits	36,020	27,119	32.8
Deposits	160,528	130,858	22.7
Short-term borrowings	32,217	35,890	(10.2)
Long-term debt	37,784	39,822	(5.1)
Total U.S. Bancorp shareholders’ equity	26,819	21,479	24.9

	March 31, 2009	December 31, 2008

Period End Balances
Loans	$184,442	$185,229	(.4)%
Allowance for credit losses	4,105	3,639	12.8
Investment securities	39,266	39,521	(.6)
Assets	263,624	265,912	(.9)
Deposits	162,566	159,350	2.0
Long-term debt	38,825	38,359	1.2
Total U.S. Bancorp shareholders’ equity	27,223	26,300	3.5
Capital ratios
Tier 1 capital	10.9%	10.6%
Total risk-based capital	14.4	14.3
Leverage	9.8	9.8
Tangible common equity (c)	3.7	3.2
Tangible common equity, excluding accumulated other comprehensive income (loss) (d)	4.8	4.5
Tangible common equity to risk-weighted assets (e)	4.0	3.5

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(c)	Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill, intangible assets other than mortgage servicing rights and deferred tax assets, and tangible assets equals total assets less goodwill, intangible assets other than mortgage servicing rights and deferred tax assets. See Non-GAAP Financial Measures on page 24.
(d)	Computed as in (c), except the numerator is increased by the amount of net accumulated other comprehensive income (loss). See Non-GAAP Financial Measures on page 24.
(e)	Computed as tangible common equity divided by risk-weighted assets, where tangible common equity is computed as in (c) and risk-weighted assets are determined in accordance with prescribed regulatory instructions and totaled $232 billion and $257 billion at March 31, 2009 and December 31, 2008, respectively. See Non-GAAP Financial Measures on page 24.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $529 million for the first quarter of 2009 or $.24 per diluted common share, compared with $1,090 million, or $.62 per diluted common share for the first quarter of 2008. Return on average assets and return on average common equity were .81 percent and 9.0 percent, respectively, for the first quarter of 2009, compared with 1.85 percent and 21.2 percent, respectively, for the first quarter of 2008. As a result of the current economic environment, the Company increased the allowance for credit losses by recording $530 million of provision for credit losses in excess of net charge-offs. Additional significant items in the first quarter of 2009 results included $198 million of net securities losses, principally related to impairment of investments in perpetual preferred stock of a large financial institution downgraded during the quarter and a $92 million gain from a corporate real estate transaction. The first quarter of 2008 also included several significant items, including a $492 million gain related to the Company’s ownership position in Visa, Inc. (“Visa Gain”), $192 million of provision for credit losses in excess of net charge-offs and $253 million of impairment charges on structured investment securities.
Total net revenue, on a taxable-equivalent basis, for the first quarter of 2009 was $9 million (.2 percent) higher than the first quarter of 2008, reflecting a 14.5 percent increase in net interest income and a 12.5 percent decrease in noninterest income. The increase in net interest income from a year ago was a result of growth in average earning assets and an increase in net interest margin. The net interest margin increased from 3.55 percent in the first quarter of 2008 to 3.59 percent in the first quarter of 2009, because of growth in higher-spread loans and the Company’s interest rate sensitivity position which benefited from declining market rates. Noninterest income declined from a year ago as payment products revenue, merchant processing services, trust and investment management fees and deposit service charges were affected by the impact of the slowing economy on equity markets and customer spending. In addition, noninterest income decreased due to the Visa Gain in the first quarter of 2008, higher retail lease residual losses and lower income from equity investments. These revenue declines were partially offset by higher mortgage banking revenue, a lower level of net securities losses and a $92 million corporate real estate gain related to acquiring a controlling interest in an entity that owns an office building in which the Company leases office space.
Total noninterest expense in the first quarter of 2009 was $92 million (5.2 percent) higher than in the first quarter of 2008, principally due to costs associated with businesses acquired in 2008, partially offset by focused reductions in costs from implementation of the Company’s cost containment plan in the first quarter of 2009. Operating expense in the first quarter of 2009 also included higher pension and credit collection costs.
The provision for credit losses for the first quarter of 2009 increased $833 million over the first quarter of 2008. The increase in the provision for credit losses reflected continuing stress in residential real estate markets, driven by declining home prices in most geographic regions, as well as deteriorating economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs in the first quarter of 2009 were $788 million, compared with net charge-offs of $293 million in the first quarter of 2008. At March 31, 2009, $11.1 billion of the Company’s assets were covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (“covered assets”). Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2,095 million in the first quarter of 2009, compared with $1,830 million in the first quarter of 2008. The $265 million (14.5 percent) increase was due to growth in average earning assets, as well as a higher net interest margin percentage. Average earning assets were $28.3 billion (13.7 percent) higher in the first quarter of 2009 than the first quarter of 2008, primarily driven by an increase in average loans. During the first quarter of 2009, the net interest margin increased to 3.59 percent, compared with 3.55 percent in the first quarter of 2008. The net interest margin increased because of growth in higher-spread loans and asset/liability re-pricing in a declining interest rate

U.S. Bancorp	3

environment. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Total average loans for the first quarter of 2009 were $30.5 billion (19.6 percent) higher than the first quarter of 2008, driven by growth in most loan categories. This included growth in average retail loans of $9.9 billion (19.4 percent), commercial loans of $4.4 billion (8.6 percent), commercial real estate loans of $3.9 billion (13.1 percent) and residential mortgages of $.9 billion (4.1 percent). Retail loan growth, year-over-year, included a $4.7 billion increase in federally guaranteed student loan balances resulting from the transfer of loans held for sale to held for investment, a portfolio purchase and production growth. Retail loans also experienced strong growth in credit card and home equity loan balances. The increase in commercial loans was principally a result of growth in corporate and commercial banking balances as new and existing business customers used bank credit facilities to fund business growth and liquidity requirements. The growth in commercial real estate loans reflected new business growth driven by capital market conditions and an acquisition in the second quarter of 2008. The increase in residential mortgages reflected increased origination activity as a result of current market interest rate declines. Average covered assets related to the fourth quarter of 2008 acquisitions of Downey Savings and Loan Association, F.A. and PFF Bank and Trust (“Downey” and “PFF”, respectively) were $11.3 billion in the first quarter of 2009.
Average investment securities in the first quarter of 2009 were $1.6 billion (3.6 percent) lower than the first quarter of 2008, principally a result of prepayments and sales. The composition of the Company’s investment portfolio remained essentially unchanged from a year ago.
Average total deposits for the first quarter of 2009 increased $29.7 billion (22.7 percent) over the first quarter of 2008. Excluding deposits from 2008 acquisitions, average total deposits increased $16.1 billion (12.3 percent) over the first quarter of 2008. Average noninterest-bearing deposits increased $8.9 billion (32.8 percent) year-over-year, primarily due to growth in the Wealth Management & Securities Services and Wholesale Banking business lines and the impact of acquisitions. Average total savings deposits increased year-over-year by $9.3 billion (15.2 percent) primarily because of an increase in average savings accounts of $5.2 billion, primarily in Consumer Banking. The increase was also due to a $1.7 billion (5.7 percent) increase in average interest checking balances, the result of higher Consumer Banking and state and municipal government-related balances, and a $2.3 billion (9.1 percent) increase in average money market savings balances driven by higher balances from broker-dealer and institutional trust customers and the impact of acquisitions. Average time certificates of deposit less than $100,000 were higher year-over-year by $4.5 billion (33.3 percent), primarily due to acquisitions. Average time deposits greater than $100,000 increased by $7.0 billion (23.9 percent) year-over-year as a result of the business lines’ ability to attract larger customer deposits given current market conditions and the impact of acquisitions.

Provision for Credit Losses The provision for credit losses for the first quarter of 2009 increased $833 million over the first quarter of 2008. The provision for credit losses exceeded net charge-offs by $530 million in the first quarter of 2009 and $192 million in the first quarter of 2008. The increases in the provision and allowance for credit losses reflected continuing stress in residential real estate markets, driven by declining home prices in most geographic regions. The increases also reflected deteriorating economic conditions and the corresponding impact on the commercial and consumer loan portfolios. Net charge-offs in the first quarter of 2009 were $788 million, compared with net charge-offs of $293 million in the first quarter of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2009 was $1,788 million, compared with $2,044 million in the first quarter of 2008. The $256 million (12.5 percent) decrease in the first quarter of 2009 from the first quarter of 2008 was principally due to the $492 million Visa Gain included in the first quarter of 2008. Offsetting this item was a significant increase in mortgage banking revenue due to an increase in gains on the sales of mortgage loans brought on by improving margins and higher production levels, the result of the current refinancing activities, given the lower rate environment. Other increases in noninterest income included higher ATM processing services related to growth in transaction volumes and business expansion, higher treasury management fees as declining rates reduced customer earnings credits, and higher commercial products revenue due to higher foreign exchange revenue, letters of credit and other commercial loan fees. Fee-based revenue in certain revenue categories decreased because weaker economic conditions adversely impacted consumer and business

4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2009	2008	Change
Credit and debit card revenue	$256	$248	3.2%
Corporate payment products revenue	154	164	(6.1)
ATM processing services	102	84	21.4
Merchant processing services	258	271	(4.8)
Trust and investment management fees	294	335	(12.2)
Deposit service charges	226	257	(12.1)
Treasury management fees	137	124	10.5
Commercial products revenue	129	112	15.2
Mortgage banking revenue	233	105	*
Investment products fees and commissions	28	36	(22.2)
Securities gains (losses), net	(198)	(251)	21.1
Other	169	559	(69.8)

Total noninterest income	$1,788	$2,044	(12.5)%

*    Not meaningful.

behavior. Corporate payment products revenue and merchant processing services revenue decreased because transaction volumes declined. Deposit service charges decreased primarily due to lower overdraft fees, with a decrease in the volume of overdraft incidences more than offsetting account growth. Trust and investment management fees declined, as did investment product fees and commissions, reflecting a decline in equity market conditions. Other income decreased, primarily due to the net impact of the 2008 Visa Gain, offset by a $62 million reduction in income in 2008 from the adoption of an accounting standard and the corporate real estate gain in the current quarter. Net securities losses were lower than a year ago because the Company sold certain fixed-rate securities for gains in the first quarter of 2009. Impairment charges on securities were $254 million in the first quarter of 2009, approximately the same as recorded in the first quarter of 2008.

Noninterest Expense Noninterest expense was $1,871 million in the first quarter of 2009, an increase of $92 million (5.2 percent) from the first quarter of 2008. Compensation expense increased primarily due to businesses acquired in 2008. Employee benefits expense increased partially due to acquired businesses, but also because of increased pension costs associated with previous period declines in the value of pension assets. Net occupancy and equipment expense, and technology and communications expense increased over the first quarter of 2008, primarily due to acquisitions, as well as branch-based and other business expansion initiatives. Other expense increased year-over-year as a result of increased costs for other real estate owned, mortgage servicing, tax-advantaged projects and acquisition integration. Marketing and business development expense decreased year-over-year due to a contribution to the U.S. Bancorp Foundation in the first quarter of 2008.

Income Tax Expense The provision for income taxes was $101 million (an effective rate of 15.6 percent) for the first quarter of 2009, compared with $476 million (an effective rate of 30.1 percent) for the first quarter of 2008. The decline in the effective tax rate from the first quarter of 2008 reflected the impact of the decline in pre-tax earnings and the relative level of tax-advantaged investments. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $184.4 billion at March 31, 2009, compared with $185.2 billion at December 31, 2008, a decrease of $.8 billion (.4 percent). The decrease was driven by a decrease in commercial loans and covered assets, partially offset by growth in retail loans, residential mortgages and commercial real estate loans. The $1.7 billion (3.0 percent) decrease in commercial loans was primarily driven by business customers’ lower capital spending and utilization of bank credit facilities to fund business growth and liquidity requirements.
Commercial real estate loans increased $.4 billion (1.3 percent) at March 31, 2009, compared with December 31, 2008, reflecting new business growth, as current market conditions have limited borrower access to capital markets.
Residential mortgages held in the loan portfolio increased $.4 billion (1.9 percent) at March 31, 2009, compared with December 31, 2008, reflecting an increase in mortgage banking origination activity as a

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2009	2008	Change
Compensation	$786	$745	5.5%
Employee benefits	155	137	13.1
Net occupancy and equipment	211	190	11.1
Professional services	52	47	10.6
Marketing and business development	56	79	(29.1)
Technology and communications	155	140	10.7
Postage, printing and supplies	74	71	4.2
Other intangibles	91	87	4.6
Other	291	283	2.8

Total noninterest expense	$1,871	$1,779	5.2%

Efficiency ratio	45.8%	43.1%

result of current market interest rate declines. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $.4 billion (.7 percent) at March 31, 2009, compared with December 31, 2008. The increase was primarily driven by growth in student loan and credit card balances, partially offset by a decrease in installment loan balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $4.7 billion at March 31, 2009, compared with $3.2 billion at December 31, 2008. The increase in loans held for sale was principally due to an increase in mortgage loan origination activity due to a decline in rates and seasonal loan originations during the first quarter of 2009.

Investment Securities Investment securities, including available-for-sale and held-to-maturity, totaled $39.3 billion at March 31, 2009, compared with $39.5 billion at December 31, 2008. At March 31, 2009, adjustable-rate financial instruments comprised 44 percent of the investment securities portfolio, compared with 40 percent at December 31, 2008.
The Company conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired. On April 9, 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”, which the Company adopted effective January 1, 2009. FSP 115-2 provides guidance for the measurement and recognition of other-than-temporary impairment for debt securities, and requires the portion of other-than-temporary impairment related to factors other than credit losses be recognized in other comprehensive income (loss), rather than earnings. The effect of the adoption of FSP 115-2 was not significant.
Net unrealized losses included in accumulated other comprehensive income (loss) were $2.3 billion at March 31, 2009, compared with $2.8 billion at December 31, 2008. The decrease in unrealized losses was primarily due to amounts recognized as other-than-temporary impairment, and an increase in fair value of agency mortgage-backed securities and obligations of state and political subdivisions. Many of the state and political subdivision obligations are supported by mono-line insurers. As a result, management monitors the underlying credit quality of the issuers and the support of the mono-line insurers.
As of March 31, 2009, approximately 1 percent of the available-for-sale securities portfolio consisted of perpetual preferred securities, primarily issued by financial institutions. The unrealized losses for these securities were $274 million at March 31, 2009, compared to $387 million at December 31, 2008. The decrease was principally a result of impairment recognized on the perpetual preferred stock of a large domestic bank downgraded during the first quarter of 2009.
There is limited market activity for the remaining structured investment security and certain non-agency mortgage-backed securities held by the Company. As a result the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various market factors, which are judgmental in nature. The Company recorded $56 million of impairment charges on non-agency mortgage-backed and structured investment vehicle related securities during the first

6	U.S. Bancorp

Table 4    Investment Securities

	March 31, 2009				December 31, 2008
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity	Average	Amortized	Fair	Maturity	Average
(Dollars in Millions)	Cost	Value	in Years	Yield (c)	Cost	Value	in Years	Yield (c)

Held-to-maturity
Mortgage-backed securities (a)	$5	$5	5.2	5.74%	$5	$5	5.2	5.89%
Obligations of state and political subdivisions (b)	36	37	10.8	6.34	38	39	10.9	6.27
Other debt securities	10	10	1.3	3.26	10	10	1.6	3.92

Total held-to-maturity securities	$51	$52	8.4	5.66%	$53	$54	8.5	5.78%

Available-for-sale
U.S. Treasury and agencies	$750	$764	1.8	4.02%	$664	$682	1.0	4.64%
Mortgage-backed securities (a)
Agency	25,976	26,336	2.1	3.60	26,512	26,527	3.3	3.91
Non-agency	4,768	3,733	6.4	4.24	4,754	3,605	2.6	4.73
Asset-backed securities (a)	679	581	3.7	2.48	616	610	3.8	4.73
Obligations of state and political subdivisions (b)	6,992	6,378	20.2	6.71	7,220	6,416	21.3	6.73
Perpetual preferred securities	579	307	33.9	8.10	777	391	37.2	6.17
Other investments	1,752	1,116	23.5	3.52	1,740	1,237	24.0	4.21

Total available-for-sale securities	$41,496	$39,215	7.0	4.25%	$42,283	$39,468	7.7	4.56%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

quarter of 2009. These impairment charges were a result of changes in expected cash flows resulting from the continuing decline in housing prices and an increase in foreclosure activity. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $162.6 billion at March 31, 2009, compared with $159.3 billion at December 31, 2008, an increase of $3.2 billion (2.0 percent). The increase in total deposits was primarily the result of increases in savings accounts, interest checking accounts and noninterest-bearing deposit balances, partially offset by a decrease in time deposits greater than $100,000. The $2.7 billion (29.3 percent) increase in savings account balances was due primarily to strong participation in a new savings product offered by Consumer Banking and higher broker-dealer balances. The $2.1 billion (6.5 percent) increase in interest checking balances was due to higher government, broker-dealer and branch-based balances. The $1.2 billion (3.2 percent) increase in noninterest-bearing deposits was primarily due to increases in broker-dealer and commercial banking balances, partially offset by the seasonal decline in corporate trust deposits. Time deposits greater than $100,000 decreased $2.8 billion (7.8 percent) at March 31, 2009, compared with December 31, 2008. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $26.0 billion at March 31, 2009, compared with $34.0 billion at December 31, 2008. The decrease reflected continued increases in deposits due to customer flight to quality, as well as asset/liability management decisions to fund balance sheet growth with other funding sources, such as deposits and long-term debt.
Long-term debt was $38.8 billion at March 31, 2009, compared with $38.4 billion at December 31, 2008, primarily reflecting issuances of $1.6 billion of medium-term notes, partially offset by $.6 billion of medium-term note maturities and the net decrease of $.5 billion of Federal Home Loan Bank Advances in the first quarter of 2009. The $.5 billion (1.2 percent) increase in long-term debt reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

U.S. Bancorp	7

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part through diversification of its loan portfolio. As part of its normal business activities, the Company offers a broad array of commercial and retail lending products. The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by monitoring loan-to-values during the underwriting process.

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at March 31, 2009 (excluding covered assets):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total

Consumer Finance
Less than or equal to 80%	$1,035	$2,872	$3,907	39.7%
Over 80% through 90%	699	1,538	2,237	22.7
Over 90% through 100%	721	2,829	3,550	36.1
Over 100%	–	148	148	1.5

Total	$2,455	$7,387	$9,842	100.0%
Other Retail
Less than or equal to 80%	$2,218	$10,505	$12,723	89.7%
Over 80% through 90%	76	574	650	4.6
Over 90% through 100%	204	603	807	5.7
Over 100%	–	–	–	–

Total	$2,498	$11,682	$14,180	100.0%
Total Company
Less than or equal to 80%	$3,253	$13,377	$16,630	69.2%
Over 80% through 90%	775	2,112	2,887	12.0
Over 90% through 100%	925	3,432	4,357	18.2
Over 100%	–	148	148	.6

Total	$4,953	$19,069	$24,022	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

8	U.S. Bancorp

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Consumer Finance (a)
Less than or equal to 80%	$691	$198	$889	36.5%
Over 80% through 90%	340	189	529	21.7
Over 90% through 100%	405	422	827	34.0
Over 100%	67	124	191	7.8

Total	$1,503	$933	$2,436	100.0%
Other Retail
Less than or equal to 80%	$11,416	$1,662	$13,078	78.0%
Over 80% through 90%	1,811	462	2,273	13.6
Over 90% through 100%	940	400	1,340	8.0
Over 100%	53	21	74	.4

Total	$14,220	$2,545	$16,765	100.0%
Total Company
Less than or equal to 80%	$12,107	$1,860	$13,967	72.7%
Over 80% through 90%	2,151	651	2,802	14.6
Over 90% through 100%	1,345	822	2,167	11.3
Over 100%	120	145	265	1.4

Total	$15,723	$3,478	$19,201	100.0%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division, at March 31, 2009, approximately $2.8 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.9 billion at December 31, 2008.

The following table provides further information on residential mortgages for the consumer finance division:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division

Sub-Prime Borrowers
Less than or equal to 80%	$4	$1,076	$1,080	11.0%
Over 80% through 90%	6	675	681	6.9
Over 90% through 100%	18	942	960	9.8
Over 100%	–	81	81	.8

Total	$28	$2,774	$2,802	28.5%
Other Borrowers
Less than or equal to 80%	$1,031	$1,796	$2,827	28.7%
Over 80% through 90%	693	863	1,556	15.8
Over 90% through 100%	703	1,887	2,590	26.3
Over 100%	–	67	67	.7

Total	$2,427	$4,613	$7,040	71.5%

Total Consumer Finance	$2,455	$7,387	$9,842	100.0%

In addition to residential mortgages, at March 31, 2009, the consumer finance division had $.7 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2008.

The following table provides further information on home equity and second mortgages for the consumer finance division:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Sub-Prime Borrowers
Less than or equal to 80%	$25	$130	$155	6.4%
Over 80% through 90%	30	123	153	6.3
Over 90% through 100%	2	264	266	10.9
Over 100%	44	90	134	5.5

Total	$101	$607	$708	29.1%
Other Borrowers
Less than or equal to 80%	$666	$68	$734	30.1%
Over 80% through 90%	310	66	376	15.4
Over 90% through 100%	403	158	561	23.0
Over 100%	23	34	57	2.4

Total	$1,402	$326	$1,728	70.9%

Total Consumer Finance	$1,503	$933	$2,436	100.0%

Including residential mortgages, and home equity and second mortgage loans, the total amount of loans, other than covered assets, to customers that may be defined as sub-prime borrowers represented only 1.3 percent of total assets at March 31, 2009, compared with 1.4 percent at December 31, 2008. Covered assets include $3.1 billion in loans with negative-amortization payment options at March 31, 2009, compared with $3.3 billion at December 31, 2008. Other than covered assets, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

U.S. Bancorp	9

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2009	2008

Commercial
Commercial	.22%	.15%
Lease financing	–	–

Total commercial	.19	.13
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.23	.36

Total commercial real estate	.07	.11
Residential Mortgages	2.03	1.55
Retail
Credit card	2.56	2.20
Retail leasing	.14	.16
Other retail	.50	.45

Total retail	.94	.82

Total loans, excluding covered assets	.68	.56

Covered Assets	6.76	5.13

Total loans	1.05%	.84%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2009	2008

Commercial	1.59%	.82%
Commercial real estate	3.87	3.34
Residential mortgages (a)	3.02	2.44
Retail (b)	1.16	.97

Total loans, excluding covered assets	2.08	1.57

Covered assets	13.11	10.74

Total loans	2.74%	2.14%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 9.90 percent at March 31, 2009, and 6.95 percent at December 31, 2008.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.29 percent at March 31, 2009, and 1.10 percent at December 31, 2008.

Loan Delinquencies Trends in delinquency ratios are one indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1,932 million ($1,185 million excluding covered assets) at March 31, 2009, compared with $1,554 million ($967 million excluding covered assets) at December 31, 2008. The increase in 90 day delinquent loans was primarily related to residential mortgages, commercial loans, credit cards, home equity loans and covered assets. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of accruing loans 90 days or more past due to total loans was 1.05 percent (.68 percent excluding covered assets) at March 31, 2009, compared with .84 percent (.56 percent excluding covered assets) at December 31, 2008. The Company expects delinquencies to continue to increase as difficult economic conditions affect more borrowers, both consumer and commercial.

10	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered assets:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Residential mortgages
30-89 days	$478	$536	1.99%	2.28%
90 days or more	487	366	2.03	1.55
Nonperforming	239	210	.99	.89

Total	$1,204	$1,112	5.01%	4.72%

Retail
Credit card
30-89 days	$359	$369	2.62%	2.73%
90 days or more	352	297	2.56	2.20
Nonperforming	90	67	.66	.49

Total	$801	$733	5.84%	5.42%
Retail leasing
30-89 days	$43	$49	.85%	.95%
90 days or more	7	8	.14	.16
Nonperforming	–	–	–	–

Total	$50	$57	.99%	1.11%
Home equity and second mortgages
30-89 days	$160	$170	.83%	.89%
90 days or more	122	106	.63	.55
Nonperforming	30	14	.16	.07

Total	$312	$290	1.62%	1.51%
Other retail
30-89 days	$228	$255	1.00%	1.13%
90 days or more	89	81	.39	.36
Nonperforming	15	11	.07	.05

Total	$332	$347	1.46%	1.54%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Residential mortgages
30-89 days	3.15%	3.96%	1.18%	1.06%
90 days or more	3.24	2.61	1.18	.79
Nonperforming	1.76	1.60	.47	.38

Total	8.15%	8.17%	2.83%	2.23%

Retail
Credit card
30-89 days	–%	–%	2.62%	2.73%
90 days or more	–	–	2.56	2.20
Nonperforming	–	–	.66	.49

Total	–%	–%	5.84%	5.42%
Retail leasing
30-89 days	–%	–%	.85%	.95%
90 days or more	–	–	.14	.16
Nonperforming	–	–	–	–

Total	–%	–%	.99%	1.11%
Home equity and second mortgages
30-89 days	2.18%	3.24%	.64%	.59%
90 days or more	2.26	2.36	.40	.32
Nonperforming	.45	.14	.11	.07

Total	4.89%	5.74%	1.15%	.98%
Other retail
30-89 days	4.80%	6.91%	.91%	1.00%
90 days or more	1.29	1.98	.37	.32
Nonperforming	.18	–	.06	.05

Total	6.27%	8.89%	1.34%	1.37%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

U.S. Bancorp	11

Within the consumer finance division at March 31, 2009, approximately $426 million and $96 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $467 million and $121 million, respectively, at December 31, 2008.

The following table provides summary delinquency information for covered assets:

			As a Percent of
			Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Covered assets
30-89 days	$724	$740	6.55%	6.46%
90 days or more	747	587	6.76	5.13
Nonperforming	702	643	6.35	5.62

Total	$2,173	$1,970	19.66%	17.21%

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

The following table provides a summary of restructured loans, excluding covered assets, that are performing in accordance with modified terms, and therefore continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Commercial	$47	$35	.09%	.06%
Commercial real estate	128	138	.38	.42
Residential mortgages	1,129	813	4.70	3.45
Credit card	509	450	3.71	3.33
Other retail	88	73	.19	.16

Total loans	$1,901	$1,509	1.03%	.81%

Restructured loans, excluding covered assets, were $392 million higher at March 31, 2009, compared with December 31, 2008, reflecting the impact of restructurings for certain residential mortgage customers in light of current economic conditions. The Company expects this trend to continue as the Company assists borrowers who are having financial difficulties.
The Company has also modified certain covered loans in accordance with the terms of agreements with the FDIC in connection with the acquisitions of Downey and PFF. Losses associated with modifications on covered assets, including the economic impact of interest rate reductions, are generally eligible for credit loss protection under the loss sharing agreements.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At March 31, 2009, total nonperforming assets were $3,410 million, compared with $2,624 million at December 31, 2008. Nonperforming assets at March 31, 2009 included $702 million of covered assets, compared with $643 million at December 31, 2008. The ratio of total nonperforming assets to total loans and other real estate was 1.85 percent (1.56 percent excluding covered assets) at March 31, 2009, compared with 1.42 percent (1.14 percent excluding covered assets) at December 31, 2008. The increase in nonperforming assets was driven primarily by the residential construction portfolio and related industries, as well as the residential mortgage portfolio, an increase in foreclosed residential properties and the impact of the economic slowdown on other commercial customers.
Included in nonperforming loans were restructured loans that are not accruing interest, of $169 million at March 31, 2009, compared with $151 million at December 31, 2008.
Other real estate, excluding covered assets, was $257 million at March 31, 2009, compared with $190 million at December 31, 2008, and was primarily related to foreclosed properties that previously secured residential mortgages, home equity and second mortgage loan balances. The increase in other real estate assets reflected continuing stress in residential construction and related supplier industries and higher residential mortgage loan foreclosures.

12	U.S. Bancorp

Table 6     Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2009	2008

Commercial
Commercial	$651	$290
Lease financing	119	102

Total commercial	770	392
Commercial Real Estate
Commercial mortgages	392	294
Construction and development	887	780

Total commercial real estate	1,279	1,074
Residential Mortgages	239	210
Retail
Credit card	90	67
Retail leasing	–	–
Other retail	45	25

Total retail	135	92

Total nonperforming loans, excluding covered assets	2,423	1,768
Covered Assets	702	643

Total nonperforming loans	3,125	2,411
Other Real Estate (b)	257	190
Other Assets	28	23

Total nonperforming assets	$3,410	$2,624

Accruing loans 90 days or more past due, excluding covered assets	$1,185	$967
Accruing loans 90 days or more past due	$1,932	$1,554
Nonperforming loans to total loans, excluding covered assets	1.40%	1.02%
Nonperforming loans to total loans	1.69%	1.30%
Nonperforming assets to total loans plus other real estate, excluding covered assets (b)	1.56%	1.14%
Nonperforming assets to total loans plus other real estate (b)	1.85%	1.42%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2008	$1,896	$728	$2,624
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,100	298	1,398
Advances on loans	27	–	27

Total additions	1,127	298	1,425
Reductions in nonperforming assets
Paydowns, payoffs	(67)	(138)	(205)
Net sales	(8)	–	(8)
Return to performing status	(53)	(4)	(57)
Charge-offs (c)	(312)	(57)	(369)

Total reductions	(440)	(199)	(639)

Net additions to nonperforming assets	687	99	786

Balance March 31, 2009	$2,583	$827	$3,410

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $237 million and $209 million at March 31, 2009, and December 31, 2008, respectively of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

The following table provides an analysis of other real estate owned (“OREO”) excluding covered assets, as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Residential
Minnesota	$20	$18	.37%	.34%
California	18	13	.39	.29
Michigan	12	12	2.49	2.39
Missouri	9	7	.34	.26
Florida	9	9	1.24	1.20
All other states	98	86	.33	.30

Total residential	166	145	.38	.34
Commercial	91	45	.27	.14

Total OREO	$257	$190	.14%	.10%

U.S. Bancorp	13

Table 7      Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,
	2009	2008

Commercial
Commercial	.92%	.34%
Lease financing	3.29	1.03

Total commercial	1.21	.43
Commercial Real Estate
Commercial mortgages	.22	.08
Construction and development	4.82	.35

Total commercial real estate	1.58	.16
Residential Mortgages	1.54	.46
Retail
Credit card	6.32	3.93
Retail leasing	1.03	.49
Home equity and second mortgages	1.48	.73
Other retail	1.75	1.25

Total retail	2.62	1.58

Total loans, excluding covered assets	1.82	.76
Covered Assets	.21	–

Total loans	1.72%	.76%

The Company expects nonperforming assets, including OREO, to continue to increase as difficult economic conditions affect more borrowers, both consumer and commercial.

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $788 million for the first quarter of 2009, compared with net charge-offs of $293 million for the first quarter of 2008. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2009 was 1.72 percent, compared with .76 percent, for the first quarter of 2008. The year-over-year increase in total net charge-offs was driven by factors affecting the residential housing markets, including homebuilding and related industries, and credit costs associated with credit card and other consumer loans as the economy weakened. Given current economic conditions and the continuing weakness in home prices and the economy in general, the Company expects net charge-offs will remain elevated during 2009.
Commercial and commercial real estate loan net charge-offs for the first quarter of 2009 increased to $297 million (1.35 percent of average loans outstanding on an annualized basis), compared with $67 million (.33 percent of average loans outstanding on an annualized basis) for the first quarter of 2008. The year-over-year increase in net charge-offs reflected continuing stress in housing, especially residential homebuilding and related industry sectors.
Residential mortgage loan net charge-offs for the first quarter of 2009 were $91 million (1.54 percent of average loans outstanding on an annualized basis), compared with $26 million (.46 percent of average loans outstanding on an annualized basis) for the first quarter of 2008. Total retail loan net charge-offs for the first quarter of 2009 were $394 million (2.62 percent of average loans outstanding on an annualized basis), compared with $200 million (1.58 percent of average loans outstanding on an annualized basis) for the first quarter of 2008. The increased residential mortgage and retail loan net charge-offs reflected the adverse impact of current economic conditions on consumers.

14	U.S. Bancorp

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail related loans:

	Three Months Ended March 31
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2009	2008	2009	2008
Consumer Finance (a)
Residential mortgages	$9,898	$9,898	2.99%	.85%
Home equity and second mortgages	2,417	1,873	6.21	4.29
Other retail	525	429	7.72	5.63
Other Retail
Residential mortgages	$14,017	$13,080	.52%	.15%
Home equity and second mortgages	16,798	14,654	.80	.27
Other retail	22,462	17,202	1.61	1.15
Total Company
Residential mortgages	$23,915	$22,978	1.54%	.46%
Home equity and second mortgages	19,215	16,527	1.48	.73
Other retail	22,987	17,631	1.75	1.25

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended March 31
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2009	2008	2009	2008
Residential mortgages
Sub-prime borrowers	$2,838	$3,220	5.00%	1.62%
Other borrowers	7,060	6,678	2.18	.48

Total	$9,898	$9,898	2.99%	.85
Home equity and second mortgages
Sub-prime borrowers	$713	$854	10.81%	6.59%
Other borrowers	1,704	1,019	4.28	2.37

Total	$2,417	$1,873	6.21%	4.29%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, and considers credit loss protection from loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it is sufficient to cover incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2009, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.

U.S. Bancorp	15

Table 8      Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,
(Dollars in Millions)	2009	2008
Balance at beginning of period	$3,639	$2,260
Charge-offs
Commercial
Commercial	117	46
Lease financing	63	22

Total commercial	180	68
Commercial real estate
Commercial mortgages	14	4
Construction and development	117	8

Total commercial real estate	131	12
Residential mortgages	93	26
Retail
Credit card	225	131
Retail leasing	15	8
Home equity and second mortgages	72	32
Other retail	118	71

Total retail	430	242

Covered assets	6	–

Total charge-offs	840	348
Recoveries
Commercial
Commercial	5	7
Lease financing	8	6

Total commercial	13	13
Commercial real estate
Commercial mortgages	1	–
Construction and development	–	–

Total commercial real estate	1	–
Residential mortgages	2	–
Retail
Credit card	13	23
Retail leasing	2	1
Home equity and second mortgages	2	2
Other retail	19	16

Total retail	36	42

Covered assets	–	–

Total recoveries	52	55
Net Charge-offs
Commercial
Commercial	112	39
Lease financing	55	16

Total commercial	167	55
Commercial real estate
Commercial mortgages	13	4
Construction and development	117	8

Total commercial real estate	130	12
Residential mortgages	91	26
Retail
Credit card	212	108
Retail leasing	13	7
Home equity and second mortgages	70	30
Other retail	99	55

Total retail	394	200

Covered assets	6	–

Total net charge-offs	788	293

Provision for credit losses	1,318	485
Acquisitions and other changes	(64)	(17)

Balance at end of period	$4,105	$2,435

Components
Allowance for loan losses	$3,947	$2,251
Liability for unfunded credit commitments	158	184

Total allowance for credit losses	$4,105	$2,435

Allowance for credit losses as a percentage of
Period-end loans, excluding covered assets	2.37%	1.54%
Nonperforming loans, excluding covered assets	169	358
Nonperforming assets, excluding covered assets	152	288
Annualized net charge-offs, excluding covered assets	129	207

Period-end loans	2.23%	1.54%
Nonperforming loans	131	358
Nonperforming assets	120	288
Annualized net charge-offs	128	207

16	U.S. Bancorp

At March 31, 2009, the allowance for credit losses was $4,105 million (2.23 percent of total loans and 2.37 percent of loans excluding covered assets), compared with an allowance of $3,639 million (1.96 percent of total loans and 2.09 percent of loans excluding covered assets) at December 31, 2008. The ratio of the allowance for credit losses to nonperforming loans was 131 percent (169 percent excluding covered assets) at March 31, 2009, compared with 151 percent (206 percent excluding covered assets) at December 31, 2008. The ratio of the allowance for credit losses to annualized loan net charge-offs was 128 percent (129 percent excluding covered assets) at March 31, 2009, compared with 200 percent (201 percent excluding covered assets for full year 2008 net charge-offs) at December 31, 2008.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2009, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2008. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Risk Committee (“Risk Committee”) provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on operational risk management.

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and safety and soundness of an entity. To minimize the volatility of net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with the ALPC management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALPC policy limits the estimated change in net interest income to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2009, and December 31, 2008, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The ALPC policy limits the change in market value of equity in a 200 basis point parallel rate shock to a 15.0 percent decline of the market value of equity assuming interest rates at

Sensitivity of Net Interest Income

	March 31, 2009						December 31, 2008
	Down 50		Up 50	Down 200		Up 200	Down 50		Up 50	Down 200		Up 200
	Immediate		Immediate	Gradual*		Gradual	Immediate		Immediate	Gradual		Gradual

Net interest income		*	.63%		*	1.10%		*	.37%		*	1.05%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U.S. Bancorp	17

March 31, 2009. The up 200 basis point scenario resulted in a 6.5 percent decrease in the market value of equity at March 31, 2009, compared with a 7.6 percent decrease at December 31, 2008. The down 200 basis point scenario resulted in a 2.5 percent decrease in the market value of equity at March 31, 2009, compared with a 2.8 percent decrease at December 31, 2008. At March 31, 2009, and December 31, 2008, the Company was within policy.
The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At March 31, 2009, the duration of assets, liabilities and equity was 1.6 years, 1.7 years and 1.1 years, respectively, compared with 1.6 years, 1.7 years and 1.2 years, respectively, at December 31, 2008. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (“asset and liability management positions”), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt, issued to finance the Company, from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate debt, issued to finance the Company, from floating-rate payments to fixed-rate payments; and
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded mortgage loans and mortgage servicing rights (“MSRs”).
To manage these risks, the Company may enter into exchange-traded and over-the-counter derivative contracts including interest rate swaps, swaptions, futures, forwards and options. In addition, the Company enters into interest rate and foreign exchange derivative contracts to accommodate the business requirements of its customers (“customer-related positions”). The Company minimizes the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers. The Company does not utilize derivatives for speculative purposes.
The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements. In particular, the Company enters into U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2009, the Company had $11.8 billion of forward commitments to sell mortgage loans hedging $4.1 billion of mortgage loans held for sale and $12.6 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are derivatives in accordance with the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedge Activities”, and the Company has elected the fair value option for the mortgage loans held for sale.
Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, entering into master netting agreements with its counterparties, requiring collateral agreements with credit-rating thresholds and, in certain cases, though insignificant, transferring the counterparty credit risk related to interest rate swaps to third-parties through the use of risk participation agreements.
For additional information on derivatives and hedging activities, refer to Note 11 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. These trading activities principally support the risk management processes of the Company’s customers including their management of foreign currency and interest rate risks. The Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one

18	U.S. Bancorp

day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. As part of its market risk management approach, the Company sets and monitors VaR limits for each trading portfolio. The Company’s trading VaR did not exceed $1 million during the first quarter of 2009 or the first quarter of 2008.

Liquidity Risk Management  The ALPC establishes policies and guidelines, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk.
During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums have widened and many banks have experienced liquidity constraints, substantially increased pricing to retain deposits or utilized the Federal Reserve System discount window to secure adequate funding. The Company’s profitable operations, sound credit quality and strong balance sheet have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. This has allowed the Company to experience strong liquidity, as depositors and investors in the wholesale funding markets seek strong financial institutions. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on liquidity risk management.
At March 31, 2009, parent company long-term debt outstanding was $12.3 billion, compared with $10.8 billion at December 31, 2008. The $1.5 billion increase was primarily due to the issuance of $1.6 billion of medium-term notes during the first three months of 2009. As of March 31, 2009, $1.0 billion of parent company debt was scheduled to mature during the remainder of 2009.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $1.8 billion at March 31, 2009.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. During the first quarter of 2009, the Company reduced its quarterly common dividend to $.05 per common share. This reduction preserved common equity and had a positive impact on the Company’s capital ratios. Table 9 provides a summary of capital ratios as of March 31, 2009, and December 31, 2008. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $27.2 billion at March 31, 2009, compared with $26.3 billion at December 31, 2008. The increase was the result of corporate earnings, partially offset by dividends.
On May 7, 2009, the Federal Reserve completed its assessment of the capital adequacy of the nineteen largest domestic bank holding companies. The assessment involved each institution’s performance under projected market conditions, including various macroeconomic and credit loss assumptions over a two-year period ending December 31, 2010.
The Federal Reserve’s analysis was completed based on projected conditions under two scenarios — a “baseline” scenario representing the consensus forecast of economic conditions from numerous economists, and a “more adverse” scenario. The Federal Reserve projected each bank’s capital at December 31, 2010 under these scenarios based on each Company’s operating performance considering their fundamental business and the quality of the Company’s securities and credit portfolios. Based on the results of their capital

Table 9    Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2009	2008
Tier 1 capital	$25,284	$24,426
As a percent of risk-weighted assets	10.9%	10.6%
As a percent of adjusted quarterly average assets (leverage ratio)	9.8%	9.8%
Total risk-based capital	$33,504	$32,897
As a percent of risk-weighted assets	14.4%	14.3%

U.S. Bancorp	19

adequacy assessment, the Federal Reserve projected the Company’s capital would be sufficient under either scenario, and as such, it would not require the Company to raise additional capital.
The capital projections were based on assumptions developed by the Federal Reserve and cover, among other things, factors that may affect anticipated revenues and expenses, potential credit losses and other uncertainties. Important factors could cause actual results to differ materially from those estimated by the Federal Reserve, which were based on a certain set of assumptions about future macroeconomic conditions and credit losses. Investors are cautioned against placing undue reliance on the Federal Reserve’s projections.
The Company’s tangible common equity as a percent of risk-weighted assets calculated in accordance with regulatory guidelines was 4.0 percent at March 31, 2009, compared with 3.5 percent at December 31, 2008. The Company’s tangible common equity divided by tangible assets was 3.7 percent at March 31, 2009, compared with 3.2 percent at December 31, 2008.
On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010.
All shares repurchased during the first quarter of 2009 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased during the first quarter of 2009:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
January	26,439	$17.32	19,972,283
February	236,456	12.76	19,735,827
March	583	13.49	19,735,244

Total	263,478	$13.21	19,735,244

LINE OF BUSINESS FINANCIAL REVIEW

The Company’s major lines of business are Wholesale Banking, Consumer Banking, Wealth Management & Securities Services, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance.

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on the business lines’ basis for financial presentation.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2009, business line results were restated and presented on a comparable basis for organization and methodology changes to more closely align capital allocation with Basel II requirements and to allocate the provision for credit losses based on net charge-offs and changes in the risks of specific loan portfolios. Previously the provision in excess of net charge-offs remained in Treasury and Corporate Support, and the other lines of business’ results included only the portion of the provision for credit losses equal to net charge-offs.

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate and public sector clients. Wholesale Banking contributed $26 million of the Company’s net income in the first quarter of 2009, or a decrease of $231 million (89.9 percent), compared with the first quarter of 2008. The decrease was primarily driven by an increase in the provision for credit losses and higher noninterest expense partially offset by higher net revenue.
Total net revenue increased $89 million (13.1 percent) in the first quarter of 2009, compared with the first quarter of 2008. Net interest income, on a taxable-equivalent basis, increased $67 million (13.8 percent) in the first quarter of 2009, compared with the first quarter of 2008, driven by growth in earning assets and deposits, partially offset by declining margins in the loan portfolio and a decrease in the margin benefit of deposits. Noninterest income increased $22 million (11.5 percent) in the first quarter of 2009, compared with the first quarter of 2008. The increase was primarily due to higher treasury management fees, capital markets fees and foreign exchange revenue in the first quarter of 2009 and market related valuation losses in the first quarter of 2008. These favorable items were partially offset by lower earnings from equity investments.
Total noninterest expense increased $11 million (4.3 percent) in the first quarter of 2009 compared with the first quarter of 2008, primarily due to higher compensation and employee benefits expense related to expanding the business line’s national corporate banking presence, investments to enhance customer relationship management, and an acquisition in the second quarter of

20	U.S. Bancorp

2008. The provision for credit losses increased $442 million in the first quarter of 2009, compared with the first quarter of 2008. The unfavorable change was primarily due to continued credit deterioration in the homebuilding and commercial home supplier industries. Nonperforming assets were $1,376 million at March 31, 2009, $1,251 million at December 31, 2008, and $423 million at March 31, 2008. Nonperforming assets as a percentage of period-end loans were 2.16 percent at March 31, 2009, 1.95 percent at December 31, 2008, and .74 percent at March 31, 2008. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $205 million of the Company’s net income in the first quarter of 2009, or a decrease of $124 million (37.7 percent), compared with the first quarter of 2008. Within Consumer Banking, the retail banking division contributed $77 million of the total net income in the first quarter of 2009, or a decrease of $209 million (73.1 percent) from the same period in the prior year. Mortgage banking contributed $128 million of the business line’s net income in the first quarter of 2009, or an increase of $85 million over the same period in the prior year.
Total net revenue increased $130 million (8.6 percent) in the first quarter of 2009, compared with the first quarter of 2008. Net interest income, on a taxable-equivalent basis, increased $50 million (5.3 percent) in the first quarter of 2009, compared with the first quarter of 2008. The year-over-year increase in net interest income was due to an increase in average loan and deposit balances, offset by a decline in the margin benefit of deposits, given the declining interest rate environment. The increase in average loan balances reflected core growth in most loan categories, with the largest increases in retail loans and residential mortgages. In addition, average loan balances increased due to the Downey and PFF acquisitions in the fourth quarter of 2008, reflected primarily in covered assets. The favorable change in retail loans was principally driven by an increase in installment products, home equity lines and federally guaranteed student loan balances due to both the transfer of balances from loans held for sale and a portfolio purchase in the second quarter of 2008. The year-over-year increase in average deposits reflected core increases primarily within savings and time deposits. In addition, average deposit balances increased due to the Downey and PFF acquisitions in the fourth quarter of 2008. Fee-based noninterest income increased $80 million (14.2 percent) in the first quarter of 2009, compared with the first quarter of 2008. The year-over-year increase in fee-based revenue was driven by higher mortgage banking and ATM revenue partially offset by lower deposit service charges and retail product fees.
Total noninterest expense increased $121 million (15.7 percent) in the first quarter of 2009, compared with the first quarter of 2008. The increase included the net addition, including the impact of fourth quarter 2008 acquisitions, of 192 in-store branches, 126 traditional branches and 7 on-site branches at March 31, 2009, compared with March 31, 2008. In addition, the increase was primarily attributable to higher mortgage and ATM volume-related expenses, and higher credit related costs associated with other real estate owned and foreclosures.
The provision for credit losses increased $204 million (93.2 percent) in the first quarter of 2009, compared with the first quarter of 2008. The increase reflected portfolio growth and credit deterioration in residential mortgages, home equity and other installment and consumer loan portfolios from a year ago. As a percentage of average loans outstanding, net charge-offs increased to 1.31 percent in the first quarter of 2009, compared with .64 percent in the first quarter of 2008. Commercial and commercial real estate loan net charge-offs increased $35 million and retail loan and residential mortgage net charge-offs increased $148 million in the first quarter of 2009, compared with the first quarter of 2008. In addition, there were $6 million of net charge-offs in the first quarter of 2009 related to covered assets. Nonperforming assets were $2,615 million at March 31, 2009, $1,919 million at December 31, 2008, and $371 million at March 31, 2008. Nonperforming assets as a percentage of period-end loans were 2.83 percent at March 31, 2009, 2.08 percent at December 31, 2008, and .49 percent at March 31, 2008. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

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

U.S. Bancorp	21

Table 10    Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
			Percent			Percent
Three Months Ended March 31 (Dollars in Millions)	2009	2008	Change	2009	2008	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$553	$486	13.8%	$993	$943	5.3%
Noninterest income	216	191	13.1	643	563	14.2
Securities gains (losses), net	(3)	–	*	–	–	–

Total net revenue	766	677	13.1	1,636	1,506	8.6
Noninterest expense	261	253	3.2	867	754	15.0
Other intangibles	6	3	*	23	15	53.3

Total noninterest expense	267	256	4.3	890	769	15.7

Income before provision and income taxes	499	421	18.5	746	737	1.2
Provision for credit losses	460	18	*	423	219	93.2

Income before income taxes	39	403	(90.3)	323	518	(37.6)
Income taxes and taxable-equivalent adjustment	14	147	(90.5)	118	189	(37.6)

Net income	25	256	(90.2)	205	329	(37.7)
Net (income) loss attributable to noncontrolling interests	1	1	–	–	–	–

Net income attributable to U.S. Bancorp	$26	$257	(89.9)	$205	$329	(37.7)

Average Balance Sheet
Commercial	$43,034	$38,690	11.2%	$6,347	$6,483	(2.1)%
Commercial real estate	21,309	17,694	20.4	11,481	11,178	2.7
Residential mortgages	91	94	(3.2)	23,361	22,450	4.1
Retail	72	72	–	43,971	36,789	19.5

Total loans, excluding covered assets	64,506	56,550	14.1	85,160	76,900	10.7
Covered assets	–	–	–	11,344	–	*

Total loans	64,506	56,550	14.1	96,504	76,900	25.5
Goodwill	1,475	1,329	11.0	3,230	2,420	33.5
Other intangible assets	101	29	*	1,483	1,510	(1.8)
Assets	69,824	61,646	13.3	109,713	88,935	23.4
Noninterest-bearing deposits	16,254	10,312	57.6	13,648	11,515	18.5
Interest checking	8,552	8,043	6.3	19,313	17,859	8.1
Savings products	7,816	5,825	34.2	23,762	19,322	23.0
Time deposits	15,323	14,404	6.4	26,709	18,801	42.1

Total deposits	47,945	38,584	24.3	83,432	67,497	23.6
Total U.S. Bancorp shareholders’ equity	6,978	6,211	12.3	8,185	6,799	20.4

*  Not meaningful

$117 million of the Company’s net income in the first quarter of 2009, or a decrease of $29 million (19.9 percent), compared with the first quarter of 2008. The decrease was attributable to unfavorable equity market conditions relative to a year ago.
Total net revenue decreased $52 million (10.7 percent) in the first quarter of 2009, compared with the first quarter of 2008. Net interest income, on a taxable-equivalent basis, decreased $7 million (5.9 percent) in the first quarter of 2009, compared with the first quarter of 2008. The decrease in net interest income was primarily due to the reduction in the margin benefit of deposits partially offset by higher deposit volumes. Noninterest income decreased $45 million (12.2 percent) in the first quarter of 2009, compared with the first quarter of 2008, primarily driven by unfavorable equity market conditions.
Total noninterest expense decreased $7 million (2.7 percent) in the first quarter of 2009, compared with the first quarter of 2008. The decrease in noninterest expense was primarily due to lower employee compensation benefit expense and intangibles expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services’ offerings are highly inter-related with banking products and services of the other lines of business and rely on access to the bank subsidiary’s settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $98 million of the Company’s net income in the first quarter of 2009, or a decrease of $109 million (52.7 percent), compared with the first quarter of 2008. The decrease was due to a higher provision for credit losses partially offset by higher net revenue.
Total net revenue increased $13 million (1.4 percent) in the first quarter of 2009, compared with the first quarter of 2008. Net interest income, on a taxable-equivalent basis, increased $23 million (9.1 percent) in the first quarter of 2009, compared with the first quarter of 2008, primarily due to growth in credit card loan balances. Noninterest income decreased

22	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008	Change

$111	$118	(5.9)%	$277	$254	9.1%	$161	$29	*%	$2,095	$1,830	14.5%
323	368	(12.2)	688	698	(1.4)	116	475	(75.6)	1,986	2,295	(13.5)
–	–	–	–	–	–	(195)	(251)	22.3	(198)	(251)	21.1

434	486	(10.7)	965	952	1.4	82	253	(67.6)	3,883	3,874	.2
231	235	(1.7)	326	323	.9	95	127	(25.2)	1,780	1,692	5.2
17	20	(15.0)	45	49	(8.2)	–	–	–	91	87	4.6

248	255	(2.7)	371	372	(.3)	95	127	(25.2)	1,871	1,779	5.2

186	231	(19.5)	594	580	2.4	(13)	126	*	2,012	2,095	(4.0)
2	1	*	430	245	75.5	3	2	50.0	1,318	485	*

184	230	(20.0)	164	335	(51.0)	(16)	124	*	694	1,610	(56.9)
67	84	(20.2)	60	122	(50.8)	(110)	(39)	*	149	503	(70.4)

117	146	(19.9)	104	213	(51.2)	94	163	(42.3)	545	1,107	(50.8)
–	–	–	(6)	(6)	–	(11)	(12)	8.3	(16)	(17)	5.9

$117	$146	(19.9)	$98	$207	(52.7)	$83	$151	(45.0)	$529	$1,090	(51.5)

$1,425	$1,942	(26.6)%	$4,287	$4,242	1.1%	$1,041	$352	*%	$56,134	$51,709	8.6%
574	622	(7.7)	–	–	–	34	42	(19.0)	33,398	29,536	13.1
460	431	6.7	–	–	–	3	3	–	23,915	22,978	4.1
2,167	2,055	5.5	14,672	12,056	21.7	32	37	(13.5)	60,914	51,009	19.4

4,626	5,050	(8.4)	18,959	16,298	16.3	1,110	434	*	174,361	155,232	12.3
–	–	–	–	–	–	–	–	–	11,344	–	*

4,626	5,050	(8.4)	18,959	16,298	16.3	1,110	434	*	185,705	155,232	19.6
1,562	1,564	(.1)	2,291	2,351	(2.6)	–	–	–	8,558	7,664	11.7
282	356	(20.8)	896	1,026	(12.7)	–	2	*	2,762	2,923	(5.5)
7,039	7,485	(6.0)	23,399	20,723	12.9	56,262	57,886	(2.8)	266,237	236,675	12.5
5,146	4,566	12.7	575	469	22.6	397	257	54.5	36,020	27,119	32.8
4,096	4,369	(6.2)	76	29	*	2	3	(33.3)	32,039	30,303	5.7
6,561	5,494	19.4	18	20	(10.0)	109	63	73.0	38,266	30,724	24.5
6,581	3,776	74.3	–	2	*	5,590	5,729	(2.4)	54,203	42,712	26.9

22,384	18,205	23.0	669	520	28.7	6,098	6,052	.8	160,528	130,858	22.7
2,306	2,395	(3.7)	5,153	4,699	9.7	4,197	1,375	*	26,819	21,479	24.9

$10 million (1.4 percent) in the first quarter of 2009, compared with the first quarter of 2008, as decreases in fee-based revenue were driven by lower transaction volumes.
Total noninterest expense decreased $1 million (.3 percent) in the first quarter of 2009, compared with the first quarter of 2008, as lower employee compensation and intangibles expense offset higher marketing expense.
The provision for credit losses increased $185 million (75.5 percent) in the first quarter of 2009, compared with the first quarter of 2008, due to higher net charge-offs, which reflected average retail credit card portfolio growth, higher delinquency rates and changing economic conditions from a year ago. As a percentage of average loans outstanding, net charge-offs were 5.58 percent in the first quarter of 2009, compared with 3.28 percent in the first quarter of 2008.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $83 million in the first quarter of 2009, compared with $151 million in the first quarter of 2008.
Total net revenue decreased $171 million (67.6 percent) in the first quarter of 2009, compared with the first quarter of 2008. Net interest income, on a taxable-equivalent basis, increased $132 million in the first quarter of 2009, compared with the first quarter of 2008, reflecting the impact of the declining rate environment, wholesale funding decisions and the Company’s asset/liability position. Noninterest income decreased $303 million in the first quarter of 2009, compared with the first quarter of 2008, primarily due to the net impact of the 2008 Visa Gain, offset by a reduction in net income in 2008 from the adoption of an accounting standard and a corporate real estate gain and gains on the sales of securities in the first quarter of 2009.
Total noninterest expense decreased $32 million (25.2 percent) in the first quarter of 2009, compared with the first quarter of 2008. The decrease in

U.S. Bancorp	23

noninterest expense was driven by a higher charitable contribution made to the U.S. Bancorp Foundation in the first quarter of 2008 and lower litigation expenses.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 15.6 percent in the first quarter of 2009, compared with 30.1 percent in the first quarter of 2008. The year-over-year decrease in the effective tax rate reflected the marginal impact of lower pre-tax income.

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various measures when evaluating capital utilization and adequacy, including:

•	tangible common equity to tangible assets,
•	tangible common equity excluding the impact of accumulated other comprehensive income (loss) to tangible assets, and
•	tangible common equity to risk-weighted assets.
The Company believes these measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of the Company’s capitalization to other organizations. These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations. Additionally, these measures present capital adequacy inclusive and exclusive of accumulated other comprehensive income (loss). These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes.
Because generally accepted accounting principles (“GAAP”) do not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these tangible common equity ratios. The following table reconciles the Company’s calculation of these measures to amounts reported under GAAP.
Despite the importance of these measures to the Company, there are no standardized definitions for them and, as a result, the Company’s calculations may not be comparable with other organizations. Also there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

	March 31,	December 31,
(Dollars in Millions)	2009	2008

Total equity	$27,942	$27,033
Preferred stock	(7,939)	(7,931)
Noncontrolling interests	(719)	(733)
Goodwill	(8,419)	(8,571)
Intangible assets, other than mortgage servicing rights	(1,516)	(1,640)

Tangible common equity (a)	9,349	8,158
Accumulated other comprehensive loss	2,949	3,363

Tangible common equity, excluding accumulated other comprehensive income (loss) (b)	12,298	11,521

Total assets	$263,624	$265,912
Goodwill	(8,419)	(8,571)
Intangible assets, other than mortgage servicing rights	(1,516)	(1,640)

Tangible assets (c)	253,689	255,701
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	232,043	230,628

Ratios
Tangible common equity (a)/(c)	3.7%	3.2%
Tangible common equity, excluding accumulated other comprehensive income (loss) (b)/(c)	4.8	4.5
Tangible common equity to risk-weighted assets (a)/(d)	4.0	3.5

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s

24	U.S. Bancorp

Annual Report on Form 10-K for the year ended December 31, 2008.

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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2009	2008

	(Unaudited)
Assets
Cash and due from banks	$6,154	$6,859
Investment securities
Held-to-maturity (fair value $52 and $54, respectively)	51	53
Available-for-sale	39,215	39,468
Loans held for sale (included $4,085 and $2,728 of mortgage loans carried at fair value, respectively)	4,656	3,210
Loans
Commercial	54,923	56,618
Commercial real estate	33,630	33,213
Residential mortgages	24,022	23,580
Retail	60,814	60,368

Total loans, excluding covered assets	173,389	173,779
Covered assets	11,053	11,450

Total loans	184,442	185,229
Less allowance for loan losses	(3,947)	(3,514)

Net loans	180,495	181,715
Premises and equipment	2,057	1,790
Goodwill	8,419	8,571
Other intangible assets	2,698	2,834
Other assets	19,879	21,412

Total assets	$263,624	$265,912

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$38,704	$37,494
Interest-bearing	90,689	85,886
Time deposits greater than $100,000	33,173	35,970

Total deposits	162,566	159,350
Short-term borrowings	26,007	33,983
Long-term debt	38,825	38,359
Other liabilities	8,284	7,187

Total liabilities	235,682	238,879
Shareholders’ equity
Preferred stock	7,939	7,931
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/09 and 12/31/08 — 1,972,643,007 shares	20	20
Capital surplus	5,744	5,830
Retained earnings	23,015	22,541
Less cost of common stock in treasury: 3/31/09 — 214,062,612 shares; 12/31/08 — 217,610,679 shares	(6,546)	(6,659)
Accumulated other comprehensive income (loss)	(2,949)	(3,363)

Total U.S. Bancorp shareholders’ equity	27,223	26,300
Noncontrolling interests	719	733

Total equity	27,942	27,033

Total liabilities and equity	$263,624	$265,912

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	March 31,
(Unaudited)	2009	2008

Interest Income
Loans	$2,350	$2,560
Loans held for sale	63	73
Investment securities	434	535
Other interest income	20	37

Total interest income	2,867	3,205
Interest Expense
Deposits	324	606
Short-term borrowings	143	322
Long-term debt	353	474

Total interest expense	820	1,402

Net interest income	2,047	1,803
Provision for credit losses	1,318	485

Net interest income after provision for credit losses	729	1,318
Noninterest Income
Credit and debit card revenue	256	248
Corporate payment products revenue	154	164
ATM processing services	102	84
Merchant processing services	258	271
Trust and investment management fees	294	335
Deposit service charges	226	257
Treasury management fees	137	124
Commercial products revenue	129	112
Mortgage banking revenue	233	105
Investment products fees and commissions	28	36
Securities gains (losses), net
Realized gains (losses), net	56	2
Change in fair value of other-than-temporarily impaired securities	(353)	(253)
Less change in fair value of impaired securities recognized in other comprehensive income	99	–

Total securities gains (losses), net	(198)	(251)
Other	169	559

Total noninterest income	1,788	2,044
Noninterest Expense
Compensation	786	745
Employee benefits	155	137
Net occupancy and equipment	211	190
Professional services	52	47
Marketing and business development	56	79
Technology and communications	155	140
Postage, printing and supplies	74	71
Other intangibles	91	87
Other	291	283

Total noninterest expense	1,871	1,779

Income before income taxes	646	1,583
Applicable income taxes	101	476

Net income	545	1,107
Net income attributable to noncontrolling interests	(16)	(17)

Net income attributable to U.S. Bancorp	$529	$1,090

Net income applicable to U.S. Bancorp common shareholders	$419	$1,077

Earnings per common share	$.24	$.62
Diluted earnings per common share	$.24	$.62
Dividends declared per common share	$.050	$.425
Average common shares outstanding	1,754	1,731
Average diluted common shares outstanding	1,760	1,748

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity	Interests	Equity

Balance December 31, 2007	1,728	$1,000	$20	$5,749	$22,693	$(7,480)	$(936)	$21,046	$780	$21,826
Net income					1,090			1,090	17	1,107
Unrealized loss on securities available-for-sale							(799)	(799)		(799)
Unrealized loss on derivatives							(312)	(312)		(312)
Foreign currency translation							(40)	(40)		(40)
Reclassification for realized losses							268	268		268
Change in retirement obligation							6	6		6
Income taxes							333	333		333

Total comprehensive income								546	17	563
Preferred stock dividends					(12)			(12)		(12)
Common stock dividends					(738)			(738)		(738)
Issuance of preferred stock		500		(8)				492		492
Issuance of common and treasury stock	12			(54)		384		330		330
Purchase of treasury stock	(2)					(80)		(80)		(80)
Net other changes in noncontrolling interests								–	(34)	(34)
Stock option and restricted stock grants				(10)				(10)		(10)
Shares reserved to meet deferred compensation obligations						(2)		(2)		(2)

Balance March 31, 2008	1,738	$1,500	$20	$5,677	$23,033	$(7,178)	$(1,480)	$21,572	$763	$22,335

Balance December 31, 2008	1,755	$7,931	$20	$5,830	$22,541	$(6,659)	$(3,363)	$26,300	$733	$27,033
Change in accounting principle					141		(141)	–		–
Net income					529			529	16	545
Unrealized gain on securities available-for-sale							563	563		563
Unrealized gain on derivatives							118	118		118
Foreign currency translation							14	14		14
Reclassification for realized losses							201	201		201
Income taxes							(341)	(341)		(341)

Total comprehensive income								1,084	16	1,100
Preferred stock dividends and discount accretion		8			(108)			(100)		(100)
Common stock dividends					(88)			(88)		(88)
Issuance of common and treasury stock	4			(114)		116		2		2
Purchase of treasury stock						(3)		(3)		(3)
Net other changes in noncontrolling interests								–	(30)	(30)
Stock option and restricted stock grants				28				28		28

Balance March 31, 2009	1,759	$7,939	$20	$5,744	$23,015	$(6,546)	$(2,949)	$27,223	$719	$27,942

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
(Dollars in Millions)	March 31,
(Unaudited)	2009	2008
Operating Activities
Net cash provided by operating activities	$1,847	$1,138
Investing Activities
Proceeds from sales of available-for-sale investment securities	3,132	369
Proceeds from maturities of investment securities	1,417	1,334
Purchases of investment securities	(2,861)	(1,082)
Net increase in loans outstanding	(223)	(3,462)
Proceeds from sales of loans	605	38
Purchases of loans	(497)	(1,401)
Acquisitions, net of cash acquired	–	(70)
Other, net	975	(1,289)

Net cash provided by (used in) investing activities	2,548	(5,563)
Financing Activities
Net increase in deposits	3,216	6,825
Net increase (decrease) in short-term borrowings	(7,976)	3,483
Proceeds from issuance of long-term debt	2,597	1,302
Principal payments or redemption of long-term debt	(2,084)	(8,731)
Proceeds from issuance of preferred stock	–	492
Proceeds from issuance of common stock	–	242
Cash dividends paid on preferred stock	(107)	(15)
Cash dividends paid on common stock	(746)	(734)

Net cash provided by (used in) financing activities	(5,100)	2,864

Change in cash and due from banks	(705)	(1,561)
Cash and due from banks at beginning of period	6,859	8,884

Cash and due from banks at end of period	$6,154	$7,323

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1    Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs, expenses and other financial elements to each line of business. Table 10 “Line of Business Financial Performance” included in Management’s Discussion and Analysis provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2    Accounting Changes

Fair Value Measurements On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which the Company adopted effective January 1, 2009. FSP 157-4 provides guidance for determining fair value if there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions. The adoption of FSP 157-4 resulted in the use of valuation techniques other than quoted prices for the valuation of the Company’s non-agency mortgage-backed securities, but the effect was not significant. For additional information on the fair value of certain financial assets and liabilities, refer to Note 12.

Other-Than-Temporary Impairments Also on April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”, which the Company adopted effective January 1, 2009. FSP 115-2 provides guidance for the measurement and recognition of other-than-temporary impairment for debt securities. If an entity does not intend to sell, and it is more likely than not that the entity will not be required to sell, a debt security before recovery of its cost basis, other-than-temporary impairment should be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. The amount of other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). To determine the amount related to credit loss, the Company applied a method similar to that described by FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”. The Company’s adoption of FSP 115-2 resulted in the recognition of a cumulative-effect adjustment to January 1, 2009 retained earnings with a corresponding adjustment to accumulated other comprehensive income, of $141 million. For additional information on investment securities, refer to Note 3.

Business Combinations FASB Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, became effective for the Company beginning on January 1, 2009. SFAS 141R establishes principles and requirements for the acquirer in a business combination, including the recognition and measurement of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity as of the

30	U.S. Bancorp

acquisition date; the recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase as of the acquisition date; and the determination of additional disclosures needed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under SFAS 141R, nearly all acquired assets and liabilities assumed are required to be recorded at fair value at the acquisition date, including loans. SFAS 141R eliminated recognition at the acquisition date of an allowance for loan losses on acquired loans; rather, credit-related factors are now incorporated directly into the fair value of the loans. Other significant changes include recognizing transaction costs and most restructuring costs as expenses when incurred. The accounting requirements of SFAS 141R are applied on a prospective basis for all transactions completed after the effective date and early adoption was not permitted. As a result of applying SFAS 141R, the Company recognized a $92 million gain associated with the increase in value of a partnership interest in a commercial office building upon the purchase by the Company of the other partner’s interest.

Noncontrolling Interests FASB Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, became effective for the Company beginning on January 1, 2009. SFAS 160 changes the accounting and reporting for minority interests, which are re-characterized as noncontrolling interests and classified as a component of equity, separate from the U.S. Bancorp’s own equity, in the consolidated balance sheet. SFAS 160 also requires the amount of net income attributable to the entity and to the noncontrolling interests to be shown separately on the consolidated statement of income. Upon adoption of SFAS 160, the Company reclassified $733 million in noncontrolling interests from other liabilities to equity and reclassified noncontrolling interests’ share of net income from other noninterest expense to income attributable to noncontrolling interests.

Note 3    Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	March 31, 2009				December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-maturity (a)
Mortgage-backed securities	$5	$–	$–	$5	$5	$–	$–	$5
Obligations of state and political subdivisions	36	2	(1)	37	38	2	(1)	39
Other debt securities	10	–	–	10	10	–	–	10

Total held-to-maturity securities	$51	$2	$(1)	$52	$53	$2	$(1)	$54

Available-for-sale (b)
U.S. Treasury and agencies	$750	$14	$–	$764	$664	$18	$–	$682
Mortgage-backed securities
Agency	25,976	487	(127)	26,336	26,512	425	(410)	26,527
Non-agency	4,768	8	(1,043)	3,733	4,754	3	(1,152)	3,605
Asset-backed securities	679	19	(117)	581	616	8	(14)	610
Obligations of state and political subdivisions	6,992	2	(616)	6,378	7,220	4	(808)	6,416
Perpetual preferred securities	579	2	(274)	307	777	1	(387)	391
Other investments	1,752	–	(636)	1,116	1,740	1	(504)	1,237

Total available-for-sale securities	$41,496	$532	$(2,813)	$39,215	$42,283	$460	$(3,275)	$39,468

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
The weighted-average maturity of the available-for-sale investment securities was 7.0 years at March 31, 2009, compared with 7.7 years at December 31, 2008. The corresponding weighted-average yields were 4.25 percent and 4.56 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at March 31, 2009, and 8.5 years at December 31, 2008. The corresponding weighted-average yields were 5.66 percent and 5.78 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at March 31, 2009, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	31

Securities carried at $31.2 billion at March 31, 2009, and $33.4 billion at December 31, 2008, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $8.2 billion at March 31, 2009, and $9.5 billion at December 31, 2008, respectively.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2009	2008
Taxable	$356	$456
Non-taxable	78	79

Total interest income from investment securities	$434	$535

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31 (Dollars in Millions)	2009	2008
Realized gains	$57	$2
Realized losses	(1)	–

Net realized gains (losses)	$56	$2

Income tax (benefit) on realized gains (losses)	$21	$1

Included in available-for-sale investment securities are structured investment vehicle and related securities (“SIVs”) purchased in the fourth quarter of 2007 from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in certain SIVs for a pro rata portion of the underlying investments securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related investments.” Some of these securities evidenced credit deterioration at the time of acquisition by the Company. Changes in the carrying amount and accretable yield of these securities subject to SOP 03-3 were as follows:

	2009		2008
		Carrying		Carrying
		Amount of		Amount of
	Accretable	Debt	Accretable	Debt
Three Months Ended March 31 (Dollars in Millions)	Yield	Securities	Yield	Securities
Balance at beginning of period	$349	$508	$105	$2,427
Adjustment for SFAS 115-2	–	124	–	–

Adjusted balance at beginning of period	349	632	105	2,427
Purchases (a)	–	–	19	80
Payments received	–	(13)	–	(42)
Impairment writedowns	–	(9)	195	(253)
Accretion	(1)	1	(6)	6
Transfers out (b)	–	–	(10)	(548)

Balance at end of period	$348	$611	$303	$1,670

(a)	Represents the fair value of the securities at acquisition.
(b)	Represents investment securities not subject to SOP 03-3 received in exchange for SIVs.
The Company conducts a regular assessment of its investment securities to determine whether securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and the Company’s ability to hold the securities through the anticipated recovery period. To determine whether trust preferred and perpetual preferred securities are other-than-temporarily impaired, the Company considers the issuers’ credit rating, historical financial performance and strength, the ability to sustain earnings, and other factors such as market presence and management experience. Based on certain rating downgrades which occurred in the first quarter of 2009 and considering other factors, the Company recorded other-than-temporary impairment of $198 million on perpetual preferred securities during the first quarter of 2009.

32	U.S. Bancorp

During the first quarter of 2009, the Company, also recorded $56 million of other-than-temporary impairment on certain non-agency mortgage-backed securities, including SIV-related investments. The Company determined this other-than-temporary impairment by estimating the future cash flows of each individual security using market information, where available, for prepayment and default rates. For those non-agency mortgage-backed securities which were determined to be other-than-temporarily impaired, estimated prepayment rates ranged from 3 percent to 14 percent with an average prepayment rate of 8 percent. The estimated probability of default rates ranged from less than 1 percent to 35 percent with an average rate of 6 percent. Loss severities ranged from 43 percent to 70 percent with an average rate of 48 percent. Projected cash flows were discounted at the original effective rate for each security. If the discounted cash flows was less than the amortized cost of the security, the difference was attributed to credit losses and the security was determined to be other-than-temporarily impaired.

Changes in the amount of unrealized losses on non-agency mortgage-backed securities, including SIV-related investments, attributed to credit losses are summarized as follows:

Three Months Ended
(Dollars in Millions)	March 31, 2009
Balance at beginning of period	$189
Credit losses not previously recognized	52
Charge in expected cash flows	4

Balance at end of period	$245

At March 31, 2009, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at March 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses

Held-to-maturity
Obligations of state and political subdivisions	$4	$–	$8	$(1)	$12	$(1)

Total	$4	$–	$8	$(1)	$12	$(1)

Available-for-sale
U.S. Treasury and agencies	$10	$–	$1	$–	$11	$–
Mortgage-backed securities
Agency	4,845	(55)	4,287	(72)	9,132	(127)
Non-agency	958	(368)	2,629	(675)	3,587	(1,043)
Asset-backed securities	423	(115)	5	(2)	428	(117)
Obligations of state and political subdivisions	1,324	(74)	4,753	(542)	6,077	(616)
Perpetual preferred securities	76	(43)	140	(231)	216	(274)
Other investments	45	(29)	571	(607)	616	(636)

Total	$7,681	$(684)	$12,386	$(2,129)	$20,067	$(2,813)

The Company does not consider these unrealized losses to be other-than-temporary at March 31, 2009. The unrealized losses within each investment category have occurred as a result of changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either obligations of state and political subdivisions or non-agency mortgage-backed securities issued with high investment grade credit ratings and limited credit exposure. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par and the Company did not have significant purchase premiums. The Company has no plan to sell securities with unrealized losses.

U.S. Bancorp	33

Note 4      Loans

The composition of the loan portfolio was as follows:

	March 31, 2009		December 31, 2008
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$48,128	26.1%	$49,759	26.9%
Lease financing	6,795	3.7	6,859	3.7

Total commercial	54,923	29.8	56,618	30.6
Commercial real estate
Commercial mortgages	23,811	12.9	23,434	12.6
Construction and development	9,819	5.3	9,779	5.3

Total commercial real estate	33,630	18.2	33,213	17.9
Residential mortgages
Residential mortgages	18,621	10.1	18,232	9.8
Home equity loans, first liens	5,401	2.9	5,348	2.9

Total residential mortgages	24,022	13.0	23,580	12.7
Retail
Credit card	13,726	7.4	13,520	7.3
Retail leasing	5,075	2.8	5,126	2.8
Home equity and second mortgages	19,201	10.4	19,177	10.3
Other retail
Revolving credit	3,238	1.8	3,205	1.7
Installment	5,443	2.9	5,525	3.0
Automobile	9,030	4.9	9,212	5.0
Student	5,101	2.8	4,603	2.5

Total other retail	22,812	12.4	22,545	12.2

Total retail	60,814	33.0	60,368	32.6

Total loans, excluding covered assets	173,389	94.0	173,779	93.8
Covered Assets	11,053	6.0	11,450	6.2

Total loans	$184,442	100.0%	$185,229	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.5 billion at March 31, 2009, and December 31, 2008.

Covered assets represent assets acquired from the FDIC subject to loss sharing agreements and included expected reimbursements from the FDIC of approximately $2.3 billion at March 31, 2009, and $2.4 billion at December 31, 2008. The carrying amount of the covered assets consisted of loans accounted for in accordance with SOP 03-3 (“SOP 03-3 loans”), loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) and other assets as shown in the following table:

	March 31, 2009				December 31, 2008
		Non				Non
	SOP 03-3	SOP 03-3			SOP 03-3	SOP 03-3
(Dollars in Millions)	Loans	Loans	Other	Total	Loans	Loans	Other	Total
Residential mortgage loans	$5,441	$1,983	$–	$7,424	$5,763	$2,022	$–	$7,785
Commercial real estate loans	522	448	–	970	427	455	–	882
Commercial loans	–	111	–	111	–	127	–	127
Other real estate	–	–	269	269	–	–	274	274
Reimbursable losses to be assumed by the FDIC	–	–	2,279	2,279	–	–	2,382	2,382

Total	$5,963	$2,542	$2,548	$11,053	$6,190	$2,604	$2,656	$11,450

At March 31, 2009, $401 million of the SOP 03-3 loans in covered assets were classified as nonperforming assets, compared with $298 million at December 31, 2008, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on the remaining SOP 03-3 loans through accretion of the difference between the carrying amount of the loans and the expected cash flows. The allowance for credit losses related to SOP 03-3 loans was not significant at March 31, 2009 and December 31, 2008 because the loans were recorded at fair value at acquisition, including expected credit losses. The Company has also classified approximately $.1 billion of loans not subject to loss sharing agreements as SOP 03-3 loans.

34	U.S. Bancorp

Changes in the accretable yield for SOP 03-3 loans were as follows for the three months ended March 31, 2009:

Accretable
(Dollars in Millions)	Yield
Balance at beginning of period	$2,719
Accretion	(96)
Disposals	(11)
Reclassifications to/from nonaccretable difference	(2)
Other, including purchase accounting adjustments	(205)

Balance at end of period	$2,405

Note 5	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

FINANCIAL ASSET SALES

When the Company sells financial assets, it may retain servicing rights and/or other beneficial interests in the transferred financial assets. The gain or loss on sale depends, in part, on the previous carrying amount of the transferred financial assets and the consideration other than beneficial interests in the transferred assets received in exchange. Upon transfer, any servicing assets are initially recognized at fair value. The remaining carrying amount of the transferred financial asset is allocated between the assets sold and any interest(s) that continues to be held by the Company based on the relative fair values as of the date of transfer.

Conduit and Securitization The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, initially funded by the conduit’s issuance of commercial paper. These investment securities include primarily (i) private label asset-backed securities, which are guaranteed by third-party insurers, and (ii) collateralized mortgage obligations. The conduit held assets of $.8 billion at March 31, 2009, and December 31, 2008. During 2008, the conduit ceased issuing commercial paper and began to draw upon a Company-provided liquidity facility to replace outstanding commercial paper as it matured. The draws upon the liquidity facility resulted in the conduit becoming a non-qualifying special purpose entity. The Company has determined the liquidity facility does not absorb the majority of the variability of the conduit’s cash flows or fair value. As a result, the Company is not the primary beneficiary of the conduit and, therefore, does not consolidate the conduit. At March 31, 2009, the amount advanced to the conduit under the liquidity facility was $.8 billion, compared with $.9 billion at December 31, 2008, and was recorded on the Company’s balance sheet in commercial loans. Proceeds from the conduit’s investment securities will be used to repay draws on the liquidity facility. The Company believes there is sufficient collateral to repay all liquidity facility advances.

VARIABLE INTEREST ENTITIES

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”) as defined in Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Generally, a VIE is a corporation, partnership, trust or any other legal structure that does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company’s investments in VIEs primarily represent private investment funds that make equity investments, provide debt financing or partnerships to support community-based investments in affordable housing, development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act.
The Company consolidates VIEs in which it is the primary beneficiary. At March 31, 2009, approximately $447 million of total assets related to various VIEs were consolidated by the Company in its financial statements, compared with $479 million at December 31, 2008. Creditors of these VIEs have no recourse to the general credit of the Company. The Company is not required to consolidate other VIEs as it is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $53 million, with an aggregate amount of approximately $2.2 billion at March 31, 2009 and from less than $1 million to $55 million, with an aggregate amount of $2.1 billion, at December 31, 2008. While the Company

U.S. Bancorp	35

believes potential losses from these investments is remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $4.0 billion at March 31, 2009, compared with $3.9 billion at December 31, 2008, if all of the separate investments within the individual private funds were to become worthless and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

Note 6      Mortgage Servicing Rights

The Company serviced $126.7 billion of residential mortgage loans for others at March 31, 2009, and $120.3 billion at December 31, 2008. The net impact of assumption changes on the fair value of mortgage servicing rights (“MSRs”), and fair value changes of derivatives used to offset MSR value changes included in mortgage banking revenue and net interest income was a gain of $2 million for the three months ended March 31, 2009, compared with a net loss of $11 million for the three months ended March 31, 2008. Loan servicing fees, not including valuation changes included in mortgage banking revenue, were $117 million and $95 million for the three months ended March 31, 2009, and 2008, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2009	2008
Balance at beginning of period	$1,194	$1,462
Rights purchased	33	4
Rights capitalized	193	143
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	(135)	(159)
Other changes in fair value (b)	(103)	(60)

Balance at end of period	$1,182	$1,390

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at March 31, 2009, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$(12)	$(3)	$(8)	$(27)

Note 7      Preferred Stock

At March 31, 2009 and December 31, 2008, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	March 31, 2009		December 31, 2008
	Shares Issued	Carrying	Shares Issued	Carrying
(Dollars in Millions)	and Outstanding	Amount	and Outstanding	Amount
Series B	40,000	$1,000	40,000	$1,000
Series D	20,000	500	20,000	500
Series E	6,599,000	6,439	6,599,000	6,431

Total preferred stock (a)	6,659,000	$7,939	6,659,000	$7,931

(a)	The par value of all shares issued and outstanding at March 31, 2009 and December 31, 2008, was $1.00 a share.
On March 27, 2006, the Company issued depositary shares representing an ownership interest in 40,000 shares of Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series B Preferred Stock”), and on March 17, 2008, the Company issued depositary shares representing an ownership interest in 20,000 shares of Series D Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series D Preferred Stock”). The Series B Preferred Stock and Series D Preferred Stock have no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to the greater of

36	U.S. Bancorp

three-month LIBOR plus .60 percent, or 3.50 percent on the Series B Preferred Stock, and 7.875 percent per annum on the Series D Preferred Stock. Both series are redeemable at the Company’s option, subject to the prior approval of the Federal Reserve Board.
On November 14, 2008, the Company issued 6.6 million shares of Series E Fixed Rate Cumulative Perpetual Preferred Stock to the United States Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008 (the “Series E Preferred Stock”) for proceeds of $6.6 billion. Dividends on the Series E Preferred Stock will accrue and be payable quarterly at a rate of 5 percent per annum for five years. The rate will increase to 9 percent per annum, thereafter, if shares of the Series E Preferred Stock are not redeemed by the Company. All redemptions of the Series E Preferred Stock shall be at 100 percent of the issue price, plus any accrued and unpaid dividends.
In conjunction with the Series E Preferred Stock issuance, the United States Treasury received warrants entitling it to purchase 33 million shares of the Company’s common stock at a price of $30.29 per common share. The Company allocated $172 million of the proceeds from the Series E Preferred Stock issuance to the warrants. The resulting discount on the Series E Preferred Stock is being accreted over five years and reported as a reduction of income applicable to common equity over that period.
For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 8      Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2009	2008
Net income attributable to U.S. Bancorp	$529	$1,090
Preferred dividends	(100)	(12)
Accretion of preferred stock discount	(8)	–
Earnings allocated to participating stock awards	(2)	(1)

Net income applicable to U.S. Bancorp common shareholders	$419	$1,077

Average common shares outstanding	1,754	1,731
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	6	17

Average diluted common shares outstanding	1,760	1,748

Earnings per common share	$.24	$.62
Diluted earnings per common share	$.24	$.62

For the three months ended March 31, 2009 and 2008, options and warrants to purchase 114 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 9      Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
			Postretirement
	Pension Plans		Welfare Plan
(Dollars in Millions)	2009	2008	2009	2008
Service cost	$20	$19	$1	$1
Interest cost	38	35	3	3
Expected return on plan assets	(54)	(56)	(1)	(1)
Prior service (credit) cost and transition (asset) obligation amortization	(1)	(1)	–	–
Actuarial (gain) loss amortization	12	8	(2)	(1)

Net periodic benefit cost	$15	$5	$1	$2

U.S. Bancorp	37

Note 10      Income Taxes

The components of income tax expense were:

	Three Months Ended
	March 31,
(Dollars in Millions)	2009	2008
Federal
Current	$374	$456
Deferred	(295)	(42)

Federal income tax	79	414
State
Current	49	65
Deferred	(27)	(3)

State income tax	22	62

Total income tax provision	$101	$476

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2009	2008
Tax at statutory rate	$226	$554
State income tax, at statutory rates, net of federal tax benefit	14	40
Tax effect of
Tax credits	(75)	(68)
Tax-exempt income	(49)	(41)
Other items	(15)	(9)

Applicable income taxes	$101	$476

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2009, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax asset was $1,056 million at March 31, 2009, and $1,120 million at December 31, 2008.

38	U.S. Bancorp

Note 11      Derivative Instruments

The Company recognizes all derivatives in the consolidated balance sheet at fair value as other assets or liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a hedge of the fair value of a recognized asset or liability, including hedges of foreign currency exposure (“fair value hedge”); a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); or a customer accommodation or an economic hedge for asset/liability risk management purposes (“free-standing derivative”).
Of the Company’s $56.3 billion of total notional amount of asset and liability management positions at March 31, 2009, $17.5 billion was designated as a fair value or cash flow hedge. When a derivative is designated as either a fair value or cash flow hedge, the Company performs an assessment, at inception and quarterly thereafter to determine the effectiveness of the derivative in offsetting changes in the value of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, junior subordinated debentures and deposit obligations. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2009, and the change in fair value attributed to hedge ineffectiveness was not material.
The Company also uses forward commitments to sell specified amounts of certain foreign currencies and foreign denominated debt to hedge the volatility of its investment in foreign operations as driven by fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the three months ended March 31, 2009, was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until income from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in accumulated other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in accumulated other comprehensive income (loss) is reported in earnings immediately. At March 31, 2009, the Company had $575 million of realized and unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss). The estimated amount to be reclassified from accumulated other comprehensive income (loss) into earnings during the remainder of 2009 and the next 12 months is a loss of $147 million and $196 million, respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2009, and the change in fair value attributed to hedge ineffectiveness was not material.

Other Derivative Positions The Company enters into free standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell residential mortgage loans which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale. The Company also enters into U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to economically hedge the change in the fair value of the Company’s residential MSRs. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions.
For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management’s Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	39

The following table summarizes the derivative positions of the Company at March 31, 2009:

	Asset Derivatives			Liability Derivatives
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
March 31, 2009 (Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
Asset and Liability Management Positions
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,500	$205	40.59	$345	$–	2.92
Foreign exchange cross-currency swaps	1,242	64	7.49	442	6	7.92
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	12,004	952	3.18
Net investment hedges
Foreign exchange forward contracts (a)	–	–	–	516	19	.08
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,507	227	.26	281	1	.24
Sell	1,270	1	.15	10,822	126	.13
Options
Purchased	2,500	–	.66	–	–	–
Written	6,334	52	.39	44	–	.24
Foreign exchange forward contracts	92	2	.08	283	4	.08
Equity contracts	–	–	–	47	11	.92
Credit contracts	860	8	3.78	1,668	3	3.33
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	20,636	1,391	4.77	512	3	4.54
Pay fixed/receive floating swaps	630	4	4.51	20,515	1,362	4.81
Options
Purchased	1,634	12	2.07	509	44	.93
Written	265	44	1.61	1,878	12	1.83
Foreign exchange rate contracts
Forwards, spots and swaps (a)	4,050	208	.48	3,880	176	.49
Options
Purchased	375	20	.83	–	–	–
Written	–	–	–	375	20	.83

Total fair value of derivative positions		2,238			2,739
FIN 39 netting (b)		(260)			(1,078)

Total		$1,978			$1,661

(a)	Reflects the net of long and short positions.
(b)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements under Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”), “Offsetting of Amounts Related to Certain Contracts”. FIN 39 permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. The amount of cash collateral netted against derivative assets and liabilities was $87 million and $904 million, respectively, at March 31, 2009.
Note: Asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

40	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2009:

	Gains (Losses) Recognized	Gains (Losses) Reclassified from
	in Other Comprehensive	Accumulated Other Comprehensive
(Dollars in Millions)	Income	Income into Earnings
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$575	$(3)
Net investment hedges
Foreign exchange forward contracts	20	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2009.

(a)	Gains (Losses) reclassified from accumulated other comprehensive income into interest income on loans.

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31, 2009:

	Location of Gains (Losses)	Gains (Losses) Recognized
	Recognized in Earnings	in Earnings
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts (a)	Other noninterest income	$(30)
Foreign exchange cross-currency swaps	Other noninterest income	(53)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	157
Purchased and written options	Mortgage banking revenue	109
Equity contracts	Compensation expense	(19)
Credit contracts	Other noninterest income/expense	(1)
Customer-Related Positions (b)
Interest Rate Contracts
Receive fixed/pay floating swaps	Other noninterest income	(131)
Pay fixed/receive floating swaps	Other noninterest income	150
Foreign Exchange Rate Contracts
Forwards, spots and swaps	Commercial products revenue	13

(a)	Gain on item hedged by interest rate contracts and foreign exchange forward contracts was $30 million and $54 million, respectively, and was included in other noninterest income for the three months ended March 31, 2009. Ineffective portion was immaterial for the three months ended March 31, 2009.
(b)	Gains (Losses) recognized in earnings for interest rate and foreign exchange options were immaterial for the three months ended March 31, 2009.
Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk based on its assessment of the probability of counterparty default and includes that within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into master netting agreements and by requiring collateral agreements which allow the Company to call for immediate, full collateral coverage when credit-rating thresholds are triggered by counterparties. The balances in the table above do not reflect the impact of these risk mitigation techniques.
The Company’s collateral agreements are bilateral, and therefore contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from each of the major credit rating agencies. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that are in a net liability position at March 31, 2009, was $2.2 billion. The Company has already posted $1.7 billion of cash and marketable securities as collateral against this net liability position.

U.S. Bancorp	41

Note 12      Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, investment securities, certain mortgage loans held for sale and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale (“MLHFS”), loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.
The Company groups its assets and liabilities measured at fair into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are valued using third party pricing services; derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes residential MSRs, certain debt securities, including the Company’s SIV-related investments and non-agency mortgaged-backed securities, and certain derivative contracts.
The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under SFAS 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments”. In addition, for financial assets and liabilities measured at fair value, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models.

Cash and Cash Equivalents The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements was assumed to approximate fair value.

Investment Securities When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.
For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar securities where a price for the identical security is not observable. Prices are verified, where possible, to prices of observable market trades as obtained from independent sources. Securities measured at fair value by such methods are classified as Level 2.
The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are categorized as Level 3. Securities classified as Level 3 include non-agency mortgage-backed securities, structured investment vehicle securities (“SIV”), commercial mortgage-backed and asset-backed securities, collateralized debt obligations and collateralized loan obligations, and certain corporate debt securities. In the first quarter of 2009, due to the limited number of trades of non-agency mortgage-backed securities and lack of reliable evidence about transaction prices, the Company determined the fair value of these securities using a cash flow

42	U.S. Bancorp

methodology, incorporating observable market information, where available, and using management judgment to select the point within the range of values most representative of fair value. The use of a cash flow methodology resulted in the Company transferring some non-agency mortgage-backed securities to Level 3. This transfer did not impact earnings and was not significant to shareholders’ equity of the Company or the carrying amount of the securities.
Cash flow methodologies and other market valuation techniques involving management judgment use assumptions regarding housing prices, interest rates, and borrower performance. Inputs are refined and updated to reflect market developments. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. In the first quarter of 2009, voluntary prepayment rates ranged from 2 percent to 26 percent with an average of approximately 9 percent. Probability of default rates for underlying loans ranged from zero to 46 percent and averaged approximately 5 percent. Default severities rates ranged from zero to 100 percent and averaged 46 percent. Discount margins above security coupon rate ranged from 3 percent to 43 percent and averaged 9 percent. These assumption ranges reflect the variation between securities of underlying collateral.

Certain mortgage loans held for sale MLHFS measured at fair value, per Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue for the first quarter of 2009 and 2008, was a $32 million net gain and a $12 million net loss, respectively, from the initial measurement and subsequent changes to fair value of the MLHFS under the fair value option. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $4.1 billion as of March 31, 2009, which exceeded the unpaid principal balance by $107 million as of that date. MLHFS are Level 2. Related interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for nonperforming loans and were discounted using current rates offered to borrowers of similar credit characteristics. Generally loan fair values reflect Level 3 information.

Mortgage servicing rights MSRs are valued using a cash flow methodology and third party prices, if available. Accordingly, MSRs are classified in Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.

Derivatives Exchange-traded derivatives are measured at fair value based on quoted market (i.e. exchange) prices. Because prices are available for the identical instrument in an active market, these fair values are classified within Level 1 of the fair value hierarchy.
The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Scholes or Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. In its assessment of nonperformance risk, the Company considers its ability to net derivative positions under master netting agreements, as well as collateral received or provided under collateral support agreements. The majority of these derivatives are classified within Level 2 of the fair value hierarchy as the significant inputs to the models are observable. An exception to the Level 2 classification is certain derivative transactions for which the risk of nonperformance cannot be observed in the market. These derivatives are classified within Level 3 of the fair value hierarchy. In addition, commitments to sell, purchase and originate mortgage loans that meet the requirements of a derivative, are valued by pricing models that include market observable and unobservable inputs. Due to the significant unobservable inputs, these commitments are classified within Level 3 of the fair value hierarchy.

U.S. Bancorp	43

Deposit Liabilities The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand. The fair value of fixed-rate certificates of deposit was estimated by discounting the contractual cash flow using current rates for deposits with similar maturities.

Short-term Borrowings Federal funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term funds borrowed have floating rates or short-term maturities. The fair value of short-term borrowings was determined by discounting contractual cash flows using current market rates.

Long-term Debt The fair value for most long-term debt was determined by discounting contractual cash flows using current market rates. Junior subordinated debt instruments were valued using market quotes.

Loan Commitments, Letters of Credit and Guarantees The fair value of commitments, letters of credit and guarantees represents the estimated costs to terminate or otherwise settle the obligations with a third-party. The fair value of residential mortgage commitments is estimated based on observable inputs. Other loan commitments, letters of credit and guarantees are not actively traded, and the Company estimates their fair value based on the related amount of unamortized deferred commitment fees adjusted for the probable losses for these arrangements.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

				FIN 39
(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2009
Available-for-sale securities
U.S. Treasury and agencies	$7	$757	$–	$–	$764
Mortgage-backed securities
Agency	–	26,336	–	–	26,336
Non-agency	–	95	3,638	–	3,733
Asset-backed securities	–	–	581	–	581
Obligations of state and political subdivisions	–	6,378	–	–	6,378
Perpetual preferred securities	–	307	–	–	307
Other investments	492	614	10	–	1,116

Total available-for-sale	499	34,487	4,229	–	39,215
Mortgage loans held for sale	–	4,085	–	–	4,085
Mortgage servicing rights	–	–	1,182	–	1,182
Other assets (a)	–	667	1,571	(260)	1,978

Total	$499	$39,239	$6,982	$(260)	$46,460

Derivative liabilities	$–	$2,724	$15	$(1,078)	$1,661

December 31, 2008
Available-for-sale securities	$474	$37,150	$1,844	$–	$39,468
Mortgage loans held for sale	–	2,728	–	–	2,728
Mortgage servicing rights	–	–	1,194	–	1,194
Other assets (a)	–	814	1,744	(151)	2,407

Total	$474	$40,692	$4,782	$(151)	$45,797

Derivative liabilities	$–	$3,127	$46	$(1,251)	$1,922

(a)	Represents primarily derivative receivables and trading securities.

44	U.S. Bancorp

The table below presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
Three Months Ended March 31, 2009
Available-for-sale securities
Non-agency mortgage-backed securities	$1,224	$(33)		$244	$(181)	$2,384	$3,638	$114
Asset-backed securities	607	(20)		6	(17)	5	581	(91)
Other investments	13	(3)		–	–	–	10	–

Total	1,844	(56	)(a)	250	(198)	2,389	4,229	23
Mortgage servicing rights	1,194	(238	)(b)	–	226	–	1,182	(238	)(b)
Net other assets and liabilities	1,698	(37	)(c)	–	(105)	–	1,556	(399	)(d)

Three Months Ended March 31, 2008
Available-for-sale securities	$2,923	$(247	)(a)	$(6)	$(142)	$–	$2,528	$(6)
Mortgage servicing rights	1,462	(219	)(b)	–	147	–	1,390	(219	)(b)
Net other assets and liabilities	338	462	(e)	–	34	(10)	824	473	(f)

(a)	Included in securities gains (losses)
(b)	Included in mortgage banking revenue.
(c)	Approximately $(319) million included in other noninterest income and $282 million included in mortgage banking revenue.
(d)	Approximately $(177) million included in other noninterest income and $(222) million included in mortgage banking revenue.
(e)	Approximately $451 million included in other noninterest income and $11 million included in mortgage banking revenue.
(f)	Approximately $454 million included in other noninterest income and $19 million included in mortgage banking revenue.

The Company may also be required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	March 31, 2009				December 31, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans held for sale	$–	$11	$–	$11	$–	$12	$–	$12
Loans(a)	–	157	–	157	–	117	–	117
Other real estate owned (b)	–	61	–	61	–	66	–	66
Other intangible assets	–	–	–	–	–	–	1	1

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31, 2009 and 2008:

(Dollars in Millions)	2009	2008
Loans held for sale	$1	$4
Loans (a)	86	4
Other real estate owned (b)	22	10
Other intangible assets	–	–

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	45

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount the Company is contractually obligated to receive at maturity:

	March 31, 2009			December 31, 2008
			Excess of			Excess of
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$4,085	$3,978	$107	$2,728	$2,649	$79
Loans 90 days or more past due	13	18	(5)	11	13	(2)

Disclosures about Fair Value of Financial Instruments The table below summarizes the estimated fair value for financial instruments as of March 31, 2009 and December 31, 2008, and includes financial instruments that are not accounted for at fair value. In accordance with Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments”, the Company did not include assets and liabilities that are not financial instruments in the disclosure, such as the value of the long-term relationships with deposit, credit card and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities.

The estimated fair values of the Company’s financial instruments are shown in the table below.

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$6,154	$6,154	$6,859	$6,859
Investment securities held-to-maturity	51	52	53	54
Mortgages held for sale (a)	9	9	14	14
Other loans held for sale	562	566	468	470
Loans	180,495	178,419	181,715	180,311
Financial Liabilities
Deposits	162,566	162,754	159,350	161,196
Short-term borrowings	26,007	26,313	33,983	34,333
Long-term debt	38,825	37,928	38,359	38,135

(a)	Balance excludes mortgages held for sale for which the fair value option under SFAS 159 was elected.
The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $287 million and $238 million at March 31, 2009 and December 31, 2008, respectively. The carrying value of other guarantees was $266 million and $302 million at March 31, 2009 and December 31, 2008, respectively.

Note 13      Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of Class U.S.A. shares of Visa Inc. common stock. In addition, the Company and certain of its subsidiaries have been named as defendants along with Visa U.S.A. Inc. and MasterCard International (collectively, the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa, Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The Company has also entered into judgment and loss sharing agreements with Visa U.S.A. and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Visa Litigation.
In 2007, Visa announced the settlement of the portion of the Visa Litigation involving American Express, and accordingly, the Company recorded a $115 million charge in 2007 for its proportionate share of this settlement. In

46	U.S. Bancorp

addition to the liability related to the settlement with American Express, Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa litigation. The contingent obligation of member banks under the Visa U.S.A. bylaws has no specific maximum amount. While the estimation of any potential losses related to this litigation is highly judgmental, the Company recognized a charge of approximately $215 million in 2007 for the proportionate share of the guarantee of these matters.
In 2008, Visa Inc. completed its IPO, redeemed a portion of the Class U.S.A. shares, converted the remaining Class U.S.A. shares to Class B shares, and set aside $3.0 billion of the proceeds from the IPO in an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The Company recorded a $339 million gain for the portion of its shares that were redeemed for cash and a $153 million gain for its proportionate share of the escrow account. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation liabilities and will decline as amounts are paid out of the escrow account.
As of March 31, 2009, the carrying amount of the Company’s liability related to the remaining Visa Litigation, was $135 million. The remaining Visa Inc. shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa Litigation, whichever is later.

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2009:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$95	$16,819
Third-party borrowing arrangements	–	311
Securities lending indemnifications	–	5,200
Asset sales (a)	24	497
Merchant processing	55	63,378
Other guarantees	8	6,156
Other contingent liabilities	44	1,894

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
The Company currently processes card transactions in the United States, Canada and Europe for airlines. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2009, the value of airline tickets purchased to be delivered at a future date was $4.5 billion. The Company held collateral of $1.4 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
The Company currently has a support agreement with a money market fund managed by FAF Advisors, Inc, an affiliate of the Company. Under the terms of the agreement, the Company will provide a contribution to the fund upon the occurrence of specified events related to certain assets held by the fund. The maximum potential payments under the agreement are $28 million and the Company has recognized an insignificant liability at March 31, 2009 for the guarantee.
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
For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

U.S. Bancorp	47

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended March 31,
	2009			2008
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,321	$477	4.51%	$43,891	$580	5.28%	(3.6)%
Loans held for sale	5,191	63	4.87	5,118	73	5.72	1.4
Loans (b)
Commercial	56,134	534	3.84	51,709	721	5.60	8.6
Commercial real estate	33,398	357	4.33	29,536	463	6.30	13.1
Residential mortgages	23,915	346	5.81	22,978	358	6.24	4.1
Retail	60,914	992	6.61	51,009	1,026	8.09	19.4

Total loans, excluding covered assets	174,361	2,229	5.17	155,232	2,568	6.65	12.3
Covered assets	11,344	131	4.68	–	–	–	*

Total loans	185,705	2,360	5.14	155,232	2,568	6.65	19.6
Other earning assets	2,097	20	3.83	2,773	37	5.37	(24.4)

Total earning assets	235,314	2,920	5.01	207,014	3,258	6.32	13.7
Allowance for loan losses	(3,755)			(2,075)			(81.0)
Unrealized gain (loss) on available-for-sale securities	(2,577)			(1,105)			*
Other assets	37,255			32,841			13.4

Total assets	$266,237			$236,675			12.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$36,020			$27,119			32.8
Interest-bearing deposits
Interest checking	32,039	15	.18	30,303	88	1.16	5.7
Money market savings	27,927	37	.54	25,590	114	1.79	9.1
Savings accounts	10,339	14	.56	5,134	3	.23	*
Time certificates of deposit less than $100,000	18,132	128	2.87	13,607	139	4.11	33.3
Time deposits greater than $100,000	36,071	130	1.46	29,105	262	3.62	23.9

Total interest-bearing deposits	124,508	324	1.06	103,739	606	2.35	20.0
Short-term borrowings	32,217	148	1.86	35,890	348	3.90	(10.2)
Long-term debt	37,784	353	3.78	39,822	474	4.78	(5.1)

Total interest-bearing liabilities	194,509	825	1.72	179,451	1,428	3.20	8.4
Other liabilities	8,163			7,861			3.8
Shareholders’ equity
Preferred equity	7,935			1,083			*
Common equity	18,884			20,396			(7.4)

Total U.S. Bancorp shareholders’ equity	26,819			21,479			24.9
Noncontrolling interests	726			765			(5.1)

Total shareholders’ equity	27,545			22,244			23.8

Total liabilities and shareholders’ equity	$266,237			$236,675			12.5%

Net interest income		$2,095			$1,830

Gross interest margin			3.29%			3.12%

Gross interest margin without taxable-equivalent increments			3.21			3.07

Percent of Earning Assets
Interest income			5.01%			6.32%
Interest expense			1.42			2.77

Net interest margin			3.59%			3.55%

Net interest margin without taxable-equivalent increments			3.51%			3.50%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

48	U.S. Bancorp

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders — The 2009 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 21, 2009, at the Minneapolis Convention Center, Minneapolis, Minnesota. Richard K. Davis, Chairman, President and Chief Executive Officer, presided.

The holders of 1,478,597,202 shares of common stock, or 84.1 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election to the Board of Directors listed in the proxy statement were elected to serve one-year terms expiring at the annual shareholders’ meeting in 2010, the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009, was ratified, and the Company received advisory approval of its executive compensation program.

Summary of Matters Voted Upon by Shareholders

	Number of Shares
	For	Against
Election of Directors:
Douglas M. Baker, Jr.	1,336,561,891	133,855,129
Y. Marc Belton	1,448,746,912	21,395,088
Richard K. Davis	1,436,164,622	34,923,277
Joel W. Johnson	1,372,665,678	97,448,207
David B. O’Maley	1,404,135,720	65,861,586
O’dell M. Owens, M.D., M.P.H.	1,328,171,076	141,823,994
Craig D. Schnuck	1,449,158,702	21,196,744
Patrick T. Stokes	1,428,647,819	41,768,668

	For	Against	Abstain

Ratification of Selection of Auditor	1,320,525,152	152,020,751	6,051,299
Advisory Vote on Executive Compensation	1,360,417,084	94,745,260	23,434,858

For a copy of the meeting minutes, please write to the Office of the Corporate Secretary, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.

Item 6. Exhibits

4.1	Warrant to Purchase Shares of U.S. Bancorp Common Stock dated November 14, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2008.

10.1	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein, between U.S. Bancorp and The United States Department of the Treasury, dated November 14, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008.

10.2	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under the U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2009.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

U.S. Bancorp	49

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan
Terrance R. Dolan
Executive Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: May 8, 2009

50	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended
(Dollars in Millions)			March 31, 2009
Earnings
1	.	Net income attributable to U.S. Bancorp	$529
2	.	Applicable income taxes, including interest expense related to unrecognized tax positions	101

3	.	Income before income taxes (1 + 2)	$630

4	.	Fixed charges:
		a. Interest expense excluding interest on deposits*	$496
		b. Portion of rents representative of interest and amortization of debt expense	24

		c. Fixed charges excluding interest on deposits (4a + 4b)	520
		d. Interest on deposits	324

		e. Fixed charges including interest on deposits (4c + 4d)	$844

5	.	Amortization of interest capitalized	$–
6	.	Earnings excluding interest on deposits (3 + 4c + 5)	1,150
7	.	Earnings including interest on deposits (3 + 4e + 5)	1,474
8	.	Fixed charges excluding interest on deposits (4c)	520
9	.	Fixed charges including interest on deposits (4e)	844
Ratio of Earnings to Fixed Charges
10	.	Excluding interest on deposits (line 6/line 8)	2.21
11	.	Including interest on deposits (line 7/line 9)	1.75

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	51

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: May 8, 2009

52	U.S. Bancorp

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

Dated: May 8, 2009

U.S. Bancorp	53

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 8, 2009

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

Investor Relations Contacts
Judith T. Murphy
Executive Vice President, Corporate Investor and Public Relations
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