Form 10-Q
period 2009-06-30
US BANCORP \DE\
filed 2009-08-10
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2009 1,911,974,478 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This Quarterly Report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A continuation of the challenging general business and economic conditions and turbulence in the global financial markets could impact U.S. Bancorp’s performance, both directly by affecting its revenues and the value of its assets and liabilities, and indirectly by affecting its customers and counterparties. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that any governmental program or legislation will help to stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely impact U.S. Bancorp’s business. In addition, U.S. Bancorp’s business and financial performance could be impacted as the financial industry restructures in the current environment, by increased regulation of financial institutions or other effects of recently enacted legislation, by changes in the creditworthiness and performance of its counterparties, and by changes in the competitive landscape. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

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

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2009	2008	Change	2009	2008	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,104	$1,908	10.3%	$4,199	$3,738	12.3%
Noninterest income	2,074	1,955	6.1	4,060	4,250	(4.5)
Securities gains (losses), net	(19)	(63)	69.8	(217)	(314)	30.9

Total net revenue	4,159	3,800	9.4	8,042	7,674	4.8
Noninterest expense	2,129	1,818	17.1	4,000	3,597	11.2
Provision for credit losses	1,395	596	*	2,713	1,081	*

Income before taxes	635	1,386	(54.2)	1,329	2,996	(55.6)
Taxable-equivalent adjustment	50	33	51.5	98	60	63.3
Applicable income taxes	100	386	(74.1)	201	862	(76.7)

Net income	485	967	(49.8)	1,030	2,074	(50.3)
Net income attributable to noncontrolling interests	(14)	(17)	17.6	(30)	(34)	11.8

Net income attributable to U.S. Bancorp	$471	$950	(50.4)	$1,000	$2,040	(51.0)

Net income applicable to U.S. Bancorp common shareholders	$221	$926	(76.1)	$640	$2,003	(68.0)

Per Common Share
Earnings per share	$.12	$.53	(77.4)%	$.36	$1.15	(68.7)%
Diluted earnings per share	.12	.53	(77.4)	.36	1.14	(68.4)
Dividends declared per share	.050	.425	(88.2)	.100	.850	(88.2)
Book value per share	11.86	11.67	1.6
Market value per share	17.92	27.89	(35.7)
Average common shares outstanding	1,833	1,740	5.3	1,794	1,735	3.4
Average diluted common shares outstanding	1,840	1,755	4.8	1,801	1,752	2.8
Financial Ratios
Return on average assets	.71%	1.58%		.76%	1.71%
Return on average common equity	4.2	17.9		6.4	19.6
Net interest margin (taxable-equivalent basis) (a)	3.60	3.61		3.59	3.58
Efficiency ratio (b)	51.0	47.1		48.4	45.0
Average Balances
Loans	$183,878	$163,070	12.8%	$184,786	$159,151	16.1%
Loans held for sale	6,092	3,417	78.3	5,644	4,267	32.3
Investment securities	42,189	42,999	(1.9)	42,255	43,446	(2.7)
Earning assets	234,265	212,089	10.5	234,786	209,552	12.0
Assets	266,107	242,221	9.9	266,171	239,448	11.2
Noninterest-bearing deposits	37,388	27,851	34.2	36,707	27,485	33.6
Deposits	163,220	135,809	20.2	161,800	133,333	21.4
Short-term borrowings	27,638	38,018	(27.3)	29,915	36,954	(19.0)
Long-term debt	38,768	37,879	2.3	38,279	38,851	(1.5)
Total U.S. Bancorp shareholders’ equity	28,202	22,320	26.4	27,514	21,899	25.6

	June 30, 2009	December 31, 2008

Period End Balances
Loans	$182,312	$185,229	(1.6)%
Allowance for credit losses	4,571	3,639	25.6
Investment securities	40,805	39,521	3.2
Assets	265,560	265,912	(.1)
Deposits	163,883	159,350	2.8
Long-term debt	39,196	38,359	2.2
Total U.S. Bancorp shareholders’ equity	24,171	26,300	(8.1)
Capital ratios
Tier 1 capital	9.4%	10.6%
Total risk-based capital	13.0	14.3
Leverage	8.4	9.8
Tier 1 common equity to risk-weighted assets (c)	6.7	5.1
Tangible common equity to tangible assets (c)	5.1	3.3
Tangible common equity to risk-weighted assets (c)	5.7	3.7

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(c)	See Non-GAAP Financial Measures on page 26.

.2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $471 million for the second quarter of 2009 or $.12 per diluted common share, compared with $950 million, or $.53 per diluted common share for the second quarter of 2008. Return on average assets and return on average common equity were .71 percent and 4.2 percent, respectively, for the second quarter of 2009, compared with 1.58 percent and 17.9 percent, respectively, for the second quarter of 2008. Significant items in the second quarter of 2009 results included a $123 million accrual for a Federal Deposit Insurance Corporation (“FDIC”) special assessment to be paid in the third quarter of 2009 and $19 million of net securities losses. The Company also continued to increase its allowance for credit losses by recording $466 million of provision for credit losses in excess of net charge-offs. In addition, on June 17, 2009, the Company redeemed the $6.6 billion of preferred stock issued to the U.S. Department of the Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. Upon redemption, the Company recorded the remaining $154 million unaccreted discount on the preferred stock in a manner similar to a dividend, reducing earnings per common share. Significant items included in the second quarter of 2008 results were $200 million of provision for credit losses in excess of net charge-offs and net securities losses of $63 million.
Total net revenue, on a taxable-equivalent basis, for the second quarter of 2009 was $359 million (9.4 percent) higher than the second quarter of 2008, reflecting a 10.3 percent increase in net interest income and an 8.6 percent increase in noninterest income. The increase in net interest income from a year ago was principally the result of growth in average earning assets. Noninterest income increased from a year ago, principally due to strong growth in mortgage banking revenue, higher commercial products revenue and lower net securities losses, partially offset by lower payments-related revenue, trust and investment management fees and deposit service charges, all of which were affected by the impact of the slowing economy on equity markets and customer spending. Additionally, the second quarter of 2009 was impacted by lower equity investment valuations.
Total noninterest expense in the second quarter of 2009 was $311 million (17.1 percent) higher than the second quarter of 2008, primarily due to higher FDIC deposit insurance expense, including the $123 million special assessment, higher marketing and litigation-related costs and acquisitions, partially offset by focused reductions in costs as a result of the implementation of the Company’s cost containment plan in the first quarter of 2009.
The provision for credit losses for the second quarter of 2009 increased $799 million over the second quarter of 2008, reflecting continuing stress in residential real estate markets and deteriorating economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. Net charge-offs in the second quarter of 2009 were $929 million, compared with net charge-offs of $396 million in the second quarter of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income attributable to U.S. Bancorp of $1.0 billion for the first six months of 2009 or $.36 per diluted common share, compared with $2.0 billion, or $1.14 per diluted common share for the first six months of 2008. Return on average assets and return on average common equity were .76 percent and 6.4 percent, respectively, for the first six months of 2009, compared with 1.71 percent and 19.6 percent, respectively, for the first six months of 2008. The Company’s results for the first six months of 2009 reflected several significant items, including provision for credit losses in excess of net charge-offs of $996 million, $217 million of net securities losses, the $123 million FDIC special assessment and a $92 million gain from a corporate real estate transaction. Significant items included in the first six months of 2008 results were a $492 million gain related to the Company’s ownership position in Visa, Inc. (“Visa Gain”), $392 million provision for credit losses in excess of net charge-offs and net securities losses of $314 million.
Total net revenue, on a taxable-equivalent basis, for the first six months of 2009 was $368 million (4.8 percent) higher than the first six months of 2008, reflecting a 12.3 percent increase in net interest income and a 2.4 percent decrease in noninterest income. The increase in net interest income from a year ago was a

U.S. Bancorp	3

result of growth in average earning assets. Noninterest income decreased due to the Visa Gain in the first six months of 2008, in addition to the impact of the deteriorating economy on equity markets and customer spending. These revenue declines were partially offset by higher mortgage banking and commercial products revenue, a gain from a corporate real estate transaction and a lower level of net securities losses in the first six months of 2009.
Total noninterest expense in the first six months of 2009 was $403 million (11.2 percent) higher than in the first six months of 2008, primarily due to higher FDIC deposit insurance expense, higher marketing and litigation-related costs and acquisitions, which were partially offset by focused reductions in costs as a result of the implementation of the Company’s cost containment plan in the first quarter of 2009.
The provision for credit losses for the first six months of 2009 increased $1.6 billion over the first six months of 2008. The increase in the provision for credit losses reflected continuing stress in residential real estate markets and deteriorating economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. Net charge-offs in the first six months of 2009 were $1.7 billion, compared with net charge-offs of $689 million in the first six months of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.1 billion in the second quarter of 2009, compared with $1.9 billion in the second quarter of 2008. Net interest income, on a taxable-equivalent basis, was $4.2 billion in the first six months of 2009, compared with $3.7 billion in the first six months of 2008. The increases were due to growth in average earning assets, which were $22.2 billion (10.5 percent) higher in the second quarter of 2009 and $25.2 billion (12.0 percent) higher in the first six months of 2009, compared with the same periods of 2008, primarily driven by increases in average loans, including originated and acquired loans. The net interest margin in the second quarter and first six months of 2009 was 3.60 percent and 3.59 percent, respectively, compared with 3.61 percent and 3.58 percent, respectively, for the same periods of 2008. Given the current interest rate environment, the Company expects the net interest margin to remain relatively stable for the remainder of 2009. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the second quarter and first six months of 2009 were $20.8 billion (12.8 percent) and $25.6 billion (16.1 percent) higher, respectively, than the same periods of 2008, driven by new loan originations and acquisitions. Retail loan growth, year-over-year, was driven by increases in credit card, home equity and federally-guaranteed student loans. Commercial real estate loan growth reflected new business driven by capital market conditions, slower loan payoffs and an acquisition in the second quarter of 2008. Residential mortgage growth reflected increased origination activity as a result of market interest rate declines. The increase in commercial loans was principally a result of growth in corporate and commercial banking balances as new and existing business customers used bank credit facilities to fund business growth and liquidity requirements. Assets covered by loss sharing agreements with the FDIC (“covered assets”) relate to the 2008 acquisitions of the banking operations of Downey Savings and Loan Association, F.A. and PFF Bank and Trust (“Downey” and “PFF”, respectively) and were $10.7 billion and $11.0 billion in the second quarter and first six months of 2009, respectively.
Average investment securities in the second quarter and first six months of 2009 were $.8 billion (1.9 percent) and $1.2 billion (2.7 percent) lower, respectively, than the same periods of 2008, principally a result of prepayments and sales. The composition of the Company’s investment portfolio remained essentially unchanged from a year ago.
Average total deposits for the second quarter and first six months of 2009 increased $27.4 billion (20.2 percent) and $28.5 billion (21.4 percent), respectively, over the same periods of 2008. Excluding deposits from 2008 and 2009 acquisitions, second quarter 2009 average total deposits increased $15.1 billion (11.2 percent) over the second quarter of 2008. Average noninterest-bearing deposits for the second quarter and first six months of 2009 increased $9.5 billion (34.2 percent) and $9.2 billion (33.6 percent), respectively, compared with same periods of 2008, primarily due to growth in Consumer and Wholesale Banking business lines and the impact of acquisitions. Average total savings deposits increased $12.6 billion (19.7 percent) in the second quarter and $11.0 billion (17.5 percent) in the first six months of 2009, compared with the same periods in 2008, the result of higher Consumer Banking, government, broker-dealer and institutional trust customer balances and

.4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change
Credit and debit card revenue	$259	$266	(2.6)%	$515	$514	.2%
Corporate payment products revenue	168	174	(3.4)	322	338	(4.7)
Merchant processing services	278	309	(10.0)	536	580	(7.6)
ATM processing services	104	93	11.8	206	177	16.4
Trust and investment management fees	304	350	(13.1)	598	685	(12.7)
Deposit service charges	250	278	(10.1)	476	535	(11.0)
Treasury management fees	142	137	3.6	279	261	6.9
Commercial products revenue	144	117	23.1	273	229	19.2
Mortgage banking revenue	308	81	*	541	186	*
Investment products fees and commissions	27	37	(27.0)	55	73	(24.7)
Securities gains (losses), net	(19)	(63)	69.8	(217)	(314)	30.9
Other	90	113	(20.4)	259	672	(61.5)

Total noninterest income	$2,055	$1,892	8.6%	$3,843	$3,936	(2.4)%

*    Not meaningful

acquisitions. Contributing to the increase in savings accounts was strong participation in a new savings product introduced nationwide by Consumer Banking late in the third quarter of 2008. Average time certificates of deposit less than $100,000 were higher in the second quarter and first six months of 2009 by $5.3 billion (42.2 percent) and $4.9 billion (37.6 percent), respectively, primarily due to acquisitions. Average time deposits greater than $100,000 decreased slightly (.3 percent) in the second quarter of 2009, compared with the second quarter of 2008, due to acquisitions offset by the impact of wholesale funding decisions. Average time deposits greater than $100,000 increased $3.4 billion (11.4 percent) in the first six months of 2009, compared with the same period of the prior year, due primarily to acquisitions.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2009 increased $799 million and $1.6 billion, respectively, over the same periods of 2008, reflecting the current adverse economic conditions. The provision for credit losses exceeded net charge-offs by $466 million and $996 million in the second quarter and first six months of 2009, respectively, compared with $200 million and $392 million in the same periods of 2008. The increases in the provision and allowance for credit losses reflected continuing stress in residential real estate markets and deteriorating economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. Net charge-offs were $929 million in the second quarter and $1.7 billion in the first six months of 2009, compared with net charge-offs of $396 million in the second quarter and $689 million in the first six months of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the second quarter and first six months of 2009 was $2.1 billion and $3.8 billion, respectively, compared with $1.9 billion and $3.9 billion in the same periods of 2008. The $163 million (8.6 percent) increase during the second quarter and $93 million (2.4 percent) decrease during the first six months of 2009, compared with the same periods of 2008, were principally due to a significant rise in mortgage banking revenue as the lower rate environment drove record mortgage loan production and increased profitability on loan sales, offset by lower fee-based revenue in certain revenue categories due to weaker economic conditions adversely impacting consumer and business spending. In addition, noninterest income decreased in the first six months of 2009, compared with the first six months of 2008, due to the $492 million Visa Gain included in the first quarter of 2008. Other increases in noninterest income included higher ATM processing services related to growth in transaction volumes and business expansion, higher treasury management fees resulting from reduced earnings credit on customer compensating balances, and higher commercial products revenue due to higher standby letter of credit, capital markets and other commercial loan fees. Net securities losses for the second quarter and first six months of 2009 were also lower than the same periods a year ago. Corporate payment products revenue decreased in the second quarter and first six months of 2009, compared with the same periods of 2008, as transaction volumes declined due to

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change
Compensation	$764	$761	.4%	$1,550	$1,506	2.9%
Employee benefits	140	129	8.5	295	266	10.9
Net occupancy and equipment	208	190	9.5	419	380	10.3
Professional services	59	59	–	111	106	4.7
Marketing and business development	80	66	21.2	136	145	(6.2)
Technology and communications	157	149	5.4	312	289	8.0
Postage, printing and supplies	72	73	(1.4)	146	144	1.4
Other intangibles	95	87	9.2	186	174	6.9
Other	554	304	82.2	845	587	44.0

Total noninterest expense	$2,129	$1,818	17.1%	$4,000	$3,597	11.2%

Efficiency ratio (a)	51.0%	47.1%		48.4%	45.0%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

the slowing economy. Merchant processing services revenue decreased primarily due to lower average customer purchases per transaction. Deposit service charges decreased primarily due to lower overdraft fees, with a decrease in the number of overdraft incidences more than offsetting account growth. Trust and investment management fees declined, as did investment product fees and commissions, reflecting adverse equity market conditions. Other income also decreased due to lower equity investment valuations.

Noninterest Expense Noninterest expense was $2.1 billion in the second quarter and $4.0 billion in the first six months of 2009, increasing $311 million (17.1 percent) and $403 million (11.2 percent), respectively, from the same periods of 2008. The increases in noninterest expense from a year ago were principally due to the impact of higher FDIC deposit insurance expense and acquisitions. Compensation expense increased primarily due to acquisitions, offset by reductions from cost containment efforts. Employee benefits expense increased primarily due to increased pension costs associated with previous declines in the value of pension assets, as well as acquisitions. Net occupancy and equipment expense, and technology and communications expense increased primarily due to acquisitions, as well as branch-based and other business expansion initiatives. Marketing and business development expense increased in the second quarter of 2009, compared with the second quarter of 2008, due to costs related to new credit card product initiatives. Marketing and business development expense for the first six months of 2009 decreased from the same period of 2008 due to a contribution to the U.S. Bancorp Foundation in the first quarter of 2008, offset by the impact of costs related to new credit card product initiatives in 2009. Other intangibles expense increased due to acquisitions. Other expense increased year-over-year due to an increase in FDIC deposit insurance expense, a result of the special assessment in the second quarter of 2009 and the use of assessment credits in 2008 and the first quarter of 2009, which have been fully utilized. In addition, other expense included increased costs for other real estate owned, mortgage servicing, litigation and acquisition integration.

Income Tax Expense The provision for income taxes was $100 million (an effective rate of 17.1 percent) for the second quarter and $201 million (an effective rate of 16.3 percent) for the first six months of 2009, compared with $386 million (an effective rate of 28.5 percent) and $862 million (an effective rate of 29.4 percent) for the same periods of 2008. The declines in the effective tax rates in the second quarter and first six months of 2009, compared with the same periods of the prior year, reflected the impact of the decline in pre-tax earnings and the relative level of tax-advantaged investments. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $182.3 billion at June 30, 2009, compared with $185.2 billion at December 31, 2008, a decrease of $2.9 billion (1.6 percent). The decrease was driven primarily by lower commercial loans and covered assets, partially offset by growth in retail loans, residential mortgages and commercial real estate loans. The $3.9 billion (6.9 percent) decrease in commercial loans was primarily driven by lower capital spending and lower utilization of bank credit facilities by business customers, along with improved access to the short-term and long-term bond markets to refinance their bank debt.

.6	U.S. Bancorp

Commercial real estate loans increased $.5 billion (1.5 percent) at June 30, 2009, compared with December 31, 2008, reflecting new business growth, as current market conditions have limited borrower access to capital markets, and slower loan payoffs.
Residential mortgages held in the loan portfolio increased $.4 billion (1.7 percent) at June 30, 2009, compared with December 31, 2008, reflecting an increase in mortgage banking origination activity as a result of market interest rate declines. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $1.1 billion (1.8 percent) at June 30, 2009, compared with December 31, 2008. The increase was primarily driven by growth in credit card balances and home equity and second mortgages, partially offset by decreases in student and installment loans and retail leasing balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $7.4 billion at June 30, 2009, compared with $3.2 billion at December 31, 2008. The increase in loans held for sale was principally due to an increase in mortgage loan origination activity as a result of a decline in rates.

Investment Securities Investment securities, including available-for-sale and held-to-maturity, totaled $40.8 billion at June 30, 2009, compared with $39.5 billion at December 31, 2008. The $1.3 billion increase reflected securities purchases of $6.7 billion and a decrease in unrealized losses, partially offset by sales, maturities, prepayments and securities impairments. At June 30, 2009, adjustable-rate financial instruments comprised 45 percent of the investment securities portfolio, compared with 40 percent at December 31, 2008.
The Company conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired. During the first six months of 2009, the Financial Accounting Standards Board issued new accounting guidance, which the Company adopted effective January 1, 2009, for the measurement and recognition of other-than-temporary impairment for debt securities. This guidance requires the portion of other-than-temporary impairment related to factors other than credit losses be recognized in other comprehensive income (loss), rather than earnings. The effect of the adoption of this guidance was not significant.
Net unrealized losses included in accumulated other comprehensive income (loss) were $1.7 billion at June 30, 2009, compared with $2.8 billion at December 31, 2008. The decrease in unrealized losses was primarily due to increases in fair value of agency mortgage-backed securities and obligations of state and political subdivisions, and to amounts recognized as other-than-temporary impairment.
As of June 30, 2009, approximately 1 percent of the available-for-sale securities portfolio consisted of perpetual preferred securities, primarily issued by financial institutions. The net unrealized losses for these securities were $134 million at June 30, 2009, compared to $387 million at December 31, 2008. The decrease was principally a result of impairment charges recognized on these securities during the second quarter and first six months of 2009 of $12 million and $210 million, respectively. Impairment charges recognized for the first six months of 2009 were primarily related to the perpetual preferred stock of a large domestic bank downgraded during the first quarter of 2009.
There is limited market activity for the remaining structured investment security and the non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various market factors, which are judgmental in nature. The Company recorded $76 million and $132 million of impairment charges on non-agency mortgage-backed and structured investment related securities during the second quarter and first six months of 2009, respectively. These impairment charges were due to changes in expected cash flows resulting from the continuing decline in housing prices and an increase in foreclosure activity. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 3 and 12 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $163.9 billion at June 30, 2009, compared with $159.3 billion at December 31, 2008, an increase of $4.6 billion (2.8 percent) that reflected customer flight to quality. The increase in total deposits was primarily the result of increases in money market savings, savings accounts and interest checking balances, partially offset by decreases in noninterest-bearing deposit accounts and time deposits greater than $100,000. Money market savings balances increased $5.6 billion (21.6 percent) due to higher corporate trust, trust and custody, and broker-dealer balances. Savings account balances increased $3.7 billion (40.8 percent) due primarily to strong participation in a new savings

U.S. Bancorp	7

Table 4      Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
June 30, 2009 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)

U.S. Treasury and Agencies
Maturing in one year or less	$595	$602	.5	3.22%	$–	$–	–	–%
Maturing after one year through five years	1,003	998	4.1	2.88	–	–	–	–
Maturing after five years through ten years	28	28	7.6	4.88	–	–	–	–
Maturing after ten years	906	895	15.1	2.35	–	–	–	–

Total	$2,532	$2,523	7.3	2.79%	$–	$–	–	–%

Mortgage-Backed Securities (a)
Maturing in one year or less	$879	$873	.6	2.39%	$–	$–	–	–%
Maturing after one year through five years	23,704	23,708	3.1	3.66	5	5	4.9	5.07
Maturing after five years through ten years	5,097	4,764	6.6	2.93	–	–	–	–
Maturing after ten years	504	346	11.9	2.14	–	–	–	–

Total	$30,184	$29,691	3.7	3.48%	$5	$5	4.9	5.07%

Asset-Backed Securities (a)
Maturing in one year or less	$1	$1	.6	3.11%	$–	$–	–	–%
Maturing after one year through five years	616	483	3.6	2.26	–	–	–	–
Maturing after five years through ten years	31	28	6.9	2.78	–	–	–	–
Maturing after ten years	22	9	22.7	1.99	–	–	–	–

Total	$670	$521	4.4	2.28%	$–	$–	–	–%

Obligations of State and Political Subdivisions (b)
Maturing in one year or less	$11	$11	.2	6.79%	$1	$1	.4	7.04%
Maturing after one year through five years	210	209	2.4	3.01	6	6	2.9	6.71
Maturing after five years through ten years	1,195	1,174	6.7	6.74	11	13	6.9	7.36
Maturing after ten years	5,309	4,856	22.3	6.81	16	15	17.4	5.52

Total	$6,725	$6,250	18.9	6.68%	$34	$35	10.8	6.39%

Other Debt Securities
Maturing in one year or less	$–	$1	.4	8.01%	$3	$3	.7	1.96%
Maturing after one year through five years	80	56	2.6	5.46	7	7	3.5	2.06
Maturing after five years through ten years	61	45	8.0	6.33	–	–	–	–
Maturing after ten years	1,481	986	33.8	4.86	–	–	–	–

Total	$1,622	$1,088	31.3	4.94%	$10	$10	2.6	2.03%

Other Investments	$698	$683	8.7	1.93%	$–	$–	–	–%

Total investment securities (c)	$42,431	$40,756	7.5	3.96%	$49	$50	8.5	5.35%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available-for-sale investment securities was 7.7 years at December 31, 2008, with a corresponding weighted-average yield of 4.56 percent. The weighted-average maturity of the held-to-maturity investment securities was 8.5 years at December 31, 2008, with a corresponding weighted-average yield of 5.78 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$2,532	6.0%	$664	1.6%
Mortgage-backed securities	30,189	71.0	31,271	73.9
Asset-backed securities	670	1.6	616	1.4
Obligations of state and political subdivisions	6,759	15.9	7,258	17.1
Other debt securities and investments	2,330	5.5	2,527	6.0

Total investment securities	$42,480	100.0%	$42,336	100.0%

.8	U.S. Bancorp

product offered by Consumer Banking and higher broker-dealer balances. Interest checking balances increased $3.2 billion (9.9 percent) due to higher government and branch-based balances. Noninterest-bearing deposits decreased $1.8 billion (4.8 percent) due primarily to decreases in broker-dealer and corporate trust balances. Time deposits greater than $100,000 decreased $5.5 billion (15.2 percent) at June 30, 2009, compared with December 31, 2008. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $29.7 billion at June 30, 2009, compared with $34.0 billion at December 31, 2008. The decrease principally reflected reduced borrowing needs as a result of increases in deposits due to customer flight to quality.
Long-term debt was $39.2 billion at June 30, 2009, compared with $38.4 billion at December 31, 2008, primarily reflecting issuances of $3.7 billion of medium-term notes, partially offset by $2.2 billion of medium-term note maturities and a $.6 billion net decrease in Federal Home Loan Bank advances in the first six months of 2009. The $.8 billion (2.2 percent) increase in long-term debt reflected the Company’s issuance of non-guaranteed debt to qualify for redemption of the preferred stock from the U.S. Department of the Treasury. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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
The Company manages its credit risk, in part through diversification of its loan portfolio. As part of its normal business activities, the Company offers a broad array of commercial and retail lending products. The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to loan-to-value and borrower credit criteria during the underwriting process.

U.S. Bancorp	9

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at June 30, 2009 (excluding covered assets):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total

Consumer Finance
Less than or equal to 80%	$1,056	$2,976	$4,032	41.3%
Over 80% through 90%	668	1,540	2,208	22.7
Over 90% through 100%	681	2,695	3,376	34.6
Over 100%	–	141	141	1.4

Total	$2,405	$7,352	$9,757	100.0%
Other Retail
Less than or equal to 80%	$2,160	$10,734	$12,894	90.7%
Over 80% through 90%	86	569	655	4.6
Over 90% through 100%	121	543	664	4.7
Over 100%	–	–	–	–

Total	$2,367	$11,846	$14,213	100.0%
Total Company
Less than or equal to 80%	$3,216	$13,710	$16,926	70.6%
Over 80% through 90%	754	2,109	2,863	11.9
Over 90% through 100%	802	3,238	4,040	16.9
Over 100%	–	141	141	.6

Total	$4,772	$19,198	$23,970	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Consumer Finance (a)
Less than or equal to 80%	$762	$200	$962	39.1%
Over 80% through 90%	364	184	548	22.2
Over 90% through 100%	391	384	775	31.5
Over 100%	65	113	178	7.2

Total	$1,582	$881	$2,463	100.0%
Other Retail
Less than or equal to 80%	$11,638	$1,537	$13,175	78.1%
Over 80% through 90%	1,877	452	2,329	13.8
Over 90% through 100%	900	388	1,288	7.7
Over 100%	51	22	73	.4

Total	$14,466	$2,399	$16,865	100.0%
Total Company
Less than or equal to 80%	$12,400	$1,737	$14,137	73.1%
Over 80% through 90%	2,241	636	2,877	14.9
Over 90% through 100%	1,291	772	2,063	10.7
Over 100%	116	135	251	1.3

Total	$16,048	$3,280	$19,328	100.0%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division, at June 30, 2009, approximately $2.7 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.9 billion at December 31, 2008.

The following table provides further information on residential mortgages for the consumer finance division:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division

Sub-Prime Borrowers
Less than or equal to 80%	$4	$1,056	$1,060	10.8%
Over 80% through 90%	6	644	650	6.7
Over 90% through 100%	17	887	904	9.3
Over 100%	–	73	73	.7

Total	$27	$2,660	$2,687	27.5%
Other Borrowers
Less than or equal to 80%	$1,052	$1,920	$2,972	30.5%
Over 80% through 90%	662	896	1,558	16.0
Over 90% through 100%	664	1,808	2,472	25.3
Over 100%	–	68	68	.7

Total	$2,378	$4,692	$7,070	72.5%

Total Consumer Finance	$2,405	$7,352	$9,757	100.0%

In addition to residential mortgages, at June 30, 2009, the consumer finance division had $.7 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2008.

The following table provides further information on home equity and second mortgages for the consumer finance division:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total

Sub-Prime Borrowers
Less than or equal to 80%	$29	$128	$157	6.4%
Over 80% through 90%	37	119	156	6.3
Over 90% through 100%	2	239	241	9.8
Over 100%	42	82	124	5.0

Total	$110	$568	$678	27.5%
Other Borrowers
Less than or equal to 80%	$733	$72	$805	32.7%
Over 80% through 90%	327	65	392	15.9
Over 90% through 100%	389	145	534	21.7
Over 100%	23	31	54	2.2

Total	$1,472	$313	$1,785	72.5%

Total Consumer Finance	$1,582	$881	$2,463	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered assets, to customers that may be defined as sub-prime borrowers represented only 1.3 percent of total assets at June 30, 2009, compared with 1.4 percent at December 31, 2008. Covered assets include $2.7 billion in loans with negative-amortization payment options at June 30, 2009, compared with $3.3 billion at December 31, 2008. The Company’s risk on covered assets is limited by loss sharing agreements with the FDIC. Other than covered assets, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

.10	U.S. Bancorp

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2009	2008

Commercial
Commercial	.19%	.15%
Lease financing	–	–

Total commercial	.16	.13
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.76	.36

Total commercial real estate	.22	.11
Residential Mortgages	2.11	1.55
Retail
Credit card	2.37	2.20
Retail leasing	.10	.16
Other retail	.53	.45

Total retail	.94	.82

Total loans, excluding covered assets	.72	.56

Covered Assets	7.60	5.13

Total loans	1.12%	.84%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2009	2008

Commercial	1.89%	.82%
Commercial real estate	5.05	3.34
Residential mortgages (a)	3.46	2.44
Retail (b)	1.19	.97

Total loans, excluding covered assets	2.48	1.57

Covered assets	14.10	10.74

Total loans	3.15%	2.14%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 10.05 percent at June 30, 2009, and 6.95 percent at December 31, 2008.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.36 percent at June 30, 2009, and 1.10 percent at December 31, 2008.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $2.0 billion ($1.2 billion excluding covered assets) at June 30, 2009, compared with $1.6 billion ($967 million excluding covered assets) at December 31, 2008. The increase in 90 day delinquent loans related to covered assets was $210 million. The $278 million increase excluding covered assets reflected stress in residential mortgages, commercial loans, construction loans, credit cards and home equity loans. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 1.12 percent (.72 percent excluding covered assets) at June 30, 2009, compared with .84 percent (.56 percent excluding covered assets) at December 31, 2008. The Company expects delinquencies to continue to increase as difficult economic conditions affect more borrowers within both the consumer and commercial loan portfolios.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered assets:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Residential mortgages
30-89 days	$552	$536	2.30%	2.28%
90 days or more	505	366	2.11	1.55
Nonperforming	324	210	1.35	.89

Total	$1,381	$1,112	5.76%	4.72%

Retail
Credit card
30-89 days	$354	$369	2.38%	2.73%
90 days or more	352	297	2.37	2.20
Nonperforming	107	67	.72	.49

Total	$813	$733	5.47%	5.42%
Retail leasing
30-89 days	$42	$49	.85%	.95%
90 days or more	5	8	.10	.16
Nonperforming	–	–	–	–

Total	$47	$57	.95%	1.11%
Home equity and second mortgages
30-89 days	$179	$170	.92%	.89%
90 days or more	137	106	.71	.55
Nonperforming	27	14	.14	.07

Total	$343	$290	1.77%	1.51%
Other retail
30-89 days	$243	$255	1.09%	1.13%
90 days or more	85	81	.38	.36
Nonperforming	21	11	.10	.05

Total	$349	$347	1.57%	1.54%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Residential mortgages
30-89 days	3.75%	3.96%	1.31%	1.06%
90 days or more	2.98	2.61	1.50	.79
Nonperforming	2.29	1.60	.71	.38

Total	9.02%	8.17%	3.52%	2.23%

Retail
Credit card
30-89 days	–%	–%	2.38%	2.73%
90 days or more	–	–	2.37	2.20
Nonperforming	–	–	.72	.49

Total	–%	–%	5.47%	5.42%
Retail leasing
30-89 days	–%	–%	.85%	.95%
90 days or more	–	–	.10	.16
Nonperforming	–	–	–	–

Total	–%	–%	.95%	1.11%
Home equity and second mortgages
30-89 days	2.52%	3.24%	.69%	.59%
90 days or more	2.07	2.36	.51	.32
Nonperforming	.24	.14	.13	.07

Total	4.83%	5.74%	1.33%	.98%
Other retail
30-89 days	5.38%	6.91%	.98%	1.00%
90 days or more	1.04	1.98	.36	.32
Nonperforming	–	–	.10	.05

Total	6.42%	8.89%	1.44%	1.37%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

.12	U.S. Bancorp

Within the consumer finance division at June 30, 2009, approximately $456 million and $99 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $467 million and $121 million, respectively, at December 31, 2008.

The following table provides summary delinquency information for covered assets:

			As a Percent of
			Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Covered assets
30-89 days	$365	$740	3.48%	6.46%
90 days or more	797	587	7.60	5.13
Nonperforming	682	643	6.50	5.62

Total	$1,844	$1,970	17.58%	17.21%

Restructured Loans Accruing Interest In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, extension of the maturity date or a reduction in the principal balance. Restructured loans, except those where the principal balance has been reduced, accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

The following table provides a summary of restructured loans, excluding covered assets, that are performing in accordance with modified terms, and therefore continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Commercial	$56	$35	.11%	.06%
Commercial real estate	132	138	.39	.42
Residential mortgages	1,289	813	5.38	3.45
Credit card	541	450	3.64	3.33
Other retail	89	73	.19	.16

Total loans	$2,107	$1,509	1.16%	.81%

Restructured loans, excluding covered assets, were $598 million higher at June 30, 2009, compared with December 31, 2008, reflecting the impact of restructurings for certain residential mortgage and credit card customers in light of current economic conditions. The Company expects this trend to continue as the Company works to modify loans for borrowers who are having financial difficulties.
The Company has also modified certain covered loans in accordance with the terms of agreements with the FDIC in connection with the acquisitions of Downey and PFF. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At June 30, 2009, total nonperforming assets were $4.0 billion, compared with $2.6 billion at December 31, 2008. Nonperforming assets at June 30, 2009 included $682 million of covered assets, compared with $643 million at December 31, 2008. The ratio of total nonperforming assets to total loans and other real estate was 2.20 percent (1.94 percent excluding covered assets) at June 30, 2009, compared with 1.42 percent (1.14 percent excluding covered assets) at December 31, 2008. The increase in nonperforming assets was driven primarily by the residential construction portfolio and related industries, the residential mortgage and credit card portfolios, an increase in foreclosed residential properties and the impact of the economic slowdown on other commercial customers.
Included in nonperforming loans were restructured loans that are not accruing interest of $189 million at June 30, 2009, compared with $151 million at December 31, 2008.
Other real estate, excluding covered assets, was $293 million at June 30, 2009, compared with $190 million at December 31, 2008, and was primarily related to foreclosed properties that previously secured residential mortgages, home equity and second mortgage loan balances. The increase in other real estate assets reflected continuing stress in residential construction and related supplier industries and higher residential mortgage loan foreclosures.

U.S. Bancorp	13

Table 6     Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2009	2008

Commercial
Commercial	$785	$290
Lease financing	123	102

Total commercial	908	392
Commercial Real Estate
Commercial mortgages	471	294
Construction and development	1,156	780

Total commercial real estate	1,627	1,074
Residential Mortgages	324	210
Retail
Credit card	107	67
Retail leasing	–	–
Other retail	48	25

Total retail	155	92

Total nonperforming loans, excluding covered assets	3,014	1,768
Covered Assets	682	643

Total nonperforming loans	3,696	2,411
Other Real Estate (b)	293	190
Other Assets	27	23

Total nonperforming assets	$4,016	$2,624

Accruing loans 90 days or more past due, excluding covered assets	$1,245	$967
Accruing loans 90 days or more past due	$2,042	$1,554
Nonperforming loans to total loans, excluding covered assets	1.75%	1.02%
Nonperforming loans to total loans	2.03%	1.30%
Nonperforming assets to total loans plus other real estate, excluding covered assets (b)	1.94%	1.14%
Nonperforming assets to total loans plus other real estate (b)	2.20%	1.42%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2008	$1,896	$728	$2,624
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	2,001	720	2,721
Advances on loans	44	–	44

Total additions	2,045	720	2,765
Reductions in nonperforming assets
Paydowns, payoffs	(206)	(325)	(531)
Net sales	(11)	–	(11)
Return to performing status	(64)	(7)	(71)
Charge-offs (c)	(640)	(120)	(760)

Total reductions	(921)	(452)	(1,373)

Net additions to nonperforming assets	1,124	268	1,392

Balance June 30, 2009	$3,020	$996	$4,016

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $282 million and $209 million at June 30, 2009, and December 31, 2008, respectively of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

The following table provides an analysis of other real estate owned (“OREO”) excluding covered assets, as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Residential
Minnesota	$24	$18	.44%	.34%
California	19	13	.36	.29
Michigan	12	12	2.42	2.39
Arizona	10	5	.97	.53
Ohio	9	9	.36	.37
All other states	109	88	.38	.30

Total residential	183	145	.42	.34
Commercial	110	45	.33	.14

Total OREO	$293	$190	.16%	.10%

.14	U.S. Bancorp

Table 7     Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Commercial
Commercial	1.50%	.43%	1.21%	.39%
Lease financing	3.29	1.14	3.29	1.09

Total commercial	1.72	.51	1.46	.47
Commercial Real Estate
Commercial mortgages	.47	.11	.35	.10
Construction and development	3.79	.52	4.30	.44

Total commercial real estate	1.44	.24	1.51	.20
Residential Mortgages	1.94	.91	1.74	.69
Retail
Credit card	7.36	4.84	6.86	4.39
Retail leasing	.80	.58	.91	.53
Home equity and second mortgages	1.72	1.13	1.60	.93
Other retail	1.80	1.16	1.77	1.20

Total retail	2.99	1.86	2.81	1.73

Total loans, excluding covered assets	2.15	.98	1.98	.87
Covered Assets	.07	–	.15	–

Total loans	2.03%	.98%	1.87%	.87%

The Company expects nonperforming assets, including OREO, to continue to increase, however at a decreasing rate as compared with prior periods, as difficult economic conditions affect more borrowers within both the consumer and commercial loan portfolios.

Analysis of Loan Net Charge-Offs  Total net charge-offs were $929 million and $1.7 billion for the second quarter and first six months of 2009, respectively, compared with net charge-offs of $396 million and $689 million for the same periods of 2008. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2009 was 2.03 percent and 1.87 percent, respectively, compared with .98 percent and .87 percent, for the same periods of 2008. The year-over-year increases in total net charge-offs were driven by factors affecting the residential housing markets, including homebuilding and related industries, and credit costs associated with credit card and other consumer and commercial loans as the economy weakened. Given current economic conditions and the continuing weakness in home prices, rising unemployment levels and the economy in general, the Company expects net charge-offs will continue to increase for the remainder of 2009, however at a decreasing rate as compared with prior periods.
Commercial and commercial real estate loan net charge-offs for the second quarter of 2009 increased to $353 million (1.61 percent of average loans outstanding on an annualized basis), compared with $87 million (.41 percent of average loans outstanding on an annualized basis) for the second quarter of 2008. Commercial and commercial real estate loan net charge-offs for the first six months of 2009 increased to $650 million (1.48 percent of average loans outstanding on an annualized basis), compared with $154 million (.37 percent of average loans outstanding on an annualized basis) for the first six months of 2008. The year-over-year increases in net charge-offs reflected continuing stress in housing, especially residential homebuilding and related industry sectors, along with the impact of the deteriorating economic conditions on the commercial loan portfolios.
Residential mortgage loan net charge-offs for the second quarter of 2009 were $116 million (1.94 percent of average loans outstanding on an annualized basis), compared with $53 million (.91 percent of average loans outstanding on an annualized basis) for the second quarter of 2008. Residential mortgage loan net charge-offs for the first six months of 2009 were $207 million (1.74 percent of average loans outstanding on an annualized basis), compared with $79 million (.69 percent of average loans outstanding on an annualized basis) for the first six months of 2008. Total retail loan net charge-offs for the second quarter of 2009 were $458 million (2.99 percent of average loans outstanding on an annualized basis), compared with $256 million (1.86 percent of average loans outstanding on an annualized basis) for the second quarter of 2008. Total retail loan net charge-offs for the first six months of 2009 were $852 million (2.81 percent of average loans outstanding on an annualized basis), compared with $456 million (1.73 percent of average loans outstanding on an annualized basis) for the first six months of 2008. The increased residential mortgage and retail loan net charge-offs reflected the adverse impact of current economic conditions and rising unemployment levels.

U.S. Bancorp	15

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail loans:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans
(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Consumer Finance (a)
Residential mortgages	$9,751	$9,990	3.87%	1.69%	$9,824	$9,944	3.43%	1.27%
Home equity and second mortgages	2,457	2,031	7.02	6.93	2,437	1,952	6.62	5.67
Other retail	565	450	5.68	4.47	546	440	6.65	5.03
Other Retail
Residential mortgages	$14,213	$13,317	.62%	.33%	$14,116	$13,198	.57%	.24%
Home equity and second mortgages	16,857	15,075	.95	.35	16,826	14,865	.87	.31
Other retail	22,188	20,673	1.70	1.09	22,323	18,937	1.65	1.12
Total Company
Residential mortgages	$23,964	$23,307	1.94%	.91%	$23,940	$23,142	1.74%	.69%
Home equity and second mortgages	19,314	17,106	1.72	1.13	19,263	16,817	1.60	.93
Other retail	22,753	21,123	1.80	1.16	22,869	19,377	1.77	1.20

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans
(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Residential mortgages
Sub-prime borrowers	$2,721	$3,152	6.34%	3.19%	$2,779	$3,186	5.66%	2.40%
Other borrowers	7,030	6,838	2.91	1.00	7,045	6,758	2.55	.74

Total	$9,751	$9,990	3.87%	1.69%	$9,824	$9,944	3.43%	1.27%
Home equity and second mortgages
Sub-prime borrowers	$687	$808	12.84%	12.44%	$700	$831	11.81%	9.44%
Other borrowers	1,770	1,223	4.76	3.29	1,737	1,121	4.53	2.87

Total	$2,457	$2,031	7.02%	6.93%	$2,437	$1,952	6.62%	5.67%

Analysis and Determination of the Allowance for Credit Losses  The allowance for loan losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, and considers credit loss protection from loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it is sufficient to cover incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2009, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At June 30, 2009, the allowance for credit losses was $4.6 billion (2.51 percent of total loans and 2.66 percent of loans excluding covered assets), compared with an allowance of $3.6 billion (1.96 percent of total loans and 2.09 percent of loans excluding covered assets) at December 31, 2008. The ratio of the allowance for credit losses to nonperforming loans was 124 percent (152 percent excluding covered assets) at June 30, 2009, compared with 151 percent (206 percent excluding covered assets) at December 31, 2008. The ratio of the allowance for credit losses to annualized loan net charge-offs was 123 percent (both including and excluding covered assets) at June 30, 2009, compared with 200 percent of full year 2008 net charge-offs (201 percent excluding covered assets) at December 31, 2008.

.16	U.S. Bancorp

Table 8      Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Balance at beginning of period	$4,105	$2,435	$3,639	$2,260
Charge-offs
Commercial
Commercial	183	58	300	104
Lease financing	66	24	129	46

Total commercial	249	82	429	150
Commercial real estate
Commercial mortgages	28	7	42	11
Construction and development	94	12	211	20

Total commercial real estate	122	19	253	31
Residential mortgages	116	54	209	80
Retail
Credit card	279	152	504	283
Retail leasing	13	9	28	17
Home equity and second mortgages	85	49	157	81
Other retail	126	74	244	145

Total retail	503	284	933	526

Covered assets	2	–	8	–

Total charge-offs	992	439	1,832	787
Recoveries
Commercial
Commercial	6	7	11	14
Lease financing	11	6	19	12

Total commercial	17	13	30	26
Commercial real estate
Commercial mortgages	–	1	1	1
Construction and development	1	–	1	–

Total commercial real estate	1	1	2	1
Residential mortgages	–	1	2	1
Retail
Credit card	16	13	29	36
Retail leasing	3	1	5	2
Home equity and second mortgages	2	1	4	3
Other retail	24	13	43	29

Total retail	45	28	81	70

Covered assets	–	–	–	–

Total recoveries	63	43	115	98
Net Charge-offs
Commercial
Commercial	177	51	289	90
Lease financing	55	18	110	34

Total commercial	232	69	399	124
Commercial real estate
Commercial mortgages	28	6	41	10
Construction and development	93	12	210	20

Total commercial real estate	121	18	251	30
Residential mortgages	116	53	207	79
Retail
Credit card	263	139	475	247
Retail leasing	10	8	23	15
Home equity and second mortgages	83	48	153	78
Other retail	102	61	201	116

Total retail	458	256	852	456

Covered assets	2	–	8	–

Total net charge-offs	929	396	1,717	689

Provision for credit losses	1,395	596	2,713	1,081
Acquisitions and other changes	–	13	(64)	(4)

Balance at end of period	$4,571	$2,648	$4,571	$2,648

Components
Allowance for loan losses	$4,377	$2,518
Liability for unfunded credit commitments	194	130

Total allowance for credit losses	$4,571	$2,648

Allowance for credit losses as a percentage of
Period-end loans, excluding covered assets	2.66%	1.60%
Nonperforming loans, excluding covered assets	152	273
Nonperforming assets, excluding covered assets	137	233
Annualized net charge-offs, excluding covered assets	123	166
Period-end loans	2.51%	1.60%
Nonperforming loans	124	273
Nonperforming assets	114	233
Annualized net charge-offs	123	166

U.S. Bancorp	17

Residual Value Risk Management  The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2009, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2008. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis  Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALPC policy limits the estimated change in net interest income to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2009, and December 31, 2008, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling  The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The ALPC policy limits the change in market value of equity in a 200 basis point parallel rate shock to a 15.0 percent decline. The up 200 basis point scenario resulted in a 7.1 percent decrease in the market value of equity at June 30, 2009, compared with a 7.6 percent decrease at December 31, 2008. The down 200 basis point scenario resulted in a 1.5 percent decrease in the market value of equity at June 30, 2009, compared with a 2.8 percent decrease at December 31, 2008.
The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At June 30, 2009, the duration of assets, liabilities and equity was 1.7 years, 1.6 years and 1.9 years, respectively, compared with 1.6 years, 1.7 years and 1.2 years, respectively, at December 31, 2008. Refer to

Sensitivity of Net Interest Income

	June 30, 2009						December 31, 2008
	Down 50		Up 50	Down 200		Up 200	Down 50		Up 50	Down 200		Up 200
	Immediate		Immediate	Gradual		Gradual	Immediate		Immediate	Gradual		Gradual

Net interest income		*	.36%		*	.89%		*	.37%		*	1.05%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

.18	U.S. Bancorp

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
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2009, the Company had $14.3 billion of forward commitments to sell mortgage loans hedging $6.9 billion of mortgage loans held for sale and $10.7 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedge activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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

Market Risk Management  In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. These trading activities principally support the risk management processes of the Company’s customers including their management of foreign currency and interest rate risks. The Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements over a specified time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. As part of its market risk management approach, the Company sets and monitors VaR limits for each trading portfolio. The Company’s trading VaR did not exceed $2 million during the first six months of 2009 and $1 million during the first six months of 2008.

Liquidity Risk Management The ALPC establishes policies and guidelines, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, as well as

U.S. Bancorp	19

from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk.
During the past several quarters, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums widened and many banks experienced liquidity constraints, substantially increased pricing to retain deposits or utilized the Federal Reserve System discount window to secure adequate funding. The Company’s profitable operations, sound credit quality and strong balance sheet have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. This has allowed the Company to experience strong liquidity, as depositors and investors in the wholesale funding markets seek strong financial institutions. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on liquidity risk management.
At June 30, 2009, parent company long-term debt outstanding was $13.3 billion, compared with $10.8 billion at December 31, 2008. The $2.5 billion increase was primarily due to the issuances during the first six months of 2009 of $2.7 billion of medium-term notes guaranteed under the FDIC Temporary Liquidity Guarantee Program and $1.0 billion of notes not guaranteed under this program. These issuances were partially offset by $1.0 billion of medium-term note maturities. As of June 30, 2009, there was no parent company debt scheduled to mature in the remainder of 2009. During the second quarter of 2009, the Company raised $2.7 billion through the sale of its common stock.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $2.4 billion at June 30, 2009.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. On May 7, 2009, the Federal Reserve completed an assessment of the capital adequacy of the nineteen largest domestic bank holding companies. Based on the results of their capital adequacy assessment, the Federal Reserve projected the Company’s capital would be sufficient under the Federal Reserve’s projected scenarios. Following a $2.7 billion sale of common stock and issuance of $1.0 billion of non-guaranteed medium-term notes, the Company received approval to redeem the $6.6 billion of preferred stock previously issued to the U.S. Department of the Treasury and completed the redemption on June 17, 2009. Subsequently, the Company repurchased the related common stock warrant from the U.S. Department of the Treasury on July 15, 2009, for $139 million.
Table 9 provides a summary of regulatory capital ratios as of June 30, 2009, and December 31, 2008. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $24.2 billion at June 30, 2009, compared with $26.3 billion at December 31, 2008. The decrease was the result of the preferred stock redemption and payment of dividends, partially offset by the proceeds from the public offering of the Company’s common stock, changes in unrealized gains and losses on available-for-sale investment securities and derivatives included in other comprehensive income and corporate earnings.
The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common and tangible common equity, as a percent of risk-weighted assets, was 6.7 percent and 5.7 percent, respectively, at June 30, 2009, compared with 5.1 percent and 3.7 percent, respectively, at December 31, 2008. The Company’s tangible common equity divided by tangible assets was 5.1 percent at June 30, 2009, compared with 3.3 percent at December 31, 2008. Refer to “Non-GAAP Financial

Table 9    Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2009	2008
Tier 1 capital	$21,710	$24,426
As a percent of risk-weighted assets	9.4%	10.6%
As a percent of adjusted quarterly average assets (leverage ratio)	8.4%	9.8%
Total risk-based capital	$30,039	$32,897
As a percent of risk-weighted assets	13.0%	14.3%

.20	U.S. Bancorp

Measures” for further information regarding the calculation of these measures.
On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares repurchased during the second quarter of 2009 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased during the second quarter of 2009:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
April	7,903	$17.80	19,727,341
May	7,441	18.05	19,719,900
June	2,079	17.92	19,717,821

Total	17,423	$17.92	19,717,821

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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2009, business line results were restated and presented on a comparable basis for organization and methodology changes to more closely align capital allocation with Basel II requirements and to allocate the provision for credit losses based on net charge-offs and changes in the risks of specific loan portfolios. Previously, the provision in excess of net charge-offs remained in Treasury and Corporate Support, and the other lines of business’ results included only the portion of the provision for credit losses equal to net charge-offs.

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking contributed $107 million of the Company’s net income in the second quarter and $126 million in the first six months of 2009, or decreases of $173 million (61.8 percent) and $410 million (76.5 percent), respectively, compared with the same periods of 2008. The decreases were primarily driven by increases in the provision for credit losses and higher noninterest expense, partially offset by higher net revenue.
Total net revenue increased $61 million (8.6 percent) in the second quarter and $135 million (9.7 percent) in the first six months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $53 million (11.1 percent) in the second quarter and $105 million (10.9 percent) in the first six months of 2009, compared with the same periods of 2008, driven by growth in earning assets and deposits, partially offset by a decrease in the margin benefit from deposits. Noninterest income increased $8 million (3.4 percent) in the second quarter and $30 million (7.1 percent) in the first six months of 2009, compared with the same periods of 2008. The increases were primarily due to higher treasury management, standby letter of credit, commercial loan, capital markets and foreign exchange fees, partially offset by lower equity investment valuations and income from commercial leasing activities.
Total noninterest expense increased $15 million (5.6 percent) in the second quarter and $23 million (4.4 percent) in the first six months of 2009, compared with the same periods of 2008, primarily due to higher FDIC deposit insurance expense, compensation and employee benefits expense related to expanding the business line’s national corporate banking presence, investments to enhance customer relationship management and an acquisition in the second quarter of 2008. The provision for credit losses increased $319 million in the second quarter and $759 million in the first six months of 2009, compared with the same periods of 2008. The unfavorable changes were primarily due to an increase in net charge-offs and continued credit deterioration in the credit quality of commercial and commercial real estate loans. Nonperforming assets were $2.2 billion at June 30, 2009, $1.8 billion at March 31, 2009, and $650 million at June 30, 2008. Nonperforming assets as a percentage of period-end loans were 3.60 percent at June 30, 2009, 2.78 percent at March 31, 2009, and 1.09 percent at June 30, 2008. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

U.S. Bancorp	21

Table 10    Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
Three Months Ended June 30			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$530	$477	11.1%	$994	$942	5.5%
Noninterest income	242	244	(.8)	791	579	36.6
Securities gains (losses), net	–	(10)	*	–	–	–

Total net revenue	772	711	8.6	1,785	1,521	17.4
Noninterest expense	276	263	4.9	923	788	17.1
Other intangibles	6	4	50.0	24	15	60.0

Total noninterest expense	282	267	5.6	947	803	17.9

Income before provision and income taxes	490	444	10.4	838	718	16.7
Provision for credit losses	322	3	*	567	374	51.6

Income before income taxes	168	441	(61.9)	271	344	(21.2)
Income taxes and taxable-equivalent adjustment	61	160	(61.9)	99	125	(20.8)

Net income	107	281	(61.9)	172	219	(21.5)
Net (income) loss attributable to noncontrolling interests	–	(1)	*	–	–	–

Net income attributable to U.S. Bancorp	$107	$280	(61.8)	$172	$219	(21.5)

Average Balance Sheet
Commercial	$41,111	$39,624	3.8%	$6,268	$6,955	(9.9)%
Commercial real estate	21,492	18,544	15.9	11,617	11,349	2.4
Residential mortgages	79	80	(1.3)	23,487	22,822	2.9
Retail	58	78	(25.6)	44,289	41,102	7.8

Total loans, excluding covered assets	62,740	58,326	7.6	85,661	82,228	4.2
Covered assets	–	–	–	10,701	–	*

Total loans	62,740	58,326	7.6	96,362	82,228	17.2
Goodwill	1,475	1,385	6.5	3,104	2,420	28.3
Other intangible assets	93	49	89.8	1,570	1,712	(8.3)
Assets	67,280	63,862	5.4	110,048	92,378	19.1
Noninterest-bearing deposits	17,363	10,731	61.8	14,238	12,105	17.6
Interest checking	12,381	8,947	38.4	20,819	18,794	10.8
Savings products	7,069	6,505	8.7	25,670	20,327	26.3
Time deposits	12,537	15,290	(18.0)	26,565	17,376	52.9

Total deposits	49,350	41,473	19.0	87,292	68,602	27.2
Total U.S. Bancorp shareholders’ equity	5,614	6,192	(9.3)	6,713	5,725	17.3

	Wholesale			Consumer
	Banking			Banking
Six Months Ended June 30			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,069	$964	10.9%	$1,994	$1,886	5.7%
Noninterest income	457	435	5.1	1,453	1,166	24.6
Securities gains (losses), net	(3)	(11)	72.7	–	–	–

Total net revenue	1,523	1,388	9.7	3,447	3,052	12.9
Noninterest expense	534	516	3.5	1,805	1,546	16.8
Other intangibles	12	7	71.4	47	29	62.1

Total noninterest expense	546	523	4.4	1,852	1,575	17.6

Income before provision and income taxes	977	865	12.9	1,595	1,477	8.0
Provision for credit losses	781	22	*	994	600	65.7

Income before income taxes	196	843	(76.7)	601	877	(31.5)
Income taxes and taxable-equivalent adjustment	71	307	(76.9)	219	319	(31.3)

Net income	125	536	(76.7)	382	558	(31.5)
Net (income) loss attributable to noncontrolling interests	1	–	*	–	–	–

Net income attributable to U.S. Bancorp	$126	$536	(76.5)	$382	$558	(31.5)

Average Balance Sheet
Commercial	$42,052	$39,149	7.4%	$6,342	$6,761	(6.2)%
Commercial real estate	21,346	18,116	17.8	11,595	11,296	2.6
Residential mortgages	85	86	(1.2)	23,453	22,661	3.5
Retail	65	75	(13.3)	44,424	39,186	13.4

Total loans, excluding covered assets	63,548	57,426	10.7	85,814	79,904	7.4
Covered assets	–	–	–	11,022	–	*

Total loans	63,548	57,426	10.7	96,836	79,904	21.2
Goodwill	1,475	1,356	8.8	3,167	2,419	30.9
Other intangible assets	97	40	*	1,528	1,611	(5.2)
Assets	68,388	62,604	9.2	110,222	90,915	21.2
Noninterest-bearing deposits	16,794	10,531	59.5	14,044	11,900	18.0
Interest checking	10,463	8,494	23.2	20,337	18,585	9.4
Savings products	7,371	6,166	19.5	24,910	19,985	24.6
Time deposits	13,932	14,858	(6.2)	26,702	18,151	47.1

Total deposits	48,560	40,049	21.3	85,993	68,621	25.3
Total U.S. Bancorp shareholders’ equity	5,597	6,050	(7.5)	6,804	5,689	19.6

*	Not meaningful

.22	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008	Change

$83	$99	(16.2)%	$281	$241	16.6%	$216	$149	45.0%	$2,104	$1,908	10.3%
300	352	(14.8)	723	762	(5.1)	18	18	–	2,074	1,955	6.1
–	–	–	–	–	–	(19)	(53)	64.2	(19)	(63)	69.8

383	451	(15.1)	1,004	1,003	.1	215	114	88.6	4,159	3,800	9.4
216	235	(8.1)	348	341	2.1	271	104	*	2,034	1,731	17.5
17	19	(10.5)	48	49	(2.0)	–	–	–	95	87	9.2

233	254	(8.3)	396	390	1.5	271	104	*	2,129	1,818	17.1

150	197	(23.9)	608	613	(.8)	(56)	10	*	2,030	1,982	2.4
5	2	*	501	217	*	–	–	–	1,395	596	*

145	195	(25.6)	107	396	(73.0)	(56)	10	*	635	1,386	(54.2)
53	71	(25.4)	39	144	(72.9)	(102)	(81)	(25.9)	150	419	(64.2)

92	124	(25.8)	68	252	(73.0)	46	91	(49.5)	485	967	(49.8)
–	–	–	(6)	(6)	–	(8)	(10)	20.0	(14)	(17)	17.6

$92	$124	(25.8)	$62	$246	(74.8)	$38	$81	(53.1)	$471	$950	(50.4)

$1,206	$1,725	(30.1)%	$4,500	$4,577	(1.7)%	$974	$1,098	(11.3)%	$54,059	$53,979	.1%
587	539	8.9	–	–	–	31	41	(24.4)	33,727	30,473	10.7
395	402	(1.7)	–	–	–	3	3	–	23,964	23,307	2.8
1,635	1,545	5.8	15,414	12,551	22.8	31	35	(11.4)	61,427	55,311	11.1

3,823	4,211	(9.2)	19,914	17,128	16.3	1,039	1,177	(11.7)	173,177	163,070	6.2
–	–	–	–	–	–	–	–	–	10,701	–	*

3,823	4,211	(9.2)	19,914	17,128	16.3	1,039	1,177	(11.7)	183,878	163,070	12.8
1,562	1,562	–	2,302	2,371	(2.9)	–	–	–	8,443	7,738	9.1
265	337	(21.4)	873	1,027	(15.0)	8	–	*	2,809	3,125	(10.1)
6,167	6,554	(5.9)	24,094	22,294	8.1	58,518	57,133	2.4	266,107	242,221	9.9
4,944	4,181	18.2	492	490	.4	351	344	2.0	37,388	27,851	34.2
4,108	4,698	(12.6)	83	37	*	2	3	(33.3)	37,393	32,479	15.1
6,629	4,884	35.7	18	19	(5.3)	142	68	*	39,528	31,803	24.3
6,590	3,963	66.3	1	1	–	3,218	7,046	(54.3)	48,911	43,676	12.0

22,271	17,726	25.6	594	547	8.6	3,713	7,461	(50.2)	163,220	135,809	20.2
2,123	2,292	(7.4)	4,617	4,595	.5	9,135	3,516	*	28,202	22,320	26.4

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008	Change

$183	$205	(10.7)%	$555	$493	12.6%	$398	$190	*%	$4,199	$3,738	12.3%
604	695	(13.1)	1,411	1,461	(3.4)	135	493	(72.6)	4,060	4,250	(4.5)
–	–	–	–	–	–	(214)	(303)	29.4	(217)	(314)	30.9

787	900	(12.6)	1,966	1,954	.6	319	380	(16.1)	8,042	7,674	4.8
446	464	(3.9)	678	664	2.1	351	233	50.6	3,814	3,423	11.4
34	40	(15.0)	93	98	(5.1)	–	–	–	186	174	6.9

480	504	(4.8)	771	762	1.2	351	233	50.6	4,000	3,597	11.2

307	396	(22.5)	1,195	1,192	.3	(32)	147	*	4,042	4,077	(.9)
13	3	*	925	457	*	–	(1)	*	2,713	1,081	*

294	393	(25.2)	270	735	(63.3)	(32)	148	*	1,329	2,996	(55.6)
107	143	(25.2)	98	266	(63.2)	(196)	(113)	(73.5)	299	922	(67.6)

187	250	(25.2)	172	469	(63.3)	164	261	(37.2)	1,030	2,074	(50.3)
–	–	–	(12)	(13)	7.7	(19)	(21)	9.5	(30)	(34)	11.8

$187	$250	(25.2)	$160	$456	(64.9)	$145	$240	(39.6)	$1,000	$2,040	(51.0)

$1,295	$1,800	(28.1)%	$4,394	$4,409	(.3)%	$1,008	$725	39.0%	$55,091	$52,844	4.3%
589	551	6.9	–	–	–	33	42	(21.4)	33,563	30,005	11.9
399	392	1.8	–	–	–	3	3	–	23,940	23,142	3.4
1,604	1,560	2.8	15,045	12,303	22.3	32	36	(11.1)	61,170	53,160	15.1

3,887	4,303	(9.7)	19,439	16,712	16.3	1,076	806	33.5	173,764	159,151	9.2
–	–	–	–	–	–	–	–	–	11,022	–	*

3,887	4,303	(9.7)	19,439	16,712	16.3	1,076	806	33.5	184,786	159,151	16.1
1,562	1,563	(.1)	2,296	2,363	(2.8)	–	–	–	8,500	7,701	10.4
273	346	(21.1)	884	1,026	(13.8)	4	1	*	2,786	3,024	(7.9)
6,258	6,677	(6.3)	23,718	21,465	10.5	57,585	57,787	(.3)	266,171	239,448	11.2
4,967	4,279	16.1	533	479	11.3	369	296	24.7	36,707	27,485	33.6
3,848	4,275	(10.0)	80	33	*	2	3	(33.3)	34,730	31,390	10.6
6,476	5,029	28.8	18	19	(5.3)	125	65	92.3	38,900	31,264	24.4
6,511	3,796	71.5	–	1	*	4,398	6,388	(31.2)	51,543	43,194	19.3

21,802	17,379	25.5	631	532	18.6	4,894	6,752	(27.5)	161,880	133,333	21.4
2,136	2,307	(7.4)	4,599	4,536	1.4	8,378	3,317	*	27,514	21,899	25.6

U.S. Bancorp	23

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $172 million of the Company’s net income in the second quarter and $382 million in the first six months of 2009, or decreases of $47 million (21.5 percent) and $176 million (31.5 percent), respectively, compared with the same periods of 2008. Within Consumer Banking, the retail banking division contributed $10 million of the total net income in the second quarter and $96 million in the first six months of 2009, or decreases of $172 million (94.5 percent) and $376 million (79.7 percent), respectively, from the same periods in the prior year. Mortgage banking contributed $162 million of the business line’s net income in the second quarter and $286 million in the first six months of 2009, or increases of $125 million and $200 million, respectively, over the same periods in the prior year, reflecting record mortgage loan production and improved loan sale profitability.
Total net revenue increased $264 million (17.4 percent) in the second quarter and $395 million (12.9 percent) in the first six months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $52 million (5.5 percent) in the second quarter and $108 million (5.7 percent) in the first six months of 2009, compared with the same periods of 2008. The year-over-year increases in net interest income were due to increases in average loan and deposit balances, offset by declines in the margin benefit from deposits, given the declining interest rate environment. The increases in average loan balances reflected core growth in most loan categories, with the largest increases in retail loans and residential mortgages. In addition, average loan balances increased due to the Downey and PFF acquisitions in the fourth quarter of 2008, reflected primarily in covered assets. The favorable changes in retail loans was principally driven by increases in installment products, home equity and federally guaranteed student loan balances. The year-over-year increases in average deposits reflected core increases, primarily within savings and time deposits. In addition, average deposit balances increased due to the Downey and PFF acquisitions in the fourth quarter of 2008. Fee-based noninterest income increased $212 million (36.6 percent) in the second quarter and $287 million (24.6 percent) in the first six months of 2009, compared with the same periods of 2008. The year-over-year increases in fee-based revenue were driven by higher mortgage banking, retail products, and ATM revenue partially offset by lower deposit service charges.
Total noninterest expense increased $144 million (17.9 percent) in the second quarter and $277 million (17.6 percent) in the first six months of 2009, compared with the same periods of 2008. The increases included the net addition, including the impact of fourth quarter 2008 acquisitions, of 174 in-store branches, 133 traditional branches and 1 on-site branch at June 30, 2009, compared with June 30, 2008. In addition, the increases were primarily attributable to higher FDIC deposit insurance expense, mortgage and ATM volume-related expenses, and higher credit related costs associated with other real estate owned and foreclosures.
The provision for credit losses increased $193 million (51.6 percent) in the second quarter and $394 million (65.7 percent) in the first six months of 2009, compared with the same periods of 2008. The increases reflected portfolio growth and credit deterioration in residential mortgages, home equity and other installment and consumer loan portfolios from a year ago. As a percentage of average loans outstanding on an annualized basis, net charge-offs increased to 1.45 percent in the second quarter of 2009, compared with .88 percent in the second quarter of 2008. Commercial and commercial real estate loan net charge-offs increased $35 million and retail loan and residential mortgage net charge-offs increased $132 million in the second quarter of 2009, compared with the second quarter of 2008. In addition, there were $2 million of net charge-offs in the second quarter of 2009 related to covered assets. Nonperforming assets were $1.7 billion at June 30, 2009, $1.5 billion at March 31, 2009, and $418 million at June 30, 2008. Nonperforming assets as a percentage of period-end loans were 1.80 percent at June 30, 2009, 1.99 percent at March 31, 2009, and .52 percent at June 30, 2008. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management & Securities Services contributed $92 million of the Company’s net income in the second quarter and $187 million in the first six months of 2009, or decreases of $32 million (25.8 percent) and $63 million (25.2 percent), respectively, compared with the same periods of 2008. The decreases were primarily

.24	U.S. Bancorp

attributable to unfavorable equity market conditions relative to a year ago.
Total net revenue decreased $68 million (15.1 percent) in the second quarter and $113 million (12.6 percent) in the first six months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, decreased $16 million (16.2 percent) in the second quarter and $22 million (10.7 percent) in the first six months of 2009, compared with the same periods of 2008. The decreases in net interest income were primarily due to the reduction in the margin benefit from deposits partially offset by higher deposit volumes. Noninterest income decreased $52 million (14.8 percent) in the second quarter and $91 million (13.1 percent) in the first six months of 2009, compared with the same periods of 2008, primarily driven by unfavorable equity market conditions.
Total noninterest expense decreased $21 million (8.3 percent) in the second quarter and $24 million (4.8 percent) in the first six months of 2009, compared with the same periods of 2008. The decreases in noninterest expense were primarily due to lower compensation and employee benefits expense and other intangibles expense, partially offset by higher FDIC deposit insurance expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services’ offerings are highly inter-related with banking products and services of the other lines of business and rely on access to the bank subsidiary’s settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $62 million of the Company’s net income in the second quarter and $160 million in the first six months of 2009, or decreases of $184 million (74.8 percent) and $296 million (64.9 percent), respectively, compared with the same periods of 2008. The decreases were primarily due to a higher provision for credit losses.
Total net revenue increased $1 million (.1 percent) in the second quarter and $12 million (.6 percent) in the first six months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $40 million (16.6 percent) in the second quarter and $62 million (12.6 percent) in the first six months of 2009, compared with the same periods of 2008, primarily due to growth in credit card loan balances. Noninterest income decreased $39 million (5.1 percent) in the second quarter and $50 million (3.4 percent) in the first six months of 2009, compared with the same periods of 2008, as decreases in fee-based revenue were driven by lower transaction volumes and a decline in average customer purchases per transaction.
Total noninterest expense increased $6 million (1.5 percent) in the second quarter and $9 million (1.2 percent) in the first six months of 2009, compared with the same periods of 2008, as higher marketing expense was partially offset by lower employee compensation expenses.
The provision for credit losses increased $284 million in the second quarter and $468 million in the first six months of 2009, compared with the same periods of 2008, due to average retail credit card portfolio growth, higher net charge-offs, higher delinquency rates and changing economic conditions from a year ago. As a percentage of average loans outstanding, net charge-offs were 6.57 percent in the second quarter of 2009, compared with 3.92 percent in the second quarter of 2008.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $38 million in the second quarter and $145 million in the first six months of 2009, compared with $81 million in the second quarter and $240 million in the first six months of 2008.
Total net revenue increased $101 million (88.6 percent) in the second quarter and decreased $61 million (16.1 percent) in the first six months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $67 million (45.0 percent) in the second quarter and $208 million in the first six months of 2009, compared with the same periods of 2008, reflecting the impact of the declining rate environment, wholesale funding decisions and the Company’s asset/liability position. Noninterest income increased $34 million (97.1 percent) in the second quarter and decreased $269 million in the first six months of 2009, compared with the same periods of 2008. The increase in noninterest income in the second quarter of 2009, compared with the second quarter of 2008, reflected lower net securities losses. The decrease in noninterest income for the first six months of 2009 was primarily due to the net impact of the 2008 Visa Gain and impairments on preferred securities and non-agency mortgage-backed securities in 2009, offset by lower impairment charges for structured investment related securities, a gain on a corporate real estate

U.S. Bancorp	25

transaction, and higher gains on the sale of investment securities in 2009.
Total noninterest expense increased $167 million in the second quarter and $118 million (50.6 percent) in the first six months of 2009, compared with the same periods of 2008. The increases in noninterest expense were driven by the FDIC special assessment, increased litigation, and higher acquisition integration costs.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 17.1 percent in the second quarter and 16.3 percent in the first six months of 2009, compared with 28.5 percent in the second quarter and 29.4 percent in the first six months of 2008. The year-over-year decreases in the effective tax rate reflected the marginal impact of lower pre-tax income and the relative level of tax-advantaged investments.

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	tangible common equity to tangible assets,
•	Tier 1 common equity to risk-weighted assets, and
•	tangible common equity to risk-weighted assets.
These measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of the Company’s capitalization to other organizations. These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations.
Despite the importance of these measures to the Company, there are no standardized definitions for them and, as a result, the Company’s calculation methods may differ from those used by other organizations. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.
The following table shows the Company’s calculation of these measures.

	June 30,	December 31,
(Dollars in Millions)	2009	2008

Total equity	$24,886	$27,033
Preferred stock	(1,500)	(7,931)
Noncontrolling interests	(715)	(733)
Goodwill (net of deferred tax liability)	(8,035)	(8,153)
Intangible assets, other than mortgage servicing rights	(1,479)	(1,640)

Tangible common equity (a)	13,157	8,576

Tier 1 capital, determined in accordance with prescribed regulatory requirements	21,710	24,426
Trust preferred securities	(4,024)	(4,024)
Preferred stock	(1,500)	(7,931)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(692)	(693)

Tier 1 common equity (b)	15,494	11,778

Total assets	265,560	265,912
Goodwill (net of deferred tax liability)	(8,035)	(8,153)
Intangible assets, other than mortgage servicing rights	(1,479)	(1,640)

Tangible assets (c)	256,046	256,119
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	231,821	230,628

Ratios
Tangible common equity to tangible assets (a)/(c)	5.1%	3.3%
Tier 1 common equity to risk-weighted assets (b)/(d)	6.7	5.1
Tangible common equity to risk-weighted assets (a)/(d)	5.7	3.7

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

.26	U.S. Bancorp

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
During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2009	2008

	(Unaudited)
Assets
Cash and due from banks	$6,381	$6,859
Investment securities
Held-to-maturity (fair value $50 and $54, respectively)	49	53
Available-for-sale	40,756	39,468
Loans held for sale (included $6,939 and $2,728 of mortgage loans carried at fair value, respectively)	7,370	3,210
Loans
Commercial	52,730	56,618
Commercial real estate	33,696	33,213
Residential mortgages	23,970	23,580
Retail	61,427	60,368

Total loans, excluding covered assets	171,823	173,779
Covered assets	10,489	11,450

Total loans	182,312	185,229
Less allowance for loan losses	(4,377)	(3,514)

Net loans	177,935	181,715
Premises and equipment	2,073	1,790
Goodwill	8,451	8,571
Other intangible assets	2,961	2,834
Other assets	19,584	21,412

Total assets	$265,560	$265,912

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$35,684	$37,494
Interest-bearing	97,691	85,886
Time deposits greater than $100,000	30,508	35,970

Total deposits	163,883	159,350
Short-term borrowings	29,698	33,983
Long-term debt	39,196	38,359
Other liabilities	7,897	7,187

Total liabilities	240,674	238,879
Shareholders’ equity
Preferred stock	1,500	7,931
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/09 and 12/31/08 — 2,125,725,742 shares and 1,972,643,007 shares, respectively	21	20
Capital surplus	8,434	5,830
Retained earnings	23,140	22,541
Less cost of common stock in treasury: 6/30/09 — 213,845,489 shares; 12/31/08 — 217,610,679 shares	(6,540)	(6,659)
Accumulated other comprehensive income (loss)	(2,384)	(3,363)

Total U.S. Bancorp shareholders’ equity	24,171	26,300
Noncontrolling interests	715	733

Total equity	24,886	27,033

Total liabilities and equity	$265,560	$265,912

See Notes to Consolidated Financial Statements.

.28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2009	2008	2009	2008

Interest Income
Loans	$2,345	$2,429	$4,695	$4,989
Loans held for sale	71	49	134	122
Investment securities	402	494	836	1,029
Other interest income	22	43	42	80

Total interest income	2,840	3,015	5,707	6,220
Interest Expense
Deposits	314	458	638	1,064
Short-term borrowings	131	263	274	585
Long-term debt	341	419	694	893

Total interest expense	786	1,140	1,606	2,542

Net interest income	2,054	1,875	4,101	3,678
Provision for credit losses	1,395	596	2,713	1,081

Net interest income after provision for credit losses	659	1,279	1,388	2,597
Noninterest Income
Credit and debit card revenue	259	266	515	514
Corporate payment products revenue	168	174	322	338
Merchant processing services	278	309	536	580
ATM processing services	104	93	206	177
Trust and investment management fees	304	350	598	685
Deposit service charges	250	278	476	535
Treasury management fees	142	137	279	261
Commercial products revenue	144	117	273	229
Mortgage banking revenue	308	81	541	186
Investment products fees and commissions	27	37	55	73
Securities gains (losses), net
Realized gains (losses), net	69	14	125	16
Total other-than-temporary impairment	(331)	(77)	(834)	(330)
Portion of other-than-temporary impairment recognized in other comprehensive income	243	–	492	–

Total securities gains (losses), net	(19)	(63)	(217)	(314)
Other	90	113	259	672

Total noninterest income	2,055	1,892	3,843	3,936
Noninterest Expense
Compensation	764	761	1,550	1,506
Employee benefits	140	129	295	266
Net occupancy and equipment	208	190	419	380
Professional services	59	59	111	106
Marketing and business development	80	66	136	145
Technology and communications	157	149	312	289
Postage, printing and supplies	72	73	146	144
Other intangibles	95	87	186	174
Other	554	304	845	587

Total noninterest expense	2,129	1,818	4,000	3,597

Income before income taxes	585	1,353	1,231	2,936
Applicable income taxes	100	386	201	862

Net income	485	967	1,030	2,074
Net income attributable to noncontrolling interests	(14)	(17)	(30)	(34)

Net income attributable to U.S. Bancorp	$471	$950	$1,000	$2,040

Net income applicable to U.S. Bancorp common shareholders	$221	$926	$640	$2,003

Earnings per common share	$.12	$.53	$.36	$1.15
Diluted earnings per common share	$.12	$.53	$.36	$1.14
Dividends declared per common share	$.050	$.425	$.100	$.850
Average common shares outstanding	1,833	1,740	1,794	1,735
Average diluted common shares outstanding	1,840	1,755	1,801	1,752

See Notes to Consolidated Financial Statements

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
								Total
							Other	U.S. Bancorp
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interests	Equity

Balance December 31, 2007	1,728	$1,000	$20	$5,749	$22,693	$(7,480)	$(936)	$21,046	$780	$21,826
Net income					2,040			2,040	34	2,074
Changes in unrealized gains and losses on securities available-for-sale							(1,264)	(1,264)		(1,264)
Unrealized gain on derivatives							16	16		16
Foreign currency translation							(43)	(43)		(43)
Reclassification for realized losses							345	345		345
Change in retirement obligation							6	6		6
Income taxes							357	357		357

Total comprehensive income								1,457	34	1,491
Preferred stock dividends					(34)			(34)		(34)
Common stock dividends					(1,479)			(1,479)		(1,479)
Issuance of preferred stock		500		(9)				491		491
Issuance of common and treasury stock	15			(59)		496		437		437
Purchase of treasury stock	(2)					(88)		(88)		(88)
Net other changes in noncontrolling interests								–	(56)	(56)
Stock option and restricted stock grants				1				1		1
Shares reserved to meet deferred compensation obligations						(3)		(3)		(3)

Balance June 30, 2008	1,741	$1,500	$20	$5,682	$23,220	$(7,075)	$(1,519)	$21,828	$758	$22,586

Balance December 31, 2008	1,755	$7,931	$20	$5,830	$22,541	$(6,659)	$(3,363)	$26,300	$733	$27,033
Change in accounting principle					141		(141)	–		–
Net income					1,000			1,000	30	1,030
Changes in unrealized gains and losses on securities available-for-sale							1,642	1,642		1,642
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(492)	(492)		(492)
Unrealized gain on derivatives							394	394		394
Foreign currency translation							40	40		40
Reclassification for realized losses							222	222		222
Income taxes							(686)	(686)		(686)

Total comprehensive income								2,120	30	2,150
Redemption of preferred stock		(6,599)						(6,599)		(6,599)
Preferred stock dividends and discount accretion		168			(358)			(190)		(190)
Common stock dividends					(184)			(184)		(184)
Issuance of common and treasury stock	157		1	2,562		123		2,686		2,686
Purchase of treasury stock						(4)		(4)		(4)
Net other changes in noncontrolling interests								–	(18)	(18)
Distributions to noncontrolling interests								–	(30)	(30)
Stock option and restricted stock grants				42				42		42

Balance June 30, 2009	1,912	$1,500	$21	$8,434	$23,140	$(6,540)	$(2,384)	$24,171	$715	$24,886

See Notes to Consolidated Financial Statements.

.30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
(Dollars in Millions)	June 30,
(Unaudited)	2009	2008
Operating Activities
Net cash provided by operating activities	$774	$2,207
Investing Activities
Proceeds from sales of available-for-sale investment securities	3,810	1,802
Proceeds from maturities of investment securities	3,658	2,809
Purchases of investment securities	(6,727)	(3,122)
Net (increase) decrease in loans outstanding	366	(7,721)
Proceeds from sales of loans	1,881	59
Purchases of loans	(1,277)	(2,462)
Acquisitions, net of cash acquired	222	631
Other, net	838	(530)

Net cash provided by (used in) investing activities	2,771	(8,534)
Financing Activities
Net increase in deposits	4,307	907
Net increase (decrease) in short-term borrowings	(4,285)	8,689
Proceeds from issuance of long-term debt	4,682	6,241
Principal payments or redemption of long-term debt	(3,741)	(9,762)
Proceeds from issuance of preferred stock	–	491
Proceeds from issuance of common stock	2,684	333
Redemption of preferred stock	(6,599)	–
Cash dividends paid on preferred stock	(237)	(27)
Cash dividends paid on common stock	(834)	(1,473)

Net cash provided by (used in) financing activities	(4,023)	5,399

Change in cash and due from banks	(478)	(928)
Cash and due from banks at beginning of period	6,859	8,884

Cash and due from banks at end of period	$6,381	$7,956

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

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

Note 2    Accounting Changes

Fair Value Measurements On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which the Company adopted effective January 1, 2009, for determining fair value for an asset or liability if there has been a significant decrease in the volume and level of activity in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions. The adoption of this guidance resulted in the use of valuation techniques other than quoted prices for the valuation of the Company’s non-agency mortgage-backed securities, but the effect was not significant. For additional information on the fair value of certain financial assets and liabilities, refer to Note 12.

Other-Than-Temporary Impairments On April 9, 2009, the FASB issued new accounting guidance, which the Company adopted effective January 1, 2009, for the measurement and recognition of other-than-temporary impairment for debt securities. If an entity does not intend to sell, and it is more likely than not that the entity will not be required to sell, a debt security before recovery of its cost basis, other-than-temporary impairment should be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. The amount of other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). To determine the amount related to credit loss, the Company applied a methodology similar to that used for accounting by creditors for impairment of loans. The Company’s adoption of this guidance resulted in the recognition of a cumulative-effect adjustment to January 1, 2009 retained earnings, with a corresponding adjustment to accumulated other comprehensive income (loss), of $141 million. For additional information on investment securities, refer to Note 3.

Business Combinations Effective January 1, 2009, the Company adopted accounting guidance issued by the FASB which establishes principles and requirements for the acquirer in a business combination, including the recognition and measurement of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity as of the acquisition date; the recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase as of the acquisition date; and additional disclosures related to the nature and financial effects of the business combination. Under this guidance, nearly all acquired assets and liabilities assumed are required to be recorded at fair value at the acquisition date, including loans. The recognition at the acquisition date of an allowance for loan losses on acquired loans was eliminated, as credit-related factors are now

.32	U.S. Bancorp

incorporated directly into the fair value of the loans. Other significant changes include recognizing transaction costs and most restructuring costs as expenses when incurred. These accounting requirements are applied on a prospective basis for all transactions completed after the effective date. As a result of applying this guidance, the Company recognized a $92 million gain in the first quarter of 2009 associated with the increase in value of a partnership interest in a commercial office building upon the purchase by the Company of the other partner’s interest.

Noncontrolling Interests Effective January 1, 2009, the Company adopted accounting guidance issued by the FASB which changes the accounting and reporting for third-party ownership interests in the Company’s consolidated subsidiaries. Under the new guidance, these interests are characterized as noncontrolling interests and classified as a component of equity, separate from U.S. Bancorp’s own equity. In addition, the amount of net income attributable to the entity and to the noncontrolling interests is required to be shown separately on the consolidated statement of income. Upon adoption of this guidance, the Company reclassified $733 million in noncontrolling interests from other liabilities to equity and reclassified noncontrolling interests’ share of net income from other noninterest expense to income attributable to noncontrolling interests.

Accounting for Transfers of Financial Assets In June 2009, the FASB issued accounting guidance, effective for the Company January 1, 2010, related to the transfer of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. In addition, the guidance provides clarification of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The guidance also requires additional disclosure about transfers of financial assets and a transferor’s continuing involvement with transferred assets. The Company does not expect the adoption of this guidance will be significant to its financial statements.

Variable Interest Entities In June 2009, the FASB issued accounting guidance, effective for the Company January 1, 2010, related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The Company is currently assessing the impact of this guidance on its financial statements.

U.S. Bancorp	33

Note 3    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	June 30, 2009					December 31, 2008
			Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Losses	Value
Held-to-maturity (a)
Agency residential mortgage-backed securities	$5	$–	$–	$–	$5	$5	$–	$–	$5
Obligations of state and political subdivisions	34	2	–	(1)	35	38	2	(1)	39
Other debt securities	10	–	–	–	10	10	–	–	10

Total held-to-maturity	$49	$2	$–	$(1)	$50	$53	$2	$(1)	$54

Available-for-sale (b)
U.S. Treasury and agencies	$2,532	$9	$–	$(18)	$2,523	$664	$18	$–	$682
Mortgage-backed securities
Residential
Agency	25,848	434	–	(95)	26,187	26,512	426	(410)	26,528
Non-agency
Prime (c)	2,801	5	(129)	(246)	2,431	3,160	–	(729)	2,431
Non-prime	1,519	8	(322)	(147)	1,058	1,574	3	(423)	1,154
Commercial	16	–	(1)	–	15	17	–	–	17
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	94	6	(1)	(13)	86	101	1	(11)	91
Other	576	9	(142)	(8)	435	533	7	(14)	526
Obligations of state and political subdivisions	6,725	1	–	(476)	6,250	7,220	4	(808)	6,416
Obligations of foreign governments	6	–	–	–	6	7	–	–	7
Corporate debt securities	1,233	–	–	(417)	816	1,238	–	(482)	756
Perpetual preferred securities	518	32	–	(166)	384	777	1	(387)	391
Other investments	563	3	–	(1)	565	480	–	(11)	469

Total available-for-sale	$42,431	$507	$(595)	$(1,587)	$40,756	$42,283	$460	$(3,275)	$39,468

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with FICO scores and/or credit enhancements consistent with prime mortgage-backed securities.
The weighted-average maturity of the available-for-sale investment securities was 7.5 years at June 30, 2009, compared with 7.7 years at December 31, 2008. The corresponding weighted-average yields were 3.96 percent and 4.56 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.5 years at June 30, 2009, and 8.5 years at December 31, 2008. The corresponding weighted-average yields were 5.35 percent and 5.78 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at June 30, 2009, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $32.1 billion at June 30, 2009, and $33.4 billion at December 31, 2008, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $8.8 billion at June 30, 2009, and $9.5 billion at December 31, 2008, respectively.

.34	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Taxable	$328	$414	$684	$870
Non-taxable	74	80	152	159

Total interest income from investment securities	$402	$494	$836	$1,029

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Realized gains	$70	$14	$127	$16
Realized losses	(1)	–	(2)	–

Net realized gains (losses)	$69	$14	$125	$16

Income tax (benefit) on realized gains (losses)	$27	$5	$48	$6

Included in available-for-sale investment securities are structured investment securities (“SIVs”) purchased in the fourth quarter of 2007 from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in certain SIVs for a pro rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related investments.” Some of these securities evidenced credit deterioration at the time of acquisition by the Company.

Changes in the carrying amount and accretable balance of the securities that evidenced credit deterioration at the time of acquisition were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Carrying Amount of				Carrying Amount of
	Accretable Balance		Debt Securities		Accretable Balance		Debt Securities
(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Balance at beginning of period	$224	$303	$611	$1,670	$349	$105	$508	$2,427
Impact of other-than-temporary impairment accounting change	–	–	–	–	(124)	–	124	–

Adjusted balance at beginning of period	224	303	611	1,670	225	105	632	2,427
Purchases (a)	–	30	–	54	–	49	–	134
Payments received	–	–	(7)	(103)	–	–	(20)	(145)
Impairment writedowns	–	(12)	(36)	(52)	–	183	(45)	(305)
Accretion	(1)	(9)	1	9	(2)	(15)	2	15
Transfers in/(out) (b)	(49)	(121)	–	(523)	(49)	(131)	–	(1,071)

Balance at end of period	$174	$191	$569	$1,055	$174	$191	$569	$1,055

(a)	Represents the fair value of the securities at acquisition.
(b)	Principally represents investment securities that did not evidence credit deterioration at acquisition date, received in exchange for SIVs.
The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the securities. To determine whether perpetual preferred securities are other-than-temporarily impaired, the Company considers the issuers’ credit rating, historical financial performance and strength, the ability to sustain earnings, and other factors such as market presence and management experience.

U.S. Bancorp	35

The following table summarizes other-than-temporary impairment by investment category:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Credit Losses	Losses		Credit Losses	Losses
	Recorded in	Other than		Recorded in	Other than
(Dollars in Millions)	Earnings	Credit	Total	Earnings	Credit	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$(10)	$(11)	$(8)	$(129)	$(137)
Non-prime	(49)	(96)	(145)	(76)	(224)	(300)
Commercial	–	–	–	(1)	(1)	(2)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	(1)	(1)	(5)	–	(5)
Other	(26)	(136)	(162)	(42)	(138)	(180)
Corporate debt securities	–	–	–	(3)	–	(3)
Perpetual preferred securities	(12)	–	(12)	(207)	–	(207)

Total available-for-sale	$(88)	$(243)	$(331)	$(342)	$(492)	$(834)

(a)	Prime securities are those designated as such by the issuer or those with FICO scores and/or credit enhancements consistent with prime mortgage-backed securities.

The Company determined the other-than-temporary impairment recorded in earnings for securities other than perpetual preferred securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used for the second quarter of 2009 for those debt securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	8%	16%	15%	3%	15%	8%
Lifetime probability of default rates	1	5	1	2	28	8
Lifetime loss severity rates	60	60	60	44	90	57

Changes in the amount of unrealized losses on non-agency mortgage-backed securities, including SIV-related investments, and other debt securities attributed to credit loss are summarized as follows:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2009
Balance at beginning of period	$358	$299
Credit losses on securities not previously considered other-than-temporarily impaired	21	75
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	55	60
Increases in expected cash flows	(27)	(27)
Realized losses	(7)	(7)

Balance at end of period	$400	$400

.36	U.S. Bancorp

At June 30, 2009, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at June 30, 2009:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Obligations of state and political subdivisions	$2	$–	$10	$(1)	$12	$(1)

Total held-to-maturity	$2	$–	$10	$(1)	$12	$(1)

Available-for-sale
U.S. Treasury and agencies	$1,780	$(18)	$1	$–	$1,781	$(18)
Mortgage-backed securities
Residential
Agency	4,223	(38)	4,057	(57)	8,280	(95)
Non-agency
Prime	220	(10)	2,109	(365)	2,329	(375)
Non-prime	389	(142)	613	(327)	1,002	(469)
Commercial	13	(1)	–	–	13	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	20	(1)	2	(13)	22	(14)
Other	358	(141)	17	(9)	375	(150)
Obligations of state and political subdivisions	750	(13)	5,210	(463)	5,960	(476)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	39	(22)	777	(395)	816	(417)
Perpetual preferred securities	–	–	283	(166)	283	(166)
Other investments	–	–	3	(1)	3	(1)

Total available-for-sale	$7,798	$(386)	$13,072	$(1,796)	$20,870	$(2,182)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either obligations of state and political subdivisions or non-agency mortgage-backed securities issued with high investment grade credit ratings and limited credit exposure. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. The Company has no plan to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of its amortized cost.

U.S. Bancorp	37

Note 4    Loans

The composition of the loan portfolio was as follows:

	June 30, 2009		December 31, 2008
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$46,073	25.2%	$49,759	26.9%
Lease financing	6,657	3.7	6,859	3.7

Total commercial	52,730	28.9	56,618	30.6
Commercial real estate
Commercial mortgages	23,978	13.2	23,434	12.6
Construction and development	9,718	5.3	9,779	5.3

Total commercial real estate	33,696	18.5	33,213	17.9
Residential mortgages
Residential mortgages	18,665	10.2	18,232	9.8
Home equity loans, first liens	5,305	2.9	5,348	2.9

Total residential mortgages	23,970	13.1	23,580	12.7
Retail
Credit card	14,874	8.2	13,520	7.3
Retail leasing	4,955	2.7	5,126	2.8
Home equity and second mortgages	19,328	10.6	19,177	10.3
Other retail
Revolving credit	3,358	1.8	3,205	1.7
Installment	5,499	3.0	5,525	3.0
Automobile	9,104	5.0	9,212	5.0
Student	4,309	2.4	4,603	2.5

Total other retail	22,270	12.2	22,545	12.2

Total retail	61,427	33.7	60,368	32.6

Total loans, excluding covered assets	171,823	94.2	173,779	93.8
Covered Assets	10,489	5.8	11,450	6.2

Total loans	$182,312	100.0%	$185,229	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.5 billion at June 30, 2009, and December 31, 2008.

Covered assets represent assets acquired from the FDIC subject to loss sharing agreements and included expected reimbursements from the FDIC of approximately $2.4 billion at June 30, 2009, and December 31, 2008. The carrying amount of the covered assets consisted of loans subject to specialized accounting rules related to purchased impaired loans (“purchased impaired loans”), loans not subject to those rules, and other assets as shown in the following table:

	June 30, 2009				December 31, 2008
	Purchased				Purchased
	Impaired	Other	Other		Impaired	Other	Other
(Dollars in Millions)	Loans	Loans	Assets	Total	Loans	Loans	Assets	Total
Residential mortgage loans	$4,919	$1,863	$–	$6,782	$5,763	$2,022	$–	$7,785
Commercial real estate loans	477	454	–	931	427	455	–	882
Commercial loans	–	95	–	95	–	127	–	127
Foreclosed real estate	–	–	314	314	–	–	274	274
Losses reimbursable by the FDIC	–	–	2,367	2,367	–	–	2,382	2,382

Total	$5,396	$2,412	$2,681	$10,489	$6,190	$2,604	$2,656	$11,450

At June 30, 2009, $318 million of the purchased impaired loans in covered assets were classified as nonperforming assets, compared with $298 million at December 31, 2008, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on the other purchased loans in covered assets through accretion of the difference between the carrying amount of those loans and their expected cash flows. The allowance for credit losses related to purchased impaired loans represents only credit deterioration subsequent to acquisition because they were recorded at fair value, including expected credit losses at the date of acquisition. There has not been any significant credit deterioration since that date. The Company also classified approximately $.1 billion of loans not subject to loss sharing agreements as purchased impaired loans.

.38	U.S. Bancorp

Changes in the accretable balance for loans that evidenced credit deterioration at the acquisition date were as follows for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2009
Balance at beginning of period	$2,405	$2,719
Accretion	(87)	(183)
Disposals	(36)	(47)
Reclassifications (to) from nonaccretable difference, net	(212)	(233)
Other, including purchase accounting adjustments	4	(182)

Balance at end of period	$2,074	$2,074

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
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”) as defined by applicable authoritative accounting guidance. Generally, a VIE is a corporation, partnership, trust or any other legal structure that does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company’s investments in VIEs primarily represent private investment funds that make equity investments, provide debt financing or partnerships to support community-based investments in affordable housing, development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act.
The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, initially funded by the conduit’s issuance of commercial paper. These investment securities include primarily (i) non-agency asset-backed securities, which are guaranteed by third-party insurers, and (ii) collateralized mortgage obligations. The conduit held assets of $.7 billion at June 30, 2009, compared with $.8 billion at December 31, 2008. During 2008, the conduit ceased issuing commercial paper and began to draw upon a Company-provided liquidity facility to replace outstanding commercial paper as it matured. The Company determined its variable interest does not absorb the majority of the variability of the conduit’s cash flows or fair value because of the third-party insurance protection. As a result, the Company is not the primary beneficiary of the conduit and, therefore, does not consolidate the conduit. At June 30, 2009, the amount advanced to the conduit under the liquidity facility was $.8 billion, compared with $.9 billion at December 31, 2008, and was recorded on the Company’s balance sheet in commercial loans. Proceeds from the conduit’s investment securities will be used to repay draws on the liquidity facility. The Company believes there is sufficient collateral to repay all liquidity facility advances.
The Company consolidates VIEs in which it is the primary beneficiary. At June 30, 2009, approximately $467 million of total assets related to various VIEs were consolidated by the Company in its financial statements, compared with $479 million at December 31, 2008. Creditors of these VIEs have no recourse to the general credit of the Company. The Company is not required to consolidate other VIEs as it is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company’s investments in unconsolidated VIEs, other than the off-balance sheet conduit, ranged from less than $1 million to $83 million, with an aggregate amount of approximately $2.2 billion at June 30, 2009, and from less than $1 million to $55 million, with an aggregate amount of $2.1 billion at December 31, 2008. While the Company believes potential losses from these investments is remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $4.5 billion at June 30, 2009, compared with $3.9 billion at December 31, 2008, if all of the separate investments within the individual private funds were to become worthless and the community-based business and housing projects, and related tax credits completely failed and did not meet certain government compliance requirements.

U.S. Bancorp	39

Note 6    Mortgage Servicing Rights

The Company serviced $134.7 billion of residential mortgage loans for others at June 30, 2009, and $120.3 billion at December 31, 2008. The net impact of assumption changes on the fair value of mortgage servicing rights (“MSRs”), and fair value changes of derivatives used to offset MSR value changes included in mortgage banking revenue and net interest income was a net gain of $45 million and a net loss of $16 million for the three months ended June 30, 2009 and 2008, respectively, and a $47 million net gain and $27 million net loss for the six months ended June 30, 2009 and 2008, respectively. Loan servicing fees, not including valuation changes included in mortgage banking revenue, were $126 million and $99 million for the three months ended June 30, 2009 and 2008, respectively, and $243 million and $194 million for the six months ended June 30, 2009 and 2008, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Balance at beginning of period	$1,182	$1,390	$1,194	$1,462
Rights purchased	42	13	75	17
Rights capitalized	239	136	432	279
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	131	258	(4)	99
Other changes in fair value (b)	(112)	(66)	(215)	(126)

Balance at end of period	$1,482	$1,731	$1,482	$1,731

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at June 30, 2009, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$(15)	$(3)	$(3)	$(13)

Note 7    Preferred Stock

At June 30, 2009 and December 31, 2008, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	June 30, 2009		December 31, 2008
	Shares Issued	Carrying	Shares Issued	Carrying
(Dollars in Millions)	and Outstanding	Amount	and Outstanding	Amount
Series B	40,000	$1,000	40,000	$1,000
Series D	20,000	500	20,000	500
Series E	–	–	6,599,000	6,431

Total preferred stock (a)	60,000	$1,500	6,659,000	$7,931

(a)	The par value of all shares issued and outstanding at June 30, 2009 and December 31, 2008, was $1.00 a share.
On November 14, 2008, the Company issued 6.6 million shares of Series E Fixed Rate Cumulative Perpetual Preferred Stock (the “Series E Preferred Stock”) and a warrant to purchase 33 million shares of the Company’s common stock, at a price of $30.29 per common share, to the U.S. Department of the Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008 for proceeds of $6.6 billion. The Company allocated $172 million of the proceeds to the warrant, with the resulting discount on the Series E Preferred Stock being accreted over five years and reported as a reduction to income applicable to common equity over that period. On June 17, 2009, the Company redeemed the Series E Preferred Stock. The Company included in its computation of earnings per diluted common share for the second quarter and first six months of 2009 the impact of a deemed dividend of $154 million, representing the unaccreted preferred stock discount remaining on the redemption date. On July 15, 2009, the Company repurchased the warrant from the U.S. Department of the Treasury for $139 million. The warrant repurchase transaction is not reflected in the consolidated financial statements as of June 30, 2009.

.40	U.S. Bancorp

On March 27, 2006, the Company issued depositary shares representing an ownership interest in 40,000 shares of Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series B Preferred Stock”), and on March 17, 2008, the Company issued depositary shares representing an ownership interest in 20,000 shares of Series D Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series D Preferred Stock”). The Series B Preferred Stock and Series D Preferred Stock have no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to the greater of three-month LIBOR plus .60 percent, or 3.50 percent on the Series B Preferred Stock, and 7.875 percent per annum on the Series D Preferred Stock. Both series are redeemable at the Company’s option, subject to the prior approval of the Federal Reserve Board.
For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 8    Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2009	2008	2009	2008
Net income attributable to U.S. Bancorp	$471	$950	$1,000	$2,040
Preferred dividends	(90)	(22)	(190)	(34)
Accretion of preferred stock discount	(6)	–	(14)	–
Deemed dividend on preferred stock redemption	(154)	–	(154)	–
Earnings allocated to participating stock awards	–	(2)	(2)	(3)

Net income applicable to U.S. Bancorp common shareholders	$221	$926	$640	$2,003

Average common shares outstanding	1,833	1,740	1,794	1,735
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	7	15	7	17

Average diluted common shares outstanding	1,840	1,755	1,801	1,752

Earnings per common share	$.12	$.53	$.36	$1.15
Diluted earnings per common share	$.12	$.53	$.36	$1.14

Options and warrants to purchase 109 million and 27 million common shares for the three months ended June 30, 2009 and 2008, respectively, and 109 million and 27 million common shares for the six months ended June 30, 2009 and 2008, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 9    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$20	$19	$2	$2	$40	$38	$3	$3
Interest cost	38	35	3	3	76	70	6	6
Expected return on plan assets	(53)	(56)	(2)	(2)	(107)	(112)	(3)	(3)
Prior service (credit) cost and transition (asset) obligation amortization	(2)	(2)	–	–	(3)	(3)	–	–
Actuarial (gain) loss amortization	12	8	(2)	(1)	24	16	(4)	(2)

Net periodic benefit cost	$15	$4	$1	$2	$30	$9	$2	$4

U.S. Bancorp	41

Note 10    Income Taxes

The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Federal
Current	$310	$363	$684	$819
Deferred	(225)	(42)	(520)	(84)

Federal income tax	85	321	164	735
State
Current	36	68	85	133
Deferred	(21)	(3)	(48)	(6)

State income tax	15	65	37	127

Total income tax provision	$100	$386	$201	$862

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Tax at statutory rate	$205	$474	$431	$1,028
State income tax, at statutory rates, net of federal tax benefit	10	42	24	82
Tax effect of
Tax credits	(76)	(72)	(151)	(140)
Tax-exempt income	(49)	(44)	(98)	(85)
Noncontrolling interests	(4)	(6)	(10)	(12)
Other items	14	(8)	5	(11)

Applicable income taxes	$100	$386	$201	$862

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2009, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax asset was $951 million at June 30, 2009, and $1.1 billion at December 31, 2008.

.42	U.S. Bancorp

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
Of the Company’s $55.5 billion of total notional amount of asset and liability management positions at June 30, 2009, $19.1 billion was designated as a fair value or cash flow hedge. When a derivative is designated as either a fair value or cash flow hedge, the Company performs an assessment, at inception and quarterly thereafter to determine the effectiveness of the derivative in offsetting changes in the value of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, junior subordinated debentures and deposit obligations. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the six months ended June 30, 2009, and the change in fair value attributed to hedge ineffectiveness was not material.
The Company also uses forward commitments to sell specified amounts of certain foreign currencies and foreign denominated debt to hedge the volatility of its investment in foreign operations as driven by fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the second quarter and first six months of 2009 was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until income from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At June 30, 2009, the Company had $403 million of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2009 and the next 12 months is a loss of $100 million and $200 million, respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2009, and the change in fair value attributed to hedge ineffectiveness was not material.

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
For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	43

The following table summarizes the derivative positions of the Company at June 30, 2009:

	Asset Derivatives			Liability Derivatives
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
Asset and Liability Management Positions
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,300	$125	41.24	$2,630	$29	5.39
Foreign exchange cross-currency swaps	1,791	180	7.34	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	11,363	655	3.01
Net investment hedges
Foreign exchange forward contracts (a)	–	–	–	534	1	.08
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	11,909	71	.33	3,419	25	.06
Sell	7,392	115	.07	6,931	57	.11
Options
Written	2,410	19	.09	813	4	.07
Foreign exchange forward contracts	354	12	.08	39	–	.08
Equity contracts	33	1	2.08	24	–	.79
Credit contracts	942	9	3.92	1,693	4	2.97
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	18,651	957	4.66	2,094	22	4.91
Pay fixed/receive floating swaps	1,928	27	5.11	18,815	930	4.69
Options
Purchased	1,825	25	2.11	390	19	2.41
Written	426	15	.90	1,540	21	2.11
Foreign exchange rate contracts
Forwards, spots and swaps (a)	4,785	185	.49	4,641	158	.49
Options
Purchased	408	17	.89	–	–	–
Written	–	–	–	408	17	.89

Total fair value of derivative positions		1,758			1,942
Netting (b)		(354)			(1,164)

Total		$1,404			$778

(a)	Reflects the net of long and short positions.
(b)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At June 30, 2009, the amount of cash collateral posted by counterparties that was netted against derivative assets was $80 million, and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $889 million.

Note: Asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

.44	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from other comprehensive income (loss) into earnings:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
		Gains (Losses)		Gains (Losses)
		Reclassified from		Reclassified from
	Gains (Losses)	Other	Gains (Losses)	Other
	Recognized in Other	Comprehensive	Recognized in Other	Comprehensive
	Comprehensive	Income (Loss) into	Comprehensive	Income (Loss) into
(Dollars in Millions)	Income (Loss)	Earnings	Income (Loss)	Earnings
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps(a)	$403	$(2)	$978	$(5)
Net investment hedges
Foreign exchange forward contracts	(29)	–	(9)	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months and six months ended June 30, 2009.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income (loss) on loans.
The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and customer-related positions:

		Gains (Losses) Recognized in Earnings
	Location of Gains (Losses)	Three Months Ended	Six Months Ended
	Recognized in Earnings	June 30, 2009	June 30, 2009
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(75)	$(105)
Foreign exchange cross-currency swaps	Other noninterest income	104	51
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	116	273
Purchased and written options	Mortgage banking revenue	48	157
Foreign exchange forward contracts	Commercial products revenue	(31)	(20)
Equity contracts	Compensation expense	5	(14)
Credit contracts	Other noninterest income/expense	–	35
Customer-Related Positions (b)
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(440)	(571)
Pay fixed/receive floating swaps	Other noninterest income	451	601
Purchased and written options	Other noninterest income	(1)	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	13	28
Purchased and written options	Commercial products revenue	1	1

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $73 million and $(104) million for the three months ended June 30, 2009, respectively, and $103 million and $(50) million for the six months ended June 30, 2009, respectively.
Ineffective portion was immaterial for the three months and six months ended June 30, 2009.
(b)	Gains (Losses) recognized in earnings for interest rate and foreign exchange options were immaterial for the three months and six months ended June 30, 2009.
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
The Company’s collateral agreements are bilateral, and therefore contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability

U.S. Bancorp	45

position at June 30, 2009, was $1.4 billion. At June 30, 2009, the Company had $.9 billion of cash and marketable securities posted as collateral against this net liability position.

Note 12    Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, investment securities, certain mortgage loans held for sale (“MLHFS”) and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.
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
The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

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
The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, for financial assets and liabilities measured at fair value, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models.

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
The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are categorized as Level 3. Securities classified as Level 3 include non-agency mortgage-backed securities, SIVs, commercial mortgage-backed and asset-backed securities, collateralized debt obligations and

.46	U.S. Bancorp

collateralized loan obligations, and certain corporate debt securities. In the first six months of 2009, due to the limited number of trades of non-agency mortgage-backed securities and lack of reliable evidence about transaction prices, the Company determined the fair value of these securities using a cash flow methodology and incorporating observable market information, where available. The use of a cash flow methodology resulted in the Company transferring some non-agency mortgage-backed securities to Level 3. This transfer did not impact earnings and was not significant to shareholders’ equity of the Company or the carrying amount of the securities.
Cash flow methodologies and other market valuation techniques involving management judgment use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated to reflect market developments. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows.

The following table shows the assumption ranges for the second quarter of 2009:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	3%	21%	12%	3%	15%	8%
Lifetime probability of default rates	–	10	1	–	28	7
Lifetime loss severity rates	23	60	44	–	90	52
Discount margin	2	20	6	4	31	13

(a)	Prime securities are those designated as such by the issuer or those with FICO scores and/or credit enhancements consistent with prime mortgage-backed securities.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue for the second quarter of 2009 and 2008, was $67 million and $46 million of net losses, respectively, and $35 million and $58 million of net losses for the first six months of 2009 and 2008, respectively, from the initial measurement and subsequent changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $6.9 billion as of June 30, 2009, which exceeded the unpaid principal balance by $26 million as of that date. MLHFS are Level 2. Related interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for nonperforming loans and were discounted using current rates offered to borrowers of similar credit characteristics. Generally, loan fair values reflect Level 3 information.

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

Derivatives Exchange-traded derivatives are measured at fair value based on quoted market prices. Because prices are available for the identical instrument in an active market, these fair values are classified within Level 1 of the fair value hierarchy.
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

U.S. Bancorp	47

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

Deposit Liabilities The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand. The fair value of fixed-rate certificates of deposit was estimated by discounting the contractual cash flow using current market rates.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2009
Available-for-sale securities
U.S. Treasury and agencies	$7	$2,516	$—	$—	$2,523
Mortgage-backed securities Residential
Agency	–	26,187	–	–	26,187
Non-agency
Prime	–	–	2,431	–	2,431
Non-prime	–	–	1,058	–	1,058
Commercial	–	–	15	–	15
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	2	84	–	86
Other	–	–	435	–	435
Obligations of state and political subdivisions	–	6,250	–	–	6,250
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	806	10	–	816
Perpetual preferred securities	–	384	–	–	384
Other investments	564	1	–	–	565

Total available-for-sale	571	36,152	4,033	–	40,756
Mortgage loans held for sale	–	6,939	–	–	6,939
Mortgage servicing rights	–	–	1,482	–	1,482
Other assets (a)	–	727	1,037	(354)	1,410

Total	$571	$43,818	$6,552	$(354)	$50,587

Derivative liabilities	$–	$1,873	$69	$(1,164)	$778

December 31, 2008
Available-for-sale securities	$474	$37,150	$1,844	$–	$39,468
Mortgage loans held for sale	–	2,728	–	–	2,728
Mortgage servicing rights	–	–	1,194	–	1,194
Other assets (a)	–	814	1,744	(151)	2,407

Total	$474	$40,692	$4,782	$(151)	$45,797

Derivative liabilities	$–	$3,127	$46	$(1,251)	$1,922

(a)	Represents primarily derivative receivables and trading securities.

.48	U.S. Bancorp

The table below presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Three Months Ended June 30,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$2,560	$1		$100	$(230)	$–	$2,431	$100
Non-prime	1,060	(49)		103	(56)	–	1,058	103
Commercial	15	–		–	–	–	15	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	82	–		3	(1)	–	84	3
Other	502	(25)		(41)	(1)	–	435	(42)
Corporate debt securities	10	–		–	–	–	10	–

Total	4,229	(73	)(a)	165	(288)	–	4,033	164
Mortgage servicing rights	1,182	19	(b)	–	281	–	1,482	19	(b)
Net other assets and liabilities	1,556	(602	)(b)	–	13	1	968	(595	)(c)
2008
Available-for-sale securities	$2,528	$(47	)(a)	$(81)	$(434)	$25	$1,991	$(81)
Mortgage servicing rights	1,390	192	(b)	–	149	–	1,731	192	(b)
Net other assets and liabilities	824	(646	)(d)	–	82	10	270	(462	)(e)

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Six Months Ended June 30,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$183	$(5)		$368	$(363)	$2,248	$2,431	$360
Non-prime	1,022	(75)		81	(103)	133	1,058	(42)
Commercial	17	(1)		(1)	–	–	15	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	86	(5)		5	(6)	4	84	4
Other	523	(40)		(37)	(14)	3	435	(134)
Corporate debt securities	13	(3)		–	–	–	10	–

Total	1,844	(129	)(a)	416	(486)	2,388	4,033	187
Mortgage servicing rights	1,194	(219	)(b)	–	507	–	1,482	(219	)(b)
Net other assets and liabilities	1,698	(639	)(f)	–	(92)	1	968	(1,002	)(g)
2008
Available-for-sale securities	$2,923	$(294	)(a)	$(87)	$(576)	$25	$1,991	$(87)
Mortgage servicing rights	1,462	(27	)(b)	–	296	–	1,731	(27	)(b)
Net other assets and liabilities	338	(184	)(h)	–	116	–	270	(33	)(i)

(a)	Included in securities gains (losses).
(b)	Included in mortgage banking revenue.
(c)	Approximately $(478) million included in other noninterest income and $(117) million included in mortgage banking revenue.
(d)	Approximately $(605) million included in other noninterest income and $(41) million included in mortgage banking revenue.
(e)	Approximately $(470) million included in other noninterest income and $8 million included in mortgage banking revenue.
(f)	Approximately $(921) million included in other noninterest income and $282 million included in mortgage banking revenue.
(g)	Approximately $(663) million included in other noninterest income and $(339) million included in mortgage banking revenue.
(h)	Approximately $(154) million included in other noninterest income and $(30) million included in mortgage banking revenue.
(i)	Approximately $(41) million included in other noninterest income and $8 million included in mortgage banking revenue.

U.S. Bancorp	49

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

	June 30, 2009				December 31, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans held for sale	$–	$7	$–	$7	$–	$12	$–	$12
Loans (a)	–	98	–	98	–	117	–	117
Other real estate owned (b)	–	106	–	106	–	66	–	66
Other intangible assets	–	–	–	–	–	–	1	1

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2009	2008	2009	2008
Loans held for sale	$–	$2	$1	$6
Loans (a)	59	17	145	21
Other real estate owned (b)	42	20	64	30
Other intangible assets	1	–	1	–

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2009			December 31, 2008
			Excess of			Excess of
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$6,939	$6,913	$26	$2,728	$2,649	$79
Loans 90 days or more past due	24	28	(4)	11	13	(2)

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of June 30, 2009 and December 31, 2008, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.

.50	U.S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$6,381	$6,381	$6,859	$6,859
Investment securities held-to-maturity	49	50	53	54
Mortgage loans held for sale (a)	8	8	14	14
Other loans held for sale	423	424	468	470
Loans	177,935	176,944	181,715	180,311
Financial Liabilities
Deposits	163,883	164,138	159,350	161,196
Short-term borrowings	29,698	30,027	33,983	34,333
Long-term debt	39,196	38,822	38,359	38,135

(a)	Balance excludes mortgage loans held for sale for which the fair value option was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $328 million and $238 million at June 30, 2009 and December 31, 2008, respectively. The carrying value of other guarantees was $285 million and $302 million at June 30, 2009 and December 31, 2008, respectively.

Note 13    Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock. In addition, the Company and certain of its subsidiaries have been named as defendants along with Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The contingent obligation of member banks under the Visa U.S.A. bylaws has no specific maximum amount. The Company has also entered into judgment and loss sharing agreements with Visa U.S.A. and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Visa Litigation.
In 2007 and 2008, Visa announced settlement agreements with American Express and Discover Financial Services, respectively. In addition to these settlements, Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa litigation. Using proceeds from its initial IPO and through subsequent reductions to the conversion ratio applicable to the Class B shares held by member financial institutions, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation liabilities and will decline as amounts are paid out of the escrow account.
As of June 30, 2009, the carrying amount of the Company’s liability related to the remaining Visa Litigation was $149 million. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa Litigation, whichever is later.

U.S. Bancorp	51

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2009:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$94	$17,294
Third-party borrowing arrangements	–	310
Securities lending indemnifications	–	6,487
Asset sales (a)	32	507
Merchant processing	66	66,768
Other guarantees	6	5,938
Other contingent liabilities	32	2,039

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
The Company currently processes card transactions in the United States, Canada and Europe for airlines. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2009, the value of airline tickets purchased to be delivered at a future date was $4.8 billion. The Company held collateral of $1.3 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
The Company currently has a support agreement with a money market fund managed by FAF Advisors, Inc., an affiliate of the Company, and a separate support agreement with a customer. Under the terms of the agreements, the Company is obligated to pay amounts to the counterparties upon the occurrence of specified events related to certain assets held by the counterparties. The maximum potential payments under the agreements are $59 million and the Company has recognized an insignificant liability at June 30, 2009 for these obligations.
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

.52	U.S. Bancorp

Note 14    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2009 through August 10, 2009, the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized in the consolidated financial statements.
On July 15, 2009, the Company repurchased for $139 million the warrant to purchase 33 million shares of the Company’s common stock held by the U.S. Department of the Treasury. The warrant repurchase transaction will be accounted for as a reduction in the Company’s capital surplus in the third quarter of 2009.

U.S. Bancorp	53

Daily Average Balance Sheet And Related Yields And Rates
U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2009			2008
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,189	$443	4.20%	$42,999	$538	5.01%	(1.9)%
Loans held for sale	6,092	71	4.65	3,417	49	5.70	78.3
Loans (b)
Commercial	54,059	523	3.89	53,979	645	4.80	.1
Commercial real estate	33,727	361	4.29	30,473	429	5.67	10.7
Residential mortgages	23,964	338	5.64	23,307	354	6.08	2.8
Retail	61,427	1,011	6.60	55,311	1,009	7.34	11.1

Total loans, excluding covered assets	173,177	2,233	5.17	163,070	2,437	6.01	6.2
Covered assets	10,701	124	4.66	–	–	–	*

Total loans	183,878	2,357	5.14	163,070	2,437	6.01	12.8
Other earning assets	2,106	22	4.16	2,603	43	6.58	(19.1)

Total earning assets	234,265	2,893	4.95	212,089	3,067	5.81	10.5
Allowance for loan losses	(4,260)			(2,292)			(85.9)
Unrealized gain (loss) on available-for-sale securities	(1,857)			(1,548)			(20.0)
Other assets	37,959			33,972			11.7

Total assets	$266,107			$242,221			9.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$37,388			$27,851			34.2
Interest-bearing deposits
Interest checking	37,393	21	.23	32,479	67	.83	15.1
Money market savings	27,250	34	.50	26,426	79	1.21	3.1
Savings accounts	12,278	16	.52	5,377	2	.18	*
Time certificates of deposit less than $100,000	17,968	123	2.73	12,635	109	3.48	42.2
Time deposits greater than $100,000	30,943	120	1.56	31,041	201	2.59	(.3)

Total interest-bearing deposits	125,832	314	1.00	107,958	458	1.71	16.6
Short-term borrowings	27,638	134	1.96	38,018	282	2.99	(27.3)
Long-term debt	38,768	341	3.53	37,879	419	4.44	2.3

Total interest-bearing liabilities	192,238	789	1.65	183,855	1,159	2.53	4.6
Other liabilities	7,565			7,434			1.8
Shareholders’ equity
Preferred equity	6,951			1,500			*
Common equity	21,251			20,820			2.1

Total U.S. Bancorp shareholders’ equity	28,202			22,320			26.4
Noncontrolling interests	714			761			(6.2)

Total equity	28,916			23,081			25.3

Total liabilities and equity	$266,107			$242,221			9.9%

Net interest income		$2,104			$1,908

Gross interest margin			3.30%			3.28%

Gross interest margin without taxable-equivalent increments			3.21			3.22

Percent of Earning Assets
Interest income			4.95%			5.81%
Interest expense			1.35			2.20

Net interest margin			3.60%			3.61%

Net interest margin without taxable-equivalent increments			3.51%			3.55%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

.54	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2009			2008
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,255	$920	4.35%	$43,446	$1,118	5.15%	(2.7)%
Loans held for sale	5,644	134	4.75	4,267	122	5.71	32.3
Loans (b)
Commercial	55,091	1,057	3.86	52,844	1,366	5.19	4.3
Commercial real estate	33,563	718	4.31	30,005	892	5.98	11.9
Residential mortgages	23,940	684	5.73	23,142	712	6.16	3.4
Retail	61,170	2,003	6.60	53,160	2,035	7.70	15.1

Total loans, excluding covered assets	173,764	4,462	5.17	159,151	5,005	6.32	9.2
Covered assets	11,022	255	4.66	–	–	–	*

Total loans	184,786	4,717	5.14	159,151	5,005	6.32	16.1
Other earning assets	2,101	42	4.00	2,688	80	5.96	(21.8)

Total earning assets	234,786	5,813	4.98	209,552	6,325	6.06	12.0
Allowance for loan losses	(4,009)			(2,183)			(83.6)
Unrealized gain (loss) on available-for-sale securities	(2,215)			(1,327)			(66.9)
Other assets	37,609			33,406			12.6

Total assets	$266,171			$239,448			11.2

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$36,707			$27,485			33.6
Interest-bearing deposits
Interest checking	34,730	36	.21	31,390	155	.99	10.6
Money market savings	27,586	71	.52	26,008	193	1.49	6.1
Savings accounts	11,314	30	.54	5,256	5	.20	*
Time certificates of deposit less than $100,000	18,050	251	2.80	13,121	248	3.81	37.6
Time deposits greater than $100,000	33,493	250	1.50	30,073	463	3.09	11.4

Total interest-bearing deposits	125,173	638	1.03	105,848	1,064	2.02	18.3
Short-term borrowings	29,915	282	1.90	36,954	630	3.43	(19.0)
Long-term debt	38,279	694	3.65	38,851	893	4.62	(1.5)

Total interest-bearing liabilities	193,367	1,614	1.68	181,653	2,587	2.86	6.4
Other liabilities	7,863			7,648			2.8
Shareholders’ equity
Preferred equity	7,440			1,291			*
Common equity	20,074			20,608			(2.6)

Total U.S. Bancorp shareholders’ equity	27,514			21,899			25.6
Noncontrolling interests	720			763			(5.6)

Total equity	28,234			22,662			24.6

Total liabilities and equity	$266,171			$239,448			11.2%

Net interest income		$4,199			$3,738

Gross interest margin			3.30%			3.20%

Gross interest margin without taxable-equivalent increments			3.22			3.14

Percent of Earning Assets
Interest income			4.98%			6.06%
Interest expense			1.39			2.48

Net interest margin			3.59%			3.58%

Net interest margin without taxable-equivalent increments			3.51%			3.52%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	55

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders — The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009, is incorporated herein by reference.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

.56	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan
Terrance R. Dolan
Executive Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: August 10, 2009

U.S. Bancorp	57

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2009	June 30, 2009
Earnings
1	.	Net income attributable to U.S. Bancorp	$471	$1,000
2	.	Applicable income taxes, including interest expense related to unrecognized tax positions	100	201

3	.	Income before income taxes (1 + 2)	$571	$1,201

4	.	Fixed charges:
		a. Interest expense excluding interest on deposits*	$472	$968
		b. Portion of rents representative of interest and amortization of debt expense	24	48

		c. Fixed charges excluding interest on deposits (4a + 4b)	496	1,016
		d. Interest on deposits	314	638

		e. Fixed charges including interest on deposits (4c + 4d)	$810	$1,654

5	.	Amortization of interest capitalized	$–	$–
6	.	Earnings excluding interest on deposits (3 + 4c + 5)	1,067	2,217
7	.	Earnings including interest on deposits (3 + 4e + 5)	1,381	2,855
8	.	Fixed charges excluding interest on deposits (4c)	496	1,016
9	.	Fixed charges including interest on deposits (4e)	810	1,654
Ratio of Earnings to Fixed Charges
10	.	Excluding interest on deposits (line 6/line 8)	2.15	2.18
11	.	Including interest on deposits (line 7/line 9)	1.70	1.73

*	Excludes interest expense related to unrecognized tax positions.

58	U.S. Bancorp

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: August 10, 2009

U.S. Bancorp	59

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: August 10, 2009

60	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: August 10, 2009

U.S. Bancorp	61

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