Form 10-Q
period 2009-09-30
US BANCORP \DE\
filed 2009-11-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2009 1,912,423,877 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This Quarterly Report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date made. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Global and domestic economies could fail to recover from the recent economic downturn or could experience another severe contraction, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets, could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance could be impacted as the financial industry restructures in the current environment, by increased regulation of financial institutions or other effects of recently enacted legislation, and by changes in the competitive landscape. U.S. Bancorp’s results could also be adversely affected by continued deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2009	2008	Change	2009	2008	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$ 2,157	$ 1,967	9.7%	$6,356	$5,705	11.4%
Noninterest income	2,169	1,823	19.0	6,229	6,073	2.6
Securities gains (losses), net	(76)	(411)	81.5	(293)	(725)	59.6

Total net revenue	4,250	3,379	25.8	12,292	11,053	11.2
Noninterest expense	2,053	1,813	13.2	6,053	5,410	11.9
Provision for credit losses	1,456	748	94.7	4,169	1,829	*

Income before taxes	741	818	(9.4)	2,070	3,814	(45.7)
Taxable-equivalent adjustment	50	34	47.1	148	94	57.4
Applicable income taxes	86	198	(56.6)	287	1,060	(72.9)

Net income	605	586	3.2	1,635	2,660	(38.5)
Net income attributable to noncontrolling interests	(2)	(10)	80.0	(32)	(44)	27.3

Net income attributable to U.S. Bancorp	$ 603	$ 576	4.7	$1,603	$2,616	(38.7)

Net income applicable to U.S. Bancorp common shareholders	$ 583	$ 557	4.7	$1,223	$2,560	(52.2)

Per Common Share
Earnings per share	$ .31	$ .32	(3.1)%	$.67	$1.47	(54.4)%
Diluted earnings per share	.30	.32	(6.3)	.66	1.46	(54.8)
Dividends declared per share	.050	.425	(88.2)	.150	1.275	(88.2)
Book value per share	12.38	11.50	7.7
Market value per share	21.86	36.02	(39.3)
Average common shares outstanding	1,908	1,743	9.5	1,832	1,738	5.4
Average diluted common shares outstanding	1,917	1,756	9.2	1,840	1,753	5.0
Financial Ratios
Return on average assets	.90%	.94%		.81%	1.45%
Return on average common equity	10.0	10.8		7.7	16.6
Net interest margin (taxable-equivalent basis) (a)	3.67	3.65		3.62	3.60
Efficiency ratio (b)	47.5	47.8		48.1	45.9
Average Balances
Loans	$181,968	$166,560	9.3%	$183,837	$161,639	13.7%
Loans held for sale	7,359	3,495	*	6,222	4,008	55.2
Investment securities	42,558	42,548	–	42,357	43,144	(1.8)
Earning assets	234,111	214,973	8.9	234,559	211,372	11.0
Assets	264,411	243,623	8.5	265,579	240,850	10.3
Noninterest-bearing deposits	36,982	28,322	30.6	36,800	27,766	32.5
Deposits	166,362	133,539	24.6	163,391	133,402	22.5
Short-term borrowings	28,025	40,277	(30.4)	29,278	38,070	(23.1)
Long-term debt	36,797	40,000	(8.0)	37,780	39,237	(3.7)
Total U.S. Bancorp shareholders’ equity	24,679	21,983	12.3	26,559	21,927	21.1

	September 30, 2009	December 31, 2008

Period End Balances
Loans	$183,056	$185,229	(1.2)%
Allowance for credit losses	4,986	3,639	37.0
Investment securities	42,336	39,521	7.1
Assets	265,058	265,912	(.3)
Deposits	169,755	159,350	6.5
Long-term debt	33,249	38,359	(13.3)
Total U.S. Bancorp shareholders’ equity	25,171	26,300	(4.3)
Capital ratios
Tier 1 capital	9.5%	10.6%
Total risk-based capital	13.0	14.3
Leverage	8.6	9.8
Tier 1 common equity to risk-weighted assets (c)	6.8	5.1
Tangible common equity to tangible assets (c)	5.4	3.3
Tangible common equity to risk-weighted assets (c)	6.0	3.7

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(c)	See Non-Regulatory Capital Ratios on page 26.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $603 million for the third quarter of 2009 or $.30 per diluted common share, compared with $576 million, or $.32 per diluted common share for the third quarter of 2008. Return on average assets and return on average common equity were .90 percent and 10.0 percent, respectively, for the third quarter of 2009, compared with .94 percent and 10.8 percent, respectively, for the third quarter of 2008. During the third quarter of 2009, the Company strengthened its allowance for credit losses by recording $415 million of provision for credit losses in excess of net charge-offs in light of continued credit deterioration arising from the current economic environment. Other significant items in the third quarter of 2009 included $76 million of net securities losses and a $39 million gain related to the Company’s investment in Visa Inc. Significant items included in the third quarter of 2008 results were $250 million of provision for credit losses in excess of net charge-offs and net securities losses of $411 million.
Total net revenue, on a taxable-equivalent basis, for the third quarter of 2009 was $871 million (25.8 percent) higher than the third quarter of 2008, reflecting a 9.7 percent increase in net interest income and a 48.2 percent increase in noninterest income. The increase in net interest income from a year ago was principally the result of growth in average earning assets and an increase in core deposit funding. Noninterest income increased from a year ago, principally due to strong growth in mortgage banking revenue, a decrease in net securities losses, and lower retail lease residual losses.
Total noninterest expense in the third quarter of 2009 was $240 million (13.2 percent) higher than the third quarter of 2008, primarily due to the impact of acquisitions, higher Federal Deposit Insurance Corporation (“FDIC”) deposit insurance expense, and marketing expense principally associated with the introduction of a new credit card product.
The provision for credit losses for the third quarter of 2009 increased $708 million over the third quarter of 2008, reflecting weak economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. It also reflected stress in the residential real estate markets. Net charge-offs in the third quarter of 2009 were $1.0 billion, compared with net charge-offs of $498 million in the third quarter of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income attributable to U.S. Bancorp of $1.6 billion for the first nine months of 2009 or $.66 per diluted common share, compared with $2.6 billion, or $1.46 per diluted common share for the first nine months of 2008. Return on average assets and return on average common equity were .81 percent and 7.7 percent, respectively, for the first nine months of 2009, compared with 1.45 percent and 16.6 percent, respectively, for the first nine months of 2008. The Company’s results for the first nine months of 2009 reflected several significant items, including provision for credit losses in excess of net charge-offs of $1.4 billion, $293 million of net securities losses, a $123 million FDIC special assessment, a $92 million gain from a corporate real estate transaction and the $39 million gain related to the Company’s investment in Visa Inc. Significant items included in the first nine months of 2008 results were a $492 million gain related to the Company’s ownership position in Visa Inc. (“2008 Visa Gain”), $642 million provision for credit losses in excess of net charge-offs and net securities losses of $725 million.
Total net revenue, on a taxable-equivalent basis, for the first nine months of 2009 was $1.2 billion (11.2 percent) higher than the first nine months of 2008, reflecting an 11.4 percent increase in net interest income and an 11.0 percent increase in noninterest income. The increase in net interest income from a year ago was principally the result of growth in average earning assets and an increase in core deposit funding. Noninterest income increased due to strong growth in mortgage banking revenue, a significant decrease in net securities losses, higher commercial products revenue and treasury management fees, and gains from a corporate real estate transaction and the Company’s investment in Visa Inc. These revenue increases were partially offset by lower trust and investment management fees, lower deposit service charges and the 2008 Visa Gain.
Total noninterest expense in the first nine months of 2009 was $643 million (11.9 percent) higher than in the first nine months of 2008, primarily due to the impact of acquisitions, higher FDIC deposit insurance expense, and

U.S. Bancorp	3

marketing expense, principally related to credit card initiatives.
The provision for credit losses for the first nine months of 2009 increased $2.3 billion over the first nine months of 2008. The increase in the provision for credit losses reflected weak economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. It also reflected stress in the residential real estate markets. Net charge-offs in the first nine months of 2009 were $2.8 billion, compared with net charge-offs of $1.2 billion in the first nine months of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.2 billion in the third quarter of 2009, compared with $2.0 billion in the third quarter of 2008. Net interest income, on a taxable-equivalent basis, was $6.4 billion in the first nine months of 2009, compared with $5.7 billion in the first nine months of 2008. The increases were due to growth in average earning assets and an increase in core deposit funding. Average earning assets were $19.1 billion (8.9 percent) higher in the third quarter of 2009 and $23.2 billion (11.0 percent) higher in the first nine months of 2009, compared with the same periods of 2008, primarily driven by increases in average loans, including originated and acquired loans. The net interest margin in the third quarter and first nine months of 2009 was 3.67 percent and 3.62 percent, respectively, compared with 3.65 percent and 3.60 percent, respectively, for the same periods of 2008. Given the current interest rate environment, the Company expects the net interest margin to remain relatively stable, with a bias toward modest improvement in the fourth quarter of 2009. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the third quarter and first nine months of 2009 were $15.4 billion (9.3 percent) and $22.2 billion (13.7 percent) higher, respectively, than the same periods of 2008, driven by new loan originations, acquisitions and portfolio purchases. Retail loan growth, year-over-year, was driven by increases in credit card, home equity and federally-guaranteed student loans. Average credit card balances for the third quarter and first nine months of 2009 were $3.2 billion (25.9 percent) and $2.8 billion (24.4 percent) higher, respectively, than the same periods of 2008, reflecting both growth in existing portfolios and portfolio purchases of approximately $.3 billion and $1.3 billion during the second and third quarters of 2009, respectively. Commercial real estate loan growth reflected new business and higher utilization of existing credits driven by market conditions. Residential mortgage growth reflected increased origination activity as a result of market interest rate declines. Commercial loans decreased for the third quarter of 2009, compared with the same period of 2008, principally due to lower utilization of existing commitments and a reduction in demand for new loans. Assets covered by loss sharing agreements with the FDIC (“covered assets”) relate to the 2008 acquisitions of the banking operations of Downey Savings and Loan Association, F.A. and PFF Bank and Trust (“Downey and PFF”) and the average balances were $10.3 billion and $10.8 billion in the third quarter and first nine months of 2009, respectively.
Average investment securities in the third quarter of 2009 were essentially unchanged from the third quarter of 2008, as securities purchases offset repayments. Average investment securities for the first nine months of 2009 decreased $787 million (1.8 percent) from the same period of 2008 as a result of prepayments and sales. The composition of the Company’s investment portfolio remained essentially unchanged from a year ago.
Total average deposits for the third quarter and first nine months of 2009 increased $32.8 billion (24.6 percent) and $30.0 billion (22.5 percent), respectively, over the same periods of 2008. Excluding deposits from 2008 and 2009 acquisitions, third quarter 2009 average total deposits increased $21.5 billion (16.1 percent) over the third quarter of 2008. Average noninterest-bearing deposits for the third quarter and first nine months of 2009 increased $8.7 billion (30.6 percent) and $9.1 billion (32.5 percent), respectively, compared with same periods of 2008, primarily due to growth in the Consumer and Wholesale Banking business lines. Average total savings deposits increased $21.4 billion (33.5 percent) in the third quarter and $14.5 billion (23.0 percent) in the first nine months of 2009, compared with the same periods in 2008, the result of higher consumer, government, broker-dealer and institutional trust customer balances and the impact of acquisitions. Contributing to the increase in savings accounts was strong participation in a new savings product introduced across the franchise by Consumer Banking late in the third quarter of 2008. Average time certificates of deposit less than $100,000 were higher in the third quarter and first nine months of 2009 by $4.3 billion (34.1 percent) and $4.7 billion

4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change
Credit and debit card revenue	$267	$269	(.7)%	$782	$783	(.1)%
Corporate payment products revenue	181	179	1.1	503	517	(2.7)
Merchant processing services	300	300	–	836	880	(5.0)
ATM processing services	103	94	9.6	309	271	14.0
Trust and investment management fees	293	329	(10.9)	891	1,014	(12.1)
Deposit service charges	256	286	(10.5)	732	821	(10.8)
Treasury management fees	141	128	10.2	420	389	8.0
Commercial products revenue	157	132	18.9	430	361	19.1
Mortgage banking revenue	276	61	*	817	247	*
Investment products fees and commissions	27	37	(27.0)	82	110	(25.5)
Securities gains (losses), net	(76)	(411)	81.5	(293)	(725)	59.6
Other	168	8	*	427	680	(37.2)

Total noninterest income	$2,093	$1,412	48.2%	$5,936	$5,348	11.0%

*    Not meaningful

(36.4 percent), respectively, over the same periods in 2008, primarily due to acquisitions. Average time deposits greater than $100,000 decreased $1.6 billion (5.5 percent) in the third quarter of 2009, compared with the third quarter of 2008, reflecting a decrease in overall wholesale funding requirements. Average time deposits greater than $100,000 increased $1.7 billion (5.9 percent) in the first nine months of 2009, compared with the same period in the prior year, due primarily to acquisitions.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2009 increased $708 million and $2.3 billion, respectively, over the same periods of 2008, reflecting the adverse impact of current economic conditions compared with a year ago. The provision for credit losses exceeded net charge-offs by $415 million and $1.4 billion in the third quarter and first nine months of 2009, respectively, compared with $250 million and $642 million in the same periods of 2008. The increases in the provision and allowance for credit losses reflected weak economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. It also reflected stress in residential real estate markets. Net charge-offs were $1.0 billion in the third quarter and $2.8 billion in the first nine months of 2009, compared with net charge-offs of $498 million in the third quarter and $1.2 billion in the first nine months of 2008. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.1 billion in the third quarter and $5.9 billion in the first nine months of 2009, increasing $681 million (48.2 percent) and $588 million (11.0 percent), respectively, from the same periods of 2008. The increases in noninterest income from a year ago were principally due to a significant increase in mortgage banking revenue, as the lower rate environment drove strong mortgage loan production and related gains. Other increases in noninterest income included higher ATM processing services related to growth in transaction volumes and business expansion, higher treasury management fees resulting from increased new business activity and pricing, and higher commercial products revenue due to higher letters of credit, capital markets and other commercial loan fees. Net securities losses for the third quarter and first nine months of 2009 were also lower than the same periods a year ago. Other income increased in the third quarter of 2009, compared with the third quarter of 2008, due principally to a significant reduction in retail lease residual losses, a gain related to the Company’s investment in Visa Inc., and the impact of lower market-related valuation losses relative to the prior year, partially offset by higher valuation losses on equity investments. Other income decreased in the first nine months of 2009, compared with the same period of the prior year, due to the 2008 Visa Gain, partially offset by a reduction in residual lease valuation losses in the current year and the gain related to the Company’s investment in Visa Inc. recorded in the third quarter of 2009. Deposit service charges decreased primarily due to a decrease in the number of overdraft incidences, which more than offset account growth. Trust and investment management fees declined, as did investment product

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change
Compensation	$769	$763	.8%	$2,319	$2,269	2.2%
Employee benefits	134	125	7.2	429	391	9.7
Net occupancy and equipment	203	199	2.0	622	579	7.4
Professional services	63	61	3.3	174	167	4.2
Marketing and business development	137	75	82.7	273	220	24.1
Technology and communications	175	153	14.4	487	442	10.2
Postage, printing and supplies	72	73	(1.4)	218	217	.5
Other intangibles	94	88	6.8	280	262	6.9
Other	406	276	47.1	1,251	863	45.0

Total noninterest expense	$2,053	$1,813	13.2%	$6,053	$5,410	11.9%

Efficiency ratio (a)	47.5%	47.8%		48.1%	45.9%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

fees and commissions, reflecting adverse equity market conditions.

Noninterest Expense Noninterest expense was $2.1 billion in the third quarter and $6.1 billion in the first nine months of 2009, increasing $240 million (13.2 percent) and $643 million (11.9 percent), respectively, from the same periods of 2008. The increases in noninterest expense from a year ago were principally due to the impact of acquisitions, higher FDIC deposit insurance expense and marketing expense. Compensation expense increased primarily due to acquisitions, partially offset by reductions from cost containment efforts. Employee benefits expense increased primarily due to increased pension costs associated with previous declines in the value of pension assets. Net occupancy and equipment expense, and technology and communications expense increased primarily due to acquisitions, as well as branch-based and other business expansion initiatives. Marketing and business development expense increased principally due to costs related to the introduction of new credit card products. Other intangibles expense increased due to acquisitions. Other expense increased due to an increase in FDIC deposit insurance expense. In addition, FDIC expense for the first nine months of 2009 further increased over the same period of the prior year due to a second quarter 2009 special assessment. Other expense included increased costs related to investments in affordable housing and other tax-advantaged projects, growth in mortgage servicing and costs associated with foreclosed real estate.

Income Tax Expense The provision for income taxes was $86 million (an effective rate of 12.4 percent) for the third quarter and $287 million (an effective rate of 14.9 percent) for the first nine months of 2009, compared with $198 million (an effective rate of 25.3 percent) and $1.1 billion (an effective rate of 28.5 percent) for the same periods of 2008. The declines in the effective tax rates in the third quarter and first nine months of 2009, compared with the same periods of the prior year, reflected the impact of the relative level of tax-exempt income, and investments in affordable housing and other tax-advantaged projects, combined with lower pre-tax earnings year-over-year. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $183.1 billion at September 30, 2009, compared with $185.2 billion at December 31, 2008, a decrease of $2.1 billion (1.2 percent). The decrease was driven primarily by lower commercial loans and covered assets, partially offset by growth in retail loans, residential mortgages and commercial real estate loans. The $5.9 billion (10.4 percent) decrease in commercial loans was primarily driven by lower capital spending and economic conditions impacting loan demand by business customers, along with improved access to the bond markets by those customers to refinance their bank debt.
Commercial real estate loans increased $683 million (2.1 percent) at September 30, 2009, compared with December 31, 2008, reflecting new business growth and higher utilization of existing credits, as current market conditions have limited borrower access to real estate capital markets.
Residential mortgages held in the loan portfolio increased $1.4 billion (5.8 percent) at September 30, 2009, compared with December 31, 2008, reflecting an increase in activity as a result of market interest rate declines. Most loans retained in the portfolio are to

6	U.S. Bancorp

customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $3.3 billion (5.4 percent) at September 30, 2009, compared with December 31, 2008. The increase was primarily driven by growth in credit card balances and home equity and second mortgages, partially offset by decreases in installment loans and retail leasing balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages and student loans to be sold in the secondary market, were $6.0 billion at September 30, 2009, compared with $3.2 billion at December 31, 2008. The increase in loans held for sale was principally due to an increase in mortgage loan origination activity as a result of a decline in market interest rates.

Investment Securities Investment securities, totaled $42.3 billion at September 30, 2009, compared with $39.5 billion at December 31, 2008. The $2.8 billion increase principally reflected a decrease in unrealized losses. At September 30, 2009, adjustable-rate financial instruments comprised 47 percent of the investment securities portfolio, compared with 40 percent at December 31, 2008.
The Company conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired. During the first nine months of 2009, the Financial Accounting Standards Board issued new accounting guidance, which the Company adopted effective January 1, 2009, for the measurement and recognition of other-than-temporary impairment for debt securities. This guidance requires the portion of other-than-temporary impairment related to factors other than anticipated credit losses be recognized in other comprehensive income (loss), rather than earnings.
Net unrealized losses included in accumulated other comprehensive income (loss) were $.6 billion at September 30, 2009, compared with $2.8 billion at December 31, 2008. The decrease in unrealized losses was primarily due to increases in the fair value of agency mortgage-backed securities and obligations of state and political subdivisions, and to amounts recognized as other-than-temporary impairment in earnings.
During the third quarter and first nine months of 2009, the Company recognized impairment charges in earnings related to perpetual preferred securities, primarily issued by financial institutions, of $21 million and $228 million, respectively. The net unrealized loss for the Company’s remaining investments in perpetual preferred securities was $53 million at September 30, 2009.
There is limited market activity for the remaining structured investment security and the non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various market factors, which are judgmental in nature. The Company recorded $51 million and $183 million of impairment charges in earnings on non-agency mortgage-backed and structured investment related securities during the third quarter and first nine months of 2009, respectively. These impairment charges were due to changes in expected cash flows resulting from the continuing decline in housing prices and an increase in foreclosure activity. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 3 and 12 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $169.8 billion at September 30, 2009, compared with $159.3 billion at December 31, 2008, an increase of $10.5 billion (6.5 percent) that reflected customer flight to quality. The increase in total deposits was primarily the result of increases in money market savings, savings accounts and interest checking balances, partially offset by decreases in noninterest-bearing deposit accounts and time deposits. Money market savings balances increased $10.5 billion (40.0 percent) due to higher corporate trust, institutional trust and custody, and broker-dealer balances. Savings account balances increased $5.6 billion (62.2 percent) due primarily to strong participation in a new savings product introduced late in the third quarter of 2008 by Consumer Banking and higher broker-dealer balances. Interest checking balances increased $5.3 billion (16.4 percent) due to higher government, branch-based, and broker-dealer balances. Noninterest-bearing deposits decreased $3.2 billion (8.7 percent) due primarily to declines in broker-dealer and corporate trust balances. Time certificates of deposit less than $100,000 decreased $2.3 billion (12.6 percent), and time deposits greater than $100,000 decreased $5.4 billion (15.1 percent), reflecting the Company’s funding and pricing decisions. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

U.S. Bancorp	7

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
September 30, 2009 (Dollars in Millions)	Cost	Value	Years	Yield(d)	Cost	Value	Years	Yield(d)
U.S. Treasury and Agencies
Maturing in one year or less	$1,254	$1,264	.6	3.25%	$–	$–	–	–%
Maturing after one year through five years	439	442	2.4	2.71	–	–	–	–
Maturing after five years through ten years	33	34	8.0	4.85	–	–	–	–
Maturing after ten years	1,600	1,586	14.3	2.04	–	–	–	–

Total	$3,326	$3,326	7.5	2.61%	$–	$–	–	–%

Mortgage-Backed Securities (a)
Maturing in one year or less	$1,655	$1,650	.7	1.89%	$–	$–	–	–%
Maturing after one year through five years	24,004	24,250	2.9	3.56	4	4	4.9	5.14
Maturing after five years through ten years	4,171	3,919	6.4	2.70	–	–	–	–
Maturing after ten years	365	245	12.0	2.23	–	–	–	–

Total	$30,195	$30,064	3.4	3.34%	$4	$4	4.9	5.14%

Asset-Backed Securities (a)
Maturing in one year or less	$1	$1	.8	1.48%	$–	$–	–	–%
Maturing after one year through five years	586	456	3.4	2.19	–	–	–	–
Maturing after five years through ten years	124	128	7.0	6.37	–	–	–	–
Maturing after ten years	14	8	22.4	1.28	–	–	–	–

Total	$725	$593	4.4	2.89%	$–	$–	–	–%

Obligations of State and Political Subdivisions (b)
Maturing in one year or less	$32	$32	.1	2.79%	$1	$1	.3	7.43%
Maturing after one year through five years	504	511	3.7	5.56	6	6	2.9	6.79
Maturing after five years through ten years	5,527	5,577	6.8	6.79	11	12	6.7	7.40
Maturing after ten years	608	565	23.0	6.91	16	16	17.2	5.53

Total	$6,671	$6,685	8.0	6.69%	$34	$35	10.8	6.41%

Other Debt Securities
Maturing in one year or less	$–	$1	.2	8.01%	$4	$4	.5	1.52%
Maturing after one year through five years	73	55	2.5	5.90	6	6	3.6	1.82
Maturing after five years through ten years	57	49	7.8	6.25	–	–	–	–
Maturing after ten years	1,465	1,104	33.6	4.72	–	–	–	–

Total	$1,595	$1,209	31.3	4.83%	$10	$10	2.4	1.70%

Other Investments	$397	$411	15.0	3.31%	$–	$–	–	–%

Total investment securities (c)	$42,909	$42,288	5.6	3.85%	$48	$49	8.4	5.29%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available-for-sale investment securities was 7.7 years at December 31, 2008, with a corresponding weighted-average yield of 4.56 percent. The weighted-average maturity of the held-to-maturity investment securities was 8.5 years at December 31, 2008, with a corresponding weighted-average yield of 5.78 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$3,326	7.7%	$664	1.6%
Mortgage-backed securities	30,199	70.3	31,271	73.9
Asset-backed securities	725	1.7	616	1.4
Obligations of state and political subdivisions	6,705	15.6	7,258	17.1
Other debt securities and investments	2,002	4.7	2,527	6.0

Total investment securities	$42,957	100.0%	$42,336	100.0%

8	U.S. Bancorp

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $28.2 billion at September 30, 2009, compared with $34.0 billion at December 31, 2008. The decrease principally reflected reduced borrowing needs as a result of increases in deposits due to customer flight to quality.
Long-term debt was $33.3 billion at September 30, 2009, compared with $38.4 billion at December 31, 2008, primarily reflecting $4.4 billion of medium-term note maturities and a $4.7 billion net decrease in Federal Home Loan Bank advances, partially offset by $4.0 billion of issuances of medium-term notes in the first nine months of 2009. The $5.1 billion (13.3 percent) decrease in long-term debt reflected asset/liability management decisions to fund the balance sheet with other sources. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a more detailed discussion on credit risk management processes.
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

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at September 30, 2009 (excluding covered assets):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,144	$3,315	$4,459	44.2%
Over 80% through 90%	643	1,647	2,290	22.7
Over 90% through 100%	640	2,565	3,205	31.7
Over 100%	–	142	142	1.4

Total	$2,427	$7,669	$10,096	100.0%
Other Retail
Less than or equal to 80%	$2,140	$11,443	$13,583	91.5%
Over 80% through 90%	69	554	623	4.2
Over 90% through 100%	94	551	645	4.3
Over 100%	–	–	–	–

Total	$2,303	$12,548	$14,851	100.0%
Total Company
Less than or equal to 80%	$3,284	$14,758	$18,042	72.3%
Over 80% through 90%	712	2,201	2,913	11.7
Over 90% through 100%	734	3,116	3,850	15.4
Over 100%	–	142	142	.6

Total	$4,730	$20,217	$24,947	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance (a)
Less than or equal to 80%	$816	$202	$1,018	41.0%
Over 80% through 90%	383	180	563	22.7
Over 90% through 100%	381	354	735	29.6
Over 100%	63	103	166	6.7

Total	$1,643	$839	$2,482	100.0%
Other Retail
Less than or equal to 80%	$11,631	$1,590	$13,221	78.0%
Over 80% through 90%	1,857	530	2,387	14.1
Over 90% through 100%	782	479	1,261	7.5
Over 100%	51	25	76	.4

Total	$14,321	$2,624	$16,945	100.0%
Total Company
Less than or equal to 80%	$12,447	$1,792	$14,239	73.3%
Over 80% through 90%	2,240	710	2,950	15.2
Over 90% through 100%	1,163	833	1,996	10.3
Over 100%	114	128	242	1.2

Total	$15,964	$3,463	$19,427	100.0%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division, at September 30, 2009, approximately $2.6 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.9 billion at December 31, 2008.

The following table provides further information on residential mortgages for the consumer finance division:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$5	$1,042	$1,047	10.4%
Over 80% through 90%	6	614	620	6.1
Over 90% through 100%	14	841	855	8.5
Over 100%	–	67	67	.6

Total	$25	$2,564	$2,589	25.6%
Other Borrowers
Less than or equal to 80%	$1,139	$2,273	$3,412	33.8%
Over 80% through 90%	637	1,033	1,670	16.5
Over 90% through 100%	626	1,724	2,350	23.3
Over 100%	–	75	75	.8

Total	$2,402	$5,105	$7,507	74.4%

Total Consumer Finance	$2,427	$7,669	$10,096	100.0%

In addition to residential mortgages, at September 30, 2009, the consumer finance division had $.6 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, compared with $.7 billion at December 31, 2008.

The following table provides further information on home equity and second mortgages for the consumer finance division:

				Percent of
(Dollars in Millions)	Lines	Loans	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$31	$126	$157	6.3%
Over 80% through 90%	40	114	154	6.2
Over 90% through 100%	2	219	221	8.9
Over 100%	40	76	116	4.7

Total	$113	$535	$648	26.1%
Other Borrowers
Less than or equal to 80%	$785	$76	$861	34.7%
Over 80% through 90%	343	66	409	16.5
Over 90% through 100%	379	135	514	20.7
Over 100%	23	27	50	2.0

Total	$1,530	$304	$1,834	73.9%

Total Consumer Finance	$1,643	$839	$2,482	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered assets, to customers that may be defined as sub-prime borrowers represented only 1.2 percent of total assets at September 30, 2009, compared with 1.4 percent at December 31, 2008. Covered assets include $2.4 billion in loans with negative-amortization payment options at September 30, 2009, compared with $3.3 billion at December 31, 2008. The Company’s risk on covered assets is limited by loss sharing agreements with the FDIC. Other than covered assets, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

10	U.S. Bancorp

Table 5      Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2009	2008
Commercial
Commercial	.19%	.15%
Lease financing	–	–

Total commercial	.17	.13
Commercial Real Estate
Commercial mortgages	.01	–
Construction and development	.39	.36

Total commercial real estate	.12	.11
Residential Mortgages	2.32	1.55
Retail
Credit card	2.41	2.20
Retail leasing	.11	.16
Other retail	.56	.45

Total retail	1.00	.82

Total loans, excluding covered assets	.78	.56

Covered Assets	7.92	5.13

Total loans	1.16%	.84%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2009	2008
Commercial	2.19%	.82%
Commercial real estate	5.22	3.34
Residential mortgages (a)	3.86	2.44
Retail (b)	1.28	.97

Total loans, excluding covered assets	2.69	1.57

Covered assets	14.74	10.74

Total loans	3.34%	2.14%

(a)	Delinquent loan ratios exclude advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 11.19 percent at September 30, 2009, and 6.95 percent at December 31, 2008.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.44 percent at September 30, 2009, and 1.10 percent at December 31, 2008.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $2.1 billion ($1.3 billion excluding covered assets) at September 30, 2009, compared with $1.6 billion ($967 million excluding covered assets) at December 31, 2008. The increase in 90 day delinquent loans related to covered assets was $194 million. The $377 million increase, excluding covered assets, reflected stress in residential mortgages, commercial loans, construction loans, credit cards and home equity loans. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans increased to 1.16 percent (.78 percent excluding covered assets) at September 30, 2009, from .84 percent (.56 percent excluding covered assets) at December 31, 2008. The Company expects delinquencies to continue to increase as difficult economic conditions affect more borrowers within both the consumer and commercial loan portfolios.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered assets:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Residential mortgages
30-89 days	$595	$536	2.39%	2.28%
90 days or more	580	366	2.32	1.55
Nonperforming	383	210	1.54	.89

Total	$1,558	$1,112	6.25%	4.72%

Retail
Credit card
30-89 days	$423	$369	2.58%	2.73%
90 days or more	395	297	2.41	2.20
Nonperforming	126	67	.77	.49

Total	$944	$733	5.76%	5.42%
Retail leasing
30-89 days	$37	$49	.78%	.95%
90 days or more	5	8	.11	.16
Nonperforming	–	–	–	–

Total	$42	$57	.89%	1.11%
Home equity and second mortgages
30-89 days	$194	$170	1.00%	.89%
90 days or more	153	106	.78	.55
Nonperforming	25	14	.13	.07

Total	$372	$290	1.91%	1.51%
Other retail
30-89 days	$262	$255	1.13%	1.13%
90 days or more	86	81	.37	.36
Nonperforming	23	11	.10	.05

Total	$371	$347	1.60%	1.54%

Within these product categories, the following table provides information on delinquent and nonperforming loans as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Residential mortgages
30-89 days	4.11%	3.96%	1.21%	1.06%
90 days or more	3.47	2.61	1.54	.79
Nonperforming	2.42	1.60	.94	.38

Total	10.00%	8.17%	3.69%	2.23%

Retail
Credit card
30-89 days	–%	–%	2.58%	2.73%
90 days or more	–	–	2.41	2.20
Nonperforming	–	–	.77	.49

Total	–%	–%	5.76%	5.42%
Retail leasing
30-89 days	–%	–%	.78%	.95%
90 days or more	–	–	.11	.16
Nonperforming	–	–	–	–

Total	–%	–%	.89%	1.11%
Home equity and second mortgages
30-89 days	2.78%	3.24%	.74%	.59%
90 days or more	2.18	2.36	.59	.32
Nonperforming	.16	.14	.12	.07

Total	5.12%	5.74%	1.45%	.98%
Other retail
30-89 days	5.54%	6.91%	1.02%	1.00%
90 days or more	1.18	1.98	.35	.32
Nonperforming	.17	–	.10	.05

Total	6.89%	8.89%	1.47%	1.37%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

12	U.S. Bancorp

Within the consumer finance division at September 30, 2009, approximately $516 million and $107 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $467 million and $121 million, respectively, at December 31, 2008.

The following table provides summary delinquency information for covered assets:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
30-89 days	$299	$740	3.03%	6.46%
90 days or more	781	587	7.92	5.13
Nonperforming	672	643	6.82	5.62

Total	$1,752	$1,970	17.77%	17.21%

Restructured Loans Accruing Interest In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.
The majority of the Company’s loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, however, the Company has also implemented certain restructuring programs. In late 2007 the consumer finance division began implementing a mortgage loan restructuring program for certain qualifying borrowers. In general, certain borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. In addition, the Company began participating in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) during the third quarter of 2009. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program.
The Company has also modified certain Downey and PFF loans. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.
Acquired loans restructured after acquisition are not considered restructured loans for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date.

The following table provides a summary of restructured loans, excluding covered assets, that are performing in accordance with modified terms, and therefore continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Commercial	$78	$35	.15%	.06%
Commercial real estate	138	138	.41	.42
Residential mortgages (a)	1,338	813	5.36	3.45
Credit card	598	450	3.65	3.33
Other retail	102	73	.22	.16

Total loans	$2,254	$1,509	1.23%	.81%

(a)	Excludes advances made pursuant to servicing agreements to GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Restructured loans, excluding covered assets, were $745 million higher at September 30, 2009, than at December 31, 2008, primarily reflecting modifications for residential mortgage and consumer credit card customers in light of current economic conditions. The Company expects this trend to continue as the Company works to modify loans for borrowers who are having financial difficulties.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At September 30, 2009, total nonperforming assets were $4.4 billion, compared with $2.6 billion at December 31, 2008. Nonperforming assets at September 30, 2009 included $672 million of covered assets, compared with $643 million at December 31, 2008. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses. The ratio of total nonperforming assets to total loans and other real estate was 2.39 percent (2.14 percent excluding covered assets) at September 30, 2009, compared with 1.42 percent (1.14 percent excluding covered assets) at December 31, 2008. The increase in nonperforming assets was driven primarily by the residential construction portfolio and related industries, as well as the residential mortgage portfolio, an increase in foreclosed residential properties and the impact of the economic slowdown on other commercial customers.

U.S. Bancorp	13

Table 6    Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2009	2008
Commercial
Commercial	$908	$290
Lease financing	119	102

Total commercial	1,027	392
Commercial Real Estate
Commercial mortgages	502	294
Construction and development	1,230	780

Total commercial real estate	1,732	1,074
Residential Mortgages	383	210
Retail
Credit card	126	67
Retail leasing	–	–
Other retail	48	25

Total retail	174	92

Total nonperforming loans, excluding covered assets	3,316	1,768
Covered Assets	672	643

Total nonperforming loans	3,988	2,411
Other Real Estate (b)	366	190
Other Assets	38	23

Total nonperforming assets	$4,392	$2,624

Accruing loans 90 days or more past due, excluding covered assets	$1,344	$967
Accruing loans 90 days or more past due	$2,125	$1,554
Nonperforming loans to total loans, excluding covered assets	1.91%	1.02%
Nonperforming loans to total loans	2.18%	1.30%
Nonperforming assets to total loans plus other real estate, excluding covered assets (b)	2.14%	1.14%
Nonperforming assets to total loans plus other real estate (b)	2.39%	1.42%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2008	$1,896	$728	$2,624
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	2,978	1,052	4,030
Advances on loans	78	–	78

Total additions	3,056	1,052	4,108
Reductions in nonperforming assets
Paydowns, payoffs	(339)	(532)	(871)
Net sales	(118)	–	(118)
Return to performing status	(124)	(8)	(132)
Charge-offs (c)	(1,046)	(173)	(1,219)

Total reductions	(1,627)	(713)	(2,340)

Net additions to nonperforming assets	1,429	339	1,768

Balance September 30, 2009	$3,325	$1,067	$4,392

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $319 million and $209 million at September 30, 2009, and December 31, 2008, respectively of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

Included in nonperforming loans were restructured loans that are not accruing interest of $212 million at September 30, 2009, compared with $151 million at December 31, 2008.
Other real estate, excluding covered assets, was $366 million at September 30, 2009, compared with $190 million at December 31, 2008, and was primarily related to foreclosed properties that previously secured residential mortgages, home equity and second mortgage loan balances. The increase in other real estate assets reflected continuing stress in residential construction and related supplier industries.

14	U.S. Bancorp

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Commercial
Commercial	1.78%	.47%	1.39%	.42%
Lease financing	2.66	1.36	3.08	1.18

Total commercial	1.89	.58	1.60	.51
Commercial Real Estate
Commercial mortgages	.49	.16	.40	.12
Construction and development	6.62	2.36	5.06	1.09

Total commercial real estate	2.22	.81	1.75	.41
Residential Mortgages	2.10	1.21	1.86	.86
Retail
Credit card (a)	6.99	4.85	6.91	4.56
Retail leasing	.66	.69	.83	.58
Home equity and second mortgages	1.82	1.07	1.68	.98
Other retail	1.94	1.41	1.83	1.28

Total retail	3.05	1.98	2.89	1.81

Total loans, excluding covered assets	2.41	1.19	2.12	.98
Covered Assets	–	–	.10	–

Total loans	2.27%	1.19%	2.01%	.98%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 7.30 percent and 7.03 percent for the three months and nine months ended September 30, 2009, respectively.

The following table provides an analysis of other real estate owned (“OREO”), excluding covered assets, as a percent of their related loan balances, including further detail for residential mortgages and home equity and second mortgage loan balances by geographical location:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2009	2008	2009	2008
Residential
Minnesota	$26	$18	.48%	.34%
California	18	13	.33	.29
Michigan	10	12	2.07	2.39
Illinois	9	5	.35	.21
Ohio	8	9	.32	.37
All other states	118	88	.42	.32

Total residential	189	145	.43	.34
Commercial	177	45	.52	.14

Total OREO	$366	$190	.20%	.10%

The Company expects nonperforming assets, including OREO, to continue to increase, however at a decreasing rate as compared with prior periods, as difficult economic conditions affect more borrowers in both the commercial and consumer loan portfolios.

Analysis of Loan Net Charge-Offs Total net charge-offs were $1.0 billion and $2.8 billion for the third quarter and first nine months of 2009, respectively, compared with net charge-offs of $498 million and $1.2 billion for the same periods of 2008. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2009 was 2.27 percent and 2.01 percent, respectively, compared with 1.19 percent and .98 percent, for the same periods of 2008. The year-over-year increases in total net charge-offs were driven by factors affecting the residential housing markets, including homebuilding and related industries, commercial real estate properties and credit costs associated with credit card and other consumer and commercial loans as the economy weakened and unemployment increased. Given current economic conditions, the continuing weakness in home prices and high unemployment levels, the Company expects net charge-offs will continue to increase for the remainder of 2009, however at a decreasing rate as compared with prior periods.
Commercial and commercial real estate loan net charge-offs for the third quarter of 2009 increased to $433 million (2.02 percent of average loans outstanding on an annualized basis), compared with $144 million (.66 percent of average loans outstanding on an annualized basis) for the third quarter of 2008. Commercial and commercial real estate loan net charge-offs for the first nine months of 2009 increased to $1.1 billion (1.66 percent of average loans outstanding on an annualized basis), compared with $298 million (.47 percent of average loans outstanding on an annualized basis) for the first nine months of 2008. The year-over-year increases in net charge-offs reflected continuing stress in commercial real estate, residential housing, especially residential homebuilding and related industry sectors, along with the impact of the current economic conditions on the commercial loan portfolios.
Residential mortgage loan net charge-offs for the third quarter of 2009 were $129 million (2.10 percent of average loans outstanding on an annualized basis), compared with $71 million (1.21 percent of average loans outstanding on an annualized basis) for the third quarter of 2008. Residential mortgage loan net charge-offs for the first nine months of 2009 were $336 million (1.86 percent of average loans outstanding on an annualized basis), compared with $150 million (.86 percent of average loans outstanding on an

U.S. Bancorp	15

annualized basis) for the first nine months of 2008. Total retail loan net charge-offs for the third quarter of 2009 were $479 million (3.05 percent of average loans outstanding on an annualized basis), compared with $283 million (1.98 percent of average loans outstanding on an annualized basis) for the third quarter of 2008. Total retail loan net charge-offs for the first nine months of 2009 were $1.3 billion (2.89 percent of average loans outstanding on an annualized basis), compared with $739 million (1.81 percent of average loans outstanding on an annualized basis) for the first nine months of 2008. The increased residential mortgage and retail loan net charge-offs reflected the adverse impact of current economic conditions on consumers, as rising unemployment levels increased losses in prime-based residential portfolios and credit cards.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding on an annualized basis managed by the consumer finance division, compared with other retail loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Consumer Finance (a)
Residential mortgages	$9,996	$9,941	3.69%	2.40%	$9,882	$9,943	3.52%	1.65%
Home equity and second mortgages	2,476	2,139	5.93	5.77	2,450	2,015	6.38	5.70
Other retail	591	471	4.70	5.91	561	450	5.96	5.34
Other Retail
Residential mortgages	$14,409	$13,368	.99%	.33%	$14,214	$13,255	.71%	.27%
Home equity and second mortgages	16,892	15,719	1.22	.43	16,848	15,151	.99	.35
Other retail	22,056	21,184	1.87	1.31	22,234	19,692	1.73	1.19
Total Company
Residential mortgages	$24,405	$23,309	2.10%	1.21%	$24,096	$23,198	1.86%	.86%
Home equity and second mortgages	19,368	17,858	1.82	1.07	19,298	17,166	1.68	.98
Other retail	22,647	21,655	1.94	1.41	22,795	20,142	1.83	1.28

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
The following table provides further information on net charge-offs as a percent of average loans outstanding on an annualized basis for the consumer finance division:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Residential mortgages
Sub-prime borrowers	$2,620	$3,070	6.06%	4.28%	$2,726	$3,147	5.79%	3.01%
Other borrowers	7,376	6,871	2.85	1.56	7,156	6,796	2.65	1.02

Total	$9,996	$9,941	3.69%	2.40%	$9,882	$9,943	3.52%	1.65%
Home equity and second mortgages
Sub-prime borrowers	$657	$778	10.87%	10.23%	$685	$813	11.52%	9.69%
Other borrowers	1,819	1,361	4.14	3.22	1,765	1,202	4.39	3.00

Total	$2,476	$2,139	5.93%	5.77%	$2,450	$2,015	6.38%	5.70%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, and considers credit loss protection from loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it is sufficient to cover incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2009, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At September 30, 2009, the allowance for credit losses was $5.0 billion (2.72 percent of total loans and 2.88 percent of loans excluding covered assets), compared with an allowance of $3.6 billion (1.96 percent of total loans and 2.09 percent of loans excluding covered assets) at December 31, 2008. The increase reflected weak economic conditions and the corresponding impact on the commercial, commercial real estate and consumer loan portfolios. It also reflected continued stress in the residential real estate markets.

16	U.S. Bancorp

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Balance at beginning of period	$4,571	$2,648	$3,639	$2,260
Charge-offs
Commercial
Commercial	210	63	510	167
Lease financing	54	29	183	75

Total commercial	264	92	693	242
Commercial real estate
Commercial mortgages	31	9	73	20
Construction and development	159	56	370	76

Total commercial real estate	190	65	443	96
Residential mortgages	130	72	339	152
Retail
Credit card	287	164	791	447
Retail leasing	11	11	39	28
Home equity and second mortgages	92	49	249	130
Other retail	130	91	374	236

Total retail	520	315	1,453	841

Covered assets	1	–	9	–

Total charge-offs	1,105	544	2,937	1,331
Recoveries
Commercial
Commercial	10	6	21	20
Lease financing	10	7	29	19

Total commercial	20	13	50	39
Commercial real estate
Commercial mortgages	1	–	2	1
Construction and development	–	–	1	–

Total commercial real estate	1	–	3	1
Residential mortgages	1	1	3	2
Retail
Credit card	16	15	45	51
Retail leasing	3	2	8	4
Home equity and second mortgages	3	1	7	4
Other retail	19	14	62	43

Total retail	41	32	122	102

Covered assets	1	–	1	–

Total recoveries	64	46	179	144
Net Charge-offs
Commercial
Commercial	200	57	489	147
Lease financing	44	22	154	56

Total commercial	244	79	643	203
Commercial real estate
Commercial mortgages	30	9	71	19
Construction and development	159	56	369	76

Total commercial real estate	189	65	440	95
Residential mortgages	129	71	336	150
Retail
Credit card	271	149	746	396
Retail leasing	8	9	31	24
Home equity and second mortgages	89	48	242	126
Other retail	111	77	312	193

Total retail	479	283	1,331	739

Covered assets	–	–	8	–

Total net charge-offs	1,041	498	2,758	1,187

Provision for credit losses	1,456	748	4,169	1,829
Acquisitions and other changes	–	–	(64)	(4)

Balance at end of period	$4,986	$2,898	$4,986	$2,898

Components
Allowance for loan losses	$4,825	$2,767
Liability for unfunded credit commitments	161	131

Total allowance for credit losses	$4,986	$2,898

Allowance for credit losses as a percentage of
Period-end loans, excluding covered assets	2.88%	1.71%
Nonperforming loans, excluding covered assets	150	222
Nonperforming assets, excluding covered assets	134	194
Annualized net charge-offs, excluding covered assets	121	146
Period-end loans	2.72%	1.71%
Nonperforming loans	125	222
Nonperforming assets	114	194
Annualized net charge-offs	121	146

U.S. Bancorp	17

The ratio of the allowance for credit losses to nonperforming loans was 125 percent (150 percent excluding covered assets) at September 30, 2009, compared with 151 percent (206 percent excluding covered assets) at December 31, 2008, reflecting an increase in nonperforming assets. The ratio of the allowance for credit losses to annualized loan net charge-offs was 121 percent (both including and excluding covered assets) at September 30, 2009, compared with 200 percent of full year 2008 net charge-offs (201 percent excluding covered assets) at December 31, 2008, reflecting an increase in annualized net charge-offs.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2009, no significant change in the amount of residuals or concentration of the portfolios has occurred since December 31, 2008. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALPC policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2009, and December 31, 2008, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The ALPC policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. The up 200 bps scenario resulted in a 5.9 percent decrease in the market value of equity at September 30, 2009, compared with a 7.6 percent decrease at December 31, 2008. The down 200 bps scenario resulted in a 4.3 percent decrease in the market value of equity at

Sensitivity of Net Interest Income

	September 30, 2009						December 31, 2008
	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps
	Immediate		Immediate	Gradual*		Gradual	Immediate		Immediate	Gradual		Gradual

Net interest income		*	.42%		*	.92%		*	.37%		*	1.05%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

18	U.S. Bancorp

September 30, 2009, compared with a 2.8 percent decrease at December 31, 2008.
The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. At September 30, 2009, the duration of assets, liabilities and equity was 1.7 years, 1.8 years and 1.3 years, respectively, compared with 1.6 years, 1.7 years and 1.2 years, respectively, at December 31, 2008. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (“asset and liability management positions”), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt, issued to finance the Company, from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate debt, issued to finance the Company, from floating-rate payments to fixed-rate payments; and
•	To mitigate changes in value of the Company’s mortgage origination pipeline, mortgage loans held for sale and mortgage servicing rights (“MSRs”).
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
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2009, the Company had $9.4 billion of forward commitments to sell mortgage loans hedging $5.7 billion of mortgage loans held for sale and $6.0 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedge activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. These trading activities principally support the risk management processes of the Company’s customers including their management of foreign currency, interest rate risks and funding activities. The Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements over a specified time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. As part of its market risk management approach, the Company sets and monitors VaR limits for each trading portfolio. The Company’s trading VaR did not exceed $3 million during the first

U.S. Bancorp	19

Table 9    Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2009	2008
Tier 1 capital	$21,990	$24,426
As a percent of risk-weighted assets	9.5%	10.6%
As a percent of adjusted quarterly average assets (leverage ratio)	8.6%	9.8%
Total risk-based capital	$30,126	$32,897
As a percent of risk-weighted assets	13.0%	14.3%

nine months of 2009 and $1 million during the first nine months of 2008.

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
During 2008 and 2009, the financial markets have been challenging for many financial institutions. As a result of these market conditions, liquidity premiums widened and many banks experienced liquidity constraints, substantially increased pricing to retain deposits or utilized the Federal Reserve System discount window to secure adequate funding. The Company’s profitable operations, sound credit quality and strong balance sheet have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. As depositors and investors in the wholesale funding markets have migrated to stable financial institutions, the Company has maintained a strong liquidity position. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion on liquidity risk management.
At September 30, 2009, parent company long-term debt outstanding was $13.6 billion, compared with $10.8 billion at December 31, 2008. The $2.8 billion increase was primarily due to the issuances during the first nine months of 2009 of $2.7 billion of medium-term notes guaranteed under the FDIC Temporary Liquidity Guarantee Program and $1.3 billion of notes not guaranteed under this program. These issuances were partially offset by $1.0 billion of medium-term note maturities. At September 30, 2009, there was no parent company debt scheduled to mature during the remainder of 2009, and $4.8 billion scheduled to mature in 2010. During the second quarter of 2009, the Company raised $2.7 billion through the sale of its common stock.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $2.9 billion at September 30, 2009.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. On May 7, 2009, the Federal Reserve completed an assessment of the capital adequacy of the nineteen largest domestic bank holding companies. Based on the results of their capital adequacy assessment, the Federal Reserve projected the Company’s capital would be sufficient under the Federal Reserve’s projected scenarios. Following a $2.7 billion sale of common stock and issuance of $1.0 billion of non-guaranteed medium-term notes, the Company received approval to redeem the $6.6 billion of preferred stock previously issued to the U.S. Department of the Treasury and completed the redemption on June 17, 2009. On July 15, 2009, the Company repurchased the related common stock warrant from the U.S. Department of the Treasury for $139 million.
Table 9 provides a summary of regulatory capital ratios as of September 30, 2009, and December 31, 2008. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $25.2 billion at September 30, 2009, compared with $26.3 billion at December 31, 2008. The decrease was principally the result of the preferred stock redemption and repurchase of the common stock warrant, partially offset by corporate earnings, the proceeds from the public offering of the Company’s common stock and changes in unrealized gains and losses on available-for-sale investment securities and derivatives included in other comprehensive income.

20	U.S. Bancorp

The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common and tangible common equity, as a percent of risk-weighted assets, was 6.8 percent and 6.0 percent, respectively, at September 30, 2009, compared with 5.1 percent and 3.7 percent, respectively, at December 31, 2008. The Company’s tangible common equity divided by tangible assets was 5.4 percent at September 30, 2009, compared with 3.3 percent at December 31, 2008. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares repurchased during the third quarter of 2009 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased during the third quarter of 2009:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
July	13,150	$18.46	19,704,671
August	783	22.27	19,703,888
September	704	22.25	19,703,184

Total	14,637	$18.85	19,703,184

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

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking contributed $29 million of the Company’s net income in the third quarter and $142 million in the first nine months of 2009, or decreases of $253 million (89.7 percent) and $665 million (82.4 percent), respectively, compared with the same periods of 2008. The decreases were primarily driven by higher provision for credit losses and noninterest expense, partially offset by higher net revenue.
Total net revenue increased $51 million (7.0 percent) in the third quarter and $190 million (9.0 percent) in the first nine months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $37 million (7.3 percent) in the third quarter and $143 million (9.7 percent) in the first nine months of 2009, compared with the same periods of 2008, driven by strong growth in deposits and improved spreads on loans, partially offset by the impact of declining rates on the margin benefit of deposits. Noninterest income increased $14 million (6.3 percent) in the third quarter and $47 million (7.3 percent) in the first nine months of 2009, compared with the same periods of 2008. The increases were primarily due to higher treasury management, letters of credit, commercial loan, and capital markets fees, partially offset by declining valuations on equity investments.
Total noninterest expense increased $19 million (7.5 percent) in the third quarter and $49 million (6.3 percent) in the first nine months of 2009, compared with the same periods of 2008, primarily due to higher FDIC deposit insurance expense. The provision for credit losses increased $426 million in the third quarter and $1.2 billion in the first nine months of 2009, compared

U.S. Bancorp	21

Table 10      Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
Three Months Ended September 30			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$542	$505	7.3%	$1,021	$973	4.9%
Noninterest income	237	234	1.3	774	505	53.3
Securities gains (losses), net	–	(11)	*	–	–	–

Total net revenue	779	728	7.0	1,795	1,478	21.4
Noninterest expense	267	248	7.7	886	793	11.7
Other intangibles	6	6	–	22	14	57.1

Total noninterest expense	273	254	7.5	908	807	12.5

Income before provision and income taxes	506	474	6.8	887	671	32.2
Provision for credit losses	460	34	*	480	433	10.9

Income before income taxes	46	440	(89.5)	407	238	71.0
Income taxes and taxable-equivalent adjustment	17	160	(89.4)	148	87	70.1

Net income	29	280	(89.6)	259	151	71.5
Net (income) loss attributable to noncontrolling interests	–	2	*	–	–	–

Net income attributable to U.S. Bancorp	$29	$282	(89.7)	$259	$151	71.5

Average Balance Sheet
Commercial	$38,268	$39,907	(4.1)%	$6,183	$6,943	(10.9)%
Commercial real estate	21,565	19,861	8.6	11,384	11,346	.3
Residential mortgages	83	93	(10.8)	23,938	22,826	4.9
Retail	43	77	(44.2)	44,140	42,131	4.8

Total loans, excluding covered assets	59,959	59,938	–	85,645	83,246	2.9
Covered assets	–	–	–	9,299	–	*

Total loans	59,959	59,938	–	94,944	83,246	14.1
Goodwill	1,475	1,494	(1.3)	3,101	2,420	28.1
Other intangible assets	87	94	(7.4)	1,762	1,853	(4.9)
Assets	63,892	65,119	(1.9)	109,879	93,552	17.5
Noninterest-bearing deposits	17,462	10,867	60.7	13,913	12,293	13.2
Interest checking	13,447	8,861	51.8	20,992	18,677	12.4
Savings products	10,548	6,694	57.6	27,190	20,535	32.4
Time deposits	12,465	14,196	(12.2)	25,098	17,559	42.9

Total deposits	53,922	40,618	32.8	87,193	69,064	26.2
Total U.S. Bancorp shareholders’ equity	5,527	6,468	(14.5)	6,839	5,692	20.2

	Wholesale			Consumer
	Banking			Banking
Nine Months Ended September 30			Percent			Percent
(Dollars in Millions)	2009	2008	Change	2009	2008	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,611	$1,468	9.7%	$3,018	$2,862	5.5%
Noninterest income	695	667	4.2	2,224	1,672	33.0
Securities gains (losses), net	(3)	(22)	86.4	–	–	–

Total net revenue	2,303	2,113	9.0	5,242	4,534	15.6
Noninterest expense	809	764	5.9	2,654	2,327	14.1
Other intangibles	18	14	28.6	69	43	60.5

Total noninterest expense	827	778	6.3	2,723	2,370	14.9

Income before provision and income taxes	1,476	1,335	10.6	2,519	2,164	16.4
Provision for credit losses	1,254	62	*	1,441	1,026	40.4

Income before income taxes	222	1,273	(82.6)	1,078	1,138	(5.3)
Income taxes and taxable-equivalent adjustment	81	466	(82.6)	393	413	(4.8)

Net income	141	807	(82.5)	685	725	(5.5)
Net (income) loss attributable to noncontrolling interests	1	–	*	–	–	–

Net income attributable to U.S. Bancorp	$142	$807	(82.4)	$685	$725	(5.5)

Average Balance Sheet
Commercial	$40,778	$39,402	3.5%	$6,294	$6,827	(7.8)%
Commercial real estate	21,435	18,701	14.6	11,477	11,320	1.4
Residential mortgages	84	88	(4.5)	23,621	22,722	4.0
Retail	58	76	(23.7)	44,396	40,229	10.4

Total loans, excluding covered assets	62,355	58,267	7.0	85,788	81,098	5.8
Covered assets	–	–	–	9,796	–	*

Total loans	62,355	58,267	7.0	95,584	81,098	17.9
Goodwill	1,474	1,402	5.1	3,145	2,419	30.0
Other intangible assets	93	58	60.3	1,607	1,692	(5.0)
Assets	67,046	63,456	5.7	109,475	91,894	19.1
Noninterest-bearing deposits	17,027	10,641	60.0	14,016	12,058	16.2
Interest checking	11,462	8,611	33.1	20,595	18,663	10.4
Savings products	8,442	6,348	33.0	25,699	20,195	27.3
Time deposits	13,514	14,710	(8.1)	26,169	17,953	45.8

Total deposits	50,445	40,310	25.1	86,479	68,869	25.6
Total U.S. Bancorp shareholders’ equity	5,567	6,181	(9.9)	6,866	5,700	20.5

*  Not meaningful

22	U.S. Bancorp

Wealth Management &			Payment			Treasury and				Consolidated
Securities Services			Services			Corporate Support				Company
		Percent			Percent			Percent				Percent
2009	2008	Change	2009	2008	Change	2009	2008	Change		2009	2008	Change
$85	$100	(15.0)%	$299	$244	22.5%	$210	$145	44.8%		$2,157	$1,967	9.7%
299	311	(3.9)	782	765	2.2	77	8		*	2,169	1,823	19.0
–	–	–	–	–	–	(76)	(400)	81.0		(76)	(411)	81.5

384	411	(6.6)	1,081	1,009	7.1	211	(247)		*	4,250	3,379	25.8
208	233	(10.7)	409	346	18.2	189	105	80.0		1,959	1,725	13.6
16	19	(15.8)	50	49	2.0	–	–	–		94	88	6.8

224	252	(11.1)	459	395	16.2	189	105	80.0		2,053	1,813	13.2

160	159	.6	622	614	1.3	22	(352)		*	2,197	1,566	40.3
9	(2)	*	506	283	78.8	1	–		*	1,456	748	94.7

151	161	(6.2)	116	331	(65.0)	21	(352)		*	741	818	(9.4)
55	59	(6.8)	42	120	(65.0)	(126)	(194)	35.1		136	232	(41.4)

96	102	(5.9)	74	211	(64.9)	147	(158)		*	605	586	3.2
–	–	–	(7)	(7)	–	5	(5)		*	(2)	(10)	80.0

$96	$102	(5.9)	$67	$204	(67.2)	$152	$(163)		*	$603	$576	4.7

$1,053	$1,677	(37.2)%	$4,845	$4,866	(.4)%	$873	$1,180	(26.0)%		$51,222	$54,573	(6.1)%
561	513	9.4	–	–	–	319	28		*	33,829	31,748	6.6
381	387	(1.6)	–	–	–	3	3	–		24,405	23,309	4.7
1,568	1,490	5.2	16,472	13,231	24.5	1	1	–		62,224	56,930	9.3

3,563	4,067	(12.4)	21,317	18,097	17.8	1,196	1,212	(1.3)		171,680	166,560	3.1
–	–	–	–	–	–	989	–		*	10,288	–	*

3,563	4,067	(12.4)	21,317	18,097	17.8	2,185	1,212	80.3		181,968	166,560	9.3
1,562	1,562	–	2,316	2,364	(2.0)	–	–	–		8,454	7,840	7.8
249	318	(21.7)	939	994	(5.5)	7	–		*	3,044	3,259	(6.6)
5,921	6,407	(7.6)	25,314	23,152	9.3	59,405	55,393	7.2		264,411	243,623	8.5
4,818	4,438	8.6	538	494	8.9	251	230	9.1		36,982	28,322	30.6
3,691	4,722	(21.8)	86	41	*	2	3	(33.3)		38,218	32,304	18.3
9,281	4,389	*	19	19	–	173	61		*	47,211	31,698	48.9
5,352	3,602	48.6	1	2	(50.0)	1,035	5,856	(82.3)		43,951	41,215	6.6

23,142	17,151	34.9	644	556	15.8	1,461	6,150	(76.2)		166,362	133,539	24.6
2,107	2,248	(6.3)	4,719	4,563	3.4	5,487	3,012	82.2		24,679	21,983	12.3

Wealth Management &			Payment			Treasury and				Consolidated
Securities Services			Services			Corporate Support				Company
		Percent			Percent			Percent				Percent
2009	2008	Change	2009	2008	Change	2009	2008	Change		2009	2008	Change
$266	$302	(11.9)%	$852	$737	15.6%	$609	$336	81.3%		$6,356	$5,705	11.4%
903	1,007	(10.3)	2,195	2,228	(1.5)	212	499	(57.5)		6,229	6,073	2.6
–	–	–	–	–	–	(290)	(703)	58.7		(293)	(725)	59.6

1,169	1,309	(10.7)	3,047	2,965	2.8	531	132		*	12,292	11,053	11.2
656	697	(5.9)	1,092	1,009	8.2	562	351	60.1		5,773	5,148	12.1
50	58	(13.8)	143	147	(2.7)	–	–	–		280	262	6.9

706	755	(6.5)	1,235	1,156	6.8	562	351	60.1		6,053	5,410	11.9

463	554	(16.4)	1,812	1,809	.2	(31)	(219)	85.8		6,239	5,643	10.6
22	1	*	1,449	740	95.8	3	–		*	4,169	1,829	*

441	553	(20.3)	363	1,069	(66.0)	(34)	(219)	84.5		2,070	3,814	(45.7)
160	201	(20.4)	132	387	(65.9)	(331)	(313)	(5.8)		435	1,154	(62.3)

281	352	(20.2)	231	682	(66.1)	297	94		*	1,635	2,660	(38.5)
–	–	–	(19)	(19)	–	(14)	(25)	44.0		(32)	(44)	27.3

$281	$352	(20.2)	$212	$663	(68.0)	$283	$69		*	$1,603	$2,616	(38.7)

$1,208	$1,756	(31.2)%	$4,546	$4,563	(.4)%	$961	$877	9.6%		$53,787	$53,425	.7%
567	533	6.4	–	–	–	174	36		*	33,653	30,590	10.0
388	385	.8	–	–	–	3	3	–		24,096	23,198	3.9
1,543	1,505	2.5	15,526	12,615	23.1	3	1		*	61,526	54,426	13.0

3,706	4,179	(11.3)	20,072	17,178	16.8	1,141	917	24.4		173,062	161,639	7.1
–	–	–	–	–	–	979	–		*	10,775	–	*

3,706	4,179	(11.3)	20,072	17,178	16.8	2,120	917		*	183,837	161,639	13.7
1,562	1,563	(.1)	2,303	2,364	(2.6)	–	–	–		8,484	7,748	9.5
265	337	(21.4)	903	1,015	(11.0)	5	1		*	2,873	3,103	(7.4)
6,072	6,541	(7.2)	24,256	22,033	10.1	58,730	56,926	3.2		265,579	240,850	10.3
4,903	4,316	13.6	534	484	10.3	320	267	19.9		36,800	27,766	32.5
3,765	4,384	(14.1)	82	36	*	2	3	(33.3)		35,906	31,697	13.3
7,400	4,784	54.7	18	19	(5.3)	142	64		*	41,701	31,410	32.8
6,111	3,728	63.9	1	1	–	3,189	6,137	(48.0)		48,984	42,529	15.2

22,179	17,212	28.9	635	540	17.6	3,653	6,471	(43.5)		163,391	133,402	22.5
2,128	2,288	(7.0)	4,576	4,541	.8	7,422	3,217		*	26,559	21,927	21.1

U.S. Bancorp	23

with the same periods of 2008. The unfavorable changes were primarily due to an increase in net charge-offs and deterioration in the credit quality of commercial and commercial real estate loans. Nonperforming assets were $2.5 billion at September 30, 2009, $2.2 billion at June 30, 2009, and $940 million at September 30, 2008. Nonperforming assets as a percentage of period-end loans were 4.22 percent at September 30, 2009, 3.60 percent at June 30, 2009, and 1.51 percent at September 30, 2008. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $259 million of the Company’s net income in the third quarter and $685 million in the first nine months of 2009, or an increase of $108 million (71.5 percent) and a decrease of $40 million (5.5 percent), respectively, compared with the same periods of 2008. Within Consumer Banking, the retail banking division contributed $111 million of the total net income in the third quarter and $254 million in the first nine months of 2009, or decreases of $18 million (14.0 percent) and $370 million (59.3 percent), respectively, from the same periods in the prior year. Mortgage banking contributed $148 million of the business line’s net income in the third quarter and $431 million in the first nine months of 2009, or increases of $126 million and $330 million, respectively, over the same periods in the prior year, reflecting strong mortgage loan production and improved loan sale profitability.
Total net revenue increased $317 million (21.4 percent) in the third quarter and $708 million (15.6 percent) in the first nine months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $48 million (4.9 percent) in the third quarter and $156 million (5.5 percent) in the first nine months of 2009, compared with the same periods of 2008. The year-over-year increases in net interest income were due to increases in average loan and deposit balances, offset by declines in the margin benefit from deposits in a declining interest rate environment. The increases in average loan balances reflected core growth in most loan categories, with the largest increases in retail loans and residential mortgages. In addition, average loan balances increased due to the Downey and PFF acquisitions in the fourth quarter of 2008, reflected primarily in covered assets. The favorable changes in retail loans were principally driven by increases in home equity and federally guaranteed student loan balances. The year-over-year increases in average deposits reflected core increases, primarily within savings and time deposits. In addition, average deposit balances increased due to the Downey and PFF acquisitions in the fourth quarter of 2008. Fee-based noninterest income increased $269 million (53.3 percent) in the third quarter and $552 million (33.0 percent) in the first nine months of 2009, compared with the same periods of 2008. The year-over-year increases in fee-based revenue were driven by higher mortgage banking revenue due to strong mortgage loan production and improved loan sale profitability, an improvement in retail lease residual losses, and higher ATM processing services fees, partially offset by lower deposit service charges.
Total noninterest expense increased $101 million (12.5 percent) in the third quarter and $353 million (14.9 percent) in the first nine months of 2009, compared with the same periods of 2008. The increases included the net addition, including the impact of fourth quarter 2008 acquisitions, of 169 in-store branches and 126 traditional branches at September 30, 2009, compared with September 30, 2008. In addition, the increases in noninterest expense were also attributable to higher FDIC deposit insurance expense, mortgage and ATM volume-related expenses, and higher credit related costs associated with other real estate owned and foreclosures.
The provision for credit losses increased $47 million (10.9 percent) in the third quarter and $415 million (40.4 percent) in the first nine months of 2009, compared with the same periods of 2008. The increases were due to growth in net charge-offs and stress in residential mortgages, home equity and other installment and consumer loan portfolios from a year ago. As a percentage of average loans outstanding on an annualized basis, net charge-offs increased to 1.61 percent in the third quarter of 2009, compared with 1.05 percent in the third quarter of 2008. Commercial and commercial real estate loan net charge-offs increased $41 million and retail loan and residential mortgage net charge-offs increased $125 million in the third quarter of 2009, compared with the third quarter of 2008. Nonperforming assets were $1.2 billion at September 30, 2009, $1.2 billion at June 30, 2009, and $482 million at September 30, 2008. Nonperforming assets as a percentage of period-end loans were 1.28 percent at September 30, 2009, 1.41 percent at June 30, 2009, and .58 percent at September 30, 2008. Refer to the “Corporate Risk Profile” section for further

24	U.S. Bancorp

information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management & Securities Services contributed $96 million of the Company’s net income in the third quarter and $281 million in the first nine months of 2009, or decreases of $6 million (5.9 percent) and $71 million (20.2 percent), respectively, compared with the same periods of 2008. The decreases were primarily attributable to unfavorable equity market conditions relative to a year ago.
Total net revenue decreased $27 million (6.6 percent) in the third quarter and $140 million (10.7 percent) in the first nine months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, decreased $15 million (15.0 percent) in the third quarter and $36 million (11.9 percent) in the first nine months of 2009, compared with the same periods of 2008. The decreases in net interest income were primarily due to the reduction in the margin benefit from deposits partially offset by higher deposit volumes. Noninterest income decreased $12 million (3.9 percent) in the third quarter and $104 million (10.3 percent) in the first nine months of 2009, compared with the same periods of 2008, primarily driven by unfavorable equity market conditions.
Total noninterest expense decreased $28 million (11.1 percent) in the third quarter and $49 million (6.5 percent) in the first nine months of 2009, compared with the same periods of 2008. The decreases in noninterest expense were primarily due to lower compensation and employee benefits expense, litigation-related costs and other intangibles expense, partially offset by higher FDIC deposit insurance expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services’ offerings are highly inter-related with banking products and services of the other lines of business and rely on access to the bank subsidiary’s settlement network, lower cost funding available to the Company, cross-selling opportunities and operating efficiencies. Payment Services contributed $67 million of the Company’s net income in the third quarter and $212 million in the first nine months of 2009, or decreases of $137 million (67.2 percent) and $451 million (68.0 percent), respectively, compared with the same periods of 2008. The decreases were primarily due to a higher provision for credit losses.
Total net revenue increased $72 million (7.1 percent) in the third quarter and $82 million (2.8 percent) in the first nine months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $55 million (22.5 percent) in the third quarter and $115 million (15.6 percent) in the first nine months of 2009, compared with the same periods of 2008, primarily due to growth in credit card loan balances partially offset by the cost of rebates on the government card program. Noninterest income increased $17 million (2.2 percent) in the third quarter and decreased $33 million (1.5 percent) in the first nine months of 2009, compared with the same periods of 2008. The increase in the third quarter of 2009 over the same period in 2008 was due to higher corporate payment products revenue and income from other payments related initiatives. The decline in the first nine months of 2009 compared to the same period in 2008 was driven by lower transaction volumes.
Total noninterest expense increased $64 million (16.2 percent) in the third quarter and $79 million (6.8 percent) in the first nine months of 2009, compared with the same periods of 2008, due to marketing and business development expense related to new credit card products.
The provision for credit losses increased $223 million (78.8 percent) in the third quarter and $709 million (95.8 percent) in the first nine months of 2009, compared with the same periods of 2008, due to higher net charge-offs, retail credit card portfolio growth, higher delinquency rates and changing economic conditions from a year ago. As a percentage of average loans outstanding, net charge-offs were 6.29 percent in the third quarter of 2009, compared with 4.11 percent in the third quarter of 2008.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $152 million in the third quarter and $283 million in the first nine months of 2009, compared with a loss of $163 million in the third quarter and net income of $69 million in the first nine months of 2008.

U.S. Bancorp	25

Total net revenue increased $458 million in the third quarter and $399 million in the first nine months of 2009, compared with the same periods of 2008. Net interest income, on a taxable-equivalent basis, increased $65 million (44.8 percent) in the third quarter and $273 million (81.3 percent) in the first nine months of 2009, compared with the same periods of 2008, reflecting the impact of the declining rate environment, wholesale funding decisions and the Company’s asset/liability position. Noninterest income increased $393 million in the third quarter and $126 million in the first nine months of 2009, compared with the same periods of 2008. The increase in noninterest income in the third quarter of 2009, compared with the third quarter of 2008, was primarily due to lower net securities losses. The increase in noninterest income for the first nine months of 2009, compared with the same period of a year ago, was primarily due to lower impairment charges on structured investment related securities, a gain on a corporate real estate transaction, and higher gains on the sale of investment securities in 2009, partially offset by the net impact of the 2008 Visa Gain and impairments on preferred securities and non-agency mortgage-backed securities in 2009.
Total noninterest expense increased $84 million (80.0 percent) in the third quarter and $211 million (60.1 percent) in the first nine months of 2009, compared with the same periods of 2008. The increases in noninterest expense were driven by increased litigation, costs related to affordable housing and other tax advantaged projects, and higher acquisition integration costs. In addition, the increase for the first nine months of 2009 was due to an FDIC special assessment recorded in the second quarter of 2009.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 12.4 percent in the third quarter and 14.9 percent in the first nine months of 2009, compared with 25.3 percent in the third quarter and 28.5 percent in the first nine months of 2008. The year-over-year decreases in the effective tax rate reflected the marginal impact of lower pre-tax income and the relative level of tax-exempt income and tax-advantaged investments.

NON-REGULATORY CAPITAL RATIOS

In addition to capital ratios defined by banking regulators, the Company considers other ratios when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tier 1 common equity to risk-weighted assets, and
•	Tangible common equity to risk-weighted assets.
These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies among different financial services companies. These ratios are not determined in accordance with generally accepted accounting principals (“GAAP”) and are not defined in federal banking regulations. These non-regulatory capital ratios disclosed by the Company may be considered non-GAAP financial measures.
Despite the importance of these non-regulatory capital ratios to the Company, there are no standardized definitions for them, and, as a result, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.
The following table shows the Company’s calculation of the non-regulatory capital ratios:

	September 30,	December 31,
(Dollars in Millions)	2009	2008
Total equity	$25,880	$27,033
Preferred stock	(1,500)	(7,931)
Noncontrolling interests	(709)	(733)
Goodwill (net of deferred tax liability)	(8,161)	(8,153)
Intangible assets, other than mortgage servicing rights	(1,604)	(1,640)

Tangible common equity (a)	13,906	8,576
Tier 1 capital, determined in accordance with prescribed regulatory requirements	21,990	24,426
Trust preferred securities	(4,024)	(4,024)
Preferred stock	(1,500)	(7,931)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(692)	(693)

Tier 1 common equity (b)	15,774	11,778
Total assets	265,058	265,912
Goodwill (net of deferred tax liability)	(8,161)	(8,153)
Intangible assets, other than mortgage servicing rights	(1,604)	(1,640)

Tangible assets (c)	255,293	256,119
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	231,993	230,628
Ratios
Tangible common equity to tangible assets (a)/(c)	5.4%	3.3%
Tier 1 common equity to risk-weighted assets (b)/(d)	6.8	5.1
Tangible common equity to risk-weighted assets (a)/(d)	6.0	3.7

26	U.S. Bancorp

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

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$5,016	$6,859
Investment securities
Held-to-maturity (fair value $49 and $54, respectively)	48	53
Available-for-sale	42,288	39,468
Loans held for sale (included $5,674 and $2,728 of mortgage loans carried at fair value, respectively)	6,030	3,210
Loans
Commercial	50,712	56,618
Commercial real estate	33,896	33,213
Residential mortgages	24,947	23,580
Retail	63,642	60,368

Total loans, excluding covered assets	173,197	173,779
Covered assets	9,859	11,450

Total loans	183,056	185,229
Less allowance for loan losses	(4,825)	(3,514)

Net loans	178,231	181,715
Premises and equipment	2,251	1,790
Goodwill	8,597	8,571
Other intangible assets	3,158	2,834
Other assets	19,439	21,412

Total assets	$265,058	$265,912

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$34,250	$37,494
Interest-bearing	104,950	85,886
Time deposits greater than $100,000	30,555	35,970

Total deposits	169,755	159,350
Short-term borrowings	28,166	33,983
Long-term debt	33,249	38,359
Other liabilities	8,008	7,187

Total liabilities	239,178	238,879
Shareholders’ equity
Preferred stock	1,500	7,931
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/09 — 2,125,725,742 shares and 12/31/08 — 1,972,643,007 shares	21	20
Capital surplus	8,308	5,830
Retained earnings	23,629	22,541
Less cost of common stock in treasury: 9/30/09 — 213,637,356 shares; 12/31/08 — 217,610,679 shares	(6,534)	(6,659)
Accumulated other comprehensive income (loss)	(1,753)	(3,363)

Total U.S. Bancorp shareholders’ equity	25,171	26,300
Noncontrolling interests	709	733

Total equity	25,880	27,033

Total liabilities and equity	$265,058	$265,912

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008
Interest Income
Loans	$2,373	$2,487	$7,068	$7,476
Loans held for sale	87	52	221	174
Investment securities	374	478	1,210	1,507
Other interest income	23	40	65	120

Total interest income	2,857	3,057	8,564	9,277
Interest Expense
Deposits	299	425	937	1,489
Short-term borrowings	138	276	412	861
Long-term debt	313	423	1,007	1,316

Total interest expense	750	1,124	2,356	3,666

Net interest income	2,107	1,933	6,208	5,611
Provision for credit losses	1,456	748	4,169	1,829

Net interest income after provision for credit losses	651	1,185	2,039	3,782
Noninterest Income
Credit and debit card revenue	267	269	782	783
Corporate payment products revenue	181	179	503	517
Merchant processing services	300	300	836	880
ATM processing services	103	94	309	271
Trust and investment management fees	293	329	891	1,014
Deposit service charges	256	286	732	821
Treasury management fees	141	128	420	389
Commercial products revenue	157	132	430	361
Mortgage banking revenue	276	61	817	247
Investment products fees and commissions	27	37	82	110
Securities gains (losses), net
Realized gains (losses), net	1	–	126	16
Total other-than-temporary impairment	(148)	(411)	(860)	(741)
Portion of other-than-temporary impairment recognized in other comprehensive income	71	–	441	–

Total securities gains (losses), net	(76)	(411)	(293)	(725)
Other	168	8	427	680

Total noninterest income	2,093	1,412	5,936	5,348
Noninterest Expense
Compensation	769	763	2,319	2,269
Employee benefits	134	125	429	391
Net occupancy and equipment	203	199	622	579
Professional services	63	61	174	167
Marketing and business development	137	75	273	220
Technology and communications	175	153	487	442
Postage, printing and supplies	72	73	218	217
Other intangibles	94	88	280	262
Other	406	276	1,251	863

Total noninterest expense	2,053	1,813	6,053	5,410

Income before income taxes	691	784	1,922	3,720
Applicable income taxes	86	198	287	1,060

Net income	605	586	1,635	2,660
Net income attributable to noncontrolling interests	(2)	(10)	(32)	(44)

Net income attributable to U.S. Bancorp	$603	$576	$1,603	$2,616

Net income applicable to U.S. Bancorp common shareholders	$583	$557	$1,223	$2,560

Earnings per common share	$.31	$.32	$.67	$1.47
Diluted earnings per common share	$.30	$.32	$.66	$1.46
Dividends declared per common share	$.050	$.425	$.150	$1.275
Average common shares outstanding	1,908	1,743	1,832	1,738
Average diluted common shares outstanding	1,917	1,756	1,840	1,753

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
								Total
							Other	U.S. Bancorp
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interests	Equity
Balance December 31, 2007	1,728	$1,000	$20	$5,749	$22,693	$(7,480)	$(936)	$21,046	$780	$21,826
Net income					2,616			2,616	44	2,660
Changes in unrealized gains and losses on securities available-for-sale							(2,156)	(2,156)		(2,156)
Unrealized gain on derivatives							1	1		1
Foreign currency translation							(37)	(37)		(37)
Realized loss on derivatives							(15)	(15)		(15)
Reclassification for realized losses							763	763		763
Change in retirement obligation							6	6		6
Income taxes							546	546		546

Total comprehensive income								1,724	44	1,768
Preferred stock dividends					(53)			(53)		(53)
Common stock dividends					(2,224)			(2,224)		(2,224)
Issuance of preferred stock		500		(9)				491		491
Issuance of common and treasury stock	28			(80)		880		800		800
Purchase of treasury stock	(2)					(90)		(90)		(90)
Net other changes in noncontrolling interests								–	(76)	(76)
Stock option and restricted stock grants				(14)				(14)		(14)
Shares reserved to meet deferred compensation obligations						(5)		(5)		(5)

Balance September 30, 2008	1,754	$1,500	$20	$5,646	$23,032	$(6,695)	$(1,828)	$21,675	$748	$22,423

Balance December 31, 2008	1,755	$7,931	$20	$5,830	$22,541	$(6,659)	$(3,363)	$26,300	$733	$27,033
Change in accounting principle					141		(141)	–		–
Net income					1,603			1,603	32	1,635
Changes in unrealized gains and losses on securities available-for-sale							2,569	2,569		2,569
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(441)	(441)		(441)
Unrealized gain on derivatives							375	375		375
Foreign currency translation							25	25		25
Reclassification for realized losses							297	297		297
Income taxes							(1,074)	(1,074)		(1,074)

Total comprehensive income								3,354	32	3,386
Redemption of preferred stock		(6,599)						(6,599)		(6,599)
Repurchase of common stock warrant				(139)				(139)		(139)
Preferred stock dividends and discount accretion		168			(377)			(209)		(209)
Common stock dividends					(279)			(279)		(279)
Issuance of common and treasury stock	157		1	2,561		129		2,691		2,691
Purchase of treasury stock						(4)		(4)		(4)
Net other changes in noncontrolling interests								–	(12)	(12)
Distributions to noncontrolling interests								–	(44)	(44)
Stock option and restricted stock grants				56				56		56

Balance September 30, 2009	1,912	$1,500	$21	$8,308	$23,629	$(6,534)	$(1,753)	$25,171	$709	$25,880

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
(Dollars in Millions)	September 30,
(Unaudited)	2009	2008
Operating Activities
Net cash provided by operating activities	$4,220	$4,046
Investing Activities
Proceeds from sales of available-for-sale investment securities	4,622	2,084
Proceeds from maturities of investment securities	5,743	3,800
Purchases of investment securities	(10,220)	(3,413)
Net (increase) decrease in loans outstanding	113	(11,871)
Proceeds from sales of loans	2,226	115
Purchases of loans	(3,598)	(2,862)
Acquisitions, net of cash acquired	220	637
Other, net	839	(291)

Net cash used in investing activities	(55)	(11,801)
Financing Activities
Net increase in deposits	10,179	5,280
Net increase (decrease) in short-term borrowings	(5,817)	4,980
Proceeds from issuance of long-term debt	5,032	8,533
Principal payments or redemption of long-term debt	(10,167)	(11,700)
Proceeds from issuance of preferred stock	–	491
Proceeds from issuance of common stock	2,688	658
Redemption of preferred stock	(6,599)	–
Repurchase of common stock warrant	(139)	–
Cash dividends paid on preferred stock	(256)	(49)
Cash dividends paid on common stock	(929)	(2,204)

Net cash provided by (used in) financing activities	(6,008)	5,989

Change in cash and due from banks	(1,843)	(1,766)
Cash and due from banks at beginning of period	6,859	8,884

Cash and due from banks at end of period	$5,016	$7,118

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

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

32	U.S. Bancorp

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

Noncontrolling Interests Effective January 1, 2009, the Company adopted accounting guidance issue by the FASB which changes the accounting and reporting for third-party ownership interests in the Company’s consolidated subsidiaries. Under the new guidance, these interests are characterized as noncontrolling interests and classified as a component of equity, separate from U.S. Bancorp’s own equity. In addition, the amount of net income attributable to the entity and to the noncontrolling interests is required to be shown separately on the consolidated statement of income. Upon adoption of this guidance, the Company reclassified $733 million in noncontrolling interests from other liabilities to equity and reclassified noncontrolling interests’ share of net income from other noninterest expense to income attributable to noncontrolling interests.

Accounting for Transfers of Financial Assets In June 2009, the FASB issued accounting guidance, effective for the Company January 1, 2010, related to the transfer of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. In addition, the guidance provides clarification of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The guidance also requires additional disclosure about transfers of financial assets and a transferor’s continuing involvement with transferred assets. The Company expects the adoption of this guidance will not be significant to its financial statements.

Variable Interest Entities In June 2009, the FASB issued accounting guidance, effective for the Company January 1, 2010, related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The Company is currently assessing the impact of this guidance on its financial statements.

U.S. Bancorp	33

Note 3    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	September 30, 2009					December 31, 2008
			Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Losses	Value
Held-to-maturity (a)
Agency residential mortgage-backed securities	$4	$–	$–	$–	$4	$5	$–	$–	$5
Obligations of state and political subdivisions	34	2	–	(1)	35	38	2	(1)	39
Other debt securities	10	–	–	–	10	10	–	–	10

Total held-to-maturity	$48	$2	$–	$(1)	$49	$53	$2	$(1)	$54

Available-for-sale (b)
U.S. Treasury and agencies	$3,326	$15	$–	$(15)	$3,326	$664	$18	$–	$682
Mortgage-backed securities
Residential
Agency	26,464	617	–	(72)	27,009	26,512	426	(410)	26,528
Non-agency
Prime (c)	2,289	6	(108)	(158)	2,029	3,160	–	(729)	2,431
Non-prime	1,428	10	(298)	(127)	1,013	1,574	3	(423)	1,154
Commercial	14	–	(1)	–	13	17	–	–	17
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	205	10	(8)	–	207	101	1	(11)	91
Other	520	10	(134)	(10)	386	533	7	(14)	526
Obligations of state and political subdivisions	6,671	88	–	(74)	6,685	7,220	4	(808)	6,416
Obligations of foreign governments	6	–	–	–	6	7	–	–	7
Corporate debt securities	1,229	–	–	(325)	904	1,238	–	(482)	756
Perpetual preferred securities	498	44	–	(97)	445	777	1	(387)	391
Other investments	259	7	–	(1)	265	480	–	(11)	469

Total available-for-sale	$42,909	$807	$(549)	$(879)	$42,288	$42,283	$460	$(3,275)	$39,468

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The weighted-average maturity of the available-for-sale investment securities was 5.6 years at September 30, 2009, compared with 7.7 years at December 31, 2008. The corresponding weighted-average yields were 3.85 percent and 4.56 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at September 30, 2009, and 8.5 years at December 31, 2008. The corresponding weighted-average yields were 5.29 percent and 5.78 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at September 30, 2009, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $30.3 billion at September 30, 2009, and $33.4 billion at December 31, 2008, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $8.5 billion at September 30, 2009, and $9.5 billion at December 31, 2008, respectively.

34	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Taxable	$300	$398	$984	$1,268
Non-taxable	74	80	226	239

Total interest income from investment securities	$374	$478	$1,210	$1,507

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Realized gains	$1	$–	$128	$16
Realized losses	–	–	(2)	–

Net realized gains (losses)	$1	$–	$126	$16

Income tax (benefit) on realized gains (losses)	$–	$–	$48	$6

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
Changes in the amortized cost and accretable balance of the securities that evidenced credit deterioration at the time of acquisition were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Amortized Cost of				Amortized Cost of
	Accretable Balance		Debt Securities		Accretable Balance		Debt Securities
(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Balance at beginning of period	$174	$191	$569	$1,055	$349	$105	$508	$2,427
Impact of other-than-temporary impairment accounting change	–	–	–	–	(124)	–	124	–

Adjusted balance at beginning of period	174	191	569	1,055	225	105	632	2,427
Purchases (a)	–	–	–	7	–	49	–	141
Payments received	–	–	(30)	(60)	–	–	(50)	(205)
Impairment writedowns	–	(57)	(10)	(105)	–	126	(55)	(410)
Accretion	(1)	(14)	1	14	(3)	(29)	3	29
Transfers in/(out) (b)	3	–	–	–	(46)	(131)	–	(1,071)

Balance at end of period	$176	$120	$530	$911	$176	$120	$530	$911

(a)	Represents the fair value of the securities at acquisition.
(b)	Represents investment securities that did not evidence credit deterioration at acquisition date, received in exchange for SIVs or investment securities with changes in projected future cash flows.
The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the securities. To determine whether perpetual preferred securities are other-than-temporarily impaired, the Company considers the issuer’s credit ratings, historical financial performance and strength, the ability to sustain earnings, and other factors such as market presence and management experience.

U.S. Bancorp	35

The following table summarizes other-than-temporary impairment by investment category:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Credit			Credit
	Losses	Losses	Total	Losses	Losses	Total
	Recorded in	Other than	Losses	Recorded in	Other than	Losses
(Dollars in Millions)	Earnings	Credit	Recognized	Earnings	Credit	Recognized
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$(23)	$(24)	$(9)	$(152)	$(161)
Non-prime	(41)	(45)	(86)	(118)	(244)	(362)
Commercial	–	–	–	(1)	(1)	(2)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	(6)	(7)	(13)	(11)	(7)	(18)
Other	(9)	4	(5)	(50)	(37)	(87)
Corporate debt securities	(4)	–	(4)	(7)	–	(7)
Perpetual preferred securities	(16)	–	(16)	(223)	–	(223)

Total available-for-sale	$(77)	$(71)	$(148)	$(419)	$(441)	$(860)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company determined the other-than-temporary impairment recorded in earnings for securities other than perpetual preferred securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used for the third quarter of 2009 for those debt securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	6%	15%	13%	5%	15%	7%
Lifetime probability of default rates	–	10	1	1	20	9
Lifetime loss severity rates	38	69	49	10	79	56

Changes in the amount of unrealized losses on non-agency mortgage-backed securities, including SIV-related investments, and other debt securities attributed to credit loss are summarized as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	September 30, 2009	September 30, 2009
Balance at beginning of period	$400	$299
Credit losses on securities not previously considered other-than-temporarily impaired	17	92
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	44	104
Increases in expected cash flows	(2)	(29)
Realized losses	(3)	(10)
Credit losses on security sales	(1)	(1)

Balance at end of period	$455	$455

36	U.S. Bancorp

At September 30, 2009, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at September 30, 2009:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Obligations of state and political subdivisions	$–	$–	$10	$(1)	$10	$(1)

Total held-to-maturity	$–	$–	$10	$(1)	$10	$(1)

Available-for-sale
U.S. Treasury and agencies	$1,747	$(15)	$1	$–	$1,748	$(15)
Mortgage-backed securities
Residential
Agency	4,839	(30)	4,005	(42)	8,844	(72)
Non-agency
Prime	31	(6)	1,933	(260)	1,964	(266)
Non-prime	348	(128)	604	(297)	952	(425)
Commercial	9	(1)	–	–	9	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	25	(2)	3	(6)	28	(8)
Other	317	(135)	16	(9)	333	(144)
Obligations of state and political subdivisions	6	–	2,486	(74)	2,492	(74)
Corporate debt securities	21	(12)	883	(313)	904	(325)
Perpetual preferred securities	4	(1)	335	(96)	339	(97)
Other investments	–	–	3	(1)	3	(1)

Total available-for-sale	$7,347	$(330)	$10,269	$(1,098)	$17,616	$(1,428)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either corporate debt or non-agency mortgage-backed securities issued with high investment grade credit ratings and limited credit exposure. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At September 30, 2009, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

U.S. Bancorp	37

Note 4    Loans

The composition of the loan portfolio was as follows:

	September 30, 2009		December 31, 2008
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$44,166	24.1%	$49,759	26.9%
Lease financing	6,546	3.6	6,859	3.7

Total commercial	50,712	27.7	56,618	30.6
Commercial real estate
Commercial mortgages	24,649	13.5	23,434	12.6
Construction and development	9,247	5.0	9,779	5.3

Total commercial real estate	33,896	18.5	33,213	17.9
Residential mortgages
Residential mortgages	19,634	10.7	18,232	9.8
Home equity loans, first liens	5,313	2.9	5,348	2.9

Total residential mortgages	24,947	13.6	23,580	12.7
Retail
Credit card	16,402	9.0	13,520	7.3
Retail leasing	4,696	2.6	5,126	2.8
Home equity and second mortgages	19,427	10.6	19,177	10.3
Other retail
Revolving credit	3,428	1.9	3,205	1.7
Installment	5,532	3.0	5,525	3.0
Automobile	9,426	5.1	9,212	5.0
Student	4,731	2.6	4,603	2.5

Total other retail	23,117	12.6	22,545	12.2

Total retail	63,642	34.8	60,368	32.6

Total loans, excluding covered assets	173,197	94.6	173,779	93.8
Covered Assets	9,859	5.4	11,450	6.2

Total loans	$183,056	100.0%	$185,229	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion at September 30, 2009, and $1.5 billion at December 31, 2008.
Covered assets represent assets acquired from the FDIC subject to loss sharing agreements and included expected reimbursements from the FDIC of approximately $1.9 billion at September 30, 2009, and $2.4 billion at December 31, 2008. The carrying amount of the covered assets consisted of loans subject to specialized accounting rules related to purchased impaired loans (“purchased impaired loans”), loans not subject to those rules, and other assets as shown in the following table:

	September 30, 2009				December 31, 2008
	Purchased				Purchased
	impaired	Other	Other		impaired	Other	Other
(Dollars in Millions)	loans	loans	Assets	Total	loans	loans	Assets	Total
Residential mortgage loans	$4,925	$1,745	$–	$6,670	$5,763	$2,022	$–	$7,785
Commercial real estate loans	435	436	–	871	427	455	–	882
Commercial loans	–	86	–	86	–	127	–	127
Foreclosed real estate	–	–	310	310	–	–	274	274
Losses reimbursable by the FDIC	–	–	1,922	1,922	–	–	2,382	2,382

Total	$5,360	$2,267	$2,232	$9,859	$6,190	$2,604	$2,656	$11,450

At September 30, 2009, $260 million of the purchased impaired loans in covered assets were classified as nonperforming assets, compared with $298 million at December 31, 2008, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans in covered assets through

38	U.S. Bancorp

accretion of the difference between the carrying amount of those loans and their expected cash flows. The allowance for credit losses related to purchased impaired loans represents only credit deterioration subsequent to acquisition date because they were recorded at fair value, including expected credit losses, at acquisition. There has not been any significant credit deterioration since that date. The Company also classified approximately $.1 billion of loans not subject to loss sharing agreements as purchased impaired loans.
Changes in the accretable balance for purchased impaired loans were as follows for the three and nine months ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in Millions)	2009	2009
Balance at beginning of period	$2,074	$2,719
Accretion	(82)	(265)
Disposals	(3)	(50)
Reclassifications (to) from nonaccretable difference, net	94	(139)
Other, including purchase accounting adjustments	(17)	(199)

Balance at end of period	$2,066	$2,066

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
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”) as defined by applicable authoritative accounting guidance. Generally, a VIE is a corporation, partnership, trust or any other legal structure that does not have equity investors with substantive voting rights or has equity investors that do not have sufficient equity at risk for the entity to independently finance its activities. The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing, development entities that provide capital for communities located in low-income districts and historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers a pool of tax credit investments. These entities are consolidated by the Company as it continues to absorb the majority of the entities’ expected losses.
The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, initially funded by the conduit’s issuance of commercial paper. These investment securities include primarily (i) non-agency asset-backed securities, which are guaranteed by third-party insurers, and (ii) collateralized mortgage obligations. The conduit held assets of $.7 billion at September 30, 2009, compared with $.8 billion at December 31, 2008. During 2008, the conduit ceased issuing commercial paper and began to draw upon a Company-provided liquidity facility to replace outstanding commercial paper as it matured. The Company determined its liquidity facility variable interest does not absorb the majority of the variability of the conduit’s cash flows or fair value because of third-party insurance protection. As a result, the Company is not the primary beneficiary of the conduit and, therefore, does not consolidate the conduit. At September 30, 2009, the amount advanced to the conduit under the liquidity facility was $.7 billion, compared with $.9 billion at December 31, 2008, and was recorded on the Company’s balance sheet in commercial loans. Proceeds from the conduit’s investment securities will be used to repay draws on the liquidity facility. The Company believes there is sufficient collateral to repay all liquidity facility advances.
The Company consolidates VIEs in which it is the primary beneficiary. At September 30, 2009, approximately $470 million of total assets related to various VIEs were consolidated by the Company in its financial statements, compared with $479 million at December 31, 2008. Creditors of these VIEs have no recourse to the general credit of the Company. The Company is not required to consolidate other VIEs as it is not the primary beneficiary. In such

U.S. Bancorp	39

cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company’s investments in unconsolidated VIEs, other than the off-balance sheet conduit, ranged from less than $1 million to $49 million, with an aggregate amount of approximately $2.2 billion at September 30, 2009, and from less than $1 million to $55 million, with an aggregate amount of $2.1 billion at December 31, 2008. While the Company believes potential losses from these investments is remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $4.5 billion at September 30, 2009, compared with $3.9 billion at December 31, 2008, if all of the separate investments within the individual private funds were to become worthless and the community-based business and housing projects, and related tax credits completely failed and did not meet certain government compliance requirements.

Note 6    Mortgage Servicing Rights

The Company serviced $145.0 billion of residential mortgage loans for others at September 30, 2009, and $120.3 billion at December 31, 2008. The net impact included in mortgage banking revenue of assumption changes on the fair value of mortgage servicing rights (“MSRs”) and fair value changes of derivatives used to offset MSR value changes was a $67 million net gain and $25 million net loss for the three months ended September 30, 2009 and 2008, respectively, and a $114 million net gain and $52 million net loss for the nine months ended September 30, 2009 and 2008, respectively. Loan servicing fees, not including valuation changes included in mortgage banking revenue, were $131 million and $102 million for the three months ended September 30, 2009 and 2008, respectively, and $374 million and $295 million for the nine months ended September 30, 2009 and 2008, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Balance at beginning of period	$1,482	$1,731	$1,194	$1,462
Rights purchased	16	6	91	23
Rights capitalized	254	127	686	406
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	(118)	(56)	(122)	43
Other changes in fair value (b)	(80)	(58)	(295)	(184)

Balance at end of period	$1,554	$1,750	$1,554	$1,750

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at September 30, 2009, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$(20)	$(17)	$(1)	$(4)

Note 7    Preferred Stock

At September 30, 2009 and December 31, 2008, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	September 30, 2009		December 31, 2008
	Shares Issued	Carrying	Shares Issued	Carrying
(Dollars in Millions)	and Outstanding	Amount	and Outstanding	Amount
Series B	40,000	$1,000	40,000	$1,000
Series D	20,000	500	20,000	500
Series E	–	–	6,599,000	6,431

Total preferred stock (a)	60,000	$1,500	6,659,000	$7,931

(a)	The par value of all shares issued and outstanding at September 30, 2009 and December 31, 2008, was $1.00 a share.
On November 14, 2008, the Company issued 6.6 million shares of Series E Fixed Rate Cumulative Perpetual Preferred Stock (the “Series E Preferred Stock”) and a warrant to purchase 33 million shares of the Company’s

40	U.S. Bancorp

common stock, at a price of $30.29 per common share, to the U.S. Department of the Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008 for proceeds of $6.6 billion. The Company allocated $172 million of the proceeds to the warrant, with the resulting discount on the Series E Preferred Stock being accreted over five years and reported as a reduction to income applicable to common equity over that period. On June 17, 2009, the Company redeemed the Series E Preferred Stock. The Company included in its computation of earnings per diluted common share for the first nine months of 2009 the impact of a deemed dividend of $154 million, representing the unaccreted preferred stock discount remaining on the redemption date. On July 15, 2009, the Company repurchased the warrant from the U.S. Department of the Treasury for $139 million.
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
For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 8    Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2009	2008	2009	2008
Net income attributable to U.S. Bancorp	$603	$576	$1,603	$2,616
Preferred dividends	(19)	(19)	(209)	(53)
Accretion of preferred stock discount	–	–	(14)	–
Deemed dividend on preferred stock redemption	–	–	(154)	–
Earnings allocated to participating stock awards	(1)	–	(3)	(3)

Net income applicable to U.S. Bancorp common shareholders	$583	$557	$1,223	$2,560

Average common shares outstanding	1,908	1,743	1,832	1,738
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	9	13	8	15

Average diluted common shares outstanding	1,917	1,756	1,840	1,753

Earnings per common share	$.31	$.32	$.67	$1.47
Diluted earnings per common share	$.30	$.32	$.66	$1.46

Options outstanding at September 30, 2009 to purchase 70 million and 75 million common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, because they were antidilutive. Options outstanding at September 30, 2008 to purchase 35 million and 27 million common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, because they were antidilutive.

U.S. Bancorp	41

Note 9    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$20	$19	$1	$1	$60	$57	$4	$4
Interest cost	38	35	2	3	114	105	8	9
Expected return on plan assets	(54)	(56)	(1)	(1)	(161)	(168)	(4)	(4)
Prior service (credit) cost and transition (asset) obligation amortization	(2)	(1)	–	–	(5)	(4)	–	–
Actuarial (gain) loss amortization	13	8	(1)	(1)	37	24	(5)	(3)

Net periodic benefit cost	$15	$5	$1	$2	$45	$14	$3	$6

Note 10    Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Federal
Current	$327	$525	$1,011	$1,344
Deferred	(282)	(378)	(802)	(462)

Federal income tax	45	147	209	882
State
Current	67	81	152	214
Deferred	(26)	(30)	(74)	(36)

State income tax	41	51	78	178

Total income tax provision	$86	$198	$287	$1,060

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Tax at statutory rate (35 percent)	$242	$274	$673	$1,302
State income tax, at statutory rates, net of federal tax benefit	27	33	51	115
Tax effect of
Tax credits	(134)	(72)	(285)	(212)
Tax-exempt income	(52)	(44)	(150)	(129)
Noncontrolling interests	(1)	(3)	(11)	(15)
Other items	4	10	9	(1)

Applicable income taxes	$86	$198	$287	$1,060

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2009, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $652 million at September 30, 2009, and $1.1 billion at December 31, 2008.

42	U.S. Bancorp

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
Of the Company’s $46.2 billion of total notional amount of asset and liability management positions at September 30, 2009, $17.0 billion was designated as a fair value or cash flow hedge. When a derivative is designated as either a fair value or cash flow hedge, the Company performs an assessment, at inception and quarterly thereafter to determine the effectiveness of the derivative in offsetting changes in the value of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the nine months ended September 30, 2009, and the change in fair value attributed to hedge ineffectiveness was not material.
The Company also uses forward commitments to sell specified amounts of certain foreign currencies and foreign denominated debt to hedge the volatility of its investment in foreign operations as driven by fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the third quarter and first nine months of 2009 was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until income from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At September 30, 2009, the Company had $415 million of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2009 and the next 12 months is a loss of $37 million and $147 million, respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the nine months ended September 30, 2009, and the change in fair value attributed to hedge ineffectiveness was not material.

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

U.S. Bancorp	43

The following table summarizes the derivative positions of the Company at September 30, 2009:

	Asset Derivatives			Liability Derivatives
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
Asset and Liability Management Positions
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$5,930	$157	25.09	$350	$–	3.42
Foreign exchange cross-currency swaps	1,884	288	7.08	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	8,863	698	3.55
Net investment hedges
Foreign exchange forward contracts (a)	–	–	–	548	3	.08
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	11,816	115	.05	18	–	.12
Sell	191	–	.20	9,254	130	.10
Options
Purchased	1,600	–	.6	–	–	–
Written	2,750	34	.09	5	–	.13
Foreign exchange forward contracts	117	–	.08	288	2	.08
Equity contracts	45	2	1.05	–	–	–
Credit contracts	885	3	3.78	1,683	2	2.87
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	20,691	1,081	4.50	318	7	7.12
Pay fixed/receive floating swaps	619	10	7.47	20,388	1,053	4.50
Options
Purchased	1,661	19	1.86	256	24	1.15
Written	348	23	.92	1,569	19	1.95
Foreign exchange rate contracts
Forwards, spots and swaps (a)	5,510	250	.48	5,504	234	.48
Options
Purchased	361	13	.75	–	–	–
Written	–	–	–	361	13	.75

Total fair value of derivative positions		1,995			2,185
Netting (b)		(473)			(1,283)

Total		$1,522			$902

(a)	Reflects the net of long and short positions.
(b)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At September 30, 2009, the amount of cash collateral posted by counterparties that was netted against derivative assets was $148 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $957 million.
Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

44	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from other comprehensive income (loss) into earnings:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
		Gains (Losses)		Gains (Losses)
	Gains (Losses)	Reclassified from	Gains (Losses)	Reclassified from
	Recognized in Other	Other Comprehensive	Recognized in Other	Other Comprehensive
	Comprehensive	Income (Loss)	Comprehensive	Income (Loss)
(Dollars in Millions)	Income (Loss)	into Earnings	Income (Loss)	into Earnings
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$415	$–	$1,393	$(5)
Net investment hedges
Foreign exchange forward contracts	(23)	–	(32)	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months and nine months ended September 30, 2009.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income (loss).

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and customer-related positions:

	Location of	Gains (Losses) Recognized in Earnings
	Gains (Losses)	Three Months Ended	Nine Months Ended
(Dollars in Millions)	Recognized in Earnings	September 30, 2009	September 30, 2009
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(31)	$(136)
Foreign exchange cross-currency swaps	Other noninterest income	97	148
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(10)	263
Purchased and written options	Mortgage banking revenue	87	244
Foreign exchange forward contracts	Commercial products revenue	(30)	(50)
Equity contracts	Compensation expense	(8)	(22)
Credit contracts	Other noninterest income/expense	(5)	30
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	142	(429)
Pay fixed/receive floating swaps	Other noninterest income	(143)	458
Purchased and written options	Other noninterest income	–	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	9	37
Purchased and written options	Commercial products revenue	–	1

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $30 million and $(96) million for the three months ended September 30, 2009, respectively, and $133 million and $(146) million for the nine months September 30, 2009, respectively. Ineffective portion was immaterial for the three months and nine months ended September 30, 2009.
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

position at September 30, 2009, was $1.5 billion. At September 30, 2009, the Company had $1.0 billion of cash and marketable securities posted as collateral against this net liability position.

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

46	U.S. Bancorp

collateralized loan obligations, and certain corporate debt securities. In the first nine months of 2009, due to the limited number of trades of non-agency mortgage-backed securities and lack of reliable evidence about transaction prices, the Company determined the fair value of these securities using a cash flow methodology and incorporating observable market information, where available. The use of a cash flow methodology resulted in the Company transferring some non-agency mortgage-backed securities to Level 3. This transfer did not impact earnings and was not significant to shareholders’ equity of the Company or the carrying amount of the securities.
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

The following table shows the assumption ranges for the third quarter of 2009:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated prepayment rates	5%	19%	14%	3%	15%	8%
Probability of default rates	–	10	1	–	28	7
Loss severity rates	–	100	44	10	100	54
Discount margin	3	22	6	4	31	13

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue for the third quarter of 2009 and 2008, was $206 million and $43 million of net gains, respectively, and $171 million of net gains and $15 million of net losses for the first nine months of 2009 and 2008, respectively, from the initial measurement and subsequent changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $5.7 billion as of September 30, 2009, which exceeded the unpaid principal balance by $173 million as of that date. MLHFS are Level 2. Related interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

48	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2009
Available-for-sale securities
U.S. Treasury and agencies	$6	$3,320	$–	$–	$3,326
Mortgage-backed securities
Residential
Agency	–	27,009	–	–	27,009
Non-agency
Prime	–	–	2,029	–	2,029
Non-prime	–	–	1,013	–	1,013
Commercial	–	–	13	–	13
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	106	101	–	207
Other	–	–	386	–	386
Obligations of state and political subdivisions	–	6,685	–	–	6,685
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	894	10	–	904
Perpetual preferred securities	–	445	–	–	445
Other investments	265	–	–	–	265

Total available-for-sale	271	38,465	3,552	–	42,288
Mortgage loans held for sale	–	5,674	–	–	5,674
Mortgage servicing rights	–	–	1,554	–	1,554
Other assets (a)	–	949	1,170	(473)	1,646

Total	$271	$45,088	$6,276	$(473)	$51,162

Other liabilities (a)	$–	$2,211	$25	$(1,283)	$953

December 31, 2008
Available-for-sale securities	$474	$37,150	$1,844	$–	$39,468
Mortgage loans held for sale	–	2,728	–	–	2,728
Mortgage servicing rights	–	–	1,194	–	1,194
Other assets (a)	–	814	1,744	(151)	2,407

Total	$474	$40,692	$4,782	$(151)	$45,797

Other liabilities (a)	$–	$3,127	$46	$(1,251)	$1,922

(a)	Represents primarily derivatives and trading securities.

U.S. Bancorp	49

The table below presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Three Months Ended September 30,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$2,431	$1		$110	$(513)	$–	$2,029	$105
Non-prime	1,058	(40)		46	(51)	–	1,013	46
Commercial	15	–		–	(2)	–	13	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	84	–		–	17	–	101	–
Other	435	(8)		7	(48)	–	386	8
Corporate debt securities	10	–		–	–	–	10	–

Total	4,033	(47	)(a)	163	(597)	–	3,552	159
Mortgage servicing rights	1,482	(198	)(b)	–	270	–	1,554	(198	)(b)
Net other assets and liabilities	968	193	(c)	–	(16)	–	1,145	(329	)(d)
2008
Available-for-sale securities	$1,991	$(227	)(a)	$26	$(188)	$7	$1,609	$26
Mortgage servicing rights	1,731	(114	)(b)	–	133	–	1,750	(114	)(b)
Net other assets and liabilities	270	(31	)(e)	–	56	–	295	7	(f)

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Nine Months Ended September 30,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$183	$(4)		$477	$(875)	$2,248	$2,029	$465
Non-prime	1,022	(115)		127	(154)	133	1,013	5
Commercial	17	(1)		(1)	(3)	1	13	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	86	(4)		4	11	4	101	4
Other	523	(48)		(30)	(62)	3	386	(127)
Corporate debt securities	13	(3)		–	–	–	10	–

Total	1,844	(175	)(a)	577	(1,083)	2,389	3,552	346
Mortgage servicing rights	1,194	(417	)(b)	–	777	–	1,554	(416	)(b)
Net other assets and liabilities	1,698	(446	)(g)	–	(108)	1	1,145	(61	)(h)
2008
Available-for-sale securities	$2,923	$(521	)(a)	$(61)	$(764)	$32	$1,609	$(62)
Mortgage servicing rights	1,462	(141	)(b)	–	429	–	1,750	(141	)(b)
Net other assets and liabilities	338	(215	)(i)	–	172	–	295	(5	)(j)

(a)	Included in securities gains (losses)
(b)	Included in mortgage banking revenue.
(c)	Approximately $(40) million included in other noninterest income and $233 million included in mortgage banking revenue.
(d)	Approximately $(149) million included in other noninterest income and $(180) million included in mortgage banking revenue.
(e)	Approximately $(60) million included in other noninterest income and $29 million included in mortgage banking revenue.
(f)	Approximately $41 million included in other noninterest income and $(34) million included in mortgage banking revenue.
(g)	Approximately $(961) million included in other noninterest income and $515 million included in mortgage banking revenue.
(h)	Approximately $458 million included in other noninterest income and $(519) million included in mortgage banking revenue.
(i)	Approximately $(214) million included in other noninterest income and $(1) million included in mortgage banking revenue.
(j)	Approximately $1 million included in other noninterest income and $(6) million included in mortgage banking revenue.

50	U.S. Bancorp

The Company may also be required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	September 30, 2009				December 31, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans held for sale	$–	$243	$–	$243	$–	$12	$–	$12
Loans (a)	–	87	–	87	–	117	–	117
Other real estate owned (b)	–	141	–	141	–	66	–	66
Other intangible assets	–	–	–	–	–	–	1	1

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2009	2008	2009	2008
Loans held for sale	$1	$1	$2	$7
Loans (a)	72	51	217	72
Other real estate owned (b)	60	18	124	48
Other intangible assets	–	–	1	–

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2009			December 31, 2008
			Excess of			Excess of
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$5,674	$5,501	$173	$2,728	$2,649	$79
Loans 90 days or more past due	22	28	(6)	11	13	(2)

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of September 30, 2009 and December 31, 2008, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.

U.S. Bancorp	51

The estimated fair values of the Company’s financial instruments are shown in the table below.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$5,016	$5,016	$6,859	$6,859
Investment securities held-to-maturity	48	49	53	54
Mortgages held for sale (a)	7	7	14	14
Other loans held for sale	349	347	468	470
Loans	178,231	177,128	181,715	180,311
Financial Liabilities
Deposits	169,755	170,226	159,350	161,196
Short-term borrowings	28,166	28,556	33,983	34,333
Long-term debt	33,249	33,393	38,359	38,135

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $316 million and $238 million at September 30, 2009, and December 31, 2008, respectively. The carrying value of other guarantees was $255 million and $302 million at September 30, 2009, and December 31, 2008, respectively.

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
In 2007 and 2008, Visa announced settlement agreements with American Express and Discover Financial Services, respectively. In addition to these settlements, Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa litigation. Using proceeds from its initial IPO and through subsequent reductions to the conversion ratio applicable to the Class B shares held by member financial institutions, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation liabilities and will decline as amounts are paid out of the escrow account. On July 16, 2009, Visa deposited additional funds into the escrow account and further reduced the conversion ratio applicable to the Class B shares. As a result, the Company recognized a $39 million gain related to the effective repurchase of a portion of its Class B shares.
At September 30, 2009, the carrying amount of the Company’s liability related to the remaining Visa Litigation, was $113 million. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa Litigation, whichever is later.

52	U.S. Bancorp

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2009:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$112	$17,615
Third-party borrowing arrangements	–	136
Securities lending indemnifications	–	6,646
Asset sales (a)	44	551
Merchant processing	65	67,788
Other guarantees	4	5,900
Other contingent liabilities	29	2,059

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
The Company currently processes card transactions in the United States, Canada and Europe for airlines. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2009, the value of airline tickets purchased to be delivered at a future date was $4.0 billion. The Company held collateral of $489 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
The Company currently has a support agreement with a money market fund managed by FAF Advisors, Inc., an affiliate of the Company, and a separate support agreement with a customer. Under the terms of the agreements, the Company is obligated to pay amounts to the counterparties upon the occurrence of specified events related to certain assets held by the counterparties. The maximum potential payments under the agreements are $59 million and the Company has recognized an insignificant liability at September 30, 2009 for these obligations.
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

Note 14    Subsequent Events

The Company has evaluated the impact of events that occurred subsequent to September 30, 2009 through November 6, 2009, the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company determined none of these events require adjustment to the consolidated financial statements.
On October 30, 2009, the Company acquired the nine banking subsidiaries of FBOP Corporation of Oak Park, Illinois, from the FDIC. The Company received approximately $18.4 billion of assets and assumed $18.3 billion of liabilities, including $15.4 billion of deposits. Substantially all loans are subject to a loss sharing agreement with the FDIC.

U.S. Bancorp	53

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2009			2008
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,558	$414	3.89%	$42,548	$521	4.90%	–%
Loans held for sale	7,359	87	4.74	3,495	52	6.03	*
Loans (b)
Commercial	51,222	513	3.98	54,573	661	4.83	(6.1)
Commercial real estate	33,829	367	4.30	31,748	440	5.50	6.6
Residential mortgages	24,405	343	5.62	23,309	354	6.08	4.7
Retail	62,224	1,047	6.67	56,930	1,041	7.27	9.3

Total loans, excluding covered assets	171,680	2,270	5.25	166,560	2,496	5.97	3.1
Covered assets	10,288	115	4.40	–	–	–	*

Total loans	181,968	2,385	5.21	166,560	2,496	5.97	9.3
Other earning assets	2,226	23	4.06	2,370	41	6.83	(6.1)

Total earning assets	234,111	2,909	4.94	214,973	3,110	5.77	8.9
Allowance for loan losses	(4,673)			(2,686)			(74.0)
Unrealized gain (loss) on available-for-sale securities	(1,318)			(2,368)			44.3
Other assets	36,291			33,704			7.7

Total assets	$264,411			$243,623			8.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$36,982			$28,322			30.6
Interest-bearing deposits
Interest checking	38,218	21	.22	32,304	66	.81	18.3
Money market savings	33,387	37	.43	26,167	79	1.20	27.6
Savings accounts	13,824	19	.55	5,531	4	.24	*
Time certificates of deposit less than $100,000	16,985	115	2.69	12,669	102	3.21	34.1
Time deposits greater than $100,000	26,966	107	1.58	28,546	174	2.43	(5.5)

Total interest-bearing deposits	129,380	299	.92	105,217	425	1.61	23.0
Short-term borrowings	28,025	140	1.97	40,277	295	2.91	(30.4)
Long-term debt	36,797	313	3.38	40,000	423	4.22	(8.0)

Total interest-bearing liabilities	194,202	752	1.54	185,494	1,143	2.45	4.7
Other liabilities	7,838			7,069			10.9
Shareholders’ equity
Preferred equity	1,500			1,500			–
Common equity	23,179			20,483			13.2

Total U.S. Bancorp shareholders’ equity	24,679			21,983			12.3
Noncontrolling interests	710			755			(6.0)

Total equity	25,389			22,738			11.7

Total liabilities and equity	$264,411			$243,623			8.5%

Net interest income		$2,157			$1,967

Gross interest margin			3.40%			3.32%

Gross interest margin without taxable-equivalent increments			3.31			3.26

Percent of Earning Assets
Interest income			4.94%			5.77%
Interest expense			1.27			2.12

Net interest margin			3.67%			3.65%

Net interest margin without taxable-equivalent increments			3.58%			3.59%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

54	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2009			2008
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$42,357	$1,334	4.20%	$43,144	$1,639	5.07%	(1.8)%
Loans held for sale	6,222	221	4.74	4,008	174	5.80	55.2
Loans (b)
Commercial	53,787	1,570	3.90	53,425	2,027	5.07	.7
Commercial real estate	33,653	1,085	4.31	30,590	1,332	5.81	10.0
Residential mortgages	24,096	1,027	5.69	23,198	1,066	6.13	3.9
Retail	61,526	3,050	6.63	54,426	3,076	7.55	13.0

Total loans, excluding covered assets	173,062	6,732	5.20	161,639	7,501	6.20	7.1
Covered assets	10,775	370	4.58	–	–	–	*

Total loans	183,837	7,102	5.16	161,639	7,501	6.20	13.7
Other earning assets	2,143	65	4.02	2,581	121	6.23	(17.0)

Total earning assets	234,559	8,722	4.97	211,372	9,435	5.96	11.0
Allowance for loan losses	(4,233)			(2,352)			(80.0)
Unrealized gain (loss) on available-for-sale securities	(1,913)			(1,676)			(14.1)
Other assets	37,166			33,506			10.9

Total assets	$265,579			$240,850			10.3

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$36,800			$27,766			32.5
Interest-bearing deposits
Interest checking	35,906	57	.21	31,697	221	.93	13.3
Money market savings	29,541	108	.49	26,062	272	1.39	13.3
Savings accounts	12,160	49	.54	5,348	9	.22	*
Time certificates of deposit less than $100,000	17,691	366	2.76	12,969	350	3.61	36.4
Time deposits greater than $100,000	31,293	357	1.53	29,560	637	2.88	5.9

Total interest-bearing deposits	126,591	937	.99	105,636	1,489	1.88	19.8
Short-term borrowings	29,278	422	1.93	38,070	925	3.25	(23.1)
Long-term debt	37,780	1,007	3.56	39,237	1,316	4.48	(3.7)

Total interest-bearing liabilities	193,649	2,366	1.63	182,943	3,730	2.72	5.9
Other liabilities	7,855			7,454			5.4
Shareholders’ equity
Preferred equity	5,438			1,361			*
Common equity	21,121			20,566			2.7

Total U.S. Bancorp shareholders’ equity	26,559			21,927			21.1
Noncontrolling interests	716			760			(5.8)

Total equity	27,275			22,687			20.2

Total liabilities and equity	$265,579			$240,850			10.3%

Net interest income		$6,356			$5,705

Gross interest margin			3.34%			3.24%

Gross interest margin without taxable-equivalent increments			3.26			3.18

Percent of Earning Assets
Interest income			4.97%			5.96%
Interest expense			1.35			2.36

Net interest margin			3.62%			3.60%

Net interest margin without taxable-equivalent increments			3.54%			3.54%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	55

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2009.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

56	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan
Terrance R. Dolan
Executive Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: November 6, 2009

U.S. Bancorp	57

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2009	September 30, 2009
Earnings
1.	Net income attributable to U.S. Bancorp		$603	$1,603
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		86	287

3.	Income before income taxes (1 + 2)		$689	$1,890

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$451	$1,419
	b.	Portion of rents representative of interest and amortization of debt expense	22	70

	c.	Fixed charges excluding interest on deposits (4a + 4b)	473	1,489
	d.	Interest on deposits	299	937

	e.	Fixed charges including interest on deposits (4c + 4d)	$772	$2,426

5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,162	3,379
7.	Earnings including interest on deposits (3 + 4e + 5)		1,461	4,316
8.	Fixed charges excluding interest on deposits (4c)		473	1,489
9.	Fixed charges including interest on deposits (4e)		772	2,426
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		2.46	2.27
11.	Including interest on deposits (line 7/line 9)		1.89	1.78

*	Excludes interest expense related to unrecognized tax positions.

58	U.S. Bancorp

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

Dated: November 6, 2009

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

Dated: November 6, 2009

60	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 6, 2009

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