Form 10-K
period 2009-12-31
US BANCORP \DE\
filed 2010-02-26
CIK 36104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	January 31, 2010

Common Stock, $.01 par value per share	1,913,361,569 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009 (2009 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2010 (Proxy Statement)	Part III

PART I
PART II
PART III
PART IV
SIGNATURES
EX-10.11.K
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

Information in response to this Item 1 can be found in our 2009 Annual Report on pages 129 to 130 under the headings “General Business Description,” “Competition,” “Government Policies” and “Supervision and Regulation”; on pages 20 to 21 under the heading “Acquisitions”; on pages 57 to 61 under the heading “Line of Business Financial Review”; and on page 130 under the heading “Website Access to SEC Reports.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in our 2009 Annual Report on pages 130 to 136 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases seven freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati,
Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2009, the Company’s subsidiaries owned and operated a total of 1,955 facilities and leased an additional 1,521 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 9 and 22 of the Notes to Consolidated Financial Statements included in our 2009 Annual Report. That information is incorporated into this report by reference.

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

Closing		Capital Securities or
Date	Issuer	Preferred Stock	Other Securities	Covered Debt

12/29/05	USB Capital VIII and U.S. Bancorp	USB Capital VIII’s $375,000,000 6.35% Trust Preferred Securities	U.S. Bancorp’s $375,000,000 6.35% Income Capital Obligation Notes due 2065	U.S. Bancorp’s 4.50% Medium- Term Notes, Series P (CUSIP No. 91159HGJ3)
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $1,250,000,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	(i) U.S. Bancorp’s Remarketable Junior Subordinated Notes and (ii) Stock Purchase Contract to Purchase U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (Cusip No. 903301208)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
4/12/06	USB Capital X and U.S. Bancorp	USB Capital X’s $500,000,000 6.50% Trust Preferred Securities	U.S. Bancorp’s 6.50% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
8/30/06	USB Capital XI and U.S. Bancorp	USB Capital XI’s $765,000,000 6.60% Trust Preferred Securities	U.S. Bancorp’s 6.60% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s
5,000 shares of Fixed-
Floating-Rate Exchangeable
Non-cumulative Perpetual
Series A Preferred Stock
exchangeable for shares of
U.S. Bancorp’s Series C
Non-cumulative Perpetual
		Preferred Stock(b)	Not applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
2/1/07	USB Capital XII and U.S. Bancorp	USB Capital XII’s $535,000,000 6.30% Trust Preferred Securities	U.S. Bancorp’s 6.30% Income Capital Obligation Notes due 2067	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
3/17/08	U.S. Bancorp	U.S. Bancorp’s 20,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.

(b)	Under certain circumstances, upon the direction of the Office of the Comptroller of the Currency, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares repurchased during the fourth quarter of 2009 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2009:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Time Period	Purchased	per Share	Programs(a)	Program

October 1-31	4,544	$23.57	4,544	19,698,640
November 1-30	85	23.37	85	19,698,555
December 1-31	2,821	24.34	2,821	19,695,734

Total	7,450	$23.86	7,450	19,695,734

Additional Information

Additional information in response to this Item 5 can be found in our 2009 Annual Report on pages 54 to 55 under the heading “Capital Management”; and on page 128 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in our 2009 Annual Report on page 19 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in our 2009 Annual Report on pages 18 to 66 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in our 2009 Annual Report on pages 34 to 55 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in our 2009 Annual Report on pages 67 to 128 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in our 2009 Annual Report on page 66 under the heading “Controls and Procedures” and on pages 67 and 69 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 52, has served as Chairman of U.S. Bancorp since December 2007, Chief Executive Officer since December 2006 and President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. From the time of the merger of Firstar Corporation and U.S. Bancorp in February 2001 until October 2004, Mr. Davis served as Vice Chairman of U.S. Bancorp. From the time of the merger, Mr. Davis was responsible for Consumer Banking, including Retail Payment Solutions (card services), and he assumed additional responsibility for Commercial Banking in 2003. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, in 1993 as Executive Vice President.

Jennie P. Carlson

Ms. Carlson is Executive Vice President of U.S. Bancorp. Ms. Carlson, 49, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Cecere, 49, has served as Chief Financial Officer of U.S. Bancorp since February 2007, and Vice Chairman since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From February 2001 until February 2007 he was responsible for Wealth Management & Securities Services. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

William L. Chenevich

Mr. Chenevich is Vice Chairman of U.S. Bancorp. Mr. Chenevich, 66, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001.

Richard C. Hartnack

Mr. Hartnack is Vice Chairman of U.S. Bancorp. Mr. Hartnack, 64, has served in this position since April 2005, when he joined U.S. Bancorp to assume responsibility for Consumer Banking. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 47, has served in these positions since 2005. From 2003 until 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation since 1999.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman of U.S. Bancorp. Mr. Hoesley, 55, has served as Vice Chairman of U.S. Bancorp since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate at U.S. Bancorp since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman of U.S. Bancorp. Ms. Joseph, 50, has served as Vice Chairman of U.S. Bancorp since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

Howell D. McCullough III

Mr. McCullough is Executive Vice President and Chief Strategy Officer of U.S. Bancorp and Head of U.S. Bancorp’s Enterprise Revenue Office. Mr. McCullough, 53, has served in these positions since September 2007. From July 2005 until September 2007, he served as Director of Strategy and Acquisitions of the Payment Services business of U.S. Bancorp. He also served as Chief Financial Officer of the Payment Services business from October 2006 until September 2007. From March 2001 until July 2005, he served as Senior Vice President and Director of Investor Relations at U.S. Bancorp.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 61, has served in these positions since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

Joseph M. Otting

Mr. Otting is Vice Chairman of U.S. Bancorp. Mr. Otting, 52, has served in this position since April 2005, when he assumed responsibility for Commercial Banking. Previously, he served as Executive Vice President, East Commercial Banking Group of U.S. Bancorp from June 2003 to April 2005. He served as Market President of U.S. Bank in Oregon from December 2001 until June 2003.

P.W. Parker

Mr. Parker is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Parker, 53, has served in this position since October 2007. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman of U.S. Bancorp. Mr. Payne, 62, has served in this position since July 2006, when he joined U.S. Bancorp to assume responsibility for Corporate Banking. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Diane L. Thormodsgard

Ms. Thormodsgard is Vice Chairman of U.S. Bancorp. Ms. Thormodsgard, 59, has served as Vice Chairman of U.S. Bancorp since April 2007, when she assumed responsibility for Wealth Management & Securities Services. From 1999 until April 2007, she served as President of Corporate Trust and Institutional Trust & Custody services of U.S. Bancorp, having previously served as Chief Administrative Officer of Corporate Trust at U.S. Bancorp from 1995 to 1999.

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

Additional Information

Additional information in response to this Item 10 can be found in our Proxy Statement under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors” and “Board Meetings and Committees.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in our Proxy Statement under the headings “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item 12 can be found in our Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item 13 can be found in our Proxy Statement under the headings “Director Independence” and “Certain Relationships and Related Transactions.” That information is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information in response to this Item 14 can be found in our Proxy Statement under the headings “Fees to Independent Auditor” and “Administration of Engagement of Independent Auditor.” That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1.	Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2009 and 2008

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2009

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2009

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2009

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

2.	Financial Statement Schedules

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

Exhibit
Number	Description

(1)3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2009.
(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on January 20, 2010.
4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

Exhibit
Number	Description

(1)(2)10.2(a)	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.3(a)	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.4(a)	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.5(a)	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.6(a)	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.7(a)	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.
(1)(2)10.8(a)	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.
(1)(2)10.9(a)	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.10(a)	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.
(1)(2)10.11(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.11(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.11(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.
(1)(2)10.11(d)	Appendix B-10 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10.11(e)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10.11(f)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.
(1)(2)10.11(g)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.
(1)(2)10.11(h)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.
(1)(2)10.11(i)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.
(1)(2)10.11(j)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.
(2)10.11(k)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan.
(1)(2)10.12(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.13(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.
(1)(2)10.13(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.14(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.15(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

Exhibit
Number	Description

(1)(2)10.15(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.16(a)	Form of Executive Severance Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.16(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.17(a)	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.18(a)	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.19(a)	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.
(1)(2)10.20(a)	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.21(a)	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.22(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.22(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.23(a)	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10.24(a)	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10.25(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.
(1)(2)10.25(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.26(a)	U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 18, 2007.
(1)(2)10.26(b)	First Amendment of U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.4(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.27(a)	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.
(1)(2)10.28(a)	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.
(1)(2)10.29(a)	Form of 2007 Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 8-K filed on April 18, 2007.
(1)(2)10.30(a)	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.
(1)(2)10.31(a)	Form of 2008 Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2008.

Exhibit
Number	Description

(1)(2)10.32(a)	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.
(1)(2)10.33(a)	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.
(1)(2)10.34(a)	Form of 2010 Retention Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 18, 2010.
(1)(2)10.35(a)	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A filed for the quarterly period ended September 30, 2007.
(1)(2)10.36(a)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
13	2009 Annual Report, pages 18 through 139.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2009, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.

(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 26, 2010, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ Richard K. Davis
Richard K. Davis
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Y. Marc Belton* Y. Marc Belton, Director

/s/ Victoria Buyniski Gluckman* Victoria Buyniski Gluckman, Director

/s/ Arthur D. Collins, Jr.* Arthur D. Collins, Jr., Director

/s/ Joel W. Johnson* Joel W. Johnson, Director

/s/ Olivia F. Kirtley* Olivia F. Kirtley, Director

Signature and Title

/s/ Jerry W. Levin* Jerry W. Levin, Director

/s/ David B. O’Maley* David B. O’Maley, Director

/s/ O’Dell M. Owens, M.D., M.P.H.* O’Dell M. Owens, M.D., M.P.H., Director

/s/ Richard G. Reiten* Richard G. Reiten, Director

/s/ Craig D. Schnuck* Craig D. Schnuck, Director

/s/ Patrick T. Stokes* Patrick T. Stokes, Director

*	Lee R. Mitau, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 26, 2010	By:	/s/ Lee R. Mitau Lee R. Mitau Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary