Form 10-Q
period 2010-03-31
US BANCORP \DE\
filed 2010-05-07
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☑ YES  ☐ NO

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ YES  ☐ NO

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES  ☑ NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2010 1,916,894,222 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date made. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Global and domestic economies could fail to recover from the recent economic downturn or could experience another severe contraction, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets, could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance could be impacted as the financial industry restructures in the current environment, by increased regulation of financial institutions or other effects of recently enacted or future legislation, and by changes in the competitive landscape. U.S. Bancorp’s results could also be adversely affected by continued deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended
	March 31,
			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,403	$2,095	14.7%
Noninterest income	1,952	1,986	(1.7)
Securities gains (losses), net	(34)	(198)	82.8

Total net revenue	4,321	3,883	11.3
Noninterest expense	2,136	1,871	14.2
Provision for credit losses	1,310	1,318	(.6)

Income before taxes	875	694	26.1
Taxable-equivalent adjustment	51	48	6.3
Applicable income taxes	161	101	59.4

Net income	663	545	21.7
Net (income) loss attributable to noncontrolling interests	6	(16)	*

Net income attributable to U.S. Bancorp	$669	$529	26.5

Net income applicable to U.S. Bancorp common shareholders	$648	$419	54.7

Per Common Share
Earnings per share	$.34	$.24	41.7%
Diluted earnings per share	.34	.24	41.7
Dividends declared per share	.05	.05	–
Book value per share	13.16	10.96	20.1
Market value per share	25.88	14.61	77.1
Average common shares outstanding	1,910	1,754	8.9
Average diluted common shares outstanding	1,919	1,760	9.0
Financial Ratios
Return on average assets	.96%	.81%
Return on average common equity	10.5	9.0
Net interest margin (taxable-equivalent basis) (a)	3.90	3.59
Efficiency ratio (b)	49.0	45.8
Average Balances
Loans	$192,878	$185,705	3.9%
Loans held for sale	3,932	5,191	(24.3)
Investment securities	46,211	42,321	9.2
Earning assets	248,828	235,314	5.7
Assets	281,722	266,237	5.8
Noninterest-bearing deposits	38,000	36,020	5.5
Deposits	182,531	160,528	13.7
Short-term borrowings	32,551	32,217	1.0
Long-term debt	32,456	37,784	(14.1)
Total U.S. Bancorp shareholders’ equity	26,414	26,819	(1.5)

	March 31, 2010	December 31, 2009

Period End Balances
Loans	$191,153	$194,755	(1.8)%
Allowance for credit losses	5,439	5,264	3.3
Investment securities	46,913	44,768	4.8
Assets	282,428	281,176	.4
Deposits	184,039	183,242	.4
Long-term debt	32,399	32,580	(.6)
Total U.S. Bancorp shareholders’ equity	26,709	25,963	2.9
Capital ratios
Tier 1 capital	9.9%	9.6%
Total risk-based capital	13.2	12.9
Leverage	8.6	8.5
Tier 1 common equity to risk-weighted assets (c)	7.1	6.8
Tangible common equity to tangible assets (c)	5.6	5.3
Tangible common equity to risk-weighted assets (c)	6.5	6.1

*	Not meaningful.

(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	See Non-Regulatory Capital Ratios on page 22.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $669 million for the first quarter of 2010 or $.34 per diluted common share, compared with $529 million, or $.24 per diluted common share for the first quarter of 2009. Return on average assets and return on average common equity were .96 percent and 10.5 percent, respectively, for the first quarter of 2010, compared with .81 percent and 9.0 percent, respectively, for the first quarter of 2009. The Company continued to strengthen its allowance for credit losses in the first quarter of 2010 by recording $175 million of provision for credit losses in excess of net charge-offs. Also impacting the first quarter of 2010 were $34 million of net securities losses. The first quarter of 2009 also included several significant items, including $530 million of provision for credit losses in excess of net charge-offs, $198 million of net securities losses and a $92 million gain from a corporate real estate transaction.
Total net revenue, on a taxable-equivalent basis, for the first quarter of 2010 was $438 million (11.3 percent) higher than the first quarter of 2009, reflecting a 14.7 percent increase in net interest income and a 7.3 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of growth in average earning assets and an increase in lower cost core deposit funding. Noninterest income increased over a year ago, principally due to higher payments-related and commercial products revenue and a decrease in net securities losses, partially offset by the $92 million corporate real estate gain in the first quarter of 2009.
Total noninterest expense in the first quarter of 2010 was $265 million (14.2 percent) higher than the first quarter of 2009, primarily due to the impact of acquisitions, higher Federal Deposit Insurance Corporation (“FDIC”) deposit insurance expense and costs related to affordable housing and other tax-advantaged projects.
The provision for credit losses for the first quarter of 2010 was $1.3 billion, approximately the same as the first quarter of 2009. Net charge-offs in the first quarter of 2010 were $1.1 billion, compared with net charge-offs of $788 million in the first quarter of 2009. The provision for credit losses exceeded net charge-offs by $175 million in the first quarter of 2010, compared with $530 million in the first quarter of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.4 billion in the first quarter of 2010, compared with $2.1 billion in the first quarter of 2009. The $308 million (14.7 percent) increase was primarily the result of growth in average earning assets and an increase in lower cost core deposit funding. Average earning assets were $13.5 billion (5.7 percent) higher in the first quarter of 2010, compared with the first quarter of 2009, driven by an increase of $7.2 billion (3.9 percent) in average loans and $3.9 billion (9.2 percent) in average investment securities. Average deposits increased $22.0 billion (13.7 percent) in the first quarter of 2010 over the same period of the prior year. The net interest margin in the first quarter of 2010 was 3.90 percent, compared with 3.59 percent for the first quarter of 2009. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the first quarter of 2010 were $7.2 billion (3.9 percent) higher than the first quarter of 2009, driven by growth in residential mortgages, retail loans and acquired loans covered by loss sharing agreements with the FDIC. Residential mortgages increased $2.5 billion (10.4 percent), reflecting an increase in activity throughout most of 2009 as a result of market interest rate declines, including an increase in government agency-guaranteed mortgages. Average retail loans increased $2.7 billion (4.4 percent) year-over-year, driven by increases in credit card, home equity and other retail (primarily auto) loans. Average credit card balances were $2.8 billion (20.4 percent) higher, reflecting both growth in existing portfolios and portfolio purchases of $1.6 billion during 2009. Average home equity and other retail loans increased 1.0 percent and 1.5 percent, respectively. Average commercial real estate balances increased $753 million (2.3 percent), reflecting the impact of new business activity, partially offset by lower utilization of existing commitments. Average commercial loans

U.S. Bancorp	3

Table 2    Noninterest Income

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2010	2009	Change
Credit and debit card revenue	$258	$256	.8%
Corporate payment products revenue	168	154	9.1
Merchant processing services	292	258	13.2
ATM processing services	105	102	2.9
Trust and investment management fees	264	294	(10.2)
Deposit service charges	207	226	(8.4)
Treasury management fees	137	137	–
Commercial products revenue	161	129	24.8
Mortgage banking revenue	200	233	(14.2)
Investment products fees and commissions	25	28	(10.7)
Securities gains (losses), net	(34)	(198)	82.8
Other	135	169	(20.1)

Total noninterest income	$1,918	$1,788	7.3%

decreased $8.9 billion (15.8 percent) year-over-year principally due to lower utilization of existing commitments and reduced demand for new loans. Assets acquired in FDIC assisted transactions that are covered by loss sharing agreements with the FDIC (“covered assets” or “covered loans”) relate to the 2008 acquisitions of the banking operations of Downey Savings and Loan Association, F.A. and PFF Bank and Trust (“Downey” and “PFF”, respectively) and the 2009 acquisition of the banking operations of First Bank of Oak Park Corporation (“FBOP”). Average covered loans were $21.4 billion in the first quarter of 2010, compared with $11.3 billion in the first quarter of 2009.
Average investment securities in the first quarter of 2010 were $3.9 billion (9.2 percent) higher than the first quarter of 2009, due primarily to purchases of U.S. government agency-related securities and the consolidation of $.6 billion of held-to-maturity securities held in a variable interest entity (“VIE”) due to the adoption of new authoritative accounting guidance effective January 1, 2010. As a result, the composition of the Company’s investment portfolio shifted to a larger proportion in U.S. Treasury, agency and agency mortgage-backed securities, compared with a year ago.
Average total deposits for the first quarter of 2010 were $22.0 billion (13.7 percent) higher than the first quarter of 2009. Excluding deposits from acquisitions, average total deposits increased $7.2 billion (4.5 percent) over the first quarter of 2009. Noninterest-bearing deposits for the first quarter of 2010 were $2.0 billion (5.5 percent) higher than the first quarter of 2009, primarily due to growth in the Consumer and Wholesale Banking business lines and the impact of acquisitions. Average total savings deposits were $28.6 billion (40.7 percent) higher in the first quarter of 2010 than the first quarter of 2009, the result of growth in Consumer Banking, broker-dealer and institutional trust customers and the impact of acquisitions. Average time certificates of deposit less than $100,000 were higher in the first quarter of 2010 by $203 million (1.1 percent), as acquisition-related growth was partially offset by a decrease in Consumer Banking balances. Average time deposits greater than $100,000 were $8.8 billion (24.4 percent) lower in the first quarter of 2010, compared with the first quarter of 2009, reflecting a decrease in overall wholesale funding requirements.

Provision for Credit Losses The provision for credit losses for the first quarter of 2010 decreased $8 million (.6 percent) from the first quarter of 2009. Net charge-offs increased $347 million (44.0 percent) as borrowers defaulted on loans impacted by weak real estate markets and economic conditions. However, overall the loan portfolio experienced a decrease in the rate of credit quality deterioration, with delinquencies declining in all major loan categories compared to the previous quarter. As a result, the Company recorded provision for credit losses in excess of net charge-offs of $175 million in the first quarter of 2010, compared with $530 million in the first quarter of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2010 was $1.9 billion, compared with $1.8 billion in the first quarter of 2009, an increase of $130 million (7.3 percent). The increase in noninterest income included a favorable variance in net securities losses of $164 million. The increase in noninterest income was also due to higher fee-based payments-related income of $50 million (7.5 percent) and an increase in commercial products revenue of $32 million (24.8 percent), which was attributable to higher standby letters of credit, capital markets and other commercial

4	U.S. Bancorp

Table 3    Noninterest Expense

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2010	2009	Change
Compensation	$861	$786	9.5%
Employee benefits	180	155	16.1
Net occupancy and equipment	227	211	7.6
Professional services	58	52	11.5
Marketing and business development	60	56	7.1
Technology and communications	185	155	19.4
Postage, printing and supplies	74	74	–
Other intangibles	97	91	6.6
Other	394	291	35.4

Total noninterest expense	$2,136	$1,871	14.2%

Efficiency ratio (a)	49.0%	45.8%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

loan fees. Trust and investment management fees declined $30 million (10.2 percent) as low interest rates negatively impacted money market investment fees. Deposit service charges decreased $19 million (8.4 percent) as a result of lower overdraft incidences and the impact of revised overdraft fee policies. Mortgage banking revenue declined $33 million (14.2 percent) principally due to lower loan production, partially offset by higher servicing income and a favorable net change in the valuation of mortgage servicing rights (“MSRs”) and related economic hedging activities. Other income decreased $34 million (20.1 percent), the net result of the gain on a corporate real estate transaction that occurred in the first quarter of 2009 and lower retail lease residual valuation losses and improved equity investment income in the first quarter of 2010.

Noninterest Expense Noninterest expense in the first quarter of 2010 was $2.1 billion, compared with $1.9 billion in the first quarter of 2009, an increase of $265 million (14.2 percent). The increase in noninterest expense over a year ago was principally due to acquisitions, higher FDIC deposit insurance expense and costs related to investments in affordable housing and other tax-advantaged projects. Compensation expense increased $75 million (9.5 percent) primarily reflecting acquisitions. Employee benefits expense increased $25 million (16.1 percent), a result of acquisitions and increased pension costs associated with previous declines in the value of pension assets. Net occupancy and equipment expense increased $16 million (7.6 percent), while professional services expense increased $6 million (11.5 percent), principally due to acquisitions and other business initiatives. Technology and communications expense increased $30 million (19.4 percent), as a result of payments-related initiatives and acquisitions. Other expense increased $103 million (35.4 percent) year-over-year due to higher FDIC deposit insurance expense, costs related to investments in affordable housing and other tax-advantaged projects, higher merchant processing expense, growth in mortgage servicing expense and costs associated with other real estate owned (“OREO”).

Income Tax Expense The provision for income taxes was $161 million (an effective rate of 19.5 percent) for the first quarter of 2010, compared with $101 million (an effective rate of 15.6 percent) for the first quarter of 2009. The increase in the effective tax rate for the first quarter of 2010, compared with the same period of the prior year, principally reflected the marginal impact of higher pre-tax earnings year-over-year. For further information on income taxes, refer to Note 9 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $191.2 billion at March 31, 2010, compared with $194.8 billion at December 31, 2009, a decrease of $3.6 billion (1.8 percent). The decrease was driven primarily by lower commercial, retail and covered loans. The $2.5 billion (5.1 percent) decrease in commercial loans was primarily driven by lower capital spending and economic conditions impacting loan demand by business customers. The decrease was also due to the consolidation of a VIE and the elimination of a related loan balance, the result of the adoption of new authoritative accounting guidance effective January 1, 2010.
Commercial real estate loans increased $114 million (.3 percent) at March 31, 2010, compared with December 31, 2009, reflecting the impact of new business activity, partially offset by lower utilization of existing commitments.
Residential mortgages held in the loan portfolio increased $464 million (1.8 percent) at March 31, 2010, compared with December 31, 2009, reflecting an increase in government agency-guaranteed mortgages

U.S. Bancorp	5

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
March 31, 2010 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)
U.S. Treasury and Agencies
Maturing in one year or less	$1,227	$1,233	.3	2.41%	$–	$–	–	–%
Maturing after one year through five years	85	87	2.3	3.27	–	–	–	–
Maturing after five years through ten years	34	34	7.5	4.79	–	–	–	–
Maturing after ten years	1,201	1,196	14.1	1.87	64	64	11.6	1.73

Total	$2,547	$2,550	7.0	2.21%	$64	$64	11.6	1.73%

Mortgage-Backed Securities (a)
Maturing in one year or less	$477	$476	.7	1.99%	$–	$–	–	–%
Maturing after one year through five years	17,850	18,143	3.3	3.31	15	8	2.7	1.92
Maturing after five years through ten years	14,231	14,157	6.5	3.44	4	4	6.1	.74
Maturing after ten years	1,717	1,584	11.9	1.79	–	–	–	–

Total	$34,275	$34,360	5.0	3.27%	$19	$12	3.5	1.68%

Asset-Backed Securities (a)
Maturing in one year or less	$1	$–	.5	11.90%	$68	$55	.4	.94%
Maturing after one year through five years	386	382	3.0	7.19	195	191	2.0	.76
Maturing after five years through ten years	291	303	7.5	4.33	90	77	7.7	.77
Maturing after ten years	99	98	11.4	3.54	17	10	21.7	.74

Total	$777	$783	5.7	5.65%	$370	$333	4.0	.79%

Obligations of State and Political
Subdivisions (b)
Maturing in one year or less	$136	$136	.5	1.26%	$2	$1	.6	7.90%
Maturing after one year through five years	579	580	4.3	6.87	5	6	3.7	7.76
Maturing after five years through ten years	4,200	4,183	6.5	6.77	9	10	6.6	6.95
Maturing after ten years	1,934	1,825	21.8	6.86	15	15	16.8	5.56

Total	$6,849	$6,724	10.5	6.69%	$31	$32	10.9	6.45%

Other Debt Securities
Maturing in one year or less	$6	$6	.7	.89%	$4	$4	.3	.84%
Maturing after one year through five years	67	59	2.1	6.34	17	10	3.2	1.14
Maturing after five years through ten years	56	54	7.3	6.35	88	75	7.8	1.14
Maturing after ten years	1,402	1,158	32.3	4.29	32	11	10.6	.99

Total	$1,531	$1,277	29.9	4.44%	$141	$100	7.7	1.09%

Other Investments	$564	$594	12.8	8.13%	$–	$–	–	–%

Total investment securities (c)	$46,543	$46,288	6.9	3.85%	$625	$541	5.9	1.26%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.

(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available-for-sale investment securities was 7.1 years at December 31, 2009, with a corresponding weighted-average yield of 4.00 percent. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at December 31, 2009, with a corresponding weighted-average yield of 5.10 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2010		December 31, 2009
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$2,611	5.5%	$3,415	7.5%
Mortgage-backed securities	34,294	72.7	32,289	71.1
Asset-backed securities	1,147	2.4	559	1.2
Obligations of state and political subdivisions	6,880	14.6	6,854	15.1
Other debt securities and investments	2,236	4.8	2,286	5.1

Total investment securities	$47,168	100.0%	$45,403	100.0%

during the first quarter of 2010. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, decreased $764 million (1.2 percent) at March 31, 2010, compared with December 31, 2009. The decrease was primarily driven by lower credit card, home equity and retail leasing balances, partially offset by higher installment and student loan balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages were $3.9 billion at March 31, 2010, compared with $4.8 billion at December 31, 2009. The decrease in loans held for sale

6	U.S. Bancorp

was principally due to a decline in mortgage loan origination activity as compared with late 2009 as a result of increasing interest rates.

Investment Securities Investment securities totaled $46.9 billion at March 31, 2010, compared with $44.8 billion at December 31, 2009. The $2.1 billion (4.8 percent) increase reflected $1.2 billion of net investment purchases, the consolidation of $.6 billion of held-to-maturity securities held in a VIE due to the adoption of new authoritative accounting guidance effective January 1, 2010, and a $.4 billion decrease in net unrealized losses on available-for-sale securities. At March 31, 2010, adjustable-rate financial instruments comprised 47 percent of the investment securities portfolio.
The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At March 31, 2010, the Company’s net unrealized loss on available-for-sale securities was $255 million, compared with a net unrealized loss of $635 million at December 31, 2009. The decrease in net unrealized losses was primarily due to increases in the fair value of agency mortgage-backed securities. When assessing impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying collateral or assets and market conditions. At March 31, 2010, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.
There is limited market activity for structured investment related and non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $46 million of impairment charges in earnings during the first quarter of 2010, predominately on non-agency mortgage-backed and structured investment related securities. These impairment charges were due to changes in expected cash flows resulting from continuing increases in defaults in the underlying mortgage pools and regulatory actions related to an insurer of some of the securities. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 3 and 11 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $184.0 billion at March 31, 2010, compared with $183.2 billion at December 31, 2009, an increase of $.8 billion (.4 percent). The increase in total deposits was primarily the result of increases in savings accounts, interest checking and noninterest-bearing deposit accounts, offset by decreases in time certificates of deposit. Savings account balances increased $2.4 billion (14.5 percent) due primarily to continued strong participation in a savings product offered by Consumer Banking beginning in 2008. Interest checking balances increased $1.6 billion (4.1 percent) due to higher broker-dealer balances. Noninterest-bearing deposits increased $.7 billion (1.9 percent) due primarily to increases in corporate and commercial banking balances, partially offset by a decrease in corporate trust balances. Time certificates of deposit less than $100,000 decreased $1.5 billion (7.7 percent), and time deposits greater than $100,000 decreased $2.7 billion (9.1 percent), reflecting the Company’s funding and pricing decisions. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $31.2 billion at March 31, 2010, compared with $31.3 billion at December 31, 2009.
Long-term debt was $32.4 billion at March 31, 2010, compared with $32.6 billion at December 31, 2009, reflecting a $1.1 billion net decrease in Federal Home Loan Bank advances and $1.0 billion of medium-term note maturities and repayments, partially offset by $.8 billion of medium-term note issuances and the consolidation of $1.0 billion of long-term debt related to certain VIEs in the first quarter of 2010. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative

U.S. Bancorp	7

contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of commercial and retail lending products. The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to loan-to-value and borrower credit criteria during the underwriting process.

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at March 31, 2010 (excluding covered loans):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,299	$3,716	$5,015	48.4%
Over 80% through 90%	585	1,789	2,374	22.9
Over 90% through 100%	554	2,281	2,835	27.3
Over 100%	–	145	145	1.4

Total	$2,438	$7,931	$10,369	100.0%
Other Retail
Less than or equal to 80%	$2,055	$12,775	$14,830	91.8%
Over 80% through 90%	65	570	635	3.9
Over 90% through 100%	89	597	686	4.3
Over 100%	–	–	–	–

Total	$2,209	$13,942	$16,151	100.0%
Total Company
Less than or equal to 80%	$3,354	$16,491	$19,845	74.8%
Over 80% through 90%	650	2,359	3,009	11.3
Over 90% through 100%	643	2,878	3,521	13.3
Over 100%	–	145	145	.6

Total	$4,647	$21,873	$26,520	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance (a)
Less than or equal to 80%	$891	$207	$1,098	44.5%
Over 80% through 90%	404	170	574	23.2
Over 90% through 100%	358	297	655	26.5
Over 100%	58	86	144	5.8

Total	$1,711	$760	$2,471	100.0%
Other Retail
Less than or equal to 80%	$11,701	$1,475	$13,176	78.2%
Over 80% through 90%	1,937	509	2,446	14.5
Over 90% through 100%	726	428	1,154	6.9
Over 100%	50	25	75	.4

Total	$14,414	$2,437	$16,851	100.0%
Total Company
Less than or equal to 80%	$12,592	$1,682	$14,274	73.9%
Over 80% through 90%	2,341	679	3,020	15.6
Over 90% through 100%	1,084	725	1,809	9.4
Over 100%	108	111	219	1.1

Total	$16,125	$3,197	$19,322	100.0%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

8	U.S. Bancorp

Within the consumer finance division, at March 31, 2010, approximately $2.4 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.5 billion at December 31, 2009.

The following table provides further information on residential mortgages for the consumer finance division at March 31, 2010:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$6	$1,024	$1,030	9.9%
Over 80% through 90%	3	554	557	5.4
Over 90% through 100%	14	739	753	7.3
Over 100%	–	62	62	.6

Total	$23	$2,379	$2,402	23.2%
Other Borrowers
Less than or equal to 80%	$1,293	$2,692	$3,985	38.4%
Over 80% through 90%	582	1,235	1,817	17.5
Over 90% through 100%	540	1,542	2,082	20.1
Over 100%	–	83	83	.8

Total	$2,415	$5,552	$7,967	76.8%

Total Consumer Finance	$2,438	$7,931	$10,369	100.0%

In addition to residential mortgages, at March 31, 2010, the consumer finance division had $.6 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2009.

The following table provides further information on home equity and second mortgages for the consumer finance division at March 31, 2010:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Sub-Prime Borrowers
Less than or equal to 80%	$39	$123	$162	6.6%
Over 80% through 90%	43	104	147	5.9
Over 90% through 100%	6	182	188	7.6
Over 100%	38	65	103	4.2

Total	$126	$474	$600	24.3%
Other Borrowers
Less than or equal to 80%	$852	$84	$936	37.9%
Over 80% through 90%	361	66	427	17.3
Over 90% through 100%	352	115	467	18.9
Over 100%	20	21	41	1.6

Total	$1,585	$286	$1,871	75.7%

Total Consumer Finance	$1,711	$760	$2,471	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered loans, to customers that may be defined as sub-prime borrowers represented only 1.1 percent of total assets at March 31, 2010 and December 31, 2009. Covered loans

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2010	2009
Commercial
Commercial	.21%	.25%
Lease financing	–	–

Total commercial	.18	.22
Commercial Real Estate
Commercial mortgages	.01	–
Construction and development	.02	.07

Total commercial real estate	.01	.02
Residential Mortgages	2.26	2.80
Retail
Credit card	2.57	2.59
Retail leasing	.07	.11
Other retail	.51	.57

Total retail	1.00	1.07

Total loans, excluding covered loans	.78	.88

Covered Loans	3.90	3.59

Total loans	1.12%	1.19%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2010	2009
Commercial	2.06%	2.25%
Commercial real estate	5.37	5.22
Residential mortgages (a)	4.33	4.59
Retail (b)	1.37	1.39

Total loans, excluding covered loans	2.82	2.87

Covered loans	11.19	9.76

Total loans	3.74%	3.64%

(a)	Delinquent loan ratios exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 12.86 percent at March 31, 2010 and at December 31, 2009.

(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.55 percent at March 31, 2010, and 1.57 percent at December 31, 2009.

U.S. Bancorp	9

include $2.0 billion in loans with negative-amortization payment options at March 31, 2010, compared with $2.2 billion at December 31, 2009. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $2.0 billion ($1.3 billion excluding covered loans) at March 31, 2010, compared with $2.3 billion ($1.5 billion excluding covered loans) at December 31, 2009. The $204 million decrease, excluding covered loans, reflected a moderation in the level of stress in economic conditions in late 2009 and the first quarter of 2010. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 1.12 percent (.78 percent excluding covered loans) at March 31, 2010, compared with 1.19 percent (.88 percent excluding covered loans) at December 31, 2009.

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Residential mortgages
30-89 days	$520	$615	1.96%	2.36%
90 days or more	599	729	2.26	2.80
Nonperforming	550	467	2.07	1.79

Total	$1,669	$1,811	6.29%	6.95%

Retail
Credit card
30-89 days	$382	$400	2.35%	2.38%
90 days or more	417	435	2.57	2.59
Nonperforming	165	142	1.02	.84

Total	$964	$977	5.94%	5.81%
Retail leasing
30-89 days	$25	$34	.56%	.74%
90 days or more	3	5	.07	.11
Nonperforming	–	–	–	–

Total	$28	$39	.63%	.85%
Home equity and second mortgages
30-89 days	$164	$181	.85%	.93%
90 days or more	133	152	.69	.78
Nonperforming	32	32	.16	.17

Total	$329	$365	1.70%	1.88%
Other retail
30-89 days	$206	$256	.89%	1.10%
90 days or more	82	92	.35	.40
Nonperforming	32	30	.14	.13

Total	$320	$378	1.38%	1.63%

10	U.S. Bancorp

The following table provides information on delinquent and nonperforming loans, excluding covered loans, as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Residential mortgages
30-89 days	3.15%	3.99%	1.20%	1.30%
90 days or more	3.17	4.00	1.67	2.02
Nonperforming	3.21	3.04	1.35	.98

Total	9.53%	11.03%	4.22%	4.30%

Retail
Credit card
30-89 days	–%	–%	2.35%	2.38%
90 days or more	–	–	2.57	2.59
Nonperforming	–	–	1.02	.84

Total	–%	–%	5.94%	5.81%
Retail leasing
30-89 days	–%	–%	.56%	.74%
90 days or more	–	–	.07	.11
Nonperforming	–	–	–	–

Total	–%	–%	.63%	.85%
Home equity and second mortgages
30-89 days	2.03%	2.54%	.67%	.70%
90 days or more	1.78	2.02	.53	.60
Nonperforming	.16	.20	.17	.16

Total	3.97%	4.76%	1.37%	1.46%
Other retail
30-89 days	3.14%	5.17%	.83%	1.00%
90 days or more	.66	1.17	.34	.37
Nonperforming	–	.16	.14	.13

Total	3.80%	6.50%	1.31%	1.50%

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Within the consumer finance division at March 31, 2010, approximately $476 million and $72 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $557 million and $98 million, respectively, at December 31, 2009.

The following table provides summary delinquency information for covered loans:

			As a Percent of
			Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
30-89 days	$742	$1,195	3.55%	5.46%
90 days or more	817	784	3.90	3.59
Nonperforming	1,524	1,350	7.28	6.18

Total	$3,083	$3,329	14.73%	15.23%

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
Many of the Company’s loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes. However, the Company has also implemented certain restructuring programs. The consumer finance division has a mortgage loan restructuring program where certain qualifying borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Company also participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program.
In addition, the Company has also modified certain mortgage loans according to provisions in FDIC assisted transaction loss sharing agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.
Acquired loans restructured after acquisition are not considered restructured loans for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

U.S. Bancorp	11

The following table provides a summary of restructured loans, excluding covered loans, that are performing in accordance with modified terms, and therefore continue to accrue interest:

			As a Percent of
			Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Commercial	$118	$88	.25%	.18%
Commercial real estate	87	110	.25	.32
Residential mortgages (a)	1,560	1,354	5.88	5.20
Credit card	631	617	3.89	3.67
Other retail	120	109	.26	.23

Total	$2,516	$2,278	1.32%	1.17%

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Restructured loans, excluding covered loans, were $238 million higher at March 31, 2010 than at December 31, 2009, primarily reflecting loan modifications for certain residential mortgage and consumer credit card customers in light of current economic conditions. The Company continues to actively work with customers to modify loans for borrowers who are having financial difficulties, but expects increases in restructured loans to moderate.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At March 31, 2010, total nonperforming assets were $6.4 billion, compared with $5.9 billion at December 31, 2009. Excluding covered assets, nonperforming assets were $4.0 billion at March 31, 2010, compared with $3.9 billion at December 31, 2009. The $91 million (2.3 percent) increase in nonperforming assets, excluding covered assets, was driven primarily by the continued impact of unfavorable economic conditions, causing stress in the residential construction portfolio and related industries and the residential mortgage portfolio, as well as an increase in foreclosed properties and a negative impact on other commercial and consumer customers. Nonperforming covered assets at March 31, 2010 were $2.4 billion, compared with $2.0 billion at December 31, 2009. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. In addition, the majority of the nonperforming covered assets were considered credit-impaired at acquisition and recorded at their estimated fair value at acquisition. The ratio of total nonperforming assets to total loans and other real estate was 3.31 percent (2.34 percent excluding covered assets) at March 31, 2010, compared with 3.02 percent (2.25 percent excluding covered assets) at December 31, 2009.
Included in nonperforming loans were restructured loans that are not accruing interest of $469 million at March 31, 2010, compared with $492 million at December 31, 2009.
Other real estate, excluding covered assets, was $482 million at March 31, 2010, compared with $437 million at December 31, 2009, and was primarily related to foreclosed properties that previously secured loan balances. The increase in other real estate assets reflected continuing stress in residential construction and related supplier industries.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Residential
Minnesota	$28	$27	.52%	.49%
California	16	15	.28	.27
Illinois	10	8	.38	.29
Missouri	9	7	.34	.26
Colorado	8	7	.24	.20
All other states	128	109	.49	.43

Total residential	199	173	.43	.38
Commercial
Nevada	62	73	4.02	3.57
California	43	43	.31	.30
Oregon	30	28	.87	.81
Virginia	22	8	4.86	1.21
Arizona	17	24	1.88	1.79
All other states	109	88	.18	.14

Total commercial	283	264	.35	.32

Total OREO	$482	$437	.25%	.22%

The Company expects nonperforming assets, excluding covered assets, will remain relatively stable in the second quarter of 2010.

Analysis of Loan Net Charge-Offs Total net charge-offs were $1.1 billion for the first quarter of 2010, compared with $788 million for the first quarter of 2009. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2010 was 2.39 percent, compared with 1.72 percent for the first quarter of 2009. The year-over-year increase in total net charge-offs was driven by the weakening economy and rising unemployment throughout most of 2009 affecting the residential housing markets, including homebuilding and related industries, commercial real estate properties and credit costs associated with credit card and other consumer and commercial loans. The Company expects the level of net charge-offs will remain relatively stable in the second quarter of 2010.

12	U.S. Bancorp

Table 6    Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2010	2009
Commercial
Commercial	$758	$866
Lease financing	113	125

Total commercial	871	991
Commercial Real Estate
Commercial mortgages	596	581
Construction and development	1,236	1,192

Total commercial real estate	1,832	1,773
Residential Mortgages	550	467
Retail
Credit card	165	142
Retail leasing	–	–
Other retail	64	62

Total retail	229	204

Total nonperforming loans, excluding covered assets	3,482	3,435
Covered Loans	1,524	1,350

Total nonperforming loans	5,006	4,785
Other Real Estate (b)	482	437
Covered Other Real Estate	861	653
Other Assets	31	32

Total nonperforming assets	$6,380	$5,907

Total nonperforming assets, excluding covered assets	$3,995	$3,904

Excluding covered assets:
Accruing loans 90 days or more past due	$1,321	$1,525
Nonperforming loans to total loans	2.05%	1.99%
Nonperforming assets to total loans plus other real estate (b)	2.34%	2.25%
Including covered assets:
Accruing loans 90 days or more past due	$2,138	$2,309
Nonperforming loans to total loans	2.62%	2.46%
Nonperforming assets to total loans plus other real estate (b)	3.31%	3.02%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (d)	Total
Balance December 31, 2009	$4,727	$1,180	$5,907
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,336	400	1,736
Advances on loans	68	–	68

Total additions	1,404	400	1,804
Reductions in nonperforming assets
Paydowns, payoffs	(363)	(45)	(408)
Net sales	(94)	(123)	(217)
Return to performing status	(184)	(3)	(187)
Charge-offs (c)	(454)	(65)	(519)

Total reductions	(1,095)	(236)	(1,331)

Net additions to nonperforming assets	309	164	473

Balance March 31, 2010	$5,036	$1,344	$6,380

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.

(b)	Excludes $389 million and $359 million at March 31, 2010, and December 31, 2009, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(d)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	13

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,
	2010	2009
Commercial
Commercial	2.41%	.92%
Lease financing	2.14	3.29

Total commercial	2.38	1.21
Commercial Real Estate
Commercial mortgages	.73	.22
Construction and development	6.80	4.82

Total commercial real estate	2.28	1.58
Residential Mortgages	2.23	1.54
Retail
Credit card (a)	7.73	6.32
Retail leasing	.45	1.03
Home equity and second mortgages	1.88	1.48
Other retail	1.93	1.75

Total retail	3.30	2.62

Total loans, excluding covered loans	2.68	1.82
Covered Loans	.06	.21

Total loans	2.39%	1.72%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 8.42 percent for the three months ended March 31, 2010.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2010 were $469 million (2.34 percent of average loans outstanding on an annualized basis), compared with $297 million (1.35 percent of average loans outstanding on an annualized basis) for the first quarter of 2009. The year-over-year increase in net charge-offs reflected stress in commercial real estate and residential housing, especially homebuilding and related industry sectors, along with the impact of current economic conditions on the Company’s commercial loan portfolios.
Residential mortgage loan net charge-offs for the first quarter of 2010 were $145 million (2.23 percent of average loans outstanding on an annualized basis), compared with $91 million (1.54 percent of average loans outstanding on an annualized basis) for the first quarter of 2009. Retail loan net charge-offs for the first quarter of 2010 were $518 million (3.30 percent of average loans outstanding on an annualized basis), compared with $394 million (2.62 percent of average loans outstanding on an annualized basis) for the first quarter of 2009. The year-over-year increases in residential mortgage and retail loan net charge-offs reflected the continuing adverse impact of economic conditions on consumers, as rising unemployment levels increased losses in the prime-based residential mortgage and credit card portfolios.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail loans:

	Three Months Ended March 31
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2010	2009	2010	2009
Consumer Finance (a)
Residential mortgages	$10,341	$9,898	4.16%	2.99%
Home equity and second mortgages	2,474	2,417	6.23	6.21
Other retail	602	525	4.72	7.72
Other Retail
Residential mortgages	$16,067	$14,017	.98%	.52%
Home equity and second mortgages	16,928	16,798	1.25	.80
Other retail	22,741	22,462	1.85	1.61
Total Company
Residential mortgages	$26,408	$23,915	2.23%	1.54%
Home equity and second mortgages	19,402	19,215	1.88	1.48
Other retail	23,343	22,987	1.93	1.75

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended March 31
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2010	2009	2010	2009
Residential mortgages
Sub-prime borrowers	$2,432	$2,838	6.67%	5.00%
Other borrowers	7,909	7,060	3.38	2.18

Total	$10,341	$9,898	4.16%	2.99%
Home equity and second mortgages
Sub-prime borrowers	$609	$713	11.32%	10.81%
Other borrowers	1,865	1,704	4.57	4.28

Total	$2,474	$2,417	6.23%	6.21%

14	U.S. Bancorp

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,
(Dollars in Millions)	2010	2009
Balance at beginning of period	$5,264	$3,639
Charge-offs
Commercial
Commercial	251	117
Lease financing	45	63

Total commercial	296	180
Commercial real estate
Commercial mortgages	47	14
Construction and development	151	117

Total commercial real estate	198	131
Residential mortgages	146	93
Retail
Credit card	328	225
Retail leasing	9	15
Home equity and second mortgages	94	72
Other retail	132	118

Total retail	563	430

Covered loans	3	6

Total charge-offs	1,206	840
Recoveries
Commercial
Commercial	8	5
Lease financing	11	8

Total commercial	19	13
Commercial real estate
Commercial mortgages	1	1
Construction and development	5	–

Total commercial real estate	6	1
Residential mortgages	1	2
Retail
Credit card	16	13
Retail leasing	4	2
Home equity and second mortgages	4	2
Other retail	21	19

Total retail	45	36

Covered loans	–	–

Total recoveries	71	52
Net Charge-offs
Commercial
Commercial	243	112
Lease financing	34	55

Total commercial	277	167
Commercial real estate
Commercial mortgages	46	13
Construction and development	146	117

Total commercial real estate	192	130
Residential mortgages	145	91
Retail
Credit card	312	212
Retail leasing	5	13
Home equity and second mortgages	90	70
Other retail	111	99

Total retail	518	394

Covered loans	3	6

Total net charge-offs	1,135	788

Provision for credit losses	1,310	1,318
Acquisitions and other changes	–	(64)

Balance at end of period	$5,439	$4,105

Components
Allowance for loan losses	$5,235	$3,947
Liability for unfunded credit commitments	204	158

Total allowance for credit losses	$5,439	$4,105

Allowance for credit losses as a percentage of
Period-end loans, excluding covered loans	3.20%	2.37%
Nonperforming loans, excluding covered loans	156	169
Nonperforming assets, excluding covered assets	136	152
Annualized net charge-offs, excluding covered loans	118	129
Period-end loans	2.85%	2.23%
Nonperforming loans	109	144
Nonperforming assets	85	120
Annualized net charge-offs	118	128

U.S. Bancorp	15

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, and considers credit loss protection from loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2010, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in restructured loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At March 31, 2010, the allowance for credit losses was $5.4 billion (2.85 percent of total loans and 3.20 percent of loans excluding covered loans), compared with an allowance of $5.3 billion (2.70 percent of total loans and 3.04 percent of loans excluding covered loans) at December 31, 2009. The ratio of the allowance for credit losses to nonperforming loans was 109 percent (156 percent excluding covered loans) at March 31, 2010, compared with 110 percent (153 percent excluding covered loans) at December 31, 2009. The ratio of the allowance for credit losses to annualized loan net charge-offs was 118 percent at March 31, 2010, compared with 136 percent of full year 2009 net charge-offs at December 31, 2009.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2010, no significant change in the amount of residuals or concentration of the portfolios had occurred since December 31, 2009. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Risk Management Committee of the Company’s Board of Directors provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Management Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on operational risk management.

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To minimize the volatility of net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The following table summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2010, and December 31, 2009, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on net interest income simulation analysis.

U.S. Bancorp	16

Sensitivity of Net Interest Income

	March 31, 2010				December 31, 2009
	Down 50 bps	Up 50 bps	Down 200 bps	Up 200 bps	Down 50 bps	Up 50 bps	Down 200 bps	Up 200 bps
	Immediate	Immediate	Gradual*	Gradual	Immediate	Immediate	Gradual*	Gradual
Net interest income	*	.68%	*	1.33%	*	.43%	*	1.00%

*  Given the current level of interest rates, a downward rate scenario can not be computed.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 3.3 percent decrease in the market value of equity at March 31, 2010, compared with a 4.3 percent decrease at December 31, 2009. A 200 bps decrease would have resulted in a 4.4 percent decrease in the market value of equity at March 31, 2010, compared with a 2.8 percent decrease at December 31, 2009. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (“asset and liability management positions”), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt, issued to finance the Company, from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate debt, issued to finance the Company, from floating-rate payments to fixed-rate payments; and
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded mortgage loans held for sale and MSRs.
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
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2010, the Company had $7.1 billion of forward commitments to sell mortgage loans hedging $3.6 billion of mortgage loans held for sale and $5.7 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedge activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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
For additional information on derivatives and hedging activities, refer to Note 10 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk related to its trading activities, which are principally customer-based, supporting their management of foreign currency, interest rate risks and funding activities. The

17	U.S. Bancorp

Table 9    Regulatory Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2010	2009
Tier 1 capital	$23,278	$22,610
As a percent of risk-weighted assets	9.9%	9.6%
As a percent of adjusted quarterly average assets (leverage ratio)	8.6%	8.5%
Total risk-based capital	$30,858	$30,458
As a percent of risk-weighted assets	13.2%	12.9%

Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements over a specified time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. As part of its market risk management approach, the Company sets and monitors VaR limits for each trading portfolio. The Company’s trading VaR did not exceed $5 million during the first quarter of 2010 and $1 million during the first quarter of 2009.

Liquidity Risk Management The ALCO establishes policies and guidelines, as well as analyzes and manages liquidity, to ensure adequate funds are available to meet normal operating requirements, and unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, including various stress scenarios, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk.
Since 2008, the financial markets have been challenging for many financial institutions. As a result of these financial market conditions, many banks experienced liquidity constraints, substantially increased pricing to retain deposits or utilized the Federal Reserve System discount window to secure adequate funding. The Company’s profitable operations, sound credit quality and strong capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. This has allowed the Company to maintain a strong liquidity position, as depositors and investors in the wholesale funding markets seek stable financial institutions. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on liquidity risk management.
At March 31, 2010, parent company long-term debt outstanding was $14.4 billion, compared with $14.5 billion at December 31, 2009. The $.1 billion decrease was primarily due to repayments and maturities during the first quarter of 2010 of $1.0 billion of medium-term notes, partially offset by $.8 billion of medium-term note issuances. As of March 31, 2010, total parent company debt scheduled to mature in the remainder of 2010 was $3.8 billion.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $3.3 billion at March 31, 2010.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of March 31, 2010, and December 31, 2009. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $26.7 billion at March 31, 2010, compared with $26.0 billion at December 31, 2009. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends.
The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common and tangible common equity, as a percent of risk-weighted assets, were 7.1 percent and 6.5 percent, respectively, at March 31, 2010, compared with 6.8 percent and 6.1 percent, respectively, at December 31, 2009. The Company’s tangible common equity divided by tangible assets was 5.6 percent at March 31, 2010, compared with 5.3 percent at

18	U.S. Bancorp

December 31, 2009. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares repurchased during the first quarter of 2010 were repurchased under this authorization in connection with the administration of the Company’s employee benefit plans in the ordinary course of business. The following table provides a detailed analysis of all shares repurchased during the first quarter of 2010:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
January	8,098	$24.99	19,687,636
February	538,079	23.56	19,149,557
March	74,040	24.91	19,075,517

Total	620,217	$23.74	19,075,517

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on the business lines’ basis for financial presentation.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2010, certain organization and methodology changes were made and, accordingly, 2009 results were restated and presented on a comparable basis.

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking contributed $9 million of the Company’s net income in the first quarter of 2010, or an increase of $7 million, compared with the first quarter of 2009. The increase was primarily driven by higher net revenue partially offset by higher noninterest expense.
Total net revenue increased $31 million (4.2 percent) in the first quarter of 2010, compared with the first quarter of 2009. Net interest income, on a taxable-equivalent basis, decreased $32 million (6.1 percent) in the first quarter of 2010, compared with the first quarter of 2009. This decrease was driven by a reduction in average loans as a result of lower utilization of existing commitments and reduced demand for new loans, as well as the impact of declining rates on the margin benefit from deposits, which were partially offset by improved spreads on loans and higher average deposit balances. Noninterest income increased $63 million (29.9 percent) in the first quarter of 2010, compared with the first quarter of 2009 due to higher equity investment income and strong growth in commercial products revenue, including standby letters of credit, commercial loan and capital markets fees.
Total noninterest expense increased $17 million (6.4 percent) in the first quarter of 2010, compared with the first quarter of 2009, primarily due to higher compensation and employee benefits, an increase in FDIC deposit insurance expense and increased costs related to OREO. The provision for credit losses increased $3 million (.6 percent) in the first quarter of 2010, compared with the first quarter of 2009. The unfavorable change was primarily due to an increase in net charge-offs, partially offset by a reduction in the reserve allocation. Nonperforming assets were $2.5 billion at March 31, 2010, $2.6 billion at December 31, 2009, and $1.8 billion at March 31, 2009. Nonperforming assets as a percentage of period-end loans were 4.43 percent at March 31, 2010, 4.42 percent at December 31, 2009, and 2.78 percent at March 31, 2009. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $197 million of the Company’s net income in the first quarter of 2010, or a decrease of $16 million (7.5 percent), compared with the first quarter of 2009.

19	U.S. Bancorp

Table 10    Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
Three Months Ended March 31			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$489	$521	(6.1)%	$987	$979	.8%
Noninterest income	274	214	28.0	653	655	(.3)
Securities gains (losses), net	–	(3)	*	–	–	–

Total net revenue	763	732	4.2	1,640	1,634	.4
Noninterest expense	279	260	7.3	941	864	8.9
Other intangibles	4	6	(33.3)	17	23	(26.1)

Total noninterest expense	283	266	6.4	958	887	8.0

Income before provision and income taxes	480	466	3.0	682	747	(8.7)
Provision for credit losses	468	465	.6	373	412	(9.5)

Income before income taxes	12	1	*	309	335	(7.8)
Income taxes and taxable-equivalent adjustment	4	–	*	112	122	(8.2)

Net income	8	1	*	197	213	(7.5)
Net (income) loss attributable to noncontrolling interests	1	1	–	–	–	–

Net income attributable to U.S. Bancorp	$9	$2	*	$197	$213	(7.5)

Average Balance Sheet
Commercial	$35,233	$42,989	(18.0)%	$6,006	$6,440	(6.7)%
Commercial real estate	21,624	21,223	1.9	11,640	11,571	.6
Residential mortgages	77	91	(15.4)	25,947	23,426	10.8
Retail	46	72	(36.1)	44,569	44,655	(.2)

Total loans, excluding covered loans	56,980	64,375	(11.5)	88,162	86,092	2.4
Covered loans	–	–	–	7,919	10,175	(22.2)

Total loans	56,980	64,375	(11.5)	96,081	96,267	(.2)
Goodwill	1,475	1,475	–	3,246	3,231	.5
Other intangible assets	76	99	(23.2)	1,909	1,484	28.6
Assets	61,798	69,814	(11.5)	108,208	109,263	(1.0)
Noninterest-bearing deposits	16,984	16,210	4.8	14,067	13,889	1.3
Interest checking	11,819	8,513	38.8	22,159	19,907	11.3
Savings products	11,464	7,661	49.6	30,547	24,194	26.3
Time deposits	11,094	15,481	(28.3)	20,061	26,852	(25.3)

Total deposits	51,361	47,865	7.3	86,834	84,842	2.3
Total U.S. Bancorp shareholders’ equity	6,273	5,724	9.6	8,060	7,109	13.4

*  Not meaningful

Within Consumer Banking, the retail banking division contributed $98 million of the total net income in the first quarter of 2010, an increase of $4 million (4.3 percent) over the first quarter of 2009. Mortgage banking contributed $99 million of the business line’s net income in the first quarter of 2010, or a decrease of $20 million (16.8 percent) from the first quarter of 2009, reflecting lower mortgage loan production, including lower interest income on average mortgage loans held for sale.
Total net revenue increased $6 million (.4 percent) in the first quarter of 2010, compared with the first quarter of 2009. Net interest income, on a taxable-equivalent basis, increased $8 million (.8 percent) in the first quarter of 2010, compared with the first quarter of 2009. The year-over-year increase in net interest income was due to increases in deposit balances and loan spreads, partially offset by the decline in the margin benefit of deposits in a declining interest rate environment. The year-over-year increase in average deposits reflected core increases, primarily within savings accounts. Fee-based noninterest income decreased $2 million (.3 percent) in the first quarter of 2010, compared with the first quarter of 2009. The year-over-year decrease in fee-based revenue was driven by lower mortgage banking revenue and lower deposit service charges, partially offset by improvement in retail lease residual valuation losses and higher ATM processing servicing fees.
Total noninterest expense increased $71 million (8.0 percent) in the first quarter of 2010, compared with the first quarter of 2009. The increase reflected higher FDIC deposit insurance expense, increased net occupancy and equipment expense, and higher servicing costs associated with OREO and foreclosures.
The provision for credit losses decreased $39 million (9.5 percent) in the first quarter of 2010, compared with the first quarter of 2009. As a percentage of average loans outstanding on an annualized basis, net charge-offs increased to 1.62 percent in the first quarter of 2010, compared with 1.32 percent in the first quarter of 2009. Commercial and commercial real estate loan net charge-offs increased $6 million and retail loan and residential mortgage net charge-offs increased $70 million in the first quarter of 2010, compared with the first quarter of 2009. Nonperforming assets were $1.5 billion at March 31, 2010, $1.3 billion at December 31, 2009, and $957 million at March 31, 2009. Nonperforming assets as a percentage of period-end loans were 1.52 percent at March 31, 2010, 1.36 percent at

20	U.S. Bancorp

Wealth Management &			Payment			Treasury and				Consolidated
Securities Services			Services			Corporate Support				Company
		Percent			Percent			Percent				Percent
2010	2009	Change	2010	2009	Change	2010	2009	Change		2010	2009	Change
$68	$92	(26.1)%	$345	$268	28.7%	$514	$235		*%	$2,403	$2,095	14.7%
272	309	(12.0)	741	690	7.4	12	118	(89.8)		1,952	1,986	(1.7)
—	–	–	–	–	–	(34)	(195)	82.6		(34)	(198)	82.8

340	401	(15.2)	1,086	958	13.4	492	158		*	4,321	3,883	11.3
236	230	2.6	376	331	13.6	207	95		*	2,039	1,780	14.6
14	17	(17.6)	52	45	15.6	10	–		*	97	91	6.6

250	247	1.2	428	376	13.8	217	95		*	2,136	1,871	14.2

90	154	(41.6)	658	582	13.1	275	63		*	2,185	2,012	8.6
4	8	(50.0)	456	433	5.3	9	–		*	1,310	1,318	(.6)

86	146	(41.1)	202	149	35.6	266	63		*	875	694	26.1
31	53	(41.5)	74	54	37.0	(9)	(80)	88.8		212	149	42.3

55	93	(40.9)	128	95	34.7	275	143	92.3		663	545	21.7
—	–	–	(7)	(6)	(16.7)	12	(11)		*	6	(16)	*

$55	$93	(40.9)	$121	$89	36.0	$287	$132		*	$669	$529	26.5

$1,037	$1,378	(24.7)%	$4,883	$4,287	13.9%	$123	$1,040	(88.2)%		$47,282	$56,134	(15.8)%
574	571	.5	–	–	–	313	33		*	34,151	33,398	2.3
375	395	(5.1)	–	–	–	9	3		*	26,408	23,915	10.4
1,588	1,505	5.5	17,412	14,672	18.7	7	10	(30.0)		63,622	60,914	4.4

3,574	3,849	(7.1)	22,295	18,959	17.6	452	1,086	(58.4)		171,463	174,361	(1.7)
—	–	–	–	–	–	13,496	1,169		*	21,415	11,344	88.8

3,574	3,849	(7.1)	22,295	18,959	17.6	13,948	2,255		*	192,878	185,705	3.9
1,564	1,562	.1	2,312	2,290	1.0	413	–		*	9,010	8,558	5.3
221	282	(21.6)	1,004	897	11.9	148	–		*	3,358	2,762	21.6
5,849	6,246	(6.4)	26,949	23,298	15.7	78,918	57,616	37.0		281,722	266,237	5.8
5,363	4,971	7.9	609	574	6.1	977	376		*	38,000	36,020	5.5
4,818	3,541	36.1	105	76	38.2	1,093	2		*	39,994	32,039	24.8
13,400	6,284	*	21	18	16.7	3,499	109		*	58,931	38,266	54.0
5,402	6,417	(15.8)	1	–	*	9,048	5,453	65.9		45,606	54,203	(15.9)

28,983	21,213	36.6	736	668	10.2	14,617	5,940		*	182,531	160,528	13.7
2,186	2,156	1.4	5,229	4,475	16.8	4,666	7,355	(36.6)		26,414	26,819	(1.5)

December 31, 2009, and .99 percent at March 31, 2009. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and mutual fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services. Wealth Management & Securities Services contributed $55 million of the Company’s net income in the first quarter of 2010, or a decrease of $38 million (40.9 percent), compared with the first quarter of 2009. The decrease was primarily attributable to lower net revenue.
Total net revenue decreased $61 million (15.2 percent) in the first quarter of 2010, compared with the first quarter of 2009. Net interest income, on a taxable-equivalent basis, decreased $24 million (26.1 percent) in the first quarter of 2010, compared with the first quarter of 2009. The decrease in net interest income was primarily due to the reduction in the margin benefit from deposits, partially offset by higher deposit volumes. Noninterest income decreased $37 million (12.0 percent) in the first quarter of 2010, compared with the first quarter of 2009 as low interest rates negatively impacted money market investment fees.
Total noninterest expense was relatively flat, increasing $3 million (1.2 percent), and was offset by a $4 million (50.0 percent) decrease in the provision for credit losses, in the first quarter of 2010, compared with the first quarter of 2009.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $121 million of the Company’s net income in the first quarter of 2010, an increase of $32 million (36.0 percent) compared with the first quarter of 2009. The increase was primarily due to an increase in total net revenue.
Total net revenue increased $128 million (13.4 percent) in the first quarter of 2010, compared with the first quarter of 2009. Net interest income, on a taxable-equivalent basis, increased $77 million (28.7 percent) in the first quarter of 2010, compared with the first quarter of 2009, primarily due to strong growth in credit card loan balances and improved loan spreads, partially offset by the cost of rebates on the government card program. Noninterest income increased

U.S. Bancorp	21

$51 million (7.4 percent) in the first quarter of 2010, compared with the first quarter of 2009, driven by higher merchant processing services and corporate payment products revenues due to volume growth, including business expansion.
Total noninterest expense increased $52 million (13.8 percent) in the first quarter of 2010, compared with the first quarter of 2009, due to higher technology and communications expense, the result of increased volume, and higher intangibles expense.
The provision for credit losses increased $23 million (5.3 percent) in the first quarter of 2010, compared with the first quarter of 2009, due to higher net charge-offs. As a percentage of average loans outstanding, net charge-offs were 6.82 percent in the first quarter of 2010, compared with 5.56 percent in the first quarter of 2009.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, recently acquired assets and assumed liabilities prior to assignment to business lines, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $287 million in the first quarter of 2010, compared with $132 million in the first quarter of 2009.
Total net revenue increased $334 million in the first quarter of 2010, compared with the first quarter of 2009. Net interest income, on a taxable-equivalent basis, increased $279 million in the first quarter of 2010, compared with the first quarter of 2009, reflecting the impact of the FBOP acquisition, the current interest rate environment, wholesale funding decisions and the Company’s asset/liability position. Noninterest income increased $55 million (71.4 percent) in the first quarter of 2010, compared with the first quarter of 2009. The increase was primarily due to lower net securities losses partially offset by a gain on a corporate real estate transaction in the prior year.
Total noninterest expense increased $122 million in the first quarter of 2010, compared with the first quarter of 2009. The increase in noninterest expense was driven by the FBOP acquisition and higher costs related to affordable housing and other tax advantaged projects.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 19.5 percent in the first quarter of 2010, compared with 15.6 percent in the first quarter of 2009. The increase in the effective tax rate reflected the marginal impact of higher pre-tax earnings year-over-year.

NON-REGULATORY CAPITAL RATIOS

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tier 1 common equity to risk-weighted assets, and
•	Tangible common equity to risk-weighted assets.
These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies among different financial services companies. These ratios are not defined in generally accepted accounting principles (“GAAP”) or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company may be considered non-GAAP financial measures.
Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

U.S. Bancorp	22

The following table shows the Company’s calculation of these measures.

	March 31,	December 31,
(Dollars in Millions)	2010	2009
Total equity	$27,388	$26,661
Preferred stock	(1,500)	(1,500)
Noncontrolling interests	(679)	(698)
Goodwill (net of deferred tax liability)	(8,374)	(8,482)
Intangible assets, other than mortgage servicing rights	(1,610)	(1,657)

Tangible common equity (a)	15,225	14,324
Tier 1 capital, determined in accordance with prescribed regulatory requirements	23,278	22,610
Trust preferred securities	(4,524)	(4,524)
Preferred stock	(1,500)	(1,500)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(692)	(692)

Tier 1 common equity (b)	16,562	15,894
Total assets	282,428	281,176
Goodwill (net of deferred tax liability)	(8,374)	(8,482)
Intangible assets, other than mortgage servicing rights	(1,610)	(1,657)

Tangible assets (c)	272,444	271,037
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	234,042	235,233
Ratios
Tangible common equity to tangible assets (a)/(c)	5.6%	5.3%
Tier 1 common equity to risk-weighted assets (b)/(d)	7.1	6.8
Tangible common equity to risk-weighted assets (a)/(d)	6.5	6.1

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

23	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$8,380	$6,206
Investment securities
Held-to-maturity (fair value $541 and $48, respectively)	625	47
Available-for-sale	46,288	44,721
Loans held for sale (included $3,584 and $4,327 of mortgage loans carried at fair value, respectively)	3,884	4,772
Loans
Commercial	46,312	48,792
Commercial real estate	34,207	34,093
Residential mortgages	26,520	26,056
Retail	63,191	63,955

Total loans, excluding covered loans	170,230	172,896
Covered loans	20,923	21,859

Total loans	191,153	194,755
Less allowance for loan losses	(5,235)	(5,079)

Net loans	185,918	189,676
Premises and equipment	2,246	2,263
Goodwill	9,007	9,011
Other intangible assets	3,388	3,406
Other assets	22,692	21,074

Total assets	$282,428	$281,176

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$38,913	$38,186
Interest-bearing	117,922	115,135
Time deposits greater than $100,000	27,204	29,921

Total deposits	184,039	183,242
Short-term borrowings	31,196	31,312
Long-term debt	32,399	32,580
Other liabilities	7,406	7,381

Total liabilities	255,040	254,515
Shareholders’ equity
Preferred stock	1,500	1,500
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/10 and 12/31/09 — 2,125,725,742 shares	21	21
Capital surplus	8,267	8,319
Retained earnings	24,597	24,116
Less cost of common stock in treasury: 3/31/10 — 209,654,913 shares; 12/31/09 — 212,786,937 shares	(6,409)	(6,509)
Accumulated other comprehensive income (loss)	(1,267)	(1,484)

Total U.S. Bancorp shareholders’ equity	26,709	25,963
Noncontrolling interests	679	698

Total equity	27,388	26,661

Total liabilities and equity	$282,428	$281,176

See Notes to Consolidated Financial Statements.

24	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	March 31,
(Unaudited)	2010	2009
Interest Income
Loans	$2,505	$2,350
Loans held for sale	44	63
Investment securities	410	434
Other interest income	34	20

Total interest income	2,993	2,867
Interest Expense
Deposits	236	324
Short-term borrowings	128	143
Long-term debt	277	353

Total interest expense	641	820

Net interest income	2,352	2,047
Provision for credit losses	1,310	1,318

Net interest income after provision for credit losses	1,042	729
Noninterest Income
Credit and debit card revenue	258	256
Corporate payment products revenue	168	154
Merchant processing services	292	258
ATM processing services	105	102
Trust and investment management fees	264	294
Deposit service charges	207	226
Treasury management fees	137	137
Commercial products revenue	161	129
Mortgage banking revenue	200	233
Investment products fees and commissions	25	28
Securities gains (losses), net
Realized gains (losses), net	12	56
Total other-than-temporary impairment	(87)	(381)
Portion of other-than-temporary impairment recognized in other comprehensive income	41	127

Total securities gains (losses), net	(34)	(198)
Other	135	169

Total noninterest income	1,918	1,788
Noninterest Expense
Compensation	861	786
Employee benefits	180	155
Net occupancy and equipment	227	211
Professional services	58	52
Marketing and business development	60	56
Technology and communications	185	155
Postage, printing and supplies	74	74
Other intangibles	97	91
Other	394	291

Total noninterest expense	2,136	1,871

Income before income taxes	824	646
Applicable income taxes	161	101

Net income	663	545
Net (income) loss attributable to noncontrolling interests	6	(16)

Net income attributable to U.S. Bancorp	$669	$529

Net income applicable to U.S. Bancorp common shareholders	$648	$419

Earnings per common share	$.34	$.24
Diluted earnings per common share	$.34	$.24
Dividends declared per common share	$.05	$.05
Average common shares outstanding	1,910	1,754
Average diluted common shares outstanding	1,919	1,760

See Notes to Consolidated Financial Statements.

U.S. Bancorp	25

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity	Interests	Equity
Balance December 31, 2008	1,755	$7,931	$20	$5,830	$22,541	$(6,659)	$(3,363)	$26,300	$733	$27,033
Change in accounting principle					141		(141)	–		–
Net income					529			529	16	545
Changes in unrealized gains and losses on securities available-for-sale							690	690		690
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(127)	(127)		(127)
Unrealized gain on derivatives							118	118		118
Foreign currency translation							14	14		14
Reclassification for realized losses							201	201		201
Income taxes							(341)	(341)		(341)

Total comprehensive income								1,084	16	1,100
Preferred stock dividends and discount accretion		8			(108)			(100)		(100)
Common stock dividends					(88)			(88)		(88)
Issuance of common and treasury stock	4			(114)		116		2		2
Purchase of treasury stock						(3)		(3)		(3)
Net other changes in noncontrolling interests								–	(30)	(30)
Stock option and restricted stock grants				28				28		28

Balance March 31, 2009	1,759	$7,939	$20	$5,744	$23,015	$(6,546)	$(2,949)	$27,223	$719	$27,942

Balance December 31, 2009	1,913	$1,500	$21	$8,319	$24,116	$(6,509)	$(1,484)	$25,963	$698	$26,661
Change in accounting principle					(73)			(73)	(16)	(89)
Net income					669			669	(6)	663
Changes in unrealized gains and losses on securities available-for-sale							386	386		386
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(41)	(41)		(41)
Unrealized loss on derivatives							(39)	(39)		(39)
Foreign currency translation							8	8		8
Reclassification for realized losses							35	35		35
Income taxes							(132)	(132)		(132)

Total comprehensive income								886	(6)	880
Preferred stock dividends					(19)			(19)		(19)
Common stock dividends					(96)			(96)		(96)
Issuance of common and treasury stock	4			(87)		115		28		28
Purchase of treasury stock	(1)					(15)		(15)		(15)
Net other changes in noncontrolling interests								–	21	21
Distributions to noncontrolling interests								–	(18)	(18)
Stock option and restricted stock grants				35				35		35

Balance March 31, 2010	1,916	$1,500	$21	$8,267	$24,597	$(6,409)	$(1,267)	$26,709	$679	$27,388

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
(Dollars in Millions)	March 31,
(Unaudited)	2010	2009
Operating Activities
Net cash provided by operating activities	$2,876	$1,847
Investing Activities
Proceeds from sales of available-for-sale investment securities	922	3,132
Proceeds from maturities of investment securities	3,136	1,417
Purchases of investment securities	(5,269)	(2,861)
Net decrease (increase) in loans outstanding	1,944	(223)
Proceeds from sales of loans	440	605
Purchases of loans	(622)	(497)
Acquisitions, net of cash acquired	832	–
Other, net	(302)	975

Net cash provided by investing activities	1,081	2,548
Financing Activities
Net increase (decrease) in deposits	314	3,216
Net increase (decrease) in short-term borrowings	(769)	(7,976)
Proceeds from issuance of long-term debt	902	2,597
Principal payments or redemption of long-term debt	(2,143)	(2,084)
Proceeds from issuance of common stock	28	–
Cash dividends paid on preferred stock	(19)	(107)
Cash dividends paid on common stock	(96)	(746)

Net cash used in financing activities	(1,783)	(5,100)

Change in cash and due from banks	2,174	(705)
Cash and due from banks at beginning of period	6,206	6,859

Cash and due from banks at end of period	$8,380	$6,154

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

Notes to Consolidated Financial Statements
(Unaudited)

Note 1    Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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

Note 2    Accounting Changes

Accounting for Transfers of Financial Assets Effective January 1, 2010, the Company adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to transfers of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception for guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. In addition, the guidance provides clarification of the requirements for isolation and limitations on sale accounting for portions of financial assets. The guidance also requires additional disclosure about transfers of financial assets and a transferor’s continuing involvement with transferred assets. The adoption of this guidance was not significant to the Company’s financial statements.

Variable Interest Entities Effective January 1, 2010, the Company adopted accounting guidance issued by the FASB related to variable interest entities (“VIEs”). Generally, a VIE is an entity with insufficient equity at risk requiring additional subordinated financial support, or an entity in which equity investors as a group, either (i) lack the power through voting or other similar rights, to direct the activities of the entity that most significantly impact its performance, (ii) lack the obligation to absorb the expected losses of the entity or (iii) lack the right to receive the expected residual returns of the entity. The new guidance replaces the previous quantitative-based risks and rewards calculation for determining whether an entity must consolidate a VIE with an assessment of whether the entity has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This guidance requires reconsideration of whether an entity is a VIE upon occurrence of certain events, as well as ongoing assessments of whether a variable interest holder is the primary beneficiary of a VIE. The Company consolidated approximately $1.6 billion of assets of previously unconsolidated entities, and deconsolidated approximately $84 million of assets of previously consolidated entities upon adoption of this guidance. Additionally, the adoption of this guidance reduced total equity by $89 million.

28	U.S. Bancorp

Note 3    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	March 31, 2010					December 31, 2009
			Unrealized Losses					Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Other-than-		Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Temporary	Other	Value
Held-to-maturity (a)
U.S. Treasury and agencies	$64	$–	$–	$–	$64	$–	$–	$–	$–	$–
Mortgage-backed securities
Residential
Agency	4	–	–	–	4	4	–	–	–	4
Non-agency
Non-prime	4	–	–	–	4	–	–	–	–	–
Commercial	11	–	–	(7)	4	–	–	–	–	–
Asset-backed securities						–	–	–	–	–
Collateralized debt obligations/Collaterized loan obligations	236	10	–	(36)	210	–	–	–	–	–
Other	134	–	(2)	(9)	123	–	–	–	–	–
Obligations of state and political subdivisions	31	2	–	(1)	32	32	2	–	(1)	33
Other debt securities	141	–	–	(41)	100	11	–	–	–	11

Total held-to-maturity	$625	$12	$(2)	$(94)	$541	$47	$2	$–	$(1)	$48

Available-for-sale (b)
U.S. Treasury and agencies	$2,547	$9	$–	$(6)	$2,550	$3,415	$10	$–	$(21)	$3,404
Mortgage-backed securities
Residential
Agency	31,516	643	–	(17)	32,142	29,288	501	–	(47)	29,742
Non-agency
Prime (c)	1,470	9	(111)	(64)	1,304	1,624	8	(110)	(93)	1,429
Non-prime	1,275	6	(327)	(54)	900	1,359	11	(297)	(105)	968
Commercial	14	1	(1)	–	14	14	–	(1)	–	13
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	153	21	(5)	(1)	168	199	11	(5)	–	205
Other	624	7	(7)	(9)	615	360	12	(5)	(10)	357
Obligations of state and political subdivisions	6,849	26	–	(151)	6,724	6,822	30	–	(159)	6,693
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	1,179	–	–	(222)	957	1,179	–	–	(301)	878
Perpetual preferred securities	483	44	–	(58)	469	483	30	–	(90)	423
Other investments (d)	427	15	–	(3)	439	607	9	–	(13)	603

Total available-for-sale	$46,543	$781	$(451)	$(585)	$46,288	$45,356	$622	$(418)	$(839)	$44,721

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums, accretion of discounts and credit-related other-than-temporary impairment.

(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(d)	Includes securities covered under loss sharing agreements with the FDIC with a fair value of $237 million and $231 million at March 31, 2010 and December 31, 2009, respectively.
The weighted-average maturity of the available-for-sale investment securities was 6.9 years at March 31, 2010, compared with 7.1 years at December 31, 2009. The corresponding weighted-average yields were 3.85 percent and 4.00 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.9 years at March 31, 2010, and 8.4 years at December 31, 2009. The corresponding weighted-average yields were 1.26 percent and 5.10 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at March 31, 2010, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $34.7 billion at March 31, 2010, and $37.4 billion at December 31, 2009, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $8.7 billion at March 31, 2010, and $8.9 billion at December 31, 2009.

U.S. Bancorp	29

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31
(Dollars in Millions)	2010	2009
Taxable	$333	$356
Non-taxable	77	78

Total interest income from investment securities	$410	$434

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31
(Dollars in Millions)	2010	2009
Realized gains	$12	$57
Realized losses	–	(1)

Net realized gains (losses)	$12	$56

Income tax (benefit) on realized gains (losses)	$4	$21

In the fourth quarter of 2007, the Company purchased certain structured investment securities (“SIVs”) from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in certain SIVs for a pro-rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related securities.” Some of these securities, as well as certain acquired securities covered under loss sharing agreements with the FDIC, evidenced credit deterioration at the time of acquisition by the Company.
Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $1.1 billion and $461 million, respectively, at March 31, 2010, and $1.2 billion and $483 million, respectively, at December 31, 2009. Changes in the accretable balance for these securities were as follows:

Three Months Ended March 31
(Dollars in Millions)	2010	2009
Balance at beginning of period	$292	$349
Impact of other-than-temporary impairment accounting change	–	(124)

Adjusted balance at beginning of period	292	225
Accretion	(7)	(1)
Other (a)	34	–

Balance at end of period	$319	$224

(a)	Represents changes in projected future cash flows on certain investment securities.
The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the securities. To determine whether perpetual preferred securities are other-than-temporarily impaired, the Company considers the issuers’ credit ratings, historical financial performance and strength, the ability to sustain earnings, and other factors such as market presence and management experience.

30	U.S. Bancorp

The following table summarizes other-than-temporary impairment by investment category:

	2010			2009
	Losses			Losses
Three Months Ended March 31,	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Held-to-maturity
Asset-backed securities
Other	$(2)	$–	$(2)	$–	$–	$–

Total held-to-maturity	$(2)	$–	$(2)	$–	$–	$–

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(2)	$(9)	$(11)	$(7)	$(119)	$(126)
Non-prime	(35)	(32)	(67)	(28)	(103)	(131)
Commercial	–	–	–	(1)	(1)	(2)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	(1)	–	(1)	(5)	1	(4)
Other	(5)	(1)	(6)	(15)	95	80
Perpetual preferred securities	–	–	–	(195)	–	(195)
Corporate debt securities	–	–	–	(3)	–	(3)
Other debt securities	(1)	1	–	–	–	–

Total available-for-sale	$(44)	$(41)	$(85)	$(254)	$(127)	$(381)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company determined the other-than-temporary impairment recorded in earnings for securities other than perpetual preferred securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used at March 31, 2010 for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	4%	16%	14%	1%	12%	6%
Lifetime probability of default rates	–	10	2	1	28	7
Lifetime loss severity rates	38	69	44	37	100	59

Changes in credit losses on non-agency mortgage-backed securities, including SIV-related investments, and other debt securities are summarized as follows:

Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Balance at beginning of period	$335	$299
Credit losses on securities not previously considered other-than-temporarily impaired	13	54
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	33	5
Increases in expected cash flows	(1)	–
Realized losses	(7)	–
Other	18	–

Balance at end of period	$391	$358

U.S. Bancorp	31

At March 31, 2010, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at March 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Mortgage-backed securities
Residential
Non-agency
Non-prime	$–	$–	$4	$–	$4	$–
Commercial	–	–	4	(7)	4	(7)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	141	(36)	141	(36)
Other	–	–	123	(11)	123	(11)
Obligations of state and political subdivisions	2	–	10	(1)	12	(1)
Other debt securities	–	–	88	(41)	88	(41)

Total held-to-maturity	$2	$–	$370	$(96)	$372	$(96)

Available-for-sale
U.S. Treasury and agencies	$1,001	$(6)	$3	$–	$1,004	$(6)
Mortgage-backed securities
Residential
Agency	3,708	(13)	1,052	(4)	4,760	(17)
Non-agency
Prime	–	–	1,244	(175)	1,244	(175)
Non-prime	80	(13)	795	(368)	875	(381)
Commercial	2	–	2	(1)	4	(1)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	30	(4)	2	(2)	32	(6)
Other	387	(6)	21	(10)	408	(16)
Obligations of state and political subdivisions	2,072	(26)	2,337	(125)	4,409	(151)
Obligations of foreign governments	6		–	–	6
Corporate debt securities	–	–	932	(222)	932	(222)
Perpetual preferred securities	–	–	340	(58)	340	(58)
Other investments	83	(2)	3	(1)	86	(3)

Total available-for-sale	$7,369	$(70)	$6,731	$(966)	$14,100	$(1,036)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either corporate debt or non-agency mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At March 31, 2010, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

32	U.S. Bancorp

Note 4    Loans

The composition of the loan portfolio was as follows:

	March 31, 2010		December 31, 2009
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$39,937	20.9%	$42,255	21.7%
Lease financing	6,375	3.3	6,537	3.4

Total commercial	46,312	24.2	48,792	25.1
Commercial real estate
Commercial mortgages	25,501	13.3	25,306	13.0
Construction and development	8,706	4.6	8,787	4.5

Total commercial real estate	34,207	17.9	34,093	17.5
Residential mortgages
Residential mortgages	21,037	11.0	20,581	10.6
Home equity loans, first liens	5,483	2.9	5,475	2.8

Total residential mortgages	26,520	13.9	26,056	13.4
Retail
Credit card	16,222	8.5	16,814	8.6
Retail leasing	4,446	2.4	4,568	2.3
Home equity and second mortgages	19,322	10.1	19,439	10.0
Other retail
Revolving credit	3,431	1.8	3,506	1.8
Installment	5,433	2.8	5,455	2.8
Automobile	9,662	5.1	9,544	4.9
Student	4,675	2.4	4,629	2.4

Total other retail	23,201	12.1	23,134	11.9

Total retail	63,191	33.1	63,955	32.8

Total loans, excluding covered loans	170,230	89.1	172,896	88.8
Covered loans	20,923	10.9	21,859	11.2

Total loans	$191,153	100.0%	$194,755	100.0%

The Company had loans of $55.6 billion at March 31, 2010, and December 31, 2009, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $43.5 billion at March 31, 2010, and $44.2 billion at December 31, 2009, pledged at the Federal Reserve Bank.
Originated loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at March 31, 2010 and December 31, 2009. In accordance with applicable authoritative accounting guidance effective for the Company on January 1, 2009, all purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”).
Covered assets represent loans and other assets acquired from the FDIC subject to loss sharing agreements and included expected reimbursements from the FDIC of approximately $3.9 billion at March 31, 2010, and

U.S. Bancorp	33

December 31, 2009. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	March 31, 2010				December 31, 2009
	Purchased	Purchased			Purchased	Purchased
	impaired	nonimpaired	Other		impaired	nonimpaired	Other
(Dollars in Millions)	loans	loans	assets	Total	loans	loans	assets	Total
Commercial loans	$84	$445	$–	$529	$86	$443	$–	$529
Commercial real estate loans	2,755	6,569	–	9,324	3,035	6,724	–	9,759
Residential mortgage loans	4,336	1,852	–	6,188	4,712	1,918	–	6,630
Retail	35	950	–	985	30	978	–	1,008
Losses reimbursable by the FDIC	–	–	3,897	3,897	–	–	3,933	3,933

Covered loans	7,210	9,816	3,897	20,923	7,863	10,063	3,933	21,859
Foreclosed real estate	–	–	861	861	–	–	653	653

Total covered assets	$7,210	$9,816	$4,758	$21,784	$7,863	$10,063	$4,586	$22,512

At March 31, 2010 and December 31, 2009, $1.0 billion and $1.1 billion, respectively, of the purchased impaired loans included in covered assets were classified as nonperforming assets because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans in covered loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for loan losses, net of expected reimbursement from the FDIC under the loss sharing agreements. There has not been any significant credit deterioration since the respective acquisition dates.
Changes in the accretable balance for purchased impaired loans for the Downey, PFF, and FBOP transactions were as follows:

Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Balance at beginning of period	$2,845	$2,719
Accretion	(101)	(96)
Disposals	(7)	(11)
Reclassifications (to) from nonaccretable difference, net	92	(2)
Other	(4)	(205)

Balance at end of period	$2,825	$2,405

For the three months ended March 31, 2010 and 2009, the Company had net gains on the sale of loans of $111 million and $116 million, respectively, which were included in noninterest income, primarily in mortgage banking revenue.

Note 5    Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, the sale or syndication of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. The guarantees provided to certain third parties in connection with the sale or syndication of certain assets, primarily loan portfolios and tax-advantaged investments, is further discussed in Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any

34	U.S. Bancorp

liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights, refer to Note 6. The Company has no asset securitizations or similar asset-backed financing arrangements that are off balance sheet.
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing, development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments.
As a result of adopting new accounting guidance, the Company consolidated certain community development and tax-advantaged investment entities on January 1, 2010 that it had not previously consolidated. The consolidation of these VIEs increased assets and liabilities by approximately $1.0 billion. The equity impact of consolidating these VIEs was an $9 million decrease, which represents the recognition of noncontrolling interests in the consolidated VIEs. At March 31, 2010, approximately $1.8 billion of the Company’s assets and liabilities related to community development and tax-advantaged investment entities VIEs. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt on the consolidated balance sheet. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized.
The Company also deconsolidated certain community development and tax-advantaged investment entities as a result of adopting the new accounting guidance, principally because the Company did not have power to direct the activities that most significantly impact the VIEs. The deconsolidation of these VIEs resulted in a $84 million decrease in assets and $77 million decrease in liabilities. The deconsolidation also resulted in a $7 million decrease to equity, which was principally the removal of the noncontrolling interests in these VIEs.
In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. Under accounting rules effective prior to January 1, 2010, the Company was not the primary beneficiary of the conduit as it did not absorb the majority of the conduit’s expected losses or residual returns. Under the new accounting guidance, the Company consolidated the conduit on January 1, 2010, because of its ability to manage the activities of the conduit. Consolidation of the conduit increased held-to-maturity investment securities $.6 billion, decreased loans $.7 billion, and reduced retained earnings $73 million. At March 31, 2010, $.5 billion of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit.
The Company is not required to consolidate other VIEs in which it is not the primary beneficiary. In such cases, the Company does not control the entities’ most significant activities or does not have the obligation to absorb losses or right to receive benefits that are significant to the VIE. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $104 million, with an aggregate amount of approximately $2.2 billion at March 31, 2010, and from less than $1 million to $63 million, with an aggregate amount of $2.4 billion at December 31, 2009. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the balance sheet. While the Company believes potential losses from these investments is remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $4.8 billion at March 31, 2010, compared with $4.7 billion at December 31, 2009. This maximum exposure is determined by assuming a scenario where the separate investments within the individual private funds were to become worthless and the community-based business and housing projects, and related tax credits completely failed and did not meet certain government compliance requirements.

U.S. Bancorp	35

Note 6    Mortgage Servicing Rights

The Company serviced $156.5 billion of residential mortgage loans for others at March 31, 2010, and $150.8 billion at December 31, 2009. The net impact included in mortgage banking revenue of assumption changes on the fair value of mortgage servicing rights (“MSRs”) and fair value changes of derivatives used to offset MSR value changes was a net gain of $42 million and $2 million for the three months ended March 31, 2010, and 2009, respectively. Loan servicing fees, not including valuation changes included in mortgage banking revenue, were $142 million and $117 million for the three months ended March 31, 2010, and 2009, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2010	2009
Balance at beginning of period	$1,749	$1,194
Rights purchased	5	33
Rights capitalized	132	193
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	(36)	(135)
Other changes in fair value (b)	(72)	(103)

Balance at end of period	$1,778	$1,182

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.

(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at March 31, 2010, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$3	$5	$1	$3

The fair value of MSRs and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured mortgages, conventional mortgages, and Mortgage Revenue Bond Programs (“MRBP”). The servicing portfolios are predominantly comprised of fixed-rate agency loans with limited adjustable-rate or jumbo mortgage loans. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance. Mortgage loans originated as part of government agency and state loans programs tend to experience slower prepayment rates and better cash flows than conventional mortgage loans.
A summary of the Company’s MSRs and related characteristics by portfolio at March 31, 2010 was as follows:

(Dollars in Millions)	MRBP(a)	Government	Conventional	Total
Servicing portfolio	$11,985	$23,275	$121,252	$156,512
Fair market value	$168	$311	$1,299	$1,778
Value (bps)(a)	140	134	107	114
Weighted-average servicing fees (bps)	40	40	32	34
Multiple (value/servicing fees)	3.50	3.35	3.34	3.35
Weighted-average note rate	5.91%	5.60%	5.49%	5.54
Age (in years)	4.0	2.1	2.6	2.6
Expected life (in years)	6.4	5.0	5.4	5.4
Discount rate	11.5%	11.2%	10.3%	10.5%

(a)	Value is calculated as fair market value divided by the servicing portfolio.

36	U.S. Bancorp

Note 7    Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2010	2009
Net income attributable to U.S. Bancorp	$669	$529
Preferred dividends	(19)	(100)
Accretion of preferred stock discount	–	(8)
Earnings allocated to participating stock awards	(2)	(2)

Net income applicable to U.S. Bancorp common shareholders	$648	$419

Average common shares outstanding	1,910	1,754
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	9	6

Average diluted common shares outstanding	1,919	1,760

Earnings per common share	$.34	$.24
Diluted earnings per common share	$.34	$.24

Options and warrants outstanding at March 31, 2010 and 2009 to purchase 56 million and 114 million common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive.

Note 8    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
			Postretirement
	Pension Plans		Welfare Plan
(Dollars in Millions)	2010	2009	2010	2009
Service cost	$23	$20	$2	$1
Interest cost	39	38	2	3
Expected return on plan assets	(54)	(54)	(1)	(1)
Prior service (credit) cost and transition (asset) obligation amortization	(3)	(1)	–	–
Actuarial (gain) loss amortization	16	12	(1)	(2)

Net periodic benefit cost	$21	$15	$2	$1

U.S. Bancorp	37

Note 9    Income Taxes

The components of income tax expense were:

	Three Months Ended
	March 31,
(Dollars in Millions)	2010	2009
Federal
Current	$154	$374
Deferred	(20)	(295)

Federal income tax	134	79
State
Current	29	49
Deferred	(2)	(27)

State income tax	27	22

Total income tax provision	$161	$101

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2010	2009
Tax at statutory rate	$289	$226
State income tax, at statutory rates, net of federal tax benefit	17	14
Tax effect of
Tax credits	(100)	(75)
Tax-exempt income	(52)	(49)
Noncontrolling interests	2	(6)
Other items	5	(9)

Applicable income taxes	$161	$101

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2010, the federal taxing authority had completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax liability was $332 million at March 31, 2010, and $190 million at December 31, 2009.

38	U.S. Bancorp

Note 10    Derivative Instruments

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
Of the Company’s $40.3 billion of total notional amount of asset and liability management positions at March 31, 2010, $11.9 billion was designated as a fair value or cash flow hedge. When a derivative is designated as either a fair value or cash flow hedge, the Company performs an assessment, at inception and quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2010, and the change in fair value attributed to hedge ineffectiveness was not material.
The Company also uses forward commitments to sell specified amounts of certain foreign currencies to hedge the volatility of its investment in foreign operations as driven by fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the three months ended March 31, 2010 was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until income from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At March 31, 2010, the Company had $351 million of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2010 and the next 12 months is a loss of $106 million and $148 million, respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2010, and the change in fair value attributed to hedge ineffectiveness was not material.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale. The Company also enters into U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to economically hedge the change in the fair value of the Company’s residential MSRs. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions.
For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	39

The following table summarizes the derivative positions of the Company:

	March 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
(Dollars in Millions)	Derivatives	Derivatives	Derivatives	Derivatives
Total fair value of derivative positions	$1,521	$1,783	$1,582	$1,854
Netting (a)	(315)	(988)	(421)	(995)

Total	$1,206	$795	$1,161	$859

Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

(a)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At March 31, 2010, the amount of cash collateral posted by counterparties that was netted against derivative assets was $101 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $776 million. At December 31, 2009, the amount of cash collateral posted by counterparties that was netted against derivative assets was $116 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $691 million.
The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
March 31, 2010
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,725	$128	50.09	$–	$–	–
Foreign exchange cross-currency swaps	1,794	158	6.54	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	7,363	590	3.78
Net investment hedges
Foreign exchange forward contracts	515	6	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,190	11	.09	8,122	46	.05
Sell	4,448	22	.14	2,687	11	.08
Options
Purchased	4,625	–	.12	–	–	–
Written	3,103	16	.10	178	–	.09
Foreign exchange forward contracts	198	1	.06	208	2	.04
Equity contracts	52	3	.55	–	–	–
Credit contracts	841	3	3.51	1,279	1	2.95
December 31, 2009
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	3,235	70	32.71	1,950	32	20.52
Foreign exchange cross-currency swaps	1,864	272	6.81	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	8,363	556	3.58
Net investment hedges
Foreign exchange forward contracts	536	15	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,250	6	.07	9,862	190	.05
Sell	7,533	91	.11	1,260	3	.06
Options
Purchased	5,250	–	.06	–	–	–
Written	2,546	9	.08	594	2	.09
Foreign exchange forward contracts	113	1	.08	293	2	.08
Equity contracts	27	2	1.58	29	1	.29
Credit contracts	863	2	3.68	1,261	1	3.05

40	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
March 31, 2010
Interest rate contracts
Receive fixed/pay floating swaps	$18,460	$903	4.44	$509	$10	10.04
Pay fixed/receive floating swaps	720	14	9.69	18,200	868	4.44
Options
Purchased	1,860	17	1.80	244	14	.69
Written	518	14	.44	1,586	17	2.07
Foreign exchange rate contracts
Forwards, spots and swaps (a)	6,031	218	.41	5,970	217	.41
Options
Purchased	281	7	.50	–	–	–
Written	–	–	–	281	7	.50
December 31, 2009
Interest rate contracts
Receive fixed/pay floating swaps	18,700	854	4.46	1,083	19	7.00
Pay fixed/receive floating swaps	1,299	24	7.36	18,490	821	4.45
Options
Purchased	1,841	20	1.68	231	12	.85
Written	477	12	.56	1,596	20	1.90
Foreign exchange rate contracts
Forwards, spots and swaps (a)	5,607	193	.46	5,563	184	.45
Options
Purchased	311	11	.64	–	–	–
Written	–	–	–	311	11	.64

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income and the gains (losses) reclassified from other comprehensive income (loss) into earnings:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
		Gains (Losses)		Gains (Losses)
	Gains (Losses)	Reclassified from	Gains (Losses)	Reclassified from
	Recognized in Other	Other Comprehensive	Recognized in Other	Other Comprehensive
	Comprehensive	Income (Loss) into	Comprehensive	Income (Loss) into
(Dollars in Millions)	Income (Loss)	Earnings	Income (Loss)	Earnings
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$(351)	$(43)	$(575)	$(57)
Net investment hedges
Foreign exchange forward contracts	(31)	–	20	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2010 and 2009.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income (expense) on long-term debt.

U.S. Bancorp	41

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and customer-related positions:

	Location of	Gains (Losses) Recognized in Earnings
	Gains (Losses)	Three Months Ended	Three Months Ended
(Dollars in Millions)	Recognized in Earnings	March 31, 2010	March 31, 2009
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(96)	$(30)
Foreign exchange cross-currency swaps	Other noninterest income	(70)	(53)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	20	157
Purchased and written options	Mortgage banking revenue	70	109
Foreign exchange forward contracts	Commercial products revenue	(11)	–
Equity contracts	Compensation expense	–	(19)
Credit contracts	Other noninterest income/expense	–	(1)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	69	(131)
Pay fixed/receive floating swaps	Other noninterest income	(67)	150
Purchased and written options	Other noninterest income	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	10	13
Purchased and written options	Commercial products revenue	–	–

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $94 million and $69 million for the three months ended March 31, 2010, respectively, and $30 million and $54 million for the three months ended March 31, 2009, respectively. Ineffective portion was immaterial for the three months ended March 31, 2010 and 2009.

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
The Company’s collateral agreements are bilateral, and therefore contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at March 31, 2010, was $1.3 billion. At March 31, 2010, the Company had $776 million of cash posted as collateral against this net liability position.

42	U.S. Bancorp

Note 11    Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, available-for-sale investment securities, certain mortgage loans held for sale (“MLHFS”) and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.
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
When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the first quarter of 2010 and 2009, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels, except for the transfer of non-agency mortgage-backed securities from Level 2 to Level 3 in the first quarter of 2009, as discussed below.
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

U.S. Bancorp	43

verified, where possible, to prices of observable market trades as obtained from independent sources. Securities measured at fair value by such methods are classified as Level 2.
The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are categorized as Level 3. Securities classified as Level 3 include non-agency mortgage-backed securities, SIV-related, commercial mortgage-backed and asset-backed securities, collateralized debt obligations and collateralized loan obligations, and certain corporate debt securities. Beginning in the first quarter of 2009, due to the limited number of trades of non-agency mortgage-backed securities and lack of reliable evidence about transaction prices, the Company determines the fair value of these securities using a cash flow methodology and incorporating observable market information, where available. The use of a cash flow methodology resulted in the Company transferring some non-agency mortgage-backed securities to Level 3 in the first quarter of 2009. This transfer did not impact earnings and was not significant to shareholders’ equity of the Company or the carrying amount of the securities.
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
The following table shows the valuation assumption ranges for Level 3 available-for-sale non-agency mortgage-backed securities at March 31, 2010:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	3%	18%	13%	1%	13%	6%
Lifetime probability of default rates	–	10	1	–	28	7
Lifetime loss severity rates	–	100	47	10	100	56
Discount margin	–	26	6	3	31	13

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue for the three months ended March 31, 2010 and 2009, was a $42 million and $32 million net gain, respectively, from the initial measurement and subsequent changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $3.6 billion as of March 31, 2010, which exceeded the unpaid principal balance by $74 million as of that date. MLHFS are Level 2. Related interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

44	U.S. Bancorp

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

U.S. Bancorp	45

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2010
Available-for-sale securities
U.S. Treasury and agencies	$8	$2,542	$–	$–	$2,550
Mortgage-backed securities
Residential
Agency	–	32,142	–	–	32,142
Non-agency
Prime	–	–	1,304	–	1,304
Non-prime	–	–	900	–	900
Commercial	–	–	14	–	14
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	89	79	–	168
Other	–	280	335	–	615
Obligations of state and political subdivisions	–	6,724	–	–	6,724
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	947	10	–	957
Perpetual preferred securities	–	469	–	–	469
Other investments	199	3	237	–	439

Total available-for-sale	207	43,202	2,879	–	46,288
Mortgage loans held for sale	–	3,584	–	–	3,584
Mortgage servicing rights	–	–	1,778	–	1,778
Derivative assets	–	584	937	(315)	1,206
Other assets	1	214	–	–	215

Total	$208	$47,584	$5,594	$(315)	$53,071

Derivative liabilities	$–	$1,751	$32	$(988)	$795
Other liabilities	–	206	–	–	206

Total	$–	$1,957	$32	$(988)	$1,001

December 31, 2009
Available-for-sale securities
U.S. Treasury and agencies	$9	$3,395	$–	$–	$3,404
Mortgage-backed securities
Residential
Agency	–	$29,742	–	–	29,742
Non-agency
Prime	–	–	1,429	–	1,429
Non-prime	–	–	968	–	968
Commercial	–	–	13	–	13
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	107	98	–	205
Other	–	–	357	–	357
Obligations of state and political subdivisions	–	6,693	–	–	6,693
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	868	10	–	878
Perpetual preferred securities	–	423	–	–	423
Other investments	372	–	231	–	603

Total available-for-sale	381	41,234	3,106	–	44,721
Mortgage loans held for sale	–	4,327	–	–	4,327
Mortgage servicing rights	–	–	1,749	–	1,749
Derivative assets	–	713	869	(421)	1,161
Other assets	–	247	–	–	247

Total	$381	$46,521	$5,724	$(421)	$52,205

Derivative liabilities	$–	$1,800	$54	$(995)	$859
Other liabilities	–	256	–	–	256

Total	$–	$2,056	$54	$(995)	$1,115

46	U.S. Bancorp

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
Three Months Ended March 31, 2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,429	$–		$29	$(154)	$–	$1,304	$27
Non-prime	968	(31)		16	(53)	–	900	16
Commercial	13	–		1	–	–	14	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	98	2		–	(21)	–	79	–
Other	357	(2)		(6)	(14)	–	335	(6)
Corporate debt securities	10	–		–	–	–	10	–
Other securities and investments	231	(2)		13	(5)	–	237	13

Total available-for-sale	3,106	(33	) (a)	53	(247)	–	2,879	51
Mortgage servicing rights	1,749	(108	) (b)	–	137	–	1,778	(108	) (b)
Net derivative assets and liabilities	815	20	(c)	–	70	–	905	(27	) (d)

Three Months Ended March 31, 2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$183	$(6)		$268	$(133)	$2,248	$2,560	$260
Non-prime	1,022	(26)		(22)	(47)	133	1,060	(145)
Commercial	17	(1)		(1)	–	–	15	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	86	(5)		2	(5)	4	82	1
Other	523	(15)		4	(13)	3	502	(92)
Corporate debt securities	13	(3)		–	–	–	10	–

Total available-for-sale	1,844	(56	) (a)	251	(198)	2,388	4,229	23
Mortgage servicing rights	1,194	(238	) (b)	–	226	–	1,182	(238	) (b)
Net derivative assets and liabilities	1,698	(37	) (e)	–	(105)	–	1,556	(399	) (f)

(a)	Included in securities gains (losses).

(b)	Included in mortgage banking revenue.
(c)	Approximately $(111) million included in other noninterest income and $131 million included in mortgage banking revenue.
(d)	Approximately $79 million included in other noninterest income and $(106) million included in mortgage banking revenue.
(e)	Approximately $(319) million included in other noninterest income and $282 million included in mortgage banking revenue.
(f)	Approximately $(177) million included in other noninterest income and $(222) million included in mortgage banking revenue.
The Company may also be required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

		March 31, 2010				December 31, 2009
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans held for sale (a)	$–	$–	$–	$–	$–	$276	$–	$276
Loans (b)	–	125	26	151	–	235	5	240
Other real estate owned (c)	–	99	–	99	–	183	–	183
Other intangible assets	–	–	–	–	–	–	3	3

(a)	Represents carrying value of loans held for sale for which adjustments are based on what secondary markets are currently offering for portfolios with similar characteristics.

(b)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(c)	Represents the fair value of foreclosed properties that were measured at fair value based on the appraisal value of the collateral subsequent to their initial acquisition.

U.S. Bancorp	47

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2010	2009
Loans held for sale	$–	$1
Loans (a)	121	86
Other real estate owned (b)	50	22

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.

(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2010			December 31, 2009
			Excess of			Excess of
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$3,584	$3,510	$74	$4,327	$4,264	$63
Loans 90 days or more past due	22	29	(7)	23	30	(7)

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of March 31, 2010 and December 31, 2009, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.
The estimated fair values of the Company’s financial instruments are shown in the table below.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$8,380	$8,380	$6,206	$6,206
Investment securities held-to-maturity	625	541	47	48
Mortgages held for sale (a)	22	22	29	29
Other loans held for sale	278	278	416	416
Loans	185,918	182,029	189,676	184,157
Financial Liabilities
Deposits	184,039	184,392	183,242	183,504
Short-term borrowings	31,196	31,570	31,312	31,674
Long-term debt	32,399	32,595	32,580	32,808

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $351 million and $356 million at March 31, 2010 and December 31, 2009, respectively. The carrying value of other guarantees was $283 million and $285 million at March 31, 2010 and December 31, 2009, respectively.

48	U.S. Bancorp

Note 12    Guarantees and Contingent Liabilities

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
At March 31, 2010, the carrying amount of the Company’s liability related to the remaining Visa litigation was $117 million. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares three years after the IPO or upon settlement of the Visa litigation, whichever is later.
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2010:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$113	$17,890
Third-party borrowing arrangements	–	134
Securities lending indemnifications	–	7,328
Asset sales (a)	73	507
Merchant processing	62	66,970
Other guarantees	3	5,794
Other contingent liabilities	29	1,992

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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

U.S. Bancorp	49

provisions to protect the Company in the event of default. At March 31, 2010, the value of airline tickets purchased to be delivered at a future date was $5.1 billion. The Company held collateral of $502 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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
For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 13    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2010 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized in the consolidated financial statements.

50	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2010			2009
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$46,211	$451	3.90%	$42,321	$477	4.51%	9.2%
Loans held for sale	3,932	44	4.50	5,191	63	4.87	(24.3)
Loans (b)
Commercial	47,282	483	4.13	56,134	534	3.84	(15.8)
Commercial real estate	34,151	370	4.39	33,398	357	4.33	2.3
Residential mortgages	26,408	347	5.27	23,915	346	5.81	10.4
Retail	63,622	1,064	6.78	60,914	992	6.61	4.4

Total loans, excluding covered loans	171,463	2,264	5.34	174,361	2,229	5.17	(1.7)
Covered loans	21,415	253	4.77	11,344	131	4.68	88.8

Total loans	192,878	2,517	5.28	185,705	2,360	5.14	3.9
Other earning assets	5,807	34	2.39	2,097	20	3.83	*

Total earning assets	248,828	3,046	4.94	235,314	2,920	5.01	5.7
Allowance for loan losses	(5,312)			(3,755)			(41.5)
Unrealized gain (loss) on available-for-sale securities	(407)			(2,577)			84.2
Other assets	38,613			37,255			3.6

Total assets	$281,722			$266,237			5.8

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$38,000			$36,020			5.5
Interest-bearing deposits
Interest checking	39,994	19	.19	32,039	15	.18	24.8
Money market savings	40,902	37	.36	27,927	37	.54	46.5
Savings accounts	18,029	25	.57	10,339	14	.56	74.4
Time certificates of deposit less than $100,000	18,335	80	1.77	18,132	128	2.87	1.1
Time deposits greater than $100,000	27,271	75	1.12	36,071	130	1.46	(24.4)

Total interest-bearing deposits	144,531	236	.66	124,508	324	1.06	16.1
Short-term borrowings	32,551	130	1.62	32,217	148	1.86	1.0
Long-term debt	32,456	277	3.45	37,784	353	3.78	(14.1)

Total interest-bearing liabilities	209,538	643	1.24	194,509	825	1.72	7.7
Other liabilities	7,092			8,163			(13.1)
Shareholders’ equity
Preferred equity	1,500			7,935			(81.1)
Common equity	24,914			18,884			31.9

Total U.S. Bancorp shareholders’ equity	26,414			26,819			(1.5)
Noncontrolling interests	678			726			(6.6)

Total equity	27,092			27,545			(1.6)

Total liabilities and equity	$281,722			$266,237			5.8%

Net interest income		$2,403			$2,095

Gross interest margin			3.70%			3.29%

Gross interest margin without taxable-equivalent increments			3.62			3.21

Percent of Earning Assets
Interest income			4.94%			5.01%
Interest expense			1.04			1.42

Net interest margin			3.90%			3.59%

Net interest margin without taxable-equivalent increments			3.82%			3.51%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	51

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2010.

Item 6. Exhibits

10.1	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 20, 2010)
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

52	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Terrance R. Dolan
Terrance R. Dolan
Executive Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: May 7, 2010

U.S. Bancorp	53

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended
(Dollars in Millions)			March 31, 2010
Earnings
1.	Net income attributable to U.S. Bancorp		$669
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		161

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$830

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$405
	b.	Portion of rents representative of interest and amortization of debt expense	26

	c.	Fixed charges excluding interest on deposits (4a + 4b)	431
	d.	Interest on deposits	236

	e.	Fixed charges including interest on deposits (4c + 4d)	$667

5.	Amortization of interest capitalized		$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,261
7.	Earnings including interest on deposits (3 + 4e + 5)		1,497
8.	Fixed charges excluding interest on deposits (4c)		431
9.	Fixed charges including interest on deposits (4e)		667
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		2.93
11.	Including interest on deposits (line 7/line 9)		2.24

*	Excludes interest expense related to unrecognized tax positions.

54	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: May 7, 2010

U.S. Bancorp	55

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated:  May 7, 2010

56	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 7, 2010

U.S. Bancorp	57

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

BNY Mellon Shareowner Services
P.O. Box 358015
Pittsburgh, PA 15252-8015
Phone: 888-778-1311 or 201-680-6578 (international calls)
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

Dividends and Reinvestment Plan
U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, BNY Mellon Shareowner Services.

Investor Relations Contacts
Judith T. Murphy
Executive Vice President, Corporate Investor and Public Relations
judith.murphy@usbank.com
Phone: 612-303-0783 or 866-775-9668

Financial Information
U.S. Bancorp news and financial results are available through our website and by mail.

Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com, then click on About U.S. Bank.

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

Code of Ethics
U.S. Bancorp places the highest importance on honesty and integrity. Each year, every U.S. Bancorp employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct, the guiding ethical standards of our organization. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About U.S. Bank, then Ethics at U.S. Bank.

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