Form 10-Q
period 2010-06-30
US BANCORP \DE\
filed 2010-08-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010
Common Stock, $.01 Par Value	1,917,160,774 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date made. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Global and domestic economies could fail to recover from the recent economic downturn or could experience another severe contraction, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets, could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be impacted by effects of recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by continued deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, interest rate risk and liquidity risk.

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

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,409	$2,104	14.5%	$4,812	$4,199	14.6%
Noninterest income	2,131	2,074	2.7	4,083	4,060	.6
Securities gains (losses), net	(21)	(19)	(10.5)	(55)	(217)	74.7

Total net revenue	4,519	4,159	8.7	8,840	8,042	9.9
Noninterest expense	2,377	2,129	11.6	4,513	4,000	12.8
Provision for credit losses	1,139	1,395	(18.4)	2,449	2,713	(9.7)

Income before taxes	1,003	635	58.0	1,878	1,329	41.3
Taxable-equivalent adjustment	52	50	4.0	103	98	5.1
Applicable income taxes	199	100	99.0	360	201	79.1

Net income	752	485	55.1	1,415	1,030	37.4
Net (income) loss attributable to noncontrolling interests	14	(14)	*	20	(30)	*

Net income attributable to U.S. Bancorp	$766	$471	62.6	$1,435	$1,000	43.5

Net income applicable to U.S. Bancorp common shareholders	$862	$221	*	$1,510	$640	*

Per Common Share
Earnings per share	$.45	$.12	* %	$.79	$.36	* %
Diluted earnings per share	.45	.12	*	.79	.36	*
Dividends declared per share	.05	.05	–	.10	.10	–
Book value per share	13.69	11.86	15.4
Market value per share	22.35	17.92	24.7
Average common shares outstanding	1,912	1,833	4.3	1,911	1,794	6.5
Average diluted common shares outstanding	1,921	1,840	4.4	1,920	1,801	6.6
Financial Ratios
Return on average assets	1.09%	.71%		1.03%	.76%
Return on average common equity	13.4	4.2		12.0	6.4
Net interest margin (taxable-equivalent basis) (a)	3.90	3.60		3.90	3.59
Efficiency ratio (b)	52.4	51.0		50.7	48.4
Average Balances
Loans	$191,161	$183,878	4.0%	$192,015	$184,786	3.9%
Loans held for sale	4,048	6,092	(33.6)	3,990	5,644	(29.3)
Investment securities	47,140	42,189	11.7	46,678	42,255	10.5
Earning assets	247,446	234,265	5.6	248,133	234,786	5.7
Assets	281,340	266,107	5.7	281,530	266,171	5.8
Noninterest-bearing deposits	39,917	37,388	6.8	38,964	36,707	6.1
Deposits	183,318	163,220	12.3	182,927	161,880	13.0
Short-term borrowings	32,286	27,638	16.8	32,418	29,915	8.4
Long-term debt	30,242	38,768	(22.0)	31,343	38,279	(18.1)
Total U.S. Bancorp shareholders’ equity	27,419	28,202	(2.8)	26,919	27,514	(2.2)

	June 30, 2010	December 31, 2009

Period End Balances
Loans	$191,584	$194,755	(1.6)%
Allowance for credit losses	5,536	5,264	5.2
Investment securities	48,367	44,768	8.0
Assets	283,243	281,176	.7
Deposits	183,123	183,242	(.1)
Long-term debt	29,137	32,580	(10.6)
Total U.S. Bancorp shareholders’ equity	28,169	25,963	8.5
Capital ratios
Tier 1 capital	10.1%	9.6%
Total risk-based capital	13.4	12.9
Leverage	8.8	8.5
Tier 1 common equity to risk-weighted assets (c)	7.4	6.8
Tangible common equity to tangible assets (c)	6.0	5.3
Tangible common equity to risk-weighted assets (c)	6.9	6.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	See Non-Regulatory Capital Ratios beginning on page 26.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $766 million for the second quarter of 2010 or $.45 per diluted common share, compared with $471 million, or $.12 per diluted common share for the second quarter of 2009. Return on average assets and return on average common equity were 1.09 percent and 13.4 percent, respectively, for the second quarter of 2010, compared with .71 percent and 4.2 percent, respectively, for the second quarter of 2009. Diluted earnings per common share for the second quarter of 2010 included a non-recurring $.05 benefit related to an exchange of newly issued perpetual preferred stock for outstanding income trust securities (“ITS exchange”), net of related debt extinguishment costs. Also impacting the second quarter of 2010 were $25 million of provision for credit losses in excess of net charge-offs, net securities losses of $21 million and a $28 million gain related to the Company’s investment in Visa Inc. The second quarter of 2009 included $466 million of provision for credit losses in excess of net charge-offs, net securities losses of $19 million, a $123 million accrual for a Federal Deposit Insurance Corporation (“FDIC”) special assessment and a reduction to earnings per share from recognition of $154 million of unaccreted preferred stock discount as a result of the redemption of preferred stock previously issued to the U.S. Department of the Treasury.
Total net revenue, on a taxable-equivalent basis, for the second quarter of 2010 was $360 million (8.7 percent) higher than the second quarter of 2009, reflecting a 14.5 percent increase in net interest income and a 2.7 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of continued growth in lower cost core deposit funding and an increase in average earning assets, primarily related to acquisitions. Noninterest income increased over a year ago as a result of higher payments-related and commercial products revenue and other income.
Total noninterest expense in the second quarter of 2010 was $248 million (11.6 percent) higher than the second quarter of 2009, primarily due to the impact of acquisitions, higher compensation and employee benefits expense and costs related to investments in affordable housing and other tax-advantaged projects, partially offset by lower FDIC deposit insurance expense due to the FDIC special assessment in the second quarter of the prior year.
The provision for credit losses for the second quarter of 2010 was $1.1 billion, or $256 million (18.4 percent) lower than the second quarter of 2009. The provision for credit losses exceeded net charge-offs by $25 million in the second quarter of 2010, compared with $466 million in the second quarter of 2009. Net charge-offs in the second quarter of 2010 were $1.1 billion, compared with net charge-offs of $929 million in the second quarter of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income attributable to U.S. Bancorp of $1.4 billion for the first six months of 2010 or $.79 per diluted common share, compared with $1.0 billion, or $.36 per diluted common share for the first six months of 2009. Return on average assets and return on average common equity were 1.03 percent and 12.0 percent, respectively, for the first six months of 2010, compared with .76 percent and 6.4 percent, respectively, for the first six months of 2009. The Company’s results for the first six months of 2010 reflected $200 million of provision for credit losses in excess of net charge-offs, $55 million of net securities losses and a $28 million gain related to the Company’s investment in Visa Inc. The first six months of 2009 included $996 million of provision for credit losses in excess of net charge-offs, $217 million of net securities losses, the $123 million FDIC special assessment, the $154 million preferred stock discount recognition and a $92 million gain from a corporate real estate transaction.
Total net revenue, on a taxable-equivalent basis, for the first six months of 2010 was $798 million (9.9 percent) higher than the first six months of 2009, reflecting a 14.6 percent increase in net interest income and a 4.8 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of continued growth in lower cost core deposit funding and an increase in average earning assets. Noninterest income increased over a year ago, principally due to higher payments-related and commercial products revenue and a decrease in net securities losses, partially offset by lower mortgage banking revenue and other service charges.

U.S. Bancorp	3

Total noninterest expense in the first six months of 2010 was $513 million (12.8 percent) higher than the first six months of 2009, primarily due to the impact of acquisitions, higher compensation and employee benefits expense and costs related to investments in affordable housing and other tax-advantaged projects, partially offset by lower FDIC deposit insurance expense due to the special assessment in the second quarter of 2009.
The provision for credit losses for the first six months of 2010 was $2.4 billion, or $264 million (9.7 percent) lower than the first six months of 2009. The provision for credit losses exceeded net charge-offs by $200 million in the first six months of 2010, compared with $996 million in the first six months of 2009. Net charge-offs in the first six months of 2010 were $2.2 billion, compared with net charge-offs of $1.7 billion in the first six months of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.4 billion in the second quarter of 2010, compared with $2.1 billion in the second quarter of 2009. Net interest income, on a taxable-equivalent basis, was $4.8 billion in the first six months of 2010, compared with $4.2 billion in the first six months of 2009. The increases were primarily the result of continued growth in lower cost core deposit funding, increases in average earning assets and a higher net interest margin. Average deposits increased $20.1 billion (12.3 percent) in the second quarter and $21.0 billion (13.0 percent) in the first six months of 2010, compared with the same periods of 2009. Average earning assets were $13.2 billion (5.6 percent) higher in the second quarter and $13.3 billion (5.7 percent) higher in the first six months of 2010, compared with the same periods of 2009, driven by increases in average loans and investment securities. The net interest margin in the second quarter and first six months of 2010 was 3.90 percent, compared with 3.60 percent in the second quarter of 2009 and 3.59 percent in the first six months of 2009. The increases in net interest margin were principally due to the impact of favorable funding rates as a result of the increase in deposits and improved credit spreads. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the second quarter and first six months of 2010 were $7.3 billion (4.0 percent) and $7.2 billion (3.9 percent) higher, respectively, than the same periods of 2009, driven by growth in residential mortgages, retail loans, commercial real estate loans and acquired loans covered by loss sharing agreements with the FDIC, partially offset by a decline in commercial loans which was principally the result of lower utilization by customers of available commitments. Residential mortgage growth reflected an increase in activity throughout most of 2009 as a result of market interest rate declines, including an increase in government agency-guaranteed mortgages. Average retail loans increased year-over-year, driven by increases in credit card, home equity and other retail (primarily auto) loans. Average credit card balances for the second quarter and first six months of 2010 were $2.0 billion (14.0 percent) and $2.4 billion (17.1 percent) higher, respectively, than the same periods of 2009, reflecting growth in existing portfolios and portfolio purchases of $1.6 billion during 2009 and $.5 billion in the second quarter of 2010. Growth in average commercial real estate balances reflected the impact of new business activity, partially offset by customer debt deleveraging. Assets acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered assets” or “covered loans”) relate to the fourth quarter 2008 acquisitions of the banking operations of Downey Savings and Loan Association, F.A. and PFF Bank and Trust (“Downey” and “PFF”, respectively) and the fourth quarter 2009 acquisition of the banking operations of First Bank of Oak Park Corporation (“FBOP”). Average covered loans were $20.5 billion and $20.9 billion in the second quarter and first six months of 2010, respectively, compared with $10.7 billion and $11.0 billion in the same periods of 2009, respectively.
Average investment securities in the second quarter and first six months of 2010 were $5.0 billion (11.7 percent) and $4.4 billion (10.5 percent) higher, respectively, than the same periods of 2009, primarily due to purchases of U.S. government agency-related securities and the consolidation of $.6 billion of held-to-maturity securities held in a variable interest entity (“VIE”) due to the adoption of new authoritative accounting guidance effective January 1, 2010. As a result, the composition of the Company’s investment portfolio shifted to a larger concentration in agency mortgage-backed securities, compared with a year ago.
Average total deposits for the second quarter and first six months of 2010 were $20.1 billion (12.3 percent) and $21.0 billion (13.0 percent) higher, respectively, than the same periods of 2009. Excluding deposits from acquisitions, second quarter 2010 average total deposits increased $6.7 billion (4.1 percent) over the second quarter of 2009. Average noninterest-bearing

4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Credit and debit card revenue	$266	$259	2.7%	$524	$515	1.7%
Corporate payment products revenue	178	168	6.0	346	322	7.5
Merchant processing services	320	278	15.1	612	536	14.2
ATM processing services	108	104	3.8	213	206	3.4
Trust and investment management fees	267	304	(12.2)	531	598	(11.2)
Deposit service charges	199	250	(20.4)	406	476	(14.7)
Treasury management fees	145	142	2.1	282	279	1.1
Commercial products revenue	205	144	42.4	366	273	34.1
Mortgage banking revenue	243	308	(21.1)	443	541	(18.1)
Investment products fees and commissions	30	27	11.1	55	55	–
Securities gains (losses), net	(21)	(19)	(10.5)	(55)	(217)	74.7
Other	170	90	88.9	305	259	17.8

Total noninterest income	$2,110	$2,055	2.7%	$4,028	$3,843	4.8%

deposits for the second quarter and first six months of 2010 were $2.5 billion (6.8 percent) and $2.3 billion (6.1 percent) higher, respectively, than the same periods of 2009, primarily due to growth in corporate and institutional trust balances, higher Consumer and Wholesale Banking business line balances and the impact of acquisitions. Average total savings deposits were $22.9 billion (29.7 percent) higher in the second quarter and $25.7 billion (34.9 percent) higher in the first six months of 2010, compared with the same periods of 2009, the result of growth in Consumer Banking, broker-dealer, institutional and corporate trust balances, and the impact of acquisitions. Average time certificates of deposit less than $100,000 were lower in the second quarter and first six months of 2010 by $988 million (5.5 percent) and $396 million (2.2 percent), respectively, compared with the same periods in 2009, as decreases in Consumer Banking balances, reflecting the Company’s funding and pricing decisions, were partially offset by acquisition-related growth. Average time deposits greater than $100,000 were $4.3 billion (13.9 percent) and $6.5 billion (19.5 percent) lower in the second quarter and first six months of 2010, respectively, compared with the same periods of 2009, reflecting a decrease in overall wholesale funding requirements, partially offset by the impact of acquisitions.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2010 decreased $256 million (18.4 percent) and $264 million (9.7 percent), respectively, from the same periods of 2009. Net charge-offs increased $185 million (19.9 percent) and $532 million (31.0 percent) in the second quarter and first six months of 2010, respectively, compared with the same periods of 2009, as borrowers impacted by weak economic conditions and real estate markets defaulted on loans. Overall, however, the loan portfolio experienced decreases in delinquencies in all major loan categories in the second quarter of 2010, compared to the first quarter of 2010. The Company recorded provision for credit losses in excess of net charge-offs of $25 million in the second quarter and $200 million in the first six months of 2010, compared with $466 million in the second quarter and $996 million in the first six months of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the second quarter and first six months of 2010 was $2.1 billion and $4.0 billion, respectively, compared with $2.1 billion and $3.8 billion in the same periods of 2009. The $55 million (2.7 percent) increase during the second quarter and $185 million (4.8 percent) increase during the first six months of 2010, compared with the same periods of 2009, were due to higher payments-related income, due to increased volumes, and increases in commercial products revenue attributable to higher standby letters of credit fees, commercial loan fees and syndication revenue. In addition, noninterest income for the first six months of 2010 also increased over the same period of the prior year due to a favorable variance in net securities losses of $162 million. Trust and investment management fees declined as low interest rates negatively impacted money market investment fees and lower money market fund balances led to a decline in account-level fees. Deposit service charges decreased as a result of Company-initiated revisions to overdraft fee policies and lower overdraft incidences. Mortgage banking revenue declined principally due to lower loan

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Compensation	$946	$764	23.8%	$1,807	$1,550	16.6%
Employee benefits	172	140	22.9	352	295	19.3
Net occupancy and equipment	226	208	8.7	453	419	8.1
Professional services	73	59	23.7	131	111	18.0
Marketing and business development	86	80	7.5	146	136	7.4
Technology and communications	186	157	18.5	371	312	18.9
Postage, printing and supplies	75	72	4.2	149	146	2.1
Other intangibles	91	95	(4.2)	188	186	1.1
Other	522	554	(5.8)	916	845	8.4

Total noninterest expense	$2,377	$2,129	11.6%	$4,513	$4,000	12.8%

Efficiency ratio (a)	52.4%	51.0%		50.7%	48.4%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

production, partially offset by higher servicing income and favorable net changes in the valuation of mortgage servicing rights (“MSRs”) and related economic hedging activities. Other income increased in the second quarter and first six months of 2010, compared with the same periods of 2009, primarily due to the $28 million gain related to the Company’s investment in Visa Inc., lower retail lease residual valuation losses and improved equity investment income over the prior year. The increases in other income for the first six months of 2010, compared with the first six months of 2009, were partially offset by the $92 million gain on a corporate real estate transaction that occurred in the first quarter of 2009.

Noninterest Expense Noninterest expense was $2.4 billion in the second quarter and $4.5 billion in the first six months of 2010, compared with $2.1 billion in the second quarter and $4.0 billion in the first six months of 2009, or increases of $248 million (11.6 percent) and $513 million (12.8 percent), respectively. The increases in noninterest expense from a year ago were principally due to acquisitions, increased compensation and employee benefits expense, and higher costs related to investments in affordable housing and other tax-advantaged projects. Compensation and employee benefits expense increased reflecting acquisitions, ending a five percent cost reduction program that was in effect during the second quarter of 2009, higher incentives costs related to improved financial results, merit increases, and increased pension costs associated with previous declines in the value of pension assets. Net occupancy and equipment expense and professional services expense increased principally due to acquisitions and other business initiatives. Technology and communications expense increased as a result of payments-related initiatives and acquisitions. Other expense decreased in the second quarter and increased in the first six months of 2010, compared with the same periods of 2009, reflecting the net effect of the $123 million FDIC special assessment recorded in the second quarter of 2009, offset by higher costs related to investments in affordable housing and other tax-advantaged projects which benefit the Company’s income tax expense, higher merchant processing expense, increased other real estate owned (“OREO”) costs and debt extinguishment expense associated with the ITS exchange.

Income Tax Expense The provision for income taxes was $199 million (an effective rate of 20.9 percent) for the second quarter and $360 million (an effective rate of 20.3 percent) for the first six months of 2010, compared with $100 million (an effective rate of 17.1 percent) and $201 million (an effective rate of 16.3 percent) for the same periods of 2009. The increases in the effective tax rate for the second quarter and first six months of 2010, compared with the same periods of the prior year, primarily reflected the marginal impact of higher pre-tax earnings year-over-year. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $191.6 billion at June 30, 2010, compared with $194.8 billion at December 31, 2009, a decrease of $3.2 billion (1.6 percent). The decrease was driven primarily by lower commercial and covered loans, partially offset by higher residential mortgages. The $2.0 billion (4.2 percent) decrease in commercial loans was primarily driven by lower capital spending and uncertain economic conditions decreasing utilization of existing commitments by business customers. The decrease was also due to the consolidation of a VIE and

6	U.S. Bancorp

the elimination of a related loan balance, the result of the adoption of new authoritative accounting guidance effective January 1, 2010.
Commercial real estate loans decreased $149 million (.4 percent) at June 30, 2010, compared with December 31, 2009, reflecting customer debt deleveraging, partially offset by the impact of new business activity.
Residential mortgages held in the loan portfolio increased $1.2 billion (4.6 percent) at June 30, 2010, compared with December 31, 2009. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, decreased $316 million (.5 percent) at June 30, 2010, compared with December 31, 2009. The decrease was primarily driven by lower student loans and retail leasing balances, partially offset by higher installment loans.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages, were $4.9 billion at June 30, 2010, compared with $4.8 billion at December 31, 2009, as residential mortgage production volume was similar in the second quarter of 2010 to the fourth quarter of 2009.

Investment Securities Investment securities totaled $48.4 billion at June 30, 2010, compared with $44.8 billion at December 31, 2009. The $3.6 billion (8.0 percent) increase reflected $2.1 billion of net investment purchases, the consolidation of $.6 billion of held-to-maturity securities held in a VIE due to the adoption of new authoritative accounting guidance effective January 1, 2010, and a $.9 billion favorable change in net unrealized gains (losses) on available-for-sale securities.
The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At June 30, 2010, the Company’s net unrealized gain on available-for-sale securities was $226 million, compared with a net unrealized loss of $635 million at December 31, 2009. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed securities. Unrealized losses on securities in an unrealized loss position totaled $948 million at June 30, 2010, compared with $1.3 billion at December 31, 2009. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying collateral or assets and market conditions. At June 30, 2010, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.
There is limited market activity for structured investment related and non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $21 million and $67 million of impairment charges in earnings during the second quarter and first six months of 2010, respectively, predominately on non-agency mortgage-backed and structured investment related securities. These impairment charges were due to changes in expected cash flows resulting from increases in defaults in the underlying mortgage pools and regulatory actions in the first quarter of 2010 related to an insurer of some of the securities. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 3 and 12 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $183.1 billion at June 30, 2010, compared with $183.2 billion at December 31, 2009, the result of increases in savings accounts and noninterest-bearing deposit balances, offset by decreases in time certificates of deposit, money market savings and interest checking balances. Savings account balances increased $4.1 billion (24.2 percent) primarily due to continued strong participation in a savings product offered by Consumer Banking beginning in 2008. Noninterest-bearing deposits increased $3.5 billion (9.1 percent) primarily due to increases in corporate and commercial banking, and corporate trust balances. Money market savings balances decreased $2.8 billion (7.0 percent), reflecting the Company’s deposit pricing decisions in relation to other funding sources. Interest checking balances decreased $861 million (2.2 percent) due to lower Consumer Banking balances. Time certificates of deposit less than $100,000 decreased $2.5 billion (13.2 percent), and time deposits greater than $100,000 decreased $1.5 billion (5.0 percent), reflecting the Company’s funding and pricing decisions. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

U.S. Bancorp	7

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
June 30, 2010 (Dollars in Millions)	Cost	Value	Years	Yield (d)	Cost	Value	Years	Yield (d)
U.S. Treasury and Agencies
Maturing in one year or less	$1,420	$1,428	.1	2.29%	$–	$–	–	–%
Maturing after one year through five years	427	431	1.2	2.44	–	–	–	–
Maturing after five years through ten years	35	37	7.3	4.78	–	–	–	–
Maturing after ten years	651	651	13.7	2.16	63	63	11.5	1.78

Total	$2,533	$2,547	3.9	2.31%	$63	$63	11.5	1.78%

Mortgage-Backed Securities (a)
Maturing in one year or less	$2,465	$2,461	.7	1.86%	$–	$–	–	–%
Maturing after one year through five years	26,879	27,700	3.3	3.47	14	9	2.6	2.02
Maturing after five years through ten years	4,855	4,687	6.1	2.94	4	3	6.1	.84
Maturing after ten years	848	706	11.7	2.05	–	–	–	–

Total	$35,047	$35,554	3.7	3.25%	$18	$12	3.3	1.78%

Asset-Backed Securities (a)
Maturing in one year or less	$–	$3	.5	11.64%	$147	$136	.6	.77%
Maturing after one year through five years	367	366	2.8	8.76	97	95	2.9	.95
Maturing after five years through ten years	300	312	7.3	4.06	78	69	7.4	.99
Maturing after ten years	398	400	10.3	2.22	18	11	19.9	.95

Total	$1,065	$1,081	6.9	5.00%	$340	$311	3.8	.88%

Obligations of State and Political Subdivisions (b)
Maturing in one year or less	$128	$129	.3	1.27%	$2	$1	.4	7.88%
Maturing after one year through five years	779	784	4.4	6.75	5	6	3.7	7.97
Maturing after five years through ten years	4,412	4,409	6.4	6.77	8	9	6.5	6.85
Maturing after ten years	1,542	1,462	21.5	6.91	15	14	16.6	5.54

Total	$6,861	$6,784	9.4	6.70%	$30	$30	10.9	6.43%

Other Debt Securities
Maturing in one year or less	$6	$6	.4	.89%	$2	$2	.3	.84%
Maturing after one year through five years	67	54	1.9	6.36	16	12	3.0	1.17
Maturing after five years through ten years	31	28	7.3	6.33	88	71	7.6	1.41
Maturing after ten years	1,402	1,129	32.1	4.36	33	18	10.3	1.11

Total	$1,506	$1,217	30.1	4.48%	$139	$103	7.6	1.31%

Other Investments	$539	$594	13.3	3.50%	$–	$–	–	–%

Total investment securities (c)	$47,551	$47,777	5.5	3.78%	$590	$519	5.9	1.38%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	The weighted-average maturity of the available-for-sale investment securities was 7.1 years at December 31, 2009, with a corresponding weighted-average yield of 4.00 percent. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at December 31, 2009, with a corresponding weighted-average yield of 5.10 percent.
(d)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2010		December 31, 2009
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$2,596	5.4%	$3,415	7.5%
Mortgage-backed securities	35,065	72.9	32,289	71.1
Asset-backed securities	1,405	2.9	559	1.2
Obligations of state and political subdivisions	6,891	14.3	6,854	15.1
Other debt securities and investments	2,184	4.5	2,286	5.1

Total investment securities	$48,141	100.0%	$45,403	100.0%

8	U.S. Bancorp

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $33.8 billion at June 30, 2010, compared with $31.3 billion at December 31, 2009. The $2.5 billion (7.9 percent) increase in short-term borrowings reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities.
Long-term debt was $29.1 billion at June 30, 2010, compared with $32.6 billion at December 31, 2009, reflecting a $2.6 billion net decrease in Federal Home Loan Bank advances, $4.0 billion of medium-term note maturities and repayments and the extinguishment of $.6 billion of junior subordinated debentures in connection with the ITS exchange, partially offset by $2.3 billion of medium-term note and subordinated debt issuances and the consolidation of $1.7 billion of long-term debt related to certain VIEs at June 30, 2010. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities and derivatives that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

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

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at June 30, 2010 (excluding covered loans):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,304	$3,967	$5,271	49.9%
Over 80% through 90%	556	1,911	2,467	23.4
Over 90% through 100%	519	2,154	2,673	25.3
Over 100%	–	149	149	1.4

Total	$2,379	$8,181	$10,560	100.0%
Other Retail
Less than or equal to 80%	$1,986	$13,335	$15,321	91.8%
Over 80% through 90%	65	590	655	3.9
Over 90% through 100%	85	631	716	4.3
Over 100%	–	–	–	–

Total	$2,136	$14,556	$16,692	100.0%
Total Company
Less than or equal to 80%	$3,290	$17,302	$20,592	75.6%
Over 80% through 90%	621	2,501	3,122	11.5
Over 90% through 100%	604	2,785	3,389	12.4
Over 100%	–	149	149	.5

Total	$4,515	$22,737	$27,252	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance (a)
Less than or equal to 80%	$911	$206	$1,117	45.5%
Over 80% through 90%	415	163	578	23.6
Over 90% through 100%	348	274	622	25.4
Over 100%	56	80	136	5.5

Total	$1,730	$723	$2,453	100.0%
Other Retail
Less than or equal to 80%	$11,769	$1,428	$13,197	78.2%
Over 80% through 90%	1,985	499	2,484	14.7
Over 90% through 100%	709	408	1,117	6.6
Over 100%	51	24	75	.5

Total	$14,514	$2,359	$16,873	100.0%
Total Company
Less than or equal to 80%	$12,680	$1,634	$14,314	74.1%
Over 80% through 90%	2,400	662	3,062	15.8
Over 90% through 100%	1,057	682	1,739	9.0
Over 100%	107	104	211	1.1

Total	$16,244	$3,082	$19,326	100.0%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division, at June 30, 2010, approximately $2.3 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.5 billion at December 31, 2009.

The following table provides further information on the loan-to-values of residential mortgages specifically for the consumer finance division at June 30, 2010:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$6	$1,012	$1,018	9.7%
Over 80% through 90%	3	529	532	5.0
Over 90% through 100%	14	697	711	6.7
Over 100%	–	60	60	.6

Total	$23	$2,298	$2,321	22.0%
Other Borrowers
Less than or equal to 80%	$1,298	$2,955	$4,253	40.3%
Over 80% through 90%	553	1,382	1,935	18.3
Over 90% through 100%	505	1,457	1,962	18.6
Over 100%	–	89	89	.8

Total	$2,356	$5,883	$8,239	78.0%

Total Consumer Finance	$2,379	$8,181	$10,560	100.0%

In addition to residential mortgages, at June 30, 2010, the consumer finance division had $.6 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2009.

The following table provides further information on the loan-to-values of home equity and second mortgages specifically for the consumer finance division at June 30, 2010:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Sub-Prime Borrowers
Less than or equal to 80%	$38	$121	$159	6.5%
Over 80% through 90%	43	98	141	5.7
Over 90% through 100%	6	167	173	7.1
Over 100%	36	62	98	4.0

Total	$123	$448	$571	23.3%
Other Borrowers
Less than or equal to 80%	$873	$85	$958	39.1%
Over 80% through 90%	372	65	437	17.8
Over 90% through 100%	342	107	449	18.3
Over 100%	20	18	38	1.5

Total	$1,607	$275	$1,882	76.7%

Total Consumer Finance	$1,730	$723	$2,453	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered loans, to customers that may be defined as sub-prime borrowers represented only 1.0 percent of total assets at June 30, 2010, compared with 1.1 percent at December 31, 2009. Covered loans include $1.8 billion in loans with negative-amortization payment options at June 30, 2010, compared with $2.2 billion at December 31, 2009. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

10	U.S. Bancorp

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2010	2009
Commercial
Commercial	.24%	.25%
Lease financing	.03	–

Total commercial	.21	.22

Commercial Real Estate
Commercial mortgages	.11	–
Construction and development	.04	.07

Total commercial real estate	.09	.02
Residential Mortgages	1.85	2.80
Retail
Credit card	2.38	2.59
Retail leasing	.05	.11
Other retail	.48	.57

Total retail	.95	1.07

Total loans, excluding covered loans	.72	.88

Covered Loans	4.91	3.59

Total loans	1.16%	1.19%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2010	2009
Commercial	1.89%	2.25%
Commercial real estate	4.84	5.22
Residential mortgages (a)	4.08	4.59
Retail (b)	1.32	1.39

Total loans, excluding covered loans	2.61	2.87

Covered loans	11.72	9.76

Total loans	3.56%	3.64%

(a)	Delinquent loan ratios exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 12.67 percent at June 30, 2010, and 12.86 percent at December 31, 2009.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.53 percent at June 30, 2010, and 1.57 percent at December 31, 2009.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $2.2 billion ($1.2 billion excluding covered loans) at June 30, 2010, compared with $2.3 billion ($1.5 billion excluding covered loans) at December 31, 2009. The $286 million decrease, excluding covered loans, reflected a moderation in the level of stress in economic conditions in the first six months of 2010. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 1.16 percent (.72 percent excluding covered loans) at June 30, 2010, compared with 1.19 percent (.88 percent excluding covered loans) at December 31, 2009.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Residential mortgages
30-89 days	$477	$615	1.75%	2.36%
90 days or more	504	729	1.85	2.80
Nonperforming	607	467	2.23	1.79

Total	$1,588	$1,811	5.83%	6.95%

Retail
Credit card
30-89 days	$311	$400	1.86%	2.38%
90 days or more	399	435	2.38	2.59
Nonperforming	175	142	1.04	.84

Total	$885	$977	5.28%	5.81%
Retail leasing
30-89 days	$20	$34	.46%	.74%
90 days or more	2	5	.05	.11
Nonperforming	–	–	–	–

Total	$22	$39	.51%	.85%
Home equity and second mortgages
30-89 days	$172	$181	.89%	.93%
90 days or more	131	152	.68	.78
Nonperforming	31	32	.16	.17

Total	$334	$365	1.73%	1.88%
Other retail
30-89 days	$198	$256	.85%	1.10%
90 days or more	73	92	.32	.40
Nonperforming	31	30	.13	.13

Total	$302	$378	1.30%	1.63%

The following table provides information on delinquent and nonperforming loans, excluding covered loans, as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Residential mortgages
30-89 days	2.63%	3.99%	1.19%	1.30%
90 days or more	2.48	4.00	1.45	2.02
Nonperforming	3.50	3.04	1.42	.98

Total	8.61%	11.03%	4.06%	4.30%

Retail
Credit card
30-89 days	–%	–%	1.86%	2.38%
90 days or more	–	–	2.38	2.59
Nonperforming	–	–	1.04	.84

Total	–%	–%	5.28%	5.81%
Retail leasing
30-89 days	–%	–%	.46%	.74%
90 days or more	–	–	.05	.11
Nonperforming	–	–	–	–

Total	–%	–%	.51%	.85%
Home equity and second mortgages
30-89 days	2.12%	2.54%	.71%	.70%
90 days or more	1.55	2.02	.55	.60
Nonperforming	.16	.20	.16	.16

Total	3.83%	4.76%	1.42%	1.46%
Other retail
30-89 days	3.93%	5.17%	.77%	1.00%
90 days or more	.65	1.17	.30	.37
Nonperforming	–	.16	.14	.13

Total	4.58%	6.50%	1.21%	1.50%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

12	U.S. Bancorp

Within the consumer finance division at June 30, 2010, approximately $425 million and $73 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were with customers that may be defined as sub-prime borrowers, compared with $557 million and $98 million, respectively, at December 31, 2009.

The following table provides summary delinquency information for covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
30-89 days	$998	$1,195	4.99%	5.46%
90 days or more	982	784	4.91	3.59
Nonperforming	1,360	1,350	6.81	6.18

Total	$3,340	$3,329	16.71%	15.23%

Restructured Loans In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the modification is short-term, or results in only an insignificant delay or shortfall in the payments to be received. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Short-Term Modifications The Company makes short-term modifications to assist borrowers experiencing temporary hardships. Consumer programs include short-term interest rate reductions (three months or less for residential mortgages and twelve months or less for credit cards), deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments during the short-term modification period. At June 30, 2010, loans modified under these programs represented less than 1.0 percent of total residential mortgage loan balances and less than 2.5 percent of credit card receivable balances, respectively. Because these changes have an insignificant impact on the economic return on the loan, the Company does not consider loans modified under these hardship programs to be TDRs. The Company determines applicable allowances for loan losses for these loans in a manner consistent with other homogeneous loan portfolios.
The Company may also modify commercial loans on a short-term basis, with the most common modification being an extension of the maturity date of twelve months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress but the Company believes the borrower will ultimately pay all contractual amounts owed. These extended loans represented approximately 1.1 percent of total commercial and commercial real estate loan balances at June 30, 2010. Because interest is charged during the extension period (at the original contractual rate or, in many cases, a higher rate), the extension has an insignificant impact on the economic return on the loan. Therefore, the Company does not consider such extensions to be TDRs. The Company determines the applicable allowance for loan loss on these loans in a manner consistent with other commercial loans.

Troubled Debt Restructurings Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. However, the Company has also implemented certain restructuring programs that may result in TDRs. The consumer finance division has a mortgage loan restructuring program where certain qualifying borrowers facing an interest rate reset who are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Company also participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. Both the consumer finance division modification program and the HAMP program require the customer to complete a trial period, where the loan modification is contingent on the customer satisfactorily completing the trial period and the loan documents are not modified until that time. The Company reports loans that are modified following the satisfactory completion of the trial period as TDRs. Loans in the pre-modification trial phase represented less than 1.0 percent of residential mortgage loan balances at June 30, 2010.
In addition, the Company has also modified certain mortgage loans according to provisions in FDIC-assisted transaction loss sharing agreements. Losses associated with modifications on these loans, including the

U.S. Bancorp	13

economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.
Acquired loans restructured after acquisition are not considered TDRs for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

The following table provides a summary of TDRs by loan type, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets (excluding covered loans):

		As a Percent of Performing TDRs

June 30, 2010	Performing	30-89 Days	90 Days or more	Nonperforming		Total
(Dollars in Millions)	TDRs	Past Due	Past Due	TDRs		TDRs
Commercial	$51	8.9%	5.4%	$77	(b)	$128
Commercial real estate	69	–	–	104	(b)	173
Residential mortgages(a)	1,672	6.2	6.3	157		1,829
Credit card	234	12.5	10.3	175	(c)	409
Other retail	86	9.6	7.0	22		108

Total	$2,112	6.9%	6.6%	$535		$2,647

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and, for commercial, small business credit cards with a modified rate equal to 0%.
(c)	Represents consumer credit cards with a modified rate equal to 0%.

The following table provides a summary of TDRs, excluding covered loans, that are performing in accordance with the modified terms, and therefore continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Commercial	$51	$35	.11%	.07%
Commercial real estate	69	110	.20	.32
Residential mortgages (a)	1,672	1,354	6.14	5.20
Credit card	234	221	1.40	1.31
Other retail	86	74	.18	.16

Total	$2,112	$1,794	1.10%	.92%

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.
TDRs, excluding covered loans, that are performing in accordance with modified terms were $318 million higher at June 30, 2010, than at December 31, 2009, primarily reflecting loan modifications for certain residential mortgage and consumer credit card customers in light of current economic conditions. The Company continues to work with customers to modify loans for borrowers who are having financial difficulties, but expects increases in TDRs to moderate.

Nonperforming Assets  The level of nonperforming assets represents another indicator of the potential for future credit losses. At June 30, 2010, total nonperforming assets were $5.9 billion, unchanged from December 31, 2009. Excluding covered assets, nonperforming assets were $3.7 billion at June 30, 2010, compared with $3.9 billion at December 31, 2009. The $170 million (4.4 percent) decrease in nonperforming assets, excluding covered assets, was principally in the construction, land development and financial institution portfolios, as the Company continued to reduce the exposure to these assets. Nonperforming covered assets at June 30, 2010 were $2.2 billion, compared with $2.0 billion at December 31, 2009. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. In addition, the majority of the nonperforming covered assets were considered credit-impaired at acquisition and recorded at their estimated fair value at acquisition. The ratio of total nonperforming assets to total loans and other real estate was 3.05 percent (2.17 percent excluding covered assets) at June 30, 2010, compared with 3.02 percent (2.25 percent excluding covered assets) at December 31, 2009.
The Company expects nonperforming assets, excluding covered assets, to trend lower in the third quarter of 2010.

14	U.S. Bancorp

Table 6    Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2010	2009
Commercial
Commercial	$669	$866
Lease financing	115	125

Total commercial	784	991
Commercial Real Estate
Commercial mortgages	601	581
Construction and development	1,013	1,192

Total commercial real estate	1,614	1,773
Residential Mortgages	607	467
Retail
Credit card	175	142
Retail leasing	–	–
Other retail	62	62

Total retail	237	204

Total nonperforming loans, excluding covered loans	3,242	3,435
Covered Loans	1,360	1,350

Total nonperforming loans	4,602	4,785
Other Real Estate (b)(c)	469	437
Covered Other Real Estate (c)	791	653
Other Assets	23	32

Total nonperforming assets	$5,885	$5,907

Total nonperforming assets, excluding covered assets	$3,734	$3,904

Excluding covered assets:
Accruing loans 90 days or more past due	$1,239	$1,525
Nonperforming loans to total loans	1.89%	1.99%
Nonperforming assets to total loans plus other real estate (b)	2.17%	2.25%
Including covered assets:
Accruing loans 90 days or more past due	$2,221	$2,309
Nonperforming loans to total loans	2.40%	2.46%
Nonperforming assets to total loans plus other real estate (b)	3.05%	3.02%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (e)	Total
Balance December 31, 2009	$4,727	$1,180	$5,907
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	2,201	679	2,880
Advances on loans	118	–	118

Total additions	2,319	679	2,998
Reductions in nonperforming assets
Paydowns, payoffs	(1,043)	(108)	(1,151)
Net sales	(259)	(232)	(491)
Return to performing status	(335)	(14)	(349)
Charge-offs (d)	(902)	(127)	(1,029)

Total reductions	(2,539)	(481)	(3,020)

Net additions to (reductions in) nonperforming assets	(220)	198	(22)

Balance June 30, 2010	$4,507	$1,378	$5,885

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $475 million and $359 million at June 30, 2010, and December 31, 2009, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Includes equity investments whose only asset is other real estate owned.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

Other real estate, excluding covered assets, was $469 million at June 30, 2010, compared with $437 million at December 31, 2009, and was primarily related to foreclosed properties that previously secured loan balances. The increase in other real estate assets reflected continuing stress in residential construction and related supplier industries.

U.S. Bancorp	15

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commercial
Commercial	2.23%	1.50%	2.32%	1.21%
Lease financing	1.41	3.29	1.78	3.29

Total commercial	2.12	1.72	2.25	1.46
Commercial Real Estate
Commercial mortgages	1.11	.47	.92	.35
Construction and development	7.31	3.79	7.06	4.30

Total commercial real estate	2.67	1.44	2.47	1.51
Residential Mortgages	2.06	1.94	2.14	1.74
Retail
Credit card (a)	7.79	7.36	7.76	6.86
Retail leasing	.37	.80	.41	.91
Home equity and second mortgages	1.64	1.72	1.76	1.60
Other retail	1.70	1.80	1.81	1.77

Total retail	3.16	2.99	3.23	2.81

Total loans, excluding covered loans	2.61	2.15	2.64	1.98
Covered Loans	.10	.07	.08	.15

Total loans	2.34%	2.03%	2.36%	1.87%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 8.53 percent and 8.47 percent for the three months and six months ended June 30, 2010, respectively.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Residential
Minnesota	$26	$27	.47%	.49%
California	17	15	.29	.27
Arizona	13	6	1.23	.58
Illinois	10	8	.36	.29
Missouri	8	7	.30	.26
All other states	134	110	.47	.39

Total residential	208	173	.45	.38
Commercial
Nevada	48	73	3.52	3.57
Oregon	33	28	.98	.81
California	25	43	.18	.30
Texas	21	3	.52	.07
Virginia	19	8	3.97	1.21
All other states	115	109	.20	.15

Total commercial	261	264	.32	.32

Total OREO	$469	$437	.27%	.25%

Analysis of Loan Net Charge-Offs Total net charge-offs were $1.1 billion and $2.2 billion for the second quarter and first six months of 2010, respectively, compared with net charge-offs of $929 million and $1.7 billion for the same periods of 2009. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2010 was 2.34 percent and 2.36 percent, respectively, compared with 2.03 percent and 1.87 percent, for the same periods of 2009. The year-over-year increases in total net charge-offs were driven by the weakening economy and rising unemployment throughout most of 2009 affecting the residential housing markets, including homebuilding and related industries, commercial real estate properties and credit costs associated with credit card and other consumer and commercial loans. The Company expects the level of net charge-offs to trend lower in the third quarter of 2010.
Commercial and commercial real estate loan net charge-offs for the second quarter of 2010 were $472 million (2.35 percent of average loans outstanding on an annualized basis), compared with $353 million (1.61 percent of average loans outstanding on an annualized basis) for the second quarter of 2009. Commercial and commercial real estate loan net charge-offs for the first six months of 2010 were $941 million (2.34 percent of average loans outstanding on an annualized basis), compared with $650 million (1.48 percent of average loans outstanding on an annualized basis) for the first six months of 2009. The year-over-year increases in net charge-offs reflected stress in commercial real estate and residential housing, especially homebuilding and related industry sectors, along with the impact of current uncertain economic conditions on the Company’s commercial loan portfolios.
Residential mortgage loan net charge-offs for the second quarter of 2010 were $138 million (2.06 percent of average loans outstanding on an annualized basis), compared with $116 million (1.94 percent of average loans outstanding on an annualized basis) for the second quarter of 2009. Residential mortgage loan net charge-offs for the first six months of 2010 were $283 million (2.14 percent of average loans outstanding on an annualized basis), compared with $207 million

16	U.S. Bancorp

(1.74 percent of average loans outstanding on an annualized basis) for the first six months of 2009. Retail loan net charge-offs for the second quarter of 2010 were $499 million (3.16 percent of average loans outstanding on an annualized basis), compared with $458 million (2.99 percent of average loans outstanding on an annualized basis) for the second quarter of 2009. Retail loan net charge-offs for the first six months of 2010 were $1.0 billion (3.23 percent of average loans outstanding on an annualized basis), compared with $852 million (2.81 percent of average loans outstanding on an annualized basis) for the first six months of 2009. The retail loan net charge-offs percentage was impacted by credit card portfolio purchases recorded at fair value beginning in the second quarter of 2009. The year-over-year increases in residential mortgage and retail loan net charge-offs reflected the continuing adverse impact of economic conditions on consumers, as rising unemployment levels increased losses in the prime-based residential mortgage and credit card portfolios.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail loans:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Consumer Finance (a)
Residential mortgages	$10,487	$9,751	3.71%	3.87%	$10,415	$9,824	3.93%	3.43%
Home equity and second mortgages	2,462	2,457	5.38	7.02	2,468	2,437	5.80	6.62
Other retail	610	565	1.97	5.68	606	546	3.33	6.65
Other Retail
Residential mortgages	$16,334	$14,213	1.01%	.62%	$16,201	$14,116	1.00%	.57%
Home equity and second mortgages	16,870	16,857	1.09	.95	16,899	16,826	1.17	.87
Other retail	22,747	22,188	1.69	1.70	22,744	22,323	1.77	1.65
Total Company
Residential mortgages	$26,821	$23,964	2.06%	1.94%	$26,616	$23,940	2.14%	1.74%
Home equity and second mortgages	19,332	19,314	1.64	1.72	19,367	19,263	1.76	1.60
Other retail	23,357	22,753	1.70	1.80	23,350	22,869	1.81	1.77

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Residential mortgages
Sub-prime borrowers	$2,347	$2,721	6.15%	6.34%	$2,390	$2,779	6.41%	5.66%
Other borrowers	8,140	7,030	3.01	2.91	8,025	7,045	3.19	2.55

Total	$10,487	$9,751	3.71%	3.87%	$10,415	$9,824	3.93%	3.43%
Home equity and second mortgages
Sub-prime borrowers	$581	$687	10.36%	12.84%	$595	$700	10.85%	11.81%
Other borrowers	1,881	1,770	3.84	4.76	1,873	1,737	4.20	4.53

Total	$2,462	$2,457	5.38%	7.02%	$2,468	$2,437	5.80%	6.62%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2010, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in TDR loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.

U.S. Bancorp	17

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$5,439	$4,105	$5,264	$3,639
Charge-offs
Commercial
Commercial	232	183	483	300
Lease financing	35	66	80	129

Total commercial	267	249	563	429
Commercial real estate
Commercial mortgages	71	28	118	42
Construction and development	159	94	310	211

Total commercial real estate	230	122	428	253
Residential mortgages	141	116	287	209
Retail
Credit card	333	279	661	504
Retail leasing	7	13	16	28
Home equity and second mortgages	83	85	177	157
Other retail	119	126	251	244

Total retail	542	503	1,105	933

Covered loans (a)	6	2	9	8

Total charge-offs	1,186	992	2,392	1,832
Recoveries
Commercial
Commercial	9	6	17	11
Lease financing	13	11	24	19

Total commercial	22	17	41	30
Commercial real estate
Commercial mortgages	–	–	1	1
Construction and development	3	1	8	1

Total commercial real estate	3	1	9	2
Residential mortgages	3	–	4	2
Retail
Credit card	16	16	32	29
Retail leasing	3	3	7	5
Home equity and second mortgages	4	2	8	4
Other retail	20	24	41	43

Total retail	43	45	88	81

Covered loans (a)	1	–	1	–

Total recoveries	72	63	143	115
Net Charge-offs
Commercial
Commercial	223	177	466	289
Lease financing	22	55	56	110

Total commercial	245	232	522	399
Commercial real estate
Commercial mortgages	71	28	117	41
Construction and development	156	93	302	210

Total commercial real estate	227	121	419	251
Residential mortgages	138	116	283	207
Retail
Credit card	317	263	629	475
Retail leasing	4	10	9	23
Home equity and second mortgages	79	83	169	153
Other retail	99	102	210	201

Total retail	499	458	1,017	852

Covered loans (a)	5	2	8	8

Total net charge-offs	1,114	929	2,249	1,717

Provision for credit losses	1,139	1,395	2,449	2,713
Net change for credit losses to be reimbursed by the FDIC	72	–	72	–
Acquisitions and other changes	–	–	–	(64)

Balance at end of period	$5,536	$4,571	$5,536	$4,571

Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$5,248	$4,377
Allowance for credit losses to be reimbursed by the FDIC	72	–
Liability for unfunded credit commitments	216	194

Total allowance for credit losses	$5,536	$4,571

Allowance for credit losses as a percentage of
Period-end loans, excluding covered loans	3.18%	2.66%
Nonperforming loans, excluding covered loans	168	152
Nonperforming assets, excluding covered assets	146	137
Annualized net charge-offs, excluding covered loans	122	123
Period-end loans	2.89	2.51
Nonperforming loans	120	135
Nonperforming assets	94	114
Annualized net charge-offs	124	123

Note: At June 30, 2010, $2.4 billion of the total allowance for credit losses related to incurred losses on retail loans.

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

18	U.S. Bancorp

At June 30, 2010, the allowance for credit losses was $5.5 billion (2.89 percent of total loans and 3.18 percent of loans excluding covered loans), compared with an allowance of $5.3 billion (2.70 percent of total loans and 3.04 percent of loans excluding covered loans) at December 31, 2009. During the second quarter of 2010, the Company increased the allowance for credit losses by $72 million to reflect covered loan losses reimbursable by the FDIC. The ratio of the allowance for credit losses to nonperforming loans was 120 percent (168 percent excluding covered loans) at June 30, 2010, compared with 110 percent (153 percent excluding covered loans) at December 31, 2009. The ratio of the allowance for credit losses to annualized loan net charge-offs was 124 percent at June 30, 2010, compared with 136 percent of full year 2009 net charge-offs at December 31, 2009.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2010, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2009. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis  Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The following table summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2010, and December 31, 2009, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts and flattening or steepening of the yield

Sensitivity of Net Interest Income

	June 30, 2010						December 31, 2009
	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps
	Immediate		Immediate	Gradual*		Gradual	Immediate		Immediate	Gradual*		Gradual

Net interest income		*	1.00%		*	1.65%		*	.43%		*	1.00%

*	Given the current level of interest rates, a downward rate scenario cannot be computed.

U.S. Bancorp	19

curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 3.4 percent decrease in the market value of equity at June 30, 2010, compared with a 4.3 percent decrease at December 31, 2009. A 200 bps decrease, where possible given current rates, would have resulted in a 6.7 percent decrease in the market value of equity at June 30, 2010, compared with a 2.8 percent decrease at December 31, 2009. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on market value of equity modeling.

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
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2010, the Company had $10.3 billion of forward commitments to sell mortgage loans hedging $4.7 billion of mortgage loans held for sale and $10.6 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedge activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk related to its trading activities, which are principally customer-based, supporting their management of foreign currency, interest rate risks and funding activities. The ALCO established the Market Risk Committee (“MRC”), which oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements over a specified time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. The

20	U.S. Bancorp

Table 9    Regulatory Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2010	2009
Tier 1 capital	$24,021	$22,610
As a percent of risk-weighted assets	10.1%	9.6%
As a percent of adjusted quarterly average assets (leverage ratio)	8.8%	8.5%
Total risk-based capital	$31,890	$30,458
As a percent of risk-weighted assets	13.4%	12.9%

Company’s trading VaR did not exceed $5 million during the first six months of 2010 and $2 million during the first six months of 2009.

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
At June 30, 2010, parent company long-term debt outstanding was $11.9 billion, compared with $14.5 billion at December 31, 2009. The $2.6 billion decrease was primarily due to repayments and maturities of $3.9 billion of medium-term notes and the extinguishment of $.6 billion of junior subordinated debentures in connection with the ITS exchange, partially offset by $1.8 billion of medium-term note issuances. As of June 30, 2010, total parent company debt scheduled to mature in the remainder of 2010 was $.9 billion.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $4.1 billion at June 30, 2010.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of June 30, 2010, and December 31, 2009. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $28.2 billion at June 30, 2010, compared with $26.0 billion at December 31, 2009. The increase was primarily the result of corporate earnings, the issuance of $.4 billion of perpetual preferred stock in connection with the ITS exchange, and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends.
The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common and tangible common equity, as a percent of risk-weighted assets, were 7.4 percent and 6.9 percent, respectively, at June 30, 2010, compared with 6.8 percent and 6.1 percent, respectively, at December 31, 2009. The Company’s tangible common equity divided by tangible assets was 6.0 percent at June 30, 2010, compared with 5.3 percent at December 31, 2009. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares repurchased during the second quarter of 2010 were repurchased under this authorization in connection with the administration of

U.S. Bancorp	21

the Company’s employee benefit plans in the ordinary course of business.
The following table provides a detailed analysis of all shares repurchased during the second quarter of 2010:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
April	26,509	$27.55	19,049,008
May	3,415	24.16	19,045,593
June	1,855	24.21	19,043,738

Total	31,779	$26.99	19,043,738

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

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking contributed $82 million of the Company’s net income in the second quarter and $84 million in the first six months of 2010, or increases of $14 million (20.6 percent) and $27 million (47.4 percent), respectively, compared with the same periods of 2009. The increases were primarily driven by higher net revenue, partially offset by higher noninterest expense.
Total net revenue increased $50 million (6.7 percent) in the second quarter and $86 million (5.9 percent) in the first six months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $5 million (1.0 percent) in the second quarter and decreased $24 million (2.4 percent) in the first six months of 2010, compared with the same periods of 2009. The decrease in the first six months of 2010, compared with the same period of 2009, was driven by a reduction in average loans as a result of lower utilization of existing commitments and reduced demand for new loans, as well as the impact of declining rates on the margin benefit from deposits, which were partially offset by improved spreads on loans and higher average deposit balances. Total noninterest income increased $45 million (18.4 percent) in the second quarter and $110 million (24.2 percent) in the first six months of 2010, compared with the same periods of 2009, due to strong growth in commercial products revenue, including standby letters of credit, syndication, commercial loan and capital markets fees and a favorable variance in income from equity investments relative to the prior year.
Total noninterest expense increased $38 million (13.4 percent) in the second quarter and $53 million (9.6 percent) in the first six months of 2010, compared with the same periods of 2009, primarily due to higher compensation and employee benefits expense and increased costs related to OREO. The provision for credit losses decreased $9 million (2.6 percent) in the second quarter and $5 million (.6 percent) in the first six months of 2010, compared with the same periods of 2009. The favorable changes were primarily due to decreases in the reserve allocation, partially offset by higher net charge-offs. Nonperforming assets were $2.2 billion at June 30, 2010, $2.5 billion at March 31, 2010, and $2.2 billion at June 30, 2009. Nonperforming assets as a percentage of period-end loans were 3.90 percent at June 30, 2010, 4.43 percent at March 31, 2010, and 3.60 percent at June 30, 2009. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $178 million of the Company’s net income in the second

22	U.S. Bancorp

quarter and $374 million in the first six months of 2010, or decreases of $33 million (15.6 percent) and $53 million (12.4 percent), respectively, compared with the same periods of 2009.
Within Consumer Banking, the retail banking division contributed $42 million of the total net income in the second quarter and $137 million in the first six months of 2010, or decreases of $9 million (17.6 percent) and $9 million (6.2 percent) over the same periods of 2009. Mortgage banking contributed $136 million of the business line’s net income in the second quarter and $237 million in the first six months of 2010, or decreases of $24 million (15.0 percent) and $44 million (15.7 percent) from the same periods of 2009, reflecting lower mortgage loan production, including lower interest income on average mortgage loans held for sale.
Total net revenue decreased $60 million (3.4 percent) in the second quarter and $55 million (1.6 percent) in the first six months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $34 million (3.4 percent) in the second quarter and $40 million (2.0 percent) in the first six months of 2010, compared with the same periods of 2009. The year-over-year increases in net interest income were due to increases in deposit balances and loan spreads, partially offset by a decline in the margin benefit of deposits. The year-over-year increases in average deposits primarily reflected increases in savings accounts. Total noninterest income decreased $94 million (12.0 percent) in the second quarter and $95 million (6.6 percent) in the first six months of 2010, compared with the same periods of 2009. The year-over-year decreases in noninterest income were driven by lower mortgage banking revenue, principally due to lower production, and lower deposit service charges due to the impact of Company-initiated revisions to overdraft fee policies and lower overdraft incidences, partially offset by improvement in retail lease residual valuation losses and higher ATM processing servicing fees.
Total noninterest expense increased $84 million (9.0 percent) in the second quarter and $160 million (8.8 percent) in the first six months of 2010, compared with the same periods of 2009. The increases reflected higher compensation and employee benefits expense, higher processing costs and net occupancy and equipment expenses related to business expansion, and higher servicing costs associated with OREO and foreclosures.
The provision for credit losses decreased $93 million (18.1 percent) in the second quarter and $133 million (14.4 percent) in the first six months of 2010, compared with the same periods of 2009, as stress within the residential mortgage, home equity, installment and other consumer loan portfolios moderated. As a percentage of average loans outstanding on an annualized basis, net charge-offs increased to 1.55 percent in the second quarter of 2010, compared with 1.46 percent in the second quarter of 2009. Nonperforming assets were $1.5 billion at June 30, 2010, $1.5 billion at March 31, 2010, and $1.2 billion at June 30, 2009. Nonperforming assets as a percentage of period-end loans were 1.51 percent at June 30, 2010, 1.52 percent at March 31, 2010, and 1.23 percent at June 30, 2009. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services.
In July 2010, the Company announced a strategic alliance with a third party under which it will receive an ownership interest in the third party in exchange for the long-term asset management business of FAF Advisors, primarily representing the equity and fixed income mutual funds. U.S. Bancorp Asset Management will retain the Company’s money market fund business.
Wealth Management & Securities Services contributed $60 million of the Company’s net income in the second quarter and $113 million in the first six months of 2010, or decreases of $25 million (29.4 percent) and $69 million (37.9 percent), respectively, compared with the same periods of 2009. The decreases were primarily attributable to lower net revenue and higher total noninterest expense.
Total net revenue decreased $10 million (2.7 percent) in the second quarter and $74 million (9.5 percent) in the first six months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $11 million (15.5 percent) in the second quarter and decreased $13 million (8.0 percent) in the first six months of 2010, compared with the same periods of 2009. The increase in net interest income in the second quarter, compared with the same period of 2009, was primarily due to higher deposit volumes, partially offset by a decline in the related margin benefit. The decrease in net interest income in the first six months of 2010, compared with the same period of 2009, was primarily due to a decline in the margin benefit from deposits, partially offset by higher deposit volumes. Noninterest income decreased $21 million (6.9 percent) in the second quarter and $61 million (9.9 percent) in the first six months of 2010, compared with the same periods of 2009, as low interest rates negatively impacted money market investment fees and lower money market fund balances led to a decline in account-level fees.

U.S. Bancorp	23

Table 10    Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
Three Months Ended June 30			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$503	$498	1.0%	$1,028	$994	3.4%
Noninterest income	290	245	18.4	692	786	(12.0)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	793	743	6.7	1,720	1,780	(3.4)
Noninterest expense	317	277	14.4	1,002	911	10.0
Other intangibles	4	6	(33.3)	17	24	(29.2)

Total noninterest expense	321	283	13.4	1,019	935	9.0

Income before provision and income taxes	472	460	2.6	701	845	(17.0)
Provision for credit losses	343	352	(2.6)	420	513	(18.1)

Income before income taxes	129	108	19.4	281	332	(15.4)
Income taxes and taxable-equivalent adjustment	47	39	20.5	102	121	(15.7)

Net income	82	69	18.8	179	211	(15.2)
Net (income) loss attributable to noncontrolling interests	–	(1)	*	(1)	–	*

Net income attributable to U.S. Bancorp	$82	$68	20.6	$178	$211	(15.6)

Average Balance Sheet
Commercial	$34,002	$41,080	(17.2)%	$5,987	$6,306	(5.1)%
Commercial real estate	21,561	21,499	.3	11,748	11,498	2.2
Residential mortgages	77	80	(3.8)	26,363	23,494	12.2
Retail	45	58	(22.4)	44,322	44,392	(.2)

Total loans, excluding covered loans	55,685	62,717	(11.2)	88,420	85,690	3.2
Covered loans	–	–	–	7,494	9,906	(24.3)

Total loans	55,685	62,717	(11.2)	95,914	95,596	.3
Goodwill	1,475	1,475	–	3,254	3,108	4.7
Other intangible assets	71	93	(23.7)	1,880	1,570	19.7
Assets	61,081	67,528	(9.5)	108,397	109,212	(.7)
Noninterest-bearing deposits	18,159	17,343	4.7	14,604	14,296	2.2
Interest checking	10,687	12,369	(13.6)	22,724	20,868	8.9
Savings products	10,036	7,076	41.8	32,073	25,672	24.9
Time deposits	10,890	12,630	(13.8)	19,233	26,576	(27.6)

Total deposits	49,772	49,418	.7	88,634	87,412	1.4
Total U.S. Bancorp shareholders’ equity	5,455	5,003	9.0	8,230	7,349	12.0

	Wholesale			Consumer
	Banking			Banking
Six Months Ended June 30			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$985	$1,009	(2.4)%	$2,017	$1,977	2.0%
Noninterest income	564	457	23.4	1,345	1,440	(6.6)
Securities gains (losses), net	–	(3)	*	–	–	–

Total net revenue	1,549	1,463	5.9	3,362	3,417	(1.6)
Noninterest expense	597	539	10.8	1,948	1,775	9.7
Other intangibles	8	13	(38.5)	34	47	(27.7)

Total noninterest expense	605	552	9.6	1,982	1,822	8.8

Income before provision and income taxes	944	911	3.6	1,380	1,595	(13.5)
Provision for credit losses	813	818	(.6)	791	924	(14.4)

Income before income taxes	131	93	40.9	589	671	(12.2)
Income taxes and taxable-equivalent adjustment	48	36	33.3	214	244	(12.3)

Net income	83	57	45.6	375	427	(12.2)
Net (income) loss attributable to noncontrolling interests	1	–	*	(1)	–	*

Net income attributable to U.S. Bancorp	$84	$57	47.4	$374	$427	(12.4)

Average Balance Sheet
Commercial	$34,604	$42,021	(17.7)%	$6,006	$6,380	(5.9)%
Commercial real estate	21,584	21,352	1.1	11,711	11,542	1.5
Residential mortgages	77	84	(8.3)	26,156	23,461	11.5
Retail	45	65	(30.8)	44,440	44,519	(.2)

Total loans, excluding covered loans	56,310	63,522	(11.4)	88,313	85,902	2.8
Covered loans	–	–	–	7,702	9,970	(22.7)

Total loans	56,310	63,522	(11.4)	96,015	95,872	.1
Goodwill	1,474	1,475	(.1)	3,252	3,171	2.6
Other intangible assets	73	96	(24.0)	1,896	1,527	24.2
Assets	61,419	68,647	(10.5)	108,326	109,182	(.8)
Noninterest-bearing deposits	17,568	16,773	4.7	14,340	14,098	1.7
Interest checking	11,247	10,449	7.6	22,438	20,387	10.1
Savings products	10,746	7,362	46.0	31,303	24,931	25.6
Time deposits	10,991	14,047	(21.8)	19,645	26,714	(26.5)

Total deposits	50,552	48,631	4.0	87,726	86,130	1.9
Total U.S. Bancorp shareholders’ equity	5,493	4,982	10.3	8,250	7,438	10.9

*  Not meaningful

24	U.S. Bancorp

Wealth Management &			Payment			Treasury and				Consolidated
Securities Services			Services			Corporate Support				Company
		Percent			Percent			Percent				Percent
2010	2009	Change	2010	2009	Change	2010	2009	Change		2010	2009	Change
$82	$71	15.5%	$332	$276	20.3%	$464	$265	75.1%		$2,409	$2,104	14.5%
283	304	(6.9)	788	723	9.0	78	16		*	2,131	2,074	2.7
–	–	–	–	–	–	(21)	(19)	(10.5)		(21)	(19)	(10.5)

365	375	(2.7)	1,120	999	12.1	521	262	98.9		4,519	4,159	8.7
255	218	17.0	415	352	17.9	297	276	7.6		2,286	2,034	12.4
13	17	(23.5)	49	46	6.5	8	2		*	91	95	(4.2)

268	235	14.0	464	398	16.6	305	278	9.7		2,377	2,129	11.6

97	140	(30.7)	656	601	9.2	216	(16)		*	2,142	2,030	5.5
2	6	(66.7)	359	509	(29.5)	15	15	–		1,139	1,395	(18.4)

95	134	(29.1)	297	92	*	201	(31)		*	1,003	635	58.0
35	49	(28.6)	108	33	*	(41)	(92)	55.4		251	150	67.3

60	85	(29.4)	189	59	*	242	61		*	752	485	55.1
–	–	–	(9)	(5)	(80.0)	24	(8)		*	14	(14)	*

$60	$85	(29.4)	$180	$54	*	$266	$53		*	$766	$471	62.6

$1,091	$1,199	(9.0)%	$5,162	$4,500	14.7%	$98	$974	(89.9)%		$46,340	$54,059	(14.3)%
580	569	1.9	–	–	–	275	161	70.8		34,164	33,727	1.3
372	387	(3.9)	–	–	–	9	3		*	26,821	23,964	11.9
1,661	1,560	6.5	17,338	15,414	12.5	16	3		*	63,382	61,427	3.2

3,704	3,715	(.3)	22,500	19,914	13.0	398	1,141	(65.1)		170,707	173,177	(1.4)
–	–	–	–	–	–	12,960	795		*	20,454	10,701	91.1

3,704	3,715	(.3)	22,500	19,914	13.0	13,358	1,936		*	191,161	183,878	4.0
1,522	1,512	.7	2,335	2,348	(.6)	413	–		*	8,999	8,443	6.6
208	265	(21.5)	971	873	11.2	132	8		*	3,262	2,809	16.1
5,886	6,006	(2.0)	27,231	24,093	13.0	78,745	59,268	32.9		281,340	266,107	5.7
5,740	4,925	16.5	611	491	24.4	803	333		*	39,917	37,388	6.8
4,817	4,071	18.3	115	83	38.6	1,160	2		*	39,503	37,393	5.6
14,546	6,623	*	23	18	27.8	3,613	139		*	60,291	39,528	52.5
5,880	6,575	(10.6)	1	1	–	7,603	3,129		*	43,607	48,911	(10.8)

30,983	22,194	39.6	750	593	26.5	13,179	3,603		*	183,318	163,220	12.3
2,121	2,067	2.6	5,286	4,717	12.1	6,327	9,066	(30.2)		27,419	28,202	(2.8)

Wealth Management &			Payment				Treasury and				Consolidated
Securities Services			Services				Corporate Support				Company
		Percent			Percent				Percent				Percent
2010	2009	Change	2010	2009	Change		2010	2009	Change		2010	2009	Change
$150	$163	(8.0)%	$677	$546	24.0%		$983	$504	95.0%		$4,812	$4,199	14.6%
556	617	(9.9)	1,529	1,414	8.1		89	132	(32.6)		4,083	4,060	.6
–	–	–	–	–	–		(55)	(214)	74.3		(55)	(217)	74.7

706	780	(9.5)	2,206	1,960	12.6		1,017	422		*	8,840	8,042	9.9
494	449	10.0	795	682	16.6		491	369	33.1		4,325	3,814	13.4
27	33	(18.2)	101	91	11.0		18	2		*	188	186	1.1

521	482	8.1	896	773	15.9		509	371	37.2		4,513	4,000	12.8

185	298	(37.9)	1,310	1,187	10.4		508	51		*	4,327	4,042	7.1
6	14	(57.1)	815	942	(13.5)		24	15	60.0		2,449	2,713	(9.7)

179	284	(37.0)	495	245		*	484	36		*	1,878	1,329	41.3
66	102	(35.3)	180	88		*	(45)	(171)	73.7		463	299	54.8

113	182	(37.9)	315	157		*	529	207		*	1,415	1,030	37.4
–	–	–	(16)	(12)	(33.3)		36	(18)		*	20	(30)	*

$113	$182	(37.9)	$299	$145		*	$565	$189		*	$1,435	$1,000	43.5

$1,065	$1,289	(17.4)%	$5,023	$4,394	14.3%		$107	$1,007	(89.4)%		$46,805	$55,091	(15.0)%
578	571	1.2	–	–	–		280	98		*	34,153	33,563	1.8
374	392	(4.6)	–	–	–		9	3		*	26,616	23,940	11.2
1,630	1,536	6.1	17,375	15,045	15.5		12	5		*	63,502	61,170	3.8

3,647	3,788	(3.7)	22,398	19,439	15.2		408	1,113	(63.3)		171,076	173,764	(1.5)
–	–	–	–	–	–		13,237	1,052		*	20,939	11,022	90.0

3,647	3,788	(3.7)	22,398	19,439	15.2		13,645	2,165		*	192,015	184,786	3.9
1,518	1,512	.4	2,348	2,342	.3		413	–		*	9,005	8,500	5.9
214	273	(21.6)	987	886	11.4		140	4		*	3,310	2,786	18.8
5,850	6,106	(4.2)	27,113	23,724	14.3		78,822	58,512	34.7		281,530	266,171	5.8
5,557	4,950	12.3	610	532	14.7		889	354		*	38,964	36,707	6.1
4,825	3,812	26.6	110	80	37.5		1,127	2		*	39,747	34,730	14.4
13,990	6,466	*	22	18	22.2		3,554	123		*	59,615	38,900	53.3
5,642	6,496	(13.1)	1	–		*	8,322	4,286	94.2		44,601	51,543	(13.5)

30,014	21,724	38.2	743	630	17.9		13,892	4,765		*	182,927	161,880	13.0
2,120	2,081	1.9	5,318	4,706	13.0		5,738	8,307	(30.9)		26,919	27,514	(2.2)

U.S. Bancorp	25

Total noninterest expense increased $33 million (14.0 percent) in the second quarter and $39 million (8.1 percent) in the first six months of 2010, compared with the same periods of 2009. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $180 million of the Company’s net income in the second quarter and $299 million in the first six months of 2010, or increases of $126 million and $154 million, respectively, compared with the same periods of 2009. The increases were primarily due to increases in total net revenue and decreases in the provision for credit losses, partially offset by higher noninterest expense.
Total net revenue increased $121 million (12.1 percent) in the second quarter and $246 million (12.6 percent) in the first six months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $56 million (20.3 percent) in the second quarter and $131 million (24.0 percent) in the first six months of 2010, compared with the same periods of 2009, primarily due to strong growth in credit card loan balances and improved loan spreads, partially offset by the cost of rebates on the government card program. Noninterest income increased $65 million (9.0 percent) in the second quarter and $115 million (8.1 percent) in the first six months of 2010, compared with the same periods of 2009, driven by higher volumes across all products.
Total noninterest expense increased $66 million (16.6 percent) in the second quarter and $123 million (15.9 percent) in the first six months of 2010, compared with the same periods of 2009, due to higher compensation and employee benefits expense, higher technology and communications expense, the result of increased volume, and higher intangibles expense.
The provision for credit losses decreased $150 million (29.5 percent) in the second quarter and $127 million (13.5 percent) in the first six months of 2010, compared with the same periods of 2009, due to a favorable change in the reserve allocation due to lower delinquencies, partially offset by higher net charge-offs. As a percentage of average loans outstanding, net charge-offs were 6.72 percent in the second quarter of 2010, compared with 6.55 percent in the second quarter of 2009.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, recently acquired assets and assumed liabilities prior to assignment to business lines, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $266 million in the second quarter and $565 million in the first six months of 2010, compared with $53 million in the second quarter and $189 million in the first six months of 2009.
Total net revenue increased $259 million (98.9 percent) in the second quarter and $595 million in the first six months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $199 million (75.1 percent) in the second quarter and $479 million (95.0 percent) in the first six months of 2010, compared with the same periods of 2009, reflecting the impact of the FBOP acquisition, the current interest rate environment, wholesale funding decisions and the Company’s asset/liability position. Total noninterest income increased $60 million in the second quarter of 2010, compared with the second quarter of 2009, primarily due to the $28 million gain related to the Company’s investment in Visa Inc. and higher syndication revenue on tax-advantaged transactions. Total noninterest income increased $116 million in the first six months of 2010, compared with the same period of 2009, primarily due to lower net securities losses in the current year and the $28 million gain on the Company’s investment in Visa Inc., partially offset by a gain on a corporate real estate transaction recognized in the first quarter of 2009.
Total noninterest expense increased $27 million (9.7 percent) in the second quarter and $138 million (37.2 percent) in the first six months of 2010, compared with the same periods of 2009. The increases in noninterest expense were driven by the FBOP acquisition, debt extinguishment costs and higher costs related to affordable housing and other tax advantaged projects, partially offset by the FDIC special assessment recognized in the second quarter of 2009.
Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The consolidated effective tax rate of the Company was 20.9 percent in the second quarter and 20.3 percent in the first six months of 2010, compared with 17.1 percent in the second quarter and 16.3 percent in the first six months of 2009. The year-over-year increases in the effective tax rate reflected the marginal impact of higher pre-tax earnings.

NON-REGULATORY CAPITAL RATIOS

In addition to capital ratios defined by banking regulators, the Company considers various other

26	U.S. Bancorp

measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tier 1 common equity to risk-weighted assets, and
•	Tangible common equity to risk-weighted assets.
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
The following table shows the Company’s calculation of these measures.

	June 30,	December 31,
(Dollars in Millions)	2010	2009
Total equity	$28,940	$26,661
Preferred stock	(1,930)	(1,500)
Noncontrolling interests	(771)	(698)
Goodwill (net of deferred tax liability)	(8,425)	(8,482)
Intangible assets, other than mortgage servicing rights	(1,525)	(1,657)

Tangible common equity (a)	16,289	14,324
Tier 1 capital, determined in accordance with prescribed regulatory requirements	24,021	22,610
Trust preferred securities	(3,949)	(4,524)
Preferred stock	(1,930)	(1,500)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(694)	(692)

Tier 1 common equity (b)	17,448	15,894
Total assets	283,243	281,176
Goodwill (net of deferred tax liability)	(8,425)	(8,482)
Intangible assets, other than mortgage servicing rights	(1,525)	(1,657)

Tangible assets (c)	273,293	271,037
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	237,145	235,233
Ratios
Tangible common equity to tangible assets (a)/(c)	6.0%	5.3%
Tier 1 common equity to risk-weighted assets (b)/(d)	7.4	6.8
Tangible common equity to risk-weighted assets (a)/(d)	6.9	6.1

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$5,033	$6,206
Investment securities
Held-to-maturity (fair value $519 and $48, respectively)	590	47
Available-for-sale	47,777	44,721
Loans held for sale (included $4,650 and $4,327 of mortgage loans carried at fair value, respectively)	4,912	4,772
Loans
Commercial	46,766	48,792
Commercial real estate	33,944	34,093
Residential mortgages	27,252	26,056
Retail	63,639	63,955

Total loans, excluding covered loans	171,601	172,896
Covered loans	19,983	21,859

Total loans	191,584	194,755
Less allowance for loan losses	(5,320)	(5,079)

Net loans	186,264	189,676
Premises and equipment	2,257	2,263
Goodwill	9,002	9,011
Other intangible assets	3,068	3,406
Other assets	24,340	21,074

Total assets	$283,243	$281,176

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$41,673	$38,186
Interest-bearing	113,024	115,135
Time deposits greater than $100,000	28,426	29,921

Total deposits	183,123	183,242
Short-term borrowings	33,797	31,312
Long-term debt	29,137	32,580
Other liabilities	8,246	7,381

Total liabilities	254,303	254,515
Shareholders’ equity
Preferred stock	1,930	1,500
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/10 and 12/31/09 — 2,125,725,742 shares	21	21
Capital surplus	8,292	8,319
Retained earnings	25,367	24,116
Less cost of common stock in treasury: 6/30/10 — 208,740,074 shares; 12/31/09 — 212,786,937 shares	(6,381)	(6,509)
Accumulated other comprehensive income (loss)	(1,060)	(1,484)

Total U.S. Bancorp shareholders’ equity	28,169	25,963
Noncontrolling interests	771	698

Total equity	28,940	26,661

Total liabilities and equity	$283,243	$281,176

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
Interest Income
Loans	$2,515	$2,345	$5,020	$4,695
Loans held for sale	47	71	91	134
Investment securities	394	402	804	836
Other interest income	39	22	73	42

Total interest income	2,995	2,840	5,988	5,707
Interest Expense
Deposits	229	314	465	638
Short-term borrowings	137	131	265	274
Long-term debt	272	341	549	694

Total interest expense	638	786	1,279	1,606

Net interest income	2,357	2,054	4,709	4,101
Provision for credit losses	1,139	1,395	2,449	2,713

Net interest income after provision for credit losses	1,218	659	2,260	1,388
Noninterest Income
Credit and debit card revenue	266	259	524	515
Corporate payment products revenue	178	168	346	322
Merchant processing services	320	278	612	536
ATM processing services	108	104	213	206
Trust and investment management fees	267	304	531	598
Deposit service charges	199	250	406	476
Treasury management fees	145	142	282	279
Commercial products revenue	205	144	366	273
Mortgage banking revenue	243	308	443	541
Investment products fees and commissions	30	27	55	55
Securities gains (losses), net
Realized gains (losses), net	–	69	12	125
Total other-than-temporary impairment	(30)	(331)	(117)	(712)
Portion of other-than-temporary impairment recognized in other comprehensive income	9	243	50	370

Total securities gains (losses), net	(21)	(19)	(55)	(217)
Other	170	90	305	259

Total noninterest income	2,110	2,055	4,028	3,843
Noninterest Expense
Compensation	946	764	1,807	1,550
Employee benefits	172	140	352	295
Net occupancy and equipment	226	208	453	419
Professional services	73	59	131	111
Marketing and business development	86	80	146	136
Technology and communications	186	157	371	312
Postage, printing and supplies	75	72	149	146
Other intangibles	91	95	188	186
Other	522	554	916	845

Total noninterest expense	2,377	2,129	4,513	4,000

Income before income taxes	951	585	1,775	1,231
Applicable income taxes	199	100	360	201

Net income	752	485	1,415	1,030
Net (income) loss attributable to noncontrolling interests	14	(14)	20	(30)

Net income attributable to U.S. Bancorp	$766	$471	$1,435	$1,000

Net income applicable to U.S. Bancorp common shareholders	$862	$221	$1,510	$640

Earnings per common share	$.45	$.12	$.79	$.36
Diluted earnings per common share	$.45	$.12	$.79	$.36
Dividends declared per common share	$.05	$.05	$.10	$.10
Average common shares outstanding	1,912	1,833	1,911	1,794
Average diluted common shares outstanding	1,921	1,840	1,920	1,801

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income	Equity	Interests	Equity
Balance December 31, 2008	1,755	$7,931	$20	$5,830	$22,541	$(6,659)	$(3,363)	$26,300	$733	$27,033
Change in accounting principle					141		(141)	–		–
Net income					1,000			1,000	30	1,030
Changes in unrealized gains and losses on securities available-for-sale							1,520	1,520		1,520
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(370)	(370)		(370)
Unrealized gain on derivatives							394	394		394
Foreign currency translation							40	40		40
Reclassification for realized losses							222	222		222
Income taxes							(686)	(686)		(686)

Total comprehensive income								2,120	30	2,150
Redemption of preferred stock		(6,599)						(6,599)		(6,599)
Preferred stock dividends and discount accretion		168			(358)			(190)		(190)
Common stock dividends					(184)			(184)		(184)
Issuance of common and treasury stock	157		1	2,562		123		2,686		2,686
Purchase of treasury stock						(4)		(4)		(4)
Net other changes in noncontrolling interests								–	(18)	(18)
Distributions to noncontrolling interests								–	(30)	(30)
Stock option and restricted stock grants				42				42		42

Balance June 30, 2009	1,912	$1,500	$21	$8,434	$23,140	$(6,540)	$(2,384)	$24,171	$715	$24,886

Balance December 31, 2009	1,913	$1,500	$21	$8,319	$24,116	$(6,509)	$(1,484)	$25,963	$698	$26,661
Change in accounting principle					(73)			(73)	(16)	(89)
Net income					1,435			1,435	(20)	1,415
Changes in unrealized gains and losses on securities available-for-sale							855	855		855
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(50)	(50)		(50)
Unrealized loss on derivatives							(206)	(206)		(206)
Foreign currency translation							30	30		30
Reclassification for realized losses							56	56		56
Income taxes							(261)	(261)		(261)

Total comprehensive income								1,859	(20)	1,839
Preferred stock dividends and discount accretion					(37)			(37)		(37)
Common stock dividends					(192)			(192)		(192)
Issuance of preferred stock		430		10	118			558		558
Issuance of common and treasury stock	5			(97)		143		46		46
Purchase of treasury stock	(1)					(15)		(15)		(15)
Net other changes in noncontrolling interests								–	145	145
Distributions to noncontrolling interests								–	(36)	(36)
Stock option and restricted stock grants				60				60		60

Balance June 30, 2010	1,917	$1,930	$21	$8,292	$25,367	$(6,381)	$(1,060)	$28,169	$771	$28,940

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
(Dollars in Millions)	June 30,
(Unaudited)	2010	2009
Operating Activities
Net cash provided by operating activities	$3,960	$774
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,060	3,810
Proceeds from maturities of investment securities	6,714	3,658
Purchases of investment securities	(9,968)	(6,727)
Net decrease in loans outstanding	507	366
Proceeds from sales of loans	1,030	1,881
Purchases of loans	(1,807)	(1,277)
Acquisitions, net of cash acquired	832	222
Other, net	(779)	838

Net cash provided by (used in) investing activities	(2,411)	2,771
Financing Activities
Net increase (decrease) in deposits	(602)	4,307
Net increase (decrease) in short-term borrowings	1,832	(4,285)
Proceeds from issuance of long-term debt	2,923	4,682
Principal payments or redemption of long-term debt	(6,684)	(3,741)
Fees paid on exchange of income trust securities for perpetual preferred stock	(4)	–
Proceeds from issuance of common stock	43	2,684
Redemption of preferred stock	–	(6,599)
Cash dividends paid on preferred stock	(38)	(237)
Cash dividends paid on common stock	(192)	(834)

Net cash used in financing activities	(2,722)	(4,023)

Change in cash and due from banks	(1,173)	(478)
Cash and due from banks at beginning of period	6,206	6,859

Cash and due from banks at end of period	$5,033	$6,381

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

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

Note 2    Accounting Changes

Accounting for Transfers of Financial Assets Effective January 1, 2010, the Company adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and the exception for guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. In addition, the guidance provides clarification of the requirements for isolation and limitations on sale accounting for portions of financial assets. The guidance also requires additional disclosure about transfers of financial assets and a transferor’s continuing involvement with transferred assets. The adoption of this guidance was not significant to the Company’s financial statements.

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

32	U.S. Bancorp

Note 3    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	June 30, 2010					December 31, 2009
			Unrealized Losses					Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Other-than-		Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Temporary	Other	Value
Held-to-maturity (a)
U.S. Treasury and agencies	$63	$–	$–	$–	$63	$–	$–	$–	$–	$–
Mortgage-backed securities
Residential
Agency	4	–	–	–	4	4	–	–	–	4
Non-agency
Non-prime	4	–	–	–	4	–	–	–	–	–
Commercial	10	–	–	(6)	4	–	–	–	–	–
Asset-backed securities						–	–	–	–	–
Collateralized debt obligations/Collaterized loan obligations	208	9	–	(29)	188	–	–	–	–	–
Other	132	–	(2)	(7)	123	–	–	–	–	–
Obligations of state and political subdivisions	30	2	–	(2)	30	32	2	–	(1)	33
Other debt securities	139	–	–	(36)	103	11	–	–	–	11

Total held-to-maturity	$590	$11	$(2)	$(80)	$519	$47	$2	$–	$(1)	$48

Available-for-sale (b)
U.S. Treasury and agencies	$2,533	$14	$–	$–	$2,547	$3,415	$10	$–	$(21)	$3,404
Mortgage-backed securities
Residential
Agency	32,461	993	–	(19)	33,435	29,288	501	–	(47)	29,742
Non-agency
Prime (c)	1,342	10	(104)	(51)	1,197	1,624	8	(110)	(93)	1,429
Non-prime	1,230	7	(294)	(36)	907	1,359	11	(297)	(105)	968
Commercial	14	1	–	–	15	14	–	(1)	–	13
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	147	24	(6)	–	165	199	11	(5)	–	205
Other	918	13	(6)	(9)	916	360	12	(5)	(10)	357
Obligations of state and political subdivisions	6,861	38	–	(115)	6,784	6,822	30	–	(159)	6,693
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	1,154	–	–	(227)	927	1,179	–	–	(301)	878
Perpetual preferred securities	482	29	–	(80)	431	483	30	–	(90)	423
Other investments (d)	403	45	–	(1)	447	607	9	–	(13)	603

Total available-for-sale	$47,551	$1,174	$(410)	$(538)	$47,777	$45,356	$622	$(418)	$(839)	$44,721

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(d)	Includes securities covered under loss shaing agreements with the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $266 million and $231 million at June 30, 2010 and December 31, 2009, respectively.
The weighted-average maturity of the available-for-sale investment securities was 5.5 years at June 30, 2010, compared with 7.1 years at December 31, 2009. The corresponding weighted-average yields were 3.78 percent and 4.00 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.9 years at June 30, 2010, and 8.4 years at December 31, 2009. The corresponding weighted-average yields were 1.38 percent and 5.10 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at June 30, 2010, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $31.5 billion at June 30, 2010, and $37.4 billion at December 31, 2009, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $8.7 billion at June 30, 2010, and $8.9 billion at December 31, 2009.

U.S. Bancorp	33

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Taxable	$317	$328	$650	$684
Non-taxable	77	74	154	152

Total interest income from investment securities	$394	$402	$804	$836

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Realized gains	$–	$70	$12	$127
Realized losses	–	(1)	–	(2)

Net realized gains (losses)	$–	$69	$12	$125

Income tax (benefit) on realized gains (losses)	$–	$27	$4	$48

In the fourth quarter of 2007, the Company purchased certain structured investment securities (“SIVs”) from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interests in certain SIVs for a pro-rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related securities.”

Some of the SIV-related securities, as well as certain acquired securities covered under loss sharing agreements with the FDIC, evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $1.1 billion and $466 million, respectively, at June 30, 2010 and $1.2 billion and $483 million, respectively, at December 31, 2009. Changes in the accretable balance for these securities, were as follows:

	Three Months Ended		Six Months Ended
	June, 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$319	$224	$292	$349
Impact of other-than-temporary impairment accounting change	–	–	–	(124)

Adjusted balance at beginning of period	319	224	292	225
Accretion	(8)	(1)	(15)	(2)
Other (a)	(9)	(49)	25	(49)

Balance at end of period	$302	$174	$302	$174

(a)	Represents changes in projected future cash flows on certain investment securities.
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

34	U.S. Bancorp

The following table summarizes other-than-temporary impairment by investment category:

	2010			2009
	Losses			Losses
Three Months Ended June 30,	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$(1)	$(2)	$(1)	$(10)	$(11)
Non-prime	(11)	(11)	(22)	(49)	(96)	(145)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	(4)	–	(4)	–	(1)	(1)
Other	(5)	3	(2)	(26)	(136)	(162)
Perpetual preferred securities	–	–	–	(12)	–	(12)

Total available-for-sale	$(21)	$(9)	$(30)	$(88)	$(243)	$(331)

	2010			2009
	Losses			Losses
Six Months Ended June 30,	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Held-to-maturity
Asset-backed securities
Other	$(2)	$–	$(2)	$–	$–	$–

Total held-to-maturity	$(2)	$–	$(2)	$–	$–	$–

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(3)	$(10)	$(13)	$(8)	$(129)	$(137)
Non-prime	(46)	(43)	(89)	(77)	(199)	(276)
Commercial	–	–	–	(1)	(1)	(2)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	(5)	–	(5)	(5)	–	(5)
Other	(10)	2	(8)	(41)	(41)	(82)
Perpetual preferred securities	–	–	–	(207)	–	(207)
Corporate debt securities	–	–	–	(3)	–	(3)
Other debt securities	(1)	1	–	–	–	–

Total available-for-sale	$(65)	$(50)	$(115)	$(342)	$(370)	$(712)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company determined the other-than-temporary impairment recorded in earnings for securities other than perpetual preferred securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used at June 30, 2010 for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	4%	15%	13%	1%	13%	6%
Lifetime probability of default rates	3	10	4	2	20	8
Lifetime loss severity rates	38	69	43	37	70	57

U.S. Bancorp	35

Changes in the credit losses on non-agency mortgage-backed securities, including SIV-related investments, and other debt securities attributed to credit loss are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$391	$358	$335	$299
Credit losses on securities not previously considered other-than-temporarily impaired	2	21	15	75
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	19	55	52	60
Increases in expected cash flows	(12)	(27)	(13)	(27)
Realized losses	(18)	(7)	(25)	(7)
Other	–	–	18	–

Balance at end of period	$382	$400	$382	$400

At June 30, 2010, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at June 30, 2010:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Mortgage-backed securities
Residential
Non-agency
Non-prime	$–	$–	$3	$–	$3	$–
Commercial	–	–	4	(6)	4	(6)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	119	(29)	119	(29)
Other	–	–	22	(9)	22	(9)
Obligations of state and political subdivisions	1	–	9	(2)	10	(2)
Other debt securities	–	–	94	(36)	94	(36)

Total held-to-maturity	$1	$–	$251	$(82)	$252	$(82)

Available-for-sale
U.S. Treasury and agencies	$401	$–	$51	$–	$452	$–
Mortgage-backed securities
Residential
Agency	3,351	(18)	100	(1)	3,451	(19)
Non-agency
Prime (a)	–	–	1,129	(155)	1,129	(155)
Non-prime	71	(10)	779	(320)	850	(330)
Commercial	2	–	2	–	4	–
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	23	(3)	8	(3)	31	(6)
Other	226	(2)	27	(13)	253	(15)
Obligations of state and political subdivisions	1,582	(18)	2,261	(97)	3,843	(115)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	–	–	927	(227)	927	(227)
Perpetual preferred securities	–	–	317	(80)	317	(80)
Other investments	–	–	3	(1)	3	(1)

Total available-for-sale	$5,662	$(51)	$5,604	$(897)	$11,266	$(948)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either corporate debt or non-agency mortgage-backed securities issued with high investment

36	U.S. Bancorp

grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At June 30, 2010, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

Note 4    Loans

The composition of the loan portfolio was as follows:

	June 30, 2010		December 31, 2009
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$40,621	21.2%	$42,255	21.7%
Lease financing	6,145	3.2	6,537	3.4

Total commercial	46,766	24.4	48,792	25.1
Commercial real estate
Commercial mortgages	25,573	13.3	25,306	13.0
Construction and development	8,371	4.4	8,787	4.5

Total commercial real estate	33,944	17.7	34,093	17.5
Residential mortgages
Residential mortgages	21,771	11.4	20,581	10.6
Home equity loans, first liens	5,481	2.9	5,475	2.8

Total residential mortgages	27,252	14.3	26,056	13.4
Retail
Credit card	16,762	8.7	16,814	8.6
Retail leasing	4,303	2.3	4,568	2.3
Home equity and second mortgages	19,326	10.1	19,439	10.0
Other retail
Revolving credit	3,467	1.8	3,506	1.8
Installment	5,588	2.9	5,455	2.8
Automobile	10,017	5.2	9,544	4.9
Student	4,176	2.2	4,629	2.4

Total other retail	23,248	12.1	23,134	11.9

Total retail	63,639	33.2	63,955	32.8

Total loans, excluding covered loans	171,601	89.6	172,896	88.8
Covered loans	19,983	10.4	21,859	11.2

Total loans	$191,584	100.0%	$194,755	100.0%

The Company had loans of $54.6 billion at June 30, 2010, and $55.6 billion at December 31, 2009, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $43.8 billion at June 30, 2010, and $44.2 billion at December 31, 2009, pledged at the Federal Reserve Bank.
Originated loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at June 30, 2010, and December 31, 2009. In accordance with applicable authoritative accounting guidance effective for the Company January 1, 2009, all purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”).

U.S. Bancorp	37

Covered assets represent loans and other assets acquired from the FDIC subject to loss sharing agreements and included expected reimbursements from the FDIC of approximately $3.8 billion at June 30, 2010 and $3.9 billion at December 31, 2009. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	June 30, 2010				December 31, 2009
	Purchased	Purchased			Purchased	Purchased
	impaired	nonimpaired	Other		impaired	nonimpaired	Other
(Dollars in Millions)	loans	loans	assets	Total	loans	loans	assets	Total
Commercial loans	$76	$410	$–	$486	$86	$443	$–	$529
Commercial real estate loans	2,383	6,448	–	8,831	3,035	6,724	–	9,759
Residential mortgage loans	4,061	1,797	–	5,858	4,712	1,918	–	6,630
Retail loans	–	974	–	974	30	978		1,008
Losses reimbursable by the FDIC	–	–	3,834	3,834	–	–	3,933	3,933

Covered loans	6,520	9,629	3,834	19,983	7,863	10,063	3,933	21,859
Foreclosed real estate	–	–	791	791	–	–	653	653

Total covered assets	$6,520	$9,629	$4,625	$20,774	$7,863	$10,063	$4,586	$22,512

At June 30, 2010, $.9 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $1.1 billion at December 31, 2009, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans in covered loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for loan losses. There has not been any significant credit deterioration since the respective acquisition dates.
Changes in the accretable balance for purchased impaired loans for the Downey Savings and Loan Association, F.A., PFF Bank and Trust, and First Bank of Oak Park Corporation transactions were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$2,825	$2,405	$2,845	$2,719
Accretion	(104)	(87)	(205)	(183)
Disposals	(11)	(36)	(18)	(47)
Reclassifications (to) from nonaccretable difference	68	(212)	160	(233)
Other	(29)	4	(33)	(182)

Balance at end of period	$2,749	$2,074	$2,749	$2,074

Net gains on the sale of loans of $92 million and $253 million for the three months ended June 30, 2010 and 2009, respectively, and $203 million and $369 million for the six months ended June 30, 2010 and 2009, respectively, were included in noninterest income, primarily in mortgage banking revenue.

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

38	U.S. Bancorp

Company’s Annual Report on Form 10-K for the year ended December 31, 2009. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights, refer to Note 6. The Company has no asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.
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
As a result of adopting new accounting guidance, the Company consolidated certain community development and tax-advantaged investment entities on January 1, 2010 that it had not previously consolidated. The consolidation of these VIEs increased assets and liabilities by approximately $1.0 billion. The equity impact of consolidating these VIEs was a $9 million decrease, which represents the recognition of noncontrolling interests in the consolidated VIEs. At June 30, 2010, approximately $2.5 billion of the Company’s assets and liabilities related to community development and tax-advantaged investment entities VIEs. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt on the consolidated balance sheet. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized.
The Company also deconsolidated certain community development and tax-advantaged investment entities as a result of adopting the new accounting guidance, principally because the Company did not have power to direct the activities that most significantly impact the VIEs. The deconsolidation of these VIEs resulted in an $84 million decrease in assets and $77 million decrease in liabilities. The deconsolidation also resulted in a $7 million decrease to equity, which was principally the removal of the noncontrolling interests in these VIEs.
In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. Under accounting rules effective prior to January 1, 2010, the Company was not the primary beneficiary of the conduit as it did not absorb the majority of the conduit’s expected losses or residual returns. Under the new accounting guidance, the Company consolidated the conduit on January 1, 2010, because of its ability to manage the activities of the conduit. Consolidation of the conduit increased held-to-maturity investment securities $.6 billion, decreased loans $.7 billion, and reduced retained earnings $73 million. At June 30, 2010, $.5 billion of the held-to-maturity investment securities on the Company’s consolidated balance sheet were related to the conduit.
The Company is not required to consolidate other VIEs in which it is not the primary beneficiary. In such cases, the Company does not control the entities’ most significant activities or does not have the obligation to absorb losses or right to receive benefits that are significant to the VIE. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $107 million, with an aggregate amount of approximately $2.2 billion at June 30, 2010, and from less than $1 million to $63 million, with an aggregate amount of $2.4 billion at December 31, 2009. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the balance sheet. While the Company believes potential losses from these investments is remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $5.0 billion at June 30, 2010, compared with $4.7 billion at December 31, 2009. This maximum exposure is determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

U.S. Bancorp	39

Note 6    Mortgage Servicing Rights

The Company serviced $163.2 billion of residential mortgage loans for others at June 30, 2010, and $150.8 billion at December 31, 2009. The net impact included in mortgage banking revenue of assumption changes on the fair value of mortgage servicing rights (“MSRs”) and fair value changes of derivatives used to offset MSR value changes was a net gain of $55 million and $45 million for the three months ended June 30, 2010, and 2009, respectively, and a net gain of $97 million and $47 million for the six months ended June 30, 2010 and 2009, respectively. Loan servicing fees, not including valuation changes included in mortgage banking revenue, were $143 million and $126 million for the three months ended June 30, 2010 and 2009, respectively, and $285 million and $243 million for the six months ended June 30, 2010 and 2009, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$1,778	$1,182	$1,749	$1,194
Rights purchased	33	42	38	75
Rights capitalized	117	239	249	432
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	(314)	131	(350)	(4)
Other changes in fair value (b)	(71)	(112)	(143)	(215)

Balance at end of period	$1,543	$1,482	$1,543	$1,482

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at June 30, 2010, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$10	$4	$8	$15

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
A summary of the Company’s MSRs and related characteristics by portfolio at June 30, 2010 was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total
Servicing portfolio	$12,068	$24,454	$126,709	$163,231
Fair value	$160	$281	$1,102	$1,543
Value (bps) (a)	133	115	87	95
Weighted-average servicing fees (bps)	40	39	31	33
Multiple (fair value/weighted-average servicing fees)	3.33	2.95	2.81	2.88
Weighted-average note rate	5.88%	5.54%	5.44%	5.49%
Age (in years)	4.1	2.2	2.6	2.7
Expected life (in years)	6.4	4.2	4.2	4.4
Discount rate	11.9%	11.4%	10.6%	10.8%

(a)	Value is calculated as fair value divided by the servicing portfolio.

40	U.S. Bancorp

Note 7    Preferred Stock

At June 30, 2010 and December 31, 2009, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	June 30, 2010				December 31, 2009
	Shares				Shares
	Issued and	Liquidation		Carrying	Issued and	Liquidation		Carrying
(Dollars in Millions)	Outstanding	Preference	Discount	Amount	Outstanding	Preference	Discount	Amount
Series A	5,746	$575	$145	$430	–	$–	$–	$–
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	20,000	500	–	500	20,000	500	–	500

Total preferred stock (a)	65,746	$2,075	$145	$1,930	60,000	$1,500	$–	$1,500

(a)	The par value of all shares issued and outstanding at June 30, 2010 and December 31, 2009, was $1.00 a share.
On June 10, 2010, the Company exchanged depositary shares representing an ownership interest in 5,746 shares of Series A Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $100,000 per share (the “Series A Preferred Stock”) for approximately 46 percent of the outstanding Income Trust Securities (“ITS”) issued by USB Capital IX to third party investors, retired a pro-rata portion of the related junior subordinated debentures and cancelled a pro-rata portion of the related stock purchase contracts. The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable semi-annually, in arrears, at a rate per annum equal to 7.189 percent through a specified stock purchase date for the remaining untendered ITS expected to be April 15, 2011, and thereafter, payable quarterly, at a rate per annum equal to the greater of three-month LIBOR plus 1.02 percent or 3.50 percent. The Series A Preferred Stock is redeemable at the Company’s option subsequent to the stock purchase date, subject to prior approval by the Federal Reserve Board.
For further information on junior subordinated debentures and preferred stock, refer to Notes 14 and 15, respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 8    Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2010	2009	2010	2009
Net income attributable to U.S. Bancorp	$766	$471	$1,435	$1,000
Preferred dividends	(18)	(90)	(37)	(190)
Equity portion of gain on ITS exchange transaction, net of tax	118	–	118	–
Accretion of preferred stock discount	–	(6)	–	(14)
Deemed dividend on preferred stock redemption	–	(154)	–	(154)
Earnings allocated to participating stock awards	(4)	–	(6)	(2)

Net income applicable to U.S. Bancorp common shareholders	$862	$221	$1,510	$640

Average common shares outstanding	1,912	1,833	1,911	1,794
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	9	7	9	7

Average diluted common shares outstanding	1,921	1,840	1,920	1,801

Earnings per common share	$.45	$.12	$.79	$.36
Diluted earnings per common share	$.45	$.12	$.79	$.36

Options and warrants to purchase 56 million and 109 million common shares for the three months ended June 30, 2010 and 2009, respectively, and 56 million and 109 million common shares for the six months ended June 30, 2010 and 2009, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

U.S. Bancorp	41

Note 9    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$23	$20	$2	$2	$46	$40	$4	$3
Interest cost	39	38	3	3	78	76	5	6
Expected return on plan assets	(53)	(53)	(1)	(2)	(107)	(107)	(2)	(3)
Prior service (credit) cost and transition (asset) obligation amortization	(3)	(2)	–	–	(6)	(3)	–	–
Actuarial (gain) loss amortization	16	12	(2)	(2)	32	24	(3)	(4)

Net periodic benefit cost	$22	$15	$2	$1	$43	$30	$4	$2

Note 10    Income Taxes

The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Federal
Current	$301	$310	$455	$684
Deferred	(123)	(225)	(143)	(520)

Federal income tax	178	85	312	164
State
Current	32	36	61	85
Deferred	(11)	(21)	(13)	(48)

State income tax	21	15	48	37

Total income tax provision	$199	$100	$360	$201

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2010	2009	2010	2009
Tax at statutory rate	$333	$205	$622	$431
State income tax, at statutory rates, net of federal tax benefit	14	10	31	24
Tax effect of
Tax credits	(110)	(76)	(210)	(151)
Tax-exempt income	(53)	(49)	(105)	(98)
Noncontrolling interests	5	(4)	7	(10)
Other items	10	14	15	5

Applicable income taxes	$199	$100	$360	$201

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2010, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdication.
The Company’s net deferred tax liability was $309 million at June 30, 2010, and $190 million at December 31, 2009.

42	U.S. Bancorp

Note 11    Derivative Instruments

The Company recognizes all derivatives in the consolidated balance sheet at fair value as other assets or liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a hedge of the fair value of a recognized asset or liability (“fair value hedge”); a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); or a customer accommodation or an economic hedge for asset/liability risk management purposes (“free-standing derivative”).
Of the Company’s $46.9 billion of total notional amount of asset and liability management positions at June 30, 2010, $9.5 billion was designated as a fair value, cash flow or net investment hedge. When a derivative is designated as either a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the six months ended June 30, 2010, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At June 30, 2010, the Company had $454 million of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2010 and the next 12 months is a loss of $64 million and $124 million, respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2010, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The net amount of related gains or losses included in the cumulative translation adjustment for the first six months of 2010 was not material.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale. The Company also enters into U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to economically hedge the change in the fair value of the Company’s residential MSRs. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these customer accommodation derivatives, the Company enters into similar offsetting positions.
For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	43

The following table provides information on the fair value of the Company’s derivative positions:

	June 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
(Dollars in millions)	Derivatives	Derivatives	Derivatives	Derivatives
Total fair value of derivative positions	$1,960	$2,440	$1,582	$1,854
Netting (a)	(244)	(1,375)	(421)	(995)

Total	$1,716	$1,065	$1,161	$859

Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At June 30, 2010, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $92 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $1.2 billion. At December 31, 2009, the amount of cash collateral posted by counterparties that was netted against derivative assets was $116 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $691 million.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
June 30, 2010
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,575	$128	51.30	$–	$–	–
Foreign exchange cross-currency swaps	424	61	5.12	1,224	51	6.67
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	748	5.53
Net investment hedges
Foreign exchange forward contracts	–	–	–	462	–	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,810	185	.08	27	–	.13
Sell	765	–	.17	9,520	173	.11
Options
Purchased	3,500	–	.11	–	–	–
Written	3,928	56	.10	7	–	.13
Foreign exchange forward contracts	505	8	.06	145	–	.09
Equity contracts	–	–	–	58	6	2.05
Credit contracts	830	5	3.27	1,353	1	2.88
December 31, 2009
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	3,235	70	32.71	1,950	32	20.52
Foreign exchange cross-currency swaps	1,864	272	6.81	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	8,363	556	3.58
Net investment hedges
Foreign exchange forward contracts	536	15	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,250	6	.07	9,862	190	.05
Sell	7,533	91	.11	1,260	3	.06
Options
Purchased	5,250	–	.06	–	–	–
Written	2,546	9	.08	594	2	.09
Foreign exchange forward contracts	113	1	.08	293	2	.08
Equity contracts	27	2	1.58	29	1	.29
Credit contracts	863	2	3.68	1,261	1	3.05

44	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
June 30, 2010
Interest rate contracts
Receive fixed/pay floating swaps	$18,702	$1,178	4.60	$129	$2	5.93
Pay fixed/receive floating swaps	221	2	6.00	18,570	1,136	4.64
Options
Purchased	1,959	13	1.83	294	36	.39
Written	495	36	.43	1,745	13	2.00
Foreign exchange rate contracts
Forwards, spots and swaps (a)	5,758	280	.47	5,670	266	.47
Options
Purchased	234	8	.38	–	–	–
Written	–	–	–	234	8	.38
December 31, 2009
Interest rate contracts
Receive fixed/pay floating swaps	18,700	854	4.46	1,083	19	7.00
Pay fixed/receive floating swaps	1,299	24	7.36	18,490	821	4.45
Options
Purchased	1,841	20	1.68	231	12	.85
Written	477	12	.56	1,596	20	1.90
Foreign exchange rate contracts
Forwards, spots and swaps (a)	5,607	193	.46	5,563	184	.45
Options
Purchased	311	11	.64	–	–	–
Written	–	–	–	311	11	.64

(a)	Reflects the net of long and short positions.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings:

	Three Months Ended June 30,				Six Months Ended June 30
	Gains (Losses)		Gains (Losses)		Gains (Losses)		Gains (Losses)
	Recognized in Other		Reclassified from Other Comprehensive		Recognized in Other		Reclassified from Other Comprehensive
	Comprehensive		Income (Loss)		Comprehensive		Income (Loss)
	Income (Loss)		into Earnings		Income (Loss)		into Earnings
(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$(103)	$172	$(36)	$(2)	$(127)	$248	$(79)	$(5)
Net investment hedges
Foreign exchange forward contracts	48	(29)	–	–	17	(9)	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months and six months ended June 30, 2010 and 2009.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income (expense) on long-term debt.

U.S. Bancorp	45

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and customer-related positions:

		Gains (Losses) Recognized in Earnings
	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	Gains (Losses)
(Dollars in Millions)	Recognized in Earnings	2010	2009	2010	2009
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$12	$(75)	$(84)	$(105)
Foreign exchange cross-currency swaps	Other noninterest income	(161)	104	(231)	51
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	249	116	269	273
Purchased and written options	Mortgage banking revenue	121	48	191	157
Foreign exchange forward contracts	Commercial products revenue	20	(31)	9	(20)
Equity contracts	Compensation expense	2	5	2	(14)
Credit contracts	Other noninterest income/expense	–	–	–	35
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	285	(440)	354	(571)
Pay fixed/receive floating swaps	Other noninterest income	(282)	451	(349)	601
Purchased and written options	Other noninterest income	–	(1)	–	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	11	13	21	28
Purchased and written options	Commercial products revenue	–	1	–	1

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(11) million and $161 million for the three months ended June 30, 2010, respectively, and $73 million and $(104) million for the three months ended June 30, 2009, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $83 million and $230 million for the six months ended June 30, 2010, respectively, and $103 million and $(50) million for the six months ended June 30, 2009, respectively. The ineffective portion was immaterial for the three months and six months ended June 30, 2010 and 2009.
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
The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at June 30, 2010, was $1.8 billion. At June 30, 2010, the Company had $1.2 billion of cash posted as collateral against this net liability position.

46	U.S. Bancorp

Note 12    Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, available-for-sale investment securities, certain mortgage loans held for sale (“MLHFS”) and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair-value accounting or impairment write-downs of individual assets.
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
The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are valued using third party pricing services; derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes residential MSRs, certain debt securities, including the Company’s SIV-related investments and non-agency mortgage-backed securities, and certain derivative contracts.
When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the second quarter and first six months of 2010 and 2009, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels, except for the transfer of non-agency mortgage-backed securities from Level 2 to Level 3 in the first quarter of 2009, as discussed below.
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

U.S. Bancorp	47

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

The following table shows the valuation assumption ranges for Level 3 available-for-sale non-agency mortgage-backed securities at June 30, 2010:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	4%	28%	13%	1%	13%	6%
Lifetime probability of default rates	–	10	1	–	20	7
Lifetime loss severity rates	–	100	45	10	79	55
Discount margin	3	26	6	2	27	12

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. Included in mortgage banking revenue was a $84 million net gain and a $67 million net loss for the second quarter of 2010 and 2009, respectively, and a $126 million net gain and a $35 million net loss for the first six months of 2010 and 2009, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $4.7 billion as of June 30, 2010, which exceeded the unpaid principal balance by $198 million as of that date. MLHFS are Level 2. Related interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

48	U.S. Bancorp

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

U.S. Bancorp	49

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2010
Available-for-sale securities
U.S. Treasury and agencies	$9	$2,538	$–	$–	$2,547
Mortgage-backed securities
Residential
Agency	–	$33,435	–	–	33,435
Non-agency
Prime	–	–	1,197	–	1,197
Non-prime	–	–	907	–	907
Commercial	–	–	15	–	15
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	90	75	–	165
Other	–	588	328	–	916
Obligations of state and political subdivisions	–	6,784	–	–	6,784
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	917	10	–	927
Perpetual preferred securities	–	431	–	–	431
Other investments	177	4	266	–	447

Total available-for-sale	186	44,793	2,798	–	47,777
Mortgage loans held for sale	–	4,650	–	–	4,650
Mortgage servicing rights	–	–	1,543	–	1,543
Derivative assets	–	632	1,328	(244)	1,716
Other assets	–	432	–	–	432

Total	$186	$50,507	$5,669	$(244)	$56,118

Derivative liabilities	$–	$2,406	$34	$(1,375)	$1,065
Other liabilities	–	434	–	–	434

Total	$–	$2,840	$34	$(1,375)	$1,499

December 31, 2009
Available-for-sale securities
U.S. Treasury and agencies	$9	$3,395	$–	$–	$3,404
Mortgage-backed securities
Residential
Agency	–	$29,742	–	–	29,742
Non-agency
Prime	–	–	1,429	–	1,429
Non-prime	–	–	968	–	968
Commercial	–	–	13	–	13
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	107	98	–	205
Other	–	–	357	–	357
Obligations of state and political subdivisions	–	6,693	–	–	6,693
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	868	10	–	878
Perpetual preferred securities	–	423	–	–	423
Other investments	372	–	231	–	603

Total available-for-sale	381	41,234	3,106	–	44,721
Mortgage loans held for sale	–	4,327	–	–	4,327
Mortgage servicing rights	–	–	1,749	–	1,749
Derivative assets	–	713	869	(421)	1,161
Other assets	–	247	–	–	247

Total	$381	$46,521	$5,724	$(421)	$52,205

Derivative liabilities	$–	$1,800	$54	$(995)	$859
Other liabilities	–	256	–	–	256

Total	$–	$2,056	$54	$(995)	$1,115

50	U.S. Bancorp

The following tables below present the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,304	$–		$21	$(128)	$–	$1,197	$19
Non-prime	900	(6)		52	(39)	–	907	52
Commercial	14	–		1	–	–	15	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	79	(2)		(2)	–	–	75	(1)
Other	335	(3)		4	(8)	–	328	5
Corporate debt securities	10	–		–	–	–	10	–
Other securities and investments	237	4		34	(9)	–	266	34

Total available-for-sale	2,879	(7	)(a)	110	(184)	–	2,798	110
Mortgage servicing rights	1,778	(385	)(b)	–	150	–	1,543	(385	)(b)
Net derivative assets and liabilities	905	472	(c)	–	(83)	–	1,294	68	(d)
2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$2,560	$1		$100	$(230)	$–	$2,431	$100
Non-prime	1,060	(49)		103	(56)	–	1,058	103
Commercial	15	–		–	–	–	15	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	82	–		3	(1)	–	84	3
Other	502	(25)		(41)	(1)	–	435	(42)
Corporate debt securities	10	–		–	–	–	10	–

Total available-for-sale	4,229	(73	)(a)	165	(288)	–	4,033	164
Mortgage servicing rights	1,182	19	(b)	–	281	–	1,482	19	(b)
Net derivative assets and liabilities	1,556	(602	)(b)	–	13	1	968	(595	)(e)

(a)	Included in securities gains (losses).
(b)	Included in mortgage banking revenue.
(c)	Approximately $158 million included in other noninterest income and $314 million included in mortgage banking revenue.
(d)	Approximately $260 million included in other noninterest income and $(192) million included in mortgage banking revenue.
(e)	Approximately $(478) million included in other noninterest income and $(117) million included in mortgage banking revenue.

U.S. Bancorp	51

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Six Months Ended June 30,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,429	$–		$50	$(282)	$–	$1,197	$44
Non-prime	968	(37)		68	(92)	–	907	68
Commercial	13	–		2	–	–	15	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	98	–		(2)	(21)	–	75	–
Other	357	(5)		(2)	(22)	–	328	(1)
Corporate debt securities	10	–		–	–	–	10	–
Other securities and investments	231	2		47	(14)	–	266	47

Total available-for-sale	3,106	(40	)(a)	163	(431)	–	2,798	159
Mortgage servicing rights	1,749	(493	)(b)	–	287	–	1,543	(493	)(b)
Net derivative assets and liabilities	815	492	(c)	–	(13)	–	1,294	42	(d)
2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$183	$(5)		$368	$(363)	$2,248	$2,431	$360
Non-prime	1,022	(75)		81	(103)	133	1,058	(42)
Commercial	17	(1)		(1)	–	–	15	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	86	(5)		5	(6)	4	84	4
Other	523	(40)		(37)	(14)	3	435	(134)
Corporate debt securities	13	(3)		–	–	–	10	–

Total available-for-sale	1,844	(129	)(a)	416	(486)	2,388	4,033	187
Mortgage servicing rights	1,194	(219	)(b)	–	507	–	1,482	(219	)(b)
Net derivative assets and liabilities	1,698	(639	)(e)	–	(92)	1	968	(1,002	)(f)

(a)	Included in securities gains (losses).
(b)	Included in mortgage banking revenue.
(c)	Approximately $46 million included in other noninterest income and $446 million included in mortgage banking revenue.
(d)	Approximately $339 million included in other noninterest income and $(297) million included in mortgage banking revenue.
(e)	Approximately $(921) million included in other noninterest income and $282 million included in mortgage banking revenue.
(f)	Approximately $(663) million included in other noninterest income and $(339) million included in mortgage banking revenue.

52	U.S. Bancorp

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	June 30, 2010				December 31, 2009
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans held for sale (a)	$–	$–	$–	$–	$–	$276	$–	$276
Loans (b)	–	165	31	196	–	235	5	240
Other real estate owned (c)	–	164	–	164	–	183	–	183
Other intangible assets	–	–	–	–	–	–	3	3

(a)	Represents carrying value of loans held for sale for which adjustments are based on what secondary markets are currently offering for portfolios with similar characteristics.
(b)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(c)	Represents the fair value of foreclosed properties that were measured at fair value based on the appraisal value of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in Millions)	2010	2009	2010	2009
Loans held for sale	$–	$–	$–	$1
Loans (a)	92	59	213	145
Other real estate owned (b)	65	42	115	64
Other intangible assets	–	1	–	1

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2010			December 31, 2009
			Excess of			Excess of
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$4,650	$4,452	$198	$4,327	$4,264	$63
Loans 90 days or more past due	19	27	(8)	23	30	(7)

U.S. Bancorp	53

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of June 30, 2010 and December 31, 2009, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.

The estimated fair values of the Company’s financial instruments are shown in the table below.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$5,033	$5,033	$6,206	$6,206
Investment securities held-to-maturity	590	519	47	48
Mortgages held for sale (a)	5	5	29	29
Other loans held for sale	257	257	416	416
Loans	186,264	186,568	189,676	184,157
Financial Liabilities
Deposits	183,123	183,666	183,242	183,504
Short-term borrowings	33,797	34,204	31,312	31,674
Long-term debt	29,137	29,784	32,580	32,808

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $358 million and $356 million at June 30, 2010 and December 31, 2009, respectively. The carrying value of other guarantees was $279 million and $285 million at June 30, 2010 and December 31, 2009, respectively.

Note 13    Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). In addition, the Company and certain of its subsidiaries have been named as defendants along with Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Associations”), as well as several other banks, in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa, Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount. The Company has also entered into judgment and loss sharing agreements with Visa U.S.A. and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Visa Litigation.
In 2007 and 2008, Visa announced settlement agreements relating to certain of the Visa Litigation matters. Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa Litigation. Using proceeds from its initial IPO and through subsequent reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has established an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability, and will decline as amounts are paid out of the escrow account. During the third quarter of 2009 and the second quarter of 2010, Visa deposited additional funds into the escrow account and further reduced the conversion ratio applicable to the Class B shares. As a result, the Company recognized gains of $39 million and $28 million during the third quarter of 2009 and second quarter of 2010, respectively, related to the effective repurchase of a portion of its Class B shares.

54	U.S. Bancorp

At June 30, 2010, the carrying amount of the Company’s liability related to the remaining Visa Litigation matters was $91 million. Class B shares are non-transferable, except for transfers to other Visa U.S.A. member banks. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares in 2011 or upon resolution of the Visa Litigation, whichever is later.
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2010:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$111	$18,498
Third-party borrowing arrangements	–	133
Securities lending indemnifications	–	7,139
Asset sales (a)	96	1,216
Merchant processing	68	72,058
Other guarantees	3	5,794
Other contingent liabilities	21	2,008

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.
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
The Company currently processes card transactions in the United States, Canada and Europe for airline companies. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2010, the value of airline tickets purchased to be delivered at a future date was $5.6 billion. The Company held collateral of $551 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.
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

Note 14    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2010 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized in the consolidated financial statements.

U.S. Bancorp	55

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2010			2009
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$47,140	$434	3.69%	$42,189	$443	4.20%	11.7%
Loans held for sale	4,048	47	4.61	6,092	71	4.65	(33.6)
Loans (b)
Commercial	46,340	488	4.22	54,059	523	3.89	(14.3)
Commercial real estate	34,164	377	4.43	33,727	361	4.29	1.3
Residential mortgages	26,821	351	5.24	23,964	338	5.64	11.9
Retail	63,382	1,061	6.71	61,427	1,011	6.60	3.2

Total loans, excluding covered loans	170,707	2,277	5.35	173,177	2,233	5.17	(1.4)
Covered loans	20,454	252	4.93	10,701	124	4.66	91.1

Total loans	191,161	2,529	5.30	183,878	2,357	5.14	4.0
Other earning assets	5,097	39	3.03	2,106	22	4.16	*

Total earning assets	247,446	3,049	4.94	234,265	2,893	4.95	5.6
Allowance for loan losses	(5,443)			(4,260)			(27.8)
Unrealized gain (loss) on available-for-sale securities	(19)			(1,857)			99.0
Other assets	39,356			37,959			3.7

Total assets	$281,340			$266,107			5.7

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$39,917			$37,388			6.8
Interest-bearing deposits
Interest checking	39,503	18	.19	37,393	21	.23	5.6
Money market savings	40,256	33	.34	27,250	34	.50	47.7
Savings accounts	20,035	30	.59	12,278	16	.52	63.2
Time certificates of deposit less than $100,000	16,980	75	1.77	17,968	123	2.73	(5.5)
Time deposits greater than $100,000	26,627	73	1.09	30,943	120	1.56	(13.9)

Total interest-bearing deposits	143,401	229	.64	125,832	314	1.00	14.0
Short-term borrowings	32,286	139	1.72	27,638	134	1.96	16.8
Long-term debt	30,242	272	3.60	38,768	341	3.53	(22.0)

Total interest-bearing liabilities	205,929	640	1.25	192,238	789	1.65	7.1
Other liabilities	7,328			7,565			(3.1)
Shareholders’ equity
Preferred equity	1,599			6,951			(77.0)
Common equity	25,820			21,251			21.5

Total U.S. Bancorp shareholders’ equity	27,419			28,202			(2.8)
Noncontrolling interests	747			714			4.6

Total equity	28,166			28,916			(2.6)

Total liabilities and equity	$281,340			$266,107			5.7%

Net interest income		$2,409			$2,104

Gross interest margin			3.69%			3.30%

Gross interest margin without taxable-equivalent increments			3.61			3.21

Percent of Earning Assets
Interest income			4.94%			4.95%
Interest expense			1.04			1.35

Net interest margin			3.90%			3.60%

Net interest margin without taxable-equivalent increments			3.82%			3.51%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

56	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2010			2009
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$46,678	$885	3.79%	$42,255	$920	4.35%	10.5%
Loans held for sale	3,990	91	4.56	5,644	134	4.75	(29.3)
Loans (b)
Commercial	46,805	971	4.17	55,091	1,057	3.86	(15.0)
Commercial real estate	34,153	747	4.41	33,563	718	4.31	1.8
Residential mortgages	26,616	698	5.25	23,940	684	5.73	11.2
Retail	63,502	2,125	6.75	61,170	2,003	6.60	3.8

Total loans, excluding covered loans	171,076	4,541	5.34	173,764	4,462	5.17	(1.5)
Covered loans	20,939	505	4.85	11,022	255	4.66	90.0

Total loans	192,015	5,046	5.29	184,786	4,717	5.14	3.9
Other earning assets	5,450	73	2.69	2,101	42	4.00	*

Total earning assets	248,133	6,095	4.94	234,786	5,813	4.98	5.7
Allowance for loan losses	(5,378)			(4,009)			34.1
Unrealized gain (loss) on available-for-sale securities	(212)			(2,215)			90.4
Other assets	38,987			37,609			3.7

Total assets	$281,530			$266,171			5.8

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$38,964			$36,707			6.1
Interest-bearing deposits
Interest checking	39,747	37	.19	34,730	36	.21	14.4
Money market savings	40,577	70	.35	27,586	71	.52	47.1
Savings accounts	19,038	55	.58	11,314	30	.54	68.3
Time certificates of deposit less than $100,000	17,654	155	1.77	18,050	251	2.80	(2.2)
Time deposits greater than $100,000	26,947	148	1.11	33,493	250	1.50	(19.5)

Total interest-bearing deposits	143,963	465	.65	125,173	638	1.03	15.0
Short-term borrowings	32,418	269	1.67	29,915	282	1.90	8.4
Long-term debt	31,343	549	3.52	38,279	694	3.65	(18.1)

Total interest-bearing liabilities	207,724	1,283	1.24	193,367	1,614	1.68	7.4
Other liabilities	7,210			7,863			(8.3)
Shareholders’ equity
Preferred equity	1,550			7,440			(79.2)
Common equity	25,369			20,074			26.4

Total U.S. Bancorp shareholders’ equity	26,919			27,514			(2.2)
Noncontrolling interests	713			720			(1.0)

Total equity	27,632			28,234			(2.1)

Total liabilities and equity	$281,530			$266,171			5.8%

Net interest income		$4,812			$4,199

Gross interest margin			3.70%			3.30%

Gross interest margin without taxable-equivalent increments			3.62			3.22

Percent of Earning Assets
Interest income			4.94%			4.98%
Interest expense			1.04			1.39

Net interest margin			3.90%			3.59%

Net interest margin without taxable-equivalent increments			3.82%			3.51%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	57

Part II — Other Information

Item 1A. Risk Factors — The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. This legislation will have an adverse impact on the Company’s financial results upon full implementation. Among other impacts, this legislation establishes a Consumer Financial Protection Bureau, changes the base for deposit insurance assessments, introduces regulatory rate-setting for interchange fees charged to merchants for debit card transactions, and excludes certain instruments currently included in determining the Tier 1 regulatory capital ratio. The capital instrument exclusion will be phased-in over a three-year period beginning in 2013. Currently the instruments subject to that exclusion increase the Company’s Tier 1 capital ratio by 1.4 percent. Using currently approved deposit insurance assessment rates, the change in assessment base would increase the assessments the Company pays by approximately $200 million annually. Most of the legislation’s other provisions require rulemaking by various regulatory agencies. The Company cannot currently quantify the future impact of this legislation and the related future rulemaking, but expects them to have a detrimental impact on revenues and expenses once fully implemented.
There are a number of other factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2010.

Capital Covenants — In December 2005, the Company entered into a Replacement Capital Covenant in connection with the issuance of USB Capital VIII’s 6.35 percent Income Capital Obligation Notes due 2035. There has been a redesignation of the series of covered debt benefiting from such Replacement Capital Covenant. Effective July 29, 2008, the Company’s 4.50 percent Medium-Term Notes, Series P ceased being the covered debt and the Company’s 5.875 percent junior subordinated debentures due 2035 became the covered debt benefiting from the Replacement Capital Covenant.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

58	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Craig E. Gifford
Craig E. Gifford
Executive Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: August 6, 2010

U.S. Bancorp	59

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2010	June 30, 2010
Earnings
1.	Net income attributable to U.S. Bancorp		$766	$1,435
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		199	360

3.	Net income attributable to U.S Bancorp before income taxes (1 + 2)		$965	$1,795

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$409	$814
	b.	Portion of rents representative of interest and amortization of debt expense	26	52

	c.	Fixed charges excluding interest on deposits (4a + 4b)	435	866
	d.	Interest on deposits	229	465

	e.	Fixed charges including interest on deposits (4c + 4d)	$664	$1,331

5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,400	2,661
7.	Earnings including interest on deposits (3 + 4e + 5)		1,629	3,126
8.	Fixed charges excluding interest on deposits (4c)		435	866
9.	Fixed charges including interest on deposits (4e)		664	1,331
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		3.22	3.07
11.	Including interest on deposits (line 7/line 9)		2.45	2.35

*	Excludes interest expense related to unrecognized tax positions.

60	U.S. Bancorp

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: August 6, 2010

U.S. Bancorp	61

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: August 6, 2010

62	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: August 6, 2010

U.S. Bancorp	63

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