Form 10-Q
period 2010-09-30
US BANCORP \DE\
filed 2010-11-08
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2010 1,918,307,353 shares

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

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$ 2,477	$ 2,157	14.8%	$7,289	$6,356	14.7%
Noninterest income	2,119	2,169	(2.3)	6,202	6,229	(.4)
Securities gains (losses), net	(9)	(76)	88.2	(64)	(293)	78.2

Total net revenue	4,587	4,250	7.9	13,427	12,292	9.2
Noninterest expense	2,385	2,053	16.2	6,898	6,053	14.0
Provision for credit losses	995	1,456	(31.7)	3,444	4,169	(17.4)

Income before taxes	1,207	741	62.9	3,085	2,070	49.0
Taxable-equivalent adjustment	53	50	6.0	156	148	5.4
Applicable income taxes	260	86	*	620	287	*

Net income	894	605	47.8	2,309	1,635	41.2
Net (income) loss attributable to noncontrolling interests	14	(2)	*	34	(32)	*

Net income attributable to U.S. Bancorp	$ 908	$ 603	50.6	$2,343	$1,603	46.2

Net income applicable to U.S. Bancorp common shareholders	$ 871	$ 583	49.4	$2,381	$1,223	94.7

Per Common Share
Earnings per share	$ .46	$ .31	48.4%	$1.25	$.67	86.6%
Diluted earnings per share	.45	.30	50.0	1.24	.66	87.9
Dividends declared per share	.05	.05	–	.15	.15	–
Book value per share	14.19	12.38	14.6
Market value per share	21.62	21.86	(1.1)
Average common shares outstanding	1,913	1,908	.3	1,911	1,832	4.3
Average diluted common shares outstanding	1,920	1,917	.2	1,920	1,840	4.3
Financial Ratios
Return on average assets	1.26%	.90%		1.11%	.81%
Return on average common equity	12.8	10.0		12.3	7.7
Net interest margin (taxable-equivalent basis) (a)	3.91	3.67		3.90	3.62
Efficiency ratio (b)	51.9	47.5		51.1	48.1
Average Balances
Loans	$192,541	$181,968	5.8%	$192,192	$183,837	4.5%
Loans held for sale	6,465	7,359	(12.1)	4,824	6,222	(22.5)
Investment securities	47,870	42,558	12.5	47,080	42,357	11.2
Earning assets	251,916	234,111	7.6	249,408	234,559	6.3
Assets	286,060	264,411	8.2	283,056	265,579	6.6
Noninterest-bearing deposits	39,732	36,982	7.4	39,223	36,800	6.6
Deposits	182,660	166,362	9.8	182,837	163,391	11.9
Short-term borrowings	36,303	28,025	29.5	33,727	29,278	15.2
Long-term debt	29,422	36,797	(20.0)	30,696	37,780	(18.8)
Total U.S. Bancorp shareholders’ equity	28,887	24,679	17.1	27,582	26,559	3.9

	September 30, 2010	December 31, 2009

Period End Balances
Loans	$194,617	$194,755	(.1)%
Allowance for credit losses	5,540	5,264	5.2
Investment securities	48,963	44,768	9.4
Assets	290,654	281,176	3.4
Deposits	187,406	183,242	2.3
Long-term debt	30,353	32,580	(6.8)
Total U.S. Bancorp shareholders’ equity	29,151	25,963	12.3
Capital ratios
Tier 1 capital	10.3%	9.6%
Total risk-based capital	13.3	12.9
Leverage	9.0	8.5
Tier 1 common equity to risk-weighted assets (c)	7.6	6.8
Tangible common equity to tangible assets (c)	6.2	5.3
Tangible common equity to risk-weighted assets (c)	7.2	6.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	See Non-Regulatory Capital Ratios on page 27.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $908 million for the third quarter of 2010 or $.45 per diluted common share, compared with $603 million, or $.30 per diluted common share for the third quarter of 2009. Return on average assets and return on average common equity were 1.26 percent and 12.8 percent, respectively, for the third quarter of 2010, compared with .90 percent and 10.0 percent, respectively, for the third quarter of 2009. Significant items in the third quarter of 2009 that impact the comparison of results included provision for credit losses in excess of net charge-offs of $415 million, net securities losses of $76 million, and a $39 million gain related to the Company’s investment in Visa Inc.
Total net revenue, on a taxable-equivalent basis, for the third quarter of 2010 was $337 million (7.9 percent) higher than the third quarter of 2009, reflecting a 14.8 percent increase in net interest income and a .8 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets, primarily related to acquisitions, and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago as a result of higher payments-related revenue, commercial products revenue and mortgage banking revenue.
Total noninterest expense in the third quarter of 2010 was $332 million (16.2 percent) higher than the third quarter of 2009, primarily due to the impact of acquisitions and higher total compensation and employee benefits expense.
The provision for credit losses for the third quarter of 2010 was $995 million, or $461 million (31.7 percent) lower than the third quarter of 2009. The provision for credit losses equaled net charge-offs in the third quarter of 2010, and exceeded net charge-offs by $415 million in the third quarter of 2009. Net charge-offs in the third quarter of 2010 were $995 million, compared with net charge-offs of $1,041 million in the third quarter of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income attributable to U.S. Bancorp of $2.3 billion for the first nine months of 2010 or $1.24 per diluted common share, compared with $1.6 billion, or $.66 per diluted common share for the first nine months of 2009. Return on average assets and return on average common equity were 1.11 percent and 12.3 percent, respectively, for the first nine months of 2010, compared with .81 percent and 7.7 percent, respectively, for the first nine months of 2009. Diluted earnings per common share for the first nine months of 2010 included a non-recurring $.05 benefit in the second quarter related to an exchange of newly issued perpetual preferred stock for outstanding income trust securities (“ITS exchange”), net of related debt extinguishment costs. Also impacting the first nine months of 2010 were $200 million of provision for credit losses in excess of net charge-offs, net securities losses of $64 million and a $28 million gain related to the Company’s investment in Visa Inc. The first nine months of 2009 included $1.4 billion of provision for credit losses in excess of net charge-offs, net securities losses of $293 million, a $123 million Federal Deposit Insurance Corporation (“FDIC”) special assessment, a $92 million gain from a corporate real estate transaction, a $39 million gain related to the Company’s investment in Visa Inc. and a reduction to earnings per share from recognition of $154 million of unaccreted preferred stock discount as a result of the redemption of preferred stock previously issued to the U.S. Department of the Treasury.
Total net revenue, on a taxable-equivalent basis, for the first nine months of 2010 was $1.1 billion (9.2 percent) higher than the first nine months of 2009, reflecting a 14.7 percent increase in net interest income and a 3.4 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of continued growth in lower cost core deposit funding and an increase in average earning assets. Noninterest income increased over a year ago, principally due to higher payments-related and commercial products revenue and a decrease in net securities losses, partially offset by lower mortgage banking revenue, deposit service charges and trust and investment management fees.
Total noninterest expense in the first nine months of 2010 was $845 million (14.0 percent) higher than the first nine months of 2009, primarily due to the impact of acquisitions, higher total compensation and employee benefits expense and costs related to investments in affordable housing and other tax-advantaged projects,

U.S. Bancorp	3

partially offset by lower FDIC deposit insurance expense due to the special assessment in the second quarter of 2009.
The provision for credit losses for the first nine months of 2010 was $3.4 billion, or $725 million (17.4 percent) lower than the first nine months of 2009. The provision for credit losses exceeded net charge-offs by $200 million in the first nine months of 2010, compared with $1.4 billion in the first nine months of 2009. Net charge-offs in the first nine months of 2010 were $3.2 billion, compared with net charge-offs of $2.8 billion in the first nine months of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.5 billion in the third quarter of 2010, compared with $2.2 billion in the third quarter of 2009. Net interest income, on a taxable-equivalent basis, was $7.3 billion in the first nine months of 2010, compared with $6.4 billion in the first nine months of 2009. The increases were primarily the result of continued growth in lower cost core deposit funding, increases in average earning assets and a higher net interest margin. Average deposits increased $16.3 billion (9.8 percent) in the third quarter and $19.4 billion (11.9 percent) in the first nine months of 2010, compared with the same periods of 2009. Average earning assets were $17.8 billion (7.6 percent) higher in the third quarter and $14.8 billion (6.3 percent) higher in the first nine months of 2010, compared with the same periods of 2009, driven by increases in average loans and investment securities. The net interest margin in the third quarter and first nine months of 2010 was 3.91 percent and 3.90 percent, respectively, compared with 3.67 percent in the third quarter of 2009 and 3.62 percent in the first nine months of 2009. The increases in net interest margin were principally due to the impact of favorable funding rates as a result of the increase in deposits and improved credit spreads. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the third quarter and first nine months of 2010 were $10.6 billion (5.8 percent) and $8.4 billion (4.5 percent) higher, respectively, than the same periods of 2009, driven by growth in residential mortgages, retail loans, commercial real estate loans and acquired loans covered by loss sharing agreements with the FDIC, partially offset by a decline in commercial loans which was principally the result of lower utilization by customers of available commitments. Residential mortgage growth reflected increased origination and refinancing activity as a result of market interest rate declines. Average retail loans increased year-over-year, driven by increases in credit card and installment (primarily auto) loans. Average credit card balances for the third quarter and first nine months of 2010 were $1.1 billion (7.3 percent) and $2.0 billion (13.6 percent) higher, respectively, than the same periods of 2009, reflecting growth in existing portfolios and portfolio purchases during 2009 and the second quarter of 2010. Growth in average commercial real estate balances reflected the impact of new business activity, partially offset by customer debt deleveraging. Assets acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered assets” or “covered loans”) relate to the fourth quarter 2008 acquisitions of the banking operations of Downey Savings and Loan Association, F.A. and PFF Bank and Trust (“Downey” and “PFF”, respectively) and the fourth quarter 2009 acquisition of the banking operations of First Bank of Oak Park Corporation (“FBOP”). Average covered loans were $19.3 billion and $20.4 billion in the third quarter and first nine months of 2010, respectively, compared with $10.3 billion and $10.8 billion in the same periods of 2009.
Average investment securities in the third quarter and first nine months of 2010 were $5.3 billion (12.5 percent) and $4.7 billion (11.2 percent) higher, respectively, than the same periods of 2009, primarily due to purchases of U.S. government agency-related securities and the consolidation of $.6 billion of held-to-maturity securities held in a variable interest entity (“VIE”) due to the adoption of new authoritative accounting guidance effective January 1, 2010.
Average total deposits for the third quarter and first nine months of 2010 were $16.3 billion (9.8 percent) and $19.4 billion (11.9 percent) higher, respectively, than the same periods of 2009. Excluding deposits from acquisitions, third quarter 2010 average total deposits increased $4.5 billion (2.7 percent) over the third quarter of 2009. Average noninterest-bearing deposits for the third quarter and first nine months of 2010 were $2.8 billion (7.4 percent) and $2.4 billion (6.6 percent) higher, respectively, than the same periods of 2009, primarily due to growth in Consumer and Wholesale Banking business line balances and the impact of acquisitions. Average total savings deposits were $13.9 billion (16.3 percent) higher in the third quarter and $21.7 billion (28.0 percent) higher in the first nine

4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Credit and debit card revenue	$274	$267	2.6%	$798	$782	2.0%
Corporate payment products revenue	191	181	5.5	537	503	6.8
Merchant processing services	318	300	6.0	930	836	11.2
ATM processing services	105	103	1.9	318	309	2.9
Trust and investment management fees	267	293	(8.9)	798	891	(10.4)
Deposit service charges	160	256	(37.5)	566	732	(22.7)
Treasury management fees	139	141	(1.4)	421	420	.2
Commercial products revenue	197	157	25.5	563	430	30.9
Mortgage banking revenue	310	276	12.3	753	817	(7.8)
Investment products fees and commissions	27	27	–	82	82	–
Securities gains (losses), net	(9)	(76)	88.2	(64)	(293)	78.2
Other	131	168	(22.0)	436	427	2.1

Total noninterest income	$2,110	$2,093	.8%	$6,138	$5,936	3.4%

months of 2010, compared with the same periods of 2009, primarily the result of growth in Consumer Banking, institutional and corporate trust balances, and the impact of acquisitions. Average time certificates of deposit less than $100,000 were lower in the third quarter and first nine months of 2010 by $961 million (5.7 percent) and $586 million (3.3 percent), respectively, compared with the same periods in 2009, as decreases in Consumer Banking balances were partially offset by acquisition-related growth. Average time deposits greater than $100,000 were $617 million (2.3 percent) higher and $4.1 billion (13.2 percent) lower in the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009, reflecting the net impact of acquisitions, offset by a decrease in required overall wholesale funding.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2010 decreased $461 million (31.7 percent) and $725 million (17.4 percent), respectively, from the same periods of 2009. Net charge-offs decreased $46 million (4.4 percent) in the third quarter of 2010, compared with the third quarter of 2009, principally due to improvement in the commercial and commercial real estate portfolios. Net charge-offs increased $486 million (17.6 percent) in the first nine months of 2010, compared with the same period of 2009, as borrowers impacted by weak economic conditions and real estate markets defaulted on loans. Delinquencies decreased in most major loan categories in the third quarter of 2010, compared to the second quarter of 2010. The provision for credit losses equaled net charge-offs in the third quarter of 2010, but exceeded net charge-offs by $415 million in the third quarter of 2009. The provision for credit losses exceeded net charge-offs by $200 million in the first nine months of 2010, compared with $1.4 billion in the first nine months of 2009. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the third quarter and first nine months of 2010 was $2.1 billion and $6.1 billion, respectively, compared with $2.1 billion and $5.9 billion in the same periods of 2009. The $17 million (.8 percent) increase during the third quarter and $202 million (3.4 percent) increase during the first nine months of 2010, compared with the same periods of 2009, were due to higher payments-related revenues, principally due to increased transaction volumes, increases in commercial products revenue attributable to higher standby letters of credit fees, commercial loan fees and syndication revenue, and decreases in net securities losses, primarily due to lower impairments in the current year. Mortgage banking revenue increased for the third quarter of 2010 compared to the third quarter of 2009 due to higher production and servicing revenue, partially offset by an unfavorable net change in the valuation of mortgage servicing rights (“MSRs”) and related economic hedging activities. Mortgage banking revenue declined in the first nine months of 2010, compared with the same period in 2009, principally due to lower loan production, partially offset by higher servicing income and a favorable net change in the valuation of MSRs and related economic hedging activities. Deposit service charges decreased in the third quarter and first nine months of 2010, compared with the same periods of the prior year, as a result of Company-initiated and regulatory revisions to overdraft fee policies and lower overdraft incidences. Trust and investment management fees declined in the

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Compensation	$973	$769	26.5%	$2,780	$2,319	19.9%
Employee benefits	171	134	27.6	523	429	21.9
Net occupancy and equipment	229	203	12.8	682	622	9.6
Professional services	78	63	23.8	209	174	20.1
Marketing and business development	108	137	(21.2)	254	273	(7.0)
Technology and communications	186	175	6.3	557	487	14.4
Postage, printing and supplies	74	72	2.8	223	218	2.3
Other intangibles	90	94	(4.3)	278	280	(.7)
Other	476	406	17.2	1,392	1,251	11.3

Total noninterest expense	$2,385	$2,053	16.2%	$6,898	$6,053	14.0%

Efficiency ratio (a)	51.9%	47.5%		51.1%	48.1%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

third quarter and first nine months of 2010, compared with the same periods of 2009, as low interest rates negatively impacted money market investment fees and lower money market fund balances led to a decline in account-level fees. Other income decreased in the third quarter of 2010, compared with the third quarter of 2009, primarily due to the third quarter 2009 gain related to the Company’s investment in Visa Inc. and lower customer derivative revenue, partially offset by improved retail lease end-of-term results and higher income from equity investments. The increase in other income for the first nine months of 2010, compared with the first nine months of 2009, reflected improved retail lease end-of-term results and higher income from equity investments, partially offset by the $92 million gain on a corporate real estate transaction that occurred in the first quarter of 2009 and lower customer derivative revenue.

Noninterest Expense Noninterest expense was $2.4 billion in the third quarter and $6.9 billion in the first nine months of 2010, compared with $2.1 billion in the third quarter and $6.1 billion in the first nine months of 2009, or increases of $332 million (16.2 percent) and $845 million (14.0 percent), respectively. The increases in noninterest expense from a year ago were principally due to acquisitions, increased total compensation and employee benefits expense and higher costs related to investments in affordable housing and other tax-advantaged projects. Total compensation and employee benefits expense increased, reflecting acquisitions, a five percent cost reduction program that was in effect during the second and third quarters of 2009, higher incentives costs related to improved financial results, merit increases, and increased pension costs associated with previous declines in the value of pension assets. Net occupancy and equipment expense and professional services expense increased principally due to acquisitions and other business initiatives. Technology and communications expense increased as a result of business initiatives and volume increases across various business lines. Other expense increased in the third quarter and first nine months of 2010, compared with the same periods of 2009, reflecting higher costs related to investments in affordable housing and other tax-advantaged projects, which benefit the Company’s income tax expense, and higher other real estate owned (“OREO”) costs, partially offset by the $123 million FDIC special assessment recorded in the second quarter of 2009. Marketing and business development expense decreased in the third quarter and first nine months of 2010, compared with the same periods of the prior year, largely due to payments-related initiatives during 2009, partially offset by increased contributions to the Company’s charitable foundation in the third quarter of 2010.

Income Tax Expense The provision for income taxes was $260 million (an effective rate of 22.5 percent) for the third quarter and $620 million (an effective rate of 21.2 percent) for the first nine months of 2010, compared with $86 million (an effective rate of 12.4 percent) and $287 million (an effective rate of 14.9 percent) for the same periods of 2009. The increases in the effective tax rate for the third quarter and first nine months of 2010, compared with the same periods of the prior year, primarily reflected the marginal impact of higher pre-tax earnings year-over-year. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

6	U.S. Bancorp

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $194.6 billion at September 30, 2010, compared with $194.8 billion at December 31, 2009, a decrease of $138 million (.1 percent). The decrease was driven primarily by lower commercial and covered loans, partially offset by higher residential mortgages and retail loans. The $1.2 billion (2.4 percent) decrease in commercial loans was primarily driven by lower capital spending and uncertain economic conditions decreasing utilization of existing commitments by business customers. The decrease was also due to the consolidation of a VIE and elimination of a related loan balance as a result of adopting new authoritative accounting guidance effective January 1, 2010.
Commercial real estate loans increased $225 million (.7 percent) at September 30, 2010, compared with December 31, 2009, reflecting the impact of new business activity, partially offset by customer debt deleveraging.
Residential mortgages held in the loan portfolio increased $2.5 billion (9.7 percent) at September 30, 2010, compared with December 31, 2009, reflecting an increase in mortgage banking origination and refinancing activity as a result of current market interest rate declines. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, increased $1.1 billion (1.7 percent) at September 30, 2010, compared with December 31, 2009. The increase was primarily driven by higher installment (primarily auto) and federally-guaranteed student loans, partially offset by lower credit card, home equity and retail leasing balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages, were $8.4 billion at September 30, 2010, compared with $4.8 billion at December 31, 2009. The increase in loans held for sale was principally due to an increase in mortgage loan origination and refinancing activity as a result of a decline in market interest rates.

Investment Securities Investment securities totaled $49.0 billion at September 30, 2010, compared with $44.8 billion at December 31, 2009. The $4.2 billion (9.4 percent) increase reflected $2.3 billion of net investment purchases, the consolidation of $.6 billion of held-to-maturity securities held in a VIE due to the adoption of new authoritative accounting guidance effective January 1, 2010, and a $1.3 billion favorable change in net unrealized gains (losses) on available-for-sale securities.
The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At September 30, 2010, the Company’s net unrealized gain on available-for-sale securities was $633 million, compared with a net unrealized loss of $635 million at December 31, 2009. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency and certain non-agency mortgage-backed and state and political securities. Unrealized losses on available-for-sale securities in an unrealized loss position totaled $689 million at September 30, 2010, compared with $1.3 billion at December 31, 2009. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying collateral or assets and market conditions. At September 30, 2010, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.
There is limited market activity for structured investment related and non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $18 million and $85 million of impairment charges in earnings during the third quarter and first nine months of 2010, respectively, predominately on non-agency mortgage-backed and structured investment related securities. These impairment charges were due to changes in expected cash flows resulting from increases in defaults in the underlying mortgage pools and regulatory actions in the first quarter of 2010 related to an insurer of some of the securities. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 3 and 12 in the Notes to Consolidated Financial Statements for further information on investment securities.

U.S. Bancorp	7

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
September 30, 2010	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
(Dollars in Millions)	Cost	Value	Years	Yield(e)	Cost	Value	Years	Yield(e)
U.S. Treasury and Agencies
Maturing in one year or less	$1,192	$1,198	.3	2.26%	$–	$–	–	–%
Maturing after one year through five years	100	103	1.8	2.73	–	–	–	–
Maturing after five years through ten years	50	54	8.1	4.44	–	–	–	–
Maturing after ten years	201	201	13.5	1.99	63	63	11.3	1.81

Total	$1,543	$1,556	2.4	2.33%	$63	$63	11.3	1.81%

Mortgage-Backed Securities (a)
Maturing in one year or less	$2,282	$2,286	.6	1.82%	$–	$–	–	–%
Maturing after one year through five years	29,151	29,992	3.2	3.25	14	8	2.4	1.80
Maturing after five years through ten years	4,203	4,011	6.3	2.78	3	3	6.1	.76
Maturing after ten years	771	688	12.3	1.98	–	–	–	–

Total	$36,407	$36,977	3.6	3.08%	$17	$11	3.1	1.60%

Asset-Backed Securities (a)
Maturing in one year or less	$4	$11	.5	17.37%	$137	$128	.4	.70%
Maturing after one year through five years	205	210	3.3	13.89	82	82	2.6	1.09
Maturing after five years through ten years	571	589	8.3	3.13	74	69	7.1	.81
Maturing after ten years	148	150	10.8	2.54	18	13	21.9	.82

Total	$928	$960	7.6	5.47%	$311	$292	3.8	.83%

Obligations of State and Political Subdivisions (b)(c)
Maturing in one year or less	$8	$8	.3	7.29%	$1	$1	.3	7.79%
Maturing after one year through five years	1,594	1,630	4.2	6.33	5	5	3.6	7.99
Maturing after five years through ten years	4,899	4,997	6.2	6.79	8	9	6.2	6.85
Maturing after ten years	346	322	21.9	7.18	15	15	16.3	5.55

Total	$6,847	$6,957	6.5	6.70%	$29	$30	10.7	6.40%

Other Debt Securities
Maturing in one year or less	$6	$7	.2	.89%	$1	$1	.2	1.21%
Maturing after one year through five years	92	81	1.7	6.61	16	12	2.8	1.44
Maturing after five years through ten years	31	30	7.0	6.33	88	74	7.3	1.17
Maturing after ten years	1,376	1,211	31.2	4.29	32	20	10.1	1.16

Total	$1,505	$1,329	28.8	4.46%	$137	$107	7.4	1.20%

Other Investments	$543	$627	12.9	2.43%	$–	$–	–	–%

Total investment securities (d)	$47,773	$48,406	4.9	3.66%	$557	$503	5.9	1.35%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 7.1 years at December 31, 2009, with a corresponding weighted-average yield of 4.00 percent. The weighted-average maturity of the held-to-maturity investment securities was 8.4 years at December 31, 2009, with a corresponding weighted-average yield of 5.10 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2010		December 31, 2009
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$1,606	3.3%	$3,415	7.5%
Mortgage-backed securities	36,424	75.4	32,289	71.1
Asset-backed securities	1,239	2.6	559	1.2
Obligations of state and political subdivisions	6,876	14.2	6,854	15.1
Other debt securities and investments	2,185	4.5	2,286	5.1

Total investment securities	$48,330	100.0%	$45,403	100.0%

8	U.S. Bancorp

Deposits Total deposits were $187.4 billion at September 30, 2010, compared with $183.2 billion at December 31, 2009, the result of increases in savings, interest checking and noninterest-bearing deposit balances, partially offset by decreases in time deposits. Savings account balances increased $5.8 billion (34.3 percent), primarily due to continued strong participation in a savings product offered by Consumer Banking. Noninterest-bearing deposits increased $2.6 billion (6.7 percent), primarily due to increases in Wholesale and Consumer Banking balances. Interest checking balances increased $1.5 billion (3.8 percent), primarily due to higher broker dealer balances. Time certificates of deposit less than $100,000 decreased $3.5 billion (18.2 percent), as a result of decreases in Consumer Banking and expected decreases in acquired certificates of deposit. Time deposits greater than $100,000 decreased $2.1 billion (7.1 percent). Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $34.3 billion at September 30, 2010, compared with $31.3 billion at December 31, 2009. The $3.0 billion (9.7 percent) increase in short-term borrowings reflected wholesale funding associated with the Company’s asset growth and asset/liability management activities.
Long-term debt was $30.4 billion at September 30, 2010, compared with $32.6 billion at December 31, 2009, reflecting a $2.6 billion net decrease in Federal Home Loan Bank advances, $5.3 billion of medium-term note maturities and repayments and the extinguishment of $.6 billion of junior subordinated debentures in connection with the ITS exchange, partially offset by $4.3 billion of medium-term note and subordinated debt issuances and the consolidation of $2.1 billion of long-term debt related to certain VIEs at September 30, 2010. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, legal and compliance, processing errors, technology, breaches of internal controls and business continuation and disaster recovery. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities and derivatives that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

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

U.S. Bancorp	9

secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to loan-to-value and borrower credit criteria during the underwriting process.

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at September 30, 2010 (excluding covered loans):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,336	$4,317	$5,653	51.6%
Over 80% through 90%	522	2,107	2,629	24.0
Over 90% through 100%	491	2,033	2,524	23.1
Over 100%	–	147	147	1.3

Total	$2,349	$8,604	$10,953	100.0%
Other Retail
Less than or equal to 80%	$1,947	$14,227	$16,174	91.7%
Over 80% through 90%	61	560	621	3.5
Over 90% through 100%	77	762	839	4.8
Over 100%	–	–	–	–

Total	$2,085	$15,549	$17,634	100.0%
Total Company
Less than or equal to 80%	$3,283	$18,544	$21,827	76.3%
Over 80% through 90%	583	2,667	3,250	11.4
Over 90% through 100%	568	2,795	3,363	11.8
Over 100%	–	147	147	.5

Total	$4,434	$24,153	$28,587	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance (a)
Less than or equal to 80%	$942	$202	$1,144	46.8%
Over 80% through 90%	426	154	580	23.8
Over 90% through 100%	336	256	592	24.2
Over 100%	54	73	127	5.2

Total	$1,758	$685	$2,443	100.0%
Other Retail
Less than or equal to 80%	$11,759	$1,363	$13,122	78.2%
Over 80% through 90%	2,034	480	2,514	15.0
Over 90% through 100%	692	384	1,076	6.4
Over 100%	41	26	67	.4

Total	$14,526	$2,253	$16,779	100.0%
Total Company
Less than or equal to 80%	$12,701	$1,565	$14,266	74.2%
Over 80% through 90%	2,460	634	3,094	16.1
Over 90% through 100%	1,028	640	1,668	8.7
Over 100%	95	99	194	1.0

Total	$16,284	$2,938	$19,222	100.0%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division, at September 30, 2010, approximately $2.2 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.5 billion at December 31, 2009.

The following table provides further information on the loan-to-values of residential mortgages specifically for the consumer finance division at September 30, 2010:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$6	$995	$1,001	9.1%
Over 80% through 90%	3	508	511	4.7
Over 90% through 100%	14	656	670	6.1
Over 100%	–	55	55	.5

Total	$23	$2,214	$2,237	20.4%
Other Borrowers
Less than or equal to 80%	$1,330	$3,322	$4,652	42.5%
Over 80% through 90%	519	1,599	2,118	19.3
Over 90% through 100%	477	1,377	1,854	16.9
Over 100%	–	92	92	.8

Total	$2,326	$6,390	$8,716	79.6%

Total Consumer Finance	$2,349	$8,604	$10,953	100.0%

In addition to residential mortgages, at September 30, 2010, the consumer finance division had $.5 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, compared with $.6 billion at December 31, 2009.

The following table provides further information on the loan-to-values of home equity and second mortgages specifically for the consumer finance division at September 30, 2010:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Sub-Prime Borrowers
Less than or equal to 80%	$38	$119	$157	6.4%
Over 80% through 90%	42	91	133	5.4
Over 90% through 100%	6	156	162	6.6
Over 100%	35	57	92	3.8

Total	$121	$423	$544	22.3%
Other Borrowers
Less than or equal to 80%	$904	$83	$987	40.4%
Over 80% through 90%	384	63	447	18.3
Over 90% through 100%	330	100	430	17.6
Over 100%	19	16	35	1.4

Total	$1,637	$262	$1,899	77.7%

Total Consumer Finance	$1,758	$685	$2,443	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered loans, to customers that may be defined as sub-prime borrowers represented only 1.0 percent of total assets at September 30, 2010, compared with 1.1 percent at December 31, 2009. Covered loans include $1.7 billion in loans with negative-amortization payment options at September 30, 2010, compared with $2.2 billion at December 31, 2009. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

10	U.S. Bancorp

Table 5      Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2010	2009
Commercial
Commercial	.22%	.25%
Lease financing	.02	–

Total commercial	.19	.22
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.22	.07

Total commercial real estate	.05	.02
Residential Mortgages	1.75	2.80
Retail
Credit card	2.09	2.59
Retail leasing	.05	.11
Other retail	.47	.57

Total retail	.85	1.07

Total loans, excluding covered loans	.66	.88

Covered Loans	4.96	3.59

Total loans	1.08%	1.19%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2010	2009
Commercial	1.67%	2.25%
Commercial real estate	4.20	5.22
Residential mortgages (a)	3.90	4.59
Retail (b)	1.26	1.39

Total loans, excluding covered loans	2.37	2.87

Covered loans	11.12	9.76

Total loans	3.23%	3.64%

(a)	Delinquent loan ratios exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 12.64 percent at September 30, 2010, and 12.86 percent at December 31, 2009.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.58 percent at September 30, 2010, and 1.57 percent at December 31, 2009.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $2.1 billion ($1.2 billion excluding covered loans) at September 30, 2010, compared with $2.3 billion ($1.5 billion excluding covered loans) at December 31, 2009. The $360 million (23.6 percent) decrease, excluding covered loans, reflected a moderation in the level of stress in economic conditions in the first nine months of 2010. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 1.08 percent (.66 percent excluding covered loans) at September 30, 2010, compared with 1.19 percent (.88 percent excluding covered loans) at December 31, 2009.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Residential mortgages
30-89 days	$472	$615	1.65%	2.36%
90 days or more	500	729	1.75	2.80
Nonperforming	614	467	2.15	1.79

Total	$1,586	$1,811	5.55%	6.95%

Retail
Credit card
30-89 days	$306	$400	1.85%	2.38%
90 days or more	344	435	2.09	2.59
Nonperforming	199	142	1.21	.84

Total	$849	$977	5.15%	5.81%
Retail leasing
30-89 days	$20	$34	.46%	.74%
90 days or more	2	5	.05	.11
Nonperforming	–	–	–	–

Total	$22	$39	.51%	.85%
Home equity and second mortgages
30-89 days	$178	$181	.93%	.93%
90 days or more	141	152	.73	.78
Nonperforming	35	32	.18	.17

Total	$354	$365	1.84%	1.88%
Other retail
30-89 days	$203	$256	.81%	1.10%
90 days or more	69	92	.28	.40
Nonperforming	28	30	.11	.13

Total	$300	$378	1.20%	1.63%

The following table provides information on delinquent and nonperforming loans, excluding covered loans, as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Residential mortgages
30-89 days	2.61%	3.99%	1.05%	1.30%
90 days or more	2.33	4.00	1.39	2.02
Nonperforming	3.18	3.04	1.51	.98

Total	8.12%	11.03%	3.95%	4.30%

Retail
Credit card
30-89 days	–%	–%	1.85%	2.38%
90 days or more	–	–	2.09	2.59
Nonperforming	–	–	1.21	.84

Total	–%	–%	5.15%	5.81%
Retail leasing
30-89 days	–%	–%	.46%	.74%
90 days or more	–	–	.05	.11
Nonperforming	–	–	–	–

Total	–%	–%	.51%	.85%
Home equity and second mortgages
30-89 days	2.37%	2.54%	.72%	.70%
90 days or more	1.60	2.02	.61	.60
Nonperforming	.16	.20	.18	.16

Total	4.13%	4.76%	1.51%	1.46%
Other retail
30-89 days	4.14%	5.17%	.73%	1.00%
90 days or more	.83	1.17	.26	.37
Nonperforming	–	.16	.12	.13

Total	4.97%	6.50%	1.11%	1.50%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

12	U.S. Bancorp

Within the consumer finance division at September 30, 2010, approximately $418 million and $77 million of these delinquent and nonperforming residential mortgages and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $557 million and $98 million, respectively, at December 31, 2009.

The following table provides summary delinquency information for covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
30-89 days	$853	$1,195	4.48%	5.46%
90 days or more	945	784	4.96	3.59
Nonperforming	1,172	1,350	6.16	6.18

Total	$2,970	$3,329	15.60%	15.23%

Restructured Loans In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the modification is short-term, or results in only an insignificant delay or shortfall in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Short-Term Modifications The Company makes short-term modifications to assist borrowers experiencing temporary hardships. Consumer programs include short-term interest rate reductions (three months or less for residential mortgages and twelve months or less for credit cards), deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments during the short-term modification period. At September 30, 2010, loans modified under these programs represented less than 1.0 percent of total residential mortgage loan balances and 2.2 percent of credit card receivable balances, respectively. Because these changes have an insignificant impact on the economic return on the loan, the Company does not consider loans modified under these hardship programs to be TDRs. The Company determines applicable allowances for loan losses for these loans in a manner consistent with other homogeneous loan portfolios.
The Company may also modify commercial loans on a short-term basis, with the most common modification being an extension of the maturity date of twelve months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress but the Company believes the borrower will ultimately pay all contractual amounts owed. These extended loans represented approximately 1.4 percent of total commercial and commercial real estate loan balances at September 30, 2010. Because interest is charged during the extension period (at the original contractual rate or, in many cases, a higher rate), the extension has an insignificant impact on the economic return on the loan. Therefore, the Company does not consider such extensions to be TDRs. The Company determines the applicable allowance for loan losses on these loans in a manner consistent with other commercial loans.

Troubled Debt Restructurings Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. However, the Company has also implemented certain restructuring programs that may result in TDRs. The consumer finance division has a mortgage loan restructuring program where certain qualifying borrowers facing an interest rate reset who are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Company also participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. Both the consumer finance division modification program and the HAMP program require the customer to complete a trial period, where the loan modification is contingent on the customer satisfactorily completing the trial period and the loan documents are not modified until that time. The Company reports loans that are modified following the satisfactory completion of the trial period as TDRs. Loans in the pre-modification trial phase represented less than 1.0 percent of residential mortgage loan balances at September 30, 2010.
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

The following table provides a summary of TDRs by loan type, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets (excluding covered loans):

	As a Percent of Performing TDRs
September 30, 2010	Performing	30-89 Days	90 Days or more	Nonperforming		Total
(Dollar in Millions)	TDRs	Past Due	Past Due	TDRs		TDRs
Commercial	$46	12.7%	4.6%	$78	(b)	$124
Commercial real estate	70	–	10.7	115	(b)	185
Residential mortgages (a)	1,747	6.6	5.9	151		1,898
Credit card	229	12.0	9.1	199	(c)	428
Other retail	88	9.6	6.8	24		112

Total	$2,180	7.2%	6.4%	$567		$2,747

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and, for commercial, small business credit cards with a modified rate equal to 0 percent.
(c)	Represents consumer credit cards with a modified rate equal to 0 percent.

The following table provides a summary of TDRs, excluding covered loans, that are performing in accordance with the modified terms, and therefore continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Commercial	$46	$35	.10%	.07%
Commercial real estate	70	110	.20	.32
Residential mortgages (a)	1,747	1,354	6.11	5.20
Credit card	229	221	1.39	1.31
Other retail	88	74	.18	.16

Total	$2,180	$1,794	1.12%	.92%

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.

TDRs, excluding covered loans, that are performing in accordance with modified terms were $386 million higher at September 30, 2010, than at December 31, 2009, primarily reflecting loan modifications for certain residential mortgage customers in light of current economic conditions. The Company continues to work with customers to modify loans for borrowers who are having financial difficulties, including those acquired through FDIC-assisted bank acquisitions, but expects the overall level of loan modifications to moderate through the remainder of 2010.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. At September 30, 2010, total nonperforming assets were $5.4 billion, compared with $5.9 billion at December 31, 2009. Excluding covered assets, nonperforming assets were $3.6 billion at September 30, 2010, compared with $3.9 billion at December 31, 2009. The $341 million (8.7 percent) decrease in nonperforming assets, excluding covered assets, was principally in the construction and land development portfolios, as the Company continued to resolve and reduce the exposure to these assets. There was also an improvement in other commercial portfolios as the economy has begun to stabilize. However, there is continued stress in the residential mortgage and credit card portfolios, as well as an increase in foreclosed properties, due to the impact of the overall duration of the economic slowdown. Nonperforming covered assets at September 30, 2010 were $1.9 billion, compared with $2.0 billion at December 31, 2009. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. In addition, the majority of the nonperforming covered assets were considered credit-impaired at acquisition and recorded at their estimated fair value at acquisition. The ratio of total nonperforming assets to total loans and other real estate was 2.76 percent (2.02 percent excluding covered assets) at September 30, 2010, compared with 3.02 percent (2.25 percent excluding covered assets) at December 31, 2009.
The Company expects nonperforming assets, excluding covered assets, to trend lower in the fourth quarter of 2010.
Other real estate, excluding covered assets, was $537 million at September 30, 2010, compared with $437 million at December 31, 2009, and was primarily related to foreclosed properties that previously secured loan balances. The increase in other real estate assets reflected continuing stress in residential construction and related supplier industries.

14	U.S. Bancorp

Table 6    Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2010	2009
Commercial
Commercial	$594	$866
Lease financing	111	125

Total commercial	705	991
Commercial Real Estate
Commercial mortgages	624	581
Construction and development	799	1,192

Total commercial real estate	1,423	1,773
Residential Mortgages	614	467
Retail
Credit card	199	142
Retail leasing	–	–
Other retail	63	62

Total retail	262	204

Total nonperforming loans, excluding covered loans	3,004	3,435
Covered Loans	1,172	1,350

Total nonperforming loans	4,176	4,785
Other Real Estate (b)(c)	537	437
Covered Other Real Estate (c)	679	653
Other Assets	22	32

Total nonperforming assets	$5,414	$5,907

Total nonperforming assets, excluding covered assets	$3,563	$3,904

Excluding covered assets:
Accruing loans 90 days or more past due	$1,165	$1,525
Nonperforming loans to total loans	1.71%	1.99%
Nonperforming assets to total loans plus other real estate (b)	2.02%	2.25%
Including covered assets:
Accruing loans 90 days or more past due	$2,110	$2,309
Nonperforming loans to total loans	2.15%	2.46%
Nonperforming assets to total loans plus other real estate (b)	2.76%	3.02%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (e)	Total
Balance December 31, 2009	$4,727	$1,180	$5,907
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	2,847	911	3,758
Advances on loans	173	–	173

Total additions	3,020	911	3,931
Reductions in nonperforming assets
Paydowns, payoffs	(1,609)	(156)	(1,765)
Net sales	(402)	(308)	(710)
Return to performing status	(480)	(28)	(508)
Charge-offs (d)	(1,262)	(179)	(1,441)

Total reductions	(3,753)	(671)	(4,424)

Net additions to (reductions in) nonperforming assets	(733)	240	(493)

Balance September 30, 2010	$3,994	$1,420	$5,414

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $541 million and $359 million at September 30, 2010, and December 31, 2009, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Includes equity investments in entities whose only assets are other real estate owned.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	15

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Commercial
Commercial	1.49%	1.78%	2.04%	1.39%
Lease financing	1.18	2.66	1.58	3.08

Total commercial	1.45	1.89	1.98	1.60
Commercial Real Estate
Commercial mortgages	1.72	.49	1.20	.40
Construction and development	4.56	6.62	6.25	5.06

Total commercial real estate	2.40	2.22	2.45	1.75
Residential Mortgages	1.88	2.10	2.05	1.86
Retail
Credit card (a)	7.11	6.99	7.54	6.91
Retail leasing	.19	.66	.34	.83
Home equity and second mortgages	1.62	1.82	1.71	1.68
Other retail	1.65	1.94	1.76	1.83

Total retail	2.95	3.05	3.13	2.89

Total loans, excluding covered loans	2.26	2.41	2.51	2.12
Covered Loans	.14	–	.10	.10

Total loans	2.05%	2.27%	2.26%	2.01%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 7.84 percent and 8.26 percent for the three months and nine months ended September 30, 2010, respectively, and 7.30 percent and 7.03 percent for the three months and nine months ended September 30, 2009, respectively.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2010	2009	2010	2009
Residential
Minnesota	$29	$27	.50%	.49%
California	20	15	.29	.27
Illinois	13	8	.42	.29
Colorado	10	7	.28	.20
Arizona	9	6	.81	.58
All other states	130	110	.48	.40

Total residential	211	173	.44	.38
Commercial
Oregon	56	28	1.64	.81
Nevada	49	73	5.81	3.57
Ohio	24	–	.61	–
Virginia	18	8	3.73	1.21
Washington	16	2	.29	.04
All other states	163	153	.24	.23

Total commercial	326	264	.40	.32

Total OREO	$537	$437	.31%	.25%

Note:	OREO balances include equity investments in entities whose only assets are other real estate owned.

Analysis of Loan Net Charge-Offs Total net charge-offs were $995 million and $3.2 billion for the third quarter and first nine months of 2010, respectively, compared with net charge-offs of $1,041 million and $2.8 billion for the same periods of 2009. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2010 was 2.05 percent and 2.26 percent, respectively, compared with 2.27 percent and 2.01 percent, for the same periods of 2009. The decrease in total net charge-offs for the third quarter 2010, compared with the third quarter of 2009, was principally due to improvement in the commercial loan portfolio. The increase in total net charge-offs for the first nine months of 2010, compared with the same period of the prior year, was driven by the weakening economy and rising unemployment throughout most of 2009 affecting the residential housing markets, including homebuilding and related industries, commercial real estate properties and credit card and other consumer and commercial loans. The Company expects the level of net charge-offs to continue to trend lower in the fourth quarter of 2010.
Commercial and commercial real estate loan net charge-offs for the third quarter of 2010 were $378 million (1.85 percent of average loans outstanding on an annualized basis), compared with $433 million (2.02 percent of average loans outstanding on an annualized basis) for the third quarter of 2009. The decrease primarily reflected the resolution of certain major construction projects and the impact of more stable economic conditions on the Company’s commercial loan portfolios. Commercial and commercial real estate loan net charge-offs for the first nine months of 2010 were $1.3 billion (2.18 percent of average loans outstanding on an annualized basis), compared with $1.1 billion (1.66 percent of average loans outstanding on an annualized basis) for the first nine months of 2009. The year-over-year increase was driven by the weakening economy and rising unemployment throughout most of 2009 affecting the residential housing markets, including homebuilding and related industries, commercial real estate properties and other commercial loans.

16	U.S. Bancorp

Residential mortgage loan net charge-offs for the third quarter of 2010 were $132 million (1.88 percent of average loans outstanding on an annualized basis), compared with $129 million (2.10 percent of average loans outstanding on an annualized basis) for the third quarter of 2009. Residential mortgage loan net charge-offs for the first nine months of 2010 were $415 million (2.05 percent of average loans outstanding on an annualized basis), compared with $336 million (1.86 percent of average loans outstanding on an annualized basis) for the first nine months of 2009. Retail loan net charge-offs for the third quarter of 2010 were $478 million (2.95 percent of average loans outstanding on an annualized basis), compared with $479 million (3.05 percent of average loans outstanding on an annualized basis) for the third quarter of 2009. Retail loan net charge-offs for the first nine months of 2010 were $1.5 billion (3.13 percent of average loans outstanding on an annualized basis), compared with $1.3 billion (2.89 percent of average loans outstanding on an annualized basis) for the first nine months of 2009. The retail loan net charge-offs percentage was impacted by credit card portfolio purchases recorded at fair value beginning in the second quarter of 2009. The increases in residential mortgage and retail loan net charge-offs for the first nine months of 2010, compared with the same period of 2009, reflected the continuing adverse impact of economic conditions on consumers, as rising unemployment levels increased losses in the prime-based residential mortgage and credit card portfolios.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Consumer Finance (a)
Residential mortgages	$10,805	$9,996	3.49%	3.69%	$10,546	$9,882	3.78%	3.52%
Home equity and second mortgages	2,448	2,476	4.86	5.93	2,461	2,450	5.49	6.38
Other retail	608	591	3.92	4.70	607	561	3.52	5.96
Other Retail
Residential mortgages	$17,085	$14,409	.86%	.99%	$16,499	$14,214	.95%	.71%
Home equity and second mortgages	16,841	16,892	1.15	1.22	16,879	16,848	1.16	.99
Other retail	23,673	22,056	1.59	1.87	23,057	22,234	1.71	1.73
Total Company
Residential mortgages	$27,890	$24,405	1.88%	2.10%	$27,045	$24,096	2.05%	1.86%
Home equity and second mortgages	19,289	19,368	1.62	1.82	19,340	19,298	1.71	1.68
Other retail	24,281	22,647	1.65	1.94	23,664	22,795	1.76	1.83

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Residential mortgages
Sub-prime borrowers	$2,266	$2,620	6.30%	6.06%	$2,348	$2,726	6.38%	5.79%
Other borrowers	8,539	7,376	2.74	2.85	8,198	7,156	3.03	2.65

Total	$10,805	$9,996	3.49%	3.69%	$10,546	$9,882	3.78%	3.52%
Home equity and second mortgages
Sub-prime borrowers	$553	$657	9.33%	10.87%	$581	$685	10.36%	11.52%
Other borrowers	1,895	1,819	3.56	4.14	1,880	1,765	3.98	4.39

Total	$2,448	$2,476	4.86%	5.93%	$2,461	$2,450	5.49%	6.38%

Analysis and Determination of the Allowance for Credit Losses The allowance for loan losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2010, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in TDR loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the

U.S. Bancorp	17

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$5,536	$4,571	$5,264	$3,639
Charge-offs
Commercial
Commercial	163	210	646	510
Lease financing	28	54	108	183

Total commercial	191	264	754	693
Commercial real estate
Commercial mortgages	114	31	232	73
Construction and development	95	159	405	370

Total commercial real estate	209	190	637	443
Residential mortgages	135	130	422	339
Retail
Credit card	314	287	975	791
Retail leasing	5	11	21	39
Home equity and second mortgages	84	92	261	249
Other retail	124	130	375	374

Total retail	527	520	1,632	1,453

Covered loans (a)	7	1	16	9

Total charge-offs	1,069	1,105	3,461	2,937
Recoveries
Commercial
Commercial	10	10	27	21
Lease financing	10	10	34	29

Total commercial	20	20	61	50
Commercial real estate
Commercial mortgages	1	1	2	2
Construction and development	1	–	9	1

Total commercial real estate	2	1	11	3
Residential mortgages	3	1	7	3
Retail
Credit card	18	16	50	45
Retail leasing	3	3	10	8
Home equity and second mortgages	5	3	13	7
Other retail	23	19	64	62

Total retail	49	41	137	122

Covered loans (a)	–	1	1	1

Total recoveries	74	64	217	179
Net Charge-offs
Commercial
Commercial	153	200	619	489
Lease financing	18	44	74	154

Total commercial	171	244	693	643
Commercial real estate
Commercial mortgages	113	30	230	71
Construction and development	94	159	396	369

Total commercial real estate	207	189	626	440
Residential mortgages	132	129	415	336
Retail
Credit card	296	271	925	746
Retail leasing	2	8	11	31
Home equity and second mortgages	79	89	248	242
Other retail	101	111	311	312

Total retail	478	479	1,495	1,331

Covered loans (a)	7	–	15	8

Total net charge-offs	995	1,041	3,244	2,758

Provision for credit losses	995	1,456	3,444	4,169
Net change for credit losses to be reimbursed by the FDIC	4	–	76	–
Acquisitions and other changes	–	–	–	(64)

Balance at end of period	$5,540	$4,986	$5,540	$4,986

Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$5,245	$4,825
Allowance for credit losses to be reimbursed by the FDIC	76	–
Liability for unfunded credit commitments	219	161

Total allowance for credit losses	$5,540	$4,986

Allowance for credit losses as a percentage of
Period-end loans, excluding covered loans	3.10%	2.88%
Nonperforming loans, excluding covered loans	181	150
Nonperforming assets, excluding covered assets	153	134
Annualized net charge-offs, excluding covered loans	139	121
Period-end loans	2.85%	2.73%
Nonperforming loans	133	136
Nonperforming assets	102	114
Annualized net charge-offs	140	121

Note:	At September 30, 2010, $2.3 billion of the total allowance for credit losses related to incurred losses on retail loans.

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio.
At September 30, 2010, the allowance for credit losses was $5.5 billion (2.85 percent of total loans and 3.10 percent of loans excluding covered loans), compared with an allowance of $5.3 billion

18	U.S. Bancorp

(2.70 percent of total loans and 3.04 percent of loans excluding covered loans) at December 31, 2009. During the third quarter and first nine months of 2010, the Company increased the allowance for credit losses by $4 million and $76 million, respectively, to reflect covered loan losses reimbursable by the FDIC. The ratio of the allowance for credit losses to nonperforming loans was 133 percent (181 percent excluding covered loans) at September 30, 2010, compared with 110 percent (153 percent excluding covered loans) at December 31, 2009. The ratio of the allowance for credit losses to annualized loan net charge-offs was 140 percent at September 30, 2010, compared with 136 percent of full year 2009 net charge-offs at December 31, 2009.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2010, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2009. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2010, and December 31, 2009, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 3.9 percent decrease in the market value of

Sensitivity of Net Interest Income

	September 30, 2010						December 31, 2009
	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps	Down 50 bps	Up 50 bps	Down 200 bps		Up 200 bps
	Immediate		Immediate	Gradual*		Gradual	Immediate	Immediate	Gradual*		Gradual

Net interest income		*	1.47%		*	2.53%	*	.43%		*	1.00%

*	Given the current level of interest rates, a downward rate scenario cannot be computed.

U.S. Bancorp	19

equity at September 30, 2010, compared with a 4.3 percent decrease at December 31, 2009. A 200 bps decrease, where possible given current rates, would have resulted in a 5.5 percent decrease in the market value of equity at September 30, 2010, compared with a 2.8 percent decrease at December 31, 2009. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion on market value of equity modeling.

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
The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and, therefore, has generally elected fair value accounting for the related hedged items. In particular, the Company enters into U.S. Treasury futures, options on U.S. Treasury futures contracts and forward commitments to buy residential mortgage loans to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2010, the Company had $18.4 billion of forward commitments to sell mortgage loans hedging $8.2 billion of mortgage loans held for sale and $16.2 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedge activities, and the Company has elected the fair value option for the mortgage loans held for sale.
Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, entering into master netting agreements where possible with its counterparties, requiring collateral agreements with credit-rating thresholds and, in certain cases, though insignificant, transferring the counterparty credit risk related to interest rate swaps to third-parties through the use of risk participation agreements.
For additional information on derivatives and hedging activities, refer to Note 11 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risks and funding activities. The ALCO established the Market Risk Committee (“MRC”), which oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company also manages market risk of non-trading business activities, including its MSRs and loans held-for-sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements over a 1-day time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. The Company’s trading VaR did not exceed $5 million during the first

20	U.S. Bancorp

Table 9    Regulatory Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2010	2009
Tier 1 capital	$24,908	$22,610
As a percent of risk-weighted assets	10.3%	9.6%
As a percent of adjusted quarterly average assets (leverage ratio)	9.0%	8.5%
Total risk-based capital	$32,265	$30,458
As a percent of risk-weighted assets	13.3%	12.9%

nine months of 2010 and $3 million during the first nine months of 2009.

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
At September 30, 2010, parent company long-term debt outstanding was $13.0 billion, compared with $14.5 billion at December 31, 2009. The $1.5 billion decrease was primarily due to repayments and maturities of $4.8 billion of medium-term notes and the extinguishment of $.6 billion of junior subordinated debentures in connection with the ITS exchange, partially offset by $3.8 billion of medium-term note issuances. As of September 30, 2010, there was no parent company debt scheduled to mature in the remainder of 2010.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $4.0 billion at September 30, 2010.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of September 30, 2010, and December 31, 2009. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $29.2 billion at September 30, 2010, compared with $26.0 billion at December 31, 2009. The increase was primarily the result of corporate earnings, the issuance of $.4 billion of perpetual preferred stock in connection with the ITS exchange, and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends.
The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common and tangible common equity, as a percent of risk-weighted assets, were 7.6 percent and 7.2 percent, respectively, at September 30, 2010, compared with 6.8 percent and 6.1 percent, respectively, at December 31, 2009. The Company’s tangible common equity divided by tangible assets was 6.2 percent at September 30, 2010, compared with 5.3 percent at December 31, 2009. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
On December 9, 2008, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares repurchased during the third quarter of 2010 were repurchased under this authorization in connection with the administration of the Company’s employee benefit plans in the ordinary course of business.

U.S. Bancorp	21

The following table provides a detailed analysis of all shares repurchased during the third quarter of 2010:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
July	12,395	$23.46	19,031,343
August	84	21.74	19,031,259
September	823	23.23	19,030,436

Total	13,302	$23.43	19,030,436

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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2010, certain organization and methodology changes were made and, accordingly, 2009 results were restated and presented on a comparable basis. Starting with the current period, lines of business results include the impact of transferring the operating activities of the FBOP acquisition to the appropriate operating segments. Covered commercial and commercial real estate credit-impaired loans and related OREO remain in Treasury and Corporate Support.

Wholesale Banking Wholesale Banking offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking contributed $137 million of the Company’s net income in the third quarter and $238 million in the first nine months of 2010, or increases of $108 million and $151 million, respectively, compared with the same periods of 2009. The increases were primarily driven by higher net revenue and lower provision for credit losses expense, partially offset by higher noninterest expense.
Total net revenue increased $80 million (10.8 percent) in the third quarter and $185 million (8.4 percent) in the first nine months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $38 million (7.6 percent) in the third quarter and $33 million (2.2 percent) in the first nine months of 2010, compared with the same periods of 2009. The increases were primarily due to improved loan spreads, partially offset by a decrease in average total loans and the impact of declining rates on the margin benefit from deposits. Total noninterest income increased $42 million (17.6 percent) in the third quarter and $152 million (21.9 percent) in the first nine months of 2010, compared with the same periods of 2009, mainly due to strong growth in commercial products revenue, including standby letters of credit, commercial loan and capital markets fees and higher equity investment income, partially offset by lower customer derivative revenue.
Total noninterest expense increased $49 million (18.2 percent) in the third quarter and $102 million (12.5 percent) in the first nine months of 2010, compared with the same periods of 2009, primarily due to higher total compensation and employee benefits expense and increased costs related to OREO. The provision for credit losses decreased $141 million (32.9 percent) in the third quarter and $149 million (12.0 percent) in the first nine months of 2010, compared with the same periods of 2009. The favorable changes were primarily due to decreases in the reserve allocation in both periods, partially offset by higher net charge-offs for the first nine months of 2010, compared with the same period of 2009. Nonperforming assets were $1.9 billion at September 30, 2010, $2.2 billion at June 30, 2010, and $2.5 billion at September 30, 2009. Nonperforming assets as a percentage of period-end loans were 3.34 percent at September 30, 2010, 3.79 percent at June 30, 2010, and 4.25 percent at September 30, 2009. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer Banking contributed $243 million of the Company’s net income in the third

22	U.S. Bancorp

quarter and $586 million in the first nine months of 2010, or an increase of $37 million (18.0 percent) and decrease of $52 million (8.2 percent), respectively, compared with the same periods of 2009.
Within Consumer Banking, the retail banking division contributed $60 million of the total net income in the third quarter and $169 million in the first nine months of 2010, or decreases of $4 million (6.3 percent) and $46 million (21.4 percent) from the same periods of 2009. Mortgage banking contributed $183 million of Consumer Banking’s net income in the third quarter and $417 million in the first nine months of 2010, or an increase of $41 million (28.9 percent) and a decrease of $6 million (1.4 percent) from the same periods of 2009, respectively.
Total net revenue increased $63 million (3.5 percent) in the third quarter and $63 million (1.2 percent) in the first nine months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $106 million (10.5 percent) in the third quarter and $191 million (6.4 percent) in the first nine months of 2010, compared with the same periods of 2009. The year-over-year increases in net interest income were due to improved loan spreads, and higher deposit volumes and loan fees, partially offset by a decline in the margin benefit of deposits. Total noninterest income decreased $43 million (5.6 percent) in the third quarter and $128 million (5.8 percent) in the first nine months of 2010, compared with the same periods of 2009. The year-over-year decreases in noninterest income were driven by lower deposit service charges, principally due to the impact of Company-initiated and regulatory revisions to overdraft fee policies and lower overdraft incidences, partially offset by improvement in retail lease end-of-term results and higher ATM processing servicing fees. The decline in noninterest income in the first nine months of 2010, as compared to the same period of 2009, also included a decrease in mortgage banking revenue, primarily due to lower mortgage loan production.
Total noninterest expense increased $165 million (17.8 percent) in the third quarter and $432 million (15.7 percent) in the first nine months of 2010, compared with the same periods of 2009. The increases reflected higher total compensation and employee benefits expense, higher processing costs and net occupancy and equipment expenses related to business expansion, including the impact of the FBOP acquisition.
The provision for credit losses decreased $162 million (30.6 percent) in the third quarter and $290 million (19.9 percent) in the first nine months of 2010, compared with the same periods of 2009, as stress within the residential mortgage, home equity, installment and other consumer loan portfolios moderated. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 1.41 percent in the third quarter of 2010, compared with 1.61 percent in the third quarter of 2009. Nonperforming assets were $1.5 billion at September 30, 2010, $1.5 billion at June 30, 2010, and $1.2 billion at September 30, 2009. Nonperforming assets as a percentage of period-end loans were 1.46 percent at September 30, 2010, 1.48 percent at June 30, 2010, and 1.28 percent at September 30, 2009. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
Increased attention has been placed in the mortgage banking industry recently on documentation and review associated with foreclosure processes. The Company believes its foreclosure processes follow established safeguards, and the Company routinely reviews its policies and procedures to reconfirm their quality. The Company will continue to review its foreclosure processes and comply with any information requests received from its regulators or other governmental officials. The Company does not, however, have plans to halt foreclosures.

Wealth Management & Securities Services Wealth Management & Securities Services provides trust, private banking, financial advisory, investment management, retail brokerage services, insurance, custody and fund servicing through five businesses: Wealth Management, Corporate Trust, FAF Advisors, Institutional Trust & Custody and Fund Services.
During the third quarter of 2010, the Company announced a strategic alliance with a third party under which it will receive an ownership interest in the third party in exchange for the long-term asset management business of FAF Advisors, primarily representing the equity and fixed income mutual funds. U.S. Bancorp Asset Management will retain the Company’s money market fund business. The transaction is expected to close in the fourth quarter of 2010.
Wealth Management & Securities Services contributed $53 million of the Company’s net income in the third quarter and $165 million in the first nine months of 2010, or decreases of $31 million (36.9 percent) and $103 million (38.4 percent), respectively, compared with the same periods of 2009. The decreases were primarily attributable to lower net revenue and higher total noninterest expense.
Total net revenue decreased $7 million (1.9 percent) in the third quarter and $84 million (7.4 percent) in the first nine months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $16 million (22.9 percent) in the third quarter and $2 million (.9 percent) in the first nine months of 2010, compared with the same periods of 2009. The year over year increases in net interest income were primarily

U.S. Bancorp	23

Table 10      Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking
Three Months Ended September 30			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$541	$503	7.6%	$1,113	$1,007	10.5%
Noninterest income	281	238	18.1	730	773	(5.6)
Securities gains (losses), net	(1)	–	*	–	–	–

Total net revenue	821	741	10.8	1,843	1,780	3.5
Noninterest expense	314	263	19.4	1,069	906	18.0
Other intangibles	4	6	(33.3)	23	21	9.5

Total noninterest expense	318	269	18.2	1,092	927	17.8

Income before provision and income taxes	503	472	6.6	751	853	(12.0)
Provision for credit losses	288	429	(32.9)	367	529	(30.6)

Income before income taxes	215	43	*	384	324	18.5
Income taxes and taxable-equivalent adjustment	78	16	*	140	118	18.6

Net income	137	27	*	244	206	18.4
Net (income) loss attributable to noncontrolling interests	–	2	*	(1)	–	*

Net income attributable to U.S. Bancorp	$137	$29	*	$243	$206	18.0

Average Balance Sheet
Commercial	$33,889	$37,905	(10.6)%	$6,430	$6,544	(1.7)%
Commercial real estate	21,439	21,550	(.5)	11,903	11,416	4.3
Residential mortgages	71	83	(14.5)	27,449	23,934	14.7
Retail	34	43	(20.9)	45,167	44,154	2.3

Total loans, excluding covered loans	55,433	59,581	(7.0)	90,949	86,048	5.7
Covered loans	1,866	–	*	9,362	9,299	.7

Total loans	57,299	59,581	(3.8)	100,311	95,347	5.2
Goodwill	1,476	1,475	.1	3,258	3,105	4.9
Other intangible assets	67	87	(23.0)	1,617	1,762	(8.2)
Assets	62,188	64,200	(3.1)	115,195	110,269	4.5
Noninterest-bearing deposits	18,254	17,432	4.7	15,743	13,943	12.9
Interest checking	10,635	13,441	(20.9)	23,759	21,020	13.0
Savings products	8,891	10,541	(15.7)	36,573	27,210	34.4
Time deposits	11,643	12,470	(6.6)	25,019	25,092	(.3)

Total deposits	49,423	53,884	(8.3)	101,094	87,265	15.8
Total U.S. Bancorp shareholders’ equity	5,386	4,939	9.1	8,426	7,278	15.8

	Wholesale			Consumer
	Banking			Banking
Nine Months Ended September 30			Percent			Percent
(Dollars in Millions)	2010	2009	Change	2010	2009	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,541	$1,508	2.2%	$3,180	$2,989	6.4%
Noninterest income	846	696	21.6	2,093	2,221	(5.8)
Securities gains (losses), net	(1)	(3)	66.7	–	–	–

Total net revenue	2,386	2,201	8.4	5,273	5,210	1.2
Noninterest expense	907	798	13.7	3,109	2,684	15.8
Other intangibles	12	19	(36.8)	75	68	10.3

Total noninterest expense	919	817	12.5	3,184	2,752	15.7

Income before provision and income taxes	1,467	1,384	6.0	2,089	2,458	(15.0)
Provision for credit losses	1,096	1,245	(12.0)	1,164	1,454	(19.9)

Income before income taxes	371	139	*	925	1,004	(7.9)
Income taxes and taxable-equivalent adjustment	134	52	*	337	366	(7.9)

Net income	237	87	*	588	638	(7.8)
Net (income) loss attributable to noncontrolling interests	1	–	*	(2)	–	*

Net income attributable to U.S. Bancorp	$238	$87	*	$586	$638	(8.2)

Average Balance Sheet
Commercial	$34,040	$40,434	(15.8)%	$6,395	$6,636	(3.6)%
Commercial real estate	21,557	21,418	.6	11,647	11,499	1.3
Residential mortgages	69	83	(16.9)	26,537	23,619	12.4
Retail	41	58	(29.3)	44,695	44,412	.6

Total loans, excluding covered loans	55,707	61,993	(10.1)	89,274	86,166	3.6
Covered loans	2,017	–	*	9,757	10,441	(6.6)

Total loans	57,724	61,993	(6.9)	99,031	96,607	2.5
Goodwill	1,474	1,475	(.1)	3,253	3,149	3.3
Other intangible assets	71	93	(23.7)	1,802	1,606	12.2
Assets	62,766	66,952	(6.3)	112,260	110,527	1.6
Noninterest-bearing deposits	17,837	16,998	4.9	15,193	14,047	8.2
Interest checking	11,042	11,455	(3.6)	23,625	20,625	14.5
Savings products	10,125	8,432	20.1	35,260	25,721	37.1
Time deposits	11,213	13,514	(17.0)	26,592	26,166	1.6

Total deposits	50,217	50,399	(.4)	100,670	86,559	16.3
Total U.S. Bancorp shareholders’ equity	5,455	4,957	10.0	8,350	7,395	12.9

*  Not meaningful

24	U.S. Bancorp

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009	Change
$86	$70	22.9%	$335	$303	10.6%	$402	$274	46.7%	$2,477	$2,157	14.8%
276	299	(7.7)	805	783	2.8	27	76	(64.5)	2,119	2,169	(2.3)
–	–	–	–	–	–	(8)	(76)	89.5	(9)	(76)	88.2

362	369	(1.9)	1,140	1,086	5.0	421	274	53.6	4,587	4,250	7.9
250	211	18.5	433	417	3.8	229	162	41.4	2,295	1,959	17.2
13	16	(18.8)	50	50	–	–	1	*	90	94	(4.3)

263	227	15.9	483	467	3.4	229	163	40.5	2,385	2,053	16.2

99	142	(30.3)	657	619	6.1	192	111	73.0	2,202	2,197	.2
15	10	50.0	307	494	(37.9)	18	(6)	*	995	1,456	(31.7)

84	132	(36.4)	350	125	*	174	117	48.7	1,207	741	62.9
31	48	(35.4)	127	45	*	(63)	(91)	30.8	313	136	*

53	84	(36.9)	223	80	*	237	208	13.9	894	605	47.8
–	–	–	(8)	(7)	(14.3)	23	3	*	14	(2)	*

$53	$84	(36.9)	$215	$73	*	$260	$211	23.2	$908	$603	50.6

$990	$1,055	(6.2)%	$5,328	$4,845	10.0%	$147	$873	(83.2)%	$46,784	$51,222	(8.7)%
586	566	3.5	–	–	–	262	297	(11.8)	34,190	33,829	1.1
365	385	(5.2)	–	–	–	5	3	66.7	27,890	24,405	14.3
1,665	1,554	7.1	17,501	16,472	6.2	2	1	*	64,369	62,224	3.4

3,606	3,560	1.3	22,829	21,317	7.1	416	1,174	(64.6)	173,233	171,680	.9
14	–	*	–	–	–	8,066	989	*	19,308	10,288	87.7

3,620	3,560	1.7	22,829	21,317	7.1	8,482	2,163	*	192,541	181,968	5.8
1,515	1,512	.2	2,341	2,362	(.9)	419	–	*	9,009	8,454	6.6
194	249	(22.1)	929	939	(1.1)	122	7	*	2,929	3,044	(3.8)
5,716	5,850	(2.3)	27,539	25,311	8.8	75,422	58,781	28.3	286,060	264,411	8.2
4,930	4,818	2.3	619	538	15.1	186	251	(25.9)	39,732	36,982	7.4
4,788	3,669	30.5	124	86	44.2	2	2	–	39,308	38,218	2.9
14,351	9,271	54.8	24	19	26.3	174	170	2.4	60,013	47,211	27.1
6,530	5,354	22.0	1	1	–	414	1,034	(60.0)	43,607	43,951	(.8)

30,599	23,112	32.4	768	644	19.3	776	1,457	(46.7)	182,660	166,362	9.8
2,092	2,043	2.4	5,289	4,797	10.3	7,694	5,622	36.9	28,887	24,679	17.1

Wealth Management &			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009	Change
$235	$233	.9%	$1,013	$849	19.3%	$1,320	$777	69.9%	$7,289	$6,356	14.7%
820	906	(9.5)	2,337	2,197	6.4	106	209	(49.3)	6,202	6,229	(.4)
–	–	–	–	–	–	(63)	(290)	78.3	(64)	(293)	78.2

1,055	1,139	(7.4)	3,350	3,046	10.0	1,363	696	95.8	13,427	12,292	9.2
735	648	13.4	1,235	1,101	12.2	634	542	17.0	6,620	5,773	14.7
40	49	(18.4)	151	141	7.1	–	3	*	278	280	(.7)

775	697	11.2	1,386	1,242	11.6	634	545	16.3	6,898	6,053	14.0

280	442	(36.7)	1,964	1,804	8.9	729	151	*	6,529	6,239	4.6
19	24	(20.8)	1,128	1,436	(21.4)	37	10	*	3,444	4,169	(17.4)

261	418	(37.6)	836	368	*	692	141	*	3,085	2,070	49.0
96	150	(36.0)	304	133	*	(95)	(266)	64.3	776	435	78.4

165	268	(38.4)	532	235	*	787	407	93.4	2,309	1,635	41.2
–	–	–	(24)	(18)	(33.3)	59	(14)	*	34	(32)	*

$165	$268	(38.4)	$508	$217	*	$846	$393	*	$2,343	$1,603	46.2

$1,038	$1,211	(14.3)%	$5,126	$4,546	12.8%	$199	$960	(79.3)%	$46,798	$53,787	(13.0)%
581	571	1.8	–	–	–	380	165	*	34,165	33,653	1.5
373	390	(4.4)	–	–	–	66	4	*	27,045	24,096	12.2
1,620	1,526	6.2	17,417	15,526	12.2	21	4	*	63,794	61,526	3.7

3,612	3,698	(2.3)	22,543	20,072	12.3	666	1,133	(41.2)	171,802	173,062	(.7)
14	–	*	–	–	–	8,602	334	*	20,390	10,775	89.2

3,626	3,698	(1.9)	22,543	20,072	12.3	9,268	1,467	*	192,192	183,837	4.5
1,517	1,512	.3	2,346	2,348	(.1)	416	–	*	9,006	8,484	6.2
208	265	(21.5)	967	904	7.0	134	5	*	3,182	2,873	10.8
5,787	5,996	(3.5)	27,245	24,259	12.3	74,998	57,845	29.7	283,056	265,579	6.6
5,351	4,902	9.2	613	534	14.8	229	319	(28.2)	39,223	36,800	6.6
4,798	3,742	28.2	115	82	40.2	19	2	*	39,599	35,906	10.3
14,104	7,391	90.8	23	18	27.8	236	139	69.8	59,748	41,701	43.3
5,944	6,114	(2.8)	1	1	–	517	3,189	(83.8)	44,267	48,984	(9.6)

30,197	22,149	36.3	752	635	18.4	1,001	3,649	(72.6)	182,837	163,391	11.9
2,111	2,068	2.1	5,308	4,736	12.1	6,358	7,403	(14.1)	27,582	26,559	3.9

U.S. Bancorp	25

due to higher deposit volumes, partially offset by a decline in the related margin benefit. Noninterest income decreased $23 million (7.7 percent) in the third quarter and $86 million (9.5 percent) in the first nine months of 2010, compared with the same periods of 2009, as low interest rates negatively impacted money market investment fees and lower money market fund balances led to a decline in account-level fees.
Total noninterest expense increased $36 million (15.9 percent) in the third quarter and $78 million (11.2 percent) in the first nine months of 2010, compared with the same periods of 2009. The increases in noninterest expense were primarily due to higher total compensation and employee benefits expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $215 million of the Company’s net income in the third quarter and $508 million in the first nine months of 2010, or increases of $142 million and $291 million, respectively, compared with the same periods of 2009. The increases were primarily due to increases in total net revenue and decreases in the provision for credit losses, partially offset by higher noninterest expense.
Total net revenue increased $54 million (5.0 percent) in the third quarter and $304 million (10.0 percent) in the first nine months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $32 million (10.6 percent) in the third quarter and $164 million (19.3 percent) in the first nine months of 2010, compared with the same periods of 2009, primarily due to strong growth in credit card loan balances and improved loan spreads, partially offset by the cost of rebates on the government card program, as well as reduced loan fees from the implementation of the Credit Card Accountability, Responsibility and Disclosure Act of 2009 legislation beginning in the second quarter of 2010. Noninterest income increased $22 million (2.8 percent) in the third quarter and $140 million (6.4 percent) in the first nine months of 2010, compared with the same periods of 2009, driven by higher transaction volumes across all products.
Total noninterest expense increased $16 million (3.4 percent) in the third quarter and $144 million (11.6 percent) in the first nine months of 2010, compared with the same periods of 2009, driven by higher total compensation, employee benefits and professional services expense, partially offset by lower marketing and business development expense. The provision for credit losses decreased $187 million (37.9 percent) in the third quarter and $308 million (21.4 percent) in the first nine months of 2010, compared with the same periods of 2009, due to a reduction in the reserve allocation. As a percentage of average loans outstanding, net charge-offs were 6.08 percent in the third quarter of 2010, compared with 6.31 percent in the third quarter of 2009.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, covered commercial and commercial real estate credit-impaired loans and related OREO, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $260 million in the third quarter and $846 million in the first nine months of 2010, compared with $211 million in the third quarter and $393 million in the first nine months of 2009.
Total net revenue increased $147 million (53.6 percent) in the third quarter and $667 million (95.8 percent) in the first nine months of 2010, compared with the same periods of 2009. Net interest income, on a taxable-equivalent basis, increased $128 million (46.7 percent) in the third quarter and $543 million (69.9 percent) in the first nine months of 2010, compared with the same periods of 2009, reflecting the impact of the FBOP acquisition, the current interest rate environment, wholesale funding decisions and the Company’s asset/liability position. Total noninterest income increased $19 million in the third quarter of 2010, compared with the third quarter of 2009, primarily due to lower securities impairments, partially offset by the impact of the third quarter of 2009 gain related to the Company’s investment in Visa Inc. Total noninterest income increased $124 million in the first nine months of 2010, compared with the same period of 2009, primarily due to lower net securities losses, partially offset by a gain on a corporate real estate transaction recognized in the first quarter of 2009.
Total noninterest expense increased $66 million (40.5 percent) in the third quarter and $89 million (16.3 percent) in the first nine months of 2010, compared with the same periods of 2009. The increases in noninterest expense were driven by higher total compensation and employee benefits expense, increased costs related to affordable housing and other tax advantaged projects, and higher litigation-related expenses. The increases in noninterest expense for the first nine months of 2010, over the same period of 2009,

26	U.S. Bancorp

were partially offset by the FDIC special assessment recognized in the second quarter of 2009.
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

The following table shows the Company’s calculation of these measures:

	September 30,	December 31,
(Dollars in Millions)	2010	2009
Total equity	$29,943	$26,661
Preferred stock	(1,930)	(1,500)
Noncontrolling interests	(792)	(698)
Goodwill (net of deferred tax liability)	(8,429)	(8,482)
Intangible assets, other than mortgage servicing rights	(1,434)	(1,657)

Tangible common equity (a)	17,358	14,324
Tier 1 capital, determined in accordance with prescribed regulatory requirements	24,908	22,610
Trust preferred securities	(3,949)	(4,524)
Preferred stock	(1,930)	(1,500)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(694)	(692)

Tier 1 common equity (b)	18,335	15,894
Total assets	290,654	281,176
Goodwill (net of deferred tax liability)	(8,429)	(8,482)
Intangible assets, other than mortgage servicing rights	(1,434)	(1,657)

Tangible assets (c)	280,791	271,037
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	242,490	235,233
Ratios
Tangible common equity to tangible assets (a)/(c)	6.2%	5.3%
Tier 1 common equity to risk-weighted assets (b)/(d)	7.6	6.8
Tangible common equity to risk-weighted assets (a)/(d)	7.2	6.1

U.S. Bancorp	27

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

28	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	29

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$4,470	$6,206
Investment securities
Held-to-maturity (fair value $503 and $48, respectively)	557	47
Available-for-sale	48,406	44,721
Loans held for sale (included $8,198 and $4,327 of mortgage loans carried at fair value, respectively)	8,438	4,772
Loans
Commercial	47,627	48,792
Commercial real estate	34,318	34,093
Residential mortgages	28,587	26,056
Retail	65,047	63,955

Total loans, excluding covered loans	175,579	172,896
Covered loans	19,038	21,859

Total loans	194,617	194,755
Less allowance for loan losses	(5,321)	(5,079)

Net loans	189,296	189,676
Premises and equipment	2,304	2,263
Goodwill	9,024	9,011
Other intangible assets	2,856	3,406
Other assets	25,303	21,074

Total assets	$290,654	$281,176

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$40,750	$38,186
Interest-bearing	118,863	115,135
Time deposits greater than $100,000	27,793	29,921

Total deposits	187,406	183,242
Short-term borrowings	34,341	31,312
Long-term debt	30,353	32,580
Other liabilities	8,611	7,381

Total liabilities	260,711	254,515
Shareholders’ equity
Preferred stock	1,930	1,500
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares;
issued: 9/30/10 and 12/31/09 — 2,125,725,742 shares	21	21
Capital surplus	8,310	8,319
Retained earnings	26,147	24,116
Less cost of common stock in treasury: 9/30/10 — 208,128,537 shares; 12/31/09 — 212,786,937 shares	(6,363)	(6,509)
Accumulated other comprehensive income (loss)	(894)	(1,484)

Total U.S. Bancorp shareholders’ equity	29,151	25,963
Noncontrolling interests	792	698

Total equity	29,943	26,661

Total liabilities and equity	$290,654	$281,176

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
Interest Income
Loans	$2,560	$2,373	$7,580	$7,068
Loans held for sale	71	87	162	221
Investment securities	400	374	1,204	1,210
Other interest income	46	23	119	65

Total interest income	3,077	2,857	9,065	8,564
Interest Expense
Deposits	231	299	696	937
Short-term borrowings	149	138	414	412
Long-term debt	273	313	822	1,007

Total interest expense	653	750	1,932	2,356

Net interest income	2,424	2,107	7,133	6,208
Provision for credit losses	995	1,456	3,444	4,169

Net interest income after provision for credit losses	1,429	651	3,689	2,039
Noninterest Income
Credit and debit card revenue	274	267	798	782
Corporate payment products revenue	191	181	537	503
Merchant processing services	318	300	930	836
ATM processing services	105	103	318	309
Trust and investment management fees	267	293	798	891
Deposit service charges	160	256	566	732
Treasury management fees	139	141	421	420
Commercial products revenue	197	157	563	430
Mortgage banking revenue	310	276	753	817
Investment products fees and commissions	27	27	82	82
Securities gains (losses), net
Realized gains (losses), net	9	1	21	126
Total other-than-temporary impairment	(28)	(148)	(145)	(860)
Portion of other-than-temporary impairment recognized in other comprehensive income	10	71	60	441

Total securities gains (losses), net	(9)	(76)	(64)	(293)
Other	131	168	436	427

Total noninterest income	2,110	2,093	6,138	5,936
Noninterest Expense
Compensation	973	769	2,780	2,319
Employee benefits	171	134	523	429
Net occupancy and equipment	229	203	682	622
Professional services	78	63	209	174
Marketing and business development	108	137	254	273
Technology and communications	186	175	557	487
Postage, printing and supplies	74	72	223	218
Other intangibles	90	94	278	280
Other	476	406	1,392	1,251

Total noninterest expense	2,385	2,053	6,898	6,053

Income before income taxes	1,154	691	2,929	1,922
Applicable income taxes	260	86	620	287

Net income	894	605	2,309	1,635
Net (income) loss attributable to noncontrolling interests	14	(2)	34	(32)

Net income attributable to U.S. Bancorp	$908	$603	$2,343	$1,603

Net income applicable to U.S. Bancorp common shareholders	$871	$583	$2,381	$1,223

Earnings per common share	$.46	$.31	$1.25	$.67
Diluted earnings per common share	$.45	$.30	$1.24	$.66
Dividends declared per common share	$.05	$.05	$.15	$.15
Average common shares outstanding	1,913	1,908	1,911	1,832
Average diluted common shares outstanding	1,920	1,917	1,920	1,840

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
							Other	Total
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interests	Equity
Balance December 31, 2008	1,755	$7,931	$20	$5,830	$22,541	$(6,659)	$(3,363)	$26,300	$733	$27,033
Change in accounting principle					141		(141)	–		–
Net income					1,603			1,603	32	1,635
Changes in unrealized gains and losses on securities available-for-sale							2,569	2,569		2,569
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(441)	(441)		(441)
Unrealized gain on derivatives							375	375		375
Foreign currency translation							25	25		25
Reclassification for realized losses							297	297		297
Income taxes							(1,074)	(1,074)		(1,074)

Total comprehensive income								3,354	32	3,386
Redemption of preferred stock		(6,599)						(6,599)		(6,599)
Repurchase of common stock warrant				(139)				(139)		(139)
Preferred stock dividends and discount accretion		168			(377)			(209)		(209)
Common stock dividends					(279)			(279)		(279)
Issuance of common and treasury stock	157		1	2,561		129		2,691		2,691
Purchase of treasury stock						(4)		(4)		(4)
Net other changes in noncontrolling interests								–	(12)	(12)
Distributions to noncontrolling interests								–	(44)	(44)
Stock option and restricted stock grants				56				56		56

Balance September 30, 2009	1,912	$1,500	$21	$8,308	$23,629	$(6,534)	$(1,753)	$25,171	$709	$25,880

Balance December 31, 2009	1,913	$1,500	$21	$8,319	$24,116	$(6,509)	$(1,484)	$25,963	$698	$26,661
Change in accounting principle					(72)		(1)	(73)	(16)	(89)
Net income					2,343			2,343	(34)	2,309
Changes in unrealized gains and losses on securities available-for-sale							1,265	1,265		1,265
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(60)	(60)		(60)
Unrealized loss on derivatives							(331)	(331)		(331)
Foreign currency translation							16	16		16
Reclassification for realized losses							65	65		65
Income taxes							(364)	(364)		(364)

Total comprehensive income								2,934	(34)	2,900
Preferred stock dividends					(70)			(70)		(70)
Common stock dividends					(288)			(288)		(288)
Issuance of preferred stock		430		10	118			558		558
Issuance of common and treasury stock	6			(103)		162		59		59
Purchase of treasury stock	(1)					(16)		(16)		(16)
Distributions to noncontrolling interests								–	(57)	(57)
Net other changes in noncontrolling interests								–	201	201
Stock option and restricted stock grants				84				84		84

Balance September 30, 2010	1,918	$1,930	$21	$8,310	$26,147	$(6,363)	$(894)	$29,151	$792	$29,943

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
(Dollars in Millions)	September 30,
(Unaudited)	2010	2009
Operating Activities
Net cash provided by operating activities	$2,806	$4,220
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,113	4,622
Proceeds from maturities of investment securities	10,944	5,743
Purchases of investment securities	(14,429)	(10,220)
Net (increase) decrease in loans outstanding	(2,720)	113
Proceeds from sales of loans	1,365	2,226
Purchases of loans	(3,669)	(3,598)
Acquisitions, net of cash acquired	832	220
Other, net	(1,151)	839

Net cash used in investing activities	(7,715)	(55)
Financing Activities
Net increase in deposits	3,681	10,179
Net increase (decrease) in short-term borrowings	2,376	(5,817)
Proceeds from issuance of long-term debt	5,349	5,032
Principal payments or redemption of long-term debt	(7,942)	(10,167)
Fees paid on exchange of income trust securities for perpetual preferred stock	(4)	–
Proceeds from issuance of common stock	56	2,688
Redemption of preferred stock	–	(6,599)
Repurchase of common stock warrant	–	(139)
Cash dividends paid on preferred stock	(56)	(256)
Cash dividends paid on common stock	(287)	(929)

Net cash provided by (used in) financing activities	3,173	(6,008)

Change in cash and due from banks	(1,736)	(1,843)
Cash and due from banks at beginning of period	6,206	6,859

Cash and due from banks at end of period	$4,470	$5,016

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

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

34	U.S. Bancorp

Note 3    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	September 30, 2010					December 31, 2009
			Unrealized Losses					Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Other-than-		Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Temporary	Other	Value

Held-to-maturity (a)

U.S. Treasury and agencies	$63	$–	$–	$–	$63	$–	$–	$–	$–	$–

Mortgage-backed securities

Residential

Agency	4	–	–	–	4	4	–	–	–	4

Non-agency

Non-prime	3	–	–	–	3	–	–	–	–	–

Commercial	10	–	–	(6)	4	–	–	–	–	–

Asset-backed securities

Collateralized debt obligations/Collaterized loan obligations	183	11	–	(22)	172	–	–	–	–	–

Other	128	–	(2)	(6)	120	–	–	–	–	–

Obligations of state and political subdivisions	29	2	–	(1)	30	32	2	–	(1)	33

Other debt securities	137	–	–	(30)	107	11	–	–	–	11

Total held-to-maturity	$557	$13	$(2)	$(65)	$503	$47	$2	$–	$(1)	$48

Available-for-sale (b)

U.S. Treasury and agencies	$1,543	$13	$–	$–	$1,556	$3,415	$10	$–	$(21)	$3,404

Mortgage-backed securities

Residential

Agency	33,834	982	–	(3)	34,813	29,288	501	–	(47)	29,742

Non-agency

Prime (c)	1,292	13	(92)	(44)	1,169	1,624	8	(110)	(93)	1,429

Non-prime	1,233	10	(269)	(29)	945	1,359	11	(297)	(105)	968

Commercial	48	2	–	–	50	14	–	(1)	–	13

Asset-backed securities

Collateralized debt obligations/Collaterized loan obligations	219	27	(3)	–	243	199	11	(5)	–	205

Other	709	21	(4)	(9)	717	360	12	(5)	(10)	357

Obligations of state and political subdivisions	6,847	145	–	(35)	6,957	6,822	30	–	(159)	6,693

Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6

Corporate debt securities	1,153	–	–	(147)	1,006	1,179	–	–	(301)	878

Perpetual preferred securities	482	46	–	(53)	475	483	30	–	(90)	423

Other investments (d)	407	63	–	(1)	469	607	9	–	(13)	603

Total available-for-sale	$47,773	$1,322	$(368)	$(321)	$48,406	$45,356	$622	$(418)	$(839)	$44,721

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(d)	Includes securities covered under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $277 million and $231 million at September 30, 2010 and December 31, 2009, respectively .
The weighted-average maturity of the available-for-sale investment securities was 4.9 years at September 30, 2010, compared with 7.1 years at December 31, 2009. The corresponding weighted-average yields were 3.66 percent and 4.00 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.9 years at September 30, 2010, and 8.4 years at December 31, 2009. The corresponding weighted-average yields were 1.35 percent and 5.10 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at September 30, 2010, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $29.8 billion at September 30, 2010, and $37.4 billion at December 31, 2009, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or

U.S. Bancorp	35

pledge the securities and which were collateralized by securities with a carrying amount of $8.7 billion at September 30, 2010 and $8.9 billion at December 31, 2009.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Taxable	$323	$300	$973	$984
Non-taxable	77	74	231	226

Total interest income from investment securities	$400	$374	$1,204	$1,210

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Realized gains	$9	$1	$21	$128
Realized losses	–	–	–	(2)

Net realized gains (losses)	$9	$1	$21	$126

Income tax (benefit) on realized gains (losses)	$4	$–	$8	$48

In the fourth quarter of 2007, the Company purchased certain structured investment securities (“SIVs”) from certain money market funds managed by FAF Advisors, Inc., an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in the SIVs for a pro-rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related securities.”
Some of the SIV-related securities, as well as certain acquired securities covered under loss sharing agreements with the FDIC, evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $806 million and $314 million, respectively, at September 30, 2010 and $1.2 billion and $483 million, respectively, at December 31, 2009. Changes in the accretable balance for these securities were as follows:

	Three Months Ended		Nine Months Ended
	September, 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$302	$174	$292	$349
Impact of other-than-temporary impairment accounting change	–	–	–	(124)

Adjusted balance at beginning of period	302	174	292	225
Additions (a)	66	–	66	–
Disposals (a)	(50)	–	(50)	–
Accretion	(8)	(1)	(23)	(3)
Other (b)	(1)	3	24	(46)

Balance at end of period	$309	$176	$309	$176

(a)	Additions and disposals resulted from exchange of certain SIV securities for the underlying investment securities in the third quarter of 2010.
(b)	Primarily represents changes in projected future cash flows on certain investment securities.
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

36	U.S. Bancorp

The following table summarizes other-than-temporary impairment by investment category:

	2010			2009
	Losses			Losses
Three Months Ended September 30	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$(1)	$(2)	$(1)	$(23)	$(24)
Non-prime	(13)	(11)	(24)	(41)	(45)	(86)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	(1)	–	(1)	(6)	(7)	(13)
Other	(2)	2	–	(9)	4	(5)
Perpetual preferred securities	(1)		(1)	(16)	–	(16)
Corporate debt securities	–	–	–	(4)	–	(4)

Total available-for-sale	$(18)	$(10)	$(28)	$(77)	$(71)	$(148)

	2010			2009
	Losses			Losses
Nine Months Ended September 30	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Held-to-maturity
Asset-backed securities
Other	$(2)	$–	$(2)	$–	$–	$–

Total held-to-maturity	$(2)	$–	$(2)	$–	$–	$–

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(4)	$(11)	$(15)	$(9)	$(152)	$(161)
Non-prime	(59)	(54)	(113)	(118)	(244)	(362)
Commercial	–	–	–	(1)	(1)	(2)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	(6)	–	(6)	(11)	(7)	(18)
Other	(12)	4	(8)	(50)	(37)	(87)
Perpetual preferred securities	(1)	–	(1)	(223)	–	(223)
Corporate debt securities	–	–	–	(7)	–	(7)
Other debt securities	(1)	1	–	–	–	–

Total available-for-sale	$(83)	$(60)	$(143)	$(419)	$(441)	$(860)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company determined the other-than-temporary impairment recorded in earnings for securities other than perpetual preferred securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used at September 30, 2010 for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	4%	18%	13%	1%	12%	6%
Lifetime probability of default rates	–	9	2	2	20	9
Lifetime loss severity rates	38	100	49	37	70	57

U.S. Bancorp	37

Changes in the credit losses on non-agency mortgage-backed securities, including SIV-related investments, and other debt securities are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$382	$400	$335	$299
Credit losses on securities not previously considered other-than-temporarily impaired	3	17	18	92
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	15	44	67	104
Increases in expected cash flows	(4)	(2)	(17)	(29)
Realized losses	(19)	(3)	(44)	(10)
Credit losses on security sales and securities expected to be sold	–	(1)	–	(1)
Other	–	–	18	–

Balance at end of period	$377	$455	$377	$455

At September 30, 2010, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at September 30, 2010:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Mortgage-backed securities
Residential
Non-agency
Non-prime	$–	$–	$3	$–	$3	$–
Commercial	–	–	4	(6)	4	(6)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	85	(22)	85	(22)
Other	–	–	17	(8)	17	(8)
Obligations of state and political subdivisions	–	–	10	(1)	10	(1)
Corporate debt securities	–	–	99	(30)	99	(30)

Total held-to-maturity	$–	$–	$218	$(67)	$218	$(67)

Available-for-sale
U.S. Treasury and agencies	$–	$–	$1	$–	$1	$–
Mortgage-backed securities
Residential
Agency	3,558	(3)	57	–	3,615	(3)
Non-agency
Prime (a)	3	–	1,023	(136)	1,026	(136)
Non-prime	72	(9)	754	(289)	826	(298)
Commercial	5	–	3	–	8	–
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	23	(1)	10	(2)	33	(3)
Other	117	(1)	27	(12)	144	(13)
Obligations of state and political subdivisions	163	(1)	1,147	(34)	1,310	(35)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	–	–	971	(147)	971	(147)
Perpetual preferred securities	49	(1)	294	(52)	343	(53)
Other investments	–	–	4	(1)	4	(1)

Total available-for-sale	$3,996	$(16)	$4,291	$(673)	$8,287	$(689)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that

38	U.S. Bancorp

have unrealized losses are either corporate debt or non-agency mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At September 30, 2010, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

Note 4    Loans

The composition of the loan portfolio was as follows:

	September 30, 2010		December 31, 2009
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$41,565	21.4%	$42,255	21.7%
Lease financing	6,062	3.1	6,537	3.4

Total commercial	47,627	24.5	48,792	25.1
Commercial real estate
Commercial mortgages	26,421	13.6	25,306	13.0
Construction and development	7,897	4.0	8,787	4.5

Total commercial real estate	34,318	17.6	34,093	17.5
Residential mortgages
Residential mortgages	22,816	11.7	20,581	10.6
Home equity loans, first liens	5,771	3.0	5,475	2.8

Total residential mortgages	28,587	14.7	26,056	13.4
Retail
Credit card	16,490	8.5	16,814	8.6
Retail leasing	4,334	2.2	4,568	2.3
Home equity and second mortgages	19,222	9.9	19,439	10.0
Other retail
Revolving credit	3,488	1.8	3,506	1.8
Installment	5,630	2.9	5,455	2.8
Automobile	10,671	5.5	9,544	4.9
Student	5,212	2.6	4,629	2.4

Total other retail	25,001	12.8	23,134	11.9

Total retail	65,047	33.4	63,955	32.8

Total loans, excluding covered loans	175,579	90.2	172,896	88.8
Covered loans	19,038	9.8	21,859	11.2

Total loans	$194,617	100.0%	$194,755	100.0%

The Company had loans of $60.7 billion at September 30, 2010, and $55.6 billion at December 31, 2009, pledged at the Federal Home Loan Bank, and loans of $44.3 billion at September 30, 2010, and $44.2 billion at December 31, 2009, pledged at the Federal Reserve Bank.
Originated loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.3 billion at September 30, 2010, and December 31, 2009. In accordance with applicable authoritative accounting guidance effective for the Company January 1, 2009, all purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”).
Covered assets represent loans and other assets acquired from the FDIC subject to loss sharing agreements and included expected reimbursements from the FDIC of approximately $3.5 billion at September 30, 2010 and

U.S. Bancorp	39

$3.9 billion at December 31, 2009. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	September 30, 2010				December 31, 2009
	Purchased	Purchased			Purchased	Purchased
	impaired	nonimpaired	Other		impaired	nonimpaired	Other
(Dollars in Millions)	loans	loans	assets	Total	loans	loans	assets	Total
Commercial loans	$70	$295	$–	$365	$86	$443	$–	$529
Commercial real estate loans	2,357	6,311	–	8,668	3,035	6,724	–	9,759
Residential mortgage loans	3,833	1,717	–	5,550	4,712	1,918	–	6,630
Retail loans	–	953	–	953	30	978	–	1,008
Losses reimbursable by the FDIC	–	–	3,502	3,502	–	–	3,933	3,933

Covered loans	6,260	9,276	3,502	19,038	7,863	10,063	3,933	21,859
Foreclosed real estate	–	–	679	679	–	–	653	653

Total covered assets	$6,260	$9,276	$4,181	$19,717	$7,863	$10,063	$4,586	$22,512

At September 30, 2010, $.6 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $1.1 billion at December 31, 2009, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans in covered loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for loan losses.
Changes in the accretable balance for purchased impaired loans for the Downey Savings and Loan Association, F.A. PFF Bank and Trust, and First Bank of Oak Park Corporation, transactions were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$2,749	$2,074	$2,845	$2,719
Accretion	(103)	(82)	(308)	(265)
Disposals	(2)	(3)	(20)	(50)
Reclassifications (to)/from nonaccretable difference	156	94	316	(139)
Other	(4)	(17)	(37)	(199)

Balance at end of period	$2,796	$2,066	$2,796	$2,066

Net gains on the sale of loans of $105 million and $214 million for the three months ended September 30, 2010 and 2009, respectively, and $308 million and $583 million for the nine months ended September 30, 2010 and 2009, respectively, were included in noninterest income, primarily in mortgage banking revenue.

Note 5    Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, the sale or syndication of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. The guarantees provided to certain third parties in connection with the sale or syndication of certain assets, primarily loan portfolios and tax-advantaged investments, are further discussed in Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale

40	U.S. Bancorp

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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments.
As a result of adopting new accounting guidance, the Company consolidated certain community development and tax-advantaged investment entities on January 1, 2010 that it had not previously consolidated. The consolidation of these VIEs increased assets and liabilities by approximately $1.0 billion. The equity impact of consolidating these VIEs was a $9 million decrease, which represents the recognition of noncontrolling interests in the consolidated VIEs. At September 30, 2010, approximately $3.1 billion of the Company’s assets and liabilities related to community development and tax-advantaged investment entities VIEs. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt on the consolidated balance sheet. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized.
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
In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. Under accounting rules effective prior to January 1, 2010, the Company was not the primary beneficiary of the conduit as it did not absorb the majority of the conduit’s expected losses or residual returns. Under the new accounting guidance, the Company consolidated the conduit on January 1, 2010, because of its ability to manage the activities of the conduit. Consolidation of the conduit increased held-to-maturity investment securities $.6 billion, decreased loans $.7 billion, and reduced retained earnings $73 million. At September 30, 2010, $.5 billion of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit.
The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit and liquidity arrangements to the program. As a result, the Company has consolidated the program’s entities since its inception. At September 30, 2010, $5.6 billion of available-for-sale securities and $5.7 billion of short-term borrowings on the Company’s consolidated balance sheet were related to the tender option bond program, unchanged from December 31, 2009.
The Company is not required to consolidate other VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $43 million, with an aggregate amount of approximately $2.1 billion at September 30, 2010, and from less than $1 million to $63 million, with an aggregate amount of $2.4 billion at December 31, 2009. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the balance sheet. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $5.0 billion at September 30, 2010, compared with $4.7 billion at December 31, 2009. This maximum exposure is determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

U.S. Bancorp	41

Note 6    Mortgage Servicing Rights

The Company serviced $165.9 billion of residential mortgage loans for others at September 30, 2010, and $150.8 billion at December 31, 2009. The net impact included in mortgage banking revenue of assumption changes on the fair value of mortgage servicing rights (“MSRs”) and fair value changes of derivatives used to offset MSR value changes was a net gain of $1 million and $67 million for the three months ended September 30, 2010, and 2009, respectively, and a net gain of $98 million and $114 million for the nine months ended September 30, 2010 and 2009, respectively. Loan servicing fees, not including valuation changes included in mortgage banking revenue, were $154 million and $131 million for the three months ended September 30, 2010 and 2009, respectively, and $439 million and $374 million for the nine months ended September 30, 2010 and 2009, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Balance at beginning of period	$1,543	$1,482	$1,749	$1,194
Rights purchased	10	16	48	91
Rights capitalized	149	254	398	686
Changes in fair value of MSRs:
Due to change in valuation assumptions (a)	(186)	(118)	(536)	(122)
Other changes in fair value (b)	(94)	(80)	(237)	(295)

Balance at end of period	$1,422	$1,554	$1,422	$1,554

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at September 30, 2010 was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$7	$1	$(1)	$(2)

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
A summary of the Company’s MSRs and related characteristics by portfolio at September 30, 2010 was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total
Servicing portfolio	$12,531	$26,969	$126,438	$165,938
Fair value	$162	$273	$987	$1,422
Value (bps) (a)	129	101	78	86
Weighted-average servicing fees (bps)	40	39	31	33
Multiple (value/weighted-average servicing fees)	3.23	2.59	2.52	2.61
Weighted-average note rate	5.82%	5.48%	5.39%	5.44%
Age (in years)	4.1	2.2	2.8	2.8
Expected life (in years)	6.7	3.8	3.7	4.0
Discount rate	11.9%	11.4%	10.4%	10.7%

(a)	Value is calculated as fair value divided by the servicing portfolio.

42	U.S. Bancorp

Note 7    Preferred Stock

At September 30, 2010 and December 31, 2009, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	September 30, 2010				December 31, 2009
	Shares Issued	Liquidation		Carrying	Shares Issued	Liquidation		Carrying
(Dollars in Millions)	and Outstanding	Preference	Discount	Amount	and Outstanding	Preference	Discount	Amount
Series A	5,746	$575	$145	$430	–	$–	$–	$–
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	20,000	500	–	500	20,000	500	–	500

Total preferred stock (a)	65,746	$2,075	$145	$1,930	60,000	$1,500	$–	$1,500

(a)	The par value of all shares issued and outstanding at September 30, 2010 and December 31, 2009, was $1.00 a share.
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

Note 8    Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2010	2009	2010	2009
Net income attributable to U.S. Bancorp	$908	$603	$2,343	$1,603
Preferred dividends	(33)	(19)	(70)	(209)
Equity portion of gain on ITS exchange transaction, net of tax	–	–	118	–
Accretion of preferred stock discount	–	–	–	(14)
Deemed dividend on preferred stock redemption	–	–	–	(154)
Earnings allocated to participating stock awards	(4)	(1)	(10)	(3)

Net income applicable to U.S. Bancorp common shareholders	$871	$583	$2,381	$1,223

Average common shares outstanding	1,913	1,908	1,911	1,832
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	7	9	9	8

Average diluted common shares outstanding	1,920	1,917	1,920	1,840

Earnings per common share	$.46	$.31	$1.25	$.67
Diluted earnings per common share	$.45	$.30	$1.24	$.66

Options and warrants to purchase 65 million and 70 million common shares for the three months ended September 30, 2010 and 2009, respectively, and 56 million and 75 million common shares for the nine months ended September 30, 2010 and 2009, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

U.S. Bancorp	43

Note 9    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$24	$20	$2	$1	$70	$60	$6	$4
Interest cost	38	38	3	2	116	114	8	8
Expected return on plan assets	(54)	(54)	(2)	(1)	(161)	(161)	(4)	(4)
Prior service (credit) cost and transition (asset) obligation amortization	(3)	(2)	–	–	(9)	(5)	–	–
Actuarial (gain) loss amortization	16	13	(1)	(1)	48	37	(4)	(5)

Net periodic benefit cost	$21	$15	$2	$1	$64	$45	$6	$3

Note 10    Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Federal
Current	$313	$327	$768	$1,011
Deferred	(123)	(282)	(266)	(802)

Federal income tax	190	45	502	209
State
Current	82	67	143	152
Deferred	(12)	(26)	(25)	(74)

State income tax	70	41	118	78

Total income tax provision	$260	$86	$620	$287

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Tax at statutory rate	$403	$242	$1,025	$673
State income tax, at statutory rates, net of federal tax benefit	46	27	77	51
Tax effect of
Tax credits	(114)	(134)	(324)	(285)
Tax-exempt income	(56)	(52)	(161)	(150)
Noncontrolling interests	5	(1)	12	(11)
Other items	(24)	4	(9)	9

Applicable income taxes	$260	$86	$620	$287

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2010, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax liability was $288 million at September 30, 2010, and $190 million at December 31, 2009.

44	U.S. Bancorp

Note 11    Derivative Instruments

The Company recognizes all derivatives in the consolidated balance sheet at fair value as other assets or liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a hedge of the fair value of a recognized asset or liability (“fair value hedge”); a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”); or a customer accommodation or an economic hedge for asset/liability risk management purposes (“free-standing derivative”).
Of the Company’s $57.1 billion of total notional amount of asset and liability management positions at September 30, 2010, $8.8 billion was designated as a fair value, cash flow or net investment hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the nine months ended September 30, 2010, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At September 30, 2010, the Company had $531 million of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss). The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2010 and the next 12 months is a loss of $35 million and $134 million, respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the nine months ended September 30, 2010, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The net amount of related gains or losses included in the cumulative translation adjustment for the nine months ended September 30, 2010 was not material.

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

U.S. Bancorp	45

The following table provides information on the fair value of the Company’s derivative positions:

	September 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
(Dollars in Millions)	Derivatives	Derivatives	Derivatives	Derivatives
Total fair value of derivative positions	$2,186	$2,708	$1,582	$1,854
Netting (a)	(287)	(1,703)	(421)	(995)

Total	$1,899	$1,005	$1,161	$859

Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At September 30, 2010, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $92 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $1.5 billion. At December 31, 2009, the amount of cash collateral posted by counterparties that was netted against derivative assets was $116 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $691 million.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
September 30, 2010
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,175	$105	55.88	$–	$–	–
Foreign exchange cross-currency swaps	1,363	100	6.42	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	873	5.28
Net investment hedges
Foreign exchange forward contracts	–	–	–	492	23	.08
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,338	115	.08	3,884	2	.04
Sell	5,378	8	.11	12,973	102	.10
Options
Purchased	1,000	–	.11	–	–	–
Written	5,824	91	.14	9	–	.15
Foreign exchange forward contracts	391	1	.09	329	2	.09
Equity contracts	23	1	.83	31	1	2.53
Credit contracts	790	4	2.93	1,313	1	2.67
December 31, 2009
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	3,235	70	32.71	1,950	32	20.52
Foreign exchange cross-currency swaps	1,864	272	6.81	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	8,363	556	3.58
Net investment hedges
Foreign exchange forward contracts	536	15	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,250	6	.07	9,862	190	.05
Sell	7,533	91	.11	1,260	3	.06
Options
Purchased	5,250	–	.06	–	–	–
Written	2,546	9	.08	594	2	.09
Foreign exchange forward contracts	113	1	.08	293	2	.08
Equity contracts	27	2	1.58	29	1	.29
Credit contracts	863	2	3.68	1,261	1	3.05

46	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
September 30, 2010
Interest rate contracts
Receive fixed/pay floating swaps	$17,835	$1,350	4.66	$100	$1	6.47
Pay fixed/receive floating swaps	155	1	4.72	17,781	1,316	4.71
Options
Purchased	1,868	9	1.80	115	21	.61
Written	603	21	.40	1,380	9	2.31
Foreign exchange rate contracts
Forwards, spots and swaps (a)	8,017	372	.59	7,856	349	.61
Options
Purchased	246	8	.44	–	–	–
Written	–	–	–	246	8	.44
December 31, 2009
Interest rate contracts
Receive fixed/pay floating swaps	18,700	854	4.46	1,083	19	7.00
Pay fixed/receive floating swaps	1,299	24	7.36	18,490	821	4.45
Options
Purchased	1,841	20	1.68	231	12	.85
Written	477	12	.56	1,596	20	1.90
Foreign exchange rate contracts
Forwards, spots and swaps (a)	5,607	193	.46	5,563	184	.45
Options
Purchased	311	11	.64	–	–	–
Written	–	–	–	311	11	.64

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Gains (Losses)				Gains (Losses)
	Gains (Losses) Recognized		Reclassified from Other		Gains (Losses) Recognized		Reclassified from Other
	in Other Comprehensive		Comprehensive Income		in Other Comprehensive		Comprehensive Income
	Income (Loss)		(Loss) into Earnings		Income (Loss)		(Loss) into Earnings
(Dollars in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$(77)	$(12)	$(34)	$(54)	$(204)	$236	$(113)	$(164)
Net investment hedges
Foreign exchange forward contracts	(53)	(23)	–	–	(36)	(32)	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months and nine months ended September 30, 2010 and 2009.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income (expense) on long-term debt.

U.S. Bancorp	47

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

		Gains (Losses) Recognized in Earnings
		Three Months Ended
	Location of	September 30,		Nine Months Ended September 30,
	Gains (Losses)
(Dollars in Millions)	Recognized in Earnings	2010	2009	2010	2009
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$20	$(31)	$(64)	$(136)
Foreign exchange cross-currency swaps	Other noninterest income	80	97	(151)	148
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	286	(10)	555	263
Purchased and written options	Mortgage banking revenue	183	87	374	244
Foreign exchange forward contracts	Commercial products revenue	(14)	(30)	(5)	(50)
Equity contracts	Compensation expense	1	(8)	3	(22)
Credit contracts	Other noninterest income/expense	–	(5)	–	30
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	213	142	567	(429)
Pay fixed/receive floating swaps	Other noninterest income	(216)	(143)	(565)	458
Purchased and written options	Other noninterest income	1	–	1	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	13	9	34	37
Purchased and written options	Commercial products revenue	1	–	1	1

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(18) million and $(80) million for the three months ended September 30, 2010, respectively, and $30 million and $(96) million for the three months ended September 30, 2009, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $65 million and $150 million for the nine months ended September 30, 2010, respectively, and $133 million and $(146) million for the nine months ended September 30, 2009, respectively. The ineffective portion was immaterial for the three months and nine months ended September 30, 2010 and 2009.
Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk based on its assessment of the probability of counterparty default and includes that within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into master netting agreements where possible and by requiring collateral agreements which allow the Company to call for immediate, full collateral coverage when credit-rating thresholds are triggered by counterparties.
The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at September 30, 2010, was $2.0 billion. At September 30, 2010, the Company had $1.5 billion of cash posted as collateral against this net liability position.

Note 12    Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, available-for-sale investment securities, certain mortgage loans held for sale (“MLHFS”) and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value measurements typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between

48	U.S. Bancorp

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
When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the third quarter and first nine months of 2010 and 2009, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels, except for the transfer of non-agency mortgage-backed securities from Level 2 to Level 3 in the first quarter of 2009, as discussed below.
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
For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar securities where a price for the identical security is not observable. Prices are verified, where possible, to prices of observable market trades as obtained from independent sources. Securities measured at fair value by such methods are classified within Level 2.
The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3. Securities classified within Level 3 include non-agency mortgage-backed securities, SIV-related, commercial mortgage-backed and asset-backed securities, collateralized debt obligations and collateralized loan obligations, and certain corporate debt securities. Beginning in the first quarter of 2009, due to the limited number of trades of non-agency mortgage-backed securities and lack of reliable evidence about transaction prices, the Company determines the fair value of these securities using a cash flow methodology and incorporating observable market information, where available. The use of a cash flow methodology resulted in the Company transferring some non-agency mortgage-backed securities to Level 3 in the first quarter of 2009. This transfer did not

U.S. Bancorp	49

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

The following table shows the valuation assumption ranges for Level 3 available-for-sale non-agency mortgage-backed securities at September 30, 2010:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	4%	28%	13%	1%	13%	6%
Lifetime probability of default rates	–	14	1	–	20	8
Lifetime loss severity rates	–	100	44	10	88	56
Discount margin	3	28	6	3	30	12

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $26 million net loss and $206 million net gain, for the third quarter of 2010 and 2009, respectively, and $100 million and $171 million of net gains for the first nine months of 2010 and 2009, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $8.2 billion as of September 30, 2010, which exceeded the unpaid principal balance by $322 million as of that date. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Mortgage servicing rights MSRs are valued using a cash flow methodology and third party prices, if available. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third party appraisals. Risks inherent in MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.

Derivatives Exchange-traded derivatives are measured at fair value based on quoted market (i.e., exchange) prices. Because prices are available for the identical instrument in an active market, these fair values are classified within Level 1 of the fair value hierarchy.
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

50	U.S. Bancorp

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

U.S. Bancorp	51

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2010
Available-for-sale securities

U.S. Treasury and agencies	$9	$1,547	$–	$–	$1,556
Mortgage-backed securities

Residential

Agency	–	34,813	–	–	34,813
Non-agency
Prime	–	–	1,169	–	1,169
Non-prime	–	–	945	–	945
Commercial	–	–	50	–	50
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	94	149	–	243
Other	–	587	130	–	717
Obligations of state and political subdivisions	–	6,957	–	–	6,957
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	997	9	–	1,006
Perpetual preferred securities	–	475	–	–	475
Other investments	189	3	277	–	469

Total available-for-sale	198	45,479	2,729	–	48,406
Mortgage loans held for sale	–	8,198	–	–	8,198
Mortgage servicing rights	–	–	1,422	–	1,422
Derivative assets	–	714	1,472	(287)	1,899
Other assets	–	487	–	–	487

Total	$198	$54,878	$5,623	$(287)	$60,412

Derivative liabilities	$–	$2,668	$40	$(1,703)	$1,005
Other liabilities	–	477	–	–	477

Total	$–	$3,145	$40	$(1,703)	$1,482

December 31, 2009
Available-for-sale securities
U.S. Treasury and agencies	$9	$3,395	$–	$–	$3,404
Mortgage-backed securities
Residential
Agency	–	29,742	–	–	29,742
Non-agency
Prime	–	–	1,429	–	1,429
Non-prime	–	–	968	–	968
Commercial	–	–	13	–	13
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	107	98	–	205
Other	–	–	357	–	357
Obligations of state and political subdivisions	–	6,693	–	–	6,693
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	868	10	–	878
Perpetual preferred securities	–	423	–	–	423
Other investments	372	–	231	–	603

Total available-for-sale	381	41,234	3,106	–	44,721
Mortgage loans held for sale	–	4,327	–	–	4,327
Mortgage servicing rights	–	–	1,749	–	1,749
Derivative assets	–	713	869	(421)	1,161
Other assets	–	247	–	–	247

Total	$381	$46,521	$5,724	$(421)	$52,205

Derivative liabilities	$–	$1,800	$54	$(995)	$859
Other liabilities	–	256	–	–	256

Total	$–	$2,056	$54	$(995)	$1,115

52	U.S. Bancorp

The following tables present the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

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
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,197	$1		$22	$(51)	$–	$1,169	$22
Non-prime	907	(9)		36	11	–	945	36
Commercial	15	1		1	33	–	50	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	75	3		2	69	–	149	2
Other	328	3		8	(209)	–	130	8
Corporate debt securities	10	(1)		–	–	–	9	–
Other securities and investments	266	2		16	(7)	–	277	16

Total available-for-sale	2,798	–	(a)	85	(154)	–	2,729	85
Mortgage servicing rights	1,543	(280	)(b)	–	159	–	1,422	(280	)(b)
Net derivative assets and liabilities	1,294	364	(c)	–	(226)	–	1,432	(213	)(d)

2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$2,431	$1		$110	$(513)	$–	$2,029	$105
Non-prime	1,058	(40)		46	(51)	–	1,013	46
Commercial	15	–		–	(2)	–	13	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	84	–		–	17	–	101	–
Other	435	(8)		7	(48)	–	386	8
Corporate debt securities	10	–		–	–	–	10	–

Total available-for-sale	4,033	(47	)(e)	163	(597)	–	3,552	159
Mortgage servicing rights	1,482	(198	)(b)	–	270	–	1,554	(198	)(b)
Net derivative assets and liabilities	968	193	(f)	–	(16)	–	1,145	(329	)(g)

(a)	Approximately $(18) million included in securities gains (losses) and $18 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $(66) million included in other noninterest income and $430 million included in mortgage banking revenue.
(d)	Approximately $172 million included in other noninterest income and $(385) million included in mortgage banking revenue.
(e)	Approximately $(52) million included in securities gains (losses) and $5 million included in interest income.
(f)	Approximately $(40) million included in other noninterest income and $233 million included in mortgage banking revenue.
(g)	Approximately $(149) million included in other noninterest income and $(180) million included in mortgage banking revenue.

U.S. Bancorp	53

				Net Gains				Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Nine Months Ended September 30,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,429	$1		$72	$(333)	$–	$1,169	$66
Non-prime	968	(46)		104	(81)	–	945	104
Commercial	13	1		3	33	–	50	2
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	98	3		–	48	–	149	3
Other	357	(2)		6	(231)	–	130	7
Corporate debt securities	10	(1)		–	–	–	9	–
Other securities and investments	231	4		63	(21)	–	277	63

Total available-for-sale	3,106	(40	)(a)	248	(585)	–	2,729	245
Mortgage servicing rights	1,749	(773	)(b)	–	446	–	1,422	(773	)(b)
Net derivative assets and liabilities	815	856	(c)	–	(239)	–	1,432	(178	)(d)

2009
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$183	$(4)		$477	$(875)	$2,248	$2,029	$465
Non-prime	1,022	(115)		127	(154)	133	1,013	5
Commercial	17	(1)		(1)	(3)	1	13	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	86	(4)		4	11	4	101	4
Other	523	(48)		(30)	(62)	3	386	(127)
Corporate debt securities	13	(3)		–	–	–	10	–

Total available-for-sale	1,844	(175	)(e)	577	(1,083)	2,389	3,552	346
Mortgage servicing rights	1,194	(417	)(b)	–	777	–	1,554	(416	)(b)
Net derivative assets and liabilities	1,698	(446	)(f)	–	(108)	1	1,145	(61	)(g)

(a)	Approximately $(85) million included in securities gains (losses) and $45 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $(20) million included in other noninterest income and $876 million included in mortgage banking revenue.
(d)	Approximately $504 million included in other noninterest income and $(682) million included in mortgage banking revenue.
(e)	Approximately $(187) million included in securities gains (losses) and $12 million included in interest income.
(f)	Approximately $(961) million included in other noninterest income and $515 million included in mortgage banking revenue.
(g)	Approximately $458 million included in other noninterest income and $(519) million included in mortgage banking revenue.

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

	September 30, 2010				December 31, 2009
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans held for sale (a)	$–	$–	$–	$–	$–	$276	$–	$276
Loans (b)	–	213	1	214	–	235	5	240
Other real estate owned (c)	–	261	–	261	–	183	–	183
Other intangible assets	–	–	–	–	–	–	3	3

(a)	Represents the carrying value of loans held for sale for which adjustments are based on what secondary markets are currently offering for portfolios with similar characteristics.
(b)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(c)	Represents the fair value of foreclosed properties that were measured at fair value based on the appraisal value of the collateral subsequent to their initial acquisition.

54	U.S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2010	2009	2010	2009
Loans held for sale	$–	$1	$–	$2
Loans (a)	67	72	280	217
Other real estate owned (b)	97	60	212	124
Other intangible assets	–	–	–	1

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2010			December 31, 2009
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$8,198	$7,876	$322	$4,327	$4,264	$63
Nonaccrual loans	12	18	(6)	–	–	–
Loans 90 days or more past due	7	7	–	23	30	(7)

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of September 30, 2010 and December 31, 2009, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$4,470	$4,470	$6,206	$6,206
Investment securities held-to-maturity	557	503	47	48
Mortgages held for sale (a)	4	4	29	29
Other loans held for sale	236	236	416	416
Loans	189,296	190,363	189,676	184,157
Financial Liabilities
Deposits	187,406	188,144	183,242	183,504
Short-term borrowings	34,341	34,772	31,312	31,674
Long-term debt	30,353	31,296	32,580	32,808

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $370 million and $356 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of other guarantees was $326 million and $285 million at September 30, 2010 and December 31, 2009, respectively.

U.S. Bancorp	55

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
At September 30, 2010, the carrying amount of the Company’s liability related to the remaining Visa Litigation matters was $91 million. Class B shares are non-transferable, except for transfers to other Visa U.S.A. member banks. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares in 2011 or upon resolution of the Visa Litigation, whichever is later.
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2010:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$123	$18,782
Third-party borrowing arrangements	–	132
Securities lending indemnifications	–	7,362
Asset sales (a)	147	1,417
Merchant processing	64	72,651
Other guarantees	3	5,778
Other contingent liabilities	21	2,307

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.

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

56	U.S. Bancorp

tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2010, the value of airline tickets purchased to be delivered at a future date was $4.8 billion. The Company held collateral of $474 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to government-sponsored enterprises (“GSEs”) as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2010, the Company had reserved $147 million for potential losses from representation and warranty obligations. The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Checking Account Overdraft Fee Litigation The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment, however, no class has been certified. The court has denied a motion by the Company to dismiss these cases. The Company believes it has meritorious defenses against these matters, including class certification. As these cases are in the early stages and no damages have been specified, no specific loss or range of loss can be determined currently.

Other The Company is subject to various other litigation, investigations and legal and administrative cases and proceedings that arise in the ordinary course of its businesses. Due to their complex nature, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, the Company believes that the aggregate amount of such liabilities will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 14    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2010 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized in the consolidated financial statements.

U.S. Bancorp	57

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended September 30,
	2010			2009
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$47,870	$441	3.69%	$42,558	$414	3.89%	12.5%
Loans held for sale	6,465	71	4.43	7,359	87	4.74	(12.1)
Loans (b)
Commercial	46,784	501	4.26	51,222	513	3.98	(8.7)
Commercial real estate	34,190	390	4.52	33,829	367	4.30	1.1
Residential mortgages	27,890	361	5.17	24,405	343	5.62	14.3
Retail	64,369	1,082	6.67	62,224	1,047	6.67	3.4

Total loans, excluding covered loans	173,233	2,334	5.35	171,680	2,270	5.25	.9
Covered loans	19,308	240	4.93	10,288	115	4.40	87.7

Total loans	192,541	2,574	5.31	181,968	2,385	5.21	5.8
Other earning assets	5,040	46	3.61	2,226	23	4.06	*

Total earning assets	251,916	3,132	4.95	234,111	2,909	4.94	7.6
Allowance for loan losses	(5,406)			(4,673)			(15.7)
Unrealized gain (loss) on available-for-sale securities	475			(1,318)			*
Other assets	39,075			36,291			7.7

Total assets	$286,060			$264,411			8.2

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$39,732			$36,982			7.4
Interest-bearing deposits
Interest checking	39,308	19	.19	38,218	21	.22	2.9
Money market savings	38,005	31	.33	33,387	37	.43	13.8
Savings accounts	22,008	32	.59	13,824	19	.55	59.2
Time certificates of deposit less than $100,000	16,024	75	1.86	16,985	115	2.69	(5.7)
Time deposits greater than $100,000	27,583	74	1.06	26,966	107	1.58	2.3

Total interest-bearing deposits	142,928	231	.64	129,380	299	.92	10.5
Short-term borrowings	36,303	151	1.65	28,025	140	1.97	29.5
Long-term debt	29,422	273	3.70	36,797	313	3.38	(20.0)

Total interest-bearing liabilities	208,653	655	1.25	194,202	752	1.54	7.4
Other liabilities	8,003			7,838			2.1
Shareholders’ equity
Preferred equity	1,930			1,500			28.7
Common equity	26,957			23,179			16.3

Total U.S. Bancorp shareholders’ equity	28,887			24,679			17.1
Noncontrolling interests	785			710			10.6

Total equity	29,672			25,389			16.9

Total liabilities and equity	$286,060			$264,411			8.2%

Net interest income		$2,477			$2,157

Gross interest margin			3.70%			3.40%

Gross interest margin without taxable-equivalent increments			3.62			3.31

Percent of Earning Assets
Interest income			4.95%			4.94%
Interest expense			1.04			1.27

Net interest margin			3.91%			3.67%

Net interest margin without taxable-equivalent increments			3.83%			3.58%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

58	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Nine Months Ended September 30,
	2010			2009
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$47,080	$1,326	3.76%	$42,357	$1,334	4.20%	11.2%
Loans held for sale	4,824	162	4.49	6,222	221	4.74	(22.5)
Loans (b)
Commercial	46,798	1,472	4.20	53,787	1,570	3.90	(13.0)
Commercial real estate	34,165	1,137	4.45	33,653	1,085	4.31	1.5
Residential mortgages	27,045	1,059	5.22	24,096	1,027	5.69	12.2
Retail	63,794	3,207	6.72	61,526	3,050	6.63	3.7

Total loans, excluding covered loans	171,802	6,875	5.35	173,062	6,732	5.20	(.7)
Covered loans	20,390	745	4.88	10,775	370	4.58	89.2

Total loans	192,192	7,620	5.30	183,837	7,102	5.16	4.5
Other earning assets	5,312	119	2.98	2,143	65	4.02	*

Total earning assets	249,408	9,227	4.94	234,559	8,722	4.97	6.3
Allowance for loan losses	(5,387)			(4,233)			(27.3)
Unrealized gain (loss) on available-for-sale securities	19			(1,913)			*
Other assets	39,016			37,166			5.0

Total assets	$283,056			$265,579			6.6

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$39,223			$36,800			6.6
Interest-bearing deposits
Interest checking	39,599	56	.19	35,906	57	.21	10.3
Money market savings	39,710	101	.34	29,541	108	.49	34.4
Savings accounts	20,038	87	.58	12,160	49	.54	64.8
Time certificates of deposit less than $100,000	17,105	230	1.80	17,691	366	2.76	(3.3)
Time deposits greater than $100,000	27,162	222	1.09	31,293	357	1.53	(13.2)

Total interest-bearing deposits	143,614	696	.65	126,591	937	.99	13.4
Short-term borrowings	33,727	420	1.66	29,278	422	1.93	15.2
Long-term debt	30,696	822	3.58	37,780	1,007	3.56	(18.8)

Total interest-bearing liabilities	208,037	1,938	1.25	193,649	2,366	1.63	7.4
Other liabilities	7,477			7,855			(4.8)
Shareholders’ equity
Preferred equity	1,678			5,438			(69.1)
Common equity	25,904			21,121			22.6

Total U.S. Bancorp shareholders’ equity	27,582			26,559			3.9
Noncontrolling interests	737			716			2.9

Total equity	28,319			27,275			3.8

Total liabilities and equity	$283,056			$265,579			6.6%

Net interest income		$7,289			$6,356

Gross interest margin			3.69%			3.34%

Gross interest margin without taxable-equivalent increments			3.61			3.26

Percent of Earning Assets
Interest income			4.94%			4.97%
Interest expense			1.04			1.35

Net interest margin			3.90%			3.62%

Net interest margin without taxable-equivalent increments			3.82%			3.54%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	59

Part II — Other Information

Item 1A. Risk Factors — The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. This legislation will have an adverse impact on the Company’s financial results upon full implementation. Among other impacts, this legislation establishes a Consumer Financial Protection Bureau, changes the base for deposit insurance assessments, introduces regulatory rate-setting for interchange fees charged to merchants for debit card transactions, and excludes certain instruments currently included in determining the Tier 1 regulatory capital ratio. The capital instrument exclusion will be phased-in over a three-year period beginning in 2013. As of September 30, 2010, the instruments subject to that exclusion increase the Company’s Tier 1 capital ratio by 1.4 percent. Most of the legislation’s other provisions require rulemaking by various regulatory agencies. The Company cannot currently quantify the future impact of this legislation and the related future rulemaking, but expects them to have a detrimental impact on revenues and expenses once fully implemented.

There are a number of other factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2010.

Item 6.	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

60	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Craig E. Gifford
Craig E. Gifford
Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: November 8, 2010

U.S. Bancorp	61

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2010	September 30, 2010
Earnings
1.	Net income attributable to U.S. Bancorp		$908	$2,343
2.	Applicable income taxes, including interest expense related to unrecognized tax positions		260	620

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,168	$2,963

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$422	$1,236
	b.	Portion of rents representative of interest and amortization of debt expense	24	76

	c.	Fixed charges excluding interest on deposits (4a + 4b)	446	1,312
	d.	Interest on deposits	231	696

	e.	Fixed charges including interest on deposits (4c + 4d)	$677	$2,008

5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,614	4,275
7.	Earnings including interest on deposits (3 + 4e + 5)		1,845	4,971
8.	Fixed charges excluding interest on deposits (4c)		446	1,312
9.	Fixed charges including interest on deposits (4e)		677	2,008
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		3.62	3.26
11.	Including interest on deposits (line 7/line 9)		2.73	2.48

*	Excludes interest expense related to unrecognized tax positions.

62	U.S. Bancorp

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: November 8, 2010

U.S. Bancorp	63

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: November 8, 2010

64	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 8, 2010

U.S. Bancorp	65

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