Form 10-K
period 2010-12-31
US BANCORP \DE\
filed 2011-02-28
CIK 36104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(651) 446-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series D Non-Cumulative Preferred Stock, par value $1.00)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42.8 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	January 31, 2011

Common Stock, $.01 par value per share	1,921,945,830 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010 (2010 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2011 (Proxy Statement)	Part III

PART I
PART II
PART IV
SIGNATURES
EX-10.11.L
EX-10.13.C
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

General Business Description

U.S. Bancorp (“U.S. Bancorp” or the “Company”) is a multi-state financial services holding company headquartered in Minneapolis, Minnesota. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and ATM processing, mortgage banking, insurance, brokerage and leasing.

U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $53 million to $211 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and within certain niche national venues. Lending services include traditional credit products as well as credit card services, financing and import/export trade, asset-backed lending, agricultural finance and other products. Leasing products are offered through bank leasing subsidiaries. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets, and mutual fund processing services to a broad range of mutual funds.

Banking and investment services are provided through a network of 3,031 banking offices principally operating in the Midwest and West regions of the United States. The Company operates a network of 5,310 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Consumer lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources, and a consumer finance division. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Affiliates of Elavon provide similar merchant services in Canada and segments of Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2010, U.S. Bancorp employed 60,584 people.

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

Government Policies

The operations of the Company’s various operating units are affected by federal and state legislative changes and by policies of various regulatory authorities, including those of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

Supervision and Regulation

U.S. Bancorp and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (the “FDIC”), consumers and the banking system as a whole, and not necessarily for investors in bank holding companies such as the Company.

This section summarizes certain provisions of the principal laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described below.

Substantial changes to the regulation of bank holding companies and their subsidiaries will also be forthcoming from the bank regulatory agencies as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company and its subsidiaries.

Dodd-Frank Act  The Dodd-Frank Act was enacted into law on July 21, 2010. The Dodd-Frank Act significantly changes the regulatory framework for financial services companies, and requires significant rulemaking and numerous studies and reports over the next several years. Among other things, it creates a new Financial Stability Oversight Council with broad authority to make recommendations or require enhanced prudential standards and more stringent supervision for large bank holding companies and certain non-bank financial services companies. The Dodd-Frank Act provides regulators with the power to require a company to sell or transfer assets and terminate activities, if they determine that the size or scope of the company’s activities pose a threat to the safety and soundness of the company or the financial stability of the United States.

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, which has broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. In addition, the Dodd-Frank Act does the following: creates a new structure for resolving troubled or failed financial institutions; requires certain over-the-counter derivative transactions to be cleared in a central clearinghouse and/or effected on an exchange; revises the assessment base for the calculation of the FDIC insurance assessments; restricts the amount of interchange fees on debit card transactions; restricts securities trading activities and support for and investments in private funds; increases capital requirements; and enhances the regulation of consumer mortgage banking and predatory lending activities. The Dodd-Frank Act also limits the pre-emption of local laws applicable to national banks.

In addition to the Dodd-Frank Act, other legislative proposals have been made both domestically and internationally. Among other things, these proposals include additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Federal Reserve Regulation  The Company elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (the “GLBA”). Under the GLBA’s system of “functional regulation,” the Board of Governors of the Federal Reserve System (the “Federal Reserve”) acts as an “umbrella regulator” for the Company, and certain of the Company’s subsidiaries are regulated directly by additional agencies based on the particular activities of those subsidiaries. The Company’s banking subsidiaries are regulated by the Office of the Comptroller of the Currency (the “OCC”) and also by the Federal Reserve and the FDIC in certain areas. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of a bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments and certain types of activities.

If a financial holding company or a depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and managerial requirements on the financial holding company, and place limitations on its ability to conduct all of the business activities that financial holding companies are generally permitted to conduct. See “Permissible Business

Activities” below. If the failure to meet these standards persists, a financial holding company may be required to divest its depository institution subsidiaries, or cease all activities other than those activities that may be conducted by bank holding companies that are not financial holding companies.

Federal Reserve regulations also provide that, if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in the additional activities in which only financial holding companies may engage. See “Community Reinvestment Act” below. At December 31, 2010, the Company’s depository-institution subsidiaries met the capital, management and CRA requirements necessary to permit the Company to conduct the broader activities permitted for financial holding companies under the GLBA.

The Dodd-Frank Act codified existing Federal Reserve policy requiring the Company to act as a source of financial strength to its bank subsidiaries, and to commit resources to support these subsidiaries in circumstances where it might not otherwise do so. However, because the GLBA provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the Federal Reserve from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that is at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

Permissible Business Activities  As a financial holding company, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include the following: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and that do not pose a safety and soundness risk.

The Company generally does not need Federal Reserve approval to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. However, the Dodd-Frank Act added a provision requiring that approval if the total consolidated assets to be acquired exceed $10 billion. Financial holding companies are also required to obtain the approval of the Federal Reserve before they may acquire more than 5 percent of the voting shares or substantially all of the assets of an unaffiliated bank holding company, bank or savings association.

Interstate Banking  Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years). Also, such an acquisition is not permitted if the bank holding company controls, prior to or following the proposed acquisition, more than 10 percent of the total amount of deposits of insured depository institutions nationwide, or, if the acquisition is the bank holding company’s initial entry into the state, more than 30 percent of the deposits of insured depository institutions in the state (or any lesser or greater amount set by the state).

The Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. Under the Dodd-Frank Act, banks are permitted to establish new branches in another state to the same extent as banks chartered in the other state.

Regulatory Approval for Acquisitions  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the following: the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA); and the effectiveness of the acquiring institution in combating money laundering activities. In addition, under the Dodd-Frank Act, approval of interstate transactions requires that the acquiror satisfy regulatory standards for well capitalized and well managed institutions.

Dividend Restrictions  The Company is a legal entity separate and distinct from its subsidiaries. Typically, the majority of the Company’s operating funds are received in the form of dividends paid to the Company by U.S. Bank National Association, its principal banking subsidiary. Federal law imposes limitations on the payment of dividends by national banks.

Dividends payable by U.S. Bank National Association, U.S. Bank National Association ND and the Company’s trust bank subsidiaries, as national banking associations, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 23 of the Notes to Consolidated Financial Statements included in the Company’s 2010 Annual Report for the amount of dividends that the Company’s principal banking subsidiaries could pay to the Company at December 31, 2010, without the approval of their banking regulators.

In addition to the dividend restrictions described above, the OCC, the Federal Reserve and the FDIC have authority to prohibit or limit the payment of dividends by the banking organizations they supervise (including the Company and its bank subsidiaries), if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. Subject to exceptions for well capitalized and well managed holding companies, Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10 percent of consolidated net worth for any 12-month period.

In addition, Federal Reserve policy on the payment of dividends, stock redemptions and stock repurchases requires that bank holding companies consult with and inform the Federal Reserve in advance of doing any of the following: declaring and paying dividends that could raise safety and soundness concerns (e.g., declaring and paying dividends that exceed earnings for the period for which dividends are being paid); redeeming or repurchasing capital instruments when experiencing financial weakness; and redeeming or repurchasing common stock and perpetual preferred stock, if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.

In November 2010, the Federal Reserve issued an addendum to its policy on dividends, stock redemptions and stock repurchases that is specifically applicable to the 19 largest bank holding companies (including the Company) that are covered by the Supervisory Capital Assessment Program (“SCAP”). The addendum provides for Federal Reserve review of dividend increases, implementation of capital repurchase programs and other capital repurchases or redemptions. The addendum also requires that holding companies subject to SCAP prepare and file a comprehensive capital plan that includes a stress testing framework. These plans will be evaluated by the Federal Reserve based on the holding company’s risk profile, currently applicable capital standards and the reasonableness of plans to address future capital standards, including Basel III (discussed below) and relevant requirements under the Dodd-Frank Act.

Capital Requirements  Federal banking regulators have adopted risk-based capital and leverage guidelines that require the capital-to-assets ratios of financial institutions to meet certain minimum standards. The risk-based capital ratio is calculated by allocating assets and specified off-balance sheet financial instruments into risk weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), and is used to determine the amount of a financial institution’s total risk-weighted assets (“RWA”).

Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to RWA) of 8 percent and a Tier 1 capital ratio (Tier 1 capital to RWA) of 4 percent. At December 31, 2010, the Company’s consolidated total capital ratio was 13.3 percent and its Tier 1 capital ratio was 10.5 percent. For a further description of these guidelines, see Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is 3 percent for bank holding companies that are considered “strong” under Federal Reserve guidelines or which have implemented the Federal Reserve’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4 percent. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. At December 31, 2010, the Company’s leverage ratio was 9.1 percent.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the accord (“Basel II”). U.S. banking regulators published a final Basel II rule in December 2007, which requires the Company to implement Basel II at the holding company level, as well as at its key U.S. bank subsidiaries. A further revision to the accord was published in December 2010 (“Basel III”), with implementation to be phased in beginning in 2013. Although banking regulators have not yet issued regulations implementing Basel III, the domestic implementation of Basel III will increase the Company’s capital requirements.

The Dodd-Frank Act contained amendments to holding company capital requirements. These amendments effectively eliminated differences between the minimum capital requirements applicable to insured depository institutions and their holding companies by phasing out the use of hybrid debt instruments (such as trust preferred securities) in determining holding company regulatory capital.

For additional information regarding the Company’s regulatory capital, see Capital Management in the Company’s 2010 Annual Report on pages 53 to 54.

Federal Deposit Insurance Corporation Improvement Act  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution, if that institution does not meet certain capital adequacy standards.

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The regulations apply only to banks and not to bank holding companies such as the Company; however, subject to limitations that may be imposed pursuant to the GLBA, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan, and could be liable for civil money damages for failure to fulfill those guarantee commitments.

Deposit Insurance  Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate. A depository institution is assessed premiums by the FDIC based on its risk category and the amount of deposits held. Higher levels of banks failures have dramatically increased FDIC resolution costs and depleted the deposit insurance fund. In addition, in 2008, the amount of FDIC insurance coverage for insured deposits was generally increased from $100,000 per depositor account ownership type to $250,000.

In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC (a) imposed a special assessment in June 2009, (b) has increased assessment rates of insured institutions generally, and (c) required insured institutions to prepay on December 30, 2009 the premiums that were expected to become due for 2010, 2011 and 2012. In addition, the Dodd-Frank Act alters the assessment base for deposit insurance assessments from a deposit to an asset base, and seeks to fund part of the cost of the Dodd-Frank Act by increasing the deposit insurance reserve fund to 1.35 percent of estimated insured deposits. The Dodd-Frank Act also requires that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion. This provision effectively places the increased assessment costs on larger financial institutions such as the Company.

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000, and extended the unlimited insurance of non-interest bearing transaction accounts under the FDIC Transaction Account Guaranty program to January 1, 2013.

Powers of the FDIC Upon Insolvency of an Insured Institution  If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to (a) transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (b) enforce the terms of the depository institution’s contracts pursuant to their terms; or (c) repudiate or disaffirm any contracts (if the FDIC determines that performance of the contract is burdensome and that the repudiation or disaffirmation is necessary to promote the orderly administration of the depository institution). These provisions would be applicable to obligations and liabilities of the Company’s subsidiaries that are insured depository institutions, such as U.S. Bank National Association.

Depositor Preference  Under federal law, in the event of the liquidation or other resolution of an insured depository institution, the claims of a receiver of the institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including holders of publicly issued senior or subordinated debt and depositors in non-U.S. offices. As a result, those noteholders and depositors would be treated differently from, and could receive, if anything, substantially less than, the depositors in U.S. offices of the depository.

Orderly Liquidation of Bank Holding Companies  The Dodd-Frank Act provides for the orderly liquidation of certain financial services companies (including bank holding companies) through the appointment of the FDIC as receiver upon insolvency and the occurrence of certain other events. Although these provisions became effective upon enactment of the Dodd-Frank Act, only some of the regulations have been proposed, and none have been adopted, to date.

In preparation for the potential exercise of this authority, the FDIC created the Office of Complex Financial Institutions. Its duties include the continuous review and oversight of bank holding companies with assets of more than $100 billion. The Dodd-Frank Act also requires each bank holding company with $50 billion or more in assets to prepare a “living will” to facilitate the company’s rapid and orderly liquidation in the event of material financial distress or failure.

Liability of Commonly Controlled Institutions  An FDIC-insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with that institution being “in default” or “in danger of default” (commonly referred to as “cross-guarantee” liability). An FDIC claim for cross-guarantee liability against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against the depository institution.

Transactions with Affiliates  There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries may borrow or otherwise obtain funding from the Company’s banking subsidiaries, including U.S. Bank National Association and U.S. Bank National Association ND. Under the Federal Reserve Act and Regulation W of the Federal Reserve, the Company’s banking subsidiaries (and their subsidiaries) may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single affiliate, the aggregate amount of covered transactions may not exceed 10 percent of the capital stock and surplus of the banking subsidiary; and (b) in the case of all affiliates, the aggregate amount of covered transactions may not exceed 20 percent of the capital stock and surplus of the banking subsidiary.

Covered transactions between the Company’s banking subsidiaries and their affiliates are also subject to certain collateralization requirements. All covered transactions, including transactions with a third party in which an affiliate of the banking subsidiary has a financial interest, must be conducted on market terms. “Covered transactions” are defined to include (a) a loan or extension of credit by a bank subsidiary to an affiliate, (b) a purchase of securities issued to a banking subsidiary by an affiliate, (c) a purchase of assets (unless otherwise exempted by the Federal Reserve) by the banking subsidiary from an affiliate, (d) the acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate.

Anti-Money Laundering and Suspicious Activity  Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) require all financial institutions (including banks and securities broker-dealers) to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.

Community Reinvestment Act  The Company’s banking subsidiaries are subject to the provisions of the CRA. Under the terms of the CRA, the banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, and does not limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community in a manner consistent with the CRA.

The OCC regularly assesses each of the Company’s banking subsidiaries on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. The assessment also is considered when the Federal Reserve reviews applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.

U.S. Bank National Association received an “outstanding” CRA rating and U.S. Bank National Association ND received a “satisfactory” CRA rating in their most recent examinations, covering the periods from January 1, 2006 through December 31, 2008.

Regulation of Brokerage, Investment Advisory and Insurance Activities  The Company conducts securities underwriting, dealing and brokerage activities in the United States through U.S. Bancorp Investments, Inc. (“USBII”) and other subsidiaries. These activities are subject to regulations of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority and other authorities, including state regulators. These regulations generally include licensing of securities personnel, interactions with customers, trading operations and periodic examinations.

Securities regulators impose capital requirements on USBII and monitor its financial operations with periodical financial reviews. In addition, USBII is a member of the Securities Investor Protection Corporation.

The operations of First American Funds mutual funds also are subject to regulation by the SEC. The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Financial Privacy  Under the requirements imposed by the GLBA, the Company and its subsidiaries are required periodically to disclose to their retail customers the Company’s policies and practices with respect to the sharing of nonpublic customer information with its affiliates and others, and the confidentiality and security of that information. Under the GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with nonaffiliates, subject to certain exceptions set forth in the GLBA.

Other Supervision and Regulation  The activities of U.S. Bank National Association and U.S. Bank National Association ND as consumer lenders also are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer acts, as well as various state laws. These statutes impose requirements on consumer loan origination and collection practices.

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, by virtue of the Company’s status as a public company. As a listed company on the New York Stock Exchange (the “NYSE”), the Company is subject to the rules of the NYSE for listed companies.

Website Access to SEC Reports

U.S. Bancorp’s internet website can be found at usbank.com. U.S. Bancorp makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC as soon as reasonably practicable after electronically filed with, or furnished to, the United States Securities and Exchange Commission.

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2010 Annual Report on page 20 under the heading “Acquisitions”; and on pages 55 to 60 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2010 Annual Report on pages 131 to 138 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2010, the Company’s subsidiaries owned and operated a total of 1,507 facilities and leased an additional 1,975 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 9 and 22 of the Notes to Consolidated Financial Statements included in the Company’s 2010 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

During 2010, the Company paid an $800,000 penalty imposed under section 6707 A(b)(2) of the Internal Revenue Code for failure to include certain reportable transaction information in its 2004 — 2007 federal income tax returns related to a listed transaction.

Item 4.	(Removed and Reserved)

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

Closing		Capital Securities or
Date	Issuer	Preferred Stock	Other Securities	Covered Debt

12/29/05	USB Capital VIII and U.S. Bancorp	USB Capital VIII’s $375,000,000 6.35% Trust Preferred Securities	U.S. Bancorp’s $375,000,000 6.35% Income Capital Obligation Notes due 2065	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	(i) U.S. Bancorp’s Remarketed Junior Subordinated Notes and (ii) Stock Purchase Contract to Purchase U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
4/12/06	USB Capital X and U.S. Bancorp	USB Capital X’s $500,000,000 6.50% Trust Preferred Securities	U.S. Bancorp’s 6.50% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
8/30/06	USB Capital XI and U.S. Bancorp	USB Capital XI’s $765,000,000 6.60% Trust Preferred Securities	U.S. Bancorp’s 6.60% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s
5,000 shares of Fixed-
Floating-Rate Exchangeable
Non-cumulative Perpetual
Series A Preferred Stock
exchangeable for shares of
U.S. Bancorp’s Series C
Non-cumulative Perpetual
		Preferred Stock(b)	Not applicable	U.S. Bancorp’s 6.60% junior subordinated debentures due 2066, underlying 6.60% trust preferred securities of USB Capital XI (CUSIP No. 903300200)

Closing		Capital Securities or
Date	Issuer	Preferred Stock	Other Securities	Covered Debt

2/1/07	USB Capital XII and U.S. Bancorp	USB Capital XII’s $535,000,000 6.30% Trust Preferred Securities	U.S. Bancorp’s 6.30% Income Capital Obligation Notes due 2067	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
3/17/08	U.S. Bancorp	U.S. Bancorp’s 20,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)
6/10/10	U.S. Bancorp	U.S. Bancorp’s 574,622 Depositary Shares ($1,000 per Depositary Share) each representing a 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 5.875% junior subordinated debentures due 2035, underlying the 5.875% trust preferred securities of USB Capital VII (CUSIP No. 903301208)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.

(b)	Under certain circumstances, upon the direction of the Office of the Comptroller of the Currency, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2010:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Time Period	Purchased	per Share	Programs	Programs

October 1-31(a)	8,100	$22.94	8,100	19,022,336
November 1-30(a)	964	24.87	964	19,021,372
December 1-31(b)	171	22.10	171	19,999,829

Total	9,235	$23.12	9,235	19,999,829

(a)	On December 9, 2008, the Company announced that the Board of Directors approved an authorization to repurchase 20 million shares of common stock through December 31, 2010. All shares purchased during October and November of 2010 were purchased under the publicly announced December 9, 2008 authorization.

(b)	On December 13, 2010, the Company announced that the Board of Directors approved an authorization to repurchase 20 million shares of common stock through December 31, 2011. The December 2010 authorization replaced the December 2008 authorization. All shares purchased during December of 2010 were purchased under the publicly announced December 13, 2010 authorization.

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2010 Annual Report on page 130 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2010 Annual Report on page 19 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2010 Annual Report on pages 18 to 64 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2010 Annual Report on pages 33 to 54 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2010 Annual Report on pages 65 to 130 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2010 Annual Report on page 64 under the heading “Controls and Procedures” and on pages 65 and 67 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 53, has served as Chairman of U.S. Bancorp since December 2007, Chief Executive Officer since December 2006 and President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. From the time of the merger of Firstar Corporation and U.S. Bancorp in February 2001 until October 2004, Mr. Davis served as Vice Chairman of U.S. Bancorp. From the time of the merger, Mr. Davis was responsible for Consumer Banking, including Retail Payment Solutions (card services), and he assumed additional responsibility for Commercial Banking in 2003. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, in 1993 as Executive Vice President.

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 50, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Cecere, 50, has served in this position since February 2007. Until that time, he served as Vice Chairman, Wealth Management and Securities Services, since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Mr. Dolan, 49, has served in this position since July 2010. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

Richard C. Hartnack

Mr. Hartnack is Vice Chairman, Consumer and Small Business Banking, of U.S. Bancorp. Mr. Hartnack, 65, has served in this position since April 2005, when he joined U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 48, has served in this position since 2005. From 2003 until 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation since 1999.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman, Commercial Real Estate, of U.S. Bancorp. Mr. Hoesley, 56, has served in this position since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman, Payment Services, of U.S. Bancorp. Ms. Joseph, 52, has served in this position since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

Howell D. McCullough III

Mr. McCullough is Executive Vice President and Chief Strategy Officer of U.S. Bancorp and Head of U.S. Bancorp’s Enterprise Revenue Office. Mr. McCullough, 54, has served in these positions since September 2007. From July 2005 until September 2007, he served as Director of Strategy and Acquisitions of the Payment Services business of U.S. Bancorp. He also served as Chief Financial Officer of the Payment Services business from October 2006 until September 2007. From March 2001 until July 2005, he served as Senior Vice President and Director of Investor Relations at U.S. Bancorp.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 62, has served in this position since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

P.W. Parker

Mr. Parker is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Parker, 54, has served in this position since October 2007. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Payne, 63, has served in this position since November 2010, when he assumed the additional responsibility for Commercial Banking at U.S. Bancorp. From July 2006, when he joined U.S. Bancorp, until November 2010, Mr. Payne served as Vice Chairman, Corporate Banking at U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 45, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics and Business Conduct can be found at www.usbank.com by clicking on “About U.S. Bank” and then clicking on “Ethics” under the “Investor/Shareholder Information” heading, which is located at the left side of the bottom of the page. The

Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Additional Information

Additional information in response to this Item 10 can be found in the Company’s Proxy Statement under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors” and “Board Meetings and Committees.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in the Company’s Proxy Statement under the headings “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2010:

			Number of Securities
			Remaining Available for
		Weighted-average	Future Issuance under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding Options,	Plans (Excluding Securities
	of Outstanding Options,	Warrants	Reflected in the First
Plan Category	Warrants and Rights	and Rights	Column)(1)

Equity compensation plans approved by security holders(2)	87,572,874	$26.65	68,908,298
Equity compensation plans not approved by security holders(3)(4)	3,745,529	$23.18	—

Total	91,318,403	$25.87	68,908,298

(1)	No shares are available for granting future awards under the U.S. Bancorp 2001 Stock Incentive Plan or the U.S. Bancorp 1998 Executive Stock Incentive Plan.

The 68,908,298 shares available under the Amended and Restated 2007 Stock Incentive Plan are available for future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 23,408,818 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

(2)	Includes shares underlying stock options, performance-based restricted stock units (awarded to the members of the Company’s managing committee in 2010 and 2009 and convertible into shares of the Company’s common stock on a one-for-one basis), and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the Amended and Restated 2007 Stock Incentive Plan, the U.S. Bancorp 2001 Stock Incentive Plan and the U.S. Bancorp 1998 Executive Stock Incentive Plan. Excludes 194,202 shares, with a weighted-average exercise price of $18.87, underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp. Of the excluded shares, 22,431 underlie stock options granted under equity compensation plans of the former U.S. Bancorp that were approved by the shareholders of the former U.S. Bancorp.

(3)	Includes 2,513,904 shares of common stock issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. All of the remaining identified shares underlie stock options granted to a broad-based employee population pursuant to the U.S. Bancorp 2001 Employee Stock Incentive Plan (“2001 Stock Plan”).

(4)	The weighted-average exercise price does not include any assumed price at issuance of shares that may be issuable pursuant to the deferred compensation plans.

As of December 31, 2010, options to purchase an aggregate of 1,231,625 shares were outstanding under the 2001 Stock Plan. Under the 2001 Stock Plan, nonqualified stock options were granted to full-time or part-time employees actively employed by U.S. Bancorp on the grant date, other than individuals eligible to participate in any of the Company’s executive stock incentive plans. All options outstanding under the plan were granted on February 27, 2001.

No further options will be granted under the 2001 Stock Plan. Under this plan the exercise price of the options equals the fair market value of the underlying common stock on the grant date. All options granted under the plan have a term of 10 years from the grant date and become exercisable over a period of time set forth in the relevant plan or as determined by the committee administering the relevant plan. Options granted under the plan are nontransferable and, during the optionee’s lifetime, are exercisable only by the optionee.

If an optionee is terminated as a result of his or her gross misconduct or offense, all options terminate immediately, whether or not vested. Under the 2001 Stock Plan in the event an optionee is terminated immediately following a change-in-control (as defined in the plan) of U.S. Bancorp, and the termination is due to business needs resulting from the change-in-control and not as a result of the optionee’s performance or conduct, all of the optionee’s outstanding options will become immediately vested and exercisable as of the date of termination.

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

The deferred compensation plans allow non-employee directors and members of the Company’s senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock may be received at the time of distribution at the election of the participant, in the form of shares of U.S. Bancorp common stock. The 2,513,904 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2010. The U.S. Bank Executive Employee Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

Additional Information

Additional information in response to this Item 12 can be found in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item 13 can be found in the Company’s Proxy Statement under the headings “Director Independence” and “Certain Relationships and Related Transactions.” That information is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information in response to this Item 14 can be found in the Company’s Proxy Statement under the headings “Fees to Independent Auditor” and “Administration of Engagement of Independent Auditor.” That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1.	Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2010 and 2009

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2010

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2010

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2010

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

2.	Financial Statement Schedules

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.	Exhibits

Shareholders may obtain a copy of any of the exhibits to this report upon payment of a fee covering the Company’s reasonable expenses in furnishing the exhibits. You can request exhibits by writing to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.

Exhibit
Number		Description

(1)3	.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2010.
(1)3	.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on January 20, 2010.
4.1		[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]
(1)(2)10	.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.
(1)(2)10	.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.2(a)	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.3(a)	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.4(a)	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.5(a)	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.6(a)	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.7(a)	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.
(1)(2)10	.8(a)	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.
(1)(2)10	.9(a)	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.
(1)(2)10	.10(a)	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.
(1)(2)10	.11(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.
(1)(2)10	.11(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.
(1)(2)10	.11(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.
(1)(2)10	.11(d)	Appendix B-10 to U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10	.11(e)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.
(1)(2)10	.11(f)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.
(1)(2)10	.11(g)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.
(1)(2)10	.11(h)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

Exhibit
Number		Description

(1)(2)10	.11(i)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.
(1)(2)10	.11(j)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.
(1)(2)10	.11(k)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.
(2)10	.11(l)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan.
(1)(2)10	.12(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.
(1)(2)10	.13(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.
(1)(2)10	.13(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.
(2)10	.13(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010.
(1)(2)10	.14(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.
(1)(2)10	.15(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.
(1)(2)10	.15(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.
(1)(2)10	.16(a)	Form of Executive Severance Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.
(1)(2)10	.16(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.
(1)(2)10	.17(a)	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10	.18(a)	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10	.19(a)	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.
(1)(2)10	.20(a)	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10	.21(a)	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10	.22(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10	.22(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.
(1)(2)10	.23(a)	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.
(1)(2)10	.24(a)	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005.

Exhibit
Number		Description

(1)(2)10	.25(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.
(1)(2)10	.25(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.
(1)(2)10	.26(a)	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.
(1)(2)10	.27(a)	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.
(1)(2)10	.28(a)	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.
(1)(2)10	.29(a)	Form of 2007 Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 8-K filed on April 18, 2007.
(1)(2)10	.30(a)	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.
(1)(2)10	.31(a)	Form of 2008 Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2008.
(1)(2)10	.32(a)	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.
(1)(2)10	.33(a)	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.
(1)(2)10	.34(a)	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.
(1)(2)10	.35(a)	Form of 2010 Retention Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 18, 2010.
(1)(2)10	.36(a)	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A filed for the quarterly period ended September 30, 2007.
(1)(2)10	.37(a)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.
12		Statement re: Computation of Ratio of Earnings to Fixed Charges.
13		2010 Annual Report, pages 18 through 141.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements

(1)	Exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.

(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 28, 2011, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ Richard K. Davis
Richard K. Davis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ Richard K. Davis Richard K. Davis, Chairman, President, and Chief Executive Officer (principal executive officer)

/s/ Andrew Cecere Andrew Cecere, Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ Craig E. Gifford Craig E. Gifford, Executive Vice President and Controller (principal accounting officer)

/s/ Douglas M. Baker, Jr.* Douglas M. Baker, Jr., Director

/s/ Y. Marc Belton* Y. Marc Belton, Director

/s/ Victoria Buyniski Gluckman* Victoria Buyniski Gluckman, Director

/s/ Arthur D. Collins* Arthur D. Collins, Jr., Director

/s/ Joel W. Johnson* Joel W. Johnson, Director

/s/ Olivia F. Kirtley* Olivia F. Kirtley, Director

Signature and Title

/s/ Jerry W. Levin* Jerry W. Levin, Director

/s/ David B. O’Maley* David B. O’Maley, Director

/s/ O’Dell M. Owens M.D., M.P.H. * O’Dell M. Owens, M.D., M.P.H., Director

/s/ Richard G. Reiten* Richard G. Reiten, Director

/s/ Craig D. Schnuck* Craig D. Schnuck, Director

/s/ Patrick T. Stokes* Patrick T. Stokes, Director

*	Lee R. Mitau, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 28, 2011

By:	/s/ Lee R. Mitau
Lee R. Mitau
Attorney-In-Fact
Executive Vice President,
General Counsel and Corporate Secretary