Form 10-Q
period 2011-03-31
US BANCORP \DE\
filed 2011-05-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2011 1,926,650,215 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date made. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Global and domestic economies could fail to recover from the recent economic downturn or could experience another severe contraction, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets, could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be impacted by effects of recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by continued deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, interest rate risk, and liquidity risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended
	March 31,
			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,507	$2,403	4.3%
Noninterest income	2,017	1,952	3.3
Securities gains (losses), net	(5)	(34)	85.3

Total net revenue	4,519	4,321	4.6
Noninterest expense	2,314	2,136	8.3
Provision for credit losses	755	1,310	(42.4)

Income before taxes	1,450	875	65.7
Taxable-equivalent adjustment	55	51	7.8
Applicable income taxes	366	161	*

Net income	1,029	663	55.2
Net (income) loss attributable to noncontrolling interests	17	6	*

Net income attributable to U.S. Bancorp	$1,046	$669	56.4

Net income applicable to U.S. Bancorp common shareholders	$1,003	$648	54.8

Per Common Share
Earnings per share	$.52	$.34	52.9%
Diluted earnings per share	.52	.34	52.9
Dividends declared per share	.125	.050	*
Book value per share	14.83	13.16	12.7
Market value per share	26.43	25.88	2.1
Average common shares outstanding	1,918	1,910	.4
Average diluted common shares outstanding	1,928	1,919	.5
Financial Ratios
Return on average assets	1.38%	.96%
Return on average common equity	14.5	10.5
Net interest margin (taxable-equivalent basis) (a)	3.69	3.90
Efficiency ratio (b)	51.1	49.0
Average Balances
Loans	$197,570	$192,878	2.4%
Loans held for sale	6,104	3,932	55.2
Investment securities	56,405	46,211	22.1
Earning assets	273,940	248,828	10.1
Assets	307,896	281,722	9.3
Noninterest-bearing deposits	44,189	38,000	16.3
Deposits	204,305	182,531	11.9
Short-term borrowings	32,203	32,551	(1.1)
Long-term debt	31,567	32,456	(2.7)
Total U.S. Bancorp shareholders’ equity	30,009	26,414	13.6

	March 31, 2011	December 31, 2010

Period End Balances
Loans	$198,038	$197,061	.5%
Allowance for credit losses	5,498	5,531	(.6)
Investment securities	60,461	52,978	14.1
Assets	311,462	307,786	1.2
Deposits	208,293	204,252	2.0
Long-term debt	31,775	31,537	.8
Total U.S. Bancorp shareholders’ equity	30,507	29,519	3.3
Capital ratios
Tier 1 capital	10.8%	10.5%
Total risk-based capital	13.8	13.3
Leverage	9.0	9.1
Tier 1 common equity to risk-weighted assets using Basel I definition (c)	8.2	7.8
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)	7.7
Tangible common equity to tangible assets (c)	6.3	6.0
Tangible common equity to risk-weighted assets (c)	7.6	7.2

*	Not meaningful.

(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	See Non-Regulatory Capital Ratios beginning on page 24.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.0 billion for the first quarter of 2011, or $.52 per diluted common share, compared with $669 million, or $.34 per diluted common share for the first quarter of 2010. Return on average assets and return on average common equity were 1.38 percent and 14.5 percent, respectively, for the first quarter of 2011, compared with .96 percent and 10.5 percent, respectively, for the first quarter of 2010. Included in the first quarter of 2011 was a $46 million gain related to the acquisition of First Community Bank of New Mexico (“FCB”) in a transaction with the Federal Deposit Insurance Corporation (“FDIC”). The first quarter of 2010 results included net securities losses of $34 million. The provision for credit losses for the first quarter of 2011 was $50 million lower than net charge-offs, compared with $175 million in excess of net charge-offs for the first quarter of 2010.
Total net revenue, on a taxable-equivalent basis, for the first quarter of 2011 was $198 million (4.6 percent) higher than the first quarter of 2010, reflecting a 4.3 percent increase in net interest income and a 4.9 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher payments-related revenue, commercial products revenue and other income, as well as lower securities losses.
Total noninterest expense in the first quarter of 2011 was $178 million (8.3 percent) higher than the first quarter of 2010, primarily due to higher total compensation and employee benefits expense, including higher pension costs.
The provision for credit losses for the first quarter of 2011 was $755 million, or $555 million (42.4 percent) lower than the first quarter of 2010. Net charge-offs in the first quarter of 2011 were $805 million, compared with $1.1 billion in the first quarter of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.5 billion in the first quarter of 2011, compared with $2.4 billion in the first quarter of 2010. The $104 million (4.3 percent) increase was primarily the result of growth in average earning assets and lower cost core deposit funding. Average earning assets were $25.1 billion (10.1 percent) higher in the first quarter of 2011, compared with the first quarter of 2010, driven by increases of $4.7 billion (2.4 percent) in average loans, $10.2 billion (22.1 percent) in average investment securities and $8.1 billion in average other earning assets, which included balances held at the Federal Reserve. The net interest margin in the first quarter of 2011 was 3.69 percent, compared with 3.90 percent in the first quarter of 2010. The decrease in the net interest margin reflected higher balances in lower yielding investment securities and growth in cash balances held at the Federal Reserve. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the first quarter of 2011 were $4.7 billion (2.4 percent) higher than the first quarter of 2010, driven by growth in residential mortgages (20.3 percent), commercial loans (3.0 percent), commercial real estate loans (3.0 percent) and retail loans (1.0 percent), partially offset by a 17.6 percent decrease in loans covered by loss sharing agreements with the FDIC. The increases were driven by demand for loans and lines by new and existing credit-worthy borrowers and the impact of the FCB acquisition. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) were $17.6 billion in the first quarter of 2011, compared with $21.4 billion in the same period of 2010.
Average investment securities in the first quarter of 2011 were $10.2 billion (22.1 percent) higher than the first quarter of 2010, primarily due to purchases of U.S. Treasury and government agency-related securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.
Average total deposits for the first quarter of 2011 were $21.8 billion (11.9 percent) higher than the first

U.S. Bancorp	3

Table 2    Noninterest Income

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2011	2010	Change
Credit and debit card revenue	$267	$258	3.5%
Corporate payment products revenue	175	168	4.2
Merchant processing services	301	292	3.1
ATM processing services	112	105	6.7
Trust and investment management fees	256	264	(3.0)
Deposit service charges	143	207	(30.9)
Treasury management fees	137	137	–
Commercial products revenue	191	161	18.6
Mortgage banking revenue	199	200	(.5)
Investment products fees and commissions	32	25	28.0
Securities gains (losses), net	(5)	(34)	85.3
Other	204	135	51.1

Total noninterest income	$2,012	$1,918	4.9%

quarter of 2010. Excluding deposits from acquisitions, first quarter 2011 average total deposits increased $13.2 billion (7.3 percent) over the first quarter of 2010. Average noninterest-bearing deposits for the first quarter of 2011 were $6.2 billion (16.3 percent) higher than the same period of 2010, primarily due to growth in Wholesale Banking and Commercial Real Estate and Consumer and Small Business Banking balances. Average total savings deposits were $14.7 billion (14.9 percent) higher in the first quarter of 2011, compared with the first quarter of 2010, primarily the result of growth in corporate trust balances, including the impact of the December 30, 2010 acquisition of the securitization trust administration business of Bank of America, N.A. (“securitization trust acquisition”), and Consumer and Small Business Banking balances. Average time certificates of deposit less than $100,000 were lower in the first quarter of 2011 by $3.1 billion (16.7 percent), compared with the first quarter of 2010, as a result of expected decreases in acquired certificates of deposit and decreases in Consumer and Small Business Banking balances. Average time deposits greater than $100,000 were $4.0 billion (14.5 percent) higher in the first quarter of 2011, compared with the first quarter of 2010, principally due to higher balances in Wholesale Banking and Commercial Real Estate and institutional and corporate trust, including the impact of the securitization trust acquisition, and the FCB acquisition.

Provision for Credit Losses The provision for credit losses for the first quarter of 2011 decreased $555 million (42.4 percent) from the first quarter of 2010. Net charge-offs decreased $330 million (29.1 percent) in the first quarter of 2011, compared with the first quarter of 2010, principally due to improvement in the commercial, commercial real estate, credit card and other retail loan portfolios. Delinquencies also decreased in most major loan categories in the first quarter of 2011, compared to the first quarter of 2010. The provision for credit losses was $50 million lower than net charge-offs in the first quarter of 2011, but exceeded net charge-offs by $175 million in the first quarter of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2011 was $2.0 billion, compared with $1.9 billion in the first quarter of 2010. The $94 million (4.9 percent) increase was due to higher payments-related revenues, principally due to increased transaction volumes and business expansion, and an increase in commercial products revenue attributable to higher standby letters of credit fees, commercial loan and syndication fees, foreign exchange income and other capital markets revenue. In addition, net securities losses decreased, primarily due to lower impairments in the current year, and other income increased principally due to the FCB gain and a gain related to the Company’s investment in Visa Inc. recorded during the first quarter of 2011. Offsetting these positive variances was a decrease in deposit service charges from the prior year, primarily due to Company-initiated and regulatory revisions to overdraft fee policies, partially offset by core account growth. In addition, trust and investment management fees declined as a result of the transfer of the Company’s long-term asset management business in the fourth quarter of 2010, partially offset by the positive impact of the securitization trust acquisition and improved market conditions.

Noninterest Expense Noninterest expense was $2.3 billion in the first quarter of 2011, compared with $2.1 billion in the first quarter of 2010, or an increase of $178 million (8.3 percent). The increase in noninterest expense from a year ago was principally due

4	U.S. Bancorp

Table 3    Noninterest Expense

	Three Months Ended
	March 31,
			Percent
(Dollars in Millions)	2011	2010	Change
Compensation	$959	$861	11.4%
Employee benefits	230	180	27.8
Net occupancy and equipment	249	227	9.7
Professional services	70	58	20.7
Marketing and business development	65	60	8.3
Technology and communications	185	185	–
Postage, printing and supplies	74	74	–
Other intangibles	75	97	(22.7)
Other	407	394	3.3

Total noninterest expense	$2,314	$2,136	8.3%

Efficiency ratio (a)	51.1%	49.0%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

to increased total compensation and employee benefits expense. Total compensation increased primarily due to acquisitions, branch expansion and other business initiatives. Employee benefits expense increased due to higher pension and medical costs and the impact of additional staff. Net occupancy and equipment expense increased principally due to business expansion and technology initiatives. Professional services expense increased due to technology-related and other projects across multiple business lines. Other expense increased over the prior year primarily due to insurance and litigation matters. These increases were partially offset by a decrease in other intangibles expense due to the reduction or completion of the amortization of certain intangibles.

Income Tax Expense The provision for income taxes was $366 million (an effective rate of 26.2 percent) for the first quarter of 2011, compared with $161 million (an effective rate of 19.5 percent) for the first quarter of 2010. The increase in the effective tax rate for the first quarter of 2011, compared with the same period of the prior year, principally reflected the marginal impact of higher pretax earnings year-over-year. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $198.0 billion at March 31, 2011, compared with $197.1 billion at December 31, 2010, an increase of $977 million (.5 percent). The increase was driven primarily by increases in most major loan categories, partially offset by lower retail and covered loans. The $874 million (1.8 percent) increase in commercial loans and $742 million (2.1 percent) increase in commercial real estate loans were primarily driven by the FCB acquisition and higher loan demand from new and existing customers.
Residential mortgages held in the loan portfolio increased $1.6 billion (5.2 percent) at March 31, 2011, compared with December 31, 2010. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, decreased $1.4 billion (2.2 percent) at March 31, 2011, compared with December 31, 2010. The decrease was primarily driven by lower credit card and home equity balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $4.1 billion at March 31, 2011, compared with $8.4 billion at December 31, 2010. The decrease in loans held for sale was principally due to a decrease in mortgage loan origination and refinancing activity, primarily driven by an increase in interest rates during the first quarter of 2011.

Investment Securities Investment securities totaled $60.5 billion at March 31, 2011, compared with $53.0 billion at December 31, 2010. The $7.5 billion (14.1 percent) increase primarily reflected $7.0 billion of net investment purchases and $.3 billion of securities acquired in the FCB acquisition, both primarily in the held-to-maturity investment portfolio. Held-to-maturity securities were $8.2 billion at March 31, 2011, compared with $1.5 billion at December 31, 2010, primarily reflecting increases in U.S. Treasury and agency mortgage-backed securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.
The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At March 31, 2011, the Company’s net unrealized loss on

U.S. Bancorp	5

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
March 31, 2011 (Dollars in Millions)	Cost	Value	Years	Yield (e)	Cost	Value	Years	Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$905	$907	.3	2.01%	$–	$–	–	–%
Maturing after one year through five years	1,605	1,579	2.6	1.21	1,419	1,410	2.9	1.04
Maturing after five years through ten years	33	34	6.7	4.87	–	–	–	–
Maturing after ten years	18	17	12.0	3.66	62	62	11.0	1.76

Total	$2,561	$2,537	1.9	1.56%	$1,481	$1,472	3.2	1.07%

Mortgage-Backed Securities(a)
Maturing in one year or less	$527	$528	.7	2.51%	$105	$105	.8	1.48%
Maturing after one year through five years	16,224	16,466	3.7	3.09	3,126	3,130	3.7	2.77
Maturing after five years through ten years	18,359	18,377	6.2	3.01	2,573	2,569	6.1	3.14
Maturing after ten years	5,259	5,277	13.4	1.55	530	532	14.0	1.45

Total	$40,369	$40,648	6.1	2.84%	$6,334	$6,336	5.5	2.79%

Asset-Backed Securities(a)
Maturing in one year or less	$3	$12	.4	15.16%	$103	$102	.1	.59%
Maturing after one year through five years	173	191	2.8	13.55	55	59	2.1	.94
Maturing after five years through ten years	481	501	7.6	3.60	49	48	5.8	.90
Maturing after ten years	250	247	10.4	2.24	33	29	23.1	.80

Total	$907	$951	7.5	5.16%	$240	$238	4.9	.76%

Obligations of State and Political
Subdivisions(b)(c)
Maturing in one year or less	$15	$14	.7	5.92%	$–	$–	.5	6.99%
Maturing after one year through five years	991	992	3.9	6.03	6	6	3.6	8.02
Maturing after five years through ten years	856	845	6.4	6.62	5	6	6.1	6.56
Maturing after ten years	4,966	4,561	21.2	6.86	15	14	15.8	5.53

Total	$6,828	$6,412	16.8	6.71%	$26	$26	10.9	6.30%

Other Debt Securities
Maturing in one year or less	$10	$12	.7	4.30%	$–	$–	–	–%
Maturing after one year through five years	63	55	1.1	6.20	14	12	2.3	1.27
Maturing after five years through ten years	31	30	6.5	6.33	118	95	7.5	1.15
Maturing after ten years	1,332	1,218	31.7	4.17	–	–	–	–

Total	$1,436	$1,315	29.6	4.31%	$132	$107	7.0	1.16%

Other Investments	$341	$385	16.1	3.87%	$–	$–	–	–%

Total investment securities (d)	$52,442	$52,248	8.0	3.37%	$8,213	$8,179	5.1	2.41%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.

(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 7.4 years at December 31, 2010, with a corresponding weighted-average yield of 3.41 percent. The weighted-average maturity of the held-to-maturity investment securities was 6.3 years at December 31, 2010, with a corresponding weighted-average yield of 2.07 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2011		December 31, 2010
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$4,042	6.7%	$2,724	5.1%
Mortgage-backed securities	46,703	77.0	40,654	76.2
Asset-backed securities	1,147	1.9	1,197	2.3
Obligations of state and political subdivisions	6,854	11.3	6,862	12.9
Other debt securities and investments	1,909	3.1	1,887	3.5

Total investment securities	$60,655	100.0%	$53,324	100.0%

available-for-sale securities was $194 million, compared with $346 million at December 31, 2010. The favorable change in net unrealized losses was primarily due to increases in the fair value of non-agency mortgage-backed securities and trust preferred securities. Unrealized losses on available-for-sale securities in an unrealized loss position totaled $1.1 billion at March 31, 2011, compared with $1.2 billion at December 31, 2010. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying collateral or assets and market conditions. At March 31,

6	U.S. Bancorp

2011, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $6 million of impairment charges in earnings during the first quarter of 2011, predominately on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows resulting from increases in defaults in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 4 and 12 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $208.3 billion at March 31, 2011, compared with $204.3 billion at December 31, 2010, the result of increases in savings, noninterest-bearing and time deposits, partially offset by decreases in money market and interest checking deposits. Savings account balances increased $2.1 billion (8.6 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Noninterest-bearing deposits increased $1.7 billion (3.8 percent), primarily due to increases in Wholesale Banking and Commercial Real Estate balances. Time certificates of deposit less than $100,000 increased $289 million (1.9 percent) primarily due to the FCB acquisition. Time deposits greater than $100,000 increased $2.4 billion (8.0 percent), principally due to higher Wholesale Banking and Commercial Real Estate and institutional trust balances and the FCB acquisition. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing. Money market balances decreased $1.6 billion (3.4 percent) primarily due to lower broker dealer balances. Interest checking balances decreased $840 million (1.9 percent) primarily due to lower institutional trust balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $31.0 billion at March 31, 2011, compared with $32.6 billion at December 31, 2010. The $1.6 billion (4.7 percent) decrease in short-term borrowings was primarily in repurchase agreements and reflected reduced borrowing needs as a result of increases in deposits. Long-term debt was $31.8 billion at March 31, 2011, compared with $31.5 billion at December 31, 2010. The $.3 billion (.8 percent) increase was primarily due to an increase in long-term debt related to certain consolidated variable interest entities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, legal and compliance, processing errors, technology, breaches of internal controls and business continuation and disaster recovery. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

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

U.S. Bancorp	7

allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion on credit risk management processes.
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

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at March 31, 2011 (excluding covered loans):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,415	$5,162	$6,577	54.9%
Over 80% through 90%	463	2,573	3,036	25.3
Over 90% through 100%	425	1,789	2,214	18.5
Over 100%	–	162	162	1.3

Total	$2,303	$9,686	$11,989	100.0%
Other Retail
Less than or equal to 80%	$1,900	$17,010	$18,910	92.9%
Over 80% through 90%	53	686	739	3.6
Over 90% through 100%	66	640	706	3.5
Over 100%	–	–	–	–

Total	$2,019	$18,336	$20,355	100.0%
Total Company
Less than or equal to 80%	$3,315	$22,172	$25,487	78.8%
Over 80% through 90%	516	3,259	3,775	11.7
Over 90% through 100%	491	2,429	2,920	9.0
Over 100%	–	162	162	.5

Total	$4,322	$28,022	$32,344	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance(a)
Less than or equal to 80%	$1,067	$194	$1,261	50.6%
Over 80% through 90%	446	139	585	23.5
Over 90% through 100%	317	219	536	21.5
Over 100%	50	60	110	4.4

Total	$1,880	$612	$2,492	100.0%
Other Retail
Less than or equal to 80%	$11,408	$1,176	$12,584	78.0%
Over 80% through 90%	2,052	448	2,500	15.5
Over 90% through 100%	641	345	986	6.1
Over 100%	41	25	66	.4

Total	$14,142	$1,994	$16,136	100.0%
Total Company
Less than or equal to 80%	$12,475	$1,370	$13,845	74.3%
Over 80% through 90%	2,498	587	3,085	16.6
Over 90% through 100%	958	564	1,522	8.2
Over 100%	91	85	176	.9

Total	$16,022	$2,606	$18,628	100.0%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

8	U.S. Bancorp

Within the consumer finance division, at March 31, 2011, approximately $2.1 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, unchanged from December 31, 2010.

The following table provides further information on the loan-to-values of residential mortgages specifically for the consumer finance division at March 31, 2011:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$5	$946	$951	7.9%
Over 80% through 90%	2	474	476	4.0
Over 90% through 100%	13	574	587	4.9
Over 100%	–	44	44	.4

Total	$20	$2,038	$2,058	17.2%
Other Borrowers
Less than or equal to 80%	$1,410	$4,216	$5,626	46.9%
Over 80% through 90%	461	2,099	2,560	21.3
Over 90% through 100%	412	1,215	1,627	13.6
Over 100%	–	118	118	1.0

Total	$2,283	$7,648	$9,931	82.8%

Total Consumer Finance	$2,303	$9,686	$11,989	100.0%

In addition to residential mortgages, at March 31, 2011, the consumer finance division had $.5 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2010.

The following table provides further information on the loan-to-values of home equity and second mortgages specifically for the consumer finance division at March 31, 2011:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Sub-Prime Borrowers
Less than or equal to 80%	$63	$115	$178	7.1%
Over 80% through 90%	41	78	119	4.8
Over 90% through 100%	7	133	140	5.6
Over 100%	33	48	81	3.3

Total	$144	$374	$518	20.8%
Other Borrowers
Less than or equal to 80%	$1,004	$79	$1,083	43.4%
Over 80% through 90%	405	61	466	18.7
Over 90% through 100%	310	86	396	15.9
Over 100%	17	12	29	1.2

Total	$1,736	$238	$1,974	79.2%

Total Consumer Finance	$1,880	$612	$2,492	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered loans, to customers that may be defined as sub-prime borrowers represented only .8 percent of total assets at March 31, 2011, compared with .9 percent at December 31, 2010. Covered loans included $1.5 billion in loans with negative-amortization payment options at March 31, 2011, compared with $1.6 billion at December 31, 2010. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2011	2010
Commercial
Commercial	.13%	.15%
Lease financing	.03	.02

Total commercial	.12	.13
Commercial Real Estate
Commercial mortgages	.02	–
Construction and development	.01	.01

Total commercial real estate	.02	–
Residential Mortgages	1.33	1.63
Retail
Credit card	1.62	1.86
Retail leasing	.04	.05
Other retail	.45	.49

Total retail	.71	.81

Total loans, excluding covered loans	.52	.61

Covered Loans	5.83	6.04

Total loans	.99%	1.11%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2011	2010
Commercial	1.12%	1.37%
Commercial real estate	4.17	3.73
Residential mortgages (a)	3.45	3.70
Retail (b)	1.23	1.26

Total loans, excluding covered loans	2.17	2.19

Covered loans	12.51	12.94

Total loans	3.07%	3.17%

(a)	Delinquent loan ratios exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 11.42 percent at March 31, 2011, and 12.28 percent at December 31, 2010.

(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.58 percent at March 31, 2011, and 1.60 percent at December 31, 2010.

U.S. Bancorp	9

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $2.0 billion ($949 million excluding covered loans) at March 31, 2011, compared with $2.2 billion ($1.1 billion excluding covered loans) at December 31, 2010. The $145 million (13.3 percent) decrease, excluding covered loans, reflected a moderation in the level of stress in economic conditions in the first quarter of 2011. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .99 percent (.52 percent excluding covered loans) at March 31, 2011, compared with 1.11 percent (.61 percent excluding covered loans) at December 31, 2010.

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Residential mortgages
30-89 days	$395	$456	1.22%	1.48%
90 days or more	432	500	1.33	1.63
Nonperforming	685	636	2.12	2.07

Total	$1,512	$1,592	4.67%	5.18%

Retail
Credit card
30-89 days	$228	$269	1.44%	1.60%
90 days or more	258	313	1.62	1.86
Nonperforming	255	228	1.61	1.36

Total	$741	$810	4.67%	4.82%
Retail leasing
30-89 days	$12	$17	.26%	.37%
90 days or more	2	2	.04	.05
Nonperforming	–	–	–	–

Total	$14	$19	.30%	.42%
Home equity and second mortgages
30-89 days	$151	$175	.81%	.93%
90 days or more	133	148	.71	.78
Nonperforming	42	36	.23	.19

Total	$326	$359	1.75%	1.90%
Other retail
30-89 days	$154	$212	.63%	.85%
90 days or more	60	66	.25	.26
Nonperforming	33	29	.13	.12

Total	$247	$307	1.01%	1.23%

10	U.S. Bancorp

The following table provides information on delinquent and nonperforming loans, excluding covered loans, as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Residential mortgages
30-89 days	1.90%	2.38%	.82%	.95%
90 days or more	1.85	2.26	1.03	1.24
Nonperforming	2.93	2.99	1.64	1.52

Total	6.68%	7.63%	3.49%	3.71%

Retail
Credit card
30-89 days	–%	–%	1.44%	1.60%
90 days or more	–	–	1.62	1.86
Nonperforming	–	–	1.61	1.36

Total	–%	–%	4.67%	4.82%
Retail leasing
30-89 days	–%	–%	.26%	.37%
90 days or more	–	–	.04	.05
Nonperforming	–	–	–	–

Total	–%	–%	.30%	.42%
Home equity and second mortgages
30-89 days	1.61%	1.98%	.69%	.76%
90 days or more	1.40	1.82	.60	.62
Nonperforming	.20	.20	.23	.19

Total	3.21%	4.00%	1.52%	1.57%
Other retail
30-89 days	3.16%	4.42%	.57%	.77%
90 days or more	.66	.68	.23	.25
Nonperforming	–	–	.14	.12

Total	3.82%	5.10%	.94%	1.14%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Within the consumer finance division at March 31, 2011, approximately $364 million and $59 million of these delinquent and nonperforming residential mortgages and home equity and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $412 million and $75 million, respectively, at December 31, 2010.

The following table provides summary delinquency information for covered loans:

			As a Percent of
			Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
30-89 days	$743	$757	4.31%	4.19%
90 days or more	1,005	1,090	5.83	6.04
Nonperforming	1,151	1,244	6.68	6.90

Total	$2,899	$3,091	16.82%	17.13%

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

Short-Term Modifications The Company makes short-term modifications to assist borrowers experiencing temporary hardships. Consumer programs include short-term interest rate reductions (three months or less for residential mortgages and twelve months or less for credit cards), deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments during the short-term modification period. At March 31, 2011, loans modified under these programs, excluding loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, represented less than 1.0 percent of total residential mortgage loan balances and 1.5 percent of credit card receivable balances, compared with less than 1.0 percent of total mortgage loan balances and 1.9 percent of credit card receivable balances at December 31, 2010. Because these changes have an insignificant impact on the economic return on the loan, the Company does not consider loans modified

U.S. Bancorp	11

under these hardship programs to be TDRs. The Company determines applicable allowances for credit losses for these loans in a manner consistent with other homogeneous loan portfolios.
The Company may also modify commercial loans on a short-term basis, with the most common modification being an extension of the maturity date of twelve months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress but the Company believes the borrower will ultimately pay all contractual amounts owed. These extended loans represented approximately 1.3 percent of total commercial and commercial real estate loan balances at March 31, 2011, compared with approximately 1.1 percent at December 31, 2010. Because interest is charged during the extension period (at the original contractual rate or, in many cases, a higher rate), the extension has an insignificant impact on the economic return on the loan. Therefore, the Company does not consider such extensions to be TDRs. The Company determines the applicable allowance for credit losses on these loans in a manner consistent with other commercial loans.

Troubled Debt Restructurings Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. However, the Company has also implemented certain restructuring programs that may result in TDRs. The consumer finance division has a mortgage loan restructuring program, where certain qualifying borrowers facing an interest rate reset who are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Company also participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. Both the consumer finance division modification program and the HAMP program require the customer to complete a trial period, where the loan modification is contingent on the customer satisfactorily completing the trial period and the loan documents are not modified until that time. The Company reports loans that are modified following the satisfactory completion of the trial period as TDRs. Loans in the pre-modification trial phase represented less than 1.0 percent of residential mortgage loan balances at March 31, 2011 and December 31, 2010.
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

The following table provides a summary of TDRs by loan type, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets (excluding covered loans):

		As a Percent of Performing TDRs
March 31, 2011	Performing	30-89 Days	90 Days or more	Nonperforming		Total
(Dollars in Millions)	TDRs	Past Due	Past Due	TDRs		TDRs
Commercial	$59	43.2%	3.4%	$66	(b)	$125
Commercial real estate	184	–	–	152	(b)	336
Residential mortgages (a)	1,890	4.9	5.3	156		2,046
Credit card	212	10.2	7.0	255	(c)	467
Other retail	86	7.8	5.7	31		117

Total	$2,431	6.0%	5.0%	$660		$3,091

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.

(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and, for commercial, small business credit cards with a modified rate equal to 0 percent.
(c)	Represents consumer credit cards with a modified rate equal to 0 percent.

12	U.S. Bancorp

The following table provides a summary of TDRs, excluding covered loans, that continue to accrue interest:

			As a Percent of
			Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Commercial	$59	$77	.12%	.16%
Commercial real estate	184	15	.52	.04
Residential mortgages (a)	1,890	1,804	5.84	5.87
Credit card	212	224	1.34	1.33
Other retail	86	87	.18	.18

Total	$2,431	$2,207	1.23%	1.12%

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.

TDRs, excluding covered loans, that continue to accrue interest were $224 million higher at March 31, 2011, than at December 31, 2010, primarily reflecting loan modifications for certain commercial real estate and residential mortgage customers in light of current economic conditions. The Company continues to actively work with customers to modify loans for borrowers who are having financial difficulties, including those acquired through FDIC-assisted acquisitions.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company, and are generally either originated by the Company or acquired under FDIC loss sharing agreements that substantially reduce the risk of credit losses to the Company. Additionally, nonperforming assets at March 31, 2011 included $287 million of loans and other real estate acquired through the recent acquisition of FCB from the FDIC, which were not covered by a loss sharing agreement. Assets associated with the FCB transaction were recorded at their estimated fair value, including any discount for expected losses, at the acquisition date and included in the related asset categories. At March 31, 2011, total nonperforming assets were $5.0 billion, unchanged from December 31, 2010. Excluding covered assets, nonperforming assets were $3.5 billion at March 31, 2011, compared with $3.4 billion at December 31, 2010. Nonperforming assets, excluding covered assets and nonperforming assets from the FCB acquisition, at March 31, 2011, were $3.2 billion, a $159 million (4.7 percent) decrease from December 31, 2010. This decline was principally in the commercial real estate portfolios, as the Company continued to resolve and reduce the exposure to these assets. There was also an improvement in other commercial portfolios, reflecting the stabilizing economy. However, stress continued in the residential mortgage portfolio due to the overall duration of the economic slowdown. Nonperforming covered assets at March 31, 2011, were $1.5 billion, compared with $1.7 billion at December 31, 2010. The majority of the nonperforming covered assets were considered credit-impaired at acquisition and recorded at their estimated fair value at acquisition. The ratio of total nonperforming assets to total loans and other real estate was 2.52 percent (1.92 percent excluding covered assets) at March 31, 2011, compared with 2.55 percent (1.87 percent excluding covered assets) at December 31, 2010.

U.S. Bancorp	13

Table 6    Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2011	2010
Commercial
Commercial	$439	$519
Lease financing	54	78

Total commercial	493	597
Commercial Real Estate
Commercial mortgages	635	545
Construction and development	835	748

Total commercial real estate	1,470	1,293
Residential Mortgages	685	636
Retail
Credit card	255	228
Retail leasing	–	–
Other retail	75	65

Total retail	330	293

Total nonperforming loans, excluding covered loans	2,978	2,819
Covered Loans	1,151	1,244

Total nonperforming loans	4,129	4,063
Other Real Estate (b)(c)	480	511
Covered Other Real Estate (c)	390	453
Other Assets	21	21

Total nonperforming assets	$5,020	$5,048

Total nonperforming assets, excluding covered assets	$3,479	$3,351

Excluding covered assets:
Accruing loans 90 days or more past due	$949	$1,094
Nonperforming loans to total loans	1.65%	1.57%
Nonperforming assets to total loans plus other real estate (b)	1.92%	1.87%
Including covered assets:
Accruing loans 90 days or more past due	$1,954	$2,184
Nonperforming loans to total loans	2.08%	2.06%
Nonperforming assets to total loans plus other real estate (b)	2.52%	2.55%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (e)	Total
Balance December 31, 2010	$3,596	$1,452	$5,048
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	780	194	974
Advances on loans	13	–	13

Total additions	793	194	987
Reductions in nonperforming assets
Paydowns, payoffs	(330)	(39)	(369)
Net sales	(154)	(47)	(201)
Return to performing status	(113)	(12)	(125)
Charge-offs (d)	(266)	(54)	(320)

Total reductions	(863)	(152)	(1,015)

Net additions to (reductions in) nonperforming assets	(70)	42	(28)

Balance March 31, 2011	$3,526	$1,494	$5,020

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.

(b)	Excludes $563 million and $575 million at March 31, 2011, and December 31, 2010, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Includes equity investments in entities whose only assets are other real estate owned.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

14	U.S. Bancorp

The Company expects total nonperforming assets, excluding covered assets, to trend lower in the second quarter of 2011.
Other real estate, excluding covered assets, was $480 million at March 31, 2011, compared with $511 million at December 31, 2010, and was related to foreclosed properties that previously secured loan balances.

The following table provides an analysis of other real estate owned (“OREO”), excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

			As a Percent of
			Ending
	Amount		Loan Balances
	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Residential
Minnesota	$28	$28	.52%	.53%
California	19	21	.29	.34
Illinois	16	16	.55	.57
Nevada	11	11	1.52	1.49
Washington	9	9	.29	.29
All other states	121	133	.37	.42

Total residential	204	218	.40	.44
Commercial
Nevada	52	58	3.67	3.93
Oregon	30	26	.86	.74
Ohio	20	20	.48	.48
Colorado	19	16	.52	.44
California	19	23	.14	.18
All other states	136	150	.23	.26

Total commercial	276	293	.33	.35

Total OREO	$480	$511	.27%	.29%

Analysis of Loan Net Charge-Offs Total net charge-offs were $805 million for the first quarter of 2011, compared with net charge-offs of $1.1 billion for the first quarter of 2010. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2011 was 1.65 percent, compared with 2.39 percent for the first quarter of 2010. The decrease in total net charge-offs for the first quarter 2011, compared with the first quarter of 2010, was due to improvement in all major loan portfolios. The Company expects the level of net charge-offs to continue to trend lower in the second quarter of 2011.
Commercial and commercial real estate loan net charge-offs for the first quarter of 2011 were $264 million (1.28 percent of average loans outstanding on an annualized basis), compared with $469 million (2.34 percent of average loans outstanding on an annualized basis) for the first quarter of 2010. The decrease reflected the impact of efforts to resolve and reduce exposure to problem assets in the Company’s commercial real estate portfolios and improvement in the other commercial portfolios due to the stabilizing economy.
Residential mortgage loan net charge-offs for the first quarter of 2011 were $129 million (1.65 percent of average loans outstanding on an annualized basis), compared with $145 million (2.23 percent of average loans outstanding on an annualized basis) for the first quarter of 2010. Retail loan net charge-offs for the first quarter of 2011 were $410 million (2.59 percent of average loans outstanding on an annualized basis), compared with $518 million (3.30 percent of average loans outstanding on an annualized basis) for the first quarter of 2010. The decreases in residential mortgage and retail loan net charge-offs for the first quarter of

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,
	2011	2010
Commercial
Commercial	1.19%	2.41%
Lease financing	.94	2.14

Total commercial	1.16	2.38
Commercial Real Estate
Commercial mortgages	.59	.73
Construction and development	4.61	6.80

Total commercial real estate	1.44	2.28
Residential Mortgages	1.65	2.23
Retail
Credit card (a)	6.21	7.73
Retail leasing	.09	.45
Home equity and second mortgages	1.75	1.88
Other retail	1.33	1.93

Total retail	2.59	3.30

Total loans, excluding covered loans	1.81	2.68
Covered Loans	.05	.06

Total loans	1.65%	2.39%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 6.45 and 8.42 percent for the three months ended March 31, 2011 and 2010, respectively.

U.S. Bancorp	15

2011, compared with the first quarter of 2010, reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail loans:

	Three Months Ended March 31,
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2011	2010	2011	2010
Consumer Finance (a)
Residential mortgages	$11,895	$10,341	3.20%	4.16%
Home equity and second mortgages	2,507	2,474	5.01	6.23
Other retail	606	602	4.68	4.72
Other Retail
Residential mortgages	$19,882	$16,067	.71%	.98%
Home equity and second mortgages	16,294	16,928	1.24	1.25
Other retail	24,085	22,741	1.25	1.85
Total Company
Residential mortgages	$31,777	$26,408	1.65%	2.23%
Home equity and second mortgages	18,801	19,402	1.75	1.88
Other retail	24,691	23,343	1.33	1.93

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended March 31,
			Percent of
	Average Loans		Average Loans
(Dollars in Millions)	2011	2010	2011	2010
Residential mortgages
Sub-prime borrowers	$2,081	$2,432	6.43%	6.67%
Other borrowers	9,814	7,909	2.52	3.38

Total	$11,895	$10,341	3.20%	4.16%
Home equity and second mortgages
Sub-prime borrowers	$527	$609	10.77%	11.32%
Other borrowers	1,980	1,865	3.48	4.57

Total	$2,507	$2,474	5.01%	6.23%

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2011, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in TDR loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio. Refer to “Management’s Discussion and Analysis — Analysis and Determination of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on the analysis and determination of the allowance for credit losses.

16	U.S. Bancorp

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,
(Dollars in Millions)	2011	2010
Balance at beginning of period	$5,531	$5,264
Charge-offs
Commercial
Commercial	137	251
Lease financing	24	45

Total commercial	161	296
Commercial real estate
Commercial mortgages	45	47
Construction and development	95	151

Total commercial real estate	140	198
Residential mortgages	133	146
Retail
Credit card	268	328
Retail leasing	4	9
Home equity and second mortgages	85	94
Other retail	106	132

Total retail	463	563

Covered loans (a)	2	3

Total charge-offs	899	1,206
Recoveries
Commercial
Commercial	12	8
Lease financing	10	11

Total commercial	22	19
Commercial real estate
Commercial mortgages	5	1
Construction and development	10	5

Total commercial real estate	15	6
Residential mortgages	4	1
Retail
Credit card	21	16
Retail leasing	3	4
Home equity and second mortgages	4	4
Other retail	25	21

Total retail	53	45

Covered loans (a)	–	–

Total recoveries	94	71
Net Charge-offs
Commercial
Commercial	125	243
Lease financing	14	34

Total commercial	139	277
Commercial real estate
Commercial mortgages	40	46
Construction and development	85	146

Total commercial real estate	125	192
Residential mortgages	129	145
Retail
Credit card	247	312
Retail leasing	1	5
Home equity and second mortgages	81	90
Other retail	81	111

Total retail	410	518

Covered loans (a)	2	3

Total net charge-offs	805	1,135

Provision for credit losses	755	1,310
Net change for credit losses to be reimbursed by the FDIC	17	–
Acquisitions and other changes	–	–

Balance at end of period	$5,498	$5,439

Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$5,161	$5,235
Allowance for credit losses to be reimbursed by the FDIC	109	–
Liability for unfunded credit commitments	228	204

Total allowance for credit losses	$5,498	$5,439

Allowance for credit losses as a percentage of
Period-end loans, excluding covered loans	2.97%	3.20%
Nonperforming loans, excluding covered loans	180	156
Nonperforming assets, excluding covered assets	154	136
Annualized net charge-offs, excluding covered loans	165	118
Period-end loans	2.78%	2.85%
Nonperforming loans	133	109
Nonperforming assets	110	85
Annualized net charge-offs	168	118

Note:	At March 31, 2011, $2.1 billion of the total allowance for credit losses related to incurred losses on retail loans.

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

U.S. Bancorp	17

At March 31, 2011, the allowance for credit losses was $5.5 billion (2.78 percent of total loans and 2.97 percent of loans excluding covered loans), compared with an allowance of $5.5 billion (2.81 percent of total loans and 3.03 percent of loans excluding covered loans) at December 31, 2010. During the first quarter of 2011, the Company increased the allowance for credit losses by $17 million to reflect covered loan losses reimbursable by the FDIC. The ratio of the allowance for credit losses to nonperforming loans was 133 percent (180 percent excluding covered loans) at March 31, 2011, compared with 136 percent (192 percent excluding covered loans) at December 31, 2010. The ratio of the allowance for credit losses to annualized loan net charge-offs was 168 percent at March 31, 2011, compared with 132 percent of full year 2010 net charge-offs at December 31, 2010.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2011, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2010. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Risk Management Committee of the Company’s Board of Directors provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Management Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2011, and December 31, 2010, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on net interest income simulation analysis.

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

Sensitivity of Net Interest Income

	March 31, 2011						December 31, 2010
	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps
	Immediate		Immediate	Gradual*		Gradual	Immediate		Immediate	Gradual*		Gradual

Net interest income		*	1.57%		*	3.11%		*	1.64%		*	3.14%

*  Given the current level of interest rates, a downward rate scenario can not be computed.

18	U.S. Bancorp

curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 5.0 percent decrease in the market value of equity at March 31, 2011, compared with a 3.6 percent decrease at December 31, 2010. A 200 bps decrease, where possible given current rates, would have resulted in a 4.9 percent decrease in the market value of equity at March 31, 2011, compared with a 5.2 percent decrease at December 31, 2010. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (“asset and liability management positions”), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate debt from floating-rate payments to fixed-rate payments; and
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded mortgage loans held for sale and MSRs.
To manage these risks, the Company may enter into exchange-traded and over-the-counter derivative contracts, including interest rate swaps, swaptions, futures, forwards and options. In addition, the Company enters into interest rate and foreign exchange derivative contracts to support the business requirements of its customers (“customer-related positions”). The Company minimizes the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers. The Company does not utilize derivatives for speculative purposes.
The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into U.S. Treasury futures, options on U.S. Treasury futures contracts, interest rate swaps and forward commitments to buy residential mortgage loans to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2011, the Company had $6.5 billion of forward commitments to sell mortgage loans hedging $3.9 billion of mortgage loans held for sale and $4.3 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risks and funding activities. The ALCO established the Market Risk Committee (“MRC”), which oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company also manages market risk of non-trading business activities, including its MSRs and loans held for sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the amount the Company has at risk of loss to adverse market movements over a one-day time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one-day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. The

U.S. Bancorp	19

Table 9    Regulatory Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2011	2010
Tier 1 capital	$26,821	$25,947
As a percent of risk-weighted assets	10.8%	10.5%
As a percent of adjusted quarterly average assets (leverage ratio)	9.0%	9.1%
Total risk-based capital	$34,198	$33,033
As a percent of risk-weighted assets	13.8%	13.3%

Company’s trading VaR did not exceed $2 million during the first quarter of 2011 and $5 million during the first quarter of 2010.

Liquidity Risk Management The ALCO establishes policies and guidelines, as well as analyzes and manages liquidity, to ensure adequate funds are available to meet normal operating requirements, and unexpected customer demands for funds in a timely and cost-effective manner. Liquidity management is viewed from long-term and short-term perspectives, including various stress scenarios, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on liquidity risk management.
At March 31, 2011, parent company long-term debt outstanding was $13.0 billion, unchanged from December 31, 2010. As of March 31, 2011, there was no parent company debt scheduled to mature in the remainder of 2011.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $5.9 billion at March 31, 2011.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of March 31, 2011, and December 31, 2010. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $30.5 billion at March 31, 2011, compared with $29.5 billion at December 31, 2010. The increase was primarily the result of corporate earnings, and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on capital management.
The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 8.2 percent and 7.6 percent, respectively, at March 31, 2011, compared with 7.8 percent and 7.2 percent, respectively, at December 31, 2010. The Company’s tangible common equity divided by tangible assets was 6.3 percent at March 31, 2011, compared with 6.0 percent at December 31, 2010. Additionally, the Company’s Tier 1 common as a percent of risk-weighted assets, under anticipated Basel III guidelines, was 7.7 percent at March 31, 2011. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
During the first quarter of 2011, the Company received regulatory approval to increase its quarterly common stock dividend, and on March 18, 2011, increased its dividend rate per common share by 150 percent, from $.05 per quarter to $.125 per quarter.
On December 13, 2010, the Company announced its Board of Directors had approved an authorization to repurchase 20 million shares of common stock through December 31, 2011. On March 18, 2011, the Company announced its Board of Directors had approved an authorization to repurchase 50 million shares of common stock through December 31, 2011. This new authorization replaced the December 13, 2010 authorization. All shares repurchased during the first quarter of 2011 were repurchased under the December 13, 2010 and March 18, 2011 repurchase programs in connection with the administration of the Company’s employee benefit plans in the ordinary course of business.

U.S. Bancorp	20

The following table provides a detailed analysis of all shares repurchased during the first quarter of 2011:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Programs	per Share	Programs
January (a)	43,657	$27.45	19,956,172
February (a)	741,149	28.50	19,215,023
March (b)	80,417	27.18	49,998,820

Total	865,223	$28.32	49,998,820

(a)	All shares purchased during January and February of 2011 were purchased under the publicly announced December 13, 2010 authorization.

(b)	During March of 2011, 79,237 shares were purchased under the publicly announced December 13, 2010 authorization and 1,180 shares were purchased under the publicly announced March 18, 2011 authorization.

LINE OF BUSINESS FINANCIAL REVIEW
The Company’s major lines of business are Wholesale Banking and Commercial Real Estate, Consumer and Small Business Banking, Wealth Management and Securities Services, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance.

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on the business lines’ basis for financial presentation.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2011, certain organization and methodology changes were made and, accordingly, 2010 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking and Commercial Real Estate contributed $206 million of the Company’s net income in the first quarter of 2011, or an increase of $197 million, compared with the first quarter of 2010. The increase was primarily driven by higher net revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Total net revenue increased $73 million (10.0 percent) in the first quarter of 2011, compared with the first quarter of 2010. Net interest income, on a taxable-equivalent basis, increased $45 million (9.7 percent) in the first quarter of 2011, compared with the first quarter of 2010. The increase was primarily due to higher average loan and deposit balances, improved spreads on new loans and an increase in loan fees, partially offset by the impact of declining rates on the margin benefit from deposits. Total noninterest income increased $28 million (10.5 percent) in the first quarter of 2011, compared with the first quarter of 2010, mainly due to strong growth in commercial products revenue, including syndication and other capital markets fees, foreign exchange and international trade revenue, and commercial loan and standby letters of credit fees.
Total noninterest expense increased $26 million (9.5 percent) in the first quarter of 2011, compared with the first quarter of 2010, primarily due to higher total compensation and employee benefits expense and increased shared services costs. The provision for credit losses decreased $263 million (59.5 percent) in the first quarter of 2011, compared with the first quarter of 2010. The favorable change was primarily due to a decrease in the reserve allocation and lower net charge-offs for the first quarter of 2011, compared with the first quarter of 2010. Nonperforming assets were $1.4 billion at March 31, 2011, $1.6 billion at December 31, 2010, and $2.3 billion at March 31, 2010. Nonperforming assets as a percentage of period-end loans were 2.50 percent at March 31, 2011, 2.87 percent at December 31, 2010, and 4.20 percent at March 31, 2010. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail and ATM processing. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $132 million of the Company’s net income in the first quarter of 2011, or a decrease of $42 million (24.1 percent), compared with the first quarter of 2010. The decrease was due to higher total noninterest expense, partially offset by an increase in total net revenue.

21	U.S. Bancorp

Table 10    Line of Business Financial Performance

	Wholesale Banking and			Consumer and Small
	Commercial Real Estate			Business Banking
Three Months Ended March 31			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$508	$463	9.7%	$1,134	$1,033	9.8%
Noninterest income	294	266	10.5	607	669	(9.3)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	802	729	10.0	1,741	1,702	2.3
Noninterest expense	296	270	9.6	1,118	1,004	11.4
Other intangibles	4	4	–	18	28	(35.7)

Total noninterest expense	300	274	9.5	1,136	1,032	10.1

Income before provision and income taxes	502	455	10.3	605	670	(9.7)
Provision for credit losses	179	442	(59.5)	398	396	.5

Income before income taxes	323	13	*	207	274	(24.5)
Income taxes and taxable-equivalent adjustment	118	5	*	75	100	(25.0)

Net income	205	8	*	132	174	(24.1)
Net (income) loss attributable to noncontrolling interests	1	1	–	–	–	–

Net income attributable to U.S. Bancorp	$206	$9	*	$132	$174	(24.1)

Average Balance Sheet
Commercial	$35,278	$33,822	4.3%	$7,097	$7,203	(1.5)%
Commercial real estate	19,193	19,872	(3.4)	15,147	13,219	14.6
Residential mortgages	61	68	(10.3)	31,330	25,957	20.7
Retail	7	45	(84.4)	45,544	44,601	2.1

Total loans, excluding covered loans	54,539	53,807	1.4	99,118	90,980	8.9
Covered loans	1,862	2,152	(13.5)	8,758	9,967	(12.1)

Total loans	56,401	55,959	.8	107,876	100,947	6.9
Goodwill	1,604	1,608	(.2)	3,535	3,531	.1
Other intangible assets	59	76	(22.4)	2,228	2,049	8.7
Assets	61,894	60,944	1.6	123,455	113,561	8.7
Noninterest-bearing deposits	19,995	16,122	24.0	17,192	15,591	10.3
Interest checking	13,998	13,934	.5	25,375	23,232	9.2
Savings products	9,803	11,158	(12.1)	39,611	34,036	16.4
Time deposits	12,663	11,080	14.3	24,280	28,321	(14.3)

Total deposits	56,459	52,294	8.0	106,458	101,180	5.2
Total U.S. Bancorp shareholders’ equity	5,508	5,410	1.8	9,262	8,430	9.9

*  Not meaningful

Within Consumer and Small Business Banking, the retail banking division contributed $18 million of the total net income in the first quarter of 2011, or a decrease of $56 million (75.7 percent) from the first quarter of 2010. Mortgage banking contributed $114 million of Consumer and Small Business Banking’s net income in the first quarter of 2011, or an increase of $14 million (14.0 percent) from the first quarter of 2010.
Total net revenue increased $39 million (2.3 percent) in the first quarter of 2011, compared with the first quarter of 2010. Net interest income, on a taxable-equivalent basis, increased $101 million (9.8 percent) in the first quarter of 2011, compared with the first quarter of 2010. The year-over-year increase in net interest income was due to improved loan spreads, and higher loan and deposit volumes, partially offset by a decline in the margin benefit from deposits. Total noninterest income decreased $62 million (9.3 percent) in the first quarter of 2011, compared with the first quarter of 2010. The year-over-year decrease in noninterest income was driven by a reduction in deposit service charges, reflecting the impact of Company-initiated and regulatory revisions to overdraft fee policies, partially offset by core account growth.
Total noninterest expense increased $104 million (10.1 percent) in the first quarter of 2011, compared with the first quarter of 2010. The increase reflected higher compensation and employee benefits expense, shared services costs and net occupancy and equipment expenses related to business expansion, partially offset by lower other intangibles expense.
The provision for credit losses increased $2 million (.5 percent) in the first quarter of 2011, compared with the first quarter of 2010, as lower net charge-offs were offset by an increase in the reserve allocation. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 1.28 percent in the first quarter of 2011, compared with 1.64 percent in the first quarter of 2010. Nonperforming assets were $1.8 billion at March 31, 2011, $1.5 billion at December 31, 2010, and $1.7 billion at March 31, 2010. The increase in nonperforming assets at March 31, 2011, compared with December 31, 2010, was due to the FCB acquisition. Nonperforming assets as a percentage of period-end loans were 1.66 percent at March 31, 2011, 1.44 percent at December 31, 2010, and 1.64 percent at March 31, 2010. Refer to the “Corporate Risk Profile” section for further information

22	U.S. Bancorp

Wealth Management and			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2011	2010	Change	2011	2010	Change	2011	2010	Change	2011	2010	Change
$89	$65	36.9%	$331	$346	(4.3)%	$445	$496	(10.3)%	$2,507	$2,403	4.3%
269	269	–	761	741	2.7	86	7	*	2,017	1,952	3.3
–	–	–	–	–	–	(5)	(34)	85.3	(5)	(34)	85.3

358	334	7.2	1,092	1,087	.5	526	469	12.2	4,519	4,321	4.6
264	235	12.3	421	386	9.1	140	144	(2.8)	2,239	2,039	9.8
10	13	(23.1)	43	52	(17.3)	–	–	–	75	97	(22.7)

274	248	10.5	464	438	5.9	140	144	(2.8)	2,314	2,136	8.3

84	86	(2.3)	628	649	(3.2)	386	325	18.8	2,205	2,185	.9
5	2	*	162	463	(65.0)	11	7	57.1	755	1,310	(42.4)

79	84	(6.0)	466	186	*	375	318	17.9	1,450	875	65.7
29	31	(6.5)	170	68	*	29	8	*	421	212	98.6

50	53	(5.7)	296	118	*	346	310	11.6	1,029	663	55.2
–	–	–	(9)	(7)	(28.6)	25	12	*	17	6	*

$50	$53	(5.7)	$287	$111	*	$371	$322	15.2	$1,046	$669	56.4

$1,019	$1,031	(1.2)%	$5,221	$4,883	6.9%	$98	$343	(71.4)%	$48,713	$47,282	3.0%
589	562	4.8	–	–	–	250	498	(49.8)	35,179	34,151	3.0
381	375	1.6	–	–	–	5	8	(37.5)	31,777	26,408	20.3
1,647	1,532	7.5	17,064	17,412	(2.0)	1	32	(96.9)	64,263	63,622	1.0

3,636	3,500	3.9	22,285	22,295	–	354	881	(59.8)	179,932	171,463	4.9
13	15	(13.3)	–	–	–	7,005	9,281	(24.5)	17,638	21,415	(17.6)

3,649	3,515	3.8	22,285	22,295	–	7,359	10,162	(27.6)	197,570	192,878	2.4
1,463	1,515	(3.4)	2,357	2,356	–	–	–	–	8,959	9,010	(.6)
197	221	(10.9)	837	1,004	(16.6)	6	8	(25.0)	3,327	3,358	(.9)
6,039	5,732	5.4	27,227	26,976	.9	89,281	74,509	19.8	307,896	281,722	9.3
6,145	5,369	14.5	685	609	12.5	172	309	(44.3)	44,189	38,000	16.3
3,107	2,676	16.1	164	105	56.2	1	47	(97.9)	42,645	39,994	6.6
21,385	13,397	59.6	26	21	23.8	154	319	(51.7)	70,979	58,931	20.4
9,083	5,402	68.1	–	1	*	466	802	(41.9)	46,492	45,606	1.9

39,720	26,844	48.0	875	736	18.9	793	1,477	(46.3)	204,305	182,531	11.9
2,076	2,117	(1.9)	5,295	5,350	(1.0)	7,868	5,107	54.1	30,009	26,414	13.6

on factors impacting the credit quality of the loan portfolios.
On April 13, 2011, the Company’s two primary banking subsidiaries, U.S. Bank National Association and U.S. Bank National Association ND, entered into a Consent Order with the Office of the Comptroller of the Currency regarding residential mortgage servicing and foreclosure processes. The Company also entered into a related Consent Order with the Board of Governors of the Federal Reserve System. The Consent Orders were the result of the recent interagency horizontal review of the foreclosure practices of the 14 largest mortgage servicers in the United States. The Company has long been committed to sound modification and foreclosure practices and is committed to revising these processes to meet the expectations of its regulators. The Company does not believe that the resolution of any outstanding issues will materially affect its financial position, results of operations, or ability to conduct normal business activities.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $50 million of the Company’s net income in the first quarter of 2011, or a decrease of $3 million (5.7 percent), compared with the first quarter of 2010. The decrease was due to higher total noninterest expense, partially offset by an increase in total net revenue.
Total net revenue increased $24 million (7.2 percent) in the first quarter of 2011, compared with the first quarter of 2010. Net interest income, on a taxable-equivalent basis, increased $24 million (36.9 percent) in the first quarter of 2011, compared with the first quarter of 2010. The year over year increase in net interest income was primarily due to higher average deposit balances, including the impact of the securitization trust acquisition. Total noninterest income was flat compared with the first quarter of 2010. Trust and investment management fees declined, primarily due to the transfer of the long-term asset management business in the fourth quarter of 2010, partially offset by the impact of the fourth quarter securitization trust acquisition and improved market conditions during the first quarter of 2011. Additionally, there was an increase in investment

U.S. Bancorp	23

product fees due to increased sales volume. Total noninterest expense increased $26 million (10.5 percent) in the first quarter of 2011, compared with the first quarter of 2010. The increase in noninterest expense was primarily due to higher compensation and employee benefits expense and the impact of the securitization trust acquisition, partially offset by a reduction in other intangibles expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $287 million of the Company’s net income in the first quarter of 2011, or an increase of $176 million, compared with the first quarter of 2010. The increase was primarily due to a decrease in the provision for credit losses.
Total net revenue increased $5 million (.5 percent) in the first quarter 2011, compared with the first quarter of 2010. Net interest income, on a taxable-equivalent basis, decreased $15 million (4.3 percent) in the first quarter of 2011, compared with the first quarter of 2010, primarily due to lower retail credit card average loan balances and loan fees. Noninterest income increased $20 million (2.7 percent) in the first quarter of 2011, compared with the first quarter of 2010, primarily due to increased transaction volumes, including business expansion.
Total noninterest expense increased $26 million (5.9 percent) in the first quarter of 2011, compared with the first quarter of 2010, driven by higher compensation and employee benefits expense and processing costs, partially offset by lower other intangibles expense. The provision for credit losses decreased $301 million (65.0 percent) in the first quarter of 2011, compared with the first quarter of 2010, due to lower net charge-offs and a favorable change in the reserve allocation due to improved loss rates. As a percentage of average loans outstanding, net charge-offs were 5.40 percent in the first quarter of 2011, compared with 6.82 percent in the first quarter of 2010.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $371 million in the first quarter of 2011, compared with $322 million in the first quarter of 2010.
Total net revenue increased $57 million (12.2 percent) in the first quarter of 2011, compared with the first quarter of 2010. Net interest income, on a taxable-equivalent basis, decreased $51 million (10.3 percent) in the first quarter of 2011, compared with the first quarter of 2010, reflecting the impact of the current rate environment, lower average covered asset balances, wholesale funding decisions and the Company’s asset/liability position. Total noninterest income increased $108 million in the first quarter of 2011, compared with the first quarter of 2010, principally due to the FCB and Visa gains and lower net securities losses.
Total noninterest expense decreased $4 million (2.8 percent) in the first quarter of 2011, compared with the first quarter of 2010, as a favorable variance in the shared services allocation was partially offset by higher pension costs.
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

NON-REGULATORY CAPITAL RATIOS

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tier 1 common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets using anticipated Basel III definition, and
•	Tangible common equity to risk-weighted assets using Basel I definition.
These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes preferred securities, the nature and extent of which varies among different financial services companies. These ratios are not defined in generally accepted accounting principles (“GAAP”) or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company may be considered non-GAAP financial measures.
Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in

24	U.S. Bancorp

the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

The following table shows the Company’s calculation of these measures:

	March 31,	December 31,
(Dollars in Millions)	2011	2010
Total equity	$31,335	$30,322
Preferred stock	(1,930)	(1,930)
Noncontrolling interests	(828)	(803)
Goodwill (net of deferred tax liability)	(8,317)	(8,337)
Intangible assets, other than mortgage servicing rights	(1,342)	(1,376)

Tangible common equity (a)	18,918	17,876
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	26,821	25,947
Trust preferred securities	(3,949)	(3,949)
Preferred stock	(1,930)	(1,930)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(694)	(692)

Tier 1 common equity using Basel I definition (b)	20,248	19,376

Tier 1 capital, determined in accordance with prescribed regulatory requirements using anticipated Basel III definition	21,855
Preferred stock	(1,930)
Noncontrolling interests of real estate investment trusts	(667)

Tier 1 common equity using anticipated Basel III definition (c)	19,258

Total assets	311,462	307,786
Goodwill (net of deferred tax liability)	(8,317)	(8,337)
Intangible assets, other than mortgage servicing rights	(1,342)	(1,376)

Tangible assets (d)	301,803	298,073
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (e)	247,486	247,619
Risk-weighted assets using anticipated Basel III definition (f)	250,931
Ratios
Tangible common equity to tangible assets (a)/(d)	6.3%	6.0%
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(e)	8.2	7.8
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)/(f)	7.7
Tangible common equity to risk-weighted assets (a)/(e)	7.6	7.2

Note: Anticipated Basel III definitions reflect adjustments for changes to the related elements as proposed in December 2010 by regulatory authorities.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

U.S. Bancorp	25

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$13,800	$14,487
Investment securities
Held-to-maturity (fair value $8,179 and $1,419, respectively)	8,213	1,469
Available-for-sale	52,248	51,509
Loans held for sale (included $3,910 and $8,100 of mortgage loans carried at fair value, respectively)	4,141	8,371
Loans
Commercial	49,272	48,398
Commercial real estate	35,437	34,695
Residential mortgages	32,344	30,732
Retail	63,745	65,194

Total loans, excluding covered loans	180,798	179,019
Covered loans	17,240	18,042

Total loans	198,038	197,061
Less allowance for loan losses	(5,270)	(5,310)

Net loans	192,768	191,751
Premises and equipment	2,508	2,487
Goodwill	8,947	8,954
Other intangible assets	3,415	3,213
Other assets	25,422	25,545

Total assets	$311,462	$307,786

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$47,039	$45,314
Interest-bearing	129,344	129,381
Time deposits greater than $100,000	31,910	29,557

Total deposits	208,293	204,252
Short-term borrowings	31,021	32,557
Long-term debt	31,775	31,537
Other liabilities	9,038	9,118

Total liabilities	280,127	277,464
Shareholders’ equity
Preferred stock	1,930	1,930
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/11 and 12/31/10 — 2,125,725,742 shares	21	21
Capital surplus	8,215	8,294
Retained earnings	27,769	27,005
Less cost of common stock in treasury: 3/31/11 — 199,210,990 shares; 12/31/10 — 204,822,330 shares	(6,089)	(6,262)
Accumulated other comprehensive income (loss)	(1,339)	(1,469)

Total U.S. Bancorp shareholders’ equity	30,507	29,519
Noncontrolling interests	828	803

Total equity	31,335	30,322

Total liabilities and equity	$311,462	$307,786

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	March 31,
(Unaudited)	2011	2010
Interest Income
Loans	$2,552	$2,505
Loans held for sale	63	44
Investment securities	428	410
Other interest income	57	34

Total interest income	3,100	2,993
Interest Expense
Deposits	234	236
Short-term borrowings	133	128
Long-term debt	281	277

Total interest expense	648	641

Net interest income	2,452	2,352
Provision for credit losses	755	1,310

Net interest income after provision for credit losses	1,697	1,042
Noninterest Income
Credit and debit card revenue	267	258
Corporate payment products revenue	175	168
Merchant processing services	301	292
ATM processing services	112	105
Trust and investment management fees	256	264
Deposit service charges	143	207
Treasury management fees	137	137
Commercial products revenue	191	161
Mortgage banking revenue	199	200
Investment products fees and commissions	32	25
Securities gains (losses), net
Realized gains (losses), net	1	12
Total other-than-temporary impairment	(11)	(87)
Portion of other-than-temporary impairment recognized in other comprehensive income	5	41

Total securities gains (losses), net	(5)	(34)
Other	204	135

Total noninterest income	2,012	1,918
Noninterest Expense
Compensation	959	861
Employee benefits	230	180
Net occupancy and equipment	249	227
Professional services	70	58
Marketing and business development	65	60
Technology and communications	185	185
Postage, printing and supplies	74	74
Other intangibles	75	97
Other	407	394

Total noninterest expense	2,314	2,136

Income before income taxes	1,395	824
Applicable income taxes	366	161

Net income	1,029	663
Net (income) loss attributable to noncontrolling interests	17	6

Net income attributable to U.S. Bancorp	$1,046	$669

Net income applicable to U.S. Bancorp common shareholders	$1,003	$648

Earnings per common share	$.52	$.34
Diluted earnings per common share	$.52	$.34
Dividends declared per common share	$.125	$.050
Average common shares outstanding	1,918	1,910
Average diluted common shares outstanding	1,928	1,919

See Notes to Consolidated Financial Statements.

27	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
								Total
							Other	U.S. Bancorp
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interests	Equity
Balance December 31, 2009	1,913	$1,500	$21	$8,319	$24,116	$(6,509)	$(1,484)	$25,963	$698	$26,661
Change in accounting principle					(73)			(73)	(16)	(89)
Net income (loss)					669			669	(6)	663
Changes in unrealized gains and losses on securities available-for-sale							386	386		386
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(41)	(41)		(41)
Unrealized loss on derivative hedges							(39)	(39)		(39)
Foreign currency translation							8	8		8
Reclassification for realized losses							35	35		35
Income taxes							(132)	(132)		(132)

Total comprehensive income (loss)								886	(6)	880
Preferred stock dividends					(19)			(19)		(19)
Common stock dividends					(96)			(96)		(96)
Issuance of common and treasury stock	4			(87)		115		28		28
Purchase of treasury stock	(1)					(15)		(15)		(15)
Distributions to noncontrolling interests								–	(18)	(18)
Net other changes in noncontrolling interests								–	21	21
Stock option and restricted stock grants				35				35		35

Balance March 31, 2010	1,916	$1,500	$21	$8,267	$24,597	$(6,409)	$(1,267)	$26,709	$679	$27,388

Balance December 31, 2010	1,921	$1,930	$21	$8,294	$27,005	$(6,262)	$(1,469)	$29,519	$803	$30,322
Change in accounting principle					(2)			(2)		(2)
Net income (loss)					1,046			1,046	(17)	1,029
Changes in unrealized gains and losses on securities available-for-sale							161	161		161
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(5)	(5)		(5)
Unrealized gain on derivative hedges							62	62		62
Foreign currency translation							(3)	(3)		(3)
Reclassification for realized losses							(4)	(4)		(4)
Income taxes							(81)	(81)		(81)

Total comprehensive income (loss)								1,176	(17)	1,159
Preferred stock dividends					(39)			(39)		(39)
Common stock dividends					(241)			(241)		(241)
Issuance of common and treasury stock	7			(103)		198		95		95
Purchase of treasury stock	(1)					(25)		(25)		(25)
Distributions to noncontrolling interests								–	(18)	(18)
Net other changes in noncontrolling interests								–	60	60
Stock option and restricted stock grants				24				24		24

Balance March 31, 2011	1,927	$1,930	$21	$8,215	$27,769	$(6,089)	$(1,339)	$30,507	$828	$31,335

See Notes to Consolidated Financial Statements.

U.S. Bancorp	28

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
(Dollars in Millions)	March 31,
(Unaudited)	2011	2010
Operating Activities
Net cash provided by operating activities	$6,228	$2,876
Investing Activities
Proceeds from sales of available-for-sale investment securities	141	922
Proceeds from maturities of held-to-maturity investment securities	102	66
Proceeds from maturities of available-for-sale investment securities	3,189	3,070
Purchases of held-to-maturity investment securities	(6,524)	(64)
Purchases of available-for-sale investment securities	(3,896)	(5,205)
Net (increase) decrease in loans outstanding	(672)	1,944
Proceeds from sales of loans	234	440
Purchases of loans	(581)	(622)
Acquisitions, net of cash acquired	650	832
Other, net	(131)	(302)

Net cash provided by (used in) investing activities	(7,488)	1,081
Financing Activities
Net increase in deposits	2,254	314
Net decrease in short-term borrowings	(1,652)	(769)
Proceeds from issuance of long-term debt	370	902
Principal payments or redemption of long-term debt	(378)	(2,143)
Proceeds from issuance of common stock	94	28
Cash dividends paid on preferred stock	(19)	(19)
Cash dividends paid on common stock	(96)	(96)

Net cash provided by (used in) financing activities	573	(1,783)

Change in cash and due from banks	(687)	2,174
Cash and due from banks at beginning of period	14,487	6,206

Cash and due from banks at end of period	$13,800	$8,380

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

Notes to Consolidated Financial Statements
(Unaudited)

Note 1    Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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

Note 2    Accounting Changes

Troubled Debt Restructurings In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to identifying and disclosing troubled debt restructurings (“TDRs”), effective for the Company on July 1, 2011, to be applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance provides clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining whether a restructuring constitutes a TDR. The Company is currently assessing the impact of this guidance on its financial statements.

Note 3    Business Combinations

During the first quarter of 2011, the Company acquired the banking operations of First Community Bank of New Mexico (“FCB”) from the Federal Deposit Insurance Corporation (“FDIC”). The FCB transaction did not include a loss sharing agreement. The Company acquired 38 branch locations and approximately $2.1 billion in assets, assumed approximately $2.1 billion in liabilities, and received approximately $412 million in cash from the FDIC. In addition, the Company recognized a $46 million gain on this transaction during the first quarter of 2011.

30	U.S. Bancorp

Note 4    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	March 31, 2011					December 31, 2010
			Unrealized Losses					Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Other-than-		Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Temporary	Other	Value
Held-to-maturity (a)
U.S. Treasury and agencies	$1,481	$–	$–	$(9)	$1,472	$165	$–	$–	$(1)	$164
Mortgage-backed securities
Residential
Agency	6,325	21	–	(16)	6,330	847	–	–	(4)	843
Non-agency
Non-prime	2	–	–	–	2	3	–	–	–	3
Commercial
Non-agency	7	–	–	(3)	4	10	–	–	(5)	5
Asset-backed securities
Collateralized debt obligations/ Collaterized loan obligations	114	14	–	(9)	119	157	13	–	(18)	152
Other	126	1	–	(8)	119	127	–	(1)	(7)	119
Obligations of state and political subdivisions	26	1	–	(1)	26	27	1	–	(1)	27
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	125	–	–	(25)	100	126	–	–	(27)	99

Total held-to-maturity	$8,213	$37	$–	$(71)	$8,179	$1,469	$14	$(1)	$(63)	$1,419

Available-for-sale (b)
U.S. Treasury and agencies	$2,561	$5	$–	$(29)	$2,537	$2,559	$6	$–	$(28)	$2,537
Mortgage-backed securities
Residential
Agency	37,983	681	–	(146)	38,518	37,144	718	–	(159)	37,703
Non-agency
Prime (c)	1,030	12	(41)	(38)	963	1,216	12	(86)	(39)	1,103
Non-prime	1,141	21	(183)	(32)	947	1,193	15	(243)	(18)	947
Commercial
Agency	168	4	–	(2)	170	194	5	–	(2)	197
Non-agency	47	3	–	–	50	47	3	–	–	50
Asset-backed securities
Collateralized debt obligations/ Collaterized loan obligations	203	34	(2)	(2)	233	204	23	(2)	(1)	224
Other	704	25	(2)	(9)	718	709	23	(3)	(9)	720
Obligations of state and political subdivisions	6,828	9	–	(425)	6,412	6,835	3	–	(421)	6,417
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	1,109	–	–	(105)	1,004	1,109	–	–	(151)	958
Perpetual preferred securities	456	52	–	(38)	470	456	41	–	(49)	448
Other investments	206	14	–	–	220	183	17	–	(1)	199

Total available-for-sale	$52,442	$860	$(228)	$(826)	$52,248	$51,855	$866	$(334)	$(878)	$51,509

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.

(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

The weighted-average maturity of the available-for-sale investment securities was 8.0 years at March 31, 2011, compared with 7.4 years at December 31, 2010. The corresponding weighted-average yields were 3.37 percent and 3.41 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.1 years at March 31, 2011, and 6.3 years at December 31, 2010. The corresponding weighted-average yields were 2.41 percent and 2.07 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at March 31, 2011, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $24.5 billion at March 31, 2011, and $28.0 billion at December 31, 2010, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $7.7 billion at March 31, 2011, and $9.3 billion at December 31, 2010.

U.S. Bancorp	31

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31
(Dollars in Millions)	2011	2010
Taxable	$351	$333
Non-taxable	77	77

Total interest income from investment securities	$428	$410

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31
(Dollars in Millions)	2011	2010
Realized gains	$1	$12
Realized losses	–	–

Net realized gains (losses)	$1	$12

Income tax (benefit) on realized gains (losses)	$–	$4

In 2007, the Company purchased certain structured investment securities (“SIVs”) from certain money market funds managed by an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in the SIVs for a pro-rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related securities.”

Some of the SIV-related securities evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $449 million and $170 million, respectively, at March 31, 2011, and $485 million and $173 million, respectively, at December 31, 2010. Changes in the accretable balance for these securities were as follows:

Three Months Ended March 31
(Dollars in Millions)	2011	2010
Balance at beginning of period	$139	$292
Accretion	(5)	(7)
Other (a)	(8)	34

Balance at end of period	$126	$319

(a)	Primarily represents changes in projected future cash flows on certain investment securities.

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

The following table summarizes other-than-temporary impairment by investment category:

	2011			2010
	Losses			Losses
Three Months Ended March 31	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Held-to-maturity
Asset-backed securities
Other	$–	$–	$–	$(2)	$–	$(2)

Total held-to-maturity	$–	$–	$–	$(2)	$–	$(2)

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$1	$–	$(2)	$(9)	$(11)
Non-prime	(5)	(6)	(11)	(35)	(32)	(67)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	–	(1)	–	(1)
Other	–	–	–	(5)	(1)	(6)
Other debt securities	–	–	–	(1)	1	–

Total available-for-sale	$(6)	$(5)	$(11)	$(44)	$(41)	$(85)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

32	U.S. Bancorp

The Company determined the other-than-temporary impairment recorded in earnings for securities other than perpetual preferred securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income (loss) was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used at March 31, 2011, for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	14%	14%	14%	1%	12%	6%
Lifetime probability of default rates	3	3	3	1	19	8
Lifetime loss severity rates	40	40	40	37	70	55

Changes in the credit losses on non-agency mortgage-backed securities, including SIV-related securities, and other debt securities are summarized as follows:

Three Months Ended March 31
(Dollars in Millions)	2011	2010
Balance at beginning of period	$358	$335
Credit losses on securities not previously considered other-than-temporarily impaired	1	13
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	5	33
Increases in expected cash flows	(7)	(1)
Realized losses	(17)	(7)
Credit losses on security sales and securities expected to be sold	(1)	–
Other	–	18

Balance at end of period	$339	$391

U.S. Bancorp	33

At March 31, 2011, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at March 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. Treasury and agencies	$1,361	$(9)	$–	$–	$1,361	$(9)
Mortgage-backed securities
Residential
Agency	3,317	(16)	–	–	3,317	(16)
Non-agency
Non-prime	–	–	2	–	2	–
Commercial
Non-agency	–	–	4	(3)	4	(3)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	52	(9)	52	(9)
Other	100	–	16	(8)	116	(8)
Obligations of state and political subdivisions	1	–	9	(1)	10	(1)
Other debt securities	–	–	100	(25)	100	(25)

Total held-to-maturity	$4,779	$(25)	$183	$(46)	$4,962	$(71)

Available-for-sale
U.S. Treasury and agencies	$1,546	$(29)	$–	$–	$1,546	$(29)
Mortgage-backed securities
Residential
Agency	11,437	(146)	6	–	11,443	(146)
Non-agency
Prime (a)	43	–	779	(79)	822	(79)
Non-prime	38	(3)	757	(212)	795	(215)
Commercial
Agency	91	(2)	–	–	91	(2)
Non-agency	3	–	1	–	4	–
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	9	(2)	8	(2)	17	(4)
Other	116	(1)	23	(10)	139	(11)
Obligations of state and political subdivisions	4,545	(257)	1,115	(168)	5,660	(425)
Corporate debt securities	15	–	908	(105)	923	(105)
Perpetual preferred securities	–	–	260	(38)	260	(38)
Other investments	–	–	4	–	4	–

Total available-for-sale	$17,843	$(440)	$3,861	$(614)	$21,704	$(1,054)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either corporate debt, obligations of state and political subdivisions or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At March 31, 2011, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

34	U.S. Bancorp

Note 5    Loans and Allowance for Credit Losses

The composition of the loan portfolio was as follows:

	March 31, 2011		December 31, 2010
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$43,249	21.8%	$42,272	21.5%
Lease financing	6,023	3.1	6,126	3.1

Total commercial	49,272	24.9	48,398	24.6
Commercial real estate
Commercial mortgages	28,236	14.3	27,254	13.8
Construction and development	7,201	3.6	7,441	3.8

Total commercial real estate	35,437	17.9	34,695	17.6
Residential mortgages
Residential mortgages	25,671	13.0	24,315	12.3
Home equity loans, first liens	6,673	3.3	6,417	3.3

Total residential mortgages	32,344	16.3	30,732	15.6
Retail
Credit card	15,874	8.0	16,803	8.5
Retail leasing	4,727	2.4	4,569	2.3
Home equity and second mortgages	18,628	9.4	18,940	9.6
Other retail
Revolving credit	3,339	1.7	3,472	1.8
Installment	5,290	2.7	5,459	2.8
Automobile	10,936	5.5	10,897	5.5
Student	4,951	2.5	5,054	2.5

Total other retail	24,516	12.4	24,882	12.6

Total retail	63,745	32.2	65,194	33.0

Total loans, excluding covered loans	180,798	91.3	179,019	90.8
Covered loans	17,240	8.7	18,042	9.2

Total loans	$198,038	100.0%	$197,061	100.0%

The Company had loans of $61.3 billion at March 31, 2011, and $62.8 billion at December 31, 2010, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $44.5 billion at March 31, 2011, and $44.6 billion at December 31, 2010, pledged at the Federal Reserve Bank.
Originated loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.2 billion at March 31, 2011, and $1.3 billion at December 31, 2010. In accordance with applicable authoritative accounting guidance, all purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”).
Covered assets represent loans and other assets acquired from the FDIC subject to loss sharing agreements in the Downey Savings and Loan Association, F.A.; PFF Bank and Trust; and First Bank of Oak Park Corporation transactions and included expected reimbursements from the FDIC of approximately $2.9 billion at March 31, 2011

U.S. Bancorp	35

and $3.1 billion at December 31, 2010. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	March 31, 2011				December 31, 2010
	Purchased	Purchased			Purchased	Purchased
	impaired	nonimpaired	Other		impaired	nonimpaired	Other
(Dollars in Millions)	loans	loans	assets	Total	loans	loans	assets	Total
Commercial loans	$74	$215	$–	$289	$70	$260	$–	$330
Commercial real estate loans	2,286	5,499	–	7,785	2,254	5,952	–	8,206
Residential mortgage loans	3,775	1,550	–	5,325	3,819	1,620	–	5,439
Retail loans	–	918	–	918	–	930	–	930
Losses reimbursable by the FDIC	–	–	2,923	2,923	–	–	3,137	3,137

Covered loans	6,135	8,182	2,923	17,240	6,143	8,762	3,137	18,042
Foreclosed real estate	–	–	390	390	–	–	453	453

Total covered assets	$6,135	$8,182	$3,313	$17,630	$6,143	$8,762	$3,590	$18,495

At March 31, 2011, $.4 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $.5 billion at December 31, 2010, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.
On the acquisition date, the preliminary estimate of the contractually required payments receivable for all purchased impaired loans acquired in the FCB transaction were $502 million, the cash flows expected to be collected were $338 million including interest, and the estimated fair values of the loans were $238 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. For the purchased nonimpaired loans acquired in the FCB transaction, the preliminary estimate as of the acquisition date of the contractually required payments receivable were $1.2 billion, the contractual cash flows not expected to be collected were $184 million, and the estimated fair value of the loans was $828 million.

Changes in the accretable balance for all purchased impaired loans, including those acquired in the FCB transaction, were as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2011	2010
Balance at beginning of period	$2,890	$2,845
Purchases	100	–
Accretion	(112)	(101)
Disposals	(1)	(7)
Reclassifications (to)/from nonaccretable difference (a)	(48)	92
Other	(28)	(4)

Balance at end of period	$2,801	$2,825

(a)	Primarily relates to improvements in expected credit performance and changes in variable rates.

The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses. Several factors are taken into consideration in evaluating the allowance for credit losses, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in loan balances classified as TDRs. Management also considers the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, are evaluated. Finally, the Company considers current economic conditions that might impact the portfolio. This evaluation is inherently subjective as it requires estimates,

36	U.S. Bancorp

including amounts of future cash collections expected on nonaccrual loans, which may be susceptible to significant change. The allowance for credit losses relating to originated loans that have become impaired is based on expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral-dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Company records an allowance for credit losses.
The Company determines the amount of the allowance required for certain sectors based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is generally based on quarterly reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous commercial and consumer loans is based on an analysis of product mix, risk characteristics of the portfolio, bankruptcy experiences, and historical losses, adjusted for current trends, for each homogenous category or group of loans. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
The Company also assesses the credit risk associated with off-balance sheet loan commitments, letters of credit, and derivatives. Credit risk associated with derivatives is reflected in the fair values recorded for those positions. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

Activity in the allowance for credit losses, by portfolio type, for the three months ended March 31, 2011, was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered	Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans	Loans
Balance at beginning of period	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531
Add
Provision for credit losses	174	109	128	128	210	749	6	755
Deduct
Loans charged off	161	140	133	268	195	897	2	899
Less recoveries of loans charged off	(22)	(15)	(4)	(21)	(32)	(94)	–	(94)

Net loans charged off	139	125	129	247	163	803	2	805
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	17	17
Balance at end of period	$1,139	$1,275	$819	$1,276	$854	$5,363	$135	$5,498

Additional detail of the allowance for credit losses by portfolio type, at March 31, 2011 and December 31, 2010, was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered	Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans	Loans
Allowance balance at March 31, 2011 related to:
Loans individually evaluated for impairment (a)	$14	$65	$–	$–	$–	$79	$–	$79
TDRs collectively evaluated for impairment	24	–	333	207	47	611	–	611
Other loans collectively evaluated for impairment	1,101	1,209	486	1,069	807	4,672	28	4,700
Loans acquired with deteriorated credit quality	–	1	–	––	–	1	107	108

Total allowance for credit losses	$1,139	$1,275	$819	$1,276	$854	$5,363	$135	$5,498

Allowance balance at December 31, 2010 related to:
Loans individually evaluated for impairment (a)	$38	$55	$–	$–	$–	$93	$–	$93
TDRs collectively evaluated for impairment	–	–	320	223	30	573	–	573
Other loans collectively evaluated for impairment	1,066	1,235	500	1,172	777	4,750	28	4,778
Loans acquired with deteriorated credit quality	–	1	–	–	–	1	86	87

Total allowance for credit losses	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531

(a)	Represents the allowance for credit losses related to commercial and commercial real estate loans that are greater than $5 million and are classified as nonperforming or TDRs.

U.S. Bancorp	37

Additional detail of loan balances, by portfolio type, at March 31, 2011 and December 31, 2010, was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered		Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans		Loans
March 31, 2011:
Loans individually evaluated for impairment (a)	$182	$932	$–	$–	$–	$1,114	$–		$1,114
TDRs collectively evaluated for impairment	56	–	2,046	467	117	2,686	–		2,686
Other loans collectively evaluated for impairment	49,017	34,243	30,283	15,407	47,754	176,704	11,105		187,809
Loans acquired with deteriorated credit quality	17	262	15	–	–	294	6,135		6,429

Total loans	$49,272	$35,437	$32,344	$15,874	$47,871	$180,798	$17,240	(b)	$198,038

December 31, 2010:
Loans individually evaluated for impairment (a)	$295	$801	$–	$–	$–	$1,096	$–		$1,096
TDRs collectively evaluated for impairment	–	–	1,957	452	114	2,523	–		2,523
Other loans collectively evaluated for impairment	48,103	33,834	28,775	16,351	48,277	175,340	11,899		187,239
Loans acquired with deteriorated credit quality	–	60	–	–	–	60	6,143		6,203

Total loans	$48,398	$34,695	$30,732	$16,803	$48,391	$179,019	$18,042	(b)	$197,061

(a)	Represents commercial and commercial real estate loans that are greater than $5 million and are classified as nonperforming or TDRs.

(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

Credit Quality The quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company. These credit quality ratings are an important part of the Company’s overall credit risk management process and evaluation of its allowance for credit losses.
Generally, commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Future interest payments are generally applied against principal. Commercial loans are generally fully or partially charged down to the fair value of collateral securing the loan, less costs to sell, when the loan is deemed to be uncollectible, repayment is deemed beyond reasonable time frames, the borrower has filed for bankruptcy, or the loan is unsecured and greater than six months past due. Loans secured by 1-4 family properties are generally charged down to fair value, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs. Revolving consumer lines and credit cards are charged off at 180 days past due and closed-end consumer loans, other than loans secured by 1-4 family properties, are charged off at 120 days past due and are, therefore, generally not placed on nonaccrual status. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, these loans are reported as nonaccrual.
Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans is not reasonably estimable. Those loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of the future cash flows can be reasonably estimated.

38	U.S. Bancorp

The following table provides a summary of loans by portfolio type, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
		30-89 Days	90 Days or
(Dollars in Millions)	Current	Past Due	More Past Due	Nonperforming	Total
March 31, 2011:
Commercial	$48,399	$322	$58	$493	$49,272
Commercial real estate	33,700	261	6	1,470	35,437
Residential mortgages	30,832	395	432	685	32,344
Credit card	15,133	228	258	255	15,874
Other retail	47,284	317	195	75	47,871

Total loans, excluding covered loans	175,348	1,523	949	2,978	180,798
Covered loans	14,341	743	1,005	1,151	17,240

Total loans	$189,689	$2,266	$1,954	$4,129	$198,038

December 31, 2010:
Commercial	$47,412	$325	$64	$597	$48,398
Commercial real estate	32,986	415	1	1,293	34,695
Residential mortgages	29,140	456	500	636	30,732
Credit card	15,993	269	313	228	16,803
Other retail	47,706	404	216	65	48,391

Total loans, excluding covered loans	173,237	1,869	1,094	2,819	179,019
Covered loans	14,951	757	1,090	1,244	18,042

Total loans	$188,188	$2,626	$2,184	$4,063	$197,061

The Company classifies its loan portfolios using internal credit quality ratings on a quarterly basis. These ratings include: pass, special mention and classified, and are an important part of the Company’s overall credit risk management process and evaluation of the allowance for credit losses. Loans with a pass rating represent those not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Special mention loans are those that have a potential weakness deserving management’s close attention. Classified loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

The following table provides a summary of loans by portfolio type and the Company’s internal credit quality rating:

		Criticized
		Special		Total
(Dollars in Millions)	Pass	Mention	Classified (a)	Criticized	Total
March 31, 2011:
Commercial	$45,164	$1,659	$2,449	$4,108	$49,272
Commercial real estate	29,043	1,623	4,771	6,394	35,437
Residential mortgages	30,991	25	1,328	1,353	32,344
Credit card	15,361	–	513	513	15,874
Other retail	47,404	75	392	467	47,871

Total loans, excluding covered loans	167,963	3,382	9,453	12,835	180,798
Covered loans	16,315	215	710	925	17,240

Total loans	$184,278	$3,597	$10,163	$13,760	$198,038

Total outstanding commitments	$373,648	$5,192	$11,529	$16,721	$390,369

December 31, 2010:
Commercial	$44,595	$1,545	$2,258	$3,803	$48,398
Commercial real estate	28,155	1,540	5,000	6,540	34,695
Residential mortgages	29,355	29	1,348	1,377	30,732
Credit card	16,262	–	541	541	16,803
Other retail	47,906	70	415	485	48,391

Total loans, excluding covered loans	166,273	3,184	9,562	12,746	179,019
Covered loans	17,073	283	686	969	18,042

Total loans	$183,346	$3,467	$10,248	$13,715	$197,061

Total outstanding commitments	$370,031	$4,923	$11,576	$16,499	$386,530

(a)	Classified rating on consumer loans based on delinquency status.
A loan is considered to be impaired when, based on current events or information, it is probable the Company will be unable to collect all amounts due per the contractual terms of the loan agreement. Impaired loans include certain nonaccrual commercial loans, loans for which a charge-off has been recorded based upon the fair value of the underlying collateral and loans modified as TDRs. Interest income is recognized on impaired loans under the modified terms and conditions if the borrower has demonstrated repayment performance at a level commensurate with the

U.S. Bancorp	39

modified terms over several payment cycles. Purchased credit impaired loans are not reported as impaired loans as long as they continue to perform at least as well as expected at acquisition. Nonaccrual commercial lease financing loans of $54 million and $78 million at March 31, 2011 and December 31, 2010, respectively, were excluded from impaired loans as commercial lease financing loans are accounted for under authoritative accounting guidance for leases, and are excluded from the definition of an impaired loan under loan impairment guidance.

A summary of impaired loans, excluding covered loans, was as follows:

				Commitments
	Period-end	Unpaid		to Lend
	Recorded	Principal	Valuation	Additional
(Dollars in Millions)	Investment	Balance	Allowance	Funds
March 31, 2011:
Commercial	$498	$1,594	$67	$49
Commercial real estate	1,654	3,262	126	19
Residential mortgages	2,575	3,015	343	–
Credit card	467	467	207	–
Other retail	161	197	48	–

Total	$5,355	$8,535	$791	$68

December 31, 2010:
Commercial	$596	$1,631	$59	$80
Commercial real estate	1,308	2,659	118	17
Residential mortgages	2,440	2,877	334	–
Credit card	452	452	218	–
Other retail	152	189	32	–

Total	$4,948	$7,808	$761	$97

Additional information on impaired loans for the three months ended March 31, 2011 follows:

	Average	Interest
	Recorded	Income
(Dollars in Millions)	Investment	Recognized
Commercial	$547	$1
Commercial real estate	1,481	2
Residential mortgages	2,507	25
Credit card	459	3
Other retail	157	1

Total	$5,151	$32

Net gains on the sale of loans of $215 million and $111 million for the three months ended March 31, 2011 and 2010, respectively, and were included in noninterest income, primarily in mortgage banking revenue.

Note 6    Accounting For Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, the sale or syndication of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. The guarantees provided to certain third-parties in connection with the sale or syndication of certain assets, primarily loan portfolios and tax-advantaged investments, are further discussed in Note 13. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note 7. The Company has no asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

40	U.S. Bancorp

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $153 million and $148 million for the three months ended March 31, 2011 and 2010, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Tax credit amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $58 million and $44 million, and in other noninterest expense was $113 million and $117 million for the three months ended March 31, 2011 and 2010, respectively.
At March 31, 2011, approximately $4.2 billion of the Company’s assets and $3.0 billion of its liabilities included on the consolidated balance sheet related to community development and tax-advantaged investment VIEs, compared with $3.8 billion and $2.6 billion, respectively, at December 31, 2010. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized.
In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2011, $374 million of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit, compared with $400 million at December 31, 2010.
The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2011 and December 31, 2010, $5.3 billion of available-for-sale securities and $5.7 billion of short-term borrowings on the consolidated balance sheet were related to the tender option bond program.
The Company is not required to consolidate other VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $48 million, with an aggregate amount of approximately $1.9 billion at March 31, 2011, and from less than $1 million to $41 million, with an aggregate amount of approximately $2.0 billion at December 31, 2010. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the balance sheet. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $4.7 billion at March 31, 2011, compared with $5.0 billion at December 31, 2010. This maximum exposure is determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

U.S. Bancorp	41

Note 7    Mortgage Servicing Rights

The Company serviced $182.7 billion of residential mortgage loans for others at March 31, 2011, and $173.9 billion at December 31, 2010. The net impact included in mortgage banking revenue of assumption changes on the fair value of MSRs and fair value changes of derivatives used to economically hedge MSR value changes was a net gain of $62 million and $42 million for the three months ended March 31, 2011 and 2010, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $157 million and $142 million for the three months ended March 31, 2011, and 2010, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2011	2010
Balance at beginning of period	$1,837	$1,749
Rights purchased	7	5
Rights capitalized	213	132
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	102	(36)
Other changes in fair value (b)	(86)	(72)

Balance at end of period	$2,073	$1,778

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.

(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at March 31, 2011, was as follows:

	Down Scenario		Up Scenario
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps
Net fair value	$6	$(6)	$–	$–

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

A summary of the Company’s MSRs and related characteristics by portfolio as of March 31, 2011 was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total
Servicing portfolio	$12,707	$30,654	$139,304	$182,665
Fair market value	$168	$388	$1,517	$2,073
Value (bps) (a)	132	127	109	113
Weighted-average servicing fees (bps)	40	37	30	32
Multiple (value/servicing fees)	3.30	3.43	3.63	3.53
Weighted-average note rate	5.69%	5.24%	5.13%	5.19%
Age (in years)	4.2	2.2	2.6	2.6
Expected prepayment (constant prepayment rate)	12.6%	15.7%	14.3%	14.4%
Expected life (in years)	6.5	5.6	5.9	5.9
Discount rate	11.9%	11.3%	10.2%	10.5%

(a)	Value is calculated as fair market value divided by the servicing portfolio.

42	U.S. Bancorp

Note 8    Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2011	2010
Net income attributable to U.S. Bancorp	$1,046	$669
Preferred dividends	(39)	(19)
Earnings allocated to participating stock awards	(4)	(2)

Net income applicable to U.S. Bancorp common shareholders	$1,003	$648

Average common shares outstanding	1,918	1,910
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	10	9

Average diluted common shares outstanding	1,928	1,919

Earnings per common share	$.52	$.34
Diluted earnings per common share	$.52	$.34

Options and warrants outstanding at March 31, 2011 and 2010 to purchase 55 million and 56 million common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share because they were antidilutive.

Note 9    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
			Postretirement
	Pension Plans		Welfare Plan
(Dollars in Millions)	2011	2010	2011	2010
Service cost	$30	$23	$1	$2
Interest cost	42	39	2	2
Expected return on plan assets	(52)	(54)	(1)	(1)
Prior service (credit) cost and transition (asset) obligation amortization	(2)	(3)	–	–
Actuarial (gain) loss amortization	31	16	(1)	(1)

Net periodic benefit cost	$49	$21	$1	$2

U.S. Bancorp	43

Note 10    Income Taxes

The components of income tax expense were:

	Three Months Ended
	March 31,
(Dollars in Millions)	2011	2010
Federal
Current	$406	$154
Deferred	(44)	(20)

Federal income tax	362	134
State
Current	10	29
Deferred	(6)	(2)

State income tax	4	27

Total income tax provision	$366	$161

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,
(Dollars in Millions)	2011	2010
Tax at statutory rate	$488	$289
State income tax, at statutory rates, net of federal tax benefit	3	17
Tax effect of
Tax credits, net of related expenses	(87)	(100)
Tax-exempt income	(56)	(52)
Noncontrolling interests	6	2
Other items	12	5

Applicable income taxes	$366	$161

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2011, the federal taxing authority had completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax position was a $135 million liability at March 31, 2011, and a $424 million asset at December 31, 2010.

44	U.S. Bancorp

Note 11    Derivative Instruments

The Company recognizes all derivatives in the consolidated balance sheet at fair value as other assets or liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a hedge of the fair value of a recognized asset or liability (“fair value hedge”); a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”); or a designation is not made as it is a customer-related transaction, an economic hedge for asset/liability risk management purposes or another stand-alone derivative created through the Company’s operations (“free-standing derivative”).
Of the Company’s $33.9 billion of total notional amount of asset and liability management positions at March 31, 2011, $8.6 billion was designated as a fair value, cash flow or net investment hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At March 31, 2011, the Company had $375 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $414 million (net-of-tax) at December 31, 2010. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2011 and the next 12 months is a loss of $101 million (net-of-tax) and $133 million (net-of-tax), respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The net amount of related gains or losses included in the cumulative translation adjustment for the three months ended March 31, 2011 was not material.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale. The Company also enters into U.S. Treasury futures, options on U.S. Treasury futures contracts, interest rate swaps and forward commitments to buy residential mortgage loans to economically hedge the change in the fair value of the Company’s residential MSRs. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company enters into similar offsetting positions. The Company also has derivative contracts that are created through its operations, including commitments to originate mortgage loans held for sale and certain derivative financial guarantee contracts.
For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	45

The following table provides information on the fair value of the Company’s derivative positions:

	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
(Dollars in Millions)	Derivatives	Derivatives	Derivatives	Derivatives
Total fair value of derivative positions	$1,494	$1,904	$1,799	$2,174
Netting (a)	(327)	(944)	(280)	(1,163)

Total	$1,167	$960	$1,519	$1,011

Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At March 31, 2011, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $66 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $680 million. At December 31, 2010, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $55 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $936 million.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
March 31, 2011
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,300	$48	56.44	$500	$2	4.91
Foreign exchange cross-currency swaps	1,420	105	6.00	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	625	4.85
Net investment hedges
Foreign exchange forward contracts	–	–	–	542	8	.08
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,079	24	.08	1,111	6	.07
Sell	2,033	9	.16	4,446	25	.06
Options
Purchased	4,615	–	.06	–	–	–
Written	3,387	19	.07	92	–	.09
Receive fixed/pay floating swaps	2,475	10	10.36	400	6	10.36
Foreign exchange forward contracts	300	1	.10	588	4	.08
Equity contracts	27	1	.33	39	1	2.06
Credit contracts	573	1	2.56	1,199	7	2.90
December 31, 2010
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	1,800	72	55.75	–	–	–
Foreign exchange cross-currency swaps	891	70	6.17	445	–	6.17
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	688	5.03
Net investment hedges
Foreign exchange forward contracts	512	3	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,879	20	.10	6,312	79	.05
Sell	9,082	207	.07	6,002	51	.09
Options
Purchased	1,600	–	.06	–	–	–
Written	6,321	23	.07	1,348	9	.07
Receive fixed/pay floating swaps	2,250	3	10.22	–	–	–
Foreign exchange forward contracts	158	1	.09	694	6	.09
Equity contracts	61	3	1.60	–	–	–
Credit contracts	650	2	3.22	1,183	7	2.71

46	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-			Weighted-
			Average			Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
March 31, 2011
Interest rate contracts
Receive fixed/pay floating swaps	$15,502	$821	4.59	$1,807	$30	5.90
Pay fixed/receive floating swaps	2,103	32	5.78	14,767	788	4.78
Options
Purchased	1,910	13	2.06	95	9	.10
Written	348	10	.18	1,695	13	2.31
Foreign exchange rate contracts
Forwards, spots and swaps (a)	8,764	394	.67	8,681	374	.67
Options
Purchased	324	6	.20	–	–	–
Written	–	–	–	324	6	.20
December 31, 2010
Interest rate contracts
Receive fixed/pay floating swaps	15,730	956	4.64	1,294	21	6.01
Pay fixed/receive floating swaps	1,315	24	6.12	15,769	922	4.68
Options
Purchased	2,024	13	1.98	115	12	.36
Written	472	12	.26	1,667	13	2.35
Foreign exchange rate contracts
Forwards, spots and swaps (a)	7,772	384	.74	7,694	360	.75
Options
Purchased	224	6	.40	–	–	–
Written	–	–	–	224	6	.40

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Gains (Losses) Recognized in		Gains (Losses) Reclassified from Other
	Other Comprehensive Income		Comprehensive Income (Loss) into
	(Loss)		Earnings
Three Months Ended March 31 (Dollars in Millions)	2011	2010	2011	2010
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$5	$(67)	$(34)	$(43)
Net investment hedges
Foreign exchange forward contracts	(32)	(31)	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2011 and 2010.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense on long-term debt.

U.S. Bancorp	47

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

		Gains (Losses)
	Location of	Recognized in
Three Months Ended March 31	Gains (Losses)	Earnings
(Dollars in Millions)	Recognized in Earnings	2011	2010
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$14	$(96)
Foreign exchange cross-currency swaps	Other noninterest income	73	(70)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(14)	20
Purchased and written options	Mortgage banking revenue	49	70
Foreign exchange forward contracts	Commercial products revenue	(14)	(11)
Equity contracts	Compensation expense	1	–
Credit contracts	Other noninterest income/expense	(1)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(147)	69
Pay fixed/receive floating swaps	Other noninterest income	140	(67)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	14	10

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(14) million and $(72) million for the three months ended March 31, 2011, respectively, and $94 million and $69 million for the three months ended March 31, 2010, respectively. The ineffective portion was immaterial for the three months ended March 31, 2011 and 2010.
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
The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at March 31, 2011, was $1.2 billion. At March 31, 2011, the Company had $680 million of cash posted as collateral against this net liability position.

48	U.S. Bancorp

Note 12    Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale investment securities, certain mortgage loans held for sale (“MLHFS”) and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.
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
The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are valued using third-party pricing services; derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes residential MSRs, certain debt securities, including the Company’s SIV-related securities and non-agency mortgaged-backed securities, and certain derivative contracts.
When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2011 and 2010, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.
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

U.S. Bancorp	49

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3. Securities classified within Level 3 include non-agency mortgage-backed securities, certain asset-backed securities, certain collateralized debt obligations and collateralized loan obligations, certain corporate debt securities and SIV-related securities. Due to the limited number of trades of non-agency mortgage-backed securities and lack of reliable evidence about transaction prices, the Company determines the fair value of these securities using a cash flow methodology and incorporating observable market information, where available.
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

The following table shows the valuation assumption ranges for Level 3 available-for-sale non-agency mortgage-backed securities at March 31, 2011:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	4%	28%	13%	1%	13%	6%
Lifetime probability of default rates	–	14	2	–	20	8
Lifetime loss severity rates	16	87	40	10	88	55
Discount margin	3	33	5	3	40	10

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $125 million net loss and a $42 million net gain, for the three months ended March 31, 2011 and 2010, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $3.9 billion as of March 31, 2011, which exceeded the unpaid principal balance by $82 million as of that date. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Mortgage servicing rights MSRs are valued using a cash flow methodology and third-party prices, if available. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and independent third-party valuations. Risks inherent in MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.

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

50	U.S. Bancorp

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

Loan Commitments, Letters of Credit and Guarantees The fair value of commitments, letters of credit and guarantees represents the estimated costs to terminate or otherwise settle the obligations with a third-party. The fair value of residential mortgage commitments is estimated based on observable and unobservable inputs. Other loan commitments, letters of credit and guarantees are not actively traded, and the Company estimates their fair value based on the related amount of unamortized deferred commitment fees adjusted for the probable losses for these arrangements.

U.S. Bancorp	51

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2011
Available-for-sale securities
U.S. Treasury and agencies	$870	$1,667	$–	$–	$2,537
Mortgage-backed securities
Residential
Agency	–	38,518	–	–	38,518
Non-agency
Prime	–	–	963	–	963
Non-prime	–	–	947	–	947
Commercial
Agency	–	170	–	–	170
Non-agency	–	–	50	–	50
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	91	142	–	233
Other	–	585	133	–	718
Obligations of state and political subdivisions	–	6,412	–	–	6,412
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	995	9	–	1,004
Perpetual preferred securities	–	470	–	–	470
Other investments	213	7	–	–	220

Total available-for-sale	1,083	48,921	2,244	–	52,248
Mortgage loans held for sale	–	3,910	–	–	3,910
Mortgage servicing rights	–	–	2,073	–	2,073
Derivative assets	–	685	809	(327)	1,167
Other assets	–	581	–	–	581

Total	$1,083	$54,097	$5,126	$(327)	$59,979

Derivative liabilities	$–	$1,842	$62	$(944)	$960
Other liabilities	–	565	–	–	565

Total	$–	$2,407	$62	$(944)	$1,525

December 31, 2010
Available-for-sale securities
U.S. Treasury and agencies	$873	$1,664	$–	$–	$2,537
Mortgage-backed securities
Residential
Agency	–	37,703	–	–	37,703
Non-agency
Prime	–	–	1,103	–	1,103
Non-prime	–	–	947	–	947
Commercial
Agency	–	197	–	–	197
Non-agency	–	–	50	–	50
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	89	135	–	224
Other	–	587	133	–	720
Obligations of state and political subdivisions	–	6,417	–	–	6,417
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	949	9	–	958
Perpetual preferred securities	–	448	–	–	448
Other investments	181	18	–	–	199

Total available-for-sale	1,054	48,078	2,377	–	51,509
Mortgage loans held for sale	–	8,100	–	–	8,100
Mortgage servicing rights	–	–	1,837	–	1,837
Derivative assets	–	846	953	(280)	1,519
Other assets	–	470	–	–	470

Total	$1,054	$57,494	$5,167	$(280)	$63,435

Derivative liabilities	$–	$2,072	$102	$(1,163)	$1,011
Other liabilities	–	470	–	–	470

Total	$–	$2,542	$102	$(1,163)	$1,481

52	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

				Net Gains	Net Total			Net Change in
				(Losses)	Purchases,			Unrealized Gains
		Net Gains		Included in	Sales, Principal			(Losses) Relating
	Beginning	(Losses)		Other	Payments,		End	to Assets
Three Months Ended March 31,	of Period	Included in		Comprehensive	Issuances and	Transfers into	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Level 3	Balance	End of Period
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,103	$2		$46	$(188)	$–	$963	$38
Non-prime	947	–		51	(51)	–	947	51
Commercial non-agency	50	–		1	(1)	–	50	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	135	4		9	(6)	–	142	9
Other	133	4		3	(7)	–	133	3
Corporate debt securities	9	–		–	–	–	9	–

Total available-for-sale	2,377	10	(a)	110	(253)	–	2,244	101
Mortgage servicing rights	1,837	16	(b)	–	220	–	2,073	16	(b)
Net derivative assets and liabilities	851	43	(c)	–	(147)	–	747	(139	) (d)

2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,429	$–		$29	$(154)	$–	$1,304	$27
Non-prime	968	(31)		16	(53)	–	900	16
Commercial non-agency	13	–		1	–	–	14	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	98	2		–	(21)	–	79	–
Other	357	(2)		(6)	(14)	–	335	(6)
Corporate debt securities	10	–		–	–	–	10	–
Other investments	231	(2)		13	(5)	–	237	13

Total available-for-sale	3,106	(33	) (e)	53	(247)	–	2,879	51
Mortgage servicing rights	1,749	(108	) (b)	–	137	–	1,778	(108	) (b)
Net derivative assets and liabilities	815	372	(f)	–	(282)	–	905	(27	) (g)

(a)	Approximately $(6) million included in securities gains (losses) and $16 million included in interest income.

(b)	Included in mortgage banking revenue.
(c)	Approximately $(5) million included in other noninterest income and $48 million included in mortgage banking revenue.
(d)	Approximately $(129) million included in other noninterest income and $(10) million included in mortgage banking revenue.
(e)	Approximately $(46) million included in securities gains (losses) and $13 million included in interest income.
(f)	Approximately $241 million included in other noninterest income and $131 million included in mortgage banking revenue.
(g)	Approximately $79 million included in other noninterest income and $(106) million included in mortgage banking revenue.

U.S. Bancorp	53

Additional detail of purchases, sales, principal payments, issuances and settlements for assets and liabilities classified within Level 3 for the three months ended March 31, 2011, was as follows:

			Principal
(Dollars in Millions)	Purchases	Sales	Payments	Issuances		Settlements	Net Total
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$–	$(115)	$(73)	$–		$–	$(188)
Non-prime	–	(12)	(39)	–		–	(51)
Commercial non-agency	–	–	(1)	–		–	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	(6)	–		–	(6)
Other	–	–	(7)	–		–	(7)

Total available-for-sale	–	(127)	(126)	–		–	(253)
Mortgage servicing rights	7	–	–	213	(a)		220
Net derivative assets and liabilities	–	(1)	–	–		(146)	(147)

(a)	Represents MSRs capitalized during the period.
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
These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

		March 31, 2011				December 31, 2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$64	$–	$64	$–	$404	$1	$405
Other real estate owned (b)	–	291	–	291	–	812	–	812
Other intangible assets	–	–	–	–	–	–	1	1
Other assets	–	–	–	–	–	4	9	13

(a)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

(b)	Represents the fair value of foreclosed properties that were measured at fair value based on the appraisal value of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2011	2010
Loans (a)	$15	$121
Other real estate owned (b)	87	50
Other intangible assets	–	–
Other assets	–	–

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.

(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2011			December 31, 2010
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$3,910	$3,828	$82	$8,100	$8,034	$66
Nonaccrual loans	11	17	(6)	11	18	(7)
Loans 90 days or more past due	5	6	(1)	6	6	–

54	U.S. Bancorp

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of March 31, 2011 and December 31, 2010, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$13,800	$13,800	$14,487	$14,487
Investment securities held-to-maturity	8,213	8,179	1,469	1,419
Mortgages held for sale (a)	4	4	4	4
Other loans held for sale	227	228	267	267
Loans	192,768	192,996	191,751	192,058
Financial Liabilities
Deposits	208,293	208,722	204,252	204,799
Short-term borrowings	31,021	31,245	32,557	32,839
Long-term debt	31,775	32,174	31,537	31,981

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $360 million and $353 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of other guarantees was $334 million and $330 million at March 31, 2011 and December 31, 2010, respectively.

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
In 2007 and 2008, Visa announced settlement agreements relating to certain of the Visa Litigation matters. Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa Litigation. Using proceeds from its initial IPO and through subsequent reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has established an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability, and will decline as amounts are paid out of the escrow account. During the first quarter of 2011, Visa deposited additional funds into the escrow account and further reduced the conversion ratio applicable to the Class B shares. As a result, the Company recognized a gain of $22 million during the first quarter of 2011 related to the effective repurchase of a portion of the Class B shares.

U.S. Bancorp	55

At March 31, 2011, the carrying amount of the Company’s liability related to the remaining Visa Litigation matters, was $27 million. Class B shares are non-transferable, except for transfers to other Visa U.S.A. member banks. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares upon settlement of the Visa Litigation.

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2011:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$106	$19,581
Third-party borrowing arrangements	–	130
Securities lending indemnifications	–	7,962
Asset sales (a)	181	1,670
Merchant processing	72	73,080
Contingent consideration arrangements	5	5
Minimum revenue guarantees	24	38
Other guarantees	25	8,035

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.

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
The Company currently processes card transactions in the United States, Canada and Europe for airline companies. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2011, the value of airline tickets purchased to be delivered at a future date was $7.0 billion. The Company held collateral of $596 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to government-sponsored entities (“GSEs”) as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2011, the Company had reserved $181 million for potential losses from representations and warranty obligations. The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different from historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Checking Account Overdraft Fee Litigation The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment, however, no class has been certified. The court has denied a motion by the Company to dismiss these cases. The Company believes it has meritorious defenses against these matters, including class certification. As these cases are in the early stages and no damages have been specified, no specific loss range or range of loss can be determined currently.

Other On April 13, 2011, the Company and its two primary banking subsidiaries entered into Consent Orders with U.S. federal banking regulators regarding the Company’s residential mortgage servicing and foreclosure processes. The Company has not been notified of any monetary penalty related to the Consent Orders, however the Consent Orders could result in fines, penalties, restitutions or other alterations to the Company’s business practices. Other

56	U.S. Bancorp

governmental authorities are reported to be discussing various actions with certain mortgage servicers, although the Company has not been notified of any pending regulatory actions or penalties beyond the Consent Orders. Such actions could also lead to fines, settlements or alterations in business practices.
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
For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 14    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2011 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	57

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2011			2010
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$56,405	$468	3.32%	$46,211	$451	3.90%	22.1%
Loans held for sale	6,104	63	4.16	3,932	44	4.50	55.2
Loans (b)
Commercial	48,713	501	4.16	47,282	483	4.13	3.0
Commercial real estate	35,179	396	4.56	34,151	370	4.39	3.0
Residential mortgages	31,777	393	4.97	26,408	347	5.27	20.3
Retail	64,263	1,044	6.59	63,622	1,064	6.78	1.0

Total loans, excluding covered loans	179,932	2,334	5.25	171,463	2,264	5.34	4.9
Covered loans	17,638	235	5.37	21,415	253	4.77	(17.6)

Total loans	197,570	2,569	5.26	192,878	2,517	5.28	2.4
Other earning assets	13,861	57	1.67	5,807	34	2.39	*

Total earning assets	273,940	3,157	4.65	248,828	3,046	4.94	10.1
Allowance for loan losses	(5,418)			(5,312)			(2.0)
Unrealized gain (loss) on available-for-sale securities	(320)			(407)			21.4
Other assets	39,694			38,613			2.8

Total assets	$307,896			$281,722			9.3

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$44,189			$38,000			16.3
Interest-bearing deposits
Interest checking	42,645	19	.18	39,994	19	.19	6.6
Money market savings	45,649	28	.25	40,902	37	.36	11.6
Savings accounts	25,330	35	.57	18,029	25	.57	40.5
Time certificates of deposit less than $100,000	15,264	72	1.91	18,335	80	1.77	(16.7)
Time deposits greater than $100,000	31,228	80	1.04	27,271	75	1.12	14.5

Total interest-bearing deposits	160,116	234	.59	144,531	236	.66	10.8
Short-term borrowings	32,203	135	1.70	32,551	130	1.62	(1.1)
Long-term debt	31,567	281	3.60	32,456	277	3.45	(2.7)

Total interest-bearing liabilities	223,886	650	1.18	209,538	643	1.24	6.8
Other liabilities	9,003			7,092			26.9
Shareholders’ equity
Preferred equity	1,930			1,500			28.7
Common equity	28,079			24,914			12.7

Total U.S. Bancorp shareholders’ equity	30,009			26,414			13.6
Noncontrolling interests	809			678			19.3

Total equity	30,818			27,092			13.8

Total liabilities and equity	$307,896			$281,722			9.3%

Net interest income		$2,507			$2,403

Gross interest margin			3.47%			3.70%

Gross interest margin without taxable-equivalent increments			3.39			3.62

Percent of Earning Assets
Interest income			4.65%			4.94%
Interest expense			.96			1.04

Net interest margin			3.69%			3.90%

Net interest margin without taxable-equivalent increments			3.61%			3.82%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

58	U.S. Bancorp

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2011.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

U.S. Bancorp	59

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Craig E. Gifford
Craig E. Gifford
Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: May 6, 2011

60	U.S. Bancorp

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended
(Dollars in Millions)			March 31, 2011
Earnings
1.	Net income attributable to U.S. Bancorp		$1,046
2.	Applicable income taxes, including expense related to unrecognized tax positions		366

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,412

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$414
	b.	Portion of rents representative of interest and amortization of debt expense	26

	c.	Fixed charges excluding interest on deposits (4a + 4b)	440
	d.	Interest on deposits	234

	e.	Fixed charges including interest on deposits (4c + 4d)	$674

5.	Amortization of interest capitalized		$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,852
7.	Earnings including interest on deposits (3 + 4e + 5)		2,086
8.	Fixed charges excluding interest on deposits (4c)		440
9.	Fixed charges including interest on deposits (4e)		674
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		4.21
11.	Including interest on deposits (line 7/line 9)		3.09

*	Excludes interest expense related to unrecognized tax positions

U.S. Bancorp	61

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: May 6, 2011

62	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: May 6, 2011

U.S. Bancorp	63

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 6, 2011

64	U.S. Bancorp

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