Form 10-Q
period 2011-06-30
US BANCORP \DE\
filed 2011-08-08
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2011
Common Stock, $.01 Par Value	1,920,925,356 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date made. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Global and domestic economies could fail to recover from the recent economic downturn or could experience another severe contraction, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets, could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by effects of recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by continued deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, interest rate risk, and liquidity risk.

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

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,544	$2,409	5.6%	$5,051	$4,812	5.0%
Noninterest income	2,154	2,131	1.1	4,171	4,083	2.2
Securities gains (losses), net	(8)	(21)	61.9	(13)	(55)	76.4

Total net revenue	4,690	4,519	3.8	9,209	8,840	4.2
Noninterest expense	2,425	2,377	2.0	4,739	4,513	5.0
Provision for credit losses	572	1,139	(49.8)	1,327	2,449	(45.8)

Income before taxes	1,693	1,003	68.8	3,143	1,878	67.4
Taxable-equivalent adjustment	56	52	7.7	111	103	7.8
Applicable income taxes	458	199	*	824	360	*

Net income	1,179	752	56.8	2,208	1,415	56.0
Net (income) loss attributable to noncontrolling interests	24	14	71.4	41	20	*

Net income attributable to U.S. Bancorp	$1,203	$766	57.0	$2,249	$1,435	56.7

Net income applicable to U.S. Bancorp common shareholders	$1,167	$862	35.4	$2,170	$1,510	43.7

Per Common Share
Earnings per share	$.61	$.45	35.6%	$1.13	$.79	43.0%
Diluted earnings per share	.60	.45	33.3	1.12	.79	41.8
Dividends declared per share	.125	.050	*	.250	.100	*
Book value per share	15.50	13.69	13.2
Market value per share	25.51	22.35	14.1
Average common shares outstanding	1,921	1,912	.5	1,920	1,911	.5
Average diluted common shares outstanding	1,929	1,921	.4	1,929	1,920	.5
Financial Ratios
Return on average assets	1.54%	1.09%		1.46%	1.03%
Return on average common equity	15.9	13.4		15.2	12.0
Net interest margin (taxable-equivalent basis) (a)	3.67	3.90		3.68	3.90
Efficiency ratio (b)	51.6	52.4		51.4	50.7
Average Balances
Loans	$198,810	$191,161	4.0%	$198,194	$192,015	3.2%
Loans held for sale	3,118	4,048	(23.0)	4,603	3,990	15.4
Investment securities	62,955	47,140	33.5	59,698	46,678	27.9
Earning assets	277,571	247,446	12.2	275,766	248,133	11.1
Assets	312,610	281,340	11.1	310,266	281,530	10.2
Noninterest-bearing deposits	48,721	39,917	22.1	46,467	38,964	19.3
Deposits	209,411	183,318	14.2	206,871	182,927	13.1
Short-term borrowings	29,008	32,286	(10.2)	30,597	32,418	(5.6)
Long-term debt	32,183	30,242	6.4	31,877	31,343	1.7
Total U.S. Bancorp shareholders’ equity	31,967	27,419	16.6	30,994	26,919	15.1

	June 30,	December 31,
	2011	2010
Period End Balances
Loans	$199,882	$197,061	1.4%
Allowance for credit losses	5,308	5,531	(4.0)
Investment securities	65,579	52,978	23.8
Assets	320,874	307,786	4.3
Deposits	214,883	204,252	5.2
Long-term debt	32,830	31,537	4.1
Total U.S. Bancorp shareholders’ equity	32,452	29,519	9.9
Capital ratios
Tier 1 capital	11.0%	10.5%
Total risk-based capital	13.9	13.3
Leverage	9.2	9.1
Tier 1 common equity to risk-weighted assets using Basel I definition (c)	8.4	7.8
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)	8.1	7.3
Tangible common equity to tangible assets (c)	6.5	6.0
Tangible common equity to risk-weighted assets (c)	8.0	7.2

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	See Non-Regulatory Capital Ratios beginning on page 27.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.2 billion for the second quarter of 2011, or $.60 per diluted common share, compared with $766 million, or $.45 per diluted common share for the second quarter of 2010. Return on average assets and return on average common equity were 1.54 percent and 15.9 percent, respectively, for the second quarter of 2011, compared with 1.09 percent and 13.4 percent, respectively, for the second quarter of 2010. Diluted earnings per common share for the second quarter of 2010 included a $.05 benefit related to a non-recurring exchange of perpetual preferred stock for outstanding income trust securities. The second quarter of 2010 results also included net securities losses of $21 million. The provision for credit losses for the second quarter of 2011 was $175 million lower than net charge-offs, compared with $25 million in excess of net charge-offs for the second quarter of 2010.
Total net revenue, on a taxable-equivalent basis, for the second quarter of 2011 was $171 million (3.8 percent) higher than the second quarter of 2010, reflecting a 5.6 percent increase in net interest income and a 1.7 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher payments-related revenue and commercial products revenue, as well as lower net securities losses.
Total noninterest expense in the second quarter of 2011 was $48 million (2.0 percent) higher than the second quarter of 2010, primarily due to higher total compensation and employee benefits expense, including higher pension costs.
The provision for credit losses for the second quarter of 2011 was $572 million, or $567 million (49.8 percent) lower than the second quarter of 2010. Net charge-offs in the second quarter of 2011 were $747 million, compared with $1.1 billion in the second quarter of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income attributable to U.S. Bancorp of $2.2 billion for the first six months of 2011, or $1.12 per diluted common share, compared with $1.4 billion, or $.79 per diluted common share for the first six months of 2010. Return on average assets and return on average common equity were 1.46 percent and 15.2 percent, respectively, for the first six months of 2011, compared with 1.03 percent and 12.0 percent, respectively, for the first six months of 2010. The Company’s results for the first six months of 2011 included a $46 million gain related to the acquisition of First Community Bank of New Mexico (“FCB”) in a transaction with the Federal Deposit Insurance Corporation (“FDIC”). Results for the first six months of 2011 also included net securities losses of $13 million and a provision for credit losses lower than net charge-offs by $225 million. The first six months of 2010 included $200 million of provision for credit losses in excess of net charge-offs and $55 million of net securities losses.
Total net revenue, on a taxable-equivalent basis, for the first six months of 2011 was $369 million (4.2 percent) higher than the first six months of 2010, reflecting a 5.0 percent increase in net interest income and a 3.2 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher payments-related revenue, commercial products revenue and other income, as well as lower net securities losses.
Total noninterest expense in the first six months of 2011 was $226 million (5.0 percent) higher than the first six months of 2010, primarily due to higher total compensation and employee benefits expense, including higher pension costs.
The provision for credit losses for the first six months of 2011 was $1.3 billion, or $1.1 billion (45.8 percent) lower than the first six months of 2010. Net charge-offs in the first six months of 2011 were $1.6 billion, compared with $2.2 billion in the first six months of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.5 billion in the second quarter of 2011, compared with $2.4 billion in the second quarter of 2010. Net interest income, on a taxable-equivalent basis, was $5.1 billion in the first six months of 2011, compared with $4.8 billion in the first six months of 2010. The increases were primarily the result of growth in average earning assets and lower cost core deposit funding. Average earning assets increased $30.1 billion (12.2 percent) in the second quarter and $27.6 billion (11.1 percent) in the first six months of 2011, compared with the same periods of 2010, driven by increases in average investment securities, average loans and average other earning assets, which included cash balances held at the Federal Reserve. The net interest margin in the second quarter and first six months of 2011 was 3.67 percent and 3.68 percent, respectively, compared with 3.90 percent in both the second quarter and first six months of 2010. The decreases in the net interest margin reflected higher balances in lower yielding investment securities and growth in cash balances held at the Federal Reserve. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the second quarter and first six months of 2011 were $7.6 billion (4.0 percent) and $6.2 billion (3.2 percent) higher, respectively, than the same periods of 2010, driven by growth in residential mortgages, commercial loans, commercial real estate loans and retail loans, partially offset by decreases in loans covered by loss sharing agreements with the FDIC. The increases were driven by demand for loans and lines by new and existing credit-worthy borrowers and the impact of the FCB acquisition. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $3.8 billion for both the second quarter and first six months of 2011, or 18.4 percent and 18.0 percent, respectively, compared with the same periods of 2010.
Average investment securities in the second quarter and first six months of 2011 were $15.8 billion (33.5 percent) and $13.0 billion (27.9 percent) higher, respectively, than the same periods of 2010, primarily due to purchases of U.S. Treasury and government agency-related securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.
Average total deposits for the second quarter and first six months of 2011 were $26.1 billion (14.2 percent) and $23.9 billion (13.1 percent) higher, respectively, than the same periods of 2010. Excluding deposits from acquisitions, second quarter 2011 average total deposits increased $17.6 billion (9.6 percent) over the second quarter of 2010. Average noninterest-bearing deposits for the second quarter and first six months of 2011 were $8.8 billion (22.1 percent) and $7.5 billion (19.3 percent) higher, respectively, than the same periods of 2010, largely due to growth in Wholesale Banking and Commercial Real Estate and Consumer and Small Business Banking balances. Average total savings deposits for the second quarter and first six months of 2011 were $15.1 billion (15.1 percent) and $14.9 billion (15.0 percent) higher, respectively, than the same periods of 2010, primarily due to growth in corporate trust balances, including the impact of the December 30, 2010 acquisition of the securitization trust administration business of Bank of America, N.A. (“securitization trust acquisition”), and Consumer and Small Business Banking balances. Average time certificates of deposit less than $100,000 were lower in the second quarter and first six months of 2011 by $1.6 billion (9.5 percent) and $2.3 billion (13.2 percent), respectively, compared with the same periods of 2010, as a result of expected decreases in acquired certificates of deposit and decreases in Consumer and Small Business Banking balances. Average time deposits greater than $100,000 were $3.8 billion (14.4 percent) and $3.9 billion (14.4 percent) higher in the second quarter and first six months of 2011, respectively, compared with the same periods of 2010, principally due to higher balances in Wholesale Banking and Commercial Real Estate and institutional and corporate trust, including the impact of the securitization trust acquisition.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2011 decreased $567 million (49.8 percent) and $1.1 billion (45.8 percent), respectively, from the same periods of 2010. Net charge-offs decreased $367 million (32.9 percent) and $697 million (31.0 percent) in the second quarter and first six months of 2011, respectively, compared with the same periods of 2010, principally due to improvement in the commercial, commercial real estate, credit card and other retail loan portfolios. Delinquencies also decreased in most major loan categories in the second quarter of 2011, compared with the first quarter of 2011. The provision for credit losses was lower than net charge-offs by $175 million in the second quarter and $225 million in the first six months of 2011, but exceeded net charge-offs by $25 million in the second quarter and $200 million in the first six months of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Credit and debit card revenue	$286	$266	7.5%	$553	$524	5.5%
Corporate payment products revenue	185	178	3.9	360	346	4.0
Merchant processing services	338	320	5.6	639	612	4.4
ATM processing services	114	108	5.6	226	213	6.1
Trust and investment management fees	258	267	(3.4)	514	531	(3.2)
Deposit service charges	162	199	(18.6)	305	406	(24.9)
Treasury management fees	144	145	(.7)	281	282	(.4)
Commercial products revenue	218	205	6.3	409	366	11.7
Mortgage banking revenue	239	243	(1.6)	438	443	(1.1)
Investment products fees and commissions	35	30	16.7	67	55	21.8
Securities gains (losses), net	(8)	(21)	61.9	(13)	(55)	76.4
Other	175	170	2.9	379	305	24.3

Total noninterest income	$2,146	$2,110	1.7%	$4,158	$4,028	3.2%

Noninterest Income Noninterest income in the second quarter and first six months of 2011 was $2.1 billion and $4.2 billion, respectively, compared with $2.1 billion and $4.0 billion in the same periods of 2010. The $36 million (1.7 percent) increase during the second quarter and $130 million (3.2 percent) increase during the first six months of 2011, compared with the same periods of 2010, were due to higher payments-related revenues, largely due to increased transaction volumes, and increases in commercial products revenue attributable to higher standby letters of credit fees, commercial loan fees and commercial leasing revenue. The increase in commercial products revenue for the first six months of 2011, compared with the same period of 2010, was also due to higher capital markets fees. ATM processing services income and investment products fees and commissions increased in the second quarter and first six months of 2011, compared with the same periods of 2010, due to business initiatives. In addition, net securities losses decreased, primarily due to lower impairments in the current year. Other income for the first six months of 2011 also increased over the same period of the prior year due to the first quarter 2011 FCB gain and higher retail lease residual valuation income. Offsetting these positive variances was a decrease in deposit service charges in both the second quarter and first six months of 2011, compared with the same periods of 2010, primarily due to Company-initiated and regulatory revisions to overdraft fee policies, partially offset by core account growth. In addition, trust and investment management fees declined as a result of the sale of the Company’s long-term asset management business in the fourth quarter of 2010, partially offset by the positive impact of the securitization trust acquisition and improved market conditions.
The Company anticipates the implementation of recently passed legislation, under the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, will reduce future noninterest income by approximately $300 million on an annualized basis, based on anticipated transaction volume excluding any mitigating actions the Company may take.

Noninterest Expense Noninterest expense was $2.4 billion in the second quarter and $4.7 billion in the first six months of 2011, compared with $2.4 billion in the second quarter and $4.5 billion in the first six months of 2010, or increases of $48 million (2.0 percent) and $226 million (5.0 percent), respectively. The increases in noninterest expense from a year ago were principally due to increased total compensation and employee benefits expense. Total compensation increased primarily due to branch expansion, other business initiatives and merit increases. Employee benefits expense increased due to higher pension and medical costs and the impact of additional staff. Net occupancy and equipment expense increased principally due to business expansion and technology initiatives. Professional services expense increased due to technology-related and other projects across multiple business lines. These increases were partially offset by decreases in other intangibles expense due to the reduction or completion of the amortization of certain intangibles. Other expense was also lower due to debt extinguishment costs recorded in the second quarter of 2010 for the exchange of the income trust securities, lower mortgage servicing and acquisition integration expenses, and lower costs related to investments in affordable housing and other tax-advantaged projects. These decreases were partially offset by higher FDIC deposit insurance expense.

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Compensation	$1,004	$946	6.1%	$1,963	$1,807	8.6%
Employee benefits	210	172	22.1	440	352	25.0
Net occupancy and equipment	249	226	10.2	498	453	9.9
Professional services	82	73	12.3	152	131	16.0
Marketing and business development	90	86	4.7	155	146	6.2
Technology and communications	189	186	1.6	374	371	.8
Postage, printing and supplies	76	75	1.3	150	149	.7
Other intangibles	75	91	(17.6)	150	188	(20.2)
Other	450	522	(13.8)	857	916	(6.4)

Total noninterest expense	$2,425	$2,377	2.0%	$4,739	$4,513	5.0%

Efficiency ratio (a)	51.6%	52.4%		51.4%	50.7%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Income Tax Expense The provision for income taxes was $458 million (an effective rate of 28.0 percent) for the second quarter and $824 million (an effective rate of 27.2 percent) for the first six months of 2011, compared with $199 million (an effective rate of 20.9 percent) and $360 million (an effective rate of 20.3 percent) for the same periods of 2010. The increases in the effective tax rates for the second quarter and first six months of 2011, compared with the same periods of the prior year, principally reflected the marginal impact of higher pretax earnings year-over-year. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $199.9 billion at June 30, 2011, compared with $197.1 billion at December 31, 2010, an increase of $2.8 billion (1.4 percent). The increase was driven by increases in most major loan categories, partially offset by lower retail and covered loans. The $2.2 billion (4.4 percent) increase in commercial loans was primarily driven by higher loan demand from new and existing customers and the $795 million (2.3 percent) increase in commercial real estate loans was primarily due to the FCB acquisition.
Residential mortgages held in the loan portfolio increased $2.4 billion (7.7 percent) at June 30, 2011, compared with December 31, 2010. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, decreased $863 million (1.3 percent) at June 30, 2011, compared with December 31, 2010. The decrease was primarily driven by lower credit card and home equity balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.5 billion at June 30, 2011, compared with $8.4 billion at December 31, 2010. The decrease in loans held for sale was principally due to a decrease in mortgage loan origination and refinancing activity due to an increase in interest rates during the first half of 2011.

Investment Securities Investment securities totaled $65.6 billion at June 30, 2011, compared with $53.0 billion at December 31, 2010. The $12.6 billion (23.8 percent) increase primarily reflected $11.5 billion of net investment purchases and $.3 billion of securities acquired in the FCB acquisition, both primarily in the held-to-maturity investment portfolio, as well as a $.8 billion favorable change in unrealized gains (losses) on available-for-sale investment securities. Held-to-maturity securities were $13.3 billion at June 30, 2011, compared with $1.5 billion at December 31, 2010, primarily reflecting increases in U.S. Treasury and agency mortgage-backed securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.

6	U.S. Bancorp

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
June 30, 2011 (Dollars in Millions)	Cost	Value	Years	Yield (e)	Cost	Value	Years	Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$819	$819	.3	1.71%	$–	$–	–	–%
Maturing after one year through five years	986	987	1.9	1.14	2,301	2,322	2.6	1.01
Maturing after five years through ten years	47	49	7.4	4.49	–	–	–	–
Maturing after ten years	18	18	11.7	3.66	62	62	10.8	3.22

Total	$1,870	$1,873	1.5	1.50%	$2,363	$2,384	2.8	1.06%

Mortgage-Backed Securities (a)
Maturing in one year or less	$227	$226	.7	4.07%	$9	$6	.8	1.02%
Maturing after one year through five years	15,070	15,361	3.7	3.37	6,450	6,577	4.2	3.07
Maturing after five years through ten years	18,589	18,843	6.5	2.71	3,477	3,499	6.7	1.84
Maturing after ten years	6,626	6,641	13.3	1.51	706	715	14.1	1.39

Total	$40,512	$41,071	6.6	2.77%	$10,642	$10,797	5.7	2.55%

Asset-Backed Securities (a)
Maturing in one year or less	$2	$12	.4	20.49%	$3	$2	.6	1.06%
Maturing after one year through five years	151	156	3.2	10.09	71	69	3.0	.92
Maturing after five years through ten years	644	673	7.8	4.12	18	22	6.9	.84
Maturing after ten years	96	98	10.7	2.56	27	26	23.3	.74

Total	$893	$939	7.3	5.00%	$119	$119	8.2	.87%

Obligations of State and Political Subdivisions (b)(c)
Maturing in one year or less	$14	$14	.6	6.10%	$–	$–	.2	7.06%
Maturing after one year through five years	2,312	2,321	4.0	6.50	6	6	3.5	8.27
Maturing after five years through ten years	2,424	2,420	5.9	6.76	3	4	6.2	5.36
Maturing after ten years	2,059	1,927	21.1	6.92	15	14	15.6	5.50

Total	$6,809	$6,682	9.8	6.72%	$24	$24	11.2	6.15%

Other Debt Securities
Maturing in one year or less	$138	$136	.6	6.27%	$1	$1	.8	.90%
Maturing after one year through five years	60	57	1.1	6.66	13	11	2.2	1.30
Maturing after five years through ten years	31	29	6.3	6.33	118	95	7.2	.91
Maturing after ten years	1,207	1,110	28.9	3.89	–	–	–	–

Total	$1,436	$1,332	24.6	4.29%	$132	$107	6.7	.95%

Other Investments	$350	$402	15.6	3.77%	$–	$–	–	–%

Total investment securities (d)	$51,870	$52,299	7.4	3.33%	$13,280	$13,431	5.2	2.26%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and politicial subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 7.4 years at December 31, 2010, with a corresponding weighted-average yield of 3.41 percent. The weighted-average maturity of the held-to-maturity investment securities was 6.3 years at December 31, 2010, with a corresponding weighted-average yield of 2.07 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2011		December 31, 2010
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$4,233	6.5%	$2,724	5.1%
Mortgage-backed securities	51,154	78.5	40,654	76.2
Asset-backed securities	1,012	1.6	1,197	2.3
Obligations of state and political subdivisions	6,833	10.5	6,862	12.9
Other debt securities and investments	1,918	2.9	1,887	3.5

Total investment securities	$65,150	100.0%	$53,324	100.0%

U.S. Bancorp	7

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At June 30, 2011, the Company’s net unrealized gain on available-for-sale securities was $429 million, compared with a net unrealized loss of $346 million at December 31, 2010. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of state and political securities, agency mortgage-backed securities and corporate debt securities. Unrealized losses on available-for-sale securities in an unrealized loss position totaled $687 million at June 30, 2011, compared with $1.2 billion at December 31, 2010. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying collateral or assets and market conditions. At June 30, 2011, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $9 million and $15 million of impairment charges in earnings during the second quarter and first six months of 2011, respectively, predominately on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows resulting from increases in defaults in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 4 and 13 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $214.9 billion at June 30, 2011, compared with $204.3 billion at December 31, 2010, the result of increases in noninterest-bearing, savings and time deposits, partially offset by decreases in money market and interest checking deposits. Noninterest-bearing deposits increased $12.0 billion (26.5 percent), primarily due to increases in Wholesale Banking and Commercial Real Estate, and corporate trust balances. Savings account balances increased $2.4 billion (9.9 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Time certificates of deposit less than $100,000 increased $244 million (1.6 percent) primarily due to the FCB acquisition. Time deposits greater than $100,000 were essentially flat at June 30, 2011, compared with December 31, 2010, and are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing. Money market balances decreased $2.4 billion (5.1 percent) primarily due to lower Consumer and Small Business Banking, and broker-dealer balances. Interest checking balances decreased $1.6 billion (3.6 percent) primarily due to lower institutional trust balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $29.7 billion at June 30, 2011, compared with $32.6 billion at December 31, 2010. The $2.9 billion (8.9 percent) decrease in short-term borrowings was primarily in repurchase agreements and commercial paper balances, and reflected reduced borrowing needs as a result of increases in deposits. Long-term debt was $32.8 billion at June 30, 2011, compared with $31.5 billion at December 31, 2010. The $1.3 billion (4.1 percent) increase was primarily due to $1.7 billion of medium-term note and subordinated debt issuances and a $.5 billion increase in long-term debt related to certain consolidated variable interest entities, partially offset by a $.7 billion extinguishment of junior subordinated debentures in connection with the issuance of perpetual preferred stock. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

8	U.S. Bancorp

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

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at June 30, 2011 (excluding covered loans):

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,383	$5,341	$6,724	55.4%
Over 80% through 90%	438	2,727	3,165	26.1
Over 90% through 100%	398	1,684	2,082	17.1
Over 100%	–	167	167	1.4

Total	$2,219	$9,919	$12,138	100.0%
Other Retail
Less than or equal to 80%	$1,876	$17,619	$19,495	93.0%
Over 80% through 90%	48	715	763	3.6
Over 90% through 100%	61	653	714	3.4
Over 100%	–	–	–	–

Total	$1,985	$18,987	$20,972	100.0%
Total Company
Less than or equal to 80%	$3,259	$22,960	$26,219	79.2%
Over 80% through 90%	486	3,442	3,928	11.9
Over 90% through 100%	459	2,337	2,796	8.4
Over 100%	–	167	167	.5

Total	$4,204	$28,906	$33,110	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance (a)
Less than or equal to 80%	$1,077	$194	$1,271	51.5%
Over 80% through 90%	450	131	581	23.6
Over 90% through 100%	307	204	511	20.7
Over 100%	48	55	103	4.2

Total	$1,882	$584	$2,466	100.0%
Other Retail
Less than or equal to 80%	$11,455	$1,120	$12,575	78.0%
Over 80% through 90%	2,100	436	2,536	15.7
Over 90% through 100%	623	329	952	5.9
Over 100%	43	25	68	.4

Total	$14,221	$1,910	$16,131	100.0%
Total Company
Less than or equal to 80%	$12,532	$1,314	$13,846	74.4%
Over 80% through 90%	2,550	567	3,117	16.8
Over 90% through 100%	930	533	1,463	7.9
Over 100%	91	80	171	.9

Total	$16,103	$2,494	$18,597	100.0%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.

Within the consumer finance division, at June 30, 2011, approximately $2.0 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.1 billion at December 31, 2010.

The following table provides further information on the loan-to-values of residential mortgages specifically for the consumer finance division at June 30, 2011:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$4	$932	$936	7.7%
Over 80% through 90%	2	458	460	3.8
Over 90% through 100%	12	538	550	4.6
Over 100%	–	39	39	.3

Total	$18	$1,967	$1,985	16.4%
Other Borrowers
Less than or equal to 80%	$1,379	$4,409	$5,788	47.7%
Over 80% through 90%	436	2,269	2,705	22.3
Over 90% through 100%	386	1,146	1,532	12.6
Over 100%	–	128	128	1.0

Total	$2,201	$7,952	$10,153	83.6%

Total Consumer Finance	$2,219	$9,919	$12,138	100.0%

In addition to residential mortgages, at June 30, 2011, the consumer finance division had $.5 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2010.

The following table provides further information on the loan-to-values of home equity and second mortgages specifically for the consumer finance division at June 30, 2011:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Sub-Prime Borrowers
Less than or equal to 80%	$62	$114	$176	7.1%
Over 80% through 90%	40	72	112	4.6
Over 90% through 100%	6	124	130	5.3
Over 100%	31	46	77	3.1

Total	$139	$356	$495	20.1%
Other Borrowers
Less than or equal to 80%	$1,015	$80	$1,095	44.4%
Over 80% through 90%	410	59	469	19.0
Over 90% through 100%	301	80	381	15.4
Over 100%	17	9	26	1.1

Total	$1,743	$228	$1,971	79.9%

Total Consumer Finance	$1,882	$584	$2,466	100.0%

The total amount of residential mortgage, home equity and second mortgage loans, other than covered loans, to customers that may be defined as sub-prime borrowers represented only .8 percent of total assets at June 30, 2011, compared with .9 percent at December 31, 2010. Covered loans included $1.4 billion in loans with negative-amortization payment options at June 30, 2011, compared with $1.6 billion at December 31, 2010. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

10	U.S. Bancorp

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2011	2010
Commercial
Commercial	.09%	.15%
Lease financing	.02	.02

Total commercial	.09	.13

Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.01	.01

Total commercial real estate	.01	–
Residential Mortgages	1.13	1.63
Retail
Credit card	1.32	1.86
Retail leasing	.02	.05
Other retail	.39	.49

Total retail	.60	.81

Total loans, excluding covered loans	.44	.61

Covered Loans	5.66	6.04

Total loans	.87%	1.11%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2011	2010
Commercial	.86%	1.37%
Commercial real estate	3.85	3.73
Residential mortgages (a)	3.16	3.70
Retail (b)	1.11	1.26

Total loans, excluding covered loans	1.94	2.19

Covered loans	12.01	12.94

Total loans	2.77%	3.17%

(a)	Delinquent loan ratios exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including nonperforming loans was 10.81 percent at June 30, 2011, and 12.28 percent at December 31, 2010.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of retail loans 90 days or more past due including nonperforming loans was 1.45 percent at June 30, 2011, and 1.60 percent at December 31, 2010.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.7 billion ($804 million excluding covered loans) at June 30, 2011, compared with $2.2 billion ($1.1 billion excluding covered loans) at December 31, 2010. The $290 million (26.5 percent) decrease, excluding covered loans, reflected a moderation in the level of stress in economic conditions in the first six months of 2011. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .87 percent (.44 percent excluding covered loans) at June 30, 2011, compared with 1.11 percent (.61 percent excluding covered loans) at December 31, 2010.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages and retail loans, excluding covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Residential mortgages
30-89 days	$368	$456	1.11%	1.48%
90 days or more	375	500	1.13	1.63
Nonperforming	671	636	2.03	2.07

Total	$1,414	$1,592	4.27%	5.18%

Retail
Credit card
30-89 days	$216	$269	1.34%	1.60%
90 days or more	213	313	1.32	1.86
Nonperforming	256	228	1.59	1.36

Total	$685	$810	4.25%	4.82%
Retail leasing
30-89 days	$10	$17	.20%	.37%
90 days or more	1	2	.02	.05
Nonperforming	–	–	–	–

Total	$11	$19	.22%	.42%
Home equity and second mortgages
30-89 days	$145	$175	.78%	.93%
90 days or more	121	148	.65	.78
Nonperforming	41	36	.22	.19

Total	$307	$359	1.65%	1.90%
Other retail
30-89 days	$154	$212	.62%	.85%
90 days or more	49	66	.20	.26
Nonperforming	32	29	.13	.12

Total	$235	$307	.95%	1.23%

The following table provides information on delinquent and nonperforming loans, excluding covered loans, as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Retail
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Residential mortgages
30-89 days	1.78%	2.38%	.72%	.95%
90 days or more	1.67	2.26	.83	1.24
Nonperforming	2.74	2.99	1.61	1.52

Total	6.19%	7.63%	3.16%	3.71%

Retail
Credit card
30-89 days	–%	–%	1.34%	1.60%
90 days or more	–	–	1.32	1.86
Nonperforming	–	–	1.59	1.36

Total	–%	–%	4.25%	4.82%
Retail leasing
30-89 days	–%	–%	.20%	.37%
90 days or more	–	–	.02	.05
Nonperforming	–	–	–	–

Total	–%	–%	.22%	.42%
Home equity and second mortgages
30-89 days	1.58%	1.98%	.66%	.76%
90 days or more	1.14	1.82	.58	.62
Nonperforming	.20	.20	.22	.19

Total	2.92%	4.00%	1.46%	1.57%
Other retail
30-89 days	4.16%	4.42%	.55%	.77%
90 days or more	.76	.68	.19	.25
Nonperforming	–	–	.13	.12

Total	4.92%	5.10%	.87%	1.14%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

12	U.S. Bancorp

Within the consumer finance division at June 30, 2011, approximately $346 million and $60 million of these delinquent and nonperforming residential mortgages and home equity and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $412 million and $75 million, respectively, at December 31, 2010.

The following table provides summary delinquency information for covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
30-89 days	$590	$757	3.59%	4.19%
90 days or more	928	1,090	5.66	6.04
Nonperforming	1,041	1,244	6.35	6.90

Total	$2,559	$3,091	15.60%	17.13%

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

Troubled Debt Restructurings Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. However, the Company has also implemented certain restructuring programs that may result in TDRs. The consumer finance division has a mortgage loan restructuring program where certain qualifying borrowers facing an interest rate reset, who are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Company also participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. Both the consumer finance division modification program and the HAMP program require the customer to complete a trial period, where the loan modification is contingent on the customer satisfactorily completing the trial period and the loan documents are not modified until that time. The Company reports loans that are modified following the satisfactory completion of the trial period as TDRs. Loans in the pre-modification trial phase represented less than 1.0 percent of residential mortgage loan balances at June 30, 2011 and December 31, 2010.
In addition, the Company has modified certain mortgage loans according to provisions in FDIC-assisted transaction loss sharing agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.
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

The following table provides a summary of TDRs by loan type, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets (excluding covered loans):

		As a Percent of Performing TDRs

June 30, 2011	Performing	30-89 Days	90 Days or more	Nonperforming		Total
(Dollars in Millions)	TDRs	Past Due	Past Due	TDRs		TDRs
Commercial	$65	5.3%	2.8%	$78	(b)	$143
Commercial real estate	225	2.9	–	119	(b)	344
Residential mortgages (a)	1,939	5.4	4.1	161		2,100
Credit card	212	10.5	6.1	256	(c)	468
Other retail	91	9.2	6.0	31		122

Total	$2,532	5.8%	3.9%	$645		$3,177

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and, for commercial, small business credit cards with a modified rate equal to 0 percent.
(c)	Represents consumer credit cards with a modified rate equal to 0 percent.

U.S. Bancorp	13

The following table provides a summary of TDRs, excluding covered loans, that continue to accrue interest:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Commercial	$65	$77	.13%	.16%
Commercial real estate	225	15	.63	.04
Residential mortgages (a)	1,939	1,804	5.86	5.87
Credit card	212	224	1.32	1.33
Other retail	91	87	.19	.18

Total	$2,532	$2,207	1.27%	1.12%

(a)	Excludes loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, and loans in the trial period under HAMP or the Company’s program where a legal modification of the loan is contingent on the customer successfully completing the trial modification period.
TDRs, excluding covered loans, that continue to accrue interest, were $325 million higher at June 30, 2011, than at December 31, 2010, primarily reflecting loan modifications for certain real estate-related customers in light of current economic conditions. The Company continues to work with customers to modify loans for borrowers who are having financial difficulties, including those acquired through FDIC-assisted acquisitions.

Short-Term Modifications  The Company makes short-term modifications to assist borrowers experiencing temporary hardships. Consumer programs include short-term interest rate reductions (three months or less for residential mortgages and twelve months or less for credit cards), deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments during the short-term modification period. At June 30, 2011, loans modified under these programs, excluding loans purchased from GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, represented less than 1.0 percent of total residential mortgage loan balances and 1.2 percent of credit card receivable balances, compared with less than 1.0 percent of total mortgage loan balances and 1.9 percent of credit card receivable balances at December 31, 2010. Because these changes have an insignificant impact on the economic return on the loan, the Company does not consider loans modified under these hardship programs to be TDRs. The Company determines applicable allowances for credit losses for these loans in a manner consistent with other homogeneous loan portfolios.
The Company may also modify commercial loans on a short-term basis, with the most common modification being an extension of the maturity date of twelve months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress but the Company believes the borrower will ultimately pay all contractual amounts owed. These extended loans represented approximately 1.1 percent of total commercial and commercial real estate loan balances at June 30, 2011, unchanged from December 31, 2010. Because interest is charged during the extension period (at the original contractual rate or, in many cases, a higher rate), the extension has an insignificant impact on the economic return on the loan. Therefore, the Company does not consider such extensions to be TDRs. The Company determines the applicable allowance for credit losses on these loans in a manner consistent with other commercial loans.

Nonperforming Assets  The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company, and are generally either originated by the Company or acquired under FDIC loss sharing agreements that substantially reduce the risk of credit losses to the Company. Additionally, nonperforming assets at June 30, 2011 included $287 million of loans and other real estate acquired through the acquisition of FCB from the FDIC, which were not covered by a loss sharing agreement. Assets associated with the FCB transaction were recorded at their estimated fair value, including any discount for expected losses, at the acquisition date and included in the related asset categories. At June 30, 2011, total nonperforming assets were $4.7 billion, compared with $5.0 billion at December 31, 2010. Excluding covered assets, nonperforming assets were $3.3 billion at June 30, 2011, compared with $3.4 billion at December 31, 2010. The $89 million (2.7 percent) decline was principally in the commercial portfolio, reflecting the stabilizing economy. However, stress continued in the commercial and residential mortgage portfolios due to the overall duration of the economic slowdown. Nonperforming covered assets at June 30, 2011, were $1.4 billion, compared with $1.7 billion at December 31, 2010. The majority of the nonperforming covered assets were considered credit-impaired at acquisition and recorded at their estimated fair value at acquisition. The ratio of total nonperforming assets to total loans and other real estate was 2.32 percent (1.77 percent excluding covered assets) at June 30, 2011, compared with 2.55 percent (1.87 percent excluding covered assets) at December 31, 2010.

14	U.S. Bancorp

Table 6    Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2011	2010
Commercial
Commercial	$349	$519
Lease financing	43	78

Total commercial	392	597
Commercial Real Estate
Commercial mortgages	650	545
Construction and development	714	748

Total commercial real estate	1,364	1,293
Residential Mortgages	671	636
Retail
Credit card	256	228
Retail leasing	–	–
Other retail	73	65

Total retail	329	293

Total nonperforming loans, excluding covered loans	2,756	2,819
Covered Loans	1,041	1,244

Total nonperforming loans	3,797	4,063
Other Real Estate (b)(c)	489	511
Covered Other Real Estate (c)	348	453
Other Assets	17	21

Total nonperforming assets	$4,651	$5,048

Total nonperforming assets, excluding covered assets	$3,262	$3,351

Excluding covered assets:
Accruing loans 90 days or more past due	$804	$1,094
Nonperforming loans to total loans	1.50%	1.57%
Nonperforming assets to total loans plus other real estate (b)	1.77%	1.87%
Including covered assets:
Accruing loans 90 days or more past due	$1,732	$2,184
Nonperforming loans to total loans	1.90%	2.06%
Nonperforming assets to total loans plus other real estate (b)	2.32%	2.55%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (e)	Total
Balance December 31, 2010	$3,596	$1,452	$5,048
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,277	387	1,664
Advances on loans	51	–	51

Total additions	1,328	387	1,715
Reductions in nonperforming assets
Paydowns, payoffs	(555)	(142)	(697)
Net sales	(320)	(106)	(426)
Return to performing status	(326)	(24)	(350)
Charge-offs (d)	(532)	(107)	(639)

Total reductions	(1,733)	(379)	(2,112)

Net additions to (reductions in) nonperforming assets	(405)	8	(397)

Balance June 30, 2011	$3,191	$1,460	$4,651

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $632 million and $575 million at June 30, 2011, and December 31, 2010, respectively, of foreclosed GNMA loans which continue to accrue interest.
(c)	Includes equity investments in entities whose only assets are other real estate owned.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

The Company expects total nonperforming assets to trend lower in the third quarter of 2011.
Other real estate, excluding covered assets, was $489 million at June 30, 2011, compared with $511 million at December 31, 2010, and was related to foreclosed properties that previously secured loan balances.

U.S. Bancorp	15

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Commercial
Commercial	.75%	2.23%	.97%	2.32%
Lease financing	.88	1.41	.91	1.78

Total commercial	.77	2.12	.96	2.25
Commercial Real Estate
Commercial mortgages	.90	1.11	.75	.92
Construction and development	5.67	7.31	5.13	7.06

Total commercial real estate	1.85	2.67	1.65	2.47
Residential Mortgages	1.46	2.06	1.55	2.14
Retail
Credit card (a)	5.45	7.79	5.83	7.76
Retail leasing	–	.37	.04	.41
Home equity and second mortgages	1.64	1.64	1.69	1.76
Other retail	1.16	1.70	1.25	1.81

Total retail	2.28	3.16	2.43	3.23

Total loans, excluding covered loans	1.63	2.61	1.72	2.64
Covered Loans	.12	.10	.08	.08

Total loans	1.51%	2.34%	1.58%	2.36%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 5.62 percent and 8.53 percent for the three months ended June 30, 2011 and 2010, respectively, and 6.03 percent and 8.47 percent for the six months ended June 30, 2011 and 2010, respectively.

The following table provides an analysis of other real estate owned (“OREO”), excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

			As a Percent of Ending
	Amount		Loan Balances
	June 30,	December 31,	June 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Residential
Minnesota	$24	$28	.44%	.53%
California	20	21	.30	.34
Illinois	15	16	.51	.57
Colorado	14	9	.40	.27
Washington	12	9	.38	.29
All other states	123	135	.41	.47

Total residential	208	218	.40	.44
Commercial
Nevada	63	58	4.71	3.93
Oregon	28	26	.79	.74
California	22	23	.16	.18
Ohio	20	20	.47	.48
Utah	18	11	.97	.64
All other states	130	155	.21	.26

Total commercial	281	293	.33	.35

Total OREO	$489	$511	.27%	.29%

Analysis of Loan Net Charge-Offs  Total net charge-offs were $747 million for the second quarter and $1.6 billion for the first six months of 2011, compared with net charge-offs of $1.1 billion and $2.2 billion for the same periods of 2010. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2011 was 1.51 percent and 1.58 percent, respectively, compared with 2.34 percent and 2.36 percent, for the same periods of 2010. The year-over-year decreases in total net charge-offs were principally due to improvement in the commercial, commercial real estate, credit card and other retail loan portfolios. The Company expects the level of net charge-offs to continue to trend lower in the third quarter of 2011.
Commercial and commercial real estate loan net charge-offs for the second quarter of 2011 were $260 million (1.22 percent of average loans outstanding on an annualized basis), compared with $472 million (2.35 percent of average loans outstanding on an annualized basis) for the second quarter of 2010. Commercial and commercial real estate loan net charge-offs for the first six months of 2011 were $524 million (1.25 percent of average loans outstanding on an annualized basis), compared with $941 million (2.34 percent of average loans outstanding on an annualized basis) for the first six months of 2010. The decreases reflected the impact of efforts to resolve and reduce exposure to problem assets in the Company’s commercial real estate portfolios and improvement in the other commercial portfolios due to the stabilizing economy.
Residential mortgage loan net charge-offs for the second quarter of 2011 were $119 million (1.46 percent of average loans outstanding on an annualized basis), compared with $138 million (2.06 percent of average loans outstanding on an annualized basis) for the second quarter of 2010. Residential mortgage loan net charge-offs for the first six months of 2011 were $248 million (1.55 percent of average loans outstanding on an annualized basis), compared with $283 million (2.14 percent of average loans outstanding on an annualized basis) for the first six months of 2010. Retail

16	U.S. Bancorp

loan net charge-offs for the second quarter of 2011 were $363 million (2.28 percent of average loans outstanding on an annualized basis), compared with $499 million (3.16 percent of average loans outstanding on an annualized basis) for the second quarter of 2010. Retail loan net charge-offs for the first six months of 2011 were $773 million (2.43 percent of average loans outstanding on an annualized basis), compared with $1.0 billion (3.23 percent of average loans outstanding on an annualized basis) for the first six months of 2010. The year-over-year decreases in residential mortgage and retail loan net charge-offs reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other retail loans:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Consumer Finance (a)
Residential mortgages	$12,083	$10,487	2.82%	3.71%	$11,989	$10,415	3.01%	3.93%
Home equity and second mortgages	2,477	2,462	4.37	5.38	2,492	2,468	4.69	5.80
Other retail	539	610	1.49	1.97	554	606	2.55	3.33
Other Retail
Residential mortgages	$20,651	$16,334	.66%	1.01%	$20,269	$16,201	.69%	1.00%
Home equity and second mortgages	16,157	16,870	1.22	1.09	16,225	16,899	1.23	1.17
Other retail	23,959	22,747	1.16	1.69	24,040	22,744	1.22	1.77
Total Company
Residential mortgages	$32,734	$26,821	1.46%	2.06%	$32,258	$26,616	1.55%	2.14%
Home equity and second mortgages	18,634	19,332	1.64	1.64	18,717	19,367	1.69	1.76
Other retail	24,498	23,357	1.16	1.70	24,594	23,350	1.25	1.81

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Residential mortgages
Sub-prime borrowers	$2,009	$2,347	5.79%	6.15%	$2,045	$2,390	6.11%	6.41%
Other borrowers	10,074	8,140	2.23	3.01	9,944	8,025	2.37	3.19

Total	$12,083	$10,487	2.82%	3.71%	$11,989	$10,415	3.01%	3.93%
Home equity and second mortgages
Sub-prime borrowers	$502	$581	8.79%	10.36%	$514	$595	9.81%	10.85%
Other borrowers	1,975	1,881	3.25	3.84	1,978	1,873	3.36	4.20

Total	$2,477	$2,462	4.37%	5.38%	$2,492	$2,468	4.69%	5.80%

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses. Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2011, including the risk profile of the portfolios, loan net charge-offs during the period, the level of nonperforming assets, accruing loans 90 days or more past due, delinquency ratios and changes in TDR loan balances. Management also considered the uncertainty related to certain industry sectors, and the extent of credit exposure to specific borrowers within the portfolio. In addition, concentration risks associated with commercial real estate and the mix of loans, including credit cards, loans originated through the consumer finance division and residential mortgage balances, and their relative credit risks, were evaluated. Finally, the Company considered current economic conditions that might impact the portfolio. Refer to “Management’s Discussion and Analysis — Analysis and Determination of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on the analysis and determination of the allowance for credit losses.

U.S. Bancorp	17

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$5,498	$5,439	$5,531	$5,264
Charge-offs
Commercial
Commercial	103	232	240	483
Lease financing	22	35	46	80

Total commercial	125	267	286	563
Commercial real estate
Commercial mortgages	70	71	115	118
Construction and development	105	159	200	310

Total commercial real estate	175	230	315	428
Residential mortgages	123	141	256	287
Retail
Credit card	241	333	509	661
Retail leasing	2	7	6	16
Home equity and second mortgages	82	83	167	177
Other retail	97	119	203	251

Total retail	422	542	885	1,105

Covered loans (a)	5	6	7	9

Total charge-offs	850	1,186	1,749	2,392
Recoveries
Commercial
Commercial	20	9	32	17
Lease financing	9	13	19	24

Total commercial	29	22	51	41
Commercial real estate
Commercial mortgages	6	–	11	1
Construction and development	5	3	15	8

Total commercial real estate	11	3	26	9
Residential mortgages	4	3	8	4
Retail
Credit card	25	16	46	32
Retail leasing	2	3	5	7
Home equity and second mortgages	6	4	10	8
Other retail	26	20	51	41

Total retail	59	43	112	88

Covered loans (a)	–	1	–	1

Total recoveries	103	72	197	143
Net Charge-offs
Commercial
Commercial	83	223	208	466
Lease financing	13	22	27	56

Total commercial	96	245	235	522
Commercial real estate
Commercial mortgages	64	71	104	117
Construction and development	100	156	185	302

Total commercial real estate	164	227	289	419
Residential mortgages	119	138	248	283
Retail
Credit card	216	317	463	629
Retail leasing	–	4	1	9
Home equity and second mortgages	76	79	157	169
Other retail	71	99	152	210

Total retail	363	499	773	1,017

Covered loans (a)	5	5	7	8

Total net charge-offs	747	1,114	1,552	2,249

Provision for credit losses	572	1,139	1,327	2,449
Net change for credit losses to be reimbursed by the FDIC	(15)	72	2	72

Balance at end of period	$5,308	$5,536	$5,308	$5,536

Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$4,977	$5,248
Allowance for credit losses to be reimbursed by the FDIC	94	72
Liability for unfunded credit commitments	237	216

Total allowance for credit losses	$5,308	$5,536

Allowance for credit losses as a percentage of
Period-end loans, excluding covered loans	2.83%	3.18%
Nonperforming loans, excluding covered loans	188	168
Nonperforming assets, excluding covered assets	159	146
Annualized net charge-offs, excluding covered loans	174	122
Period-end loans	2.66	2.89
Nonperforming loans	140	120
Nonperforming assets	114	94
Annualized net charge-offs	177	124

Note: At June 30, 2011 and 2010, $2.0 billion and $2.4 billion, respectively, of the total allowance for credit losses related to incurred losses on retail loans.

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

18	U.S. Bancorp

At June 30, 2011, the allowance for credit losses was $5.3 billion (2.66 percent of total loans and 2.83 percent of loans excluding covered loans), compared with an allowance of $5.5 billion (2.81 percent of total loans and 3.03 percent of loans excluding covered loans) at December 31, 2010. The Company decreased the allowance for credit losses by $15 million during the second quarter and increased the allowance for credit losses by $2 million during the first six months of 2011, compared with increases of $72 million for the same periods of the prior year, to reflect covered loan losses reimbursable by the FDIC. The ratio of the allowance for credit losses to nonperforming loans was 140 percent (188 percent excluding covered loans) at June 30, 2011, compared with 136 percent (192 percent excluding covered loans) at December 31, 2010. The ratio of the allowance for credit losses to annualized loan net charge-offs was 177 percent at June 30, 2011, compared with 132 percent of full year 2010 net charge-offs at December 31, 2010.

Residual Value Risk Management  The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2011, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2010. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis  Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2011, and December 31, 2010, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on net interest income simulation analysis.

Sensitivity of Net Interest Income

	June 30, 2011						December 31, 2010
	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps
	Immediate		Immediate	Gradual		Gradual	Immediate		Immediate	Gradual		Gradual

Net interest income		*	2.05%		*	3.27%		*	1.64%		*	3.14%

*	Given the current level of interest rates, a downward rate scenario cannot be computed.

U.S. Bancorp	19

Market Value of Equity Modeling  The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 3.3 percent decrease in the market value of equity at June 30, 2011, compared with a 3.6 percent decrease at December 31, 2010. A 200 bps decrease, where possible given current rates, would have resulted in a 6.7 percent decrease in the market value of equity at June 30, 2011, compared with a 5.2 percent decrease at December 31, 2010. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on market value of equity modeling.

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
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2011, the Company had $6.6 billion of forward commitments to sell mortgage loans hedging $3.3 billion of mortgage loans held for sale and $5.4 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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
For additional information on derivatives and hedging activities, refer to Note 12 in the Notes to Consolidated Financial Statements.

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

20	U.S. Bancorp

Table 9    Regulatory Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2011	2010
Tier 1 capital	$27,795	$25,947
As a percent of risk-weighted assets	11.0%	10.5%
As a percent of adjusted quarterly average assets (leverage ratio)	9.2%	9.1%
Total risk-based capital	$35,109	$33,033
As a percent of risk-weighted assets	13.9%	13.3%

one-day time horizon. The Company measures VaR at the ninety-ninth percentile using distributions derived from past market data. On average, the Company expects the one-day VaR to be exceeded two to three times per year. The Company monitors the effectiveness of its risk program by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. The Company’s trading VaR did not exceed $2 million during the first six months of 2011 and did not exceed $5 million during the first six months of 2010.

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
At June 30, 2011, parent company long-term debt outstanding was $14.0 billion, compared with $13.0 billion at December 31, 2010. The $1.0 billion increase was primarily due to $1.7 billion of medium-term note and subordinated debt issuances, partially offset by a $.7 billion extinguishment of junior subordinated debentures in connection with the issuance of perpetual preferred stock. As of June 30, 2011, there was no parent company debt scheduled to mature in the remainder of 2011.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $7.0 billion at June 30, 2011.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of June 30, 2011, and December 31, 2010. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $32.5 billion at June 30, 2011, compared with $29.5 billion at December 31, 2010. The increase was primarily the result of corporate earnings, the issuance of $.7 billion of perpetual preferred stock in exchange for the extinguishment of income trust securities and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on capital management.

U.S. Bancorp	21

The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 8.4 percent and 8.0 percent, respectively, at June 30, 2011, compared with 7.8 percent and 7.2 percent, respectively, at December 31, 2010. The Company’s tangible common equity divided by tangible assets was 6.5 percent at June 30, 2011, compared with 6.0 percent at December 31, 2010. Additionally, the Company’s Tier 1 common as a percent of risk-weighted assets, under anticipated Basel III guidelines, was 8.1 percent at June 30, 2011, compared with 7.3 percent at December 31, 2010. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
On March 18, 2011, the Company announced its Board of Directors had approved an authorization to repurchase 50 million shares of common stock through December 31, 2011. All shares repurchased during the second quarter of 2011 were repurchased under this authorization.
The following table provides a detailed analysis of all shares repurchased during the second quarter of 2011:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
April	13,498	$25.14	49,985,322
May	3,242	25.23	49,982,080
June	2,507,560	25.29	47,474,520

Total	2,524,300	$25.29	47,474,520

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking and Commercial Real Estate contributed $265 million of the Company’s net income in the second quarter and $473 million in the first six months of 2011, or increases of $169 million and $364 million, respectively, compared with the same periods of 2010. The increases were primarily driven by higher net revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Total net revenue increased $78 million (10.1 percent) in the second quarter and $148 million (9.8 percent) in the first six months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $35 million (7.1 percent) in the second quarter and $82 million (8.6 percent) in the first six months of 2011, compared with the same periods of 2010. The year-over-year increases in net interest income were primarily due to higher average loan and deposit balances and increases in loan fees, partially offset by the impact of declining rates on the margin benefit from deposits. Total noninterest income increased $43 million (15.2 percent) in the second quarter and $66 million (11.9 percent) in the first six months of 2011, compared with the same periods of 2010. The increases were primarily due to growth in commercial products revenue, including syndication and other capital markets fees, commercial leasing, foreign exchange and international trade revenue, and commercial loan and standby letters of credit fees.
Total noninterest expense increased $24 million (7.9 percent) in the second quarter and $49 million (8.5 percent) in the first six months of 2011, compared with the same periods of 2010. The increases were primarily due to higher total compensation, employee benefits and FDIC deposit insurance expense and increased shared services costs, partially offset by lower

22	U.S. Bancorp

costs on OREO. The provision for credit losses decreased $204 million (63.9 percent) in the second quarter and $468 million (61.5 percent) in the first six months of 2011, compared with the same periods of 2010. The favorable changes were primarily due to lower net charge-offs in the second quarter and first six months of 2011, compared with the same periods of 2010. Nonperforming assets were $1.3 billion at June 30, 2011, $1.4 billion at March 31, 2011, and $2.0 billion at June 30, 2010. Nonperforming assets as a percentage of period-end loans were 2.22 percent at June 30, 2011, 2.50 percent at March 31, 2011, and 3.71 percent at June 30, 2010. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $192 million of the Company’s net income in the second quarter and $331 million in the first six months of 2011, or increases of $40 million (26.3 percent), and $22 million (7.1 percent), respectively, compared with the same periods of 2010. The increases were due to lower provision for credit losses and increases in total net revenue, partially offset by higher total noninterest expense.
Within Consumer and Small Business Banking, the retail banking division contributed $56 million of the total net income in the second quarter and $75 million in the first six months of 2011, compared with $18 million and $75 million in the same periods of 2010. Mortgage banking contributed $136 million and $256 million of Consumer and Small Business Banking’s net income in the second quarter and first six months of 2011, respectively, compared with $134 million and $234 million in the same periods of 2010.
Total net revenue increased $32 million (1.8 percent) in the second quarter and $76 million (2.2 percent) in the first six months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $52 million (4.9 percent) in the second quarter and $152 million (7.2 percent) in the first six months of 2011, compared with the same periods of 2010. The year-over-year increases in net interest income were due to higher loan and deposit volumes, partially offset by declines in the margin benefit from deposits. Total noninterest income decreased $20 million (2.8 percent) in the second quarter and $76 million (5.5 percent) in the first six months of 2011, compared with the same periods of 2010. The year-over-year decreases in noninterest income were driven by reductions in deposit service charges, reflecting the impact of Company-initiated and regulatory revisions to overdraft fee policies, partially offset by core account growth and pricing changes. Retail lease residual valuation income increased year-over-year due to improved retail lease end of term results.
Total noninterest expense increased $43 million (3.9 percent) in the second quarter and $114 million (5.3 percent) in the first six months of 2011, compared with the same periods of 2010. The increases reflected higher compensation and employee benefits expense, FDIC deposit insurance expense, shared services costs and net occupancy and equipment expenses related to business initiatives, partially offset by lower other intangibles expense and litigation costs.
The provision for credit losses decreased $75 million (16.8 percent) in the second quarter and $69 million (8.2 percent) in the first six months of 2011, compared with the same periods of 2010, principally due to lower net charge-offs. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 1.31 percent in the second quarter of 2011, compared with 1.57 percent in the second quarter of 2010. Nonperforming assets were $1.7 billion at June 30, 2011, $1.8 billion at March 31, 2011, and $1.6 billion at June 30, 2010. Nonperforming assets as a percentage of period-end loans were 1.58 percent at June 30, 2011, 1.66 percent at March 31, 2011, and 1.60 percent at June 30, 2010. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
During the second quarter of 2011, the Company’s two primary banking subsidiaries, U.S. Bank National Association and U.S. Bank National Association ND, entered into a Consent Order with the Office of the Comptroller of the Currency regarding residential mortgage servicing and foreclosure processes. The Company also entered into a related Consent Order with the Board of Governors of the Federal Reserve System. The Consent Orders were the result of an interagency horizontal review of the foreclosure practices of the 14 largest mortgage servicers in the United States.
The Consent Orders mandate certain changes to the Company’s mortgage servicing and foreclosure processes. Specifically, the Consent Orders require the Company, U.S. Bank National Association and U.S. Bank National Association ND to, among other things, submit a comprehensive action plan setting forth the steps necessary to ensure residential mortgage servicing and

U.S. Bancorp	23

Table 10    Line of Business Financial Performance

	Wholesale Banking and			Consumer and Small
	Commercial Real Estate			Business Banking
Three Months Ended June 30			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$525	$490	7.1%	$1,123	$1,071	4.9%
Noninterest income	326	283	15.2	687	707	(2.8)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	851	773	10.1	1,810	1,778	1.8
Noninterest expense	322	298	8.1	1,116	1,067	4.6
Other intangibles	4	4	–	18	24	(25.0)

Total noninterest expense	326	302	7.9	1,134	1,091	3.9

Income before provision and income taxes	525	471	11.5	676	687	(1.6)
Provision for credit losses	115	319	(63.9)	372	447	(16.8)

Income before income taxes	410	152	*	304	240	26.7
Income taxes and taxable-equivalent adjustment	149	55	*	111	87	27.6

Net income	261	97	*	193	153	26.1
Net (income) loss attributable to noncontrolling interests	4	(1)	*	(1)	(1)	–

Net income attributable to U.S. Bancorp	$265	$96	*	$192	$152	26.3

Average Balance Sheet
Commercial	$36,075	$32,840	9.9%	$7,197	$7,141	.8%
Commercial real estate	19,103	19,452	(1.8)	15,590	13,786	13.1
Residential mortgages	54	71	(23.9)	32,282	26,364	22.4
Retail	6	51	(88.2)	45,450	44,381	2.4

Total loans, excluding covered loans	55,238	52,414	5.4	100,519	91,672	9.7
Covered loans	1,599	2,030	(21.2)	8,488	9,756	(13.0)

Total loans	56,837	54,444	4.4	109,007	101,428	7.5
Goodwill	1,604	1,608	(.2)	3,515	3,534	(.5)
Other intangible assets	55	71	(22.5)	2,244	2,005	11.9
Assets	63,028	59,999	5.0	121,847	114,379	6.5
Noninterest-bearing deposits	23,273	17,371	34.0	17,837	15,994	11.5
Interest checking	14,149	12,841	10.2	26,110	23,903	9.2
Savings products	9,350	9,758	(4.2)	40,530	35,763	13.3
Time deposits	12,609	10,876	15.9	24,629	26,510	(7.1)

Total deposits	59,381	50,846	16.8	109,106	102,170	6.8
Total U.S. Bancorp shareholders’ equity	5,497	5,373	2.3	9,236	8,395	10.0

	Wholesale Banking and			Consumer and Small
	Commercial Real Estate			Business Banking
Six Months Ended June 30			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,034	$952	8.6%	$2,256	$2,104	7.2%
Noninterest income	619	553	11.9	1,294	1,370	(5.5)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	1,653	1,505	9.8	3,550	3,474	2.2
Noninterest expense	616	566	8.8	2,217	2,088	6.2
Other intangibles	8	9	(11.1)	36	51	(29.4)

Total noninterest expense	624	575	8.5	2,253	2,139	5.3

Income before provision and income taxes	1,029	930	10.6	1,297	1,335	(2.8)
Provision for credit losses	293	761	(61.5)	774	843	(8.2)

Income before income taxes	736	169	*	523	492	6.3
Income taxes and taxable-equivalent adjustment	268	60	*	191	182	4.9

Net income	468	109	*	332	310	7.1
Net (income) loss attributable to noncontrolling interests	5	–	*	(1)	(1)	–

Net income attributable to U.S. Bancorp	$473	$109	*	$331	$309	7.1

Average Balance Sheet
Commercial	$35,669	$33,319	7.1%	$7,156	$7,180	(.3)%
Commercial real estate	19,155	19,665	(2.6)	15,355	13,503	13.7
Residential mortgages	58	69	(15.9)	31,802	26,162	21.6
Retail	6	48	(87.5)	45,496	44,491	2.3

Total loans, excluding covered loans	54,888	53,101	3.4	99,809	91,336	9.3
Covered loans	1,730	2,091	(17.3)	8,621	9,861	(12.6)

Total loans	56,618	55,192	2.6	108,430	101,197	7.1
Goodwill	1,604	1,608	(.2)	3,525	3,531	(.2)
Other intangible assets	57	73	(21.9)	2,236	2,030	10.1
Assets	62,460	60,463	3.3	122,630	113,983	7.6
Noninterest-bearing deposits	21,650	16,758	29.2	17,510	15,785	10.9
Interest checking	14,074	13,385	5.1	25,743	23,569	9.2
Savings products	9,580	10,454	(8.4)	40,067	34,904	14.8
Time deposits	12,635	10,977	15.1	24,456	27,411	(10.8)

Total deposits	57,939	51,574	12.3	107,776	101,669	6.0
Total U.S. Bancorp shareholders’ equity	5,502	5,391	2.1	9,249	8,413	9.9

*  Not meaningful

24	U.S. Bancorp

Wealth Management and			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2011	2010	Change	2011	2010	Change	2011	2010	Change	2011	2010	Change
$86	$78	10.3%	$326	$332	(1.8)%	$484	$438	10.5%	$2,544	$2,409	5.6%
271	277	(2.2)	831	791	5.1	39	73	(46.6)	2,154	2,131	1.1
–	–	–	–	–	–	(8)	(21)	61.9	(8)	(21)	61.9

357	355	.6	1,157	1,123	3.0	515	490	5.1	4,690	4,519	3.8
281	246	14.2	437	416	5.0	194	259	(25.1)	2,350	2,286	2.8
10	13	(23.1)	43	50	(14.0)	–	–	–	75	91	(17.6)

291	259	12.4	480	466	3.0	194	259	(25.1)	2,425	2,377	2.0

66	96	(31.3)	677	657	3.0	321	231	39.0	2,265	2,142	5.7
(6)	2	*	89	358	(75.1)	2	13	(84.6)	572	1,139	(49.8)

72	94	(23.4)	588	299	96.7	319	218	46.3	1,693	1,003	68.8
26	34	(23.5)	214	109	96.3	14	(34)	*	514	251	*

46	60	(23.3)	374	190	96.8	305	252	21.0	1,179	752	56.8
–	–	–	(10)	(8)	(25.0)	31	24	29.2	24	14	71.4

$46	$60	(23.3)	$364	$182	*	$336	$276	21.7	$1,203	$766	57.0

$1,077	$1,085	(.7)%	$5,627	$5,162	9.0%	$78	$112	(30.4)%	$50,054	$46,340	8.0%
580	569	1.9	–	–	–	226	357	(36.7)	35,499	34,164	3.9
392	372	5.4	–	–	–	6	14	(57.1)	32,734	26,821	22.0
1,579	1,596	(1.1)	16,789	17,338	(3.2)	–	16	*	63,824	63,382	.7

3,628	3,622	.2	22,416	22,500	(.4)	310	499	(37.9)	182,111	170,707	6.7
13	15	(13.3)	5	–	*	6,594	8,653	(23.8)	16,699	20,454	(18.4)

3,641	3,637	.1	22,421	22,500	(.4)	6,904	9,152	(24.6)	198,810	191,161	4.0
1,463	1,522	(3.9)	2,370	2,335	1.5	–	–	–	8,952	8,999	(.5)
188	208	(9.6)	807	971	(16.9)	5	7	(28.6)	3,299	3,262	1.1
6,025	5,808	3.7	27,564	27,212	1.3	94,146	73,942	27.3	312,610	281,340	11.1
6,636	5,749	15.4	711	611	16.4	264	192	37.5	48,721	39,917	22.1
2,900	2,636	10.0	173	115	50.4	2	8	(75.0)	43,334	39,503	9.7
21,413	14,527	47.4	29	23	26.1	214	220	(2.7)	71,536	60,291	18.7
8,459	5,884	43.8	–	1	*	123	336	(63.4)	45,820	43,607	5.1

39,408	28,796	36.9	913	750	21.7	603	756	(20.2)	209,411	183,318	14.2
2,078	2,119	(1.9)	5,245	5,286	(.8)	9,911	6,246	58.7	31,967	27,419	16.6

Wealth Management and			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2011	2010	Change	2011	2010	Change	2011	2010	Change	2011	2010	Change
$175	$143	22.4%	$656	$678	(3.2)%	$930	$935	(.5)%	$5,051	$4,812	5.0%
540	553	(2.4)	1,592	1,533	3.8	126	74	70.3	4,171	4,083	2.2
–	–	–	–	–	–	(13)	(55)	76.4	(13)	(55)	76.4

715	696	2.7	2,248	2,211	1.7	1,043	954	9.3	9,209	8,840	4.2
546	479	14.0	850	800	6.3	360	392	(8.2)	4,589	4,325	6.1
20	27	(25.9)	86	101	(14.9)	–	–	–	150	188	(20.2)

566	506	11.9	936	901	3.9	360	392	(8.2)	4,739	4,513	5.0

149	190	(21.6)	1,312	1,310	.2	683	562	21.5	4,470	4,327	3.3
(1)	4	*	254	821	(69.1)	7	20	(65.0)	1,327	2,449	(45.8)

150	186	(19.4)	1,058	489	*	676	542	24.7	3,143	1,878	67.4
54	65	(16.9)	385	177	*	37	(21)	*	935	463	*

96	121	(20.7)	673	312	*	639	563	13.5	2,208	1,415	56.0
–	–	–	(19)	(15)	(26.7)	56	36	55.6	41	20	*

$96	$121	(20.7)	$654	$297	*	$695	$599	16.0	$2,249	$1,435	56.7

$1,048	$1,058	(.9)%	$5,425	$5,023	8.0%	$89	$225	(60.4)%	$49,387	$46,805	5.5%
585	566	3.4	–	–	–	245	419	(41.5)	35,340	34,153	3.5
387	373	3.8	–	–	–	11	12	(8.3)	32,258	26,616	21.2
1,613	1,564	3.1	16,928	17,375	(2.6)	–	24	*	64,043	63,502	.9

3,633	3,561	2.0	22,353	22,398	(.2)	345	680	(49.3)	181,028	171,076	5.8
13	15	(13.3)	1	–	*	6,801	8,972	(24.2)	17,166	20,939	(18.0)

3,646	3,576	2.0	22,354	22,398	(.2)	7,146	9,652	(26.0)	198,194	192,015	3.2
1,463	1,518	(3.6)	2,364	2,348	.7	–	–	–	8,956	9,005	(.5)
192	214	(10.3)	823	987	(16.6)	5	6	(16.7)	3,313	3,310	.1
6,033	5,769	4.6	27,399	27,098	1.1	91,744	74,217	23.6	310,266	281,530	10.2
6,392	5,560	15.0	698	610	14.4	217	251	(13.5)	46,467	38,964	19.3
3,003	2,656	13.1	169	110	53.6	2	27	(92.6)	42,991	39,747	8.2
21,399	13,965	53.2	28	22	27.3	185	270	(31.5)	71,259	59,615	19.5
8,769	5,644	55.4	–	1	*	294	568	(48.2)	46,154	44,601	3.5

39,563	27,825	42.2	895	743	20.5	698	1,116	(37.5)	206,871	182,927	13.1
2,077	2,118	(1.9)	5,270	5,318	(.9)	8,896	5,679	56.6	30,994	26,919	15.1

U.S. Bancorp	25

foreclosure processes are conducted in accordance with the Consent Orders; develop and implement other plans and programs to enhance residential mortgage servicing and foreclosure processes; retain an independent consultant to conduct a review of certain residential mortgage foreclosure actions and to remediate errors or deficiencies identified by the consultant; and oversee compliance with the Consent Orders and the new plans and programs. The Company has made significant progress in complying with these requirements during the last several months.
The Company has long been committed to sound modification and foreclosure practices and is committed to revising its practices where necessary to satisfy the requirements of the Consent Orders. The Company does not believe that the resolution of any outstanding issues will materially affect its financial position, results of operations, or ability to conduct normal business activities.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $46 million of the Company’s net income in the second quarter and $96 million in the first six months of 2011, or decreases of $14 million (23.3 percent) and $25 million (20.7 percent), respectively, compared with the same periods of 2010. The decreases were due to higher total noninterest expense, partially offset by increases in total net revenue.
Total net revenue increased $2 million (.6 percent) in the second quarter and $19 million (2.7 percent) in the first six months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $8 million (10.3 percent) in the second quarter and $32 million (22.4 percent) in the first six months of 2011, compared with the same periods of 2010. The year-over-year increases in net interest income were primarily due to higher average deposit balances, including the impact of the securitization trust acquisition. Total noninterest income declined $6 million (2.2 percent) in the second quarter and $13 million (2.4 percent) in the first six months of 2011, compared with the same periods of 2010. Trust and investment management fees declined, primarily due to the sale of the long-term asset management business in the fourth quarter of 2010, partially offset by the impact of the fourth quarter securitization trust acquisition and improved market conditions during the second quarter and first six months of 2011. Additionally, investment product fees were higher due to increased sales volumes.
Total noninterest expense increased $32 million (12.4 percent) in the second quarter and $60 million (11.9 percent) in the first six months of 2011, compared with the same periods of 2010. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense, higher net shared services expense and the impact of the securitization trust acquisition, partially offset by reductions in other intangibles expense and expenses related to the sale of the long-term asset management business.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $364 million of the Company’s net income in the second quarter and $654 million in the first six months of 2011, or increases of $182 million and $357 million, respectively, compared with the same periods of 2010. The increases were primarily due to decreases in the provision for credit losses.
Total net revenue increased $34 million (3.0 percent) in the second quarter and $37 million (1.7 percent) in the first six months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, decreased $6 million (1.8 percent) in the second quarter and $22 million (3.2 percent) in the first six months of 2011, compared with the same periods of 2010, primarily due to lower retail credit card average loan balances and loan fees. Noninterest income increased $40 million (5.1 percent) in the second quarter and $59 million (3.8 percent) in the first six months of 2011, compared with the same periods of 2010, primarily due to increased transaction volumes.
Total noninterest expense increased $14 million (3.0 percent) in the second quarter and $35 million (3.9 percent) in the first six months of 2011, compared with the same periods of 2010. The increases were driven by higher compensation and employee benefits expense and processing costs, partially offset by lower other intangibles expense. The provision for credit losses decreased $269 million (75.1 percent) in the second quarter and $567 million (69.1 percent) in the first six months of 2011, compared with the same periods of 2010. The decreases were due to lower net charge-offs and favorable changes in the reserve allocation due to improved loss rates. As a percentage of average loans outstanding, net charge-offs were 4.70 percent in the second quarter of 2011, compared with 6.72 percent in the second quarter of 2010.

26	U.S. Bancorp

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $336 million in the second quarter and $695 million in the first six months of 2011, compared with $276 million in the second quarter and $599 million in the first six months of 2010.
Total net revenue increased $25 million (5.1 percent) in the second quarter and $89 million (9.3 percent) in the first six months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $46 million (10.5 percent) in the second quarter and decreased $5 million (.5 percent) in the first six months of 2011, compared with the same periods of 2010, reflecting the impact of wholesale funding decisions and the Company’s asset/liability position. Total noninterest income decreased $21 million (40.4 percent) in the second quarter of 2011, compared with the second quarter of 2010, due to a gain related to the Company’s investment in Visa Inc. recorded in the second quarter of 2010, partially offset by lower net securities losses. Total noninterest income increased $94 million in the first six months of 2011, compared with the same period of 2010, principally due to the FCB gain recorded in the first quarter of 2011 and lower net securities losses.
Total noninterest expense decreased $65 million (25.1 percent) in the second quarter and $32 million (8.2 percent) in the first six months of 2011, compared with the same periods of 2010, as favorable variances in the shared services allocation and the impact of debt extinguishment costs recorded in the second quarter of 2010, were partially offset by higher pension and professional services costs.
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

U.S. Bancorp	27

The following table shows the Company’s calculation of these measures:

	June 30,	December 31,
(Dollars in Millions)	2011	2010
Total equity	$33,341	$30,322
Preferred stock	(2,606)	(1,930)
Noncontrolling interests	(889)	(803)
Goodwill (net of deferred tax liability)	(8,300)	(8,337)
Intangible assets, other than mortgage servicing rights	(1,277)	(1,376)

Tangible common equity (a)	20,269	17,876
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	27,795	25,947
Trust preferred securities	(3,267)	(3,949)
Preferred stock	(2,606)	(1,930)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(695)	(692)

Tier 1 common equity using Basel I definition (b)	21,227	19,376
Tier 1 capital, determined in accordance with prescribed regulatory requirements using anticipated Basel III definition	23,931	20,854
Preferred stock	(2,606)	(1,930)
Noncontrolling interests of real estate investment trusts	(667)	(667)

Tier 1 common equity using anticipated Basel III definition (c)	20,658	18,257
Total assets	320,874	307,786
Goodwill (net of deferred tax liability)	(8,300)	(8,337)
Intangible assets, other than mortgage servicing rights	(1,277)	(1,376)

Tangible assets (d)	311,297	298,073
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using
Basel I definition (e)	252,882	247,619
Risk-weighted assets using anticipated Basel III definition (f)	256,205	251,704
Ratios
Tangible common equity to tangible assets (a)/(d)	6.5%	6.0%
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(e)	8.4	7.8
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)/(f)	8.1	7.3
Tangible common equity to risk-weighted assets (a)/(e)	8.0	7.2

Note:	Anticipated Basel III definitions reflect adjustments for changes to the related elements as proposed in December 2010 by regulatory authorities.

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

28	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	29

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$15,250	$14,487
Investment securities
Held-to-maturity (fair value $13,431 and $1,419, respectively)	13,280	1,469
Available-for-sale	52,299	51,509
Loans held for sale (included $3,304 and $8,100 of mortgage loans carried at fair value, respectively)	3,543	8,371
Loans
Commercial	50,550	48,398
Commercial real estate	35,490	34,695
Residential mortgages	33,110	30,732
Retail	64,331	65,194

Total loans, excluding covered loans	183,481	179,019
Covered loans	16,401	18,042

Total loans	199,882	197,061
Less allowance for loan losses	(5,071)	(5,310)

Net loans	194,811	191,751
Premises and equipment	2,529	2,487
Goodwill	8,950	8,954
Other intangible assets	3,266	3,213
Other assets	26,946	25,545

Total assets	$320,874	$307,786

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$57,310	$45,314
Interest-bearing	128,087	129,381
Time deposits greater than $100,000	29,486	29,557

Total deposits	214,883	204,252
Short-term borrowings	29,654	32,557
Long-term debt	32,830	31,537
Other liabilities	10,166	9,118

Total liabilities	287,533	277,464
Shareholders’ equity
Preferred stock	2,606	1,930
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares;
issued: 6/30/11 and 12/31/10 — 2,125,725,742 shares	21	21
Capital surplus	8,235	8,294
Retained earnings	28,701	27,005
Less cost of common stock in treasury: 6/30/11 — 201,118,719 shares; 12/31/10 — 204,822,330 shares	(6,134)	(6,262)
Accumulated other comprehensive income (loss)	(977)	(1,469)

Total U.S. Bancorp shareholders’ equity	32,452	29,519
Noncontrolling interests	889	803

Total equity	33,341	30,322

Total liabilities and equity	$320,874	$307,786

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	June 30,		June 30,
(Unaudited)	2011	2010	2011	2010
Interest Income
Loans	$2,563	$2,515	$5,115	$5,020
Loans held for sale	34	47	97	91
Investment securities	459	394	887	804
Other interest income	63	39	120	73

Total interest income	3,119	2,995	6,219	5,988
Interest Expense
Deposits	210	229	444	465
Short-term borrowings	131	137	264	265
Long-term debt	290	272	571	549

Total interest expense	631	638	1,279	1,279

Net interest income	2,488	2,357	4,940	4,709
Provision for credit losses	572	1,139	1,327	2,449

Net interest income after provision for credit losses	1,916	1,218	3,613	2,260
Noninterest Income
Credit and debit card revenue	286	266	553	524
Corporate payment products revenue	185	178	360	346
Merchant processing services	338	320	639	612
ATM processing services	114	108	226	213
Trust and investment management fees	258	267	514	531
Deposit service charges	162	199	305	406
Treasury management fees	144	145	281	282
Commercial products revenue	218	205	409	366
Mortgage banking revenue	239	243	438	443
Investment products fees and commissions	35	30	67	55
Securities gains (losses), net
Realized gains (losses), net	1	–	2	12
Total other-than-temporary impairment	(19)	(30)	(30)	(117)
Portion of other-than-temporary impairment recognized in other comprehensive income	10	9	15	50

Total securities gains (losses), net	(8)	(21)	(13)	(55)
Other	175	170	379	305

Total noninterest income	2,146	2,110	4,158	4,028
Noninterest Expense
Compensation	1,004	946	1,963	1,807
Employee benefits	210	172	440	352
Net occupancy and equipment	249	226	498	453
Professional services	82	73	152	131
Marketing and business development	90	86	155	146
Technology and communications	189	186	374	371
Postage, printing and supplies	76	75	150	149
Other intangibles	75	91	150	188
Other	450	522	857	916

Total noninterest expense	2,425	2,377	4,739	4,513

Income before income taxes	1,637	951	3,032	1,775
Applicable income taxes	458	199	824	360

Net income	1,179	752	2,208	1,415
Net (income) loss attributable to noncontrolling interests	24	14	41	20

Net income attributable to U.S. Bancorp	$1,203	$766	$2,249	$1,435

Net income applicable to U.S. Bancorp common shareholders	$1,167	$862	$2,170	$1,510

Earnings per common share	$.61	$.45	$1.13	$.79
Diluted earnings per common share	$.60	$.45	$1.12	$.79
Dividends declared per common share	$.125	$.050	$.250	$.100
Average common shares outstanding	1,921	1,912	1,920	1,911
Average diluted common shares outstanding	1,929	1,921	1,929	1,920

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
								Total
							Other	U.S. Bancorp
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interests	Equity
Balance December 31, 2009	1,913	$1,500	$21	$8,319	$24,116	$(6,509)	$(1,484)	$25,963	$698	$26,661
Change in accounting principle					(73)			(73)	(16)	(89)
Net income (loss)					1,435			1,435	(20)	1,415
Changes in unrealized gains and losses on securities available-for-sale							855	855		855
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(50)	(50)		(50)
Unrealized loss on derivative hedges							(206)	(206)		(206)
Foreign currency translation							30	30		30
Reclassification for realized losses							56	56		56
Income taxes							(261)	(261)		(261)

Total comprehensive income (loss)								1,859	(20)	1,839
Preferred stock dividends					(37)			(37)		(37)
Common stock dividends					(192)			(192)		(192)
Issuance of preferred stock		430		10	118			558		558
Issuance of common and treasury stock	5			(97)		143		46		46
Purchase of treasury stock	(1)					(15)		(15)		(15)
Distributions to noncontrolling interests								–	(36)	(36)
Net other changes in noncontrolling interests								–	145	145
Stock option and restricted stock grants				60				60		60

Balance June 30, 2010	1,917	$1,930	$21	$8,292	$25,367	$(6,381)	$(1,060)	$28,169	$771	$28,940

Balance December 31, 2010	1,921	$1,930	$21	$8,294	$27,005	$(6,262)	$(1,469)	$29,519	$803	$30,322
Change in accounting principle					(2)			(2)		(2)
Net income (loss)					2,249			2,249	(41)	2,208
Changes in unrealized gains and losses on securities available-for-sale							802	802		802
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(15)	(15)		(15)
Unrealized gain on derivative hedges							(17)	(17)		(17)
Foreign currency translation							(17)	(17)		(17)
Reclassification for realized losses							(12)	(12)		(12)
Change in retirement obligation							55	55		55
Income taxes							(304)	(304)		(304)

Total comprehensive income (loss)								2,741	(41)	2,700
Preferred stock dividends					(69)			(69)		(69)
Common stock dividends					(482)			(482)		(482)
Issuance of preferred stock		676						676		676
Issuance of common and treasury stock	7			(109)		217		108		108
Purchase of treasury stock	(3)					(89)		(89)		(89)
Distributions to noncontrolling interests								–	(35)	(35)
Net other changes in noncontrolling interests								–	162	162
Stock option and restricted stock grants				50				50		50

Balance June 30, 2011	1,925	$2,606	$21	$8,235	$28,701	$(6,134)	$(977)	$32,452	$889	$33,341

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
(Dollars in Millions)	June 30,
(Unaudited)	2011	2010
Operating Activities
Net cash provided by operating activities	$8,809	$3,960
Investing Activities
Proceeds from sales of available-for-sale investment securities	437	1,060
Proceeds from maturities of held-to-maturity investment securities	381	100
Proceeds from maturities of available-for-sale investment securities	5,312	6,614
Purchases of held-to-maturity investment securities	(11,872)	(64)
Purchases of available-for-sale investment securities	(5,750)	(9,904)
Net (increase) decrease in loans outstanding	(3,026)	507
Proceeds from sales of loans	375	1,030
Purchases of loans	(1,193)	(1,807)
Acquisitions, net of cash acquired	650	832
Other, net	(620)	(779)

Net cash used in investing activities	(15,306)	(2,411)
Financing Activities
Net increase (decrease) in deposits	8,844	(602)
Net increase (decrease) in short-term borrowings	(3,019)	1,832
Proceeds from issuance of long-term debt	1,534	2,923
Principal payments or redemption of long-term debt	(484)	(6,684)
Fees paid on exchange of income trust securities for perpetual preferred stock	–	(4)
Proceeds from issuance of preferred stock	676	–
Proceeds from issuance of common stock	104	43
Cash dividends paid on preferred stock	(58)	(38)
Cash dividends paid on common stock	(337)	(192)

Net cash provided by (used in) financing activities	7,260	(2,722)

Change in cash and due from banks	763	(1,173)
Cash and due from banks at beginning of period	14,487	6,206

Cash and due from banks at end of period	$15,250	$5,033

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

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

Note 2    Accounting Changes

Troubled Debt Restructurings In April 2011, the Financial Accounting Standards Board issued new accounting guidance related to identifying and disclosing troubled debt restructurings (“TDRs”), effective for the Company on July 1, 2011, to be applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance provides clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining whether a restructuring constitutes a TDR. The Company is currently assessing the impact of this guidance on its financial statements.

Note 3    Business Combinations

In January 2011, the Company acquired the banking operations of First Community Bank of New Mexico (“FCB”) from the Federal Deposit Insurance Corporation (“FDIC”). The FCB transaction did not include a loss sharing agreement. The Company acquired 38 branch locations and approximately $2.1 billion in assets, assumed approximately $2.1 billion in liabilities, and received approximately $412 million in cash from the FDIC. In addition, the Company recognized a $46 million gain on this transaction during the first quarter of 2011.

34	U.S. Bancorp

Note 4    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	June 30, 2011					December 31, 2010
			Unrealized Losses					Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Other-than-		Fair
(Dollars in Millions)	Cost	Gains	Temporary	Other	Value	Cost	Gains	Temporary	Other	Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,363	$21	$–	$–	$2,384	$165	$–	$–	$(1)	$164
Mortgage-backed securities
Residential
Agency	10,635	162	–	(4)	10,793	847	–	–	(4)	843
Non-agency
Non-prime	2	–	–	–	2	3	–	–	–	3
Commercial
Non-agency	5	–	–	(3)	2	10	–	–	(5)	5
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	94	15	–	(9)	100	157	13	–	(18)	152
Other	25	1	–	(7)	19	127	–	(1)	(7)	119
Obligations of state and political subdivisions	24	1	–	(1)	24	27	1	–	(1)	27
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	125	–	–	(25)	100	126	–	–	(27)	99

Total held-to-maturity	$13,280	$200	$–	$(49)	$13,431	$1,469	$14	$(1)	$(63)	$1,419

Available-for-sale (b)
U.S. Treasury and agencies	$1,870	$7	$–	$(4)	$1,873	$2,559	$6	$–	$(28)	$2,537
Mortgage-backed securities
Residential
Agency	38,217	901	–	(46)	39,072	37,144	718	–	(159)	37,703
Non-agency
Prime (c)	985	8	(51)	(46)	896	1,216	12	(86)	(39)	1,103
Non-prime	1,108	21	(198)	(36)	895	1,193	15	(243)	(18)	947
Commercial
Agency	154	4	–	–	158	194	5	–	(2)	197
Non-agency	48	3	–	(1)	50	47	3	–	–	50
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	194	37	(2)	(2)	227	204	23	(2)	(1)	224
Other	699	25	(3)	(9)	712	709	23	(3)	(9)	720
Obligations of state and political subdivisions	6,809	38	–	(165)	6,682	6,835	3	–	(421)	6,417
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	1,109	1	–	(88)	1,022	1,109	–	–	(151)	958
Perpetual preferred securities	455	56	–	(36)	475	456	41	–	(49)	448
Other investments	216	15	–	–	231	183	17	–	(1)	199

Total available-for-sale	$51,870	$1,116	$(254)	$(433)	$52,299	$51,855	$866	$(334)	$(878)	$51,509

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
The weighted-average maturity of the available-for-sale investment securities was 7.4 years at both June 30, 2011, and December 31, 2010. The corresponding weighted-average yields were 3.33 percent and 3.41 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.2 years at June 30, 2011, and 6.3 years at December 31, 2010. The corresponding weighted-average yields were 2.26 percent and 2.07 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at June 30, 2011, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $22.7 billion at June 30, 2011, and $28.0 billion at December 31, 2010, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $7.2 billion at June 30, 2011, and $9.3 billion at December 31, 2010.

U.S. Bancorp	35

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Taxable	$382	$317	$733	$650
Non-taxable	77	77	154	154

Total interest income from investment securities	$459	$394	$887	$804

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Realized gains	$1	$–	$2	$12
Realized losses	–	–	–	–

Net realized gains (losses)	$1	$–	$2	$12

Income tax (benefit) on realized gains (losses)	$1	$–	$1	$4

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

Some of the SIV-related securities evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $443 million and $168 million, respectively, at June 30, 2011, and $485 million and $173 million, respectively, at December 31, 2010. Changes in the accretable balance for these securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$126	$319	$139	$292
Accretion	(4)	(8)	(9)	(15)
Other (a)	(5)	(9)	(13)	25

Balance at end of period	$117	$302	$117	$302

(a)	Primarily represents changes in projected future cash flows on certain investment securities.
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

36	U.S. Bancorp

The following tables summarize other-than-temporary impairment by investment category:

	2011			2010
	Losses			Losses
Three Months Ended June 30	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Held-to-maturity
Asset-backed securities
Other	$–	$–	$–	$–	$–	$–

Total held-to-maturity	$–	$–	$–	$–	$–	$–

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$(4)	$(5)	$(1)	$(1)	$(2)
Non-prime	(7)	(6)	(13)	(11)	(11)	(22)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	–	(4)	–	(4)
Other	(1)	–	(1)	(5)	3	(2)
Other debt securities	–	–	–	–	–	–

Total available-for-sale	$(9)	$(10)	$(19)	$(21)	$(9)	$(30)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

	2011			2010
	Losses			Losses
Six Months Ended June 30	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses)	Total	Earnings	(Losses)	Total
Held-to-maturity
Asset-backed securities
Other	$–	$–	$–	$(2)	$–	$(2)

Total held-to-maturity	$–	$–	$–	$(2)	$–	$(2)

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(2)	$(3)	$(5)	$(3)	$(10)	$(13)
Non-prime	(12)	(12)	(24)	(46)	(43)	(89)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	–	(5)	–	(5)
Other	(1)	–	(1)	(10)	2	(8)
Other debt securities	–	–	–	(1)	1	–

Total available-for-sale	$(15)	$(15)	$(30)	$(65)	$(50)	$(115)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

U.S. Bancorp	37

The Company determined the other-than-temporary impairment recorded in earnings for securities by estimating the future cash flows of each individual security, using market information where available, and discounting the cash flows at the original effective rate of the security. Other-than-temporary impairment recorded in other comprehensive income (loss) was measured as the difference between that discounted amount and the fair value of each security. The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
June 30, 2011
Estimated lifetime prepayment rates	10%	15%	13%	1%	11%	7%
Lifetime probability of default rates	–	3	2	1	20	8
Lifetime loss severity rates	30	50	36	10	70	51
December 31, 2010
Estimated lifetime prepayment rates	4%	14%	13%	1%	12%	6%
Lifetime probability of default rates	3	9	3	1	20	8
Lifetime loss severity rates	40	55	41	37	71	55

Changes in the credit losses on non-agency mortgage-backed securities, including SIV-related securities, and other debt securities are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$339	$391	$358	$335
Credit losses on securities not previously considered other-than-temporarily impaired	1	2	2	15
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	8	19	13	52
Increases in expected cash flows	(10)	(12)	(17)	(13)
Realized losses	(19)	(18)	(36)	(25)
Credit losses on security sales and securities expected to be sold	–	–	(1)	–
Other	–	–	–	18

Balance at end of period	$319	$382	$319	$382

38	U.S. Bancorp

At June 30, 2011, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at June 30, 2011:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. Treasury and agencies	$104	$–	$–	$–	$104	$–
Mortgage-backed securities
Residential
Agency	1,427	(4)	–	–	1,427	(4)
Non-agency
Non-prime	–	–	2	–	2	–
Commercial
Non-agency	–	–	3	(3)	3	(3)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	1	(1)	41	(8)	42	(9)
Other	–	–	15	(7)	15	(7)
Obligations of state and political subdivisions	–	–	9	(1)	9	(1)
Other debt securities	–	–	99	(25)	99	(25)

Total held-to-maturity	$1,532	$(5)	$169	$(44)	$1,701	$(49)

Available-for-sale
U.S. Treasury and agencies	$685	$(4)	$–	$–	$685	$(4)
Mortgage-backed securities
Residential
Agency	7,170	(46)	54	–	7,224	(46)
Non-agency
Prime (a)	97	(4)	726	(93)	823	(97)
Non-prime	56	(6)	722	(228)	778	(234)
Commercial
Agency	14	–	–	–	14	–
Non-agency	4	–	1	(1)	5	(1)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	11	(3)	7	(1)	18	(4)
Other	61	(1)	76	(11)	137	(12)
Obligations of state and political subdivisions	3,177	(66)	1,214	(99)	4,391	(165)
Corporate debt securities	205	(2)	691	(86)	896	(88)
Perpetual preferred securities	73	(1)	262	(35)	335	(36)
Other investments	1	–	3	–	4	–

Total available-for-sale	$11,554	$(133)	$3,756	$(554)	$15,310	$(687)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhanacements consistent with securities designated as prime.
The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either corporate debt, obligations of state and political subdivisions or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At June 30, 2011, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

U.S. Bancorp	39

Note 5    Loans and Allowance for Credit Losses

The composition of the loan portfolio was as follows:

	June 30, 2011		December 31, 2010
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$44,658	22.4%	$42,272	21.5%
Lease financing	5,892	2.9	6,126	3.1

Total commercial	50,550	25.3	48,398	24.6
Commercial real estate
Commercial mortgages	28,643	14.3	27,254	13.8
Construction and development	6,847	3.4	7,441	3.8

Total commercial real estate	35,490	17.7	34,695	17.6
Residential mortgages
Residential mortgages	26,261	13.2	24,315	12.3
Home equity loans, first liens	6,849	3.4	6,417	3.3

Total residential mortgages	33,110	16.6	30,732	15.6
Retail
Credit card	16,111	8.1	16,803	8.5
Retail leasing	4,973	2.5	4,569	2.3
Home equity and second mortgages	18,597	9.3	18,940	9.6
Other retail
Revolving credit	3,324	1.6	3,472	1.8
Installment	5,350	2.7	5,459	2.8
Automobile	11,143	5.6	10,897	5.5
Student	4,833	2.4	5,054	2.5

Total other retail	24,650	12.3	24,882	12.6

Total retail	64,331	32.2	65,194	33.0

Total loans, excluding covered loans	183,481	91.8	179,019	90.8
Covered loans	16,401	8.2	18,042	9.2

Total loans	$199,882	100.0%	$197,061	100.0%

The Company had loans of $60.4 billion at June 30, 2011, and $62.8 billion at December 31, 2010, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $44.6 billion at both June 30, 2011, and December 31, 2010, pledged at the Federal Reserve Bank.
Originated loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.2 billion at June 30, 2011, and $1.3 billion at December 31, 2010. In accordance with applicable authoritative accounting guidance, all purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans”. All other purchased loans are considered “purchased nonimpaired loans”.

40	U.S. Bancorp

Covered assets represent loans and other assets acquired from the FDIC subject to loss sharing agreements in the Downey Savings and Loan Association, F.A.; PFF Bank and Trust; and First Bank of Oak Park Corporation transactions and included expected reimbursements from the FDIC of approximately $2.8 billion at June 30, 2011 and $3.1 billion at December 31, 2010. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	June 30, 2011				December 31, 2010
	Purchased	Purchased			Purchased	Purchased
	impaired	nonimpaired	Other		impaired	nonimpaired	Other
(Dollars in Millions)	loans	loans	assets	Total	loans	loans	assets	Total
Commercial loans	$70	$195	$–	$265	$70	$260	$–	$330
Commercial real estate loans	2,185	4,966	–	7,151	2,254	5,952	–	8,206
Residential mortgage loans	3,821	1,475	–	5,296	3,819	1,620	–	5,439
Retail loans	–	899	–	899	–	930	–	930
Losses reimbursable by the FDIC	–	–	2,790	2,790	–	–	3,137	3,137

Covered loans	6,076	7,535	2,790	16,401	6,143	8,762	3,137	18,042
Foreclosed real estate	–	–	348	348	–	–	453	453

Total covered assets	$6,076	$7,535	$3,138	$16,749	$6,143	$8,762	$3,590	$18,495

At June 30, 2011, $.3 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $.5 billion at December 31, 2010, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.
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
Changes in the accretable balance for all purchased impaired loans, including those acquired in the FCB transaction, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$2,801	$2,825	$2,890	$2,845
Purchases	–	–	100	–
Accretion	(115)	(104)	(227)	(205)
Disposals	(2)	(11)	(4)	(18)
Reclassifications (to)/from nonaccretable difference (a)	335	68	287	160
Other	(4)	(29)	(31)	(33)

Balance at end of period	$3,015	$2,749	$3,015	$2,749

(a)	Primarily relates to improvements in expected credit performance and changes in variable rates.
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

U.S. Bancorp	41

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
Activity in the allowance for credit losses by portfolio type was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered	Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans	Loans
Three months ended June 30, 2011:
Balance at beginning of period	$1,139	$1,275	$819	$1,276	$854	$5,363	$135	$5,498
Add
Provision for credit losses	66	147	141	80	136	570	2	572
Deduct
Loans charged off	125	175	123	241	181	845	5	850
Less recoveries of loans charged off	(29)	(11)	(4)	(25)	(34)	(103)	–	(103)

Net loans charged off	96	164	119	216	147	742	5	747
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	(15)	(15)
Balance at end of period	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308

Six months ended June 30, 2011:
Balance at beginning of period	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531
Add
Provision for credit losses	240	256	269	208	346	1,319	8	1,327
Deduct
Loans charged off	286	315	256	509	376	1,742	7	1,749
Less recoveries of loans charged off	(51)	(26)	(8)	(46)	(66)	(197)	–	(197)

Net loans charged off	235	289	248	463	310	1,545	7	1,552
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	2	2
Balance at end of period	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308

42	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio type was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered	Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans	Loans
Allowance balance at June 30, 2011 related to:
Loans individually evaluated for impairment (a)	$13	$68	$–	$–	$–	$81	$–	$81
TDRs collectively evaluated for impairment	30	–	341	218	49	638	–	638
Other loans collectively evaluated for impairment	1,066	1,188	500	922	794	4,470	24	4,494
Loans acquired with deteriorated credit quality	–	2	–	–	–	2	93	95

Total allowance for credit losses	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308

Allowance balance at December 31, 2010 related to:
Loans individually evaluated for impairment (a)	$38	$55	$–	$–	$–	$93	$–	$93
TDRs collectively evaluated for impairment	–	–	320	223	30	573	–	573
Other loans collectively evaluated for impairment	1,066	1,235	500	1,172	777	4,750	28	4,778
Loans acquired with deteriorated credit quality	–	1	–	–	–	1	86	87

Total allowance for credit losses	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531

(a)	Represents the allowance for credit losses related to commercial and commercial real estate loans that are greater than $5 million and are classified as nonperforming or TDRs.
Additional detail of loan balances by portfolio type was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered		Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans		Loans
June 30, 2011:
Loans individually evaluated for impairment (a)	$140	$931	$–	$–	$–	$1,071	$–		$1,071
TDRs collectively evaluated for impairment	61	–	2,100	468	122	2,751	–		2,751
Other loans collectively evaluated for impairment	50,334	34,325	30,998	15,643	48,098	179,398	10,325		189,723
Loans acquired with deteriorated credit quality	15	234	12	–	–	261	6,076		6,337

Total loans	$50,550	$35,490	$33,110	$16,111	$48,220	$183,481	$16,401	(b)	$199,882

December 31, 2010:
Loans individually evaluated for impairment (a)	$295	$801	$–	$–	$–	$1,096	$–		$1,096
TDRs collectively evaluated for impairment	–	–	1,957	452	114	2,523	–		2,523
Other loans collectively evaluated for impairment	48,103	33,834	28,775	16,351	48,277	175,340	11,899		187,239
Loans acquired with deteriorated credit quality	–	60	–	–	–	60	6,143		6,203

Total loans	$48,398	$34,695	$30,732	$16,803	$48,391	$179,019	$18,042	(b)	$197,061

(a)	Represents commercial and commercial real estate loans that are greater than $5 million and are classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

U.S. Bancorp	43

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

The following table provides a summary of loans by portfolio type, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
		30-89 Days	90 Days or
(Dollars in Millions)	Current	Past Due	More Past Due	Nonperforming	Total
June 30, 2011:
Commercial	$49,851	$264	$43	$392	$50,550
Commercial real estate	33,965	159	2	1,364	35,490
Residential mortgages	31,696	368	375	671	33,110
Credit card	15,426	216	213	256	16,111
Other retail	47,667	309	171	73	48,220

Total loans, excluding covered loans	178,605	1,316	804	2,756	183,481
Covered loans	13,842	590	928	1,041	16,401

Total loans	$192,447	$1,906	$1,732	$3,797	$199,882

December 31, 2010:
Commercial	$47,412	$325	$64	$597	$48,398
Commercial real estate	32,986	415	1	1,293	34,695
Residential mortgages	29,140	456	500	636	30,732
Credit card	15,993	269	313	228	16,803
Other retail	47,706	404	216	65	48,391

Total loans, excluding covered loans	173,237	1,869	1,094	2,819	179,019
Covered loans	14,951	757	1,090	1,244	18,042

Total loans	$188,188	$2,626	$2,184	$4,063	$197,061

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

44	U.S. Bancorp

The following table provides a summary of loans by portfolio type and the Company’s internal credit quality rating:

		Criticized
		Special		Total
(Dollars in Millions)	Pass	Mention	Classified (a)	Criticized	Total
June 30, 2011:
Commercial	$47,140	$1,312	$2,098	$3,410	$50,550
Commercial real estate	29,602	1,267	4,621	5,888	35,490
Residential mortgages	31,820	28	1,262	1,290	33,110
Credit card	15,642	–	469	469	16,111
Other retail	47,777	47	396	443	48,220

Total loans, excluding covered loans	171,981	2,654	8,846	11,500	183,481
Covered loans	15,388	204	809	1,013	16,401

Total loans	$187,369	$2,858	$9,655	$12,513	$199,882

Total outstanding commitments	$382,717	$4,409	$10,720	$15,129	$397,846

December 31, 2010:
Commercial	$44,595	$1,545	$2,258	$3,803	$48,398
Commercial real estate	28,155	1,540	5,000	6,540	34,695
Residential mortgages	29,355	29	1,348	1,377	30,732
Credit card	16,262	–	541	541	16,803
Other retail	47,906	70	415	485	48,391

Total loans, excluding covered loans	166,273	3,184	9,562	12,746	179,019
Covered loans	17,073	283	686	969	18,042

Total loans	$183,346	$3,467	$10,248	$13,715	$197,061

Total outstanding commitments	$370,031	$4,923	$11,576	$16,499	$386,530

(a)	Classified rating on consumer loans based on delinguency status.
A loan is considered to be impaired when, based on current events or information, it is probable the Company will be unable to collect all amounts due per the contractual terms of the loan agreement. Impaired loans include certain nonaccrual commercial loans, loans for which a charge-off has been recorded based upon the fair value of the underlying collateral and loans modified as TDRs. Interest income is recognized on impaired loans under the modified terms and conditions if the borrower has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Purchased impaired loans are not reported as impaired loans if the timing and amount of the cash flows expected to be collected are reasonably estimable and the loans continue to perform at least as well as expected at acquisition. Nonaccrual commercial leases of $43 million and $78 million at June 30, 2011 and December 31, 2010, respectively, were excluded from impaired loans as commercial leases are accounted for under authoritative accounting guidance for leases, and are excluded from the definition of an impaired loan under loan impairment guidance.

U.S. Bancorp	45

A summary of impaired loans, excluding covered loans, was as follows:

				Commitments
	Period-end	Unpaid		to Lend
	Recorded	Principal	Valuation	Additional
(Dollars in Millions)	Investment	Balance	Allowance	Funds
June 30, 2011:
Commercial	$414	$1,488	$68	$12
Commercial real estate	1,589	3,227	122	26
Residential mortgages	2,610	3,065	351	6
Credit card	468	468	218	–
Other retail	164	202	50	–

Total	$5,245	$8,450	$809	$44

December 31, 2010:
Commercial	$596	$1,631	$59	$80
Commercial real estate	1,308	2,659	118	17
Residential mortgages	2,440	2,877	334	–
Credit card	452	452	218	–
Other retail	152	189	32	–

Total	$4,948	$7,808	$761	$97

Additional information on impaired loans follows:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in Millions)	Investment	Recognized	Investment	Recognized
Commercial	$503	$2	$525	$3
Commercial real estate	1,517	2	1,499	4
Residential mortgages	2,541	25	2,524	50
Credit card	462	3	461	6
Other retail	159	1	158	2

Total	$5,182	$33	$5,167	$65

Net gains on the sale of loans of $51 million and $92 million for the three months ended June 30, 2011 and 2010, respectively, and $266 million and $203 million for the six months ended June 30, 2011 and 2010, respectively, were included in noninterest income, primarily in mortgage banking revenue.

Note 6    Accounting For Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, the sale or syndication of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. The guarantees provided to certain third-parties in connection with the sale or syndication of certain assets, primarily loan portfolios and tax-advantaged investments, are further discussed in Note 14. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note 7. The Company has no asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

46	U.S. Bancorp

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $166 million and $163 million for the three months ended June 30, 2011 and 2010, respectively, and $319 million and $311 million for the six months ended June 30, 2011 and 2010, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Tax credit amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $57 million and $43 million, and in other noninterest expense was $129 million and $138 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense recorded in tax expense was $115 million and $87 million, and in other noninterest expense was $242 million and $255 million for the six months ended June 30, 2011 and 2010, respectively.
At June 30, 2011, approximately $4.5 billion of the Company’s assets and $3.2 billion of its liabilities included on the consolidated balance sheet were related to community development and tax-advantaged investment VIEs, compared with $3.8 billion and $2.6 billion, respectively, at December 31, 2010. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized.
In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2011, $251 million of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit, compared with $400 million at December 31, 2010.
The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2011, $5.5 billion of available-for-sale securities and $5.7 billion of short-term borrowings on the consolidated balance sheet were related to the tender option bond program, compared with $5.3 billion of available-for-sale securities and $5.7 billion of short-term borrowings at December 31, 2010.
The Company is not required to consolidate other VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $38 million, with an aggregate amount of approximately $1.9 billion at June 30, 2011, and from less than $1 million to $41 million, with an aggregate amount of approximately $2.0 billion at December 31, 2010. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the balance sheet. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to these unconsolidated VIEs, including any tax implications, was approximately $4.6 billion at June 30, 2011, compared with $5.0 billion at December 31, 2010. This maximum exposure is determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

Note 7    Mortgage Servicing Rights

The Company serviced $184.9 billion of residential mortgage loans for others at June 30, 2011, and $173.9 billion at December 31, 2010. The net impact included in mortgage banking revenue of assumption changes on the fair value of MSRs and fair value changes of derivatives used to economically hedge MSR value changes was a net gain of $82 million and $55 million for the three months ended June 30, 2011, and 2010, respectively, and a net gain of

U.S. Bancorp	47

$144 million and $97 million for the six months ended June 30, 2011 and 2010, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $160 million and $143 million for the three months ended June 30, 2011, and 2010, respectively, and $317 million and $285 million for the six months ended June 30, 2011 and 2010, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$2,073	$1,778	$1,837	$1,749
Rights purchased	4	33	11	38
Rights capitalized	102	117	315	249
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	(112)	(314)	(10)	(350)
Other changes in fair value (b)	(78)	(71)	(164)	(143)

Balance at end of period	$1,989	$1,543	$1,989	$1,543

(a)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at June 30, 2011 and December 31, 2010 follows:

	June 30, 2011				December 31, 2010
	Down	Down	Up	Up	Down	Down	Up	Up
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps	50 bps	25 bps	25 bps	50 bps
Net fair value	$7	$3	$6	$4	$6	$(5)	$5	$1

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

A summary of the Company’s MSRs and related characteristics by portfolio at June 30, 2011 and December 31, 2010 follows:

	June 30, 2011				December 31, 2010
(Dollars in Millions)	MRBP	Government	Conventional	Total	MRBP	Government	Conventional	Total
Servicing portfolio	$12,927	$31,450	$140,481	$184,858	$12,646	$28,880	$132,393	$173,919
Fair market value	$168	$387	$1,434	$1,989	$166	$342	$1,329	$1,837
Value (bps) (a)	130	123	102	108	131	118	100	106
Weighted-average servicing fees (bps)	40	36	29	31	40	38	30	32
Multiple (value/servicing fees)	3.25	3.42	3.52	3.48	3.28	3.11	3.33	3.31
Weighted-average note rate	5.63%	5.20%	5.08%	5.14%	5.75%	5.35%	5.27%	5.32%
Age (in years)	4.2	2.3	2.6	2.7	4.1	2.2	2.7	2.7
Expected prepayment (constant prepayment rate)	12.2%	15.3%	15.0%	14.9%	12.3%	17.2%	16.2%	16.1%
Expected life (in years)	6.7	5.6	5.5	5.6	6.7	5.1	5.3	5.4
Discount rate	11.9%	11.3%	10.2%	10.5%	11.9%	11.4%	10.3%	10.6%

(a)	Value is calculated as fair market value divided by the servicing portfolio.

48	U.S. Bancorp

Note 8    Preferred Stock

At June 30, 2011 and December 31, 2010, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	June 30, 2011				December 31, 2010
	Shares				Shares
	Issued and	Liquidation		Carrying	Issued and	Liquidation		Carrying
(Dollars in Millions)	Outstanding	Preference	Discount	Amount	Outstanding	Preference	Discount	Amount
Series A	12,510	$1,251	$145	$1,106	5,746	$575	$145	$430
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	20,000	500	–	500	20,000	500	–	500

Total preferred stock (a)	72,510	$2,751	$145	$2,606	65,746	$2,075	$145	$1,930

(a)	The par value of all shares issued and outstanding at June 30, 2011 and December 31, 2010, was $1.00 a share.
On April 15, 2011, the Company issued depositary shares representing an ownership interest in 6,764 shares of Series A Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $100,000 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to the greater of three-month LIBOR plus 1.02 percent or 3.50 percent. The Series A Preferred Stock is redeemable at the Company’s option, subject to prior approval by the Federal Reserve Board.
For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 9    Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2011	2010	2011	2010
Net income attributable to U.S. Bancorp	$1,203	$766	$2,249	$1,435
Preferred dividends	(30)	(18)	(69)	(37)
Equity portion of gain on ITS exchange transaction, net of tax (a)	–	118	–	118
Earnings allocated to participating stock awards	(6)	(4)	(10)	(6)

Net income applicable to U.S. Bancorp common shareholders	$1,167	$862	$2,170	$1,510

Average common shares outstanding	1,921	1,912	1,920	1,911
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	8	9	9	9

Average diluted common shares outstanding	1,929	1,921	1,929	1,920

Earnings per common share	$.61	$.45	$1.13	$.79
Diluted earnings per common share	$.60	$.45	$1.12	$.79

(a)	On June 10, 2010, the Company exchanged depositary shares representing an ownership interest in 5,746 shares of Series A Preferred Stock for approximately 46 percent of the outstanding Income Trust Securities(“ITS”) issued by USB Capital IX to third-party investors, retired a pro-rata portion of the related junior subordinated debentures and cancelled a pro-rata portion of the related stock purchase contracts.
Options and warrants to purchase 55 million and 56 million common shares for the three months ended June 30, 2011 and 2010, respectively, and 55 million and 56 million common shares for the six months ended June 30, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share because they were antidilutive.

U.S. Bancorp	49

Note 10    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$29	$23	$1	$2	$59	$46	$2	$4
Interest cost	42	39	2	3	84	78	4	5
Expected return on plan assets	(51)	(53)	(1)	(1)	(103)	(107)	(2)	(2)
Prior service (credit) cost and transition (asset) obligation amortization	(3)	(3)	–	–	(5)	(6)	–	–
Actuarial (gain) loss amortization	32	16	(2)	(2)	63	32	(3)	(3)

Net periodic benefit cost	$49	$22	$–	$2	$98	$43	$1	$4

Note 11    Income Taxes

The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Federal
Current	$51	$301	$457	$455
Deferred	317	(123)	273	(143)

Federal income tax	368	178	730	312
State
Current	62	32	72	61
Deferred	28	(11)	22	(13)

State income tax	90	21	94	48

Total income tax provision	$458	$199	$824	$360

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Millions)	2011	2010	2011	2010
Tax at statutory rate	$573	$333	$1,061	$622
State income tax, at statutory rates, net of federal tax benefit	58	14	61	31
Tax effect of
Tax credits, net of related expenses	(108)	(110)	(195)	(210)
Tax-exempt income	(57)	(53)	(113)	(105)
Noncontrolling interests	8	5	14	7
Other items	(16)	10	(4)	15

Applicable income taxes	$458	$199	$824	$360

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2011, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax position was a $711 million liability at June 30, 2011, and a $424 million asset at December 31, 2010.

50	U.S. Bancorp

Note 12    Derivative Instruments

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
Of the Company’s $36.0 billion of total notional amount of asset and liability management positions at June 30, 2011, $8.6 billion was designated as a fair value, cash flow or net investment hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the six months ended June 30, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At June 30, 2011, the Company had $424 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $414 million (net-of-tax) at December 31, 2010. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2011 and the next 12 months is a loss of $69 million (net-of-tax) and $134 million (net-of-tax), respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the six months ended June 30, 2011.

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

U.S. Bancorp	51

The following table provides information on the fair value of the Company’s derivative positions:

	June 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
(Dollars in Millions)	Derivatives	Derivatives	Derivatives	Derivatives
Total fair value of derivative positions	$1,613	$2,130	$1,799	$2,174
Netting (a)	(366)	(1,181)	(280)	(1,163)

Total	$1,247	$949	$1,519	$1,011

Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At June 30, 2011, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $81 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $894 million. At December 31, 2010, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $55 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $936 million.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
June 30, 2011
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,800	$46	41.88	$–	$–	–
Foreign exchange cross-currency swaps	1,452	144	5.75	–	–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	705	4.60
Net investment hedges
Foreign exchange forward contracts	–	–	–	561	–	.08
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,573	13	.11	3,890	19	.07
Sell	3,438	16	.16	3,127	34	.08
Options
Purchased	4,250	–	.06	–	–	–
Written	3,723	18	.07	131	–	.10
Receive fixed/pay floating swaps	400	1	10.36	2,875	40	10.36
Foreign exchange forward contracts	150	1	.10	775	6	.09
Equity contracts	32	2	1.79	29	1	.08
Credit contracts	551	1	2.43	1,471	8	2.83
December 31, 2010
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	1,800	72	55.75	–	–	–
Foreign exchange cross-currency swaps	891	70	6.17	445	–	6.17
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	688	5.03
Net investment hedges
Foreign exchange forward contracts	512	3	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,879	20	.10	6,312	79	.05
Sell	9,082	207	.07	6,002	51	.09
Options
Purchased	1,600	–	.06	–	–	–
Written	6,321	23	.07	1,348	9	.07
Receive fixed/pay floating swaps	2,250	3	10.22	–	–	–
Foreign exchange forward contracts	158	1	.09	694	6	.09
Equity contracts	61	3	1.60	–	–	–
Credit contracts	650	2	3.22	1,183	7	2.71

52	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
June 30, 2011
Interest rate contracts
Receive fixed/pay floating swaps	$15,280	$918	4.74	$780	$9	5.38
Pay fixed/receive floating swaps	750	10	6.85	15,370	884	4.71
Options
Purchased	2,272	11	2.04	75	10	.34
Written	312	10	.32	2,076	11	2.21
Foreign exchange rate contracts
Forwards, spots and swaps (a)	9,106	420	.64	9,047	401	.64
Options
Purchased	105	2	.47	–	–	–
Written	–	–	–	105	2	.47
December 31, 2010
Interest rate contracts
Receive fixed/pay floating swaps	15,730	956	4.64	1,294	21	6.01
Pay fixed/receive floating swaps	1,315	24	6.12	15,769	922	4.68
Options
Purchased	2,024	13	1.98	115	12	.36
Written	472	12	.26	1,667	13	2.35
Foreign exchange rate contracts
Forwards, spots and swaps (a)	7,772	384	.74	7,694	360	.75
Options
Purchased	224	6	.40	–	–	–
Written	–	–	–	224	6	.40

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
					Gains (Losses)		Gains (Losses)
	Gains (Losses)		Gains (Losses)		Recognized in		Reclassified
	Recognized in Other		Reclassified from Other Comprehensive		Other		from Other Comprehensive
	Comprehensive		Income (Loss)		Comprehensive		Income (Loss)
	Income (Loss)		into Earnings		Income (Loss)		into Earnings

(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$(84)	$(139)	$(35)	$(36)	$(79)	$(206)	$(69)	$(79)
Net investment hedges
Foreign exchange forward contracts	(15)	48	–	–	(47)	17	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months and six months ended June 30, 2011 and 2010.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense on long-term debt.

U.S. Bancorp	53

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

		Gains (Losses) Recognized in Earnings
	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	Gains (Losses)
(Dollars in Millions)	Recognized in Earnings	2011	2010	2011	2010
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$10	$12	$24	$(84)
Foreign exchange cross-currency swaps	Other noninterest income	25	(161)	98	(231)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(10)	249	(24)	269
Purchased and written options	Mortgage banking revenue	93	121	142	191
Foreign exchange forward contracts	Commercial products revenue	(4)	20	(18)	9
Equity contracts	Compensation expense	–	2	1	2
Credit contracts	Other noninterest income/expense	(1)	–	(2)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	133	285	(14)	354
Pay fixed/receive floating swaps	Other noninterest income	(129)	(282)	11	(349)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	13	11	27	21

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(10) million and $(25) million for the three months ended June 30, 2011, respectively, and $(11) million and $161 million for the three months ended June 30, 2010, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(24) million and $(97) million for the six months ended June 30, 2011, respectively, and $83 million and $230 million for the six months ended June 30, 2010, respectively. The ineffective portion was immaterial for the three months and six months ended June 30, 2011 and 2010.
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
The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at June 30, 2011, was $1.4 billion. At June 30, 2011, the Company had $894 million of cash posted as collateral against this net liability position.

54	U.S. Bancorp

Note 13    Fair Values of Assets and Liabilities

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
When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2011 and 2010, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.
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

U.S. Bancorp	55

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

The following table shows the valuation assumption ranges for Level 3 available-for-sale non-agency mortgage-backed securities:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
June 30, 2011
Estimated lifetime prepayment rates	4%	20%	12%	1%	13%	6%
Lifetime probability of default rates	–	14	2	–	20	7
Lifetime loss severity rates	20	80	40	10	88	54
Discount margin	3	37	6	–	40	10
December 31, 2010
Estimated lifetime prepayment rates	4%	28%	13%	1%	13%	6%
Lifetime probability of default rates	–	14	1	–	20	8
Lifetime loss severity rates	16	100	41	10	88	56
Discount margin	3	30	6	3	40	11

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was an $11 million net loss and a $84 million net gain, for the three months ended June 30, 2011 and 2010, respectively, and a $136 million net loss and a $126 million net gain for the six months ended June 30, 2011 and 2010, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $3.3 billion as of June 30, 2011, which exceeded the unpaid principal balance by $117 million as of that date. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

56	U.S. Bancorp

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

U.S. Bancorp	57

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2011
Available-for-sale securities
U.S. Treasury and agencies	$632	$1,241	$–	$–	$1,873
Mortgage-backed securities
Residential
Agency	–	39,072	–	–	39,072
Non-agency
Prime	–	–	896	–	896
Non-prime	–	–	895	–	895
Commercial
Agency	–	158	–	–	158
Non-agency	–	–	50	–	50
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	94	133	–	227
Other	–	583	129	–	712
Obligations of state and political subdivisions	–	6,682	–	–	6,682
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	1,013	9	–	1,022
Perpetual preferred securities	–	475	–	–	475
Other investments	222	9	–	–	231

Total available-for-sale	854	49,333	2,112	–	52,299
Mortgage loans held for sale	–	3,304	–	–	3,304
Mortgage servicing rights	–	–	1,989	–	1,989
Derivative assets	–	724	889	(366)	1,247
Other assets	–	806	–	–	806

Total	$854	$54,167	$4,990	$(366)	$59,645

Derivative liabilities	$–	$2,077	$53	$(1,181)	$949
Other liabilities	–	785	–	–	785

Total	$–	$2,862	$53	$(1,181)	$1,734

December 31, 2010
Available-for-sale securities
U.S. Treasury and agencies	$873	$1,664	$–	$–	$2,537
Mortgage-backed securities
Residential
Agency	–	37,703	–	–	37,703
Non-agency
Prime	–	–	1,103	–	1,103
Non-prime	–	–	947	–	947
Commercial
Agency	–	197	–	–	197
Non-agency	–	–	50	–	50
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	89	135	–	224
Other	–	587	133	–	720
Obligations of state and political subdivisions	–	6,417	–	–	6,417
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	949	9	–	958
Perpetual preferred securities	–	448	–	–	448
Other investments	181	18	–	–	199

Total available-for-sale	1,054	48,078	2,377	–	51,509
Mortgage loans held for sale	–	8,100	–	–	8,100
Mortgage servicing rights	–	–	1,837	–	1,837
Derivative assets	–	846	953	(280)	1,519
Other assets	–	470	–	–	470

Total	$1,054	$57,494	$5,167	$(280)	$63,435

Derivative liabilities	$–	$2,072	$102	$(1,163)	$1,011
Other liabilities	–	470	–	–	470

Total	$–	$2,542	$102	$(1,163)	$1,481

58	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

				Net Gains	Net Total		Net Change in
				(Losses)	Purchases,		Unrealized Gains
		Net Gains		Included in	Sales, Principal		(Losses) Relating
	Beginning	(Losses)		Other	Payments,	End	to Assets
	of Period	Included in		Comprehensive	Issuances and	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Balance	End of Period
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$963	$1		$(22)	$(46)	$896	$(22)
Non-prime	947	(2)		(19)	(31)	895	(19)
Commercial non-agency	50	1		(1)	–	50	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	142	3		(1)	(11)	133	–
Other	133	3		(1)	(6)	129	(1)
Corporate debt securities	9	–		–	–	9	–

Total available-for-sale	2,244	6	(a)	(44)	(94)	2,112	(42)
Mortgage servicing rights	2,073	(190	) (b)	–	106	1,989	(190	) (b)
Net derivative assets and liabilities	747	373	(c)	–	(284)	836	(30	) (d)
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,304	$–		$21	$(128)	$1,197	$19
Non-prime	900	(6)		52	(39)	907	52
Commercial non-agency	14	–		1	–	15	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	79	(2)		(2)	–	75	(1)
Other	335	(3)		4	(8)	328	5
Corporate debt securities	10	–		–	–	10	–
Other investments	237	4		34	(9)	266	34

Total available-for-sale	2,879	(7	) (e)	110	(184)	2,798	110
Mortgage servicing rights	1,778	(385	) (b)	–	150	1,543	(385	) (b)
Net derivative assets and liabilities	905	687	(f)	–	(298)	1,294	68	(g)

(a)	Approximately $(9) million included in securities gains (losses) and $15 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $232 million included in other noninterest income and $141 million included in mortgage banking revenue.
(d)	Approximately $115 million included in other noninterest income and $(145) million included in mortgage banking revenue.
(e)	Approximately $(21) million included in securities gains (losses) and $14 million included in interest income.
(f)	Approximately $372 million included in other noninterest income and $315 million included in mortgage banking revenue.
(g)	Approximately $260 million included in other noninterest income and $(192) million included in mortgage banking revenue.

U.S. Bancorp	59

Additional detail of purchases, sales, principal payments, issuances and settlements for assets and liabilities classified within Level 3 for the three months ended June 30, 2011, was as follows:

			Principal
(Dollars in Millions)	Purchases	Sales	Payments	Issuances		Settlements	Net Total
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$–	$–	$(46)	$–		$–	$(46)
Non-prime	–	–	(31)	–		–	(31)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	(11)	–		–	(11)
Other	–	–	(6)	–		–	(6)

Total available-for-sale	–	–	(94)	–		–	(94)
Mortgage servicing rights	4	–	–	102	(a)	–	106
Net derivative assets and liabilities	–	(2)	–	–		(282)	(284)

(a)	Represents MSRs capitalized during the period

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

				Net Gains	Net Total		Net Change in
				(Losses)	Purchases,		Unrealized Gains
		Net Gains		Included in	Sales, Principal		(Losses) Relating
	Beginning	(Losses)		Other	Payments,	End	to Assets
	of Period	Included in		Comprehensive	Issuances and	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Balance	End of Period
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,103	$3		$24	$(234)	$896	$16
Non-prime	947	(2)		32	(82)	895	31
Commercial non-agency	50	1		–	(1)	50	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	135	7		8	(17)	133	9
Other	133	7		2	(13)	129	2
Corporate debt securities	9	–		–	–	9	–

Total available-for-sale	2,377	16	(a)	66	(347)	2,112	58
Mortgage servicing rights	1,837	(174	) (b)	–	326	1,989	(174	) (b)
Net derivative assets and liabilities	851	416	(c)	–	(431)	836	(169	) (d)
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,429	$–		$50	$(282)	$1,197	$44
Non-prime	968	(37)		68	(92)	907	68
Commercial non-agency	13	–		2	–	15	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	98	–		(2)	(21)	75	–
Other	357	(5)		(2)	(22)	328	(1)
Corporate debt securities	10	–		–	–	10	–
Other investments	231	2		47	(14)	266	47

Total available-for-sale	3,106	(40	) (e)	163	(431)	2,798	159
Mortgage servicing rights	1,749	(493	) (b)	–	287	1,543	(493	) (b)
Net derivative assets and liabilities	815	1,059	(f)	–	(580)	1,294	41	(g)

(a)	Approximately $(15) million included in securities gains (losses) and $31 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $227 million included in other noninterest income and $189 million included in mortgage banking revenue.
(d)	Approximately $(14) million included in other noninterest income and $(155) million included in mortgage banking revenue.
(e)	Approximately $(67) million included in securities gains (losses) and $27 million included in interest income.
(f)	Approximately $613 million included in other noninterest income and $446 million included in mortgage banking revenue.
(g)	Approximately $338 million included in other noninterest income and $(297) million included in mortgage banking revenue.

60	U.S. Bancorp

Additional detail of purchases, sales, principal payments, issuances and settlements for assets and liabilities classified within Level 3 for the six months ended June 30, 2011, was as follows:

			Principal
(Dollars in Millions)	Purchases	Sales	Payments	Issuances		Settlements	Net Total
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$–	$(115)	$(119)	$–		$–	$(234)
Non-prime	–	(12)	(70)	–		–	(82)
Commercial non-agency	–	–	(1)	–		–	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	(17)	–		–	(17)
Other	–	–	(13)	–		–	(13)

Total available-for-sale	–	(127)	(220)	–		–	(347)
Mortgage servicing rights	11	–	–	315	(a)	–	326
Net derivative assets and liabilities	–	(3)	–	–		(428)	(431)

(a)	Represents MSRs capitalized during the period
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
These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	June 30, 2011				December 31, 2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$151	$–	$151	$–	$404	$1	$405
Other real estate owned (b)	–	275	–	275	–	812	–	812
Other intangible assets	–	–	–	–	–	–	1	1
Other assets	–	–	–	–	–	4	9	13

(a)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents the fair value of foreclosed properties that were measured at fair value based on the appraisal value of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in Millions)	2011	2010	2011	2010
Loans (a)	$106	$92	$121	$213
Other real estate owned (b)	62	65	149	115
Other intangible assets	–	–	–	–
Other assets	–	–	–	–

(a)	Represents write-downs of loans which are based on the appraised value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2011			December 31, 2010
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$3,304	$3,187	$117	$8,100	$8,034	$66
Nonaccrual loans	9	15	(6)	11	18	(7)
Loans 90 days or more past due	4	4	–	6	6	–

U.S. Bancorp	61

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of June 30, 2011 and December 31, 2010, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$15,250	$15,250	$14,487	$14,487
Investment securities held-to-maturity	13,280	13,431	1,469	1,419
Mortgages held for sale (a)	5	5	4	4
Other loans held for sale	234	234	267	267
Loans	194,811	196,711	191,751	192,058
Financial Liabilities
Deposits	214,883	215,330	204,252	204,799
Short-term borrowings	29,654	29,816	32,557	32,839
Long-term debt	32,830	33,419	31,537	31,981

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $361 million and $353 million at June 30, 2011 and December 31, 2010, respectively. The carrying value of other guarantees was $425 million and $330 million at June 30, 2011 and December 31, 2010, respectively.

Note 14    Guarantees and Contingent Liabilities

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
In 2007 and 2008, Visa announced settlement agreements relating to certain of the Visa Litigation matters. Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa Litigation. Using proceeds from its IPO and through subsequent reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has established an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability, and will decline as amounts are paid out of the escrow account. During the first quarter of 2011, Visa deposited additional funds into the escrow account and further reduced the conversion ratio applicable to the Class B shares. As a result, the Company recognized a gain of $22 million during the first quarter of 2011 related to the effective repurchase of a portion of the Class B shares.

62	U.S. Bancorp

At June 30, 2011, the carrying amount of the Company’s liability related to the remaining Visa Litigation matters, was $28 million. Class B shares are non-transferable, except for transfers to other Visa U.S.A. member banks. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares upon settlement of the Visa Litigation.

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2011:

		Maximum
		Potential
	Carrying	Future
(Dollars in Millions)	Amount	Payments
Standby letters of credit	$100	$19,290
Third-party borrowing arrangements	–	129
Securities lending indemnifications	–	9,114
Asset sales (a)	241	1,903
Merchant processing	74	78,715
Contingent consideration arrangements	5	5
Minimum revenue guarantees	24	37
Other	53	8,924

(a)	The maximum potential future payments does not include loan sales where the Company provides standard representations and warranties to the buyer against losses related to loan underwriting documentation. For these types of loan sales, the maximum potential future payments are not readily determinable because the Company’s obligation under these agreements depends upon the occurrence of future events.

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

The Company currently processes card transactions in the United States, Canada and Europe for airline companies. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2011, the value of airline tickets purchased to be delivered at a future date was $7.4 billion. The Company held collateral of $609 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to government-sponsored entities (“GSEs”) as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2011, the Company had reserved $173 million for potential losses from representations and warranty obligations. The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses being different from historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Checking Account Overdraft Fee Litigation The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment; however, no class has been certified. The court has denied a motion by the Company to dismiss these cases. The Company believes it has meritorious defenses against these matters, including class certification. As these cases are in the early stages and no damages have been specified, no specific loss range or range of loss can be determined currently.

Other During the second quarter of 2011, the Company and its two primary banking subsidiaries entered into Consent Orders with U.S. federal banking regulators regarding the Company’s residential mortgage servicing and foreclosure processes. The Company has not been notified of any monetary penalty related to the Consent Orders, however, the Consent Orders could result in fines, penalties, restitutions or other alterations to the Company’s business practices. Other governmental authorities are reported to be discussing various actions with certain mortgage

U.S. Bancorp	63

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

Note 15    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2011 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

64	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	65

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended June 30,
	2011			2010
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$62,955	$500	3.18%	$47,140	$434	3.69%	33.5%
Loans held for sale	3,118	34	4.36	4,048	47	4.61	(23.0)
Loans (b)
Commercial	50,054	517	4.14	46,340	488	4.22	8.0
Commercial real estate	35,499	400	4.53	34,164	377	4.43	3.9
Residential mortgages	32,734	400	4.89	26,821	351	5.24	22.0
Retail	63,824	1,029	6.47	63,382	1,061	6.71	.7

Total loans, excluding covered loans	182,111	2,346	5.16	170,707	2,277	5.35	6.7
Covered loans	16,699	234	5.62	20,454	252	4.93	(18.4)

Total loans	198,810	2,580	5.20	191,161	2,529	5.30	4.0
Other earning assets	12,688	63	1.98	5,097	39	3.03	*

Total earning assets	277,571	3,177	4.59	247,446	3,049	4.94	12.2
Allowance for loan losses	(5,331)			(5,443)			2.1
Unrealized gain (loss) on available-for-sale securities	250			(19)			*
Other assets	40,120			39,356			1.9

Total assets	$312,610			$281,340			11.1

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$48,721			$39,917			22.1
Interest-bearing deposits
Interest checking	43,334	17	.16	39,503	18	.19	9.7
Money market savings	45,014	18	.16	40,256	33	.34	11.8
Savings accounts	26,522	28	.41	20,035	30	.59	32.4
Time certificates of deposit less than $100,000	15,368	73	1.92	16,980	75	1.77	(9.5)
Time deposits greater than $100,000	30,452	74	.98	26,627	73	1.09	14.4

Total interest-bearing deposits	160,690	210	.52	143,401	229	.64	12.1
Short-term borrowings	29,008	133	1.83	32,286	139	1.72	(10.2)
Long-term debt	32,183	290	3.61	30,242	272	3.60	6.4

Total interest-bearing liabilities	221,881	633	1.14	205,929	640	1.25	7.7
Other liabilities	9,156			7,328			24.9
Shareholders’ equity
Preferred equity	2,503			1,599			56.5
Common equity	29,464			25,820			14.1

Total U.S. Bancorp shareholders’ equity	31,967			27,419			16.6
Noncontrolling interests	885			747			18.5

Total equity	32,852			28,166			16.6

Total liabilities and equity	$312,610			$281,340			11.1

Net interest income		$2,544			$2,409

Gross interest margin			3.45%			3.69%

Gross interest margin without taxable-equivalent increments			3.37			3.61

Percent of Earning Assets
Interest income			4.59%			4.94%
Interest expense			.92			1.04

Net interest margin			3.67%			3.90%

Net interest margin without taxable-equivalent increments			3.59%			3.82%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

66	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2011			2010
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$59,698	$968	3.24%	$46,678	$885	3.79%	27.9%
Loans held for sale	4,603	97	4.24	3,990	91	4.56	15.4
Loans (b)
Commercial	49,387	1,018	4.15	46,805	971	4.17	5.5
Commercial real estate	35,340	796	4.54	34,153	747	4.41	3.5
Residential mortgages	32,258	793	4.93	26,616	698	5.25	21.2
Retail	64,043	2,073	6.53	63,502	2,125	6.75	.9

Total loans, excluding covered loans	181,028	4,680	5.21	171,076	4,541	5.34	5.8
Covered loans	17,166	469	5.49	20,939	505	4.85	(18.0)

Total loans	198,194	5,149	5.23	192,015	5,046	5.29	3.2
Other earning assets	13,271	120	1.82	5,450	73	2.69	*

Total earning assets	275,766	6,334	4.62	248,133	6,095	4.94	11.1
Allowance for loan losses	(5,375)			(5,378)			.1
Unrealized gain (loss) on available-for-sale securities	(33)			(212)			84.4
Other assets	39,908			38,987			2.4

Total assets	$310,266			$281,530			10.2

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$46,467			$38,964			19.3
Interest-bearing deposits
Interest checking	42,991	36	.17	39,747	37	.19	8.2
Money market savings	45,330	46	.20	40,577	70	.35	11.7
Savings accounts	25,929	63	.49	19,038	55	.58	36.2
Time certificates of deposit less than $100,000	15,316	145	1.92	17,654	155	1.77	(13.2)
Time deposits greater than $100,000	30,838	154	1.01	26,947	148	1.11	14.4

Total interest-bearing deposits	160,404	444	.56	143,963	465	.65	11.4
Short-term borrowings	30,597	268	1.76	32,418	269	1.67	(5.6)
Long-term debt	31,877	571	3.60	31,343	549	3.52	1.7

Total interest-bearing liabilities	222,878	1,283	1.16	207,724	1,283	1.24	7.3
Other liabilities	9,080			7,210			25.9
Shareholders’ equity
Preferred equity	2,218			1,550			43.1
Common equity	28,776			25,369			13.4

Total U.S. Bancorp shareholders’ equity	30,994			26,919			15.1
Noncontrolling interests	847			713			18.8

Total equity	31,841			27,632			15.2

Total liabilities and equity	$310,266			$281,530			10.2

Net interest income		$5,051			$4,812

Gross interest margin			3.46%			3.70%

Gross interest margin without taxable-equivalent increments			3.38			3.62

Percent of Earning Assets
Interest income			4.62%			4.94%
Interest expense			.94			1.04

Net interest margin			3.68%			3.90%

Net interest margin without taxable-equivalent increments			3.60%			3.82%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	67

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2011.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

68	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Craig E. Gifford
Craig E. Gifford
Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: August 8, 2011

U.S. Bancorp	69

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2011	June 30, 2011
Earnings
1.	Net income attributable to U.S. Bancorp		$1,203	$2,249
2.	Applicable income taxes, including expense related to unrecognized tax positions		458	824

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,661	$3,073

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$421	$835
	b.	Portion of rents representative of interest and amortization of debt expense	25	51

	c.	Fixed charges excluding interest on deposits (4a + 4b)	446	886
	d.	Interest on deposits	210	444

	e.	Fixed charges including interest on deposits (4c + 4d)	$656	$1,330

5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,107	3,959
7.	Earnings including interest on deposits (3 + 4e + 5)		2,317	4,403
8.	Fixed charges excluding interest on deposits (4c)		446	886
9.	Fixed charges including interest on deposits (4e)		656	1,330
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		4.72	4.47
11.	Including interest on deposits (line 7/line 9)		3.53	3.31

*	Excludes interest expense related to unrecognized tax positions

70	U.S. Bancorp

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: August 8, 2011

U.S. Bancorp	71

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: August 8, 2011

72	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: August 8, 2011

U.S. Bancorp	73

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
Thomas Joyce
Senior Vice President, Media Relations
thomas.joyce@usbank.com
Phone: 612-303-3167

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