Form 10-Q
period 2011-09-30
US BANCORP \DE\
filed 2011-11-04
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011
Common Stock, $.01 Par Value	1,908,404,050 shares

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

U.S. Bancorp	1

Table 1    Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,624	$2,477	5.9%	$7,675	$7,289	5.3%
Noninterest income	2,180	2,119	2.9	6,351	6,202	2.4
Securities gains (losses), net	(9)	(9)	–	(22)	(64)	65.6

Total net revenue	4,795	4,587	4.5	14,004	13,427	4.3
Noninterest expense	2,476	2,385	3.8	7,215	6,898	4.6
Provision for credit losses	519	995	(47.8)	1,846	3,444	(46.4)

Income before taxes	1,800	1,207	49.1	4,943	3,085	60.2
Taxable-equivalent adjustment	58	53	9.4	169	156	8.3
Applicable income taxes	490	260	88.5	1,314	620	*

Net income	1,252	894	40.0	3,460	2,309	49.8
Net (income) loss attributable to noncontrolling interests	21	14	50.0	62	34	82.4

Net income attributable to U.S. Bancorp	$1,273	$908	40.2	$3,522	$2,343	50.3

Net income applicable to U.S. Bancorp common shareholders	$1,237	$871	42.0	$3,407	$2,381	43.1

Per Common Share
Earnings per share	$.65	$.46	41.3%	$1.78	$1.25	42.4%
Diluted earnings per share	.64	.45	42.2	1.77	1.24	42.7
Dividends declared per share	.125	.050	*	.375	.150	*
Book value per share	16.01	14.19	12.8
Market value per share	23.54	21.62	8.9
Average common shares outstanding	1,915	1,913	.1	1,918	1,911	.4
Average diluted common shares outstanding	1,922	1,920	.1	1,926	1,920	.3
Financial Ratios
Return on average assets	1.57%	1.26%		1.50%	1.11%
Return on average common equity	16.1	12.8		15.5	12.3
Net interest margin (taxable-equivalent basis) (a)	3.65	3.91		3.67	3.90
Efficiency ratio (b)	51.5	51.9		51.4	51.1
Net charge-offs as a percent of average loans outstanding	1.31	2.05		1.49	2.26
Average Balances
Loans	$202,169	$192,541	5.0%	$199,533	$192,192	3.8%
Loans held for sale	3,946	6,465	(39.0)	4,382	4,824	(9.2)
Investment securities	66,252	47,870	38.4	61,907	47,080	31.5
Earning assets	286,269	251,916	13.6	279,305	249,408	12.0
Assets	321,581	286,060	12.4	314,079	283,056	11.0
Noninterest-bearing deposits	58,606	39,732	47.5	50,558	39,223	28.9
Deposits	215,369	182,660	17.9	209,735	182,837	14.7
Short-term borrowings	30,597	36,303	(15.7)	30,597	33,727	(9.3)
Long-term debt	31,609	29,422	7.4	31,786	30,696	3.6
Total U.S. Bancorp shareholders’ equity	33,087	28,887	14.5	31,699	27,582	14.9

	September 30,	December 31,
	2011	2010
Period End Balances
Loans	$204,768	$197,061	3.9%
Investment securities	68,378	52,978	29.1
Assets	330,141	307,786	7.3
Deposits	222,632	204,252	9.0
Long-term debt	30,624	31,537	(2.9)
Total U.S. Bancorp shareholders’ equity	33,230	29,519	12.6
Asset Quality
Nonperforming assets	$4,339	$5,048	(14.0)%
Allowance for credit losses	5,190	5,531	(6.2)
Allowance for credit losses as a percentage of period-end loans	2.53%	2.81%
Capital Ratios
Tier 1 capital	10.8%	10.5%
Total risk-based capital	13.5	13.3
Leverage	9.0	9.1
Tier 1 common equity to risk-weighted assets using Basel I definition (c)	8.5	7.8
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)	8.2	7.3
Tangible common equity to tangible assets (c)	6.6	6.0
Tangible common equity to risk-weighted assets (c)	8.1	7.2

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	See Non-Regulatory Capital Ratios on page 30.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.3 billion for the third quarter of 2011, or $.64 per diluted common share, compared with $908 million, or $.45 per diluted common share for the third quarter of 2010. Return on average assets and return on average common equity were 1.57 percent and 16.1 percent, respectively, for the third quarter of 2011, compared with 1.26 percent and 12.8 percent, respectively, for the third quarter of 2010. The provision for credit losses for the third quarter of 2011 was $150 million lower than net charge-offs. The provision for credit losses equaled net charge-offs in the third quarter of 2010.
Total net revenue, on a taxable-equivalent basis, for the third quarter of 2011 was $208 million (4.5 percent) higher than the third quarter of 2010, reflecting a 5.9 percent increase in net interest income and a 2.9 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher payments-related revenue, deposit service charges and commercial products revenue, partially offset by lower mortgage banking revenue.
Total noninterest expense in the third quarter of 2011 was $91 million (3.8 percent) higher than the third quarter of 2010, primarily due to higher total compensation and employee benefits expense, including higher pension costs, higher professional services expense and other business initiatives.
The provision for credit losses for the third quarter of 2011 was $519 million, or $476 million (47.8 percent) lower than the third quarter of 2010. Net charge-offs in the third quarter of 2011 were $669 million, compared with $995 million in the third quarter of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
The Company reported net income attributable to U.S. Bancorp of $3.5 billion for the first nine months of 2011, or $1.77 per diluted common share, compared with $2.3 billion, or $1.24 per diluted common share for the first nine months of 2010. Return on average assets and return on average common equity were 1.50 percent and 15.5 percent, respectively, for the first nine months of 2011, compared with 1.11 percent and 12.3 percent, respectively, for the first nine months of 2010. The Company’s results for the first nine months of 2011 included a $46 million gain related to the acquisition of First Community Bank of New Mexico (“FCB”) in a transaction with the Federal Deposit Insurance Corporation (“FDIC”) during the first quarter of 2011. Results for the first nine months of 2011 also included net securities losses of $22 million and a provision for credit losses lower than net charge-offs by $375 million. Diluted earnings per common share for the first nine months of 2010 included a non-recurring $.05 benefit in the second quarter related to an exchange of perpetual preferred stock for outstanding income trust securities. The first nine months of 2010 also included $200 million of provision for credit losses in excess of net charge-offs and $64 million of net securities losses.
Total net revenue, on a taxable-equivalent basis, for the first nine months of 2011 was $577 million (4.3 percent) higher than the first nine months of 2010, reflecting a 5.3 percent increase in net interest income and a 3.1 percent increase in total noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher payments-related revenue, commercial products revenue and other income, as well as lower net securities losses, partially offset by lower mortgage banking revenue.
Total noninterest expense in the first nine months of 2011 was $317 million (4.6 percent) higher than the first nine months of 2010, primarily due to higher total compensation and employee benefits expense, including higher pension costs, higher professional services expense and other business initiatives.
The provision for credit losses for the first nine months of 2011 was $1.8 billion, or $1.6 billion (46.4 percent) lower than the first nine months of 2010. Net charge-offs in the first nine months of 2011 were $2.2 billion, compared with $3.2 billion in the first nine months of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.6 billion in the third quarter of 2011, compared with $2.5 billion in the third quarter of 2010. Net interest income, on a taxable-equivalent basis, was $7.7 billion in the first nine months of 2011, compared with $7.3 billion in the first nine months of 2010. The increases were primarily the result of growth in average earning assets and lower cost core deposit funding. Average earning assets increased $34.4 billion (13.6 percent) in the third quarter and $29.9 billion (12.0 percent) in the first nine months of 2011, compared with the same periods of 2010, driven by increases in investment securities, loans and other earning assets, which included cash balances held at the Federal Reserve. The net interest margin in the third quarter and first nine months of 2011 was 3.65 percent and 3.67 percent, respectively, compared with 3.91 percent and 3.90 percent in the third quarter and first nine months of 2010, respectively. The decreases in the net interest margin reflected higher balances in lower yielding investment securities and growth in cash balances held at the Federal Reserve. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Total average loans for the third quarter and first nine months of 2011 were $9.6 billion (5.0 percent) and $7.3 billion (3.8 percent) higher, respectively, than the same periods of 2010, driven by growth in residential mortgages, commercial loans, commercial real estate loans and other retail loans, partially offset by decreases in credit card balances and loans covered by loss sharing agreements with the FDIC (“covered” loans). The increases were driven by demand for loans and lines by new and existing credit-worthy borrowers and the impact of the FCB acquisition. Average covered loans decreased for the third quarter and first nine months of 2011, by $3.5 billion (18.2 percent) and $3.7 billion (18.1 percent), respectively, compared with the same periods of 2010.
Average investment securities in the third quarter and first nine months of 2011 were $18.4 billion (38.4 percent) and $14.8 billion (31.5 percent) higher, respectively, than the same periods of 2010, primarily due to purchases of U.S. Treasury and government agency-related securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.
Average total deposits for the third quarter and first nine months of 2011 were $32.7 billion (17.9 percent) and $26.9 billion (14.7 percent) higher, respectively, than the same periods of 2010. Excluding deposits from acquisitions, third quarter 2011 average total deposits increased $24.2 billion (13.2 percent) over the third quarter of 2010. Average noninterest-bearing deposits for the third quarter and first nine months of 2011 were $18.9 billion (47.5 percent) and $11.3 billion (28.9 percent) higher, respectively, than the same periods of 2010, with growth in Wholesale Banking and Commercial Real Estate, Wealth Management and Securities Services, and Consumer and Small Business Banking balances. Average total savings deposits for the third quarter and first nine months of 2011 were $13.4 billion (13.5 percent) and $14.4 billion (14.5 percent) higher, respectively, than the same periods of 2010, primarily due to growth in corporate and institutional trust balances, including the impact of the December 30, 2010 acquisition of the securitization trust administration business of Bank of America, N.A. (“securitization trust administration acquisition”), as well as increases in Consumer and Small Business Banking balances, partially offset by lower broker-dealer balances. Average time certificates of deposit less than $100,000 were lower in the third quarter and first nine months of 2011 by $773 million (4.8 percent) and $1.8 billion (10.6 percent), respectively, compared with the same periods of 2010, as a result of expected decreases in acquired certificates of deposit and decreases in Consumer and Small Business Banking balances. Average time deposits greater than $100,000 were $1.2 billion (4.4 percent) and $3.0 billion (11.0 percent) higher in the third quarter and first nine months of 2011, respectively, compared with the same periods of 2010, principally due to higher balances in Wholesale Banking and Commercial Real Estate and institutional and corporate trust, including the impact of the securitization trust administration and FCB acquisitions.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2011 decreased $476 million (47.8 percent) and $1.6 billion (46.4 percent), respectively, from the same periods of 2010. Net charge-offs decreased $326 million (32.8 percent) and $1.0 billion (31.5 percent) in the third quarter and first nine months of 2011, respectively, compared with the same periods of 2010, principally due to improvement in the commercial, commercial real estate, credit card and other retail loan portfolios. The provision for credit losses was lower than net charge-offs by $150 million in the third quarter and $375 million in the first nine months of 2011, equaled net charge-offs in the third quarter of 2010, and exceeded net charge-offs by $200 million in the first nine months of 2010. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 2    Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Credit and debit card revenue	$289	$274	5.5%	$842	$798	5.5%
Corporate payment products revenue	203	191	6.3	563	537	4.8
Merchant processing services	338	318	6.3	977	930	5.1
ATM processing services	115	105	9.5	341	318	7.2
Trust and investment management fees	241	267	(9.7)	755	798	(5.4)
Deposit service charges	183	160	14.4	488	566	(13.8)
Treasury management fees	137	139	(1.4)	418	421	(.7)
Commercial products revenue	212	197	7.6	621	563	10.3
Mortgage banking revenue	245	310	(21.0)	683	753	(9.3)
Investment products fees and commissions	31	27	14.8	98	82	19.5
Securities gains (losses), net	(9)	(9)	–	(22)	(64)	65.6
Other	186	131	42.0	565	436	29.6

Total noninterest income	$2,171	$2,110	2.9%	$6,329	$6,138	3.1%

Noninterest Income Noninterest income in the third quarter and first nine months of 2011 was $2.2 billion and $6.3 billion, respectively, compared with $2.1 billion and $6.1 billion in the same periods of 2010, or increases of $61 million (2.9 percent) and $191 million (3.1 percent), respectively. Payments-related revenues and ATM processing services income were higher largely due to increased transaction volumes. Commercial products revenue increased due to higher commercial leasing revenue, syndication fees and other commercial loan fees. Investment products fees and commissions also increased due to business initiatives. Deposit service charges increased in the third quarter of 2011, compared with the third quarter of 2010, primarily due to new account growth, higher transaction volumes and recent product redesign initiatives, partially offset by 2010 legislative and pricing changes. Deposit service charges were lower in the first nine months of 2011, compared with the same period of the prior year, due to the 2010 legislative and pricing changes, partially offset by account growth. Other income increased in the third quarter and first nine months of 2011, compared with the same periods of the prior year, primarily due to higher retail lease residual revenue and customer-related derivative revenue. In addition, other income for the first nine months of 2011 also increased over the same period of the prior year due to a gain recognized on the FCB acquisition in the first quarter of 2011. Trust and investment management fees decreased as a result of the sale of the Company’s long-term asset management business in the fourth quarter of 2010 and increased money market investment fee waivers, partially offset by the positive impact of the securitization trust administration acquisition and improved market conditions. In addition, mortgage banking revenue decreased due to lower origination and sales revenue.
The Company anticipates the implementation of recently passed legislation, under the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, will reduce future noninterest income by approximately $300 million on an annualized basis beginning in the fourth quarter of 2011, based on anticipated transaction volume excluding any mitigating actions the Company may take.

Noninterest Expense Noninterest expense was $2.5 billion in the third quarter and $7.2 billion in the first nine months of 2011, compared with $2.4 billion in the third quarter and $6.9 billion in the first nine months of 2010, or increases of $91 million (3.8 percent) and $317 million (4.6 percent), respectively. The increase in noninterest expense from a year ago was principally due to increased total compensation, employee benefits, net occupancy and equipment expense, and professional services expense, partially offset by decreases in other intangibles expense and other expense. Total compensation increased primarily due to an increase in staffing related to branch expansion and other business initiatives, and merit increases. Employee benefits expense increased due to higher pension costs and the impact of additional staff. Net occupancy and equipment expense increased principally due to business expansion and technology initiatives. Professional services expense increased due to mortgage servicing-related and other projects across multiple business lines. These increases were partially offset by decreases in other intangibles expense due to the reduction or completion of the amortization of certain intangibles. Other expense was also lower due to lower costs related to other real estate owned, insurance and litigation matters.

U.S. Bancorp	5

Table 3    Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Compensation	$1,021	$973	4.9%	$2,984	$2,780	7.3%
Employee benefits	203	171	18.7	643	523	22.9
Net occupancy and equipment	252	229	10.0	750	682	10.0
Professional services	100	78	28.2	252	209	20.6
Marketing and business development	102	108	(5.6)	257	254	1.2
Technology and communications	189	186	1.6	563	557	1.1
Postage, printing and supplies	76	74	2.7	226	223	1.3
Other intangibles	75	90	(16.7)	225	278	(19.1)
Other	458	476	(3.8)	1,315	1,392	(5.5)

Total noninterest expense	$2,476	$2,385	3.8%	$7,215	$6,898	4.6%

Efficiency ratio (a)	51.5%	51.9%		51.4%	51.1%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Income Tax Expense The provision for income taxes was $490 million (an effective rate of 28.1 percent) for the third quarter and $1.3 billion (an effective rate of 27.5 percent) for the first nine months of 2011, compared with $260 million (an effective rate of 22.5 percent) and $620 million (an effective rate of 21.2 percent) for the same periods of 2010. The increases in the effective tax rates for the third quarter and first nine months of 2011, compared with the same periods of the prior year, principally reflected the marginal impact of higher pretax earnings year-over-year. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $204.8 billion at September 30, 2011, compared with $197.1 billion at December 31, 2010, an increase of $7.7 billion (3.9 percent). The increase was driven by increases in most major loan categories, partially offset by lower credit card and covered loans. The $5.4 billion (11.2 percent) increase in commercial loans was primarily driven by higher loan demand from new and existing customers, and the $908 million (2.6 percent) increase in commercial real estate loans was primarily due to the FCB acquisition.
Residential mortgages held in the loan portfolio increased $4.4 billion (14.3 percent) at September 30, 2011, compared with December 31, 2010, as a result of mortgage originations exceeding prepayments and paydowns in the portfolio. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.
Total credit card loans decreased $471 million (2.8 percent) at September 30, 2011, compared with December 31, 2010. Other retail loans, which include retail leasing, home equity and other consumer loans, were essentially unchanged at September 30, 2011, compared with December 31, 2010.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $5.4 billion at September 30, 2011, compared with $8.4 billion at December 31, 2010. The decrease in loans held for sale was principally due to a high level of mortgage loan origination and refinancing activity in the second half of 2010.
Most of the Company’s residential mortgage loans are originated to guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government sponsored enterprises (“GSEs”). The Company also originates residential mortgages that follow its own investment guidelines with the intent to hold such loans in the loan portfolio, primarily well secured jumbo mortgages to borrowers with high credit quality, as well as near-prime non-conforming mortgages. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, it is transferred to loans held for sale.

Investment Securities Investment securities totaled $68.4 billion at September 30, 2011, compared with $53.0 billion at December 31, 2010. The $15.4 billion (29.1 percent) increase primarily reflected $14.1 billion of net investment purchases, primarily in the held-to-maturity investment portfolio, as well as a $1.0 billion favorable change in unrealized gains (losses) on available-for-sale investment securities. Held-to-maturity securities were $16.3 billion at September 30, 2011, compared with $1.5 billion at December 31, 2010, primarily reflecting increases in U.S. Treasury and agency mortgage-backed securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.

6	U.S. Bancorp

Table 4    Investment Securities

	Available-for-Sale				Held-to-Maturity
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
September 30, 2011 (Dollars in Millions)	Cost	Value	Years	Yield (e)	Cost	Value	Years	Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$852	$853	.3	1.73%	$–	$–	–	–%
Maturing after one year through five years	556	562	2.2	.92	2,501	2,537	2.4	.99
Maturing after five years through ten years	49	53	8.5	4.24	–	–	–	–
Maturing after ten years	20	21	11.8	3.42	122	122	12.0	1.74

Total	$1,477	$1,489	1.4	1.53%	$2,623	$2,659	2.9	1.02%

Mortgage-Backed Securities (a)
Maturing in one year or less	$679	$680	.6	2.53%	$200	$198	.7	1.48%
Maturing after one year through five years	30,646	31,508	3.4	2.92	10,884	11,168	3.6	2.57
Maturing after five years through ten years	7,863	7,730	6.6	2.02	1,801	1,843	5.5	2.07
Maturing after ten years	1,788	1,728	12.3	1.69	522	530	11.9	1.42

Total	$40,976	$41,646	4.4	2.69%	$13,407	$13,739	4.2	2.44%

Asset-Backed Securities (a)
Maturing in one year or less	$6	$15	.5	13.56%	$2	$2	.3	1.01%
Maturing after one year through five years	179	185	3.5	13.01	44	44	2.9	.95
Maturing after five years through ten years	689	695	8.0	2.81	14	17	6.3	.87
Maturing after ten years	8	9	15.9	7.80	24	25	23.0	.82

Total	$882	$904	7.1	5.01%	$84	$88	9.1	.90%

Obligations of State and Political Subdivisions (b)(c)
Maturing in one year or less	$16	$16	.4	6.08%	$–	$–	.5	7.62%
Maturing after one year through five years	3,083	3,145	4.1	6.59	5	6	3.3	8.38
Maturing after five years through ten years	2,888	2,946	5.7	6.79	4	4	6.0	5.38
Maturing after ten years	422	392	20.4	7.19	15	14	15.4	5.53

Total	$6,409	$6,499	5.9	6.72%	$24	$24	11.2	6.17%

Other Debt Securities
Maturing in one year or less	$122	$112	.4	6.24%	$1	$1	.5	.84%
Maturing after one year through five years	–	–	–	–	12	10	2.0	1.29
Maturing after five years through ten years	31	28	6.0	6.33	118	92	7.0	1.17
Maturing after ten years	1,282	1,091	30.3	4.07	–	–	–	–

Total	$1,435	$1,231	27.2	4.30%	$131	$103	6.5	1.18%

Other Investments	$313	$340	17.3	3.99%	$–	$–	–	–%

Total investment securities (d)	$51,492	$52,109	5.3	3.25%	$16,269	$16,613	4.0	2.20%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and politicial subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 7.4 years at December 31, 2010, with a corresponding weighted-average yield of 3.41 percent. The weighted-average maturity of the held-to-maturity investment securities was 6.3 years at December 31, 2010, with a corresponding weighted-average yield of 2.07 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2011		December 31, 2010
	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total
U.S. Treasury and agencies	$4,100	6.1%	$2,724	5.1%
Mortgage-backed securities	54,383	80.2	40,654	76.2
Asset-backed securities	966	1.4	1,197	2.3
Obligations of state and political subdivisions	6,433	9.5	6,862	12.9
Other debt securities and investments	1,879	2.8	1,887	3.5

Total investment securities	$67,761	100.0%	$53,324	100.0%

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At September 30, 2011, the Company’s net unrealized gain on available-for-sale securities was $617 million, compared with a net unrealized loss of $346 million at December 31, 2010. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of state and

U.S. Bancorp	7

political securities and agency mortgage-backed securities. Unrealized losses on available-for-sale securities in an unrealized loss position totaled $646 million at September 30, 2011, compared with $1.2 billion at December 31, 2010. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets and market conditions. At September 30, 2011, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $9 million and $24 million of impairment charges in earnings during the third quarter and first nine months of 2011, respectively, predominately on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows primarily resulting from increases in defaults in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 4 and 13 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $222.6 billion at September 30, 2011, compared with $204.3 billion at December 31, 2010, the result of increases in noninterest-bearing and savings account deposits, partially offset by decreases in money market and time deposits greater than $100,000. Noninterest-bearing deposits increased $18.9 billion (41.7 percent), primarily due to increases in Wholesale Banking and Commercial Real Estate, and corporate trust balances. Savings account balances increased $3.0 billion (12.5 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Money market balances decreased $2.0 billion (4.3 percent) primarily due to lower Consumer and Small Business Banking, and broker-dealer balances, partially offset by higher corporate trust balances. Time deposits greater than $100,000, which are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing, decreased $1.5 billion (5.0 percent) at September 30, 2011, compared with December 31, 2010. Interest checking balances decreased $160 million (.4 percent) primarily due to lower institutional trust balances, partially offset by higher Consumer and Small Business Banking, and corporate trust balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $32.0 billion at September 30, 2011, compared with $32.6 billion at December 31, 2010. The $528 million (1.6 percent) decrease in short-term borrowings was primarily due to lower repurchase agreements, partially offset by higher commercial paper and other borrowed funds balances. Long-term debt was $30.6 billion at September 30, 2011, compared with $31.5 billion at December 31, 2010. The $913 million (2.9 percent) decrease was primarily due to $1.7 billion of medium-term note and subordinated debt repayments and maturities, $.8 billion of extinguishments of junior subordinated debentures, and a $.6 billion decrease in Federal Home Loan Bank advances, partially offset by $1.0 billion of medium-term note issuances and a $1.0 billion increase in long-term debt related to certain consolidated variable interest entities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

8	U.S. Bancorp

described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. In addition, credit quality ratings as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including all of the Company’s loans that are 90 days or more past due and still accruing, nonaccrual loans, and those considered troubled debt restructurings (“TDRs”), encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. Refer to Note 5 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans. The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to these loans which is the primary factor in determining the allowance for credit losses for loans in the commercial lending segment.
The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit cards, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts originated giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15 year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10 year amortization period. At September 30, 2011, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, and customer payment history. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The covered loan segment represents loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC that greatly reduce the risk of future credit losses to the Company. Key risk characteristics for covered segment loans are consistent with the segment they would otherwise be included in had the loss share coverage not been in place but consider the indemnification provided by the FDIC.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential

U.S. Bancorp	9

mortgages, credit card loans and other retail loans. The covered loan segment consists of only one class.
The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to loan-to-value and borrower credit criteria during the underwriting process.

The following tables provide summary information of the loan-to-values of residential mortgages and home equity and second mortgages by distribution channel and type at September 30, 2011:

Residential mortgages	Interest			Percent
(Dollars in Millions)	Only	Amortizing	Total	of Total
Consumer Finance
Less than or equal to 80%	$1,350	$5,753	$7,103	56.6%
Over 80% through 90%	405	2,912	3,317	26.4
Over 90% through 100%	376	1,578	1,954	15.6
Over 100%	–	180	180	1.4

Total	$2,131	$10,423	$12,554	100.0%
Other
Less than or equal to 80%	$1,867	$19,155	$21,022	93.1%
Over 80% through 90%	43	779	822	3.7
Over 90% through 100%	57	669	726	3.2
Over 100%	–	–	–	–

Total	$1,967	$20,603	$22,570	100.0%
Total Company
Less than or equal to 80%	$3,217	$24,908	$28,125	80.1%
Over 80% through 90%	448	3,691	4,139	11.8
Over 90% through 100%	433	2,247	2,680	7.6
Over 100%	–	180	180	.5

Total	$4,098	$31,026	$35,124	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.

Home equity and second mortgages				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Consumer Finance (a)
Less than or equal to 80%	$1,077	$193	$1,270	52.2%
Over 80% through 90%	455	122	577	23.7
Over 90% through 100%	299	190	489	20.1
Over 100%	46	50	96	4.0

Total	$1,877	$555	$2,432	100.0%
Other
Less than or equal to 80%	$11,381	$1,014	$12,395	77.6%
Over 80% through 90%	2,176	425	2,601	16.3
Over 90% through 100%	608	308	916	5.7
Over 100%	42	24	66	.4

Total	$14,207	$1,771	$15,978	100.0%
Total Company
Less than or equal to 80%	$12,458	$1,207	$13,665	74.2%
Over 80% through 90%	2,631	547	3,178	17.3
Over 90% through 100%	907	498	1,405	7.6
Over 100%	88	74	162	.9

Total	$16,084	$2,326	$18,410	100.0%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.
Within the consumer finance division, at September 30, 2011, approximately $1.9 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent credit rating agencies at loan origination, compared with $2.1 billion at December 31, 2010.

The following table provides further information on the loan-to-values of residential mortgages specifically for the consumer finance division at September 30, 2011:

	Interest			Percent of
(Dollars in Millions)	Only	Amortizing	Total	Division
Sub-Prime Borrowers
Less than or equal to 80%	$4	$924	$928	7.4%
Over 80% through 90%	2	439	441	3.5
Over 90% through 100%	12	505	517	4.1
Over 100%	–	34	34	.3

Total	$18	$1,902	$1,920	15.3%
Other Borrowers
Less than or equal to 80%	$1,346	$4,829	$6,175	49.2%
Over 80% through 90%	403	2,473	2,876	22.9
Over 90% through 100%	364	1,073	1,437	11.4
Over 100%	–	146	146	1.2

Total	$2,113	$8,521	$10,634	84.7%

Total Consumer Finance	$2,131	$10,423	$12,554	100.0%

Note:	Loan-to-values determined as of the date of origination and adjusted for cumulative principal payments, and consider mortgage insurance, as applicable.
In addition to residential mortgages, at September 30, 2011, the consumer finance division had $.5 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2010.

10	U.S. Bancorp

Table 5    Delinquent Loan Ratios as a Percent of Ending Loan Balances

	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2011	2010
Commercial
Commercial	.09%	.15%
Lease financing	.02	.02

Total commercial	.08	.13
Commercial Real Estate
Commercial mortgages	.09	–
Construction and development	.03	.01

Total commercial real estate	.08	–
Residential Mortgages (a)	1.03	1.63
Credit Card	1.28	1.86
Other Retail
Retail leasing	.02	.05
Other	.40	.49

Total other retail (b)	.36	.45

Total loans, excluding covered loans	.43	.61

Covered Loans	5.14	6.04

Total loans	.78%	1.11%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2011	2010
Commercial	.79%	1.37%
Commercial real estate	3.51	3.73
Residential mortgages (a)	2.88	3.70
Credit card	2.81	3.22
Other retail (b)	.50	.58

Total loans, excluding covered loans	1.79	2.19

Covered loans	11.70	12.94

Total loans	2.53%	3.17%

(a)	Delinquent loan ratios exclude $2.5 billion at September 30, 2011, and $2.6 billion at December 31, 2010, of loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including the guaranteed amounts, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 10.09 percent at September 30, 2011, and 12.28 percent at December 31, 2010.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including the guaranteed amounts, the ratio of total other retail loans 90 days or more past due including nonperforming loans was .95 percent at September 30, 2011, and 1.04 percent at December 31, 2010.

The following table provides further information on the loan-to-values of home equity and second mortgages specifically for the consumer finance division at September 30, 2011:

				Percent
(Dollars in Millions)	Lines	Loans	Total	of Total
Sub-Prime Borrowers
Less than or equal to 80%	$61	$113	$174	7.1%
Over 80% through 90%	39	66	105	4.3
Over 90% through 100%	6	115	121	5.0
Over 100%	30	42	72	3.0

Total	$136	$336	$472	19.4%
Other Borrowers
Less than or equal to 80%	$1,016	$80	$1,096	45.1%
Over 80% through 90%	416	56	472	19.4
Over 90% through 100%	293	75	368	15.1
Over 100%	16	8	24	1.0

Total	$1,741	$219	$1,960	80.6%

Total Consumer Finance	$1,877	$555	$2,432	100.0%

Note:	Loan-to-values determined on original appraisal value of collateral and the current amortized loan balance, or maximum of current commitment or current balance on lines.
The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .7 percent of total assets at September 30, 2011, compared with .9 percent at December 31, 2010. Covered loans included $1.6 billion in loans with negative-amortization payment options at September 30, 2011, unchanged from December 31, 2010. The Company does not have any residential mortgages with payment schedules that would cause balances to increase over time other than certain covered loans.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due

U.S. Bancorp	11

totaled $1.6 billion ($814 million excluding covered loans) at September 30, 2011, compared with $2.2 billion ($1.1 billion excluding covered loans) at December 31, 2010. These balances exclude loans purchased from Government National Mortgage Association mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The $280 million (25.6 percent) decrease, excluding covered loans, reflected a moderation in the level of stress in economic conditions in the first nine months of 2011. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .78 percent (.43 percent excluding covered loans) at September 30, 2011, compared with 1.11 percent (.61 percent excluding covered loans) at December 31, 2010.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Residential mortgages (a)
30-89 days	$385	$456	1.09%	1.48%
90 days or more	361	500	1.03	1.63
Nonperforming	650	636	1.85	2.07

Total	$1,396	$1,592	3.97%	5.18%
Credit card
30-89 days	$225	$269	1.38%	1.60%
90 days or more	209	313	1.28	1.86
Nonperforming	250	228	1.53	1.36

Total	$684	$810	4.19%	4.82%
Other retail
Retail leasing
30-89 days	$10	$17	.19%	.37%
90 days or more	1	2	.02	.05
Nonperforming	–	–	–	–

Total	$11	$19	.21%	.42%
Home equity and second mortgages
30-89 days	$153	$175	.83%	.93%
90 days or more	123	148	.67	.78
Nonperforming	36	36	.19	.19

Total	$312	$359	1.69%	1.90%
Other (b)
30-89 days	$166	$212	.67%	.85%
90 days or more	50	66	.20	.26
Nonperforming	30	29	.12	.12

Total	$246	$307	.99%	1.23%

(a)	Excludes $2.5 billion and $2.6 billion at September 30, 2011, and December 31, 2010, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.

(b)	Includes revolving credit, installment, automobile and student loans.

12	U.S. Bancorp

The following table provides information on delinquent and nonperforming consumer lending loans as a percent of ending loan balances, by channel:

	Consumer Finance (a)		Other Consumer Lending
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Residential mortgages (b)
30-89 days	1.75%	2.38%	.74%	.95%
90 days or more	1.63	2.26	.69	1.24
Nonperforming	2.53	2.99	1.47	1.52

Total	5.91%	7.63%	2.90%	3.71%
Credit card
30-89 days	–%	–%	1.38%	1.60%
90 days or more	–	–	1.28	1.86
Nonperforming	–	–	1.53	1.36

Total	–%	–%	4.19%	4.82%
Other retail
Retail leasing
30-89 days	–%	–%	.19%	.37%
90 days or more	–	–	.02	.05
Nonperforming	–	–	–	–

Total	–%	–%	.21%	.42%
Home equity and second mortgages
30-89 days	1.73%	1.98%	.70%	.76%
90 days or more	1.23	1.82	.58	.62
Nonperforming	.17	.20	.20	.19

Total	3.13%	4.00%	1.48%	1.57%
Other (c)
30-89 days	4.73%	4.42%	.59%	.77%
90 days or more	.83	.68	.19	.25
Nonperforming	–	–	.12	.12

Total	5.56%	5.10%	.90%	1.14%

(a)	Consumer finance category includes credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
(b)	Excludes loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(c)	Includes revolving credit, installment, automobile and student loans.
Within the consumer finance division at September 30, 2011, approximately $340 million and $58 million of these delinquent and nonperforming residential mortgages and home equity and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $412 million and $75 million, respectively, at December 31, 2010.

The following table provides summary delinquency information for covered loans:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
30-89 days	$581	$757	3.78%	4.19%
90 days or more	792	1,090	5.14	6.04
Nonperforming	1,010	1,244	6.56	6.90

Total	$2,383	$3,091	15.48%	17.13%

Restructured Loans In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

Troubled Debt Restructurings  The Company continues to work with customers to modify loans for borrowers who are experiencing financial difficulties, including those acquired through FDIC-assisted acquisitions. Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. The modifications vary within each of the Company’s loan classes. Commercial lending segment TDRs generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate. The Company may also work with the borrower to make other changes to the loan to mitigate losses, such as obtaining additional collateral and/or guarantees to support the loan.
The Company has also implemented certain residential mortgage loan restructuring programs that

U.S. Bancorp	13

may result in TDRs. The Company participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify their loan and achieve more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, or other internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. Loans in trial period arrangements are not reported as TDRs. Loans permanently modified are reported as TDRs. Loans in trial period arrangements were $96 million at September 30, 2011.
Modifications in the credit card class are generally part of a workout program providing customers modification solutions over a specified time period, generally up to 60 months. The Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months.
Modifications to loans in the covered segment are similar in nature to that described above for non-covered loans, and the evaluation and determination of TDR status is similar, except that acquired loans restructured after acquisition are not considered TDRs for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. Losses associated with modifications on covered loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs

September 30, 2011	Performing	30-89 Days	90 Days or more	Nonperforming		Total
(Dollars in Millions)	TDRs	Past Due	Past Due	TDRs		TDRs
Commercial	$255	2.3%	1.1%	$106	(a)	$361
Commercial real estate	459	4.5	–	365	(b)	824
Residential mortgages	1,938	5.4	4.4	151		2,089
Credit card	330	11.4	7.3	250	(c)	580
Other retail	113	8.5	6.2	30	(c)	143

TDRs, excluding GNMA and covered loans	3,095	5.8	3.9	902		3,997
Loans purchased from GNMA mortgage pools	866	12.6	7.4	–		866
Covered loans	159	17.2	10.1	251		410

Total	$4,120	7.6%	4.9%	$1,153		$5,273

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.

14	U.S. Bancorp

During the third quarter of 2011, the Company adopted new accounting guidance that provided clarification to the scope of determining whether loan modifications should be considered TDRs. The adoption of this guidance resulted in additional restructurings considered to be TDRs, but did not have a material impact on the Company’s allowance for credit losses.

Short-term Modifications  The Company makes short-term modifications that it does not consider to be TDRs in limited circumstances to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed.

Nonperforming Assets  The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company, and are generally either originated by the Company or acquired under FDIC loss sharing agreements that substantially reduce the risk of credit losses to the Company. At September 30, 2011, total nonperforming assets were $4.3 billion, compared with $5.0 billion at December 31, 2010. Excluding covered assets, nonperforming assets were $3.0 billion at September 30, 2011, compared with $3.4 billion at December 31, 2010. The $315 million (9.4 percent) decline was principally in the commercial portfolio, reflecting the stabilizing economy. However, stress continued in the commercial real estate and residential mortgage portfolios due to the overall duration of the economic slowdown. Nonperforming covered assets at September 30, 2011, were $1.3 billion, compared with $1.7 billion at December 31, 2010. The ratio of total nonperforming assets to total loans and other real estate was 2.11 percent (1.60 percent excluding covered assets) at September 30, 2011, compared with 2.55 percent (1.87 percent excluding covered assets) at December 31, 2010.

U.S. Bancorp	15

Table 6    Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2011	2010
Commercial
Commercial	$342	$519
Lease financing	40	78

Total commercial	382	597
Commercial real estate
Commercial mortgages	600	545
Construction and development	620	748

Total commercial real estate	1,220	1,293
Residential mortgages (b)	650	636
Credit card	250	228
Other retail
Retail leasing	–	–
Other	66	65

Total other retail	66	65

Total nonperforming loans, excluding covered loans	2,568	2,819
Covered loans	1,010	1,244

Total nonperforming loans	3,578	4,063
Other real estate (c)(d)	452	511
Covered other real estate (d)	293	453
Other assets	16	21

Total nonperforming assets	$4,339	$5,048

Total nonperforming assets, excluding covered assets	$3,036	$3,351

Excluding covered assets:
Accruing loans 90 days or more past due (b)	$814	$1,094
Nonperforming loans to total loans	1.36%	1.57%
Nonperforming assets to total loans plus other real estate (c)	1.60%	1.87%
Including covered assets:
Accruing loans 90 days or more past due (b)	$1,606	$2,184
Nonperforming loans to total loans	1.75%	2.06%
Nonperforming assets to total loans plus other real estate (c)	2.11%	2.55%

Changes in Nonperforming Assets

		Credit Card,
	Commercial and	Other Retail
	Commercial	and Residential
(Dollars in Millions)	Real Estate	Mortgages (f)	Covered Assets	Total
Balance December 31, 2010	$2,204	$1,147	$1,697	$5,048
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,251	539	461	2,251
Advances on loans	62	–	3	65

Total additions	1,313	539	464	2,316
Reductions in nonperforming assets
Paydowns, payoffs	(417)	(241)	(359)	(1,017)
Net sales	(282)	(45)	(299)	(626)
Return to performing status	(147)	(65)	(202)	(414)
Net charge-offs (e)	(760)	(210)	2	(968)

Total reductions	(1,606)	(561)	(858)	(3,025)

Net additions to (reductions in) nonperforming assets	(293)	(22)	(394)	(709)

Balance September 30, 2011	$1,911	$1,125	$1,303	$4,339

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.5 billion and $2.6 billion at September 30, 2011, and December 31, 2010, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $627 million at September 30, 2011, and $575 million at December 31, 2010, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(f)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

The Company expects total nonperforming assets to trend lower in the fourth quarter of 2011.
Other real estate, excluding covered assets, was $452 million at September 30, 2011, compared with $511 million at December 31, 2010, and was related to foreclosed properties that previously secured loan balances.

16	U.S. Bancorp

Table 7    Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Commercial
Commercial	.77%	1.49%	.90%	2.04%
Lease financing	.61	1.18	.81	1.58

Total commercial	.75	1.45	.89	1.98
Commercial real estate
Commercial mortgages	.93	1.72	.81	1.20
Construction and development	3.43	4.56	4.60	6.25

Total commercial real estate	1.39	2.40	1.56	2.45
Residential mortgages	1.42	1.88	1.51	2.05
Credit card (a)	4.40	7.11	5.35	7.54
Other retail
Retail leasing	(.08)	.19	–	.34
Home equity and second mortgages	1.59	1.62	1.66	1.71
Other	1.11	1.65	1.20	1.76

Total other retail	1.16	1.51	1.25	1.61

Total loans, excluding covered loans	1.42	2.26	1.62	2.51
Covered loans	.08	.14	.08	.10

Total loans	1.31%	2.05%	1.49%	2.26%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.54 percent and 7.84 percent for the three months ended September 30, 2011 and 2010, respectively, and 5.53 percent and 8.26 percent for the nine months ended September 30, 2011 and 2010, respectively.

The following table provides an analysis of other real estate owned (“OREO”), excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

			As a Percent of Ending
	Amount		Loan Balances
	September 30,	December 31,	September 30,	December 31,
(Dollars in Millions)	2011	2010	2011	2010
Residential
Minnesota	$22	$28	.40%	.53%
California	16	21	.23	.34
Illinois	15	16	.49	.57
Washington	8	9	.25	.29
Colorado	8	9	.22	.27
All other states	110	135	.35	.47

Total residential	179	218	.33	.44
Commercial
Nevada	63	58	4.79	3.93
California	38	23	.28	.18
Ohio	20	20	.45	.48
Oregon	19	26	.54	.74
Utah	18	11	.93	.64
All other states	115	155	.18	.26

Total commercial	273	293	.31	.35

Total OREO	$452	$511	.24%	.29%

Analysis of Loan Net Charge-Offs  Total net charge-offs were $669 million for the third quarter and $2.2 billion for the first nine months of 2011, compared with net charge-offs of $995 million and $3.2 billion for the same periods of 2010. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2011 was 1.31 percent and 1.49 percent, respectively, compared with 2.05 percent and 2.26 percent, for the same periods of 2010. The year-over-year decreases in total net charge-offs were principally due to stabilizing economic conditions. The Company expects the level of net charge-offs to continue to trend lower in the fourth quarter of 2011.
Commercial and commercial real estate loan net charge-offs for the third quarter of 2011 were $224 million (1.01 percent of average loans outstanding on an annualized basis), compared with $378 million (1.85 percent of average loans outstanding on an annualized basis) for the third quarter of 2010. Commercial and commercial real estate loan net charge-offs for the first nine months of 2011 were $748 million (1.17 percent of average loans outstanding on an annualized basis), compared with $1.3 billion (2.18 percent of average loans outstanding on an annualized basis) for the first nine months of 2010. The decreases reflected the impact of efforts to resolve and reduce exposure to problem assets in the Company’s commercial real estate portfolios and improvement in the other commercial portfolios due to the stabilizing economy.
Residential mortgage loan net charge-offs for the third quarter of 2011 were $122 million (1.42 percent of average loans outstanding on an annualized basis), compared with $132 million (1.88 percent of average loans outstanding on an annualized basis) for the third quarter of 2010. Residential mortgage loan net charge-offs for the first nine months of 2011 were $370 million (1.51 percent of average loans outstanding on an annualized basis), compared with $415 million (2.05 percent of average loans outstanding on an annualized basis) for the first nine months of 2010. Credit card loan net charge-offs for the third quarter of 2011 were $178 million (4.40 percent of average loans

U.S. Bancorp	17

outstanding on an annualized basis), compared with $296 million (7.11 percent of average loans outstanding on an annualized basis) for the third quarter of 2010. Credit card loan net charge-offs for the first nine months of 2011 were $641 million (5.35 percent of average loans outstanding on an annualized basis), compared with $925 million (7.54 percent of average loans outstanding on an annualized basis) for the first nine months of 2010. Other retail loan net charge-offs for the third quarter of 2011 were $142 million (1.16 percent of average loans outstanding on an annualized basis), compared with $182 million (1.51 percent of average loans outstanding on an annualized basis) for the third quarter of 2010. Other retail loan net charge-offs for the first nine months of 2011 were $452 million (1.25 percent of average loans outstanding on an annualized basis), compared with $570 million (1.61 percent of average loans outstanding on an annualized basis) for the first nine months of 2010. The year-over-year decreases in residential mortgage, credit card and other retail loan net charge-offs reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other consumer lending loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Consumer Finance (a)
Residential mortgages	$12,397	$10,805	2.59%	3.49%	$12,127	$10,546	2.87%	3.78%
Home equity and second mortgages	2,442	2,448	3.57	4.86	2,476	2,461	4.32	5.49
Other	501	608	3.96	3.92	536	607	2.99	3.52
Other Consumer Lending
Residential mortgages	$21,629	$17,085	.75%	.86%	$20,727	$16,499	.71%	.95%
Home equity and second mortgages	16,068	16,841	1.28	1.15	16,172	16,879	1.25	1.16
Other	24,272	23,673	1.05	1.59	24,118	23,057	1.16	1.71
Total Company
Residential mortgages	$34,026	$27,890	1.42%	1.88%	$32,854	$27,045	1.51%	2.05%
Home equity and second mortgages	18,510	19,289	1.59	1.62	18,648	19,340	1.66	1.71
Other (b)	24,773	24,281	1.11	1.65	24,654	23,664	1.20	1.76

(a)	Consumer finance category included credit originated and managed by the consumer finance division, as well as the majority of home equity and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent of				Percent of
	Average Loans		Average Loans		Average Loans		Average Loans

(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Residential mortgages
Sub-prime borrowers	$1,940	$2,266	6.14%	6.30%	$2,009	$2,348	6.12%	6.38%
Other borrowers	10,457	8,539	1.93	2.74	10,118	8,198	2.22	3.03

Total	$12,397	$10,805	2.59%	3.49%	$12,127	$10,546	2.87%	3.78%
Home equity and second mortgages
Sub-prime borrowers	$480	$553	8.27%	9.33%	$503	$581	9.30%	10.36%
Other borrowers	1,962	1,895	2.43	3.56	1,973	1,880	3.05	3.98

Total	$2,442	$2,448	3.57%	4.86%	$2,476	$2,461	4.32%	5.49%

18	U.S. Bancorp

Analysis and Determination of the Allowance for Credit Losses  The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.
The allowance recorded for loans in the commercial lending segment is generally based on quarterly reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. The Company currently uses an 11 year period of historical losses in considering actual loss experience. This timeframe and the results of the analysis are evaluated quarterly to determine the appropriateness. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for collateral-dependent loans. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.
The allowance recorded for purchased impaired and TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends. In addition, when evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the default and/or delinquency status of any first lien account serviced by the Company, as well as whether the first lien account has been modified by the Company. At September 30, 2011, the Company serviced the first lien on 30 percent of the home equity loans and lines in a junior lien position. The Company also considers the results of this analysis in evaluating the potential exposure to credit losses for the population of home equity loans and lines in a junior lien position where the Company does not service the first lien.
The allowance for covered segment loans is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for covered segment loans considers the indemnification provided by the FDIC.
The Company’s methodology for determining the appropriate allowance for credit losses for all the loan segments also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards, internal review and other relevant business practices; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.
Refer to “Management’s Discussion and Analysis — Analysis and Determination of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on the analysis and determination of the allowance for credit losses.

U.S. Bancorp	19

Table 8    Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$5,308	$5,536	$5,531	$5,264
Charge-offs
Commercial
Commercial	108	163	348	646
Lease financing	18	28	64	108

Total commercial	126	191	412	754
Commercial real estate
Commercial mortgages	70	114	185	232
Construction and development	61	95	261	405

Total commercial real estate	131	209	446	637
Residential mortgages	124	135	380	422
Credit card	203	314	712	975
Other retail
Retail leasing	2	5	8	21
Home equity and second mortgages	78	84	245	261
Other	95	124	298	375

Total other retail	175	213	551	657

Covered loans (a)	3	7	10	16

Total charge-offs	762	1,069	2,511	3,461
Recoveries
Commercial
Commercial	18	10	50	27
Lease financing	9	10	28	34

Total commercial	27	20	78	61
Commercial real estate
Commercial mortgages	2	1	13	2
Construction and development	4	1	19	9

Total commercial real estate	6	2	32	11
Residential mortgages	2	3	10	7
Credit card	25	18	71	50
Other retail
Retail leasing	3	3	8	10
Home equity and second mortgages	4	5	14	13
Other	26	23	77	64

Total other retail	33	31	99	87

Covered loans (a)	–	–	–	1

Total recoveries	93	74	290	217
Net Charge-offs
Commercial
Commercial	90	153	298	619
Lease financing	9	18	36	74

Total commercial	99	171	334	693
Commercial real estate
Commercial mortgages	68	113	172	230
Construction and development	57	94	242	396

Total commercial real estate	125	207	414	626
Residential mortgages	122	132	370	415
Credit card	178	296	641	925
Other retail
Retail leasing	(1)	2	–	11
Home equity and second mortgages	74	79	231	248
Other	69	101	221	311

Total other retail	142	182	452	570

Covered loans (a)	3	7	10	15

Total net charge-offs	669	995	2,221	3,244

Provision for credit losses	519	995	1,846	3,444
Net change for credit losses to be reimbursed by the FDIC	32	4	34	76

Balance at end of period	$5,190	$5,540	$5,190	$5,540

Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$4,823	$5,245
Allowance for credit losses to be reimbursed by the FDIC	127	76
Liability for unfunded credit commitments	240	219

Total allowance for credit losses	$5,190	$5,540

Allowance for credit losses as a percentage of
Period-end loans, excluding covered loans	2.66%	3.10%
Nonperforming loans, excluding covered loans	196	181
Nonperforming assets, excluding covered assets	166	153
Annualized net charge-offs, excluding covered loans	190	139
Period-end loans	2.53	2.85
Nonperforming loans	145	133
Nonperforming assets	120	102
Annualized net charge-offs	196	140

Note: At September 30, 2011 and 2010, $1.9 billion and $2.2 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

20	U.S. Bancorp

At September 30, 2011, the allowance for credit losses was $5.2 billion (2.53 percent of total loans and 2.66 percent of loans excluding covered loans), compared with an allowance of $5.5 billion (2.81 percent of total loans and 3.03 percent of loans excluding covered loans) at December 31, 2010. The Company increased the allowance for credit losses by $32 million and $34 million during the third quarter and first nine months of 2011, respectively, compared with increases of $4 million and $76 million for the same periods of the prior year, to reflect covered loan losses reimbursable by the FDIC. The ratio of the allowance for credit losses to nonperforming loans was 145 percent (196 percent excluding covered loans) at September 30, 2011, compared with 136 percent (192 percent excluding covered loans) at December 31, 2010. The ratio of the allowance for credit losses to annualized loan net charge-offs was 196 percent at September 30, 2011, compared with 132 percent of full year 2010 net charge-offs at December 31, 2010, as net charge-offs continue to decline due to stabilizing economic conditions.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2011, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2010. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis  Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2011, and December 31, 2010, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on net interest income simulation analysis.

Sensitivity of Net Interest Income

	September 30, 2011						December 31, 2010
	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps	Down 50 bps		Up 50 bps	Down 200 bps		Up 200 bps
	Immediate		Immediate	Gradual		Gradual	Immediate		Immediate	Gradual		Gradual

Net interest income		*	1.62%		*	2.09%		*	1.64%		*	3.14%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U.S. Bancorp	21

Market Value of Equity Modeling  The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 2.5 percent decrease in the market value of equity at September 30, 2011, compared with a 3.6 percent decrease at December 31, 2010. A 200 bps decrease, where possible given current rates, would have resulted in a 6.2 percent decrease in the market value of equity at September 30, 2011, compared with a 5.2 percent decrease at December 31, 2010. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks  To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (“asset and liability management positions”), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate loans and debt from floating-rate payments to fixed-rate payments; and
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded mortgage loans held for sale and MSRs.
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
Additionally, the Company uses forward commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2011, the Company had $12.6 billion of forward commitments to sell mortgage loans hedging $5.2 billion of mortgage loans held for sale and $13.2 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities, and the Company has elected the fair value option for the mortgage loans held for sale.
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

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. The ALCO established the Market Risk Committee (“MRC”), which oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company also manages market risk of non-trading business activities, including its MSRs and loans held for sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss

22	U.S. Bancorp

the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect its investment grade bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business. On average, the Company expects the one-day VaR to be exceeded two to three times per year in each business. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The average, high and low VaR amounts for the nine months ended September 30, 2011 were $2 million, $4 million and $1 million, respectively, compared with $2 million, $5 million and $1 million, respectively, for the nine months ended September 30, 2010. There have been no incidents where the actual trading losses exceeded the bank-wide one-day VaR during the nine months ended September 30, 2011 and nine months ended September 30, 2010.

Liquidity Risk Management The Company’s liquidity risk management framework is designed to maintain sufficient liquidity in both normal operating environments as well as in periods of severe stress. The ALCO reviews and approves the Company’s liquidity policies and guidelines, and regularly reviews the overall liquidity position of the Company.
The Company maintains a substantial level of total available liquidity in the form of on- and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank and Federal Reserve Discount Window. The Company monitors liquidity risk through various metrics and reporting, including analysis of scenarios that estimate the impact of stress events on the Company’s consolidated liquidity position.
In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company liquidity and maintains sufficient funding to meet expected parent company obligations, without access to the wholesale funding markets or dividends from subsidiaries, for 12 months when forecasted payments of common stock dividends are included and 24 months assuming dividends were reduced to zero. The parent company currently has available funds considerably greater than the amounts required to satisfy these conditions.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on liquidity risk management.
At September 30, 2011, parent company long-term debt outstanding was $13.4 billion, compared with $13.0 billion at December 31, 2010. The $.4 billion increase was primarily due to $1.0 billion of medium-term note issuances, partially offset by $.6 billion of extinguishments of junior subordinated debentures. As of September 30, 2011, there was no parent company debt scheduled to mature in the remainder of 2011.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $7.1 billion at September 30, 2011.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangements to which an unconsolidated entity is a party under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. Refer to Note 14 of the Notes to Consolidated Financial Statements for further

U.S. Bancorp	23

Table 9    Regulatory Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2011	2010
Tier 1 capital	$28,081	$25,947
As a percent of risk-weighted assets	10.8%	10.5%
As a percent of adjusted quarterly average assets (leverage ratio)	9.0%	9.1%
Total risk-based capital	$35,369	$33,033
As a percent of risk-weighted assets	13.5%	13.3%

information on these arrangements. The Company has not significantly utilized private label asset securitizations or conduits as a source of funding. Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of September 30, 2011, and December 31, 2010. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $33.2 billion at September 30, 2011, compared with $29.5 billion at December 31, 2010. The increase was primarily the result of corporate earnings, the issuance of $.7 billion of perpetual preferred stock in exchange for the extinguishment of income trust securities and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends and common share repurchases. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion on capital management.
The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 8.5 percent and 8.1 percent, respectively, at September 30, 2011, compared with 7.8 percent and 7.2 percent, respectively, at December 31, 2010. The Company’s tangible common equity divided by tangible assets was 6.6 percent at September 30, 2011, compared with 6.0 percent at December 31, 2010. Additionally, the Company’s Tier 1 common as a percent of risk-weighted assets, under anticipated Basel III guidelines, was 8.2 percent at September 30, 2011, compared with 7.3 percent at December 31, 2010. Refer to “Non-Regulatory Capital Ratios” for further information regarding the calculation of these measures.
On March 18, 2011, the Company announced its Board of Directors had approved an authorization to repurchase 50 million shares of common stock through December 31, 2011. All shares repurchased during the third quarter of 2011 were repurchased under this authorization.

The following table provides a detailed analysis of all shares repurchased by the Company during the third quarter of 2011:

	Total Number		Maximum Number
	of Shares		of Shares that May
	Purchased as	Average	Yet Be Purchased
	Part of the	Price Paid	Under the
Time Period	Program	per Share	Program
July	4,560,115	$26.30	42,914,405
August	190	20.56	42,914,215
September	8,518,511	23.46	34,395,704

Total	13,078,816	$24.45	34,395,704

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

24	U.S. Bancorp

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking and Commercial Real Estate contributed $304 million of the Company’s net income in the third quarter and $781 million in the first nine months of 2011, or increases of $160 million and $526 million, respectively, compared with the same periods of 2010. The increases were primarily driven by higher net revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Total net revenue increased $69 million (8.7 percent) in the third quarter and $220 million (9.5 percent) in the first nine months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $26 million (5.0 percent) in the third quarter and $111 million (7.5 percent) in the first nine months of 2011, compared with the same periods of 2010. The year-over-year increases in net interest income were primarily due to higher average loan and deposit balances and increases in loan fees, partially offset by the impact of declining rates on the margin benefit from deposits. Total noninterest income increased $43 million (15.6 percent) in the third quarter and $109 million (13.2 percent) in the first nine months of 2011, compared with the same periods of 2010. The increases were primarily due to growth in commercial products revenue, including syndication and other capital markets fees, commercial leasing, foreign exchange and international trade revenue, and commercial loan fees. In addition, other revenue increased due to higher equity investment and customer-related derivative revenue.
Total noninterest expense increased $12 million (3.9 percent) in the third quarter and $66 million (7.5 percent) in the first nine months of 2011, compared with the same periods of 2010. The increases were primarily due to higher total compensation and employee benefits expense, and increased net shared services costs. The provision for credit losses decreased $198 million (75.3 percent) in the third quarter and $672 million (65.4 percent) in the first nine months of 2011, compared with the same periods of 2010. The favorable changes were primarily due to lower net charge-offs in the third quarter and first nine months of 2011, compared with the same periods of 2010. Nonperforming assets were $1.2 billion at September 30, 2011, $1.3 billion at June 30, 2011, and $1.8 billion at September 30, 2010. Nonperforming assets as a percentage of period-end loans were 2.01 percent at September 30, 2011, 2.22 percent at June 30, 2011, and 3.26 percent at September 30, 2010. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $228 million of the Company’s net income in the third quarter and $556 million in the first nine months of 2011, or increases of $1 million (.4 percent), and $16 million (3.0 percent), respectively, compared with the same periods of 2010.
Within Consumer and Small Business Banking, the retail banking division contributed $117 million of the total net income in the third quarter and $196 million in the first nine months of 2011, compared with $41 million and $108 million in the same periods of 2010. Mortgage banking contributed $111 million and $360 million of Consumer and Small Business Banking’s net income in the third quarter and first nine months of 2011, respectively, compared with $186 million and $432 million in the same periods of 2010.
Total net revenue decreased $7 million (.4 percent) in the third quarter and increased $74 million (1.4 percent) in the first nine months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $18 million (1.6 percent) in the third quarter and $176 million (5.4 percent) in the first nine months of 2011, compared with the same periods of 2010. The year-over-year increases in net interest income were due to higher loan and deposit volumes, partially offset by declines in the margin benefit from deposits. Total noninterest income decreased $25 million (3.4 percent) in the third quarter and $102 million (4.9 percent) in the first nine months of 2011, compared with the same periods of 2010. The decline in third quarter noninterest income, compared to

U.S. Bancorp	25

Table 10    Line of Business Financial Performance

	Wholesale Banking and			Consumer and Small
	Commercial Real Estate			Business Banking
Three Months Ended September 30			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$544	$518	5.0%	$1,154	$1,136	1.6%
Noninterest income	318	276	15.2	708	733	(3.4)
Securities gains (losses), net	–	(1)	*	–	–	–

Total net revenue	862	793	8.7	1,862	1,869	(.4)
Noninterest expense	314	302	4.0	1,154	1,094	5.5
Other intangibles	4	4	–	18	22	(18.2)

Total noninterest expense	318	306	3.9	1,172	1,116	5.0

Income before provision and income taxes	544	487	11.7	690	753	(8.4)
Provision for credit losses	65	263	(75.3)	332	394	(15.7)

Income before income taxes	479	224	*	358	359	(.3)
Income taxes and taxable-equivalent adjustment	174	82	*	130	131	(.8)

Net income	305	142	*	228	228	–
Net (income) loss attributable to noncontrolling interests	(1)	2	*	–	(1)	*

Net income attributable to U.S. Bancorp	$304	$144	*	$228	$227	.4

Average Balance Sheet
Commercial	$38,069	$32,952	15.5%	$7,322	$7,368	(.6)%
Commercial real estate	19,119	19,540	(2.2)	15,647	13,940	12.2
Residential mortgages	53	74	(28.4)	33,569	27,438	22.3
Credit card	–	–	–	–	–	–
Other retail	4	33	(87.9)	45,968	45,208	1.7

Total loans, excluding covered loans	57,245	52,599	8.8	102,506	93,954	9.1
Covered loans	1,352	1,866	(27.5)	8,247	9,361	(11.9)

Total loans	58,597	54,465	7.6	110,753	103,315	7.2
Goodwill	1,604	1,608	(.2)	3,515	3,546	(.9)
Other intangible assets	50	67	(25.4)	1,945	1,734	12.2
Assets	64,556	59,501	8.5	123,932	118,574	4.5
Noninterest-bearing deposits	27,840	17,104	62.8	17,806	16,902	5.3
Interest checking	10,978	12,822	(14.4)	26,995	23,779	13.5
Savings products	9,273	10,668	(13.1)	40,789	36,717	11.1
Time deposits	14,733	11,629	26.7	24,492	25,036	(2.2)

Total deposits	62,824	52,223	20.3	110,082	102,434	7.5
Total U.S. Bancorp shareholders’ equity	5,606	5,291	6.0	9,326	8,525	9.4

	Wholesale Banking and			Consumer and Small
	Commercial Real Estate			Business Banking
Nine Months Ended September 30			Percent			Percent
(Dollars in Millions)	2011	2010	Change	2011	2010	Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,588	$1,477	7.5%	$3,417	$3,241	5.4%
Noninterest income	937	829	13.0	2,001	2,103	(4.9)
Securities gains (losses), net	–	(1)	*	–	–	–

Total net revenue	2,525	2,305	9.5	5,418	5,344	1.4
Noninterest expense	936	869	7.7	3,387	3,178	6.6
Other intangibles	12	13	(7.7)	54	74	(27.0)

Total noninterest expense	948	882	7.5	3,441	3,252	5.8

Income before provision and income taxes	1,577	1,423	10.8	1,977	2,092	(5.5)
Provision for credit losses	356	1,028	(65.4)	1,102	1,236	(10.8)

Income before income taxes	1,221	395	*	875	856	2.2
Income taxes and taxable-equivalent adjustment	444	143	*	318	314	1.3

Net income	777	252	*	557	542	2.8
Net (income) loss attributable to noncontrolling interests	4	3	33.3	(1)	(2)	50.0

Net income attributable to U.S. Bancorp	$781	$255	*	$556	$540	3.0

Average Balance Sheet
Commercial	$36,478	$33,196	9.9%	$7,213	$7,244	(.4)%
Commercial real estate	19,184	19,628	(2.3)	15,454	13,660	13.1
Residential mortgages	56	71	(21.1)	32,399	26,593	21.8
Credit card	–	–	–	–	–	–
Other retail	6	43	(86.0)	45,661	44,737	2.1

Total loans, excluding covered loans	55,724	52,938	5.3	100,727	92,234	9.2
Covered loans	1,603	2,015	(20.4)	8,496	9,693	(12.3)

Total loans	57,327	54,953	4.3	109,223	101,927	7.2
Goodwill	1,604	1,608	(.2)	3,520	3,532	(.3)
Other intangible assets	55	71	(22.5)	2,137	1,936	10.4
Assets	63,204	60,140	5.1	122,892	115,545	6.4
Noninterest-bearing deposits	23,746	16,866	40.8	17,603	16,175	8.8
Interest checking	13,028	13,192	(1.2)	26,172	23,647	10.7
Savings products	9,482	11,930	(20.5)	40,313	35,518	13.5
Time deposits	14,870	11,196	32.8	24,469	26,612	(8.1)

Total deposits	61,126	53,184	14.9	108,557	101,952	6.5
Total U.S. Bancorp shareholders’ equity	5,538	5,357	3.4	9,275	8,451	9.8

*  Not meaningful

26	U.S. Bancorp

Wealth Management and			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2011	2010	Change	2011	2010	Change	2011	2010	Change	2011	2010	Change
$90	$79	13.9%	$334	$335	(.3)%	$502	$409	22.7%	$2,624	$2,477	5.9%
254	277	(8.3)	856	805	6.3	44	28	57.1	2,180	2,119	2.9
–	–	–	–	–	–	(9)	(8)	(12.5)	(9)	(9)	–

344	356	(3.4)	1,190	1,140	4.4	537	429	25.2	4,795	4,587	4.5
268	245	9.4	446	430	3.7	219	224	(2.2)	2,401	2,295	4.6
10	13	(23.1)	43	51	(15.7)	–	–	–	75	90	(16.7)

278	258	7.8	489	481	1.7	219	224	(2.2)	2,476	2,385	3.8

66	98	(32.7)	701	659	6.4	318	205	55.1	2,319	2,202	5.3
–	13	*	124	305	(59.3)	(2)	20	*	519	995	(47.8)

66	85	(22.4)	577	354	63.0	320	185	73.0	1,800	1,207	49.1
24	31	(22.6)	210	129	62.8	10	(60)	*	548	313	75.1

42	54	(22.2)	367	225	63.1	310	245	26.5	1,252	894	40.0
–	–	–	(10)	(8)	(25.0)	32	21	52.4	21	14	50.0

$42	$54	(22.2)	$357	$217	64.5	$342	$266	28.6	$1,273	$908	40.2

$1,048	$986	6.3%	$5,828	$5,328	9.4%	$77	$150	(48.7)%	$52,344	$46,784	11.9%
573	574	(.2)	–	–	–	230	136	69.1	35,569	34,190	4.0
396	361	9.7	–	–	–	8	17	(52.9)	34,026	27,890	22.0
–	–	–	16,057	16,510	(2.7)	–	–	–	16,057	16,510	(2.7)
1,521	1,625	(6.4)	885	992	(10.8)	2	1	*	48,380	47,859	1.1

3,538	3,546	(.2)	22,770	22,830	(.3)	317	304	4.3	186,376	173,233	7.6
12	14	(14.3)	5	5	–	6,177	8,062	(23.4)	15,793	19,308	(18.2)

3,550	3,560	(.3)	22,775	22,835	(.3)	6,494	8,366	(22.4)	202,169	192,541	5.0
1,463	1,515	(3.4)	2,367	2,340	1.2	–	–	–	8,949	9,009	(.7)
179	194	(7.7)	775	928	(16.5)	6	6	–	2,955	2,929	.9
5,965	5,656	5.5	28,235	27,536	2.5	98,893	74,793	32.2	321,581	286,060	12.4
11,856	4,916	*	653	619	5.5	451	191	*	58,606	39,732	47.5
2,884	2,582	11.7	184	124	48.4	1	1	–	41,042	39,308	4.4
21,365	12,433	71.8	31	24	29.2	207	171	21.1	71,665	60,013	19.4
4,794	6,527	(26.6)	–	1	*	37	414	(91.1)	44,056	43,607	1.0

40,899	26,458	54.6	868	768	13.0	696	777	(10.4)	215,369	182,660	17.9
2,073	2,090	(.8)	5,276	5,289	(.2)	10,806	7,692	40.5	33,087	28,887	14.5

Wealth Management and			Payment			Treasury and			Consolidated
Securities Services			Services			Corporate Support			Company
		Percent			Percent			Percent			Percent
2011	2010	Change	2011	2010	Change	2011	2010	Change	2011	2010	Change
$259	$215	20.5%	$991	$1,013	(2.2)%	$1,420	$1,343	5.7%	$7,675	$7,289	5.3%
793	829	(4.3)	2,450	2,339	4.7	170	102	66.7	6,351	6,202	2.4
–	–	–	–	–	–	(22)	(63)	65.1	(22)	(64)	65.6

1,052	1,044	.8	3,441	3,352	2.7	1,568	1,382	13.5	14,004	13,427	4.3
802	723	10.9	1,300	1,227	5.9	565	623	(9.3)	6,990	6,620	5.6
30	40	(25.0)	129	151	(14.6)	–	–	–	225	278	(19.1)

832	763	9.0	1,429	1,378	3.7	565	623	(9.3)	7,215	6,898	4.6

220	281	(21.7)	2,012	1,974	1.9	1,003	759	32.1	6,789	6,529	4.0
(1)	17	*	376	1,128	(66.7)	13	35	(62.9)	1,846	3,444	(46.4)

221	264	(16.3)	1,636	846	93.4	990	724	36.7	4,943	3,085	60.2
80	94	(14.9)	595	306	94.4	46	(81)	*	1,483	776	91.1

141	170	(17.1)	1,041	540	92.8	944	805	17.3	3,460	2,309	49.8
–	–	–	(29)	(23)	(26.1)	88	56	57.1	62	34	82.4

$141	$170	(17.1)	$1,012	$517	95.7	$1,032	$861	19.9	$3,522	$2,343	50.3

$1,047	$1,033	1.4%	$5,561	$5,126	8.5%	$84	$199	(57.8)%	$50,383	$46,798	7.7%
581	569	2.1	–	–	–	198	308	(35.7)	35,417	34,165	3.7
389	369	5.4	–	–	–	10	12	(16.7)	32,854	27,045	21.5
–	–	–	16,022	16,399	(2.3)	–	4	*	16,022	16,403	(2.3)
1,577	1,580	(.2)	909	1,015	(10.4)	1	16	(93.8)	48,154	47,391	1.6

3,594	3,551	1.2	22,492	22,540	(.2)	293	539	(45.6)	182,830	171,802	6.4
12	14	(14.3)	5	5	–	6,587	8,663	(24.0)	16,703	20,390	(18.1)

3,606	3,565	1.2	22,497	22,545	(.2)	6,880	9,202	(25.2)	199,533	192,192	3.8
1,463	1,517	(3.6)	2,366	2,346	.9	–	3	*	8,953	9,006	(.6)
188	208	(9.6)	807	967	(16.5)	5	–	*	3,192	3,182	.3
6,002	5,726	4.8	27,680	27,243	1.6	94,301	74,402	26.7	314,079	283,056	11.0
8,227	5,338	54.1	684	613	11.6	298	231	29.0	50,558	39,223	28.9
2,958	2,626	12.6	174	115	51.3	2	19	(89.5)	42,334	39,599	6.9
21,379	12,040	77.6	29	23	26.1	193	238	(18.9)	71,396	59,749	19.5
5,926	5,940	(.2)	–	1	*	182	517	(64.8)	45,447	44,266	2.7

38,490	25,944	48.4	887	752	18.0	675	1,005	(32.8)	209,735	182,837	14.7
2,076	2,109	(1.6)	5,272	5,308	(.7)	9,538	6,357	50.0	31,699	27,582	14.9

U.S. Bancorp	27

the same period of 2010, was driven by a reduction in mortgage origination and sales revenue. Partially offsetting this decline was higher deposit service charges due to new account growth, higher transaction volumes and recent product redesign initiatives, partially offset by the impact of 2010 legislative and pricing changes. In addition, other income increased year-over-year due to higher retail lease residual revenue and ATM processing services income. The decline in noninterest income for the first nine months of 2011 compared to the same period of 2010 was primarily due to reductions in mortgage origination and sales revenue, and lower deposit service charges due to the impact of 2010 legislative and pricing changes, partially offset by new account growth, higher transaction volumes and recent product redesign initiatives.
Total noninterest expense increased $56 million (5.0 percent) in the third quarter and $189 million (5.8 percent) in the first nine months of 2011, compared with the same periods of 2010. The increases reflected higher compensation and employee benefits expense, mortgage servicing-related professional service projects, net shared services costs and net occupancy and equipment expenses related to business initiatives, partially offset by lower other intangibles expense.
The provision for credit losses decreased $62 million (15.7 percent) in the third quarter and $134 million (10.8 percent) in the first nine months of 2011, compared with the same periods of 2010, principally due to lower net charge-offs. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 1.16 percent in the third quarter of 2011, compared with 1.43 percent in the third quarter of 2010. Nonperforming assets were $1.6 billion at September 30, 2011, $1.7 billion at June 30, 2011, and $1.6 billion at September 30, 2010. Nonperforming assets as a percentage of period-end loans were 1.41 percent at September 30, 2011, 1.58 percent at June 30, 2011, and 1.55 percent at September 30, 2010. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.
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
The Consent Orders mandate certain changes to the Company’s mortgage servicing and foreclosure processes. Specifically, the Consent Orders require the Company, U.S. Bank National Association and U.S. Bank National Association ND to, among other things, submit a comprehensive action plan setting forth the steps necessary to ensure residential mortgage servicing and foreclosure processes are conducted in accordance with the Consent Orders; develop and implement other plans and programs to enhance residential mortgage servicing and foreclosure processes; retain an independent consultant to conduct a review of certain residential mortgage foreclosure actions and to remediate errors or deficiencies identified by the consultant; and oversee compliance with the Consent Orders and the new plans and programs. The Company has made significant progress in complying with these requirements during the last several months.
The Company has long been committed to sound modification and foreclosure practices and is committed to revising its practices where necessary to satisfy the requirements of the Consent Orders. The Company does not believe that the resolution of any outstanding issues will materially affect its financial position, results of operations, or ability to conduct normal business activities.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $42 million of the Company’s net income in the third quarter and $141 million in the first nine months of 2011, or decreases of $12 million (22.2 percent) and $29 million (17.1 percent), respectively, compared with the same periods of 2010. The decreases were due to lower net revenue and higher total noninterest expense, partially offset by lower provision for credit losses.
Total net revenue decreased $12 million (3.4 percent) in the third quarter and increased $8 million (.8 percent) in the first nine months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $11 million (13.9 percent) in the third quarter and $44 million (20.5 percent) in the first nine months of 2011, compared with the same periods of 2010. The year-over-year increases in net interest income were primarily due to higher average deposit balances, including the impact of the securitization trust

28	U.S. Bancorp

administration acquisition. Total noninterest income declined $23 million (8.3 percent) in the third quarter and $36 million (4.3 percent) in the first nine months of 2011, compared with the same periods of 2010. Trust and investment management fees declined, primarily due to the sale of the long-term asset management business in the fourth quarter of 2010 and money market investment fee waivers, partially offset by the impact of the fourth quarter 2010 securitization trust administration acquisition and improved market conditions during the third quarter and first nine months of 2011. Additionally, investment product fees were higher due to increased sales volumes.
Total noninterest expense increased $20 million (7.8 percent) in the third quarter and $69 million (9.0 percent) in the first nine months of 2011, compared with the same periods of 2010. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense, higher net shared services expense and the impact of the securitization trust administration acquisition, partially offset by reductions in other intangibles expense and expenses related to the sale of the long-term asset management business.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $357 million of the Company’s net income in the third quarter and $1.0 billion in the first nine months of 2011, or increases of $140 million (64.5 percent) and $495 million (95.7 percent), respectively, compared with the same periods of 2010. The increases were primarily due to a lower provision for credit losses and higher total net revenue, partially offset by an increase in total noninterest expense.
Total net revenue increased $50 million (4.4 percent) in the third quarter and $89 million (2.7 percent) in the first nine months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, decreased $1 million (.3 percent) in the third quarter and $22 million (2.2 percent) in the first nine months of 2011, compared with the same periods of 2010, primarily due to lower retail credit card average loan balances. Noninterest income increased $51 million (6.3 percent) in the third quarter and $111 million (4.7 percent) in the first nine months of 2011, compared with the same periods of 2010, primarily due to increased transaction volumes.
Total noninterest expense increased $8 million (1.7 percent) in the third quarter and $51 million (3.7 percent) in the first nine months of 2011, compared with the same periods of 2010. The increases were driven by higher compensation and employee benefits expense and processing costs, partially offset by lower other intangibles expense. The provision for credit losses decreased $181 million (59.3 percent) in the third quarter and $752 million (66.7 percent) in the first nine months of 2011, compared with the same periods of 2010. The decreases were due to lower net charge-offs and favorable changes in the reserve allocation due to improved loss rates. As a percentage of average loans outstanding, net charge-offs were 3.78 percent in the third quarter of 2011, compared with 6.08 percent in the third quarter of 2010.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $342 million in the third quarter and $1.0 billion in the first nine months of 2011, compared with $266 million in the third quarter and $861 million in the first nine months of 2010.
Total net revenue increased $108 million (25.2 percent) in the third quarter and $186 million (13.5 percent) in the first nine months of 2011, compared with the same periods of 2010. Net interest income, on a taxable-equivalent basis, increased $93 million (22.7 percent) in the third quarter and $77 million (5.7 percent) in the first nine months of 2011, compared with the same periods of 2010, reflecting the impact of growth in the investment portfolio, wholesale funding decisions and the Company’s asset/liability position. Total noninterest income increased $15 million (75.0 percent) in the third quarter of 2011, compared with the third quarter of 2010, due to income from sales of tax-advantaged projects and higher commercial products revenue. Total noninterest income increased $109 million in the first nine months of 2011, compared with the same period of 2010, principally due to the FCB gain recorded in the first quarter of 2011 and lower net securities losses.
Total noninterest expense decreased $5 million (2.2 percent) in the third quarter and $58 million (9.3 percent) in the first nine months of 2011, compared with the same periods of 2010, as favorable variances in net shared services expense and lower litigation and insurance costs, were partially offset by increased compensation and employee benefits expense.

U.S. Bancorp	29

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

The following table shows the Company’s calculation of these measures:

	September 30,	December 31,
(Dollars in Millions)	2011	2010
Total equity	$34,210	$30,322
Preferred stock	(2,606)	(1,930)
Noncontrolling interests	(980)	(803)
Goodwill (net of deferred tax liability)	(8,265)	(8,337)
Intangible assets, other than mortgage servicing rights	(1,209)	(1,376)

Tangible common equity (a)	21,150	17,876
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	28,081	25,947
Trust preferred securities	(2,675)	(3,949)
Preferred stock	(2,606)	(1,930)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(695)	(692)

Tier 1 common equity using Basel I definition (b)	22,105	19,376
Tier 1 capital, determined in accordance with prescribed regulatory requirements using anticipated Basel III definition	24,902	20,854
Preferred stock	(2,606)	(1,930)
Noncontrolling interests of real estate investment trusts	(667)	(667)

Tier 1 common equity using anticipated Basel III definition (c)	21,629	18,257
Total assets	330,141	307,786
Goodwill (net of deferred tax liability)	(8,265)	(8,337)
Intangible assets, other than mortgage servicing rights	(1,209)	(1,376)

Tangible assets (d)	320,667	298,073
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (e)	261,115	247,619
Risk-weighted assets using anticipated Basel III definition (f)	264,103	251,704
Ratios
Tangible common equity to tangible assets (a)/(d)	6.6%	6.0%
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(e)	8.5	7.8
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)/(f)	8.2	7.3
Tangible common equity to risk-weighted assets (a)/(e)	8.1	7.2

Note:	Anticipated Basel III definitions reflect adjustments for changes to the related elements as proposed in December 2010 by regulatory authorities.

30	U.S. Bancorp

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

U.S. Bancorp	31

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$13,708	$14,487
Investment securities
Held-to-maturity (fair value $16,613 and $1,419, respectively)	16,269	1,469
Available-for-sale	52,109	51,509
Loans held for sale (included $5,152 and $8,100 of mortgage loans carried at fair value, respectively)	5,375	8,371
Loans
Commercial	53,832	48,398
Commercial real estate	35,603	34,695
Residential mortgages	35,124	30,732
Credit card	16,332	16,803
Other retail	48,479	48,391

Total loans, excluding covered loans	189,370	179,019
Covered loans	15,398	18,042

Total loans	204,768	197,061
Less allowance for loan losses	(4,950)	(5,310)

Net loans	199,818	191,751
Premises and equipment	2,581	2,487
Goodwill	8,933	8,954
Other intangible assets	2,675	3,213
Other assets	28,673	25,545

Total assets	$330,141	$307,786

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$64,228	$45,314
Interest-bearing	130,332	129,381
Time deposits greater than $100,000	28,072	29,557

Total deposits	222,632	204,252
Short-term borrowings	32,029	32,557
Long-term debt	30,624	31,537
Other liabilities	10,646	9,118

Total liabilities	295,931	277,464
Shareholders’ equity
Preferred stock	2,606	1,930
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares;
issued: 9/30/11 and 12/31/10 — 2,125,725,742 shares	21	21
Capital surplus	8,248	8,294
Retained earnings	29,704	27,005
Less cost of common stock in treasury: 9/30/11 — 213,050,586 shares; 12/31/10 — 204,822,330 shares	(6,419)	(6,262)
Accumulated other comprehensive income (loss)	(930)	(1,469)

Total U.S. Bancorp shareholders’ equity	33,230	29,519
Noncontrolling interests	980	803

Total equity	34,210	30,322

Total liabilities and equity	$330,141	$307,786

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
(Dollars and Shares in Millions, Except Per Share Data)	September 30,		September 30,
(Unaudited)	2011	2010	2011	2010
Interest Income
Loans	$2,621	$2,560	$7,736	$7,580
Loans held for sale	42	71	139	162
Investment securities	470	400	1,357	1,204
Other interest income	67	46	187	119

Total interest income	3,200	3,077	9,419	9,065
Interest Expense
Deposits	202	231	646	696
Short-term borrowings	143	149	407	414
Long-term debt	289	273	860	822

Total interest expense	634	653	1,913	1,932

Net interest income	2,566	2,424	7,506	7,133
Provision for credit losses	519	995	1,846	3,444

Net interest income after provision for credit losses	2,047	1,429	5,660	3,689
Noninterest Income
Credit and debit card revenue	289	274	842	798
Corporate payment products revenue	203	191	563	537
Merchant processing services	338	318	977	930
ATM processing services	115	105	341	318
Trust and investment management fees	241	267	755	798
Deposit service charges	183	160	488	566
Treasury management fees	137	139	418	421
Commercial products revenue	212	197	621	563
Mortgage banking revenue	245	310	683	753
Investment products fees and commissions	31	27	98	82
Securities gains (losses), net
Realized gains (losses), net	–	9	2	21
Total other-than-temporary impairment	(11)	(28)	(41)	(145)
Portion of other-than-temporary impairment recognized in other comprehensive income	2	10	17	60

Total securities gains (losses), net	(9)	(9)	(22)	(64)
Other	186	131	565	436

Total noninterest income	2,171	2,110	6,329	6,138
Noninterest Expense
Compensation	1,021	973	2,984	2,780
Employee benefits	203	171	643	523
Net occupancy and equipment	252	229	750	682
Professional services	100	78	252	209
Marketing and business development	102	108	257	254
Technology and communications	189	186	563	557
Postage, printing and supplies	76	74	226	223
Other intangibles	75	90	225	278
Other	458	476	1,315	1,392

Total noninterest expense	2,476	2,385	7,215	6,898

Income before income taxes	1,742	1,154	4,774	2,929
Applicable income taxes	490	260	1,314	620

Net income	1,252	894	3,460	2,309
Net (income) loss attributable to noncontrolling interests	21	14	62	34

Net income attributable to U.S. Bancorp	$1,273	$908	$3,522	$2,343

Net income applicable to U.S. Bancorp common shareholders	$1,237	$871	$3,407	$2,381

Earnings per common share	$.65	$.46	$1.78	$1.25
Diluted earnings per common share	$.64	$.45	$1.77	$1.24
Dividends declared per common share	$.125	$.050	$.375	$.150
Average common shares outstanding	1,915	1,913	1,918	1,911
Average diluted common shares outstanding	1,922	1,920	1,926	1,920

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
								Total
							Other	U.S. Bancorp
(Dollars and Shares in Millions)	Common Shares	Preferred	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
(Unaudited)	Outstanding	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interests	Equity
Balance December 31, 2009	1,913	$1,500	$21	$8,319	$24,116	$(6,509)	$(1,484)	$25,963	$698	$26,661
Change in accounting principle					(72)		(1)	(73)	(16)	(89)
Net income (loss)					2,343			2,343	(34)	2,309
Changes in unrealized gains and losses on securities available-for-sale							1,265	1,265		1,265
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(60)	(60)		(60)
Unrealized gain (loss) on derivative hedges							(331)	(331)		(331)
Foreign currency translation							16	16		16
Reclassification for realized (gains) losses							65	65		65
Income taxes							(364)	(364)		(364)

Total comprehensive income (loss)								2,934	(34)	2,900
Preferred stock dividends					(70)			(70)		(70)
Common stock dividends					(288)			(288)		(288)
Issuance of preferred stock		430		10	118			558		558
Issuance of common and treasury stock	6			(103)		162		59		59
Purchase of treasury stock	(1)					(16)		(16)		(16)
Distributions to noncontrolling interests								–	(57)	(57)
Net other changes in noncontrolling interests								–	201	201
Stock option and restricted stock grants				84				84		84

Balance September 30, 2010	1,918	$1,930	$21	$8,310	$26,147	$(6,363)	$(894)	$29,151	$792	$29,943

Balance December 31, 2010	1,921	$1,930	$21	$8,294	$27,005	$(6,262)	$(1,469)	$29,519	$803	$30,322
Change in accounting principle					(2)			(2)		(2)
Net income (loss)					3,522			3,522	(62)	3,460
Changes in unrealized gains and losses on securities available-for-sale							1,000	1,000		1,000
Other-than-temporary impairment not recognized in earnings on securities available-for-sale							(17)	(17)		(17)
Unrealized gain (loss) on derivative hedges							(323)	(323)		(323)
Foreign currency translation							(16)	(16)		(16)
Reclassification for realized (gains) losses							228	228		228
Income taxes							(333)	(333)		(333)

Total comprehensive income (loss)								4,061	(62)	3,999
Preferred stock dividends					(99)			(99)		(99)
Common stock dividends					(722)			(722)		(722)
Issuance of preferred stock		676						676		676
Issuance of common and treasury stock	8			(121)		252		131		131
Purchase of treasury stock	(16)					(409)		(409)		(409)
Distributions to noncontrolling interests								–	(57)	(57)
Net other changes in noncontrolling interests								–	296	296
Stock option and restricted stock grants				75				75		75

Balance September 30, 2011	1,913	$2,606	$21	$8,248	$29,704	$(6,419)	$(930)	$33,230	$980	$34,210

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
(Dollars in Millions)	September 30,
(Unaudited)	2011	2010
Operating Activities
Net income attributable to U.S. Bancorp	$3,522	$2,343
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,846	3,444
Depreciation and amortization of premises and equipment	196	169
Amortization of intangibles	225	278
Provision for deferred income taxes	250	(291)
Gain on sales of securities and other assets, net	(982)	(1,271)
Loans originated for sale in the secondary market, net of repayments	(29,486)	(34,328)
Proceeds from sales of loans held for sale	33,237	31,839
Other, net	(53)	623

Net cash provided by operating activities	8,755	2,806
Investing Activities
Proceeds from sales of available-for-sale investment securities	926	1,113
Proceeds from maturities of held-to-maturity investment securities	714	133
Proceeds from maturities of available-for-sale investment securities	7,872	10,811
Purchases of held-to-maturity investment securities	(15,192)	(64)
Purchases of available-for-sale investment securities	(8,399)	(14,365)
Net increase in loans outstanding	(8,458)	(2,720)
Proceeds from sales of loans	454	1,365
Purchases of loans	(1,750)	(3,669)
Acquisitions, net of cash acquired	650	832
Other, net	(1,006)	(1,151)

Net cash used in investing activities	(24,189)	(7,715)
Financing Activities
Net increase in deposits	16,593	3,681
Net increase (decrease) in short-term borrowings	(644)	2,376
Proceeds from issuance of long-term debt	2,002	5,349
Principal payments or redemption of long-term debt	(3,048)	(7,942)
Fees paid on exchange of income trust securities for perpetual preferred stock	–	(4)
Proceeds from issuance of preferred stock	676	–
Proceeds from issuance of common stock	125	56
Repurchase of common stock	(383)	–
Cash dividends paid on preferred stock	(88)	(56)
Cash dividends paid on common stock	(578)	(287)

Net cash provided by financing activities	14,655	3,173

Change in cash and due from banks	(779)	(1,736)
Cash and due from banks at beginning of period	14,487	6,206

Cash and due from banks at end of period	$13,708	$4,470

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

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

Note 2    Accounting Changes

Troubled Debt Restructurings On July 1, 2011, the Company adopted accounting guidance issued by the Financial Accounting Standards Board related to identifying and disclosing troubled debt restructurings (“TDRs”), applicable to modifications occurring on or after January 1, 2011. This guidance provides clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining whether a restructuring constitutes a TDR. The adoption of this guidance resulted in $1.4 billion of additional loan modifications considered to be TDRs which the Company had not previously considered to be impaired. The allowance for credit losses had previously been measured under a collective allowance for credit losses methodology. Under the new accounting guidance, the allowance for credit losses associated with these loans as of September 30, 2011, was $94 million. The adoption of this guidance did not have a material impact on the Company’s total allowance for credit losses.

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

36	U.S. Bancorp

Note 4    Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities were as follows:

	September 30, 2011					December 31, 2010
			Unrealized Losses					Unrealized Losses
	Amortized	Unrealized	Other-than-		Fair	Amortized	Unrealized	Other-than-		Fair
(Dollars in Millions)	Cost	Gains	Temporary (d)	Other (e)	Value	Cost	Gains	Temporary (d)	Other (e)	Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,623	$36	$–	$–	$2,659	$165	$–	$–	$(1)	$164
Mortgage-backed securities
Residential
Agency	13,400	339	–	(4)	13,735	847	–	–	(4)	843
Non-agency non-prime	2	–	–	(1)	1	3	–	–	–	3
Commercial non-agency	5	–	–	(2)	3	10	–	–	(5)	5
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	60	13	–	(3)	70	157	13	–	(18)	152
Other	24	1	–	(7)	18	127	–	(1)	(7)	119
Obligations of state and political subdivisions	24	1	–	(1)	24	27	1	–	(1)	27
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	124	–	–	(28)	96	126	–	–	(27)	99

Total held-to-maturity	$16,269	$390	$–	$(46)	$16,613	$1,469	$14	$(1)	$(63)	$1,419

Available-for-sale (b)
U.S. Treasury and agencies	$1,477	$12	$–	$–	$1,489	$2,559	$6	$–	$(28)	$2,537
Mortgage-backed securities
Residential
Agency	38,767	992	–	(21)	39,738	37,144	718	–	(159)	37,703
Non-agency
Prime (c)	950	6	(48)	(49)	859	1,216	12	(86)	(39)	1,103
Non-prime	1,076	17	(224)	(12)	857	1,193	15	(243)	(18)	947
Commercial
Agency	140	7	–	–	147	194	5	–	(2)	197
Non-agency	43	2	–	–	45	47	3	–	–	50
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	189	34	(2)	(3)	218	204	23	(2)	(1)	224
Other	693	19	(3)	(23)	686	709	23	(3)	(9)	720
Obligations of state and political subdivisions	6,409	130	–	(40)	6,499	6,835	3	–	(421)	6,417
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	1,109	–	–	(140)	969	1,109	–	–	(151)	958
Perpetual preferred securities	455	31	–	(80)	406	456	41	–	(49)	448
Other investments	178	13	–	(1)	190	183	17	–	(1)	199

Total available-for-sale	$51,492	$1,263	$(277)	$(369)	$52,109	$51,855	$866	$(334)	$(878)	$51,509

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(d)	Represents impairment not related to credit for those securities that have been determined to be other-than-temporarily impaired.
(e)	Represents unrealized losses on securities that have not been determined to be other-than-temporarily impaired.
The weighted-average maturity of the available-for-sale investment securities was 5.3 years at September 30, 2011, compared with 7.4 years at December 31, 2010. The corresponding weighted-average yields were 3.25 percent and 3.41 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at September 30, 2011, and 6.3 years at December 31, 2010. The corresponding weighted-average yields were 2.20 percent and 2.07 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at September 30, 2011, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
Securities carried at $21.3 billion at September 30, 2011, and $28.0 billion at December 31, 2010, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by securities with a carrying amount of $7.0 billion at September 30, 2011, and $9.3 billion at December 31, 2010.

U.S. Bancorp	37

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Taxable	$394	$323	$1,127	$973
Non-taxable	76	77	230	231

Total interest income from investment securities	$470	$400	$1,357	$1,204

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Realized gains	$4	$9	$6	$21
Realized losses	(4)	–	(4)	–

Net realized gains (losses)	$–	$9	$2	$21

Income tax (benefit) on realized gains (losses)	$–	$4	$1	$8

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

Some of the SIV-related securities evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $429 million and $157 million, respectively, at September 30, 2011, and $485 million and $173 million, respectively, at December 31, 2010. Changes in the accretable balance for these securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$117	$302	$139	$292
Additions (a)	–	66	–	66
Disposals (a)	–	(50)	–	(50)
Accretion	(4)	(8)	(13)	(23)
Other (b)	(6)	(1)	(19)	24

Balance at end of period	$107	$309	$107	$309

(a)	Additions and disposals resulted from the exchange of certain SIV’s for the underlying investment securities.
(b)	Primarily represents changes in projected future cash flows related to variable rates on certain investment securities.
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

38	U.S. Bancorp

The following tables summarize other-than-temporary impairment by investment category:

	2011			2010
	Losses			Losses
Three Months Ended September 30	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses) (b)	Total	Earnings	(Losses) (b)	Total
Held-to-maturity
Asset-backed securities
Other	$–	$–	$–	$–	$–	$–

Total held-to-maturity	$–	$–	$–	$–	$–	$–

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$–	$–	$–	$(1)	$(1)	$(2)
Non-prime	(6)	(4)	(10)	(13)	(11)	(24)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	–	(1)	–	(1)
Other	(3)	2	(1)	(2)	2	–
Perpetual preferred securities	–	–	–	(1)	–	(1)

Total available-for-sale	$(9)	$(2)	$(11)	$(18)	$(10)	$(28)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(b)	Represents the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for securities determined to be other-than-temporarily impaired during the period.

	2011			2010
	Losses			Losses
Nine Months Ended September 30	Recorded in	Other Gains		Recorded in	Other Gains
(Dollars in Millions)	Earnings	(Losses) (b)	Total	Earnings	(Losses) (b)	Total
Held-to-maturity
Asset-backed securities
Other	$–	$–	$–	$(2)	$–	$(2)

Total held-to-maturity	$–	$–	$–	$(2)	$–	$(2)

Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(2)	$(3)	$(5)	$(4)	$(11)	$(15)
Non-prime	(18)	(16)	(34)	(59)	(54)	(113)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	–	(6)	–	(6)
Other	(4)	2	(2)	(12)	4	(8)
Perpetual preferred securities	–	–	–	(1)	–	(1)
Other debt securities	–	–	–	(1)	1	–

Total available-for-sale	$(24)	$(17)	$(41)	$(83)	$(60)	$(143)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(b)	Represents the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for securities determined to be other-than-temporarily impaired during the period.

U.S. Bancorp	39

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

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
September 30, 2011
Estimated lifetime prepayment rates	7%	15%	13%	1%	11%	6%
Lifetime probability of default rates	2	7	3	1	19	6
Lifetime loss severity rates	40	55	46	8	70	53
December 31, 2010
Estimated lifetime prepayment rates	4%	14%	13%	1%	12%	6%
Lifetime probability of default rates	3	9	3	1	20	8
Lifetime loss severity rates	40	55	41	37	71	55

Changes in the credit losses on debt securities (excludes perpetual preferred securities) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$319	$382	$358	$335
Additions to credit losses due to other-than-temporary impairments
Credit losses on securities not previously considered other-than-temporarily impaired	1	3	3	18
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	8	15	21	67

Total other-than-temporary impairment on debt securities	9	18	24	85
Other changes in credit losses
Increases in expected cash flows	(3)	(4)	(20)	(17)
Realized losses (a)	(19)	(19)	(55)	(44)
Credit losses on security sales and securities expected to be sold	–	–	(1)	–
Other	–	–	–	18

Balance at end of period	$306	$377	$306	$377

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

40	U.S. Bancorp

At September 30, 2011, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at September 30, 2011:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Millions)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
Mortgage-backed securities
Residential
Agency	$1,769	$(4)	$–	$–	$1,769	$(4)
Non-agency non-prime (a)	–	–	1	(1)	1	(1)
Commercial non-agency	–	–	3	(2)	3	(2)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	–	–	31	(3)	31	(3)
Other	–	–	15	(7)	15	(7)
Obligations of state and political subdivisions	–	–	9	(1)	9	(1)
Other debt securities	–	–	96	(28)	96	(28)

Total held-to-maturity	$1,769	$(4)	$155	$(42)	$1,924	$(46)

Available-for-sale
U.S. Treasury and agencies	$208	$–	$–	$–	$208	$–
Mortgage-backed securities
Residential
Agency	10,936	(21)	141	–	11,077	(21)
Non-agency (a)
Prime (b)	103	(4)	689	(93)	792	(97)
Non-prime	59	(6)	699	(230)	758	(236)
Commercial non-agency	22	–	–	–	22	–
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	16	(3)	7	(2)	23	(5)
Other	460	(12)	117	(14)	577	(26)
Obligations of state and political subdivisions	457	(3)	1,087	(37)	1,544	(40)
Corporate debt securities	186	(4)	641	(136)	827	(140)
Perpetual preferred securities	61	(14)	231	(66)	292	(80)
Other investments	1	–	3	(1)	4	(1)

Total available-for-sale	$12,509	$(67)	$3,615	$(579)	$16,124	$(646)

(a)	The Company has $334 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in underlying collateral pool performance. Borrower defaults may increase if current economic conditions persist or worsen. Additionally, further deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhanacements consistent with securities designated as prime.
The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are either corporate debt, obligations of state and political subdivisions or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these securities. At September 30, 2011, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not it would not be required to sell such securities before recovery of their amortized cost.

U.S. Bancorp	41

Note 5    Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2011		December 31, 2010
		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total
Commercial
Commercial	$47,947	23.4%	$42,272	21.5%
Lease financing	5,885	2.9	6,126	3.1

Total commercial	53,832	26.3	48,398	24.6
Commercial real estate
Commercial mortgages	29,241	14.3	27,254	13.8
Construction and development	6,362	3.1	7,441	3.8

Total commercial real estate	35,603	17.4	34,695	17.6
Residential mortgages
Residential mortgages	27,495	13.4	24,315	12.3
Home equity loans, first liens	7,629	3.7	6,417	3.3

Total residential mortgages	35,124	17.1	30,732	15.6
Credit card	16,332	8.0	16,803	8.5
Other retail
Retail leasing	5,173	2.5	4,569	2.3
Home equity and second mortgages	18,410	9.0	18,940	9.6
Revolving credit	3,315	1.6	3,472	1.8
Installment	5,376	2.6	5,459	2.8
Automobile	11,453	5.6	10,897	5.5
Student	4,752	2.4	5,054	2.5

Total other retail	48,479	23.7	48,391	24.5

Total loans, excluding covered loans	189,370	92.5	179,019	90.8
Covered loans	15,398	7.5	18,042	9.2

Total loans	$204,768	100.0%	$197,061	100.0%

The Company had loans of $62.8 billion at September 30, 2011, and December 31, 2010, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $46.1 billion at September 30, 2011, and $44.6 billion at December 31, 2010, pledged at the Federal Reserve Bank.
Net gains on the sale of loans of $74 million and $105 million for the three months ended September 30, 2011 and 2010, respectively, and $340 million and $308 million for the nine months ended September 30, 2011 and 2010, respectively, were included in noninterest income, primarily in mortgage banking revenue.
Originated loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.1 billion at September 30, 2011, and $1.3 billion at December 31, 2010. In accordance with applicable authoritative accounting guidance, all purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans”. All other purchased loans are considered “purchased nonimpaired loans”.
Covered assets represent loans and other assets acquired from the FDIC subject to loss sharing agreements in the Downey Savings and Loan Association, F.A.; PFF Bank and Trust; and First Bank of Oak Park Corporation transactions and included expected reimbursements from the FDIC of approximately $2.4 billion at September 30, 2011 and $3.1 billion at December 31, 2010.

42	U.S. Bancorp

The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	September 30, 2011				December 31, 2010
	Purchased	Purchased			Purchased	Purchased
	impaired	nonimpaired	Other		impaired	nonimpaired	Other
(Dollars in Millions)	loans	loans	assets	Total	loans	loans	assets	Total
Commercial loans	$68	$160	$–	$228	$70	$260	$–	$330
Commercial real estate loans	2,092	4,385	–	6,477	2,254	5,952	–	8,206
Residential mortgage loans	3,953	1,417	–	5,370	3,819	1,620	–	5,439
Credit card loans	–	5	–	5	–	5	–	5
Other retail loans	–	878	–	878	–	925	–	925
Losses reimbursable by the FDIC	–	–	2,440	2,440	–	–	3,137	3,137

Covered loans	6,113	6,845	2,440	15,398	6,143	8,762	3,137	18,042
Foreclosed real estate	–	–	293	293	–	–	453	453

Total covered assets	$6,113	$6,845	$2,733	$15,691	$6,143	$8,762	$3,590	$18,495

At September 30, 2011, $.3 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $.5 billion at December 31, 2010, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.
On the acquisition date, the estimate of the contractually required payments receivable for all purchased impaired loans acquired in the FCB transaction were $502 million, the cash flows expected to be collected were $338 million including interest, and the estimated fair values of the loans were $238 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. For the purchased nonimpaired loans acquired in the FCB transaction, the estimate as of the acquisition date of the contractually required payments receivable were $1.2 billion, the contractual cash flows not expected to be collected were $184 million, and the estimated fair value of the loans was $828 million.

Changes in the accretable balance for all purchased impaired loans, including those acquired in the FCB transaction, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$3,015	$2,749	$2,890	$2,845
Purchases	–	–	100	–
Accretion	(110)	(103)	(337)	(308)
Disposals	(43)	(2)	(47)	(20)
Reclassifications (to)/from nonaccretable difference (a)	(170)	156	117	316
Other	(7)	(4)	(38)	(37)

Balance at end of period	$2,685	$2,796	$2,685	$2,796

(a)	Primarily relates to changes in expected credit performance and changes in variable rates.
The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.
The allowance recorded for loans in the commercial lending segment is generally based on quarterly reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. The Company currently uses an 11 year period of historical losses in considering actual loss experience. This timeframe and the results of the analysis are evaluated quarterly to determine the appropriateness. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the

U.S. Bancorp	43

observable market price, or the fair value of the collateral for collateral-dependent loans. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.
The allowance recorded for purchased impaired and TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends. The Company also considers any modifications made to consumer lending segment loans including the impacts of any subsequent payment defaults since modification in determining the allowance for credit losses, such as borrower’s ability to pay under the restructured terms, and the timing and amount of payments.
The allowance for covered segment loans is evaluated each quarter in a manner similar to that described for non-covered loans and represents any decreases in expected cash flows of those loans after the acquisition date. The provision for credit losses for covered segment loans considers the indemnification provided by the FDIC.
The Company’s methodology for determining the appropriate allowance for credit losses for all the loan segments also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards, internal review and other relevant business practices; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.
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
Activity in the allowance for credit losses by portfolio class was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered	Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans	Loans
Three months ended September 30, 2011:
Balance at beginning of period	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308
Add
Provision for credit losses	15	88	168	106	131	508	11	519
Deduct
Loans charged off	126	131	124	203	175	759	3	762
Less recoveries of loans charged off	(27)	(6)	(2)	(25)	(33)	(93)	–	(93)

Net loans charged off	99	125	122	178	142	666	3	669
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	32	32
Balance at end of period	$1,025	$1,221	$887	$1,068	$832	$5,033	$157	$5,190

Nine months ended September 30, 2011:
Balance at beginning of period	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531
Add
Provision for credit losses	255	344	437	314	477	1,827	19	1,846
Deduct
Loans charged off	412	446	380	712	551	2,501	10	2,511
Less recoveries of loans charged off	(78)	(32)	(10)	(71)	(99)	(290)	–	(290)

Net loans charged off	334	414	370	641	452	2,211	10	2,221
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	34	34
Balance at end of period	$1,025	$1,221	$887	$1,068	$832	$5,033	$157	$5,190

44	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered	Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans	Loans
Allowance balance at September 30, 2011 related to:
Loans individually evaluated for impairment (a)	$16	$70	$1	$–	$–	$87	$–	$87
TDRs collectively evaluated for impairment	37	17	459	226	55	794	–	794
Other loans collectively evaluated for impairment	972	1,132	427	842	777	4,150	26	4,176
Loans acquired with deteriorated credit quality	–	2	–	–	–	2	131	133

Total allowance for credit losses	$1,025	$1,221	$887	$1,068	$832	$5,033	$157	$5,190

Allowance balance at December 31, 2010 related to:
Loans individually evaluated for impairment (a)	$38	$55	$–	$–	$–	$93	$–	$93
TDRs collectively evaluated for impairment	–	–	320	223	30	573	–	573
Other loans collectively evaluated for impairment	1,066	1,235	500	1,172	777	4,750	28	4,778
Loans acquired with deteriorated credit quality	–	1	–	–	–	1	86	87

Total allowance for credit losses	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.
Additional detail of loan balances by portfolio class was as follows:

						Total Loans,
		Commercial	Residential	Credit	Other	Excluding	Covered		Total
(Dollars in Millions)	Commercial	Real Estate	Mortgages	Card	Retail	Covered Loans	Loans		Loans
September 30, 2011:
Loans individually evaluated for impairment (a)	$177	$903	$6	$–	$–	$1,086	$182		$1,268
TDRs collectively evaluated for impairment	241	287	2,949	580	143	4,200	89		4,289
Other loans collectively evaluated for impairment	53,402	34,237	32,160	15,752	48,336	183,887	9,014		192,901
Loans acquired with deteriorated credit quality	12	176	9	–	–	197	6,113		6,310

Total loans	$53,832	$35,603	$35,124	$16,332	$48,479	$189,370	$15,398	(b)	$204,768

December 31, 2010:
Loans individually evaluated for impairment (a)	$295	$801	$–	$–	$–	$1,096	$–		$1,096
TDRs collectively evaluated for impairment	–	–	1,957	452	114	2,523	–		2,523
Other loans collectively evaluated for impairment	48,103	33,834	28,775	16,351	48,277	175,340	11,899		187,239
Loans acquired with deteriorated credit quality	–	60	–	–	–	60	6,143		6,203

Total loans	$48,398	$34,695	$30,732	$16,803	$48,391	$179,019	$18,042	(b)	$197,061

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

U.S. Bancorp	45

Credit Quality The quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company. These credit quality ratings are an important part of the Company’s overall credit risk management process and evaluation of its allowance for credit losses.
For all loan classes, loans are considered past due based on the number of days delinquent except for monthly amortizing loans which are classified delinquent based upon the number of contractually required payments not made (for example, two missed payments is considered 30 days delinquent).
Commercial lending segment loans are placed on nonaccrual status when the collection of principal and interest has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Commercial lending segment loans are generally fully or partially charged down to the fair value of the collateral securing the loan, less costs to sell, when the loan is considered uncollectible.
Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to fair market value, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Credit card loans continue to accrue interest until the account is charged off. Credit cards are charged off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.
For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to the loan carrying amount. Interest payments recorded as reductions to a loan’s carrying amount while a loan is on nonaccrual are recognized as interest income only upon payoff of the loan. In certain circumstances, loans in any class may be restored to accrual status, such as when none of the principal and interest is past due and prospects for future payment are no longer in doubt; or the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.
Covered loans not considered to be purchased impaired are evaluated for delinquency, nonaccrual status and charge-off consistent with the class of loan they would be included in had the loss share coverage not been in place. Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans is not reasonably estimable. Those loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of the future cash flows can be reasonably estimated.

46	U.S. Bancorp

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
		30-89 Days	90 Days or
(Dollars in Millions)	Current	Past Due	More Past Due	Nonperforming	Total
September 30, 2011:
Commercial	$53,189	$219	$42	$382	$53,832
Commercial real estate	34,197	158	28	1,220	35,603
Residential mortgages (a)	33,728	385	361	650	35,124
Credit card	15,648	225	209	250	16,332
Other retail	47,910	329	174	66	48,479

Total loans, excluding covered loans	184,672	1,316	814	2,568	189,370
Covered loans	13,015	581	792	1,010	15,398

Total loans	$197,687	$1,897	$1,606	$3,578	$204,768

December 31, 2010:
Commercial	$47,412	$325	$64	$597	$48,398
Commercial real estate	32,986	415	1	1,293	34,695
Residential mortgages (a)	29,140	456	500	636	30,732
Credit card	15,993	269	313	228	16,803
Other retail	47,706	404	216	65	48,391

Total loans, excluding covered loans	173,237	1,869	1,094	2,819	179,019
Covered loans	14,951	757	1,090	1,244	18,042

Total loans	$188,188	$2,626	$2,184	$4,063	$197,061

(a)	At September 30, 2011, $507 million of loans 30 – 89 days past due and $2.5 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $439 million and $2.6 billion at December 31, 2010, respectively.
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

U.S. Bancorp	47

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
		Special		Total
(Dollars in Millions)	Pass	Mention	Classified (a)	Criticized	Total
September 30, 2011:
Commercial	$50,792	$1,174	$1,866	$3,040	$53,832
Commercial real estate	30,165	1,010	4,428	5,438	35,603
Residential mortgages (b)	33,879	19	1,226	1,245	35,124
Credit card	15,873	–	459	459	16,332
Other retail	48,066	21	392	413	48,479

Total loans, excluding covered loans	178,775	2,224	8,371	10,595	189,370
Covered loans	14,472	208	718	926	15,398

Total loans	$193,247	$2,432	$9,089	$11,521	$204,768

Total outstanding commitments	$393,645	$3,862	$10,087	$13,949	$407,594

December 31, 2010:
Commercial	$44,595	$1,545	$2,258	$3,803	$48,398
Commercial real estate	28,155	1,540	5,000	6,540	34,695
Residential mortgages (b)	29,355	29	1,348	1,377	30,732
Credit card	16,262	–	541	541	16,803
Other retail	47,906	70	415	485	48,391

Total loans, excluding covered loans	166,273	3,184	9,562	12,746	179,019
Covered loans	17,073	283	686	969	18,042

Total loans	$183,346	$3,467	$10,248	$13,715	$197,061

Total outstanding commitments	$370,031	$4,923	$11,576	$16,499	$386,530

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2011, $2.5 billion of GNMA loans 90 days or more past due and $1.8 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.6 billion and $1.1 billion at December 31, 2010, respectively.
For all loan classes, a loan is considered to be impaired when, based on current events or information, it is probable the Company will be unable to collect all amounts due per the contractual terms of the loan agreement. Impaired loans include all nonaccrual and TDR loans. For all loan classes, interest income on TDR loans is recognized under the modified terms and conditions if the borrower has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Interest income is not recognized on other impaired loans until the loan is paid off.
Factors used by the Company in determining whether all principal and interest payments due on commercial and commercial real estate loans will be collected and therefore whether those loans are impaired, include but are not limited to, the financial condition of the borrower, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on industry, geographic location and certain financial ratios. The evaluation of impairment on residential mortgages, credit card and other retail loans is primarily driven by delinquency status of individual loans or whether a loan has been modified. Individual covered loans, whose future losses are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company, are evaluated for impairment and accounted for in a manner consistent with the class of loan they would have been included in had the loss sharing coverage not been in place.

48	U.S. Bancorp

A summary of impaired loans by portfolio class was as follows:

				Commitments
	Period-end	Unpaid		to Lend
	Recorded	Principal	Valuation	Additional
(Dollars in Millions)	Investment (a)	Balance	Allowance	Funds
September 30, 2011:
Commercial	$637	$1,596	$65	$27
Commercial real estate	1,679	2,986	148	33
Residential mortgages	2,588	3,018	460	–
Credit card	580	580	226	–
Other retail	179	180	56	–

Total impaired loans, excluding GNMA and covered loans	5,663	8,360	955	60
Loans purchased from GNMA mortgage pools	866	866	10	–
Covered loans	1,169	1,704	50	108

Total	$7,698	$10,930	$1,015	$168

December 31, 2010:
Commercial	$596	$1,631	$59	$80
Commercial real estate	1,308	2,659	118	17
Residential mortgages	2,440	2,877	334	–
Credit card	452	452	218	–
Other retail	152	189	32	–

Total	$4,948	$7,808	$761	$97

(a)	Substantially all loans classified as impaired at September 30, 2011 and December 31, 2010, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in Millions)	Investment	Recognized	Investment	Recognized
Commercial	$536	$4	$529	$7
Commercial real estate	1,558	6	1,519	10
Residential mortgages	2,573	24	2,540	74
Credit card	492	4	471	10
Other retail	165	1	160	3

Total impaired loans, excluding GNMA and covered loans	5,324	39	5,219	104
Loans purchased from GNMA mortgage pools	710	10	433	10
Covered loans	1,145	7	584	7

Total	$7,179	$56	$6,236	$121

Troubled Debt Restructurings In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in payments to be received. The Company accrues interest on TDRs if the borrower complies with the revised terms and conditions as agreed upon with the Company and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. To the extent a previous restructuring was insignificant, the Company considers the cumulative effect of past restructurings related to the receivable when determining whether a current restructuring is a TDR. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

U.S. Bancorp	49

The following table provides a summary of loans modified as TDRs during the periods presented, by portfolio class:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
		Outstanding	Outstanding			Outstanding	Outstanding
	Number	Loan	Loan		Number	Loan	Loan
(Dollars in Millions)	of Loans	Balance	Balance		of Loans	Balance	Balance
Commercial	1,137	$89	$74		3,984	$337	$310
Commercial real estate	115	124	115		380	906	896
Residential mortgages	2,857	440	462	(a)	8,613	1,328	1,383	(a)
Credit card	14,942	78	78		41,610	239	238
Other retail	956	16	16		3,020	55	55

Total loans, excluding covered loans	20,007	747	745		57,607	2,865	2,882
Covered loans	67	148	133		233	456	430

Total loans	20,074	$895	$878		57,840	$3,321	$3,312

(a)	Includes accrued interest and/or outstanding advances capitalized into the outstanding loan balance upon modification under the HAMP program of $32 million and $85 million for the three and nine months ended September 30, 2011, respectively.
Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. However, the Company has also implemented certain restructuring programs that may result in TDRs. The modifications made to each of the loans presented in the table above varies within each of the portfolio classes, however, generally result in revisions to interest rates, changes to payment frequency, extensions of maturity dates, forgiveness of accrued interest and/or fees, and in limited circumstances, reductions of principal.
For the commercial lending segment, modifications generally result in the Company working with borrowers on a case-by-case basis. Commercial and commercial real estate modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate, which may not be deemed a market rate of interest. In addition, the Company may work with the borrower in identifying other changes that mitigate loss to the Company, which may include additional collateral or guarantees to support the loan. To a lesser extent, the Company may waive contractual principal. The Company classifies these concessions as TDRs to the extent the Company determines that the borrower is experiencing financial difficulty.
Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company participates in the U.S. Department of Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify their loan and achieve more affordable monthly payments, with the U.S. Department of Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, or other internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. Loans in trial period arrangements are not reported as TDRs. Loans permanently modified are reported as TDRs. Loans in trial period arrangements were $96 million at September 30, 2011.
Credit card and other retail loan modifications are generally part of two distinct restructuring programs. The Company offers workout programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates. The Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months. Balances related to these programs are generally frozen, however, may be reopened upon successful exit of the program, in which account privileges may be restored.
Modifications to loans in the covered segment are similar in nature to that described above for non-covered loans, and the evaluation and determination of TDR status is similar, except that acquired loans restructured after acquisition are not considered TDRs for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. Losses associated with the modification

50	U.S. Bancorp

on covered loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.

The following table provides a summary of loans modified as TDRs within the previous 12 months for which there was a default (fully or partially charged-off or became 90 days or more past due) during the period:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number	Amount	Number	Amount
(Dollars in Millions)	of Loans	Defaulted	of Loans	Defaulted
Commercial	245	$13	513	$23
Commercial real estate	29	32	37	37
Residential mortgages	318	51	1,011	178
Credit card	2,183	12	6,304	34
Other retail	169	3	391	6

Total	2,944	$111	8,256	$278

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
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $191 million and $189 million for the three months ended September 30, 2011 and 2010, respectively, and $510 million and $500 million for the nine months ended September 30, 2011 and 2010, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Tax credit amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $60 million and $72 million, and in other noninterest expense was $144 million and $136 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense recorded in tax expense was $175 million and $159 million, and in other noninterest expense was $386 million and $391 million for the nine months ended September 30, 2011 and 2010, respectively.
At September 30, 2011, approximately $5.1 billion of the Company’s assets and $3.7 billion of its liabilities included on the consolidated balance sheet were related to community development and tax-advantaged investment

U.S. Bancorp	51

VIEs, compared with $3.8 billion and $2.6 billion, respectively, at December 31, 2010. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others.
In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2011, $214 million of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit, compared with $400 million at December 31, 2010.
The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2011, $5.3 billion of available-for-sale securities and $5.3 billion of short-term borrowings on the consolidated balance sheet were related to the tender option bond program, compared with $5.3 billion of available-for-sale securities and $5.7 billion of short-term borrowings at December 31, 2010.
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in unconsolidated VIEs ranged from less than $1 million to $70 million, with an aggregate amount of approximately $1.9 billion at September 30, 2011, and from less than $1 million to $41 million, with an aggregate amount of approximately $2.0 billion at December 31, 2010. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the balance sheet. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was approximately $4.7 billion at September 30, 2011, compared with $5.0 billion at December 31, 2010. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $1.8 billion at September 30, 2011 and $1.9 billion at December 31, 2010 recorded on the Company’s balance sheet and $2.9 billion at September 30, 2011 and $3.0 billion at December 31, 2010 of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the balance sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

Note 7    Mortgage Servicing Rights

The Company serviced $185.6 billion of residential mortgage loans for others at September 30, 2011, and $173.9 billion at December 31, 2010. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs was a net gain of $7 million and $1 million for the three months ended September 30, 2011, and 2010, respectively, and a net gain of $151 million and $98 million for the nine months ended September 30, 2011 and 2010, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $166 million and $154 million for the three months ended September 30, 2011, and 2010, respectively, and $483 million and $439 million for the nine months ended September 30, 2011 and 2010, respectively.

52	U.S. Bancorp

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$1,989	$1,543	$1,837	$1,749
Rights purchased	5	10	16	48
Rights capitalized	101	149	416	398
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	(532)	(186)	(542)	(536)
Other changes in fair value (b)	(97)	(94)	(261)	(237)

Balance at end of period	$1,466	$1,422	$1,466	$1,422

(a)	Principally reflects changes in prepayment speeds, discount rates and escrow earnings assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments at September 30, 2011 and December 31, 2010 follows:

	September 30, 2011				December 31, 2010
	Down	Down	Up	Up	Down	Down	Up	Up
(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps	50 bps	25 bps	25 bps	50 bps
Net fair value	$24	$8	$2	$14	$6	$(5)	$5	$1

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

A summary of the Company’s MSRs and related characteristics by portfolio at September 30, 2011 and December 31, 2010 follows:

	September 30, 2011				December 31, 2010
(Dollars in Millions)	MRBP	Government	Conventional	Total	MRBP	Government	Conventional	Total
Servicing portfolio	$13,247	$32,055	$140,253	$185,555	$12,646	$28,880	$132,393	$173,919
Fair market value	$163	$274	$1,029	$1,466	$166	$342	$1,329	$1,837
Value (bps) (a)	123	85	73	79	131	118	100	106
Weighted-average servicing fees (bps)	40	36	29	31	40	38	30	32
Multiple (value/servicing fees)	3.08	2.36	2.52	2.55	3.28	3.11	3.33	3.31
Weighted-average note rate	5.56%	5.16%	5.05%	5.11%	5.75%	5.35%	5.27%	5.32%
Age (in years)	4.2	2.4	2.7	2.8	4.1	2.2	2.7	2.7
Expected prepayment (constant prepayment rate)	12.5%	22.7%	22.1%	21.5%	12.3%	17.2%	16.2%	16.1%
Expected life (in years)	6.6	3.7	3.8	4.0	6.7	5.1	5.3	5.4
Discount rate	11.9%	11.2%	10.2%	10.5%	11.9%	11.4%	10.3%	10.6%

(a)	Value is calculated as fair market value divided by the servicing portfolio.

U.S. Bancorp	53

Note 8    Preferred Stock

At September 30, 2011 and December 31, 2010, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	September 30, 2011				December 31, 2010
	Shares				Shares
	Issued and	Liquidation		Carrying	Issued and	Liquidation		Carrying
(Dollars in Millions)	Outstanding	Preference	Discount	Amount	Outstanding	Preference	Discount	Amount
Series A	12,510	$1,251	$145	$1,106	5,746	$575	$145	$430
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	20,000	500	–	500	20,000	500	–	500

Total preferred stock (a)	72,510	$2,751	$145	$2,606	65,746	$2,075	$145	$1,930

(a)	The par value of all shares issued and outstanding at September 30, 2011 and December 31, 2010, was $1.00 a share.
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
For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 9    Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2011	2010	2011	2010
Net income attributable to U.S. Bancorp	$1,273	$908	$3,522	$2,343
Preferred dividends	(30)	(33)	(99)	(70)
Equity portion of gain on ITS exchange transaction, net of tax (a)	–	–	–	118
Earnings allocated to participating stock awards	(6)	(4)	(16)	(10)

Net income applicable to U.S. Bancorp common shareholders	$1,237	$871	$3,407	$2,381

Average common shares outstanding	1,915	1,913	1,918	1,911
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	7	7	8	9

Average diluted common shares outstanding	1,922	1,920	1,926	1,920

Earnings per common share	$.65	$.46	$1.78	$1.25
Diluted earnings per common share	$.64	$.45	$1.77	$1.24

(a)	On June 10, 2010, the Company exchanged depositary shares representing an ownership interest in 5,746 shares of Series A Preferred Stock for approximately 46 percent of the outstanding Income Trust Securities (“ITS”) issued by USB Capital IX to third-party investors, retired a pro-rata portion of the related junior subordinated debentures and cancelled a pro-rata portion of the related stock purchase contracts.
Options and warrants to purchase 60 million and 65 million common shares for the three months ended September 30, 2011 and 2010, respectively, and 54 million and 56 million common shares for the nine months ended September 30, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share because they were antidilutive.

54	U.S. Bancorp

Note 10    Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$30	$24	$1	$2	$89	$70	$3	$6
Interest cost	42	38	3	3	126	116	7	8
Expected return on plan assets	(52)	(54)	(1)	(2)	(155)	(161)	(3)	(4)
Prior service (credit) cost and transition (asset) obligation amortization	(2)	(3)	–	–	(7)	(9)	–	–
Actuarial (gain) loss amortization	31	16	(2)	(1)	94	48	(5)	(4)

Net periodic benefit cost	$49	$21	$1	$2	$147	$64	$2	$6

Note 11    Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Federal
Current	$450	$313	$907	$768
Deferred	(41)	(123)	232	(266)

Federal income tax	409	190	1,139	502
State
Current	85	82	157	143
Deferred	(4)	(12)	18	(25)

State income tax	81	70	175	118

Total income tax provision	$490	$260	$1,314	$620

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2011	2010	2011	2010
Tax at statutory rate	$610	$403	$1,671	$1,025
State income tax, at statutory rates, net of federal tax benefit	53	46	114	77
Tax effect of
Tax credits, net of related expenses	(124)	(114)	(319)	(324)
Tax-exempt income	(57)	(56)	(170)	(161)
Noncontrolling interests	8	5	22	12
Other items	–	(24)	(4)	(9)

Applicable income taxes	$490	$260	$1,314	$620

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2011, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2006. The years open to examination by foreign, state and local government authorities vary by jurisdication.
The Company’s net deferred tax position was a $750 million liability at September 30, 2011, and a $424 million asset at December 31, 2010.

U.S. Bancorp	55

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
Of the Company’s $53.1 billion of total notional amount of asset and liability management positions at September 30, 2011, $14.9 billion was designated as a fair value, cash flow or net investment hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the nine months ended September 30, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At September 30, 2011, the Company had $510 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $414 million (net-of-tax) at December 31, 2010. The estimated amounts to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2011 and the next 12 months are losses of $34 million (net-of-tax) and $129 million (net-of-tax), respectively. This includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the nine months ended September 30, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the nine months ended September 30, 2011.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale. The Company also enters into U.S. Treasury futures, options on U.S. Treasury futures contracts, interest rate swaps and forward commitments to buy residential mortgage loans to economically hedge the change in the fair value of the Company’s residential MSRs. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company enters into similar offsetting positions with broker-dealers. The Company also has derivative contracts that are created through its operations, including commitments to originate mortgage loans held for sale and certain derivative financial guarantee contracts.
For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

56	U.S. Bancorp

The following table provides information on the fair value of the Company’s derivative positions:

	September 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
(Dollars in Millions)	Derivatives	Derivatives	Derivatives	Derivatives
Total fair value of derivative positions	$2,139	$2,728	$1,799	$2,174
Netting (a)	(361)	(1,680)	(280)	(1,163)

Total	$1,778	$1,048	$1,519	$1,011

Note: The fair value of asset and liability derivatives are included in Other assets and Other liabilities on the Consolidated Balance Sheet, respectively.

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. At September 30, 2011, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $111 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $1.4 billion. At December 31, 2010, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $55 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $936 million.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
September 30, 2011
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,035	$42	31.17	$–	$–	–
Foreign exchange cross-currency swaps	895	52	5.49	447	8	5.49
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	750	1	3.05	11,039	845	3.67
Net investment hedges
Foreign exchange forward contracts	738	15	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	12,832	132	.08	691	4	.05
Sell	2,893	9	.14	9,732	126	.12
Options
Purchased	1,000	–	.06	–	–	–
Written	4,664	79	.14	13	–	.16
Receive fixed/pay floating swaps	2,875	12	10.21	–	–	–
Pay fixed/receive floating swaps	250	4	10.21	–	–	–
Foreign exchange forward contracts	690	23	.09	144	1	.10
Equity contracts	30	2	1.53	31	5	.88
Credit contracts	710	6	2.85	1,611	8	3.05
December 31, 2010
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	1,800	72	55.75	–	–	–
Foreign exchange cross-currency swaps	891	70	6.17	445	–	6.17
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	688	5.03
Net investment hedges
Foreign exchange forward contracts	512	3	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,879	20	.10	6,312	79	.05
Sell	9,082	207	.07	6,002	51	.09
Options
Purchased	1,600	–	.06	–	–	–
Written	6,321	23	.07	1,348	9	.07
Receive fixed/pay floating swaps	2,250	3	10.22	–	–	–
Foreign exchange forward contracts	158	1	.09	694	6	.09
Equity contracts	61	3	1.60	–	–	–
Credit contracts	650	2	3.22	1,183	7	2.71

U.S. Bancorp	57

The following table summarizes the customer-related derivative positions of the company:

	Asset Derivatives			Liability Derivatives
			Weighted-Average			Weighted-Average
			Remaining			Remaining
	Notional	Fair	Maturity	Notional	Fair	Maturity
(Dollars in Millions)	Value	Value	In Years	Value	Value	In Years
September 30, 2011
Interest rate contracts
Receive fixed/pay floating swaps	$16,482	$1,270	5.05	$239	$–	2.80
Pay fixed/receive floating swaps	217	1	3.94	16,572	1,241	5.07
Options
Purchased	2,191	5	1.85	100	23	.08
Written	369	23	.20	1,962	5	2.04
Foreign exchange rate contracts
Forwards, spots and swaps (a)	13,166	457	.41	12,357	456	.39
Options
Purchased	144	6	.46	–	–	–
Written	–	–	–	144	6	.46
December 31, 2010
Interest rate contracts
Receive fixed/pay floating swaps	15,730	956	4.64	1,294	21	6.01
Pay fixed/receive floating swaps	1,315	24	6.12	15,769	922	4.68
Options
Purchased	2,024	13	1.98	115	12	.36
Written	472	12	.26	1,667	13	2.35
Foreign exchange rate contracts
Forwards, spots and swaps (a)	7,772	384	.74	7,694	360	.75
Options
Purchased	224	6	.40	–	–	–
Written	–	–	–	224	6	.40

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Gains (Losses)
			Reclassified				Gains (Losses)
	Gains (Losses)		from Other				Reclassified
	Recognized in Other		Comprehensive		Gains (Losses) Recognized in		from Other
	Comprehensive		Income (Loss)		Other Comprehensive		Comprehensive Income (Loss)
	Income (Loss)		into Earnings		Income (Loss)		into Earnings

Dollars in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps (a)	$(120)	$(111)	$(34)	$(34)	$(199)	$(317)	$(103)	$(113)
Net investment hedges
Foreign exchange forward contracts	(57)	(53)	–	–	(104)	(36)	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three months and nine months ended September 30, 2011 and 2010.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

58	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

		Gains (Losses) Recognized in Earnings
	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	Gains (Losses)
(Dollars in Millions)	Recognized in Earnings	2011	2010	2011	2010
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$1	$20	$25	$(64)
Foreign exchange cross-currency swaps	Other noninterest income	(111)	80	(13)	(151)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	17	286	(7)	555
Purchased and written options	Mortgage banking revenue	181	183	323	374
Receive fixed/pay floating swaps	Mortgage banking revenue	377	–	479	–
Pay fixed/receive floating swaps	Mortgage banking revenue	4	–	4	–
Foreign exchange forward contracts	Commercial products revenue	(48)	(14)	(66)	(5)
Equity contracts	Compensation expense	1	1	2	3
Credit contracts	Other noninterest income/expense	4	–	2	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	366	213	352	567
Pay fixed/receive floating swaps	Other noninterest income	(376)	(216)	(365)	(565)
Purchased and written options	Other noninterest income	–	1	–	1
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	14	13	41	34
Purchased and written options	Commercial products revenue	–	1	–	1

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(3) million and $117 million for the three months ended September 30, 2011, respectively, and $(18) million and $(80) million for the three months ended September 30, 2010, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(27) million and $20 million for the nine months ended September 30, 2011, respectively, and $65 million and $150 million for the nine months ended September 30, 2010, respectively. The ineffective portion was immaterial for the three months and nine months ended September 30, 2011 and 2010.
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
The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at September 30, 2011, was $2.0 billion. At September 30, 2011, the Company had $1.4 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	59

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
The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are valued using third-party pricing services; derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes residential MSRs, certain debt securities, including the Company’s SIV-related securities and non-agency mortgage-backed securities, and certain derivative contracts.
When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the nine months ended September 30, 2011 and 2010, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.
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

60	U.S. Bancorp

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

The following table shows the valuation assumption ranges for Level 3 available-for-sale non-agency mortgage-backed securities:

	Prime (a)			Non-prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
September 30, 2011
Estimated lifetime prepayment rates	4%	23%	13%	1%	13%	6%
Lifetime probability of default rates	–	14	2	–	20	7
Lifetime loss severity rates	9	80	39	8	88	54
Discount margin	3	38	6	4	40	11
December 31, 2010
Estimated lifetime prepayment rates	4%	28%	13%	1%	13%	6%
Lifetime probability of default rates	–	14	1	–	20	8
Lifetime loss severity rates	16	100	41	10	88	56
Discount margin	3	30	6	3	40	11

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Certain mortgage loans held for sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $98 million net gain and a $26 million net loss, for the three months ended September 30, 2011 and 2010, respectively, and a $38 million net loss and a $100 million net gain for the nine months ended September 30, 2011 and 2010, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. The fair value of MLHFS was $5.2 billion as of September 30, 2011, which exceeded the unpaid principal balance by $242 million as of that date. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U.S. Bancorp	61

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

62	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2011
Available-for-sale securities
U.S. Treasury and agencies	$583	$906	$–	$–	$1,489
Mortgage-backed securities
Residential
Agency	–	39,738	–	–	39,738
Non-agency
Prime	–	–	859	–	859
Non-prime	–	–	857	–	857
Commercial
Agency	–	147	–	–	147
Non-agency	–	–	45	–	45
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	93	125	–	218
Other	–	566	120	–	686
Obligations of state and political subdivisions	–	6,499	–	–	6,499
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	960	9	–	969
Perpetual preferred securities	–	406	–	–	406
Other investments	182	8	–	–	190

Total available-for-sale	765	49,329	2,015	–	52,109
Mortgage loans held for sale	–	5,152	–	–	5,152
Mortgage servicing rights	–	–	1,466	–	1,466
Derivative assets	–	775	1,364	(361)	1,778
Other assets	–	927	–	–	927

Total	$765	$56,183	$4,845	$(361)	$61,432

Derivative liabilities	$–	$2,694	$34	$(1,680)	$1,048
Other liabilities	–	876	–	–	876

Total	$–	$3,570	$34	$(1,680)	$1,924

December 31, 2010
Available-for-sale securities
U.S. Treasury and agencies	$873	$1,664	$–	$–	$2,537
Mortgage-backed securities
Residential
Agency	–	37,703	–	–	37,703
Non-agency
Prime	–	–	1,103	–	1,103
Non-prime	–	–	947	–	947
Commercial
Agency	–	197	–	–	197
Non-agency	–	–	50	–	50
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	89	135	–	224
Other	–	587	133	–	720
Obligations of state and political subdivisions	–	6,417	–	–	6,417
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	949	9	–	958
Perpetual preferred securities	–	448	–	–	448
Other investments	181	18	–	–	199

Total available-for-sale	1,054	48,078	2,377	–	51,509
Mortgage loans held for sale	–	8,100	–	–	8,100
Mortgage servicing rights	–	–	1,837	–	1,837
Derivative assets	–	846	953	(280)	1,519
Other assets	–	470	–	–	470

Total	$1,054	$57,494	$5,167	$(280)	$63,435

Derivative liabilities	$–	$2,072	$102	$(1,163)	$1,011
Other liabilities	–	470	–	–	470

Total	$–	$2,542	$102	$(1,163)	$1,481

U.S. Bancorp	63

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

				Net Gains	Net Total		Net Change in
				(Losses)	Purchases,		Unrealized Gains
		Net Gains		Included in	Sales, Principal		(Losses) Relating
	Beginning	(Losses)		Other	Payments,	End	to Assets
	of Period	Included in		Comprehensive	Issuances and	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Balance	End of Period
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$896	$1		$(2)	$(36)	$859	$(2)
Non-prime	895	(2)		(5)	(31)	857	(5)
Commercial non-agency	50	1		(1)	(5)	45	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	133	3		(2)	(9)	125	(2)
Other	129	1		(4)	(6)	120	(4)
Corporate debt securities	9	–		–	–	9	–

Total available-for-sale	2,112	4	(a)	(14)	(87)	2,015	(13)
Mortgage servicing rights	1,989	(629	) (b)	–	106	1,466	(629	) (b)
Net derivative assets and liabilities	836	836	(c)	–	(342)	1,330	77	(d)
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,197	$1		$22	$(51)	$1,169	$22
Non-prime	907	(9)		36	11	945	36
Commercial non-agency	15	1		1	33	50	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	75	3		2	69	149	2
Other	328	3		8	(209)	130	8
Corporate debt securities	10	(1)		–	–	9	–
Other investments	266	2		16	(7)	277	16

Total available-for-sale	2,798	–	(e)	85	(154)	2,729	85
Mortgage servicing rights	1,543	(280	) (b)	–	159	1,422	(280	) (b)
Net derivative assets and liabilities	1,294	682	(f)	–	(544)	1,432	119	(g)

(a)	Approximately $(9) million included in securities gains (losses) and $13 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $445 million included in other noninterest income and $391 million included in mortgage banking revenue.
(d)	Approximately $317 million included in other noninterest income and $(240) million included in mortgage banking revenue.
(e)	Approximately $(18) million included in securities gains (losses) and $18 million included in interest income.
(f)	Approximately $252 million included in other noninterest income and $430 million included in mortgage banking revenue.
(g)	Approximately $504 million included in other noninterest income and $(385) million included in mortgage banking revenue.

Additional detail of purchases, sales, principal payments, issuances and settlements for assets and liabilities classified within Level 3 for the three months ended September 30, 2011, was as follows:

			Principal
(Dollars in Millions)	Purchases	Sales	Payments	Issuances		Settlements	Net Total
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$–	$–	$(36)	$–		$–	$(36)
Non-prime	–	–	(31)	–		–	(31)
Commercial non-agency	–	(4)	(1)	–		–	(5)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	(9)	–		–	(9)
Other	–	–	(6)	–		–	(6)

Total available-for-sale	–	(4)	(83)	–		–	(87)
Mortgage servicing rights	5	–	–	101	(a)	–	106
Net derivative assets and liabilities	–	(2)	–	–		(340)	(342)

(a)	Represents MSRs capitalized during the period

64	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

				Net Gains	Net Total		Net Change in
				(Losses)	Purchases,		Unrealized Gains
		Net Gains		Included in	Sales, Principal		(Losses) Relating
	Beginning	(Losses)		Other	Payments,	End	to Assets
	of Period	Included in		Comprehensive	Issuances and	of Period	Still Held at
(Dollars in Millions)	Balance	Net Income		Income (Loss)	Settlements	Balance	End of Period
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,103	$4		$22	$(270)	$859	$14
Non-prime	947	(4)		27	(113)	857	26
Commercial non-agency	50	2		(1)	(6)	45	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	135	10		6	(26)	125	7
Other	133	8		(2)	(19)	120	(2)
Corporate debt securities	9	–		–	–	9	–

Total available-for-sale	2,377	20	(a)	52	(434)	2,015	45
Mortgage servicing rights	1,837	(803	) (b)	–	432	1,466	(803	) (b)
Net derivative assets and liabilities	851	1,252	(c)	–	(773)	1,330	(92	) (d)
2010
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,429	$1		$72	$(333)	$1,169	$66
Non-prime	968	(46)		104	(81)	945	104
Commercial non-agency	13	1		3	33	50	2
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	98	3		–	48	149	3
Other	357	(2)		6	(231)	130	7
Corporate debt securities	10	(1)		–	–	9	–
Other investments	231	4		63	(21)	277	63

Total available-for-sale	3,106	(40	) (e)	248	(585)	2,729	245
Mortgage servicing rights	1,749	(773	) (b)	–	446	1,422	(773	) (b)
Net derivative assets and liabilities	815	1,741	(f)	–	1,124	1,432	160	(g)

(a)	Approximately $(24) million included in securities gains (losses) and $44 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $672 million included in other noninterest income and $580 million included in mortgage banking revenue.
(d)	Approximately $303 million included in other noninterest income and $(395) million included in mortgage banking revenue.
(e)	Approximately $(85) million included in securities gains (losses) and $45 million included in interest income.
(f)	Approximately $865 million included in other noninterest income and $876 million included in mortgage banking revenue.
(g)	Approximately $842 million included in other noninterest income and $(682) million included in mortgage banking revenue.

Additional detail of purchases, sales, principal payments, issuances and settlements for assets and liabilities classified within Level 3 for the nine months ended September 30, 2011, was as follows:

			Principal
(Dollars in Millions)	Purchases	Sales	Payments	Issuances		Settlements	Net Total
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$–	$(115)	$(155)	$–		$–	$(270)
Non-prime	–	(12)	(101)	–		–	(113)
Commercial non-agency	–	(4)	(2)	–		–	(6)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	(26)	–		–	(26)
Other	–	–	(19)	–		–	(19)

Total available-for-sale	–	(131)	(303)	–		–	(434)
Mortgage servicing rights	16	–	–	416	(a)	–	432
Net derivative assets and liabilities	–	(5)	–	–		(768)	(773)

(a)	Represents MSRs capitalized during the period

U.S. Bancorp	65

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

The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	September 30, 2011				December 31, 2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$170	$170	$–	$404	$1	$405
Other real estate owned (b)	–	–	255	255	–	812	–	812
Other intangible assets	–	–	–	–	–	–	1	1
Other assets	–	–	3	3	–	4	9	13

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in Millions)	2011	2010	2011	2010
Loans (a)	$32	$67	$153	$280
Other real estate owned (b)	81	97	230	212
Other intangible assets	–	–	–	–
Other assets	–	–	–	–

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2011			December 31, 2010
			Carrying			Carrying
	Fair Value	Aggregate	Amount Over	Fair Value	Aggregate	Amount Over
	Carrying	Unpaid	(Under) Unpaid	Carrying	Unpaid	(Under) Unpaid
(Dollars in Millions)	Amount	Principal	Principal	Amount	Principal	Principal
Total loans	$5,152	$4,910	$242	$8,100	$8,034	$66
Nonaccrual loans	7	14	(7)	11	18	(7)
Loans 90 days or more past due	2	4	(2)	6	6	–

66	U.S. Bancorp

Disclosures about Fair Value of Financial Instruments The following table summarizes the estimated fair value for financial instruments as of September 30, 2011 and December 31, 2010, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in Millions)	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$13,708	$13,708	$14,487	$14,487
Investment securities held-to-maturity	16,269	16,613	1,469	1,419
Mortgages held for sale (a)	4	4	4	4
Other loans held for sale	219	220	267	267
Loans	199,818	202,037	191,751	192,058
Financial Liabilities
Deposits	222,632	223,042	204,252	204,799
Short-term borrowings	32,029	32,094	32,557	32,839
Long-term debt	30,624	31,467	31,537	31,981

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $358 million and $353 million at September 30, 2011 and December 31, 2010, respectively. The carrying value of other guarantees was $372 million and $330 million at September 30, 2011 and December 31, 2010, respectively.

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

U.S. Bancorp	67

At September 30, 2011, the carrying amount of the Company’s liability related to the remaining Visa Litigation matters, was $29 million. Class B shares are non-transferable, except for transfers to other Visa U.S.A. member banks. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares upon settlement of the Visa Litigation.

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2011:

			Maximum
			Potential
	Collateral	Carrying	Future
(Dollars in Millions)	Held	Amount	Payments
Standby letters of credit	$–	$94	$18,760
Third-party borrowing arrangements	–	–	127
Securities lending indemnifications	8,973	–	8,569
Asset sales	–	228	2,046	(a)
Merchant processing	680	73	77,914
Contingent consideration arrangements	–	5	5
Minimum revenue guarantees	–	22	37
Other	5,336	15	8,552

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period . Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated as the loans are typically collateralized.

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

The Company currently processes card transactions in the United States, Canada and Europe for airline companies. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2011, the value of airline tickets purchased to be delivered at a future date was $5.8 billion. The Company held collateral of $526 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to government-sponsored entities (“GSEs”) as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Company has been receiving repurchase requests from the GSEs. At September 30, 2011, the Company had reserved $162 million for potential losses from representation and warranty obligations. The Company’s reserve reflects Management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and various assumptions such as defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses different from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

68	U.S. Bancorp

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Millions)	2011	2010	2011	2010
Balance at beginning of period	$173	$101	$180	$72
Net realized losses	(31)	(24)	(106)	(66)
Additions to reserve	20	70	88	141

Balance at end of period	$162	$147	$162	$147

As of September 30, 2011 and December 31, 2010, the Company had $115 million and $165 million, respectively, of unresolved representation and warranty claims with the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Note 15    Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2011 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	69

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended September 30,
	2011			2010
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$66,252	$511	3.08%	$47,870	$441	3.69%	38.4%
Loans held for sale	3,946	42	4.17	6,465	71	4.43	(39.0)
Loans (b)
Commercial	52,344	521	3.96	46,784	501	4.26	11.9
Commercial real estate	35,569	414	4.62	34,190	390	4.52	4.0
Residential mortgages	34,026	408	4.79	27,890	361	5.17	22.0
Credit card	16,057	389	9.60	16,510	386	9.29	(2.7)
Other retail	48,380	671	5.51	47,859	696	5.77	1.1

Total loans, excluding covered loans	186,376	2,403	5.12	173,233	2,334	5.35	7.6
Covered loans	15,793	235	5.91	19,308	240	4.93	(18.2)

Total loans	202,169	2,638	5.19	192,541	2,574	5.31	5.0
Other earning assets	13,902	67	1.92	5,040	46	3.61	*

Total earning assets	286,269	3,258	4.53	251,916	3,132	4.95	13.6
Allowance for loan losses	(5,079)			(5,406)			6.0
Unrealized gain (loss) on available-for-sale securities	470			475			(1.1)
Other assets	39,921			39,075			2.2

Total assets	$321,581			$286,060			12.4

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$58,606			$39,732			47.5
Interest-bearing deposits
Interest checking	41,042	14	.14	39,308	19	.19	4.4
Money market savings	44,623	16	.14	38,005	31	.33	17.4
Savings accounts	27,042	26	.38	22,008	32	.59	22.9
Time certificates of deposit less than $100,000	15,251	74	1.92	16,024	75	1.86	(4.8)
Time deposits greater than $100,000	28,805	72	.99	27,583	74	1.06	4.4

Total interest-bearing deposits	156,763	202	.51	142,928	231	.64	9.7
Short-term borrowings	30,597	143	1.86	36,303	151	1.65	(15.7)
Long-term debt	31,609	289	3.64	29,422	273	3.70	7.4

Total interest-bearing liabilities	218,969	634	1.15	208,653	655	1.25	4.9
Other liabilities	9,961			8,003			24.5
Shareholders’ equity
Preferred equity	2,606			1,930			35.0
Common equity	30,481			26,957			13.1

Total U.S. Bancorp shareholders’ equity	33,087			28,887			14.5
Noncontrolling interests	958			785			22.0

Total equity	34,045			29,672			14.7

Total liabilities and equity	$321,581			$286,060			12.4%

Net interest income		$2,624			$2,477

Gross interest margin			3.38%			3.70%

Gross interest margin without taxable-equivalent increments			3.30			3.62

Percent of Earning Assets
Interest income			4.53%			4.95%
Interest expense			.88			1.04

Net interest margin			3.65%			3.91%

Net interest margin without taxable-equivalent increments			3.57%			3.83%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

70	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2011			2010
			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances
Assets
Investment securities	$61,907	$1,479	3.19%	$47,080	$1,326	3.76%	31.5%
Loans held for sale	4,382	139	4.22	4,824	162	4.49	(9.2)
Loans (b)
Commercial	50,383	1,539	4.08	46,798	1,472	4.20	7.7
Commercial real estate	35,417	1,210	4.57	34,165	1,137	4.45	3.7
Residential mortgages	32,854	1,201	4.88	27,045	1,059	5.22	21.5
Credit card	16,022	1,141	9.52	16,403	1,150	9.37	(2.3)
Other retail	48,154	1,992	5.53	47,391	2,057	5.80	1.6

Total loans, excluding covered loans	182,830	7,083	5.18	171,802	6,875	5.35	6.4
Covered loans	16,703	704	5.63	20,390	745	4.88	(18.1)

Total loans	199,533	7,787	5.22	192,192	7,620	5.30	3.8
Other earning assets	13,483	187	1.85	5,312	119	2.98	*

Total earning assets	279,305	9,592	4.59	249,408	9,227	4.94	12.0
Allowance for loan losses	(5,275)			(5,387)			2.1
Unrealized gain (loss) on available-for-sale securities	137			19			*
Other assets	39,912			39,016			2.3

Total assets	$314,079			$283,056			11.0

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$50,558			$39,223			28.9
Interest-bearing deposits
Interest checking	42,335	50	.16	39,599	56	.19	6.9
Money market savings	45,091	62	.18	39,710	101	.34	13.6
Savings accounts	26,304	89	.45	20,038	87	.58	31.3
Time certificates of deposit less than $100,000	15,294	219	1.92	17,105	230	1.80	(10.6)
Time deposits greater than $100,000	30,153	226	1.00	27,162	222	1.09	11.0

Total interest-bearing deposits	159,177	646	.54	143,614	696	.65	10.8
Short-term borrowings	30,597	411	1.80	33,727	420	1.66	(9.3)
Long-term debt	31,786	860	3.62	30,696	822	3.58	3.6

Total interest-bearing liabilities	221,560	1,917	1.16	208,037	1,938	1.25	6.5
Other liabilities	9,377			7,477			25.4
Shareholders’ equity
Preferred equity	2,349			1,678			40.0
Common equity	29,350			25,904			13.3

Total U.S. Bancorp shareholders’ equity	31,699			27,582			14.9
Noncontrolling interests	885			737			20.1

Total equity	32,584			28,319			15.1

Total liabilities and equity	$314,079			$283,056			11.0%

Net interest income		$7,675			$7,289

Gross interest margin			3.43%			3.69%

Gross interest margin without taxable-equivalent increments			3.35			3.61

Percent of Earning Assets
Interest income			4.59%			4.94%
Interest expense			.92			1.04

Net interest margin			3.67%			3.90%

Net interest margin without taxable-equivalent increments			3.59%			3.82%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	71

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2011.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

72	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ Craig E. Gifford
Craig E. Gifford
Controller
(Principal Accounting Officer and Duly Authorized Officer)
DATE: November 4, 2011

U.S. Bancorp	73

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Nine Months Ended
(Dollars in Millions)			September 30, 2011	September 30, 2011
Earnings
1.	Net income attributable to U.S. Bancorp		$1,273	$3,522
2.	Applicable income taxes, including expense related to unrecognized tax positions		490	1,314

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,763	$4,836

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$432	$1,267
	b.	Portion of rents representative of interest and amortization of debt expense	26	77

	c.	Fixed charges excluding interest on deposits (4a + 4b)	458	1,344
	d.	Interest on deposits	202	646

	e.	Fixed charges including interest on deposits (4c + 4d)	$660	$1,990

5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,221	6,180
7.	Earnings including interest on deposits (3 + 4e + 5)		2,423	6,826
8.	Fixed charges excluding interest on deposits (4c)		458	1,344
9.	Fixed charges including interest on deposits (4e)		660	1,990
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		4.85	4.60
11.	Including interest on deposits (line 7/line 9)		3.67	3.43

*	Excludes interest expense related to unrecognized tax positions

74	U.S. Bancorp

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

/s/  Richard K. Davis
Richard K. Davis
Chief Executive Officer

Dated: November 4, 2011

U.S. Bancorp	75

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

/s/  Andrew Cecere
Andrew Cecere
Chief Financial Officer

Dated: November 4, 2011

76	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard K. Davis	/s/ Andrew Cecere
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 4, 2011

U.S. Bancorp	77

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