Form 10-K
period 2011-12-31
US BANCORP \DE\
filed 2012-02-23
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(651) 446-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series D Non-Cumulative Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49.1 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common Stock, $.01 par value per share	1,910,929,108

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2011 (2011 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2012 (Proxy Statement)	Part III

PART I

Item 1.	Business

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

U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $53 million to $236 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers focusing on specific targeted industries. Lending services include traditional credit products as well as credit card services, leasing, financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets, and mutual fund processing services to a broad range of mutual funds.

Banking and investment services are provided through a network of 3,085 banking offices principally operating in the Midwest and West regions of the United States. The Company operates a network of 5,053 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Consumer lending products may be originated through banking offices, indirect correspondents, brokers and other lending sources. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Affiliates of Elavon provide similar merchant services in Canada, Mexico, Brazil and segments of Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2011, U.S. Bancorp employed 62,529 people.

Competition

The commercial banking business is highly competitive. The Company’s subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

Government Policies

The operations of the Company’s various operating units are affected by federal and state legislative changes and by policies of various regulatory authorities, including those of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, the U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

Supervision and Regulation

U.S. Bancorp and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (the “FDIC”), consumers and the stability of the financial system in the United States and the health of the national economy, and not for investors in bank holding companies such as the Company.

This section summarizes certain provisions of the principal laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described below.

Substantial changes to the regulation of bank holding companies and their subsidiaries have occurred and will continue to occur as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Changes in applicable law or regulation, and in their application by regulatory agencies, have had and will continue to have a material effect on the business and results of the Company and its subsidiaries.

Dodd-Frank Act The Dodd-Frank Act, which was enacted into law on July 21, 2010, significantly changed the regulatory framework for financial services companies, and requires significant rulemaking and numerous studies and reports over the next several years. Among other things, it created a new Financial Stability Oversight Council (the “Council”) with broad authority to make recommendations covering enhanced prudential standards and more stringent supervision for large bank holding companies and certain non-bank financial services companies. The Dodd-Frank Act significantly reduced interchange fees on debit card transactions, limits the preemption of state laws applicable to national banks, increases the regulation of consumer mortgage banking and makes numerous other changes discussed below.

In addition to the Dodd-Frank Act, other legislative proposals affecting banks have been made both domestically and internationally. Among other things, these proposals include additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

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

If a financial holding company or a depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and managerial requirements on the financial holding company, and may place limitations on its ability to conduct all of the business activities that financial holding companies are generally permitted to conduct. See “Permissible Business Activities” below. If the failure to meet these standards persists, a financial holding company may be required to divest its depository institution subsidiaries, or cease all activities other than those activities that may be conducted by bank holding companies that are not financial holding companies.

Federal Reserve regulations also provide that, if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in the additional activities in which only financial holding companies may engage. See “Community Reinvestment Act” below. At December 31, 2011, the Company’s depository-institution subsidiaries met the capital, management and CRA requirements necessary to permit the Company to conduct the broader activities permitted for financial holding companies under the GLBA.

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

Enhanced Prudential Standards/Early Remediation In December 2011, the Federal Reserve issued a proposed rule relating to enhanced prudential standards required under the Dodd-Frank Act for bank holding companies with over $50 billion in consolidated assets. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. The proposal requires the Federal Reserve to conduct annual supervisory capital adequacy stress tests of covered companies under baseline, adverse and severely adverse scenarios, and requires covered companies to conduct their own capital adequacy stress tests. The proposal would provide for notification to a covered company as to which the Council has determined to impose a debt-to-equity ratio of no more than 15-to-1, based upon the determination by the Council that (a) such company poses a grave threat to the financial stability of the United States and (b) the imposition of such a requirement is necessary to mitigate the risk that the company poses to the financial stability of the United States.

The proposed rule also provides, as required by the Dodd-Frank Act, for the early remediation of financial distress at covered companies so as to minimize the probability that the company will become insolvent and to reduce the potential harm of the insolvency of a covered company to the financial stability of the United States. Remedies include, in the initial stages of financial decline of the covered company, limits on capital distributions, acquisitions and asset growth. Remedies in the later stages of financial decline of the covered company include a capital restoration plan and capital-raising requirements, limits on transactions with affiliates, management changes and asset sales. In addition to regulatory capital triggers, the proposed rule includes triggers based on supervisory stress test results, market indicators and weaknesses in enterprise-wide and liquidity risk management.

Permissible Business Activities As a financial holding company, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include the following: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the United States Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and that do not pose a safety and soundness risk.

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

Dividends payable by U.S. Bank National Association, U.S. Bank National Association ND and the Company’s trust bank subsidiaries, as national banking associations, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 23 of the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report for the amount of dividends that the Company’s principal banking subsidiaries could pay to the Company at December 31, 2011, without the approval of their banking regulators.

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

In 2010, the Federal Reserve issued an addendum to its policy on dividends, stock redemptions and stock repurchases that is specifically applicable to the 19 largest bank holding companies (including the Company) that are covered by the Supervisory Capital Assessment Program. The addendum provides for Federal Reserve review of dividend increases, implementation of capital repurchase programs and other capital repurchases or redemptions.

Capital Requirements Federal banking regulators have adopted risk-based capital and leverage guidelines that require the capital-to-assets ratios of financial institutions to meet certain minimum standards. The risk-based capital ratio is calculated by allocating assets and specified off-balance sheet financial instruments into risk weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), and is used to determine the amount of a financial institution’s total risk-weighted assets (“RWAs”).

Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to RWA) of 8 percent and a Tier 1 capital ratio (Tier 1 capital to RWA) of 4 percent. At December 31, 2011, the Company’s consolidated total capital ratio was 13.3 percent and its Tier 1 capital ratio was 10.8 percent. For a further description of these guidelines, see Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is 3 percent for bank holding companies that are considered “strong” under Federal Reserve guidelines or which have implemented the Federal Reserve’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4 percent. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. At December 31, 2011, the Company’s leverage ratio was 9.1 percent.

The Dodd-Frank Act effectively eliminated differences between the minimum capital requirements applicable to insured depository institutions and their holding companies by phasing out the use of hybrid debt instruments (such as trust preferred securities) in determining holding company regulatory capital.

For additional information regarding the Company’s regulatory capital, see Capital Management in the Company’s 2011 Annual Report on pages 55 to 56.

Capital Plan Requirement/Minimum Capital Level In 2011, the Federal Reserve issued a final rule amending Regulation Y to require bank holding companies with total consolidated assets of $50 billion or more to submit capital plans to the Federal Reserve on an annual basis. The Company submitted its first capital plan in January 2012. The Federal Reserve must object or provide notice of non-objection to the plan by March 31, 2012.

Companies must demonstrate in their capital plans how they will maintain a minimum Tier 1 common ratio above 5 percent under stressful conditions using the Federal Reserve’s existing supervisory definition of Tier 1 common capital. If the Federal Reserve objects to a capital plan and until such time as the Federal Reserve issues a non-objection to the bank holding company’s capital plan, the bank holding company may not make any capital distribution, other than those capital distributions with respect to which the Federal Reserve has indicated its non-objection.

Basel III Capital Requirements/Capital Surcharge/Additional Loss Absorbency Requirement/Liquidity In June 2011, the Basel Committee revised the new capital and liquidity standards issued in October 2010, known as Basel III. As of January 1, 2013, banks will be required to meet new minimum requirements in relation to RWAs. Minimum common equity and Tier 1 capital requirements will be phased in between January 1, 2013 and January 1, 2015. A “capital conservation buffer” will be phased in between January 1, 2016 and December 31, 2018, becoming fully effective on January 1, 2019.

In early 2012, the Federal Reserve is expected to promulgate proposed rules implementing the new market risk capital requirements from the Basel accords, to include book securitization and resecuritization elements and to adopt the Basel III framework. The Federal Reserve is expected to approve capital distributions only when they are consistent with a bank holding company “readily and without difficulty” meeting the new capital requirements as they come into effect.

The Basel III liquidity component sets out two minimum standards for funding liquidity: the Liquidity Coverage Ratio (“LCR”), which is designed to promote the short-term resilience of a bank’s liquidity risk profile by ensuring that it has sufficient high-quality liquid assets to survive a significant stress scenario lasting for 30 calendar days; and the Net Stable Funding Ratio (“NSFR”), which is designed to promote longer-term resilience by requiring banks to have capital or longer term high-quality funding so that the banks can survive over a one-year period of less severe stress. The LCR will be introduced on January 1, 2015. The NSFR will move to a minimum standard by January 1, 2018. The Federal Reserve in its proposed rule for enhanced prudential standards has stated that it intends to implement these liquidity standards in the United States through one or more separate rules.

Stress Testing In November 2011, the Federal Reserve launched its Comprehensive Capital Analysis and Review process. The Federal Reserve issued the macroeconomic and financial market scenarios it is requiring institutions to use to support the stress testing used in their capital plans. Institutions were required to submit their capital plans by January 9, 2012, and the Company did so. The Federal Reserve will conduct a supervisory stress test for the 19 largest bank holding companies (including the Company) to help assess the capital plans and the appropriateness of capital levels for those companies. In January 2012, the OCC issued a proposed rule requiring national banks with more than $10 billion in total consolidated assets to conduct a separate annual stress test to help identify potential impact of adverse outcomes on the bank’s capital adequacy.

Risk-Based Capital Standards: Establishment of a Risk-Based Capital Floor In June 2011, the OCC, the Federal Reserve and the FDIC adopted a final rule to implement certain requirements of the Dodd-Frank Act, which require these agencies to establish minimum risk-based capital requirements on a consolidated basis for insured depository institutions. Under the rule, banks and bank holding companies must maintain a minimum total risk-based capital ratio of 8.0 percent and a Tier 1 risk-based capital ratio of 4.0 percent.

Federal Deposit Insurance Corporation Improvement Act The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The regulations apply only to banks and not to bank holding companies such as the Company; however, subject to limitations that may be imposed pursuant to the GLBA, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

Deposit Insurance Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate.

A depository institution is assessed premiums by the FDIC based on its risk category and the amount of deposits held. Higher levels of bank failures have dramatically increased FDIC resolution costs and depleted the deposit insurance fund. In addition, in 2008, the amount of FDIC insurance coverage for insured deposits was generally increased from $100,000 per depositor account ownership type to $250,000.

In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC (a) imposed a special assessment in June 2009, (b) increased assessment rates of insured institutions generally, and (c) required insured institutions to prepay on December 30, 2009 the premiums that were expected to become due for 2010, 2011 and 2012. In addition, the Dodd-Frank Act altered the assessment base for deposit insurance assessments from a deposit to an asset base, and seeks to fund part of the cost of the Dodd-Frank Act by increasing the deposit insurance reserve fund to 1.35 percent of estimated insured deposits. The Dodd-Frank Act also requires that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion. This provision effectively places the increased assessment costs on larger financial institutions such as the Company.

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000, and extended the unlimited insurance of non-interest bearing transaction accounts under the FDIC Transaction Account Guaranty program to January 1, 2013.

Deposit Insurance Assessments In February 2011, the FDIC adopted a final rule implementing revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act, including a revision which changes the assessment base for deposit insurance premiums, and which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule was first reflected in the invoices for assessments due September 30, 2011, and substantially increased the FDIC premiums paid by the Company’s banking subsidiaries.

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

Depositor Preference Under federal law, in the event of the liquidation or other resolution of an insured depository institution, the claims of a receiver of the institution for administrative expense and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including holders of publicly issued senior or subordinated debt and depositors in non-domestic offices. As a result, those noteholders and depositors would be treated differently from, and could receive, if anything, substantially less than, the depositors in domestic offices of the depository.

Orderly Liquidation Authority The FDIC issued a final rule effective August 15, 2011 to implement the liquidation provisions of the Dodd-Frank Act. The rule provides a comprehensive framework for the orderly liquidation of a covered financial company. A covered financial company is a financial company (including a bank holding company, but not an insured depository), in situations where the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President) that the conditions set forth in the Dodd-Frank Act regarding the impact of the financial company’s failure have been met. The rule sets forth a comprehensive method for the receivership of a covered financial company. The Company is a financial company and therefore is potentially subject to the orderly liquidation authority of the FDIC. In preparation for the potential exercise of this authority, the FDIC created the Office of Complex Financial Institutions. Its duties include the continuous review and oversight of bank holding companies with assets of more than $100 billion.

Resolution Plans Effective November 30, 2011, the Federal Reserve and the FDIC adopted a final rule to implement the requirements of the Dodd-Frank Act regarding annual resolution plans for bank holding companies with assets of $50 billion or more. The final rule requires each covered company to produce a resolution plan that includes information regarding the manner and extent to which any insured depository institution affiliated with the company is adequately protected from risks arising from the activities of any nonbank subsidiaries of the company; full descriptions of ownership structure, assets, liabilities and contractual obligations of the company; identification of the cross-guarantees tied to different securities; identification of major counterparties; a process for determining to whom the collateral of the company is pledged; and any other information that the Federal Reserve and the FDIC jointly require by rule or order. Plans must analyze baseline, adverse, and severely adverse economic condition impacts. The plan must demonstrate, in the event of material financial distress or failure of the covered company, a reorganization or liquidation of the covered company under the federal bankruptcy code that could be accomplished within a reasonable period of time and in a manner that substantially mitigates the risk that the failure of the covered company would have serious adverse effects on financial stability in the United States. Covered companies and their subsidiaries are subject to more stringent capital, leverage and liquidity requirements or restrictions on growth, activities or operations if they fail to file an acceptable plan.

In January 2012, the FDIC adopted a final rule requiring an insured depository institution with $50 billion or more in total assets to submit periodically to the FDIC a contingency plan for the resolution of such institution in the event of its failure. The rule requires a covered depository institution to submit a resolution plan that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to be realized by the institution’s creditors. The Company will be required to file both resolution plans in 2013.

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

Covered transactions between the Company’s banking subsidiaries and their affiliates are also subject to certain collateralization requirements. All covered transactions, including transactions with a third party in which an affiliate of the banking subsidiary has a financial interest, must be conducted on market terms. “Covered transactions” are defined to include (a) a loan or extension of credit by a bank subsidiary to an affiliate, (b) a purchase of securities issued to a banking subsidiary by an affiliate, (c) a purchase of assets (unless otherwise exempted by the Federal Reserve) by the banking subsidiary from an affiliate, (d) the acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate. The Dodd-Frank Act eliminated the special treatment for transactions with financial subsidiaries.

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

The operations of First American Funds money market funds also are subject to regulation by the SEC. The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Credit Risk Retention The Dodd-Frank Act requires credit retention of 5 percent of any asset included in a securitization, or less than 5 percent if the assets meet underwriting standards established by regulation. Federal banking regulators are expected to issue final rules in 2012, which could affect the Company’s assets generation and securitization strategies, especially for residential mortgages.

The Volcker Rule — Proprietary Trading of Securities, Derivatives, and Certain other Financial Instruments In October 2011, the SEC, the Federal Reserve, the OCC and the FDIC proposed a rule to implement the so called “Volcker Rule” under the Dodd-Frank Act. The Volcker Rule prohibits banking entities from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity’s own accord, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. This rule will apply to the Company, its banking subsidiaries and their affiliates.

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

Incentive-Based Compensation Arrangements In April 2011, the Federal Reserve, the OCC, the FDIC, the SEC, the National Credit Union Administration and the Federal Housing Finance Agency issued a proposed rule under the Dodd-Frank Act that would require the reporting of incentive-based compensation arrangements by a covered financial institution, and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss.

The Bureau of Consumer Financial Protection In July 2011, all consumer financial protection functions of the Federal Reserve, the OCC and the FDIC were transferred to the Bureau of Consumer Financial Protection (the “Bureau”). All consumer protection functions of the Secretary of the Department of Housing and Urban Development relating to the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act, and the Interstate Land Sales Full Disclosure Act were also transferred to the Bureau at such time. In addition, the authority of the Federal Trade Commission to prescribe rules, issue guidelines or conduct a study or issue a report mandated under such laws transferred to the Bureau. The Bureau has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial law. On July 21, 2011, the Bureau began an examination process for insured depository financial institutions with assets over $10 billion, which includes the Company’s bank subsidiaries. The Bureau has authority to regulate the offering and provision of consumer financial products or services under the federal consumer financial laws, and the Bureau is expected to undertake a number of rule-making and enforcement initiatives in 2012 under this authority.

Other Supervision and Regulation The activities of U.S. Bank National Association and U.S. Bank National Association ND as consumer lenders also are subject to regulation under various United States federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer acts, as well as various state laws. These statutes impose requirements on consumer loan origination and collection practices.

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), both as administered by the SEC, by virtue of the Company’s status as a public company. As a listed company on the New York Stock Exchange (the “NYSE”), the Company is subject to the rules of the NYSE for listed companies.

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

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2011 Annual Report on page 20 under the heading “Acquisitions”; and on pages 57 to 62 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2011 Annual Report on pages 134 to 142 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2011, the Company’s subsidiaries owned and operated a total of 1,514 facilities and leased an additional 1,987 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 9 and 22 of the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Capital Covenants

The Company has entered into several transactions involving the issuance of capital securities (“Capital Securities”) by Delaware statutory trusts formed by the Company (the “Trusts”), the issuance by the Company of preferred stock (“Preferred Stock”) or the issuance by an indirect subsidiary of U.S. Bank National Association of preferred stock exchangeable for the Company’s Preferred Stock under certain circumstances (“Exchangeable Preferred Stock”). Simultaneously with the closing of each of those transactions, the Company entered into a replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or U.S. Bank National Association (the “Covered Debt”). Each of the Replacement Capital Covenants provides that neither the Company nor any of its subsidiaries (including any of the Trusts) will repay, redeem or purchase any of the Preferred Stock, Exchangeable Preferred Stock or the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Company has received proceeds from the sale of qualifying securities that (a) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Preferred Stock, the Exchangeable Preferred Stock, the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (b) the Company has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board or, in the case of the Exchangeable Preferred Stock, the approval of the OCC.

The Company will provide a copy of any Replacement Capital Covenant to a holder of the relevant Covered Debt. For copies of any of these documents, holders should write to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402, or call (866) 775-9668.

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	(i) U.S. Bancorp’s Remarketed Junior Subordinated Notes and (ii) Stock Purchase Contract to Purchase U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 6.625% junior subordinated debentures due 2039, underlying the 6.625% trust preferred securities of USB Capital XIII (CUSIP No. 90344NAA3)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Preferred Stock	Not Applicable	U.S. Bancorp’s 6.625% junior subordinated debentures due 2039, underlying the 6.625% trust preferred securities of USB Capital XIII (CUSIP No. 90344NAA3)
8/30/06	USB Capital XI and U.S. Bancorp	USB Capital XI’s $765,000,000 6.60% Trust Preferred Securities	U.S. Bancorp’s 6.60% Income Capital Obligation Notes due 2066	U.S. Bancorp’s 6.625% junior subordinated debentures due 2039, underlying the 6.625% trust preferred securities of USB Capital XIII (CUSIP No. 90344NAA3)
12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed- Floating-Rate Exchangeable Non-cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not applicable	U.S. Bancorp’s 6.60% junior subordinated debentures due 2066, underlying 6.60% trust preferred securities of USB Capital XI (CUSIP No. 903300200)
2/1/07	USB Capital XII and U.S. Bancorp	USB Capital XII’s $535,000,000 6.30% Trust Preferred Securities	U.S. Bancorp’s 6.30% Income Capital Obligation Notes due 2067	U.S. Bancorp’s 6.625% junior subordinated debentures due 2039, underlying the 6.625% trust preferred securities of USB Capital XIII (CUSIP No. 90344NAA3)
3/17/08	U.S. Bancorp	U.S. Bancorp’s 20,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 6.625% junior subordinated debentures due 2039, underlying the 6.625% trust preferred securities of USB Capital XIII (CUSIP No. 90344NAA3)
6/10/10	U.S. Bancorp	U.S. Bancorp’s 574,622 Depositary Shares ($1,000 per Depositary Share) each representing a 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 6.625% junior subordinated debentures due 2039, underlying the 6.625% trust preferred securities of USB Capital XIII (CUSIP No. 90344NAA3)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.
(b)	Under certain circumstances, upon the direction of the Office of the Comptroller of the Currency, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 18, 2011, the Company announced that its Board of Directors had approved an authorization to repurchase 50 million shares of common stock through December 31, 2011. On December 13, 2011, the Company announced that its Board of Directors had approved an extension of the date through which shares may be repurchased under this authorization to March 31, 2012. All shares repurchased during the fourth quarter of 2011 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1-31	5,432,743	$24.35	5,432,743	28,962,961
November 1-30	101	25.33	101	28,962,860
December 1-31	340,221	27.01	340,221	28,622,639

Total	5,773,065	$24.51	5,773,065	28,622,639

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2011 Annual Report on page 131 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2011 Annual Report on page 19 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2011 Annual Report on pages 18 to 66 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2011 Annual Report on pages 34 to 56 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2011 Annual Report on pages 67 to 133 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of

Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2011 Annual Report on page 66 under the heading “Controls and Procedures” and on pages 67 and 69 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 54, has served as Chairman of U.S. Bancorp since December 2007, Chief Executive Officer since December 2006 and President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, in 1993 as Executive Vice President.

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 51, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Cecere, 51, has served in this position since February 2007. Until that time, he served as Vice Chairman, Wealth Management and Securities Services of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Mr. Dolan, 50, has served in this position since July 2010. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

Richard C. Hartnack

Mr. Hartnack is Vice Chairman, Consumer and Small Business Banking, of U.S. Bancorp. Mr. Hartnack, 66, has served in this position since April 2005, when he joined U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 49, has served in this position since 2005. From 2003 until 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation since 1999.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman, Commercial Real Estate, of U.S. Bancorp. Mr. Hoesley, 57, has served in this position since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman, Payment Services, of U.S. Bancorp. Ms. Joseph, 52, has served in this position since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

Howell D. McCullough III

Mr. McCullough is Executive Vice President and Chief Strategy Officer of U.S. Bancorp and Head of U.S. Bancorp’s Enterprise Revenue Office. Mr. McCullough, 55, has served in these positions since September 2007. From July 2005 until September 2007, he served as Director of Strategy and Acquisitions of the Payment Services business of U.S. Bancorp. He also served as Chief Financial Officer of the Payment Services business from October 2006 until September 2007. From March 2001 until July 2005, he served as Senior Vice President and Director of Investor Relations at U.S. Bancorp.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 63, has served in this position since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

P.W. Parker

Mr. Parker is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Parker, 55, has served in this position since October 2007. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Payne, 64, has served in this position since November 2010, when he assumed the additional responsibility for Commercial Banking at U.S. Bancorp. From July 2006, when he joined U.S. Bancorp, until November 2010, Mr. Payne served as Vice

Chairman, Corporate Banking at U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 46, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

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

Information in response to this Item 11 can be found in the Company’s Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(1)
Equity compensation plans approved by security holders(2)	79,436,387	$27.42	64,540,960
Equity compensation plans not approved by security holders(3)	2,263,157	—	—

Total	81,699,544	$26.66	64,540,960

(1)	No shares are available for granting future awards under the U.S. Bancorp 2001 Stock Incentive Plan.
The 64,540,960 shares available under the Amended and Restated 2007 Stock Incentive Plan are available for future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 20,697,650 of these shares are available for future grants of awards other than stock options or stock appreciation rights.
(2)	Includes shares underlying stock options, performance-based restricted stock units (awarded to the members of the Company’s managing committee in 2011 and convertible into shares of the Company’s common stock on a one-for-one basis), and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the Amended and Restated 2007 Stock Incentive Plan and the U.S. Bancorp 2001 Stock Incentive Plan. Excludes 137,620 shares, with a weighted-average exercise price of $19.86, underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp.
(3)	These shares of common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. The weighted-average exercise price does not include any assumed price at issuance of shares that may be issuable pursuant to the deferred compensation plans.

The deferred compensation plans allow non-employee directors and members of the Company’s senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock may be received at the time of distribution, at the election of the participant, in the form of shares of U.S. Bancorp common stock. The 2,263,157 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2011. The U.S. Bank Executive Employee Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2011 and 2010

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2011

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2011

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2011

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on January 20, 2010.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2(a)	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.3(a)	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.4(a)	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.5(a)	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.6(a)	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.7(a)	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2)10.8(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.8(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.8(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.8(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.8(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.8(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.8(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.9(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(2)10.9(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan.

(1)(2)10.10(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.10(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.10(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(2)10.10(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan.

(1)(2)10.11(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(2)10.11(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan.

(1)(2)10.12(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.12(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(2)10.12(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan.

(1)(2)10.13(a)

Form of Executive Severance Agreement, effective November 16, 2001, between

U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.13(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.14(a)	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.15(a)	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(a)	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.

(1)(2)10.17(a)	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.18(a)	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.19(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.19(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.20(a)	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.21(a)	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.22(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.

(1)(2)10.22(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.23(a)	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.24(a)	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.25(a)	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.26(a)	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.27(a)	Form of 2007 Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 8-K filed on April 18, 2007.

(1)(2)10.28(a)	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.29(a)	Form of 2008 Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2008.

(1)(2)10.30(a)	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.31(a)	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.32(a)	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.33(a)	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

(1)(2)10.34(a)	Form of 2010 Retention Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 18, 2010.

(1)(2)10.35(a)	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A filed for the quarterly period ended September 30, 2007.

(1)(2)10.36(a)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2011 Annual Report, pages 18 through 145.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 23, 2012, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ RICHARD K. DAVIS

Richard K. Davis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ RICHARD K. DAVIS
Richard K. Davis,
Chairman, President, and Chief Executive Officer (principal executive officer)

/s/ ANDREW CECERE
Andrew Cecere,
Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ CRAIG E. GIFFORD
Craig E. Gifford,
Executive Vice President and Controller (principal accounting officer)

DOUGLAS M. BAKER, JR.*
Douglas M. Baker, Jr., Director

Y. MARC BELTON*
Y. Marc Belton, Director

VICTORIA BUYNISKI GLUCKMAN*
Victoria Buyniski Gluckman, Director

ARTHUR D. COLLINS*
Arthur D. Collins, Jr., Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

JOEL W. JOHNSON*
Joel W. Johnson, Director

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

JERRY W. LEVIN*
Jerry W. Levin, Director

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

RICHARD G. REITEN*
Richard G. Reiten, Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

PATRICK T. STOKES*
Patrick T. Stokes, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

*	Lee R. Mitau, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 23, 2012

By:	/s/ LEE R. MITAU
Lee R. Mitau
Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary