Form 10-Q
period 2012-03-31
US BANCORP \DE\
filed 2012-05-07
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2012 1,894,190,134 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including deterioration in general business and economic conditions; a recurrence of turbulence in the financial markets; continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets; changes in interest rates; deterioration in the credit quality of U.S. Bancorp’s loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in U.S. Bancorp’s investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, interest rate risk, and liquidity risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,690	$2,507	7.3%
Noninterest income	2,239	2,017	11.0
Securities gains (losses), net	–	(5)	*
Total net revenue	4,929	4,519	9.1
Noninterest expense	2,560	2,314	10.6
Provision for credit losses	481	755	(36.3)
Income before taxes	1,888	1,450	30.2
Taxable-equivalent adjustment	56	55	1.8
Applicable income taxes	527	366	44.0
Net income	1,305	1,029	26.8
Net (income) loss attributable to noncontrolling interests	33	17	94.1
Net income attributable to U.S. Bancorp	$1,338	$1,046	27.9
Net income applicable to U.S. Bancorp common shareholders	$1,285	$1,003	28.1
Per Common Share
Earnings per share	$.68	$.52	30.8%
Diluted earnings per share	.67	.52	28.8
Dividends declared per share	.195	.125	56.0
Book value per share	16.94	14.83	14.2
Market value per share	31.68	26.43	19.9
Average common shares outstanding	1,901	1,918	(.9)
Average diluted common shares outstanding	1,910	1,928	(.9)
Financial Ratios
Return on average assets	1.60%	1.38%
Return on average common equity	16.2	14.5
Net interest margin (taxable-equivalent basis) (a)	3.60	3.69
Efficiency ratio (b)	51.9	51.1
Net charge-offs as a percent of average loans outstanding	1.09	1.65
Average Balances
Loans	$210,161	$197,570	6.4%
Loans held for sale	6,879	6,104	12.7
Investment securities (c)	71,476	56,405	26.7
Earning assets	300,044	273,940	9.5
Assets	336,287	307,896	9.2
Noninterest-bearing deposits	63,583	44,189	43.9
Deposits	228,284	204,305	11.7
Short-term borrowings	29,062	32,203	(9.8)
Long-term debt	31,551	31,567	(.1)
Total U.S. Bancorp shareholders’ equity	35,415	30,009	18.0

	March 31, 2012	December 31, 2011
Period End Balances
Loans	$211,919	$209,835	1.0%
Investment securities	74,254	70,814	4.9
Assets	340,762	340,122	.2
Deposits	233,553	230,885	1.2
Long-term debt	30,395	31,953	(4.9)
Total U.S. Bancorp shareholders’ equity	35,900	33,978	5.7
Asset Quality
Nonperforming assets	$3,454	$3,774	(8.5)
Allowance for credit losses	4,919	5,014	(1.9)
Allowance for credit losses as a percentage of period-end loans	2.32%	2.39%
Capital Ratios
Tier 1 capital	10.9%	10.8%
Total risk-based capital	13.3	13.3
Leverage	9.2	9.1
Tangible common equity to tangible assets (d)	6.9	6.6
Tangible common equity to risk-weighted assets (d)	8.3	8.1
Tier 1 common equity to risk-weighted assets using Basel I definition (d)	8.7	8.6
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (d)	8.4	8.2

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses
(d)	See Non-GAAP Financial Measures beginning on page 29.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.3 billion for the first quarter of 2012, or $.67 per diluted common share, compared with $1.0 billion, or $.52 per diluted common share for the first quarter of 2011. Return on average assets and return on average common equity were 1.60 percent and 16.2 percent, respectively, for the first quarter of 2012, compared with 1.38 percent and 14.5 percent, respectively, for the first quarter of 2011. Included in the first quarter of 2011 was a $46 million gain related to the acquisition of First Community Bank of New Mexico (“FCB”) in a transaction with the Federal Deposit Insurance Corporation (“FDIC”). The provision for credit losses was $90 million lower than net charge-offs for the first quarter of 2012, compared with $50 million lower than net charge-offs for the first quarter of 2011.

Total net revenue, on a taxable-equivalent basis, for the first quarter of 2012 was $410 million (9.1 percent) higher than the first quarter of 2011, reflecting a 7.3 percent increase in net interest income and an 11.3 percent increase in noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher mortgage banking revenue, merchant processing services revenue, commercial products revenue and deposit service charges, partially offset by a reduction in credit and debit card revenue and ATM processing services revenue.

Noninterest expense in the first quarter of 2012 was $246 million (10.6 percent) higher than the first quarter of 2011, primarily due to higher compensation expense, employee benefits costs, marketing and business development expense and regulatory and insurance-related costs.

The provision for credit losses for the first quarter of 2012 of $481 million was $274 million (36.3 percent) lower than the first quarter of 2011. Net charge-offs in the first quarter of 2012 were $571 million, compared with $805 million in the first quarter of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the

Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the first quarter of 2012, compared with $2.5 billion in the first quarter of 2011. The $183 million (7.3 percent) increase was primarily the result of growth in average earning assets and lower cost core deposit funding. Average earning assets were $26.1 billion (9.5 percent) higher in the first quarter of 2012, compared with the first quarter of 2011, driven by increases of $15.1 billion (26.7 percent) in investment securities and $12.6 billion (6.4 percent) in loans, partially offset by a reduction in cash balances held at the Federal Reserve. The net interest margin in the first quarter of 2012 was 3.60 percent, compared with 3.69 percent in the first quarter of 2011. The decrease in the net interest margin from the first quarter of 2011 reflected increased investment securities held for liquidity purposes and lower loan yields, partially offset by a reduction in cash balances held at the Federal Reserve and inclusion of credit card balance transfer fees in interest income beginning in the first quarter of 2012. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Total average loans for the first quarter of 2012 were $12.6 billion (6.4 percent) higher than the first quarter of 2011, driven by growth in residential mortgages (19.1 percent), commercial loans (17.3 percent), credit card loans (4.1 percent) and commercial real estate loans (2.3 percent). These increases were driven by higher demand for loans from new and existing customers. Also, in late December of 2011, the Company purchased approximately $700 million of consumer credit cards. The purchase increased first quarter of 2012 average credit card balances by approximately $623 million. The increases were partially offset by declines in other retail loans (.4 percent) and loans covered by loss sharing agreements with the FDIC (17.8 percent). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) were $14.5 billion in the first quarter of 2012, compared with $17.6 billion in the same period of 2011.

U. S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31,
(Dollars in Millions)	2012	2011	Percent Change
Credit and debit card revenue	$202	$267	(24.3)%
Corporate payment products revenue	175	175	–
Merchant processing services	337	301	12.0
ATM processing services	87	112	(22.3)
Trust and investment management fees	252	256	(1.6)
Deposit service charges	153	143	7.0
Treasury management fees	134	137	(2.2)
Commercial products revenue	211	191	10.5
Mortgage banking revenue	452	199	*
Investment products fees and commissions	35	32	9.4
Securities gains (losses), net	–	(5)	*
Other	201	204	(1.5)
Total noninterest income	$2,239	$2,012	11.3%
*	Not meaningful.

Average investment securities in the first quarter of 2012 were $15.1 billion (26.7 percent) higher than the first quarter of 2011, primarily due to purchases of government agency mortgage-backed securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.

Average total deposits for the first quarter of 2012 were $24.0 billion (11.7 percent) higher than the first quarter of 2011. Average noninterest-bearing deposits for the first quarter of 2012 were $19.4 billion (43.9 percent) higher than the same period of 2011, with growth in average balances in a majority of the lines of business, including Wholesale Banking and Commercial Real Estate, Wealth Management and Securities Services, and Consumer and Small Business Banking. Average total savings deposits were $8.6 billion (7.6 percent) higher in the first quarter of 2012, compared with the first quarter of 2011, primarily due to growth in corporate and institutional trust balances, as well as an increase in Consumer and Small Business Banking balances, partially offset by lower broker-dealer and government banking balances. Average time certificates of deposit less than $100,000 were slightly lower, while time deposits greater than $100,000 were $3.7 billion (11.9 percent) lower in the first quarter of 2012, compared with the first quarter of 2011, principally in corporate and institutional trust average balances.

Provision for Credit Losses The provision for credit losses for the first quarter of 2012 decreased $274 million (36.3 percent) from the first quarter of 2011. Net charge-offs decreased $234 million (29.1 percent) in the first quarter of 2012, compared with the first quarter of 2011, principally due to improvement in the commercial, commercial real estate, and credit card portfolios. The provision for credit losses was lower than net charge-offs by $90 million in the first quarter of 2012, compared with

$50 million lower than net charge-offs in the first quarter of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2012 was $2.2 billion, compared with $2.0 billion in the first quarter of 2011. The $227 million (11.3 percent) increase was primarily driven by strong growth in mortgage banking revenue, principally due to higher origination and sales revenue. In addition, merchant processing services revenue increased, principally due to increased transaction volumes and legislative-mitigation efforts. Deposit service charges were higher, reflecting product redesign initiatives and account growth. Commercial products revenue was also higher, the result of higher loan syndication and bond underwriting fees. Offsetting these positive variances was a decrease in credit and debit card revenue, due to lower debit card interchange fees as a result of fourth quarter of 2011 legislation (estimated impact of $76 million in the first quarter of 2012), net of mitigation efforts, and the impact of the inclusion of credit card balance transfer fees in interest income beginning this year (approximately $20 million in the first quarter of 2012), partially offset by higher transaction volumes. ATM processing services revenue was lower than a year ago, due to excluding from revenue surcharge fees the Company passes through to others rather than reporting those amounts in occupancy expense as in previous periods. Other income was similar to 2011, as the FCB gain and a gain related to the Company’s investment in Visa Inc. recorded in the first quarter of 2011, were offset by higher equity investment income and retail lease residual revenue in the first quarter of 2012.

4	U. S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2012	2011	Percent Change
Compensation	$1,052	$959	9.7%
Employee benefits	260	230	13.0
Net occupancy and equipment	220	249	(11.6)
Professional services	84	70	20.0
Marketing and business development	109	65	67.7
Technology and communications	201	185	8.6
Postage, printing and supplies	74	74	–
Other intangibles	71	75	(5.3)
Other	489	407	20.1
Total noninterest expense	$2,560	$2,314	10.6%
Efficiency ratio (a)	51.9%	51.1%
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Noninterest Expense Noninterest expense was $2.6 billion in the first quarter of 2012, compared with $2.3 billion in the first quarter of 2011, an increase of $246 million (10.6 percent). The increase in noninterest expense from a year ago was principally due to higher compensation expense, employee benefits expense, marketing and business development expense and other expense. Compensation expense increased primarily as a result of growth in staffing related to branch expansion, mortgage sales-related activities, and mortgage compliance-related and other business initiatives, in addition to merit increases. Employee benefits expense increased due to higher pension costs and the impact of additional staffing. Marketing and business development expense increased due to the timing of charitable contributions and payments-related initiatives. Professional services expense was higher as a result of technology and mortgage servicing-related projects. Technology and communications expense was higher due to business expansion and technology projects. In addition, other expense increased over the prior year, driven by regulatory and insurance-related costs. These increases were partially offset by a decrease in net occupancy and equipment expense, principally reflecting the change in presentation of ATM surcharge revenue passed through to others.

Income Tax Expense The provision for income taxes was $527 million (an effective rate of 28.8 percent) for the first quarter of 2012, compared with $366 million (an effective rate of 26.2 percent) for the first quarter of 2011. The increase in the effective tax rate for the first quarter of 2012, compared with the same period of the prior year, principally reflected the impact of higher pretax earnings year-over-year. For further information on income taxes, refer to Note 9 of the

Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $211.9 billion at March 31, 2012, compared with $209.8 billion at December 31, 2011, an increase of $2.1 billion (1.0 percent). The increase was driven primarily by increases in commercial loans, residential mortgages and commercial real estate loans, partially offset by lower credit card, other retail and covered loans. The $2.1 billion (3.8 percent) increase in commercial loans was driven by higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $1.4 billion (3.7 percent) at March 31, 2012, compared with December 31, 2011, reflecting origination and refinancing activity due to the low interest rate environment. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.

Commercial real estate loans increased $251 million (.7 percent) at March 31, 2012, compared with December 31, 2011, reflecting higher demand from new and existing customers and acquired balances.

Total credit card loans decreased $788 million (4.5 percent) at March 31, 2012, compared with December 31, 2011, the result of customers spending less and paying down their balances. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $270 million (.6 percent) at March 31, 2012, compared with December 31, 2011. The decrease was primarily driven by lower home equity balances.

U. S. Bancorp	5

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $5.3 billion at March 31, 2012, compared with $7.2 billion at December 31, 2011. The decrease in loans held for sale was principally due to a higher amount of residential mortgage loan sales during the first quarter of 2012, as compared with the previous quarter.

Most of the residential mortgage loans the Company originates follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government sponsored enterprises (“GSEs”). The Company also originates residential mortgages that follow its own investment guidelines, primarily well secured jumbo mortgages to borrowers with high credit quality, and near-prime non-conforming mortgages, with the intent to hold such loans in the loan portfolio. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, it is transferred to loans held for sale.

Investment Securities Investment securities totaled $74.3 billion at March 31, 2012, compared with $70.8 billion at December 31, 2011. The $3.5 billion (4.9 percent) increase primarily reflected $3.1 billion of net investment purchases and a $307 million favorable change in unrealized gains (losses) on available-for-sale investment securities. Held-to-maturity securities were $21.5 billion at March 31, 2012, compared with $18.9 billion at December 31, 2011, primarily reflecting growth in government agency mortgage-backed securities, as the Company continued to increase its on-balance sheet liquidity in response to anticipated regulatory requirements.

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At March 31, 2012, the Company’s net unrealized gain on available-for-sale securities was $888 million, compared with $581 million at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair value of state and political, corporate debt and perpetual preferred securities. Unrealized losses on available-for-sale securities in an unrealized loss position totaled $525 million at March 31, 2012, compared with $691 million at December 31, 2011. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets and market conditions. At March 31, 2012, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $9 million of impairment charges in earnings during the first quarter of 2012, predominately on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows primarily resulting from increases in defaults in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 2 and 11 in the Notes to Consolidated Financial Statements for further information on investment securities.

6	U. S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2012 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$182	$183	.4	1.72%	$50	$50	.8	.61%
Maturing after one year through five years	531	536	1.8	.94	2,449	2,478	1.9	1.00
Maturing after five years through ten years	50	54	7.9	4.12	–	–	–	–
Maturing after ten years	87	88	11.0	2.81	60	60	12.9	2.08
Total	$850	$861	2.8	1.48%	$2,559	$2,588	2.2	1.02%
Mortgage-Backed Securities (a)
Maturing in one year or less	$1,081	$1,081	.7	2.13%	$160	$160	.5	1.54%
Maturing after one year through five years	34,167	35,028	3.3	2.62	15,729	16,009	3.8	2.44
Maturing after five years through ten years	6,152	6,025	6.8	2.31	2,331	2,380	5.6	1.66
Maturing after ten years	888	859	12.4	1.81	519	531	12.0	1.43
Total	$42,288	$42,993	3.9	2.54%	$18,739	$19,080	4.2	2.31%
Asset-Backed Securities (a)
Maturing in one year or less	$25	$35	.6	15.32%	$11	$14	.9	1.30%
Maturing after one year through five years	195	213	3.8	10.81	17	15	3.6	.93
Maturing after five years through ten years	634	646	8.0	3.37	9	11	7.6	.86
Maturing after ten years	9	8	11.6	12.61	20	25	22.4	.96
Total	$863	$902	6.9	5.49%	$57	$65	10.5	1.00%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$86	$86	.5	1.82%	$–	$–	.4	8.31%
Maturing after one year through five years	4,431	4,611	4.0	6.77	7	7	3.5	7.13
Maturing after five years through ten years	1,580	1,648	5.7	6.82	1	2	6.6	7.68
Maturing after ten years	170	164	19.7	8.05	14	14	14.9	5.54
Total	$6,267	$6,509	4.8	6.75%	$22	$23	11.0	6.14%
Other Debt Securities
Maturing in one year or less	$116	$110	.2	6.24%	$5	$4	.6	1.31%
Maturing after one year through five years	–	–	–	–	94	89	4.0	1.38
Maturing after five years through ten years	25	24	5.6	6.38	29	13	8.6	1.26
Maturing after ten years	1,148	997	27.6	3.63	–	–	–	–
Total	$1,289	$1,131	24.7	3.92%	$128	$106	4.9	1.35%
Other Investments	$304	$353	11.5	3.47%	$–	$–	–	–%
Total investment securities (d)	$51,861	$52,749	4.6	3.13%	$21,505	$21,862	4.0	2.15%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and politicial subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.2 years at December 31, 2011, with a corresponding weighted-average yield of 3.19 percent. The weighted-average maturity of the held-to-maturity investment securities was 3.9 years at December 31, 2011, with a corresponding weighted-average yield of 2.21 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2012		December 31, 2011
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$3,409	4.6%	$3,605	5.1%
Mortgage-backed securities	61,027	83.2	57,561	82.0
Asset-backed securities	920	1.3	949	1.4
Obligations of state and political subdivisions	6,289	8.6	6,417	9.1
Other debt securities and investments	1,721	2.3	1,701	2.4
Total investment securities	$73,366	100.0%	$70,233	100.0%

U. S. Bancorp	7

Deposits Total deposits were $233.6 billion at March 31, 2012, compared with $230.9 billion at December 31, 2011, the result of increases in interest checking, savings and money market deposits, partially offset by a decrease in noninterest bearing deposits. Interest checking balances increased $3.8 billion (8.2 percent) primarily due to higher Consumer and Small Business Banking, and broker-dealer balances. Savings account balances increased $1.7 billion (6.2 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking that includes multiple bank products in a package. Money market balances increased $700 million (1.5 percent) primarily due to higher broker-dealer balances. Noninterest-bearing deposits decreased $3.6 billion (5.2 percent), primarily due to a decrease in corporate trust balances. Interest-bearing time deposits increased $56 million (.1 percent) at March 31, 2012, compared with December 31, 2011.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $27.5 billion at March 31, 2012, compared with $30.5 billion at December 31, 2011. The $3.0 billion (9.9 percent) decrease in short-term borrowings was primarily in commercial paper and repurchase agreements and reflected reduced borrowing needs as a result of increases in deposits. Long-term debt was $30.4 billion at March 31, 2012, compared with $32.0 billion at December 31, 2011. The $1.6 billion (4.9 percent) decrease was primarily due to $1.1 billion of medium-term note maturities, $.9 billion of redemptions of junior subordinated debentures and a $.7 billion decrease in Federal Home Loan Bank advances, partially offset by a $1.0 billion issuance of medium-term notes. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview  Managing risks is an essential part of successfully operating a financial services company. The Company’s most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, legal and compliance, processing errors, technology, breaches of internal controls and in data security, and business continuation and disaster recovery. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, certain mortgage loans held for sale, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. Further, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of these factors.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product, real estate values and consumer bankruptcy filings.

In addition, credit quality ratings as defined by the Company, are an important part of the Company’s

8	U. S. Bancorp

overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including all of the Company’s loans that are 90 days or more past due and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. The decline in housing prices over the past several years has deteriorated the collateral support of the residential mortgage, home equity and second mortgage portfolios. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 3 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a more detailed discussion on credit risk management processes.

The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans. The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment.

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15 year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10 year amortization period. At March 31, 2012, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

The covered loan segment represents loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC that greatly reduce the risk of future credit losses to the Company. Key risk

U. S. Bancorp	9

characteristics for covered segment loans are consistent with the segment they would otherwise be included in had the loss share coverage not been in place, but consider the indemnification provided by the FDIC.

The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential mortgages, credit card loans and other retail loans. The covered loan segment consists of only one class.

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, indirect lending, portfolio acquisitions and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

The Company estimates updated LTV information quarterly, based on a method that combines automated valuation model updates and relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current estimate of property value. For home equity and second mortgages, combined loan-to-value (“CLTV”) is the combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have a LTV or CLTV primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by distribution channel and type at March 31, 2012:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Consumer Finance
Less than or equal to 80%	$694	$4,644	$5,338	40.4%
Over 80% through 90%	330	2,678	3,008	22.8
Over 90% through 100%	201	1,456	1,657	12.6
Over 100%	715	2,476	3,191	24.2
No LTV available	–	1	1	–
Total	$1,940	$11,255	$13,195	100.0%
Other
Less than or equal to 80%	$850	$13,477	$14,327	56.8%
Over 80% through 90%	265	2,365	2,630	10.4
Over 90% through 100%	245	1,099	1,344	5.3
Over 100%	597	1,283	1,880	7.4
No LTV available	–	126	126	.5
Loans purchased from GNMA mortgage pools (a)	–	4,939	4,939	19.6
Total	$1,957	$23,289	$25,246	100.0%
Total Company
Less than or equal to 80%	$1,544	$18,121	$19,665	51.2%
Over 80% through 90%	595	5,043	5,638	14.7
Over 90% through 100%	446	2,555	3,001	7.8
Over 100%	1,312	3,759	5,071	13.2
No LTV available	–	127	127	.3
Loans purchased from GNMA mortgage pools (a)	–	4,939	4,939	12.8
Total	$3,897	$34,544	$38,441	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Consumer Finance
Less than or equal to 80%	$661	$55	$716	30.7%
Over 80% through 90%	359	43	402	17.2
Over 90% through 100%	225	57	282	12.1
Over 100%	590	340	930	39.8
No LTV/CLTV available	3	2	5	.2
Total	$1,838	$497	$2,335	100.0%
Other
Less than or equal to 80%	$6,337	$563	$6,900	44.9%
Over 80% through 90%	2,223	228	2,451	16.0
Over 90% through 100%	1,801	231	2,032	13.2
Over 100%	3,043	550	3,593	23.4
No LTV/CLTV available	353	33	386	2.5
Total	$13,757	$1,605	$15,362	100.0%
Total Company
Less than or equal to 80%	$6,998	$618	$7,616	43.0%
Over 80% through 90%	2,582	271	2,853	16.1
Over 90% through 100%	2,026	288	2,314	13.1
Over 100%	3,633	890	4,523	25.6
No LTV/CLTV available	356	35	391	2.2
Total	$15,595	$2,102	$17,697	100.0%

Within the consumer finance division, at March 31, 2012, approximately $1.8 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.9 billion at December 31, 2011. In addition to residential mortgages, at March 31, 2012, the consumer finance division had $.4 billion of home equity and

10	U. S. Bancorp

second mortgage loans to customers that may be defined as sub-prime borrowers, compared with $.5 billion at December 31, 2011.

The following table provides further information on the LTVs of residential mortgages, specifically for the consumer finance division, at March 31, 2012:

(Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Division
Sub-Prime Borrowers
Less than or equal to 80%	$2	$494	$496	3.8%
Over 80% through 90%	1	242	243	1.8
Over 90% through 100%	2	253	255	1.9
Over 100%	11	792	803	6.1
Total	$16	$1,781	$1,797	13.6%
Other Borrowers
Less than or equal to 80%	$692	$4,150	$4,842	36.7%
Over 80% through 90%	329	2,436	2,765	21.0
Over 90% through 100%	199	1,203	1,402	10.6
Over 100%	704	1,684	2,388	18.1
No LTV available	–	1	1	–
Total	$1,924	$9,474	$11,398	86.4%
Total Consumer Finance	$1,940	$11,255	$13,195	100.0%

The following table provides further information on the LTVs of home equity and second mortgages specifically for the consumer finance division at March 31, 2012:

(Dollars in Millions)	Lines	Loans	Total	Percent of Total
Sub-Prime Borrowers
Less than or equal to 80%	$37	$28	$65	2.7%
Over 80% through 90%	17	20	37	1.6
Over 90% through 100%	17	34	51	2.2
Over 100%	58	217	275	11.8
No LTV/CLTV available	–	2	2	.1
Total	$129	$301	$430	18.4%
Other Borrowers
Less than or equal to 80%	$624	$27	$651	27.9%
Over 80% through 90%	342	23	365	15.6
Over 90% through 100%	208	23	231	9.9
Over 100%	532	123	655	28.1
No LTV/CLTV available	3	–	3	.1
Total	$1,709	$196	$1,905	81.6%
Total Consumer Finance	$1,838	$497	$2,335	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .7 percent of total assets at March 31, 2012, unchanged from December 31, 2011. Covered loans included $1.4 billion in loans with negative-amortization payment options at March 31, 2012, compared with $1.5 billion at December 31, 2011. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $17.7 billion at March 31, 2012, compared with $18.1 billion at December 31, 2011, and included $5.1 billion of home equity lines in a first lien position and $12.6 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2012, included approximately $3.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $8.9 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens on approximately 65 percent of the total portfolio at March 31, 2012, using information the Company has as the servicer of the first lien or information it received from its primary regulator on loans serviced by other large servicers. The Company uses this information to estimate the first lien status on the remainder of the portfolio. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and weighted average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2012:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,679	$8,872	$12,551
Percent 30–89 days past due	1.35%	1.82%	1.68%
Percent 90 days or more past due	.69%	.82%	.78%
Weighted-average CLTV	92%	90%	90%
Weighted-average credit score	760	756	758

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U. S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2012	December 31, 2011
Commercial
Commercial	.08%	.09%
Lease financing	–	–
Total commercial	.08	.08
Commercial Real Estate
Commercial mortgages	.03	.02
Construction and development	.14	.13
Total commercial real estate	.04	.04
Residential Mortgages (a)	.79	.98
Credit Card	1.33	1.36
Other Retail
Retail leasing	.02	.02
Other	.38	.43
Total other retail (b)	.34	.38
Total loans, excluding covered loans	.38	.43
Covered Loans	5.23	6.15
Total loans	.70%	.84%

90 days or more past due including nonperforming loans	March 31, 2012	December 31, 2011
Commercial	.61%	.63%
Commercial real estate	2.15	2.55
Residential mortgages (a)	2.58	2.73
Credit card	2.58	2.65
Other retail (b)	.48	.52
Total loans, excluding covered loans	1.40	1.54
Covered loans	10.86	12.42
Total loans	2.04%	2.30%
(a)	Delinquent loan ratios exclude $2.7 billion at March 31, 2012, and $2.6 billion at December 31, 2011, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.69 percent at March 31, 2012, and 9.84 percent at December 31, 2011.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including nonperforming loans was .96 percent at March 31, 2012, and .99 percent at December 31, 2011.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.5 billion ($750 million excluding covered loans) at March 31, 2012, compared with $1.8 billion ($843 million excluding covered loans) at December 31, 2011. These balances exclude loans purchased from Government National Mortgage Association mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The $93 million (11.0 percent) decrease, excluding covered loans, reflected improvement in residential mortgages and credit card loan portfolios during the first three months of 2012. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .70 percent (.38 percent excluding covered loans) at March 31, 2012, compared with .84 percent (.43 percent excluding covered loans) at December 31, 2011.

12	U. S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Residential Mortgages (a)
30-89 days	$365	$404	.95%	1.09%
90 days or more	304	364	.79	.98
Nonperforming	686	650	1.78	1.75
Total	$1,355	$1,418	3.52%	3.82%
Credit Card
30-89 days	$208	$238	1.26%	1.37%
90 days or more	221	236	1.33	1.36
Nonperforming	207	224	1.25	1.29
Total	$636	$698	3.84%	4.02%
Other Retail
Retail Leasing
30-89 days	$6	$10	.12%	.19%
90 days or more	1	1	.02	.02
Nonperforming	–	–	–	–
Total	$7	$11	.14%	.21%
Home Equity and Second Mortgages
30-89 days	$146	$162	.82%	.90%
90 days or more	120	133	.68	.73
Nonperforming	40	40	.23	.22
Total	$306	$335	1.73%	1.85%
Other (b)
30-89 days	$127	$168	.51%	.68%
90 days or more	43	50	.17	.20
Nonperforming	25	27	.10	.11
Total	$195	$245	.78%	.99%
(a)	Excludes $2.7 billion and $2.6 billion at March 31, 2012, and December 31, 2011, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides information on delinquent and nonperforming consumer lending loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Consumer Lending
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Residential Mortgages (a)
30-89 days	1.65%	1.87%	.58%	.67%
90 days or more	1.33	1.71	.51	.59
Nonperforming	2.64	2.50	1.34	1.35
Total	5.62%	6.08%	2.43%	2.61%
Credit Card
30-89 days	–%	–%	1.26%	1.37%
90 days or more	–	–	1.33	1.36
Nonperforming	–	–	1.25	1.29
Total	–%	–%	3.84%	4.02%
Other Retail
Retail Leasing
30-89 days	–%	–%	.12%	.19%
90 days or more	–	–	.02	.02
Nonperforming	–	–	–	–
Total	–%	–%	.14%	.21%
Home Equity and Second Mortgages
30-89 days	1.67%	2.01%	.70%	.73%
90 days or more	1.24	1.42	.59	.63
Nonperforming	.22	.21	.23	.22
Total	3.13%	3.64%	1.52%	1.58%
Other (b)
30-89 days	4.20%	4.92%	.45%	.60%
90 days or more	.74	.90	.16	.19
Nonperforming	–	–	.10	.11
Total	4.94%	5.82%	.71%	.90%
(a)	Excludes loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

U. S. Bancorp	13

Within the consumer finance division at March 31, 2012, approximately $331 million and $46 million of these delinquent residential mortgages, and home equity and other retail loans, respectively, were to customers that may be defined as sub-prime borrowers, compared with $363 million and $63 million, respectively, at December 31, 2011.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
30-89 days	$267	$362	1.89%	2.45%
90 days or more	742	910	5.23	6.15
Nonperforming	798	926	5.63	6.26
Total	$1,807	$2,198	12.75%	14.86%

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

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company participates in the

U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify their loan and achieve more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, and other internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs.

Credit card and other retail loan modifications are generally part of distinct restructuring programs. The Company offers a workout program providing customers modification solutions over a specified time period, generally up to 60 months. The Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months.

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

14	U. S. Bancorp

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2012	Performing	30-89 Days	90 Days or more	Nonperforming		Total
(Dollars in Millions)	TDRs	Past Due	Past Due	TDRs		TDRs
Commercial	$257	4.7%	1.8%	$123	(a)	$380
Commercial real estate	630	.6	–	269	(b)	899
Residential mortgages	2,017	6.1	5.1	191		2,208	(d)
Credit card	353	10.2	10.2	207	(c)	560
Other retail	123	8.7	7.4	26	(c)	149	(e)
TDRs, excluding GNMA and covered loans	3,380	5.5	4.5	816		4,196
Loans purchased from GNMA mortgage pools	1,288	10.1	31.6	–		1,288	(f)
Covered loans	387	4.2	5.5	284		671
Total	$5,055	6.6%	11.5%	$1,100		$6,155
(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $97 million of residential mortgage loans in trial period arrangements at March 31, 2012.
(e)	Includes $2 million of home equity and second mortgage loans in trial period arrangements at March 31, 2012.
(f)	Includes $213 million of Federal Housing Association and Department of Veterans Affairs residential mortgage loans in trial period arrangements at March 31, 2012.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs in limited circumstances to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at March 31, 2012.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms or those that have not met the performance period required to return to accrual status, other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income.

At March 31, 2012, total nonperforming assets were $3.5 billion, compared with $3.8 billion at December 31, 2011. Excluding covered assets, nonperforming assets were $2.4 billion at March 31, 2012, compared with $2.6 billion at December 31, 2011. The $151 million (5.9 percent) decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in nonperforming construction and development loans, partially offset by higher nonperforming residential mortgages as stress continued in the residential mortgage portfolios due to the continued decline in home values. Nonperforming covered assets at March 31, 2012, were $1.1 billion, compared with $1.2 billion at December 31, 2011. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was 1.63 percent (1.22 percent excluding covered assets) at March 31, 2012, compared with 1.79 percent (1.32 percent excluding covered assets) at December 31, 2011. The Company expects total nonperforming assets to trend lower in the second quarter of 2012.

U. S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2012	December 31, 2011
Commercial
Commercial	$280	$280
Lease financing	31	32
Total commercial	311	312
Commercial Real Estate
Commercial mortgages	380	354
Construction and development	379	545
Total commercial real estate	759	899
Residential Mortgages (b)	686	650
Credit Card	207	224
Other Retail
Retail leasing	–	–
Other	65	67
Total other retail	65	67
Total nonperforming loans, excluding covered loans	2,028	2,152
Covered Loans	798	926
Total nonperforming loans	2,826	3,078
Other Real Estate (c)(d)	377	404
Covered Other Real Estate (d)	233	274
Other Assets	18	18
Total nonperforming assets	$3,454	$3,774
Total nonperforming assets, excluding covered assets	$2,423	$2,574
Excluding covered assets:
Accruing loans 90 days or more past due (b)	$750	$843
Nonperforming loans to total loans	1.03%	1.10%
Nonperforming assets to total loans plus other real estate (c)	1.22%	1.32%
Including covered assets:
Accruing loans 90 days or more past due (b)	$1,492	$1,753
Nonperforming loans to total loans	1.33%	1.47%
Nonperforming assets to total loans plus other real estate (c)	1.63%	1.79%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages (f)	Covered Assets	Total
Balance December 31, 2011	$1,475	$1,099	$1,200	$3,774
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties (g)	317	211	77	605
Advances on loans	9	–	–	9
Total additions	326	211	77	614
Reductions in nonperforming assets
Paydowns, payoffs	(207)	(73)	(145)	(425)
Net sales	(107)	(23)	(79)	(209)
Return to performing status	(7)	(23)	(25)	(55)
Charge-offs (e)	(167)	(81)	3	(245)
Total reductions	(488)	(200)	(246)	(934)
Net additions to (reductions in) nonperforming assets	(162)	11	(169)	(320)
Balance March 31, 2012	$1,313	$1,110	$1,031	$3,454
(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.7 billion and $2.6 billion at March 31, 2012, and December 31, 2011, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $773 million and $692 million at March 31, 2012, and December 31, 2011, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(f)	Residential mortgage information excludes changes related to residential mortgages serviced by others.
(g)	Includes $33 million of nonperforming assets acquired in the first quarter 2012 acquisition of BankEast, a subsidiary of BankEast Corporation, from the FDIC.

16	U. S. Bancorp

Other real estate, excluding covered assets, was $377 million at March 31, 2012, compared with $404 million at December 31, 2011, and was related to foreclosed properties that previously secured loan balances.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Residential
Minnesota	$21	$22	.37%	.39%
California	12	16	.16	.22
Illinois	11	10	.34	.31
Missouri	9	7	.34	.26
Ohio	6	6	.25	.25
All other states	81	90	.23	.26
Total residential	140	151	.25	.27
Commercial
Nevada	41	44	3.06	3.13
California	30	26	.20	.18
Connecticut	25	25	4.73	4.78
Ohio	19	18	.40	.38
Arizona	15	16	1.40	1.41
All other states	107	124	.15	.18
Total commercial	237	253	.25	.27
Total	$377	$404	.19%	.21%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $571 million for the first quarter of 2012, compared with $805 million for the first quarter of 2011. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2012 was 1.09 percent, compared with 1.65 percent for the first quarter of 2011. The decrease in total net charge-offs for the first quarter 2012, compared with the first quarter of 2011, was due to improvement in all loan portfolios, as economic conditions continue to slowly improve. Given current economic conditions, the Company expects the level of net charge-offs to be modestly lower in the second quarter of 2012.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2012 were $157 million (.68 percent of average loans outstanding on an annualized basis), compared with $264 million (1.28 percent of average loans outstanding on an annualized basis) for the first quarter of 2011. The decrease reflected the impact of efforts to resolve and reduce exposure to problem assets in the Company’s commercial real estate portfolios and improvement in the other commercial portfolios due to the stabilizing economy.

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31,
	2012	2011
Commercial
Commercial	.61%	1.19%
Lease financing	.55	.94
Total commercial	.61	1.16
Commercial Real Estate
Commercial mortgages	.47	.59
Construction and development	2.38	4.61
Total commercial real estate	.79	1.44
Residential Mortgages	1.19	1.65
Credit Card (a)	4.05	6.21
Other Retail
Retail leasing	.08	.09
Home equity and second mortgages	1.66	1.75
Other	.92	1.33
Total other retail	1.11	1.37
Total loans, excluding covered loans	1.17	1.81
Covered Loans	.03	.05
Total loans	1.09%	1.65%
(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.21 percent and 6.45 percent for the three months ended March 31, 2012 and 2011, respectively.

U. S. Bancorp	17

Residential mortgage loan net charge-offs for the first quarter of 2012 were $112 million (1.19 percent of average loans outstanding on an annualized basis), compared with $129 million (1.65 percent of average loans outstanding on an annualized basis) for the first quarter of 2011. Credit card loan net charge-offs for the first quarter of 2012 were $169 million (4.05 percent of average loans outstanding on an annualized basis), compared with $247 million (6.21 percent of average loans outstanding on an annualized basis) for the first quarter of 2011. Other retail loan net charge-offs for the first quarter of 2012 were $132 million (1.11 percent of average loans outstanding on an annualized basis), compared with $163 million (1.37 percent of average loans outstanding on an annualized basis) for the first quarter of 2011. The decrease in total residential mortgage, credit card and other retail loan net charge-offs for the first quarter of 2012, compared with the first quarter of 2011, reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding managed by the consumer finance division, compared with other consumer lending loans:

	Three Months Ended March 31,
	Average Loans		Percent of Average Loans
(Dollars in Millions)	2012	2011	2012	2011
Consumer Finance
Residential mortgages	$13,101	$11,895	2.39%	3.20%
Home equity and second mortgages	2,355	2,507	3.93	5.01
Other	419	606	3.84	4.68
Other Consumer Lending
Residential mortgages	$24,730	$19,882	.55%	.71%
Home equity and second mortgages	15,578	16,294	1.32	1.24
Other	24,483	24,085	.87	1.25
Total Company
Residential mortgages	$37,831	$31,777	1.19%	1.65%
Home equity and second mortgages	17,933	18,801	1.66	1.75
Other (a)	24,902	24,691	.92	1.33
(a)	Includes revolving credit, installment, automobile and student loans.

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended March 31,
	Average Loans		Percent of Average Loans
(Dollars in Millions)	2012	2011	2012	2011
Residential mortgages
Sub-prime borrowers	$1,816	$2,081	5.76%	6.43%
Other borrowers	11,285	9,814	1.85	2.52
Total	$13,101	$11,895	2.39%	3.20%
Home equity and second mortgages
Sub-prime borrowers	$437	$527	8.28%	10.77%
Other borrowers	1,918	1,980	2.94	3.48
Total	$2,355	$2,507	3.93%	5.01%

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. The Company currently uses an 11-year period of historical losses in considering actual loss experience. This timeframe and the results of the analysis are evaluated quarterly to determine the appropriateness. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for collateral-dependent loans. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.

The allowance recorded for purchased impaired and TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and historical losses, adjusted for current trends.

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2012, the Company serviced the first lien on 29 percent of the home equity loans and lines in a junior lien position and receives information from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry. As a result, at March 31, 2012, the Company had information on the status of the first liens related to approximately 65 percent of the home equity loans and lines in a junior lien position. The Company uses this information to estimate the first lien status on the remainder of the portfolio. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in

18	U. S. Bancorp

determining the allowance for credit losses. At March 31, 2012, the Company knew the related first lien was delinquent or modified on $282 million of the home equity loans and lines in a junior lien position or 1.6 percent of the total home equity portfolio. Based on this information, the Company estimated $467 million or 2.6 percent of the total home equity portfolio at March 31, 2012, represented junior liens where the first lien was delinquent or modified. In addition, the Company had $15 million of junior liens at March 31, 2012, that were not considered seriously delinquent (180 days or more past due) where the Company had information that the first lien was seriously delinquent. These junior liens continue to accrue interest. The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company to establish loss estimates for junior liens and lines when they are current. The Company applies this estimate, adjusted for relative performance of junior lien position accounts where the first lien is serviced by a third party, to the remaining portfolio of junior lien loans and lines where the first lien is serviced by others. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.8 percent for the twelve months ended March 31, 2012), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In periods of economic stress such as the current environment, the Company has experienced loss severity rates in excess of 90 percent for junior liens that default. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

The allowance for covered segment loans is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for covered segment loans considers the indemnification provided by the FDIC.

In addition, the evaluation of the appropriate allowance for credit losses for purchased non-impaired loans acquired after January 1, 2009, in the various loan segments considers credit discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for credit losses is recorded at the purchase date. Credit discounts representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for credit losses only when the required allowance, net of any expected reimbursement under any loss sharing agreements with the FDIC, exceeds any remaining credit discounts. The evaluation of the appropriate allowance for credit losses for purchased impaired loans in the various loan segments considers the expected cash flows to be collected from the borrower. These loans are initially recorded at fair value and therefore no allowance for credit losses is recorded at the purchase date. Subsequent to the purchase date, the expected cash flows of the impaired loans are subject to evaluation. Decreases in the present value of expected cash flows are recognized by recording an allowance for credit losses.

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

Refer to “Management’s Discussion and Analysis — Analysis and Determination of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on the analysis and determination of the allowance for credit losses.

U. S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in Millions)	2012	2011
Balance at beginning of period	$5,014	$5,531
Charge-Offs
Commercial
Commercial	97	137
Lease financing	16	24
Total commercial	113	161
Commercial real estate
Commercial mortgages	39	45
Construction and development	44	95
Total commercial real estate	83	140
Residential mortgages	116	133
Credit card	201	268
Other retail
Retail leasing	3	4
Home equity and second mortgages	79	85
Other	85	106
Total other retail	167	195
Covered loans (a)	1	2
Total charge-offs	681	899
Recoveries
Commercial
Commercial	19	12
Lease financing	8	10
Total commercial	27	22
Commercial real estate
Commercial mortgages	4	5
Construction and development	8	10
Total commercial real estate	12	15
Residential mortgages	4	4
Credit card	32	21
Other retail
Retail leasing	2	3
Home equity and second mortgages	5	4
Other	28	25
Total other retail	35	32
Covered loans (a)	–	–
Total recoveries	110	94
Net Charge-Offs
Commercial
Commercial	78	125
Lease financing	8	14
Total commercial	86	139
Commercial real estate
Commercial mortgages	35	40
Construction and development	36	85
Total commercial real estate	71	125
Residential mortgages	112	129
Credit card	169	247
Other retail
Retail leasing	1	1
Home equity and second mortgages	74	81
Other	57	81
Total other retail	132	163
Covered loans (a)	1	2
Total net charge-offs	571	805
Provision for credit losses	481	755
Net change for credit losses to be reimbursed by the FDIC	(5)	17
Balance at end of period	$4,919	$5,498
Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$4,575	$5,161
Allowance for credit losses to be reimbursed by the FDIC	70	109
Liability for unfunded credit commitments	274	228
Total allowance for credit losses	$4,919	$5,498
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	2.44%	2.97%
Nonperforming loans, excluding covered loans	238	180
Nonperforming assets, excluding covered assets	199	154
Annualized net charge-offs, excluding covered loans	210	165
Period-end loans	2.32%	2.78%
Nonperforming loans	174	133
Nonperforming assets	142	110
Annualized net charge-offs	214	168

Note:	At March 31, 2012 and 2011, $1.8 billion and $2.1 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.
(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

20	U. S. Bancorp

At March 31, 2012, the allowance for credit losses was $4.9 billion (2.32 percent of total loans and 2.44 percent of loans excluding covered loans), compared with an allowance of $5.0 billion (2.39 percent of total loans and 2.52 percent of loans excluding covered loans) at December 31, 2011. The ratio of the allowance for credit losses to nonperforming loans was 174 percent (238 percent excluding covered loans) at March 31, 2012, compared with 163 percent (228 percent excluding covered loans) at December 31, 2011. The ratio of the allowance for credit losses to annualized loan net charge-offs was 214 percent at March 31, 2012, compared with 176 percent of full year 2011 net charge-offs at December 31, 2011, as net charge-offs continue to decline due to stabilizing economic conditions.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2012, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2011. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Risk Management Committee of the Company’s Board of Directors provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Management Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table on the following page summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2012, and December 31, 2011, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 2.3 percent decrease in the market value of equity at March 31, 2012, compared with a 2.0 percent decrease at December 31, 2011. A 200 bps decrease, where possible given current rates, would have resulted in a 5.7 percent decrease in the market value of equity at March 31, 2012, compared with a 6.4 percent decrease at December 31, 2011. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on market value of equity modeling.

U. S. Bancorp	21

Sensitivity of Net Interest Income

	March 31, 2012				December 31, 2011
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.43%	*	1.95%	*	1.57%	*	1.92%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

Use of Derivatives to Manage Interest Rate and Other Risks To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (“asset and liability management positions”), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate loans and debt from floating-rate payments to fixed-rate payments;
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded mortgage loans held for sale and MSRs; and
•	To mitigate remeasurement volatility of foreign currency denominated balances.

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

The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into U.S. Treasury futures, options on U.S. Treasury futures, interest rate swaps and forward commitments to buy to-be-announced securities (“TBAs”) to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2012, the Company had $16.0 billion of forward commitments to sell, hedging $5.1 billion of mortgage loans held for sale and $15.8 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting agreements, and, where possible, by requiring collateral agreements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements.

For additional information on derivatives and hedging activities, refer to Note 10 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. The ALCO established the Market Risk Committee (“MRC”), which oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company also manages market risk of non-trading business activities, including its MSRs and certain mortgage loans held for sale. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR

22	U. S. Bancorp

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

The average, high and low VaR amounts were $1 million, $2 million and $1 million, respectively, for both the first quarter of 2012 and 2011.

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These include diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity if needed. In addition, the Company’s profitable operations, sound credit quality and strong capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets.

The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves the Company’s liquidity policy and reviews its contingency funding plan. The ALCO reviews and approves the Company’s liquidity policies and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Discount Window. At March 31, 2012, unencumbered available-for-sale and held-to-maturity investment securities totaled $53.7 billion, compared with $48.7 billion at December 31, 2011. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2012, the Company could have borrowed an additional $57.4 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $233.6 billion at March 31, 2012, compared with $230.9 billion at December 31, 2011, reflecting organic growth in core deposits and acquired balances. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $30.4 billion at March 31, 2012, and is an important funding source because of its multi-year lending structure. Short-term borrowings were $27.5 billion at March 31, 2012, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

U. S. Bancorp	23

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on liquidity risk management.

At March 31, 2012, parent company long-term debt outstanding was $13.6 billion, compared with $14.6 billion at December 31, 2011. The $1.0 billion decrease was primarily due to $1.1 billion of medium-term note maturities and $.9 billion of redemptions of junior subordinated debentures, partially offset by a $1.0 billion issuance of medium-term notes. As of March 31, 2012, there was $1.6 billion of parent company debt scheduled to mature in the remainder of 2012.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $7.0 billion at March 31, 2012.

European Exposures Certain European countries have recently experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, however the Company may have indirect exposure to sovereign debt through its investments in and transactions with European banks. At March 31, 2012, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $167 million and unrealized losses totaling $16 million, compared with an amortized cost totaling $169 million and unrealized losses totaling $48 million, at December 31, 2011. The Company also transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities, however none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivative transactions are subject to master netting and collateral support agreements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At March 31, 2012, the Company was in a net payable position to each of these European banks.

The Company has not bought or sold credit protection on the debt of any European country or any company domiciled in Europe, nor does it provide retail lending services in Europe. While the Company does not offer commercial lending services in Europe, it does provide financing to domestic multinational corporations that generate revenue from customers in European countries and provides a limited number of corporate cards to their European subsidiaries. While an economic downturn in Europe could have a negative impact on these customers’ revenues, it is unlikely that any effect on the overall credit worthiness of these multinational corporations would be material to the Company. The Company also provides merchant processing services directly to merchants in Europe and through banking affiliations in Europe. Operating cash for this business is deposited on a short-term basis with certain European banks. Exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution specific deposit limits. At March 31, 2012, the Company had an aggregate amount on deposit with European banks of approximately $800 million.

The money market funds managed by an affiliate of the Company do not have any investments in European sovereign debt. Other than investments in two banks domiciled in the Netherlands, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangements to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. Refer to Note 12 of the Notes to Consolidated Financial Statements for further information on these arrangements. The Company has not utilized private label asset securitizations as a source of funding. Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios as of March 31, 2012, and December 31, 2011. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $35.9 billion at March 31, 2012, compared with $34.0 billion at December 31, 2011. The increase was primarily the result of corporate earnings, the issuance of $1.1 billion of non-cumulative perpetual preferred stock to extinguish certain junior subordinated debentures and changes in unrealized gains and losses on available-for-sale investment securities included in other

24	U. S. Bancorp

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2012	December 31, 2011
Tier 1 capital	$29,976	$29,173
As a percent of risk-weighted assets	10.9%	10.8%
As a percent of adjusted quarterly average assets (leverage ratio)	9.2%	9.1%
Total risk-based capital	$36,431	$36,067
As a percent of risk-weighted assets	13.3%	13.3%

comprehensive income, partially offset by dividends and common share repurchases. In addition, the Company issued an additional $1.1 billion of non-cumulative perpetual preferred stock in April 2012 to extinguish certain other junior subordinated debentures. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on capital management.

The Company believes certain capital ratios in addition to regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 8.7 percent and 8.3 percent, respectively, at March 31, 2012, compared with 8.6 percent and 8.1 percent, respectively, at December 31, 2011. The Company’s tangible common equity divided by tangible assets was 6.9 percent at March 31, 2012, compared with 6.6 percent at December 31, 2011. Additionally, the Company’s Tier 1 common equity as a percent of risk-weighted assets, under the anticipated Basel III definition as if fully implemented, was 8.4 percent at March 31, 2012, compared with 8.2 percent at December 31, 2011. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 13, 2012, the Company increased its dividend rate per common share by 56 percent, from $.125 per quarter to $.195 per quarter.

On March 18, 2011, the Company announced its Board of Directors had approved an authorization to repurchase 50 million shares of common stock through December 31, 2011. On December 13, 2011, the Company announced that its Board of Directors had approved an extension of the date through which shares may be repurchased under this authorization to March 31, 2012. On March 13, 2012, the Company announced its Board of Directors had approved an authorization to repurchase 100 million shares of common stock through March 31, 2013. This new authorization replaced the March 18, 2011 authorization. All shares repurchased during the first quarter of 2012 were repurchased under the March 18, 2011 and March 13, 2012 authorizations.

The following table provides a detailed analysis of all shares repurchased by the Company during the first quarter of 2012:

Time Period	Total Number of Shares Purchased as Part of the Programs	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Programs
January (a)	27,806	$28.62	28,594,833
February (a)	11,153,849	29.15	17,440,984
March (b)	5,098,396	30.62	96,876,654

Total	16,280,051	$29.61	96,876,654

(a)	All shares purchased during January and February of 2012 were purchased under the publicly announced March 18, 2011 authorization.
(b)	During March of 2012, 1,975,050 shares were purchased under the publicly announced March 18, 2011 authorization and 3,123,346 shares were purchased under the publicly announced March 13, 2012 authorization.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on the business lines’ basis for financial presentation.

U. S. Bancorp	25

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended March 31 (Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$528	$514	2.7%	$1,179	$1,134	4.0%
Noninterest income	309	293	5.5	867	606	43.1
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	837	807	3.7	2,046	1,740	17.6
Noninterest expense	317	299	6.0	1,167	1,097	6.4
Other intangibles	4	4	—	13	19	(31.6)

Total noninterest expense	321	303	5.9	1,180	1,116	5.7

Income before provision and income taxes	516	504	2.4	866	624	38.8
Provision for credit losses	3	179	(98.3)	253	401	(36.9)

Income before income taxes	513	325	57.8	613	223	*
Income taxes and taxable-equivalent adjustment	187	118	58.5	223	81	*

Net income	326	207	57.5	390	142	*
Net (income) loss attributable to noncontrolling interests	—	1	*	—	—	—

Net income attributable to U.S. Bancorp	$326	$208	56.7	$390	$142	*

Average Balance Sheet
Commercial	$42,372	$35,253	20.2%	$7,890	$7,117	10.9%
Commercial real estate	19,344	19,190	.8	15,904	15,153	5.0
Residential mortgages	64	73	(12.3)	37,375	31,319	19.3
Credit card	—	—	—	—	—	—
Other retail	4	6	(33.3)	45,551	45,555	—

Total loans, excluding covered loans	61,784	54,522	13.3	106,720	99,144	7.6
Covered loans	1,202	2,001	(39.9)	7,895	8,741	(9.7)

Total loans	62,986	56,523	11.4	114,615	107,885	6.2
Goodwill	1,604	1,604	—	3,515	3,536	(.6)
Other intangible assets	42	59	(28.8)	1,765	2,227	(20.7)
Assets	68,551	62,008	10.6	130,681	123,191	6.1
Noninterest-bearing deposits	30,334	20,019	51.5	18,713	17,170	9.0
Interest checking	13,114	13,993	(6.3)	28,938	25,383	14.0
Savings products	8,735	9,823	(11.1)	42,466	39,591	7.3
Time deposits	13,254	14,811	(10.5)	24,408	24,282	.5

Total deposits	65,437	58,646	11.6	114,525	106,426	7.6
Total U.S. Bancorp shareholders’ equity	6,275	5,509	13.9	10,768	9,262	16.3
*	Not meaningful.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2012, certain organization and methodology changes were made and, accordingly, 2011 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking and Commercial Real Estate contributed $326 million of the Company’s net income in the first quarter of 2012, or an increase of $118 million

(56.7 percent), compared with the first quarter of 2011. The increase was primarily driven by lower provision for credit losses and higher net revenue, partially offset by higher noninterest expense.

Total net revenue increased $30 million (3.7 percent) in the first quarter of 2012, compared with the first quarter of 2011. Net interest income, on a taxable-equivalent basis, increased $14 million (2.7 percent) in the first quarter of 2012, compared with the first quarter of 2011. The increase was primarily due to higher average loan and deposit balances, partially offset by the impact of lower rates on the margin benefit from deposits. Noninterest income increased $16 million (5.5 percent) in the first quarter of 2012, compared with the first quarter of 2011, primarily due to higher commercial products revenue, principally loan syndication and bond underwriting fees, and an increase in other income due mainly to equity investment and investment grade bond trading revenue.

26	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change

$92	$87	5.7%	$396	$332	19.3%	$495	$440	12.5%	$2,690	$2,507	7.3%
267	269	(.7)	733	761	(3.7)	63	88	(28.4)	2,239	2,017	11.0
—	—	—	—	—	—	—	(5)	*	—	(5)	*

359	356	.8	1,129	1,093	3.3	558	523	6.7	4,929	4,519	9.1
280	262	6.9	454	417	8.9	271	164	65.2	2,489	2,239	11.2
10	9	11.1	44	43	2.3	—	—	—	71	75	(5.3)

290	271	7.0	498	460	8.3	271	164	65.2	2,560	2,314	10.6

69	85	(18.8)	631	633	(.3)	287	359	(20.1)	2,369	2,205	7.4
(1)	3	*	216	163	32.5	10	9	11.1	481	755	(36.3)

70	82	(14.6)	415	470	(11.7)	277	350	(20.9)	1,888	1,450	30.2
25	30	(16.7)	151	171	(11.7)	(3)	21	*	583	421	38.5

45	52	(13.5)	264	299	(11.7)	280	329	(14.9)	1,305	1,029	26.8
—	—	—	(10)	(9)	(11.1)	43	25	72.0	33	17	94.1

$45	$52	(13.5)	$254	$290	(12.4)	$323	$354	(8.8)	$1,338	$1,046	27.9

$1,122	$1,019	10.1%	$5,647	$5,221	8.2%	$100	$103	(2.9)%	$57,131	$48,713	17.3%
570	590	(3.4)	—	—	—	167	246	(32.1)	35,985	35,179	2.3
385	380	1.3	—	—	—	7	5	40.0	37,831	31,777	19.1
—	—	—	16,778	16,124	4.1	—	—	—	16,778	16,124	4.1
1,537	1,638	(6.2)	837	938	(10.8)	1	2	(50.0)	47,930	48,139	(.4)

3,614	3,627	(.4)	23,262	22,283	4.4	275	356	(22.8)	195,655	179,932	8.7
12	13	(7.7)	5	2	*	5,392	6,881	(21.6)	14,506	17,638	(17.8)

3,626	3,640	(.4)	23,267	22,285	4.4	5,667	7,237	(21.7)	210,161	197,570	6.4
1,467	1,463	.3	2,350	2,356	(.3)	—	—	—	8,936	8,959	(.3)
176	197	(10.7)	771	838	(8.0)	4	6	(33.3)	2,758	3,327	(17.1)
6,240	6,066	2.9	29,752	27,223	9.3	101,063	89,408	13.0	336,287	307,896	9.2
13,421	6,137	*	660	686	(3.8)	455	177	*	63,583	44,189	43.9
4,100	3,104	32.1	1,305	164	*	1	1	—	47,458	42,645	11.3
23,409	21,385	9.5	34	26	30.8	129	154	(16.2)	74,773	70,979	5.3
4,650	6,933	(32.9)	—	—	—	158	466	(66.1)	42,470	46,492	(8.7)

45,580	37,559	21.4	1,999	876	*	743	798	(6.9)	228,284	204,305	11.7
2,201	2,076	6.0	5,729	5,295	8.2	10,442	7,867	32.7	35,415	30,009	18.0

Noninterest expense increased $18 million (5.9 percent) in the first quarter of 2012, compared with the first quarter of 2011, largely due to higher total compensation and employee benefits expense. The provision for credit losses decreased $176 million (98.3 percent) in the first quarter of 2012, compared with the first quarter of 2011, due to lower net charge-offs and a reduction in the reserve allocation. Nonperforming assets were $836 million at March 31, 2012, $979 million at December 31, 2011, and $1.4 billion at March 31, 2011. Nonperforming assets as a percentage of period-end loans were 1.31 percent at March 31, 2012, 1.58 percent at December 31, 2011, and 2.50 percent at March 31, 2011. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $390 million of the Company’s net income in the first quarter of 2012, or an increase of $248 million, compared with the first quarter of 2011. The increase was due to higher total net revenue and a decrease in the provision for credit losses, partially offset by an increase in noninterest expense.

U. S. Bancorp	27

Within Consumer and Small Business Banking, the retail banking division contributed $144 million of the total net income in the first quarter of 2012, or an increase of $118 million from the first quarter of 2011. Mortgage banking contributed $246 million of Consumer and Small Business Banking’s net income in the first quarter of 2012, or an increase of $130 million from the first quarter of 2011.

Total net revenue increased $306 million (17.6 percent) in the first quarter of 2012, compared with the first quarter of 2011. Net interest income, on a taxable-equivalent basis, increased $45 million (4.0 percent) in the first quarter of 2012, compared with the first quarter of 2011. The year-over-year increase in net interest income was due to higher average loan and deposit balances and higher loan fees, partially offset by the impact of lower rates on the margin benefit from deposits. Noninterest income increased $261 million (43.1 percent) in the first quarter of 2012, compared with the first quarter of 2011, the result of strong mortgage origination and sales revenue, an increase in deposit service charges reflecting product redesign initiatives and account growth, and higher other revenue due to higher retail lease residual revenue. These increases were partially offset by a decrease in ATM processing services revenue as a result of the change in presentation of the surcharge revenue passed through to others.

Noninterest expense increased $64 million (5.7 percent) in the first quarter of 2012, compared with the first quarter of 2011. The increase reflected higher total compensation and employee benefits expense, higher mortgage servicing-related costs and higher net shared services costs, partially offset by lower net occupancy and equipment expense due to the presentation change to ATM surcharge revenue passed through to others, and lower other intangibles expense.

The provision for credit losses decreased $148 million (36.9 percent) in the first quarter of 2012, compared with the first quarter of 2011, due to lower net charge-offs and a decrease in the reserve allocation. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .98 percent in the first quarter of 2012, compared with 1.28 percent in the first quarter of 2011. Nonperforming assets were $1.4 billion at March 31, 2012, $1.4 billion at December 31, 2011, and $1.8 billion at March 31, 2011. Nonperforming assets as a percentage of period-end loans were 1.18 percent at March 31, 2012, 1.21 percent at December 31, 2011, and 1.66 percent at March 31, 2011. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $45 million of the Company’s net income in the first quarter of 2012, or a decrease of $7 million (13.5 percent), compared with the first quarter of 2011. The decrease was primarily due to higher noninterest expense.

Total net revenue increased $3 million (.8 percent) in the first quarter of 2012, compared with the first quarter of 2011. Net interest income, on a taxable-equivalent basis, increased $5 million (5.7 percent) in the first quarter of 2012, compared with the first quarter of 2011, primarily due to higher average deposit balances. Noninterest income was relatively flat compared to the first quarter of 2011. Noninterest expense increased $19 million (7.0 percent) in the first quarter of 2012, compared with the first quarter of 2011. The increase in noninterest expense was primarily due to higher total compensation and employee benefits expense, and higher net shared services expense, partially offset by a reduction in acquisition integration costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $254 million of the Company’s net income in the first quarter of 2012, or a decrease of $36 million (12.4 percent), compared with the first quarter of 2011. The decrease was primarily due to a higher provision for credit losses as a result of a lower reserve release and higher noninterest expense, partially offset by an increase in total net revenue.

Total net revenue increased $36 million (3.3 percent) in the first quarter 2012, compared with the first quarter of 2011. Net interest income, on a taxable-equivalent basis, increased $64 million (19.3 percent) in the first quarter of 2012, compared with the first quarter of 2011, primarily due to higher loan balances and loan yields, including the credit card balance transfers fees presentation change. Noninterest income decreased $28 million (3.7 percent) in the first quarter of 2012, compared with the first quarter of 2011. Debit and credit card revenue decreased due to

28	U. S. Bancorp

lower debit card interchange fees as a result of recent legislation, net of mitigation efforts, and the impact of the inclusion of credit card balance transfer fees in interest income beginning in the first quarter or 2012, partially offset by higher transaction volumes. This decrease was partially offset by higher merchant processing services revenue, primarily due to increased transaction volumes and legislative-mitigation efforts.

Noninterest expense increased $38 million (8.3 percent) in the first quarter of 2012, compared with the first quarter of 2011, primarily due to higher total compensation and employee benefits expense and the timing of marketing programs. The provision for credit losses increased $53 million (32.5 percent) in the first quarter of 2012, compared with the first quarter of 2011, due to a lower reserve release, partially offset by lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 3.54 percent in the first quarter of 2012, compared with 5.40 percent in the first quarter of 2011.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $323 million in the first quarter of 2012, compared with $354 million in the first quarter of 2011.

Total net revenue increased $35 million (6.7 percent) in the first quarter of 2012, compared with the first quarter of 2011. Net interest income, on a taxable-equivalent basis, increased $55 million (12.5 percent) in the first quarter of 2012, compared with the first quarter of 2011, reflecting the growth in the investment portfolio, as well as the impact of wholesale funding decisions and the Company’s asset/liability position. Noninterest income decreased $20 million (24.1 percent) in the first quarter of 2012, compared with the first quarter of 2011, principally due to the first quarter 2011 gains related to the acquisition of FCB and the Company’s investment in Visa Inc., partially offset by higher equity investment and trading account revenue.

Noninterest expense increased $107 million (65.2 percent) in the first quarter of 2012, compared with the first quarter of 2011, principally due to increased total compensation and employee benefits expense, the timing of charitable contributions and higher regulatory and insurance-related costs, partially offset by lower net shared services expense.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets using Basel I definition, and
•	Tier 1 common equity to risk-weighted assets using anticipated Basel III definition as if fully implemented.

These measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. Regulatory assessments of the Company’s financial stress projections are influenced by measures using anticipated Basel III definitions. These measures differ from capital ratios defined by current banking regulations principally in that the numerator excludes trust preferred securities and preferred stock, the nature and extent of which varies among different financial services companies. These measures are not defined in generally accepted accounting principles (“GAAP”) or federal banking regulations. As a result, these measures disclosed by the Company may be considered non-GAAP financial measures.

There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

U. S. Bancorp	29

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	March 31, 2012	December 31, 2011
Total equity	$36,914	$34,971
Preferred stock	(3,694)	(2,606)
Noncontrolling interests	(1,014)	(993)
Goodwill (net of deferred tax liability)	(8,233)	(8,239)
Intangible assets, other than mortgage servicing rights	(1,182)	(1,217)

Tangible common equity (a)	22,791	21,916
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	29,976	29,173
Trust preferred securities	(1,800)	(2,675)
Preferred stock	(3,694)	(2,606)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(686)	(687)

Tier 1 common equity using Basel I definition (b)	23,796	23,205
Tier 1 capital, determined in accordance with prescribed regulatory requirements using anticipated Basel III definition	27,578	25,636
Preferred stock	(3,694)	(2,606)
Noncontrolling interests of real estate investment trusts	(659)	(664)

Tier 1 common equity using anticipated Basel III definition (c)	23,225	22,366
Total assets	340,762	340,122
Goodwill (net of deferred tax liability)	(8,233)	(8,239)
Intangible assets, other than mortgage servicing rights	(1,182)	(1,217)

Tangible assets (d)	331,347	330,666
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (e)	274,847	271,333
Risk-weighted assets using anticipated Basel III definition (f)	277,856	274,351
Ratios
Tangible common equity to tangible assets (a)/(d)	6.9%	6.6%
Tangible common equity to risk-weighted assets (a)/(e)	8.3	8.1
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(e)	8.7	8.6
Tier 1 common equity to risk-weighted assets using anticipated Basel III definition (c)/(f)	8.4	8.2

Note:	Anticipated Basel III definitions reflect adjustments for changes to the related elements as proposed in December 2010 by regulatory authorities, as if fully implemented.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

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

30	U. S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$9,561	$13,962
Investment securities
Held-to-maturity (fair value $21,862 and $19,216, respectively)	21,505	18,877
Available-for-sale	52,749	51,937
Loans held for sale (included $5,062 and $6,925 of mortgage loans carried at fair value, respectively)	5,260	7,156
Loans
Commercial	58,789	56,648
Commercial real estate	36,102	35,851
Residential mortgages	38,441	37,082
Credit card	16,572	17,360
Other retail	47,837	48,107
Total loans, excluding covered loans	197,741	195,048
Covered loans	14,178	14,787
Total loans	211,919	209,835
Less allowance for loan losses	(4,645)	(4,753)
Net loans	207,274	205,082
Premises and equipment	2,623	2,657
Goodwill	8,941	8,927
Other intangible assets	2,919	2,736
Other assets	29,930	28,788
Total assets	$340,762	$340,122
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$65,013	$68,579
Interest-bearing	140,874	134,757
Time deposits greater than $100,000	27,666	27,549

Total deposits	233,553	230,885
Short-term borrowings	27,454	30,468
Long-term debt	30,395	31,953
Other liabilities	12,446	11,845
Total liabilities	303,848	305,151
Shareholders’ equity
Preferred stock	3,694	2,606
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/12 and 12/31/11—2,125,725,742 shares	21	21
Capital surplus	8,168	8,238
Retained earnings	31,705	30,785
Less cost of common stock in treasury: 3/31/12—225,141,724 shares; 12/31/11—215,904,019 shares	(6,744)	(6,472)
Accumulated other comprehensive income (loss)	(944)	(1,200)
Total U.S. Bancorp shareholders’ equity	35,900	33,978
Noncontrolling interests	1,014	993
Total equity	36,914	34,971
Total liabilities and equity	$340,762	$340,122

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	31

U.S. Bancorp

Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31,
	2012	2011
Interest Income
Loans	$2,638	$2,552
Loans held for sale	65	63
Investment securities	468	428
Other interest income	61	57
Total interest income	3,232	3,100
Interest Expense
Deposits	181	234
Short-term borrowings	123	133
Long-term debt	294	281
Total interest expense	598	648
Net interest income	2,634	2,452
Provision for credit losses	481	755
Net interest income after provision for credit losses	2,153	1,697
Noninterest Income
Credit and debit card revenue	202	267
Corporate payment products revenue	175	175
Merchant processing services	337	301
ATM processing services	87	112
Trust and investment management fees	252	256
Deposit service charges	153	143
Treasury management fees	134	137
Commercial products revenue	211	191
Mortgage banking revenue	452	199
Investment products fees and commissions	35	32
Securities gains (losses), net
Realized gains (losses), net	9	1
Total other-than-temporary impairment	(9)	(11)
Portion of other-than-temporary impairment recognized in other comprehensive income	—	5
Total securities gains (losses), net	—	(5)
Other	201	204
Total noninterest income	2,239	2,012
Noninterest Expense
Compensation	1,052	959
Employee benefits	260	230
Net occupancy and equipment	220	249
Professional services	84	70
Marketing and business development	109	65
Technology and communications	201	185
Postage, printing and supplies	74	74
Other intangibles	71	75
Other	489	407
Total noninterest expense	2,560	2,314
Income before income taxes	1,832	1,395
Applicable income taxes	527	366
Net income	1,305	1,029
Net (income) loss attributable to noncontrolling interests	33	17
Net income attributable to U.S. Bancorp	$1,338	$1,046
Net income applicable to U.S. Bancorp common shareholders	$1,285	$1,003
Earnings per common share	$.68	$.52
Diluted earnings per common share	$.67	$.52
Dividends declared per common share	$.195	$.125
Average common shares outstanding	1,901	1,918
Average diluted common shares outstanding	1,910	1,928

See	Notes to Consolidated Financial Statements.

32	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2012	2011
Net income	$1,305	$1,029
Other comprehensive income (loss)
Changes in unrealized gains and losses on securities available-for-sale	306	152
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	—	(5)
Changes in unrealized gains (losses) on derivative hedges	2	8
Foreign currency translation	14	(3)
Reclassification to earnings of realized gains and losses	91	59
Income taxes related to other comprehensive income	(157)	(81)
Total other comprehensive income (loss)	256	130
Comprehensive income	1,561	1,159
Comprehensive (income) loss attributable to noncontrolling interests	33	17
Comprehensive income attributable to U.S. Bancorp	$1,594	$1,176

See Notes to Consolidated Financial Statements.

U. S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	1,921	$1,930	$21	$8,294	$27,005	$(6,262)	$(1,469)	$29,519	$803	$30,322
Change in accounting principle					(2)			(2)		(2)
Net income (loss)					1,046			1,046	(17)	1,029
Other comprehensive income (loss)							130	130		130
Preferred stock dividends					(39)			(39)		(39)
Common stock dividends					(241)			(241)		(241)
Issuance of common and treasury stock	7			(103)		198		95		95
Purchase of treasury stock	(1)					(25)		(25)		(25)
Distributions to noncontrolling interests								—	(18)	(18)
Net other changes in noncontrolling interests								—	60	60
Stock option and restricted stock grants				24				24		24
Balance March 31, 2011	1,927	$1,930	$21	$8,215	$27,769	$(6,089)	$(1,339)	$30,507	$828	$31,335
Balance December 31, 2011	1,910	$2,606	$21	$8,238	$30,785	$(6,472)	$(1,200)	$33,978	$993	$34,971
Net income (loss)					1,338			1,338	(33)	1,305
Other comprehensive income (loss)							256	256		256
Preferred stock dividends					(46)			(46)		(46)
Common stock dividends					(372)			(372)		(372)
Issuance of preferred stock		1,088						1,088		1,088
Issuance of common and treasury stock	7			(110)		211		101		101
Purchase of treasury stock	(16)					(483)		(483)		(483)
Distributions to noncontrolling interests								—	(28)	(28)
Net other changes in noncontrolling interests								—	82	82
Stock option and restricted stock grants				40				40		40
Balance March 31, 2012	1,901	$3,694	$21	$8,168	$31,705	$(6,744)	$(944)	$35,900	$1,014	$36,914

See Notes to Consolidated Financial Statements.

34	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income attributable to U.S. Bancorp	$1,338	$1,046
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	481	755
Depreciation and amortization of premises and equipment	69	62
Amortization of intangibles	71	75
Provision for deferred income taxes	73	(50)
(Gains) Losses on sales of securities and other assets, net	(1,049)	(149)
Loans originated for sale in the secondary market, net of repayments	(18,301)	(11,327)
Proceeds from sales of loans held for sale	20,869	15,551
Other, net	(460)	265
Net cash provided by operating activities	3,091	6,228
Investing Activities
Proceeds from sales of available-for-sale investment securities	200	141
Proceeds from maturities of held-to-maturity investment securities	810	102
Proceeds from maturities of available-for-sale investment securities	4,045	3,189
Purchases of held-to-maturity investment securities	(3,451)	(6,524)
Purchases of available-for-sale investment securities	(4,738)	(3,896)
Net increase in loans outstanding	(2,117)	(672)
Proceeds from sales of loans	192	234
Purchases of loans	(783)	(581)
Acquisitions, net of cash acquired	108	650
Other, net	(48)	(131)
Net cash used in investing activities	(5,782)	(7,488)
Financing Activities
Net increase in deposits	2,420	2,254
Net decrease in short-term borrowings	(3,015)	(1,652)
Proceeds from issuance of long-term debt	1,085	370
Principal payments or redemption of long-term debt	(2,679)	(378)
Proceeds from issuance of preferred stock	1,088	—
Proceeds from issuance of common stock	98	94
Repurchase of common stock	(438)	—
Cash dividends paid on preferred stock	(30)	(19)
Cash dividends paid on common stock	(239)	(96)
Net cash provided by (used in) financing activities	(1,710)	573
Change in cash and due from banks	(4,401)	(687)
Cash and due from banks at beginning of period	13,962	14,487
Cash and due from banks at end of period	$9,561	$13,800

See Notes to Consolidated Financial Statements.

U. S. Bancorp	35

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

36	U. S. Bancorp

Note 2	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2012					December 31, 2011
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (d)	Other (e)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (d)	Other (e)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,559	$29	$—	$—	$2,588	$2,560	$35	$—	$—	$2,595
Mortgage-backed securities
Residential
Agency	18,734	359	—	(17)	19,076	16,085	333	—	(3)	16,415
Non-agency non-prime	1	—	—	—	1	2	—	—	—	2
Commercial non-agency	4	—	—	(1)	3	4	—	—	(2)	2
Asset-backed securities
Collateralized debt obligations/ Collaterized loan obligations	35	13	—	—	48	52	13	—	(2)	63
Other	22	1	(5)	(1)	17	23	1	(6)	(1)	17
Obligations of state and political subdivisions	22	2	—	(1)	23	23	1	—	(1)	23
Obligations of foreign governments	8	—	—	—	8	7	—	—	—	7
Other debt securities	120	—	—	(22)	98	121	—	—	(29)	92

Total held-to-maturity	$21,505	$404	$(5)	$(42)	$21,862	$18,877	$383	$(6)	$(38)	$19,216

Available-for-sale (b)
U.S. Treasury and agencies	$850	$11	$—	$—	$861	$1,045	$13	$—	$(1)	$1,057
Mortgage-backed securities
Residential
Agency	40,276	1,017	—	(17)	41,276	39,337	981	—	(4)	40,314
Non-agency
Prime (c)	826	4	(61)	(36)	733	911	5	(63)	(50)	803
Non-prime	1,014	11	(213)	(6)	806	1,047	9	(247)	(7)	802
Commercial
Agency	131	7	—	—	138	133	7	—	—	140
Non-agency	41	1	—	(2)	40	42	2	—	(2)	42
Asset-backed securities
Collateralized debt obligations/ Collaterized loan obligations	179	33	(2)	(4)	206	180	31	(3)	(2)	206
Other	684	27	(5)	(10)	696	694	16	(5)	(24)	681
Obligations of state and political subdivisions	6,267	249	—	(7)	6,509	6,394	167	—	(22)	6,539
Obligations of foreign governments	6	—	—	—	6	6	—	—	—	6
Corporate debt securities	1,000	1	—	(116)	885	1,000	1	—	(174)	827
Perpetual preferred securities	370	33	—	(46)	357	379	25	—	(86)	318
Other investments	217	19	—	—	236	188	15	—	(1)	202
Total available-for-sale	$51,861	$1,413	$(281)	$(244)	$52,749	$51,356	$1,272	$(318)	$(373)	$51,937

(a)	Held-to-maturity investment securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(d)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(e)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.6 years at March 31, 2012, compared with 5.2 years at December 31, 2011. The corresponding weighted-average yields were 3.13 percent and 3.19 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at March 31, 2012, and 3.9 years at December 31, 2011. The corresponding weighted-average yields were 2.15 percent and 2.21 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2012, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities carried at $19.2 billion at March 31, 2012, and $20.7 billion at December 31, 2011, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by law. Included in these amounts were securities sold under agreements to repurchase where the buyer/lender has the right to sell or pledge the securities and which were collateralized by investment securities with a carrying amount of $5.6 billion at March 31, 2012, and $7.0 billion at December 31, 2011.

U. S. Bancorp	37

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2012	2011
Taxable	$397	$351
Non-taxable	71	77
Total interest income from investment securities	$468	$428

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31 (Dollars in Millions)	2012	2011
Realized gains	$9	$1
Realized losses	—	—
Net realized gains (losses)	$9	$1
Income tax (benefit) on net realized gains (losses)	$3	$—

In 2007, the Company purchased certain structured investment securities (“SIVs”) from certain money market funds managed by an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in the SIVs for a pro-rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related securities” and are predominately included in non-agency mortgage-backed securities and asset-backed securities.

Some of the SIV-related securities evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $402 million and $148 million, respectively, at March 31, 2012, and $416 million and $145 million, respectively, at December 31, 2011. Changes in the accretable balance for these investment securities were as follows:

Three Months Ended March 31 (Dollars in Millions)	2012	2011
Balance at beginning of period	$100	$139
Accretion	(4)	(5)
Other (a)	8	(8)

Balance at end of period	$104	$126

(a)	Primarily represents changes in projected future cash flows related to variable rates on certain investment securities.

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities.

The following table summarizes other-than-temporary impairment by investment category:

	2012			2011
Three Months Ended March 31 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (b)	Total	Losses Recorded in Earnings	Other Gains (Losses) (b)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$(3)	$(4)	$(1)	$1	$—
Non-prime	(7)	3	(4)	(5)	(6)	(11)
Commercial non-agency	—	(1)	(1)	—	—	—
Other asset-backed securities	(1)	1	—	—	—	—
Total available-for-sale	$(9)	$—	$(9)	$(6)	$(5)	$(11)

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.
(b)	Represents the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for investment securities determined to be other-than-temporarily impaired during the period.

The Company determined the other-than-temporary impairment recorded in earnings for investment securities by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment

38	U. S. Bancorp

recorded in other comprehensive income (loss) was measured as the difference between that discounted amount and the fair value of each investment security. The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime			Non-Prime
	Minimum	Maximum	Average	Minimum	Maximum	Average
March 31, 2012
Estimated lifetime prepayment rates	11%	15%	13%	2%	10%	6%
Lifetime probability of default rates	1	3	2	1	19	6
Lifetime loss severity rates	32	50	40	8	70	52
December 31, 2011
Estimated lifetime prepayment rates	4%	15%	14%	2%	11%	6%
Lifetime probability of default rates	2	9	3	1	20	5
Lifetime loss severity rates	40	50	46	8	70	52

Changes in the credit losses on debt securities (excludes perpetual preferred securities) are summarized as follows:

Three Months Ended March 31 (Dollars in Millions)	2012	2011
Balance at beginning of period	$298	$358
Additions to credit losses due to other-than-temporary impairments
Credit losses on securities not previously considered other-than-temporarily impaired	1	1
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	8	5

Total other-than-temporary impairment on debt securities	9	6
Other changes in credit losses
Increases in expected cash flows	(6)	(7)
Realized losses (a)	(13)	(17)
Credit losses on security sales and securities expected to be sold	—	(1)

Balance at end of period	$288	$339

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

At March 31, 2012, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Mortgage-backed securities
Residential
Agency	$2,612	$(17)	$11	$—	$2,623	$(17)
Non-agency non-prime (a)	—	—	1	—	1	—
Commercial non-agency	—	—	2	(1)	2	(1)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	—	—	6	—	6	—
Other	—	—	13	(6)	13	(6)
Obligations of state and political subdivisions	—	—	9	(1)	9	(1)
Other debt securities	—	—	99	(22)	99	(22)

Total held-to-maturity	$2,612	$(17)	$141	$(30)	$2,753	$(47)

Available-for-sale
U.S. Treasury and agencies	$33	$—	$—	$—	$33	$—
Mortgage-backed securities
Residential
Agency	3,779	(16)	572	(1)	4,351	(17)
Non-agency (a)
Prime (b)	84	(5)	599	(92)	683	(97)
Non-prime	36	(3)	684	(216)	720	(219)
Commercial non-agency	20	(2)	1	—	21	(2)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	15	(2)	10	(4)	25	(6)
Other	23	(2)	51	(13)	74	(15)
Obligations of state and political subdivisions	123	(1)	183	(6)	306	(7)
Obligations of foreign governments	6	—	—	—	6	—
Corporate debt securities	56	—	637	(116)	693	(116)
Perpetual preferred securities	95	(2)	186	(44)	281	(46)
Other investments	—	—	3	—	3	—

Total available-for-sale	$4,270	$(33)	$2,926	$(492)	$7,196	$(525)

(a)	The Company has $316 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if current economic conditions persist or worsen. Additionally, further deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

U. S. Bancorp	39

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2012, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2012		December 31, 2011
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$53,035	25.0%	$50,734	24.2%
Lease financing	5,754	2.7	5,914	2.8

Total commercial	58,789	27.7	56,648	27.0
Commercial real estate
Commercial mortgages	30,215	14.2	29,664	14.1
Construction and development	5,887	2.8	6,187	3.0

Total commercial real estate	36,102	17.0	35,851	17.1
Residential mortgages
Residential mortgages	29,610	14.0	28,669	13.7
Home equity loans, first liens	8,831	4.2	8,413	4.0

Total residential mortgages	38,441	18.2	37,082	17.7
Credit card	16,572	7.8	17,360	8.3
Other retail
Retail leasing	5,125	2.4	5,118	2.4
Home equity and second mortgages	17,697	8.4	18,131	8.6
Revolving credit	3,230	1.5	3,344	1.6
Installment	5,321	2.5	5,348	2.6
Automobile	11,907	5.6	11,508	5.5
Student	4,557	2.2	4,658	2.2

Total other retail	47,837	22.6	48,107	22.9

Total loans, excluding covered loans	197,741	93.3	195,048	93.0
Covered loans	14,178	6.7	14,787	7.0

Total loans	$211,919	100.0%	$209,835	100.0%

The Company had loans of $66.5 billion at March 31, 2012, and $67.0 billion at December 31, 2011, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $48.1 billion at March 31, 2012, and $47.2 billion at December 31, 2011, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $1.0 billion at March 31, 2012, and $1.1 billion at December 31, 2011. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

On the acquisition date, the estimate of the contractually required payments receivable for all purchased impaired loans acquired in the first quarter 2012 acquisition of BankEast, a subsidiary of BankEast Corporation, from the Federal Deposit Insurance Corporation (“FDIC”) was $63 million, the cash flows expected to be collected was $41 million including interest, and the estimated fair value of the loans was $28 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. For the purchased nonimpaired loans acquired in the BankEast transaction, the estimate as of the acquisition date of the contractually required payments receivable was $135 million, the contractual cash flows not expected to be collected was $22 million, and the estimated fair value of the loans was $96 million. The BankEast transaction did not include a loss sharing agreement.

40	U. S. Bancorp

Changes in the accretable balance for all purchased impaired loans, including those acquired in the BankEast transaction, were as follows:

Three Months Ended March 31
(Dollars in Millions)	2012	2011
Balance at beginning of period	$2,619	$2,890
Purchases	13	100
Accretion	(115)	(112)
Disposals	(42)	(1)
Reclassifications (to)/from nonaccretable difference (a)	132	(48)
Other	(2)	(28)

Balance at end of period	$2,605	$2,801

(a)	Primarily relates to changes in expected credit performance and changes in variable rates.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. The Company currently uses an 11-year period of historical losses in considering actual loss experience. This timeframe and the results of the analysis are evaluated quarterly to determine the appropriateness. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using, at a minimum, the original effective interest rate, the observable market price, or the fair value of the collateral for collateral-dependent loans. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

The allowance recorded for purchased impaired and Troubled Debt Restructuring (“TDR”) loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using, at a minimum, the original effective interest rate of the pool. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends. The Company also considers any modifications made to consumer lending segment loans including the impacts of any subsequent payment defaults since modification in determining the allowance for credit losses, such as borrower’s ability to pay under the restructured terms, and the timing and amount of payments.

Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The allowance for covered segment loans is evaluated each quarter in a manner similar to that described for non-covered loans and represents any decreases in expected cash flows of those loans after the acquisition date. The provision for credit losses for covered segment loans considers the indemnification provided by the FDIC.

In addition, subsequent payment defaults on loan modifications considered TDRs are considered in the underlying factors used in the determination of the appropriateness of the allowance for credit losses. For each loan segment, the Company estimates future loan charge-offs through a variety of analysis, trends and underlying assumptions. With respect to the commercial lending segment, TDRs may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, incorporation of loss history is factored into the allowance methodology applied to this category of loans. With respect to the consumer lending segment, performance of the portfolio, including defaults on TDRs, is considered when estimating future cash flows.

U. S. Bancorp	41

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

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2010	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531
Add
Provision for credit losses	174	109	128	128	210	749	6	755
Deduct
Loans charged off	161	140	133	268	195	897	2	899
Less recoveries of loans charged off	(22)	(15)	(4)	(21)	(32)	(94)	—	(94)

Net loans charged off	139	125	129	247	163	803	2	805
Net change for credit losses to be reimbursed by the FDIC	—	—	—	—	—	—	17	17

Balance at March 31, 2011	$1,139	$1,275	$819	$1,276	$854	$5,363	$135	$5,498

Balance at December 31, 2011	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014
Add
Provision for credit losses	105	(46)	112	178	124	473	8	481
Deduct
Loans charged off	113	83	116	201	167	680	1	681
Less recoveries of loans charged off	(27)	(12)	(4)	(32)	(35)	(110)	—	(110)

Net loans charged off	86	71	112	169	132	570	1	571
Net change for credit losses to be reimbursed by the FDIC	—	—	—	—	—	—	(5)	(5)

Balance at March 31, 2012	$1,029	$1,037	$927	$1,001	$823	$4,817	$102	$4,919

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance balance at March 31, 2012 related to
Loans individually evaluated for impairment (a)	$12	$48	$1	$—	$—	$61	$—	$61
TDRs collectively evaluated for impairment	37	32	498	208	55	830	1	831
Other loans collectively evaluated for impairment	980	953	428	793	768	3,922	21	3,943
Loans acquired with deteriorated credit quality	—	4	—	—	—	4	80	84

Total allowance for credit losses	$1,029	$1,037	$927	$1,001	$823	$4,817	$102	$4,919

Allowance balance at December 31, 2011 related to
Loans individually evaluated for impairment (a)	$16	$61	$1	$—	$—	$78	$2	$80
TDRs collectively evaluated for impairment	40	33	490	219	57	839	—	839
Other loans collectively evaluated for impairment	954	1,057	436	773	774	3,994	22	4,016
Loans acquired with deteriorated credit quality	—	3	—	—	—	3	76	79

Total allowance for credit losses	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

42	U. S. Bancorp

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2012
Loans individually evaluated for impairment (a)	$184	$738	$6	$—	$—	$928	$246	$1,174
TDRs collectively evaluated for impairment	223	381	3,490	560	149	4,803	109	4,912
Other loans collectively evaluated for impairment	58,371	34,832	34,940	16,012	47,688	191,843	8,186	200,029
Loans acquired with deteriorated credit quality	11	151	5	—	—	167	5,637	5,804

Total loans	$58,789	$36,102	$38,441	$16,572	$47,837	$197,741	$14,178	$211,919

December 31, 2011
Loans individually evaluated for impairment (a)	$222	$812	$6	$—	$—	$1,040	$204	$1,244
TDRs collectively evaluated for impairment	277	331	3,430	584	148	4,770	113	4,883
Other loans collectively evaluated for impairment	56,138	34,574	33,642	16,776	47,959	189,089	8,616	197,705
Loans acquired with deteriorated credit quality	11	134	4	—	—	149	5,854	6,003

Total loans	$56,648	$35,851	$37,082	$17,360	$48,107	$195,048	$14,787	$209,835

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

Commercial lending segment loans are generally placed on nonaccrual status when the collection of principal and interest has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Commercial lending segment loans are generally fully or partially charged down to the fair value of the collateral securing the loan, less costs to sell, when the loan is considered uncollectible.

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair market value of the collateral securing the loan, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Credit card loans continue to accrue interest until the account is charged off. Credit cards are charged off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

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

U. S. Bancorp	43

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2012
Commercial	$58,225	$208	$45	$311	$58,789
Commercial real estate	35,163	164	16	759	36,102
Residential mortgages (a)	37,086	365	304	686	38,441
Credit card	15,936	208	221	207	16,572
Other retail	47,329	279	164	65	47,837

Total loans, excluding covered loans	193,739	1,224	750	2,028	197,741
Covered loans	12,371	267	742	798	14,178

Total loans	$206,110	$1,491	$1,492	$2,826	$211,919

December 31, 2011
Commercial	$55,991	$300	$45	$312	$56,648
Commercial real estate	34,800	138	14	899	35,851
Residential mortgages (a)	35,664	404	364	650	37,082
Credit card	16,662	238	236	224	17,360
Other retail	47,516	340	184	67	48,107

Total loans, excluding covered loans	190,633	1,420	843	2,152	195,048
Covered loans	12,589	362	910	926	14,787

Total loans	$203,222	$1,782	$1,753	$3,078	$209,835

(a)	At March 31, 2012, $403 million of loans 30 – 89 days past due and $2.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $545 million and $2.6 billion at December 31, 2011, respectively.

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

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2012
Commercial	$56,211	$1,118	$1,460	$2,578	$58,789
Commercial real estate	31,500	756	3,846	4,602	36,102
Residential mortgages (b)	37,226	19	1,196	1,215	38,441
Credit card	16,144	—	428	428	16,572
Other retail	47,444	31	362	393	47,837

Total loans, excluding covered loans	188,525	1,924	7,292	9,216	197,741
Covered loans	13,348	167	663	830	14,178

Total loans	$201,873	$2,091	$7,955	$10,046	$211,919

Total outstanding commitments	$417,052	$3,306	$9,033	$12,339	$429,391

December 31, 2011
Commercial	$54,003	$1,047	$1,598	$2,645	$56,648
Commercial real estate	30,733	793	4,325	5,118	35,851
Residential mortgages (b)	35,814	19	1,249	1,268	37,082
Credit card	16,910	—	450	450	17,360
Other retail	47,665	24	418	442	48,107

Total loans, excluding covered loans	185,125	1,883	8,040	9,923	195,048
Covered loans	13,966	187	634	821	14,787

Total loans	$199,091	$2,070	$8,674	$10,744	$209,835

Total outstanding commitments	$410,457	$3,418	$9,690	$13,108	$423,565

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2012, $2.7 billion of GNMA loans 90 days or more past due and $2.0 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.6 billion and $2.0 billion at December 31, 2011, respectively.

44	U. S. Bancorp

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

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2012
Commercial	$568	$1,400	$54	$57
Commercial real estate	1,389	2,350	105	9
Residential mortgages	2,703	3,290	487	1
Credit card	560	560	208	—
Other retail	188	197	56	—

Total impaired loans, excluding GNMA and covered loans	5,408	7,797	910	67
Loans purchased from GNMA mortgage pools	1,288	1,288	20	—
Covered loans	1,185	1,533	34	24

Total	$7,881	$10,618	$964	$91

December 31, 2011
Commercial	$657	$1,437	$62	$68
Commercial real estate	1,436	2,503	124	25
Residential mortgages	2,652	3,193	482	2
Credit card	584	584	219	—
Other retail	188	197	57	—

Total impaired loans, excluding GNMA and covered loans	5,517	7,914	944	95
Loans purchased from GNMA mortgage pools	1,265	1,265	18	—
Covered loans	1,170	1,642	43	49

Total	$7,952	$10,821	$1,005	$144

(a)	Substantially all loans classified as impaired at March 31, 2012 and December 31, 2011, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2012		2011
Three Months Ended March 31 (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$569	$3	$547	$1
Commercial real estate	1,524	7	1,481	2
Residential mortgages	2,638	26	2,507	25
Credit card	548	8	459	3
Other retail	180	2	157	1

Total impaired loans, excluding GNMA and covered loans	5,459	46	5,151	32
Loans purchased from GNMA mortgage pools	1,277	15	162	4
Covered loans	1,178	2	1,198	14

Total	$7,914	$63	$6,511	$50

Troubled Debt Restructurings In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. Concessionary modifications are classified as TDRs unless the modification results in only an

U. S. Bancorp	45

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

The following table provides a summary of loans modified as TDRs during the periods presented, by portfolio class:

	2012					2011
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance (d)			Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance (d)
Commercial	1,279	$91	$72			1,355	$95	$92
Commercial real estate	111	204	197			159	402	385
Residential mortgages	621	111	107	(a	)	955	195	193
Credit card	14,218	80	80			14,410	88	88
Other retail	988	15	15	(b	)	1,011	19	19

Total loans, excluding GNMA and covered loans	17,217	501	471			17,890	799	777
Loans purchased from GNMA mortgage pools	1,400	179	187	(c	)	2,253	301	324
Covered loans	43	140	137			96	218	213

Total loans	18,660	$820	$795			20,239	$1,318	$1,314

(a)	Residential mortgage TDRs include trial period arrangements offered to customers during the period and the post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. At March 31, 2012, 325 loans with outstanding balances of $57 million were in a trial period and have an estimated post-modification balance of $59 million assuming permanent modification occurs at the end of the trial period.
(b)	At March 31, 2012, 32 home equity and second mortgage loans with outstanding balances of $2 million were in a trial period and have an estimated post-modification balance of $1 million assuming permanent modification occurs at the end of the trial period.
(c)	At March 31, 2012, 1,104 loans purchased from GNMA mortgage pools with outstanding balances of $139 million were in a trial period and have an estimated post-modification balance of $147 million assuming permanent modification occurs at the end of the trial period.
(d)	Post-modification balances for residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools typically include capitalization of unpaid accrued interest and/or fees under the various modification programs.

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

Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company participates in the U.S. Department of Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify residential mortgage loans and achieve more affordable monthly payments, with the U.S. Department of Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, or other internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs.

Credit card and other retail loan modifications are generally part of two distinct restructuring programs. The Company offers workout programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates. The

46	U. S. Bancorp

Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months. Balances related to these programs are generally frozen, however, may be reopened upon successful exit of the program, in which account privileges may be restored.

Modifications to loans in the covered segment are similar in nature to that described above for non-covered loans, and the evaluation and determination of TDR status is similar, except that acquired loans restructured after acquisition are not considered TDRs for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. Losses associated with the modification on covered loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under loss sharing agreements with the FDIC.

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2012		2011
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	241	$21	89	$5
Commercial real estate	54	92	—	—
Residential mortgages	64	12	343	74
Credit card	2,526	15	1,713	8
Other retail	184	3	83	2

Total loans, excluding GNMA and covered loans	3,069	143	2,228	89
Loans purchased from GNMA mortgage pools	221	33	156	20
Covered loans	34	60	—	—

Total loans	3,324	$236	2,384	$109

In addition to the defaults in the table above, during the three months ended March 31, 2012, the Company had 995 residential mortgage loans, home equity and second mortgage loans, and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $141 million, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	March 31, 2012				December 31, 2011
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$88	$118	$—	$206	$68	$137	$—	$205
Commercial real estate loans	1,842	3,742	—	5,584	1,956	4,037	—	5,993
Residential mortgage loans	3,707	1,310	—	5,017	3,830	1,360	—	5,190
Credit card loans	—	5	—	5	—	6	—	6
Other retail loans	—	849	—	849	—	867	—	867
Losses reimbursable by the FDIC	—	—	2,517	2,517	—	—	2,526	2,526

Covered loans	5,637	6,024	2,517	14,178	5,854	6,407	2,526	14,787
Foreclosed real estate	—	—	233	233	—	—	274	274

Total covered assets	$5,637	$6,024	$2,750	$14,411	$5,854	$6,407	$2,800	$15,061

At March 31, 2012, $.1 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $.2 billion at December 31, 2011, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Net gains on the sale of loans of $287 million and $215 million for the three months ended March 31, 2012 and 2011, respectively, were included in noninterest income, primarily in mortgage banking revenue.

U. S. Bancorp	47

Note 4	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”) through established programs, the sale or syndication of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. The guarantees provided to certain third-parties in connection with the sale or syndication of certain assets, primarily loan portfolios and tax-advantaged investments, are further discussed in Note 12. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note 5. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized Government National Mortgage Association (“GNMA”) issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $166 million and $153 million for the three months ended March 31, 2012 and 2011, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Tax credit amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $89 million and $58 million, and in other noninterest expense was $101 million and $113 million for the three months ended March 31, 2012 and 2011, respectively.

48	U. S. Bancorp

At March 31, 2012, approximately $5.7 billion of the Company’s assets and $4.1 billion of its liabilities included on the consolidated balance sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, compared with $5.6 billion and $4.0 billion, respectively, at December 31, 2011. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others.

In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2012, $182 million of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit, compared with $202 million at December 31, 2011.

The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2012, $5.3 billion of available-for-sale securities and $5.2 billion of short-term borrowings on the consolidated balance sheet were related to the tender option bond program, compared with $5.4 billion of available-for-sale securities and $5.3 billion of short-term borrowings at December 31, 2011.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the consolidated balance sheet. The Company’s investments in unconsolidated VIEs at March 31, 2012, ranged from less than $1 million to $37 million, with an aggregate amount of approximately $1.9 billion, net of $960 million of liabilities recorded primarily for unfunded capital commitments of the Company to specific project sponsors. The Company’s investments in unconsolidated VIEs at December 31, 2011, ranged from less than $1 million to $37 million, with an aggregate amount of $1.8 billion, net of liabilities of $965 million for unfunded capital commitments. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was approximately $5.2 billion at March 31, 2012, compared with $4.8 billion at December 31, 2011. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $1.8 billion at March 31, 2012 and December 31, 2011, recorded on the Company’s consolidated balance sheet and $3.3 billion at March 31, 2012, and $3.0 billion at December 31, 2011, of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the consolidated balance sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

Note 5	Mortgage Servicing Rights

The Company serviced $200.2 billion of residential mortgage loans for others at March 31, 2012, and $191.1 billion at December 31, 2011. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs were net gains of $30 million and $62 million for the three months ended March 31, 2012 and 2011, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $171 million and $157 million for the three months ended March 31, 2012 and 2011, respectively.

U. S. Bancorp	49

Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended March 31 (Dollars in Millions)
	2012	2011
Balance at beginning of period	$1,519	$1,837
Rights purchased	13	7
Rights capitalized	261	213
Changes in fair value of MSRs
Due to change in valuation assumptions (a)	65	102
Other changes in fair value (b)	(121)	(86)

Balance at end of period	$1,737	$2,073

(a)	Principally reflects changes in prepayment speeds, and to a lessor extent, changes in discount rates and escrow earnings assumptions, primarily arising from interest rate changes.
(b)	Primarily represents changes due to collection/realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2012				December 31, 2011
(Dollars in Millions)	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Net fair value	$23	$4	$6	$23	$21	$6	$—	$6

The fair value of MSRs and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured mortgages, conventional mortgages and Mortgage Revenue Bond Programs (“MRBP”). The servicing portfolios are predominantly comprised of fixed-rate agency loans with limited adjustable-rate or jumbo mortgage loans. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance.

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2012				December 31, 2011
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$13,532	$34,253	$152,386	$200,171	$13,357	$32,567	$145,158	$191,082
Fair market value	$156	$316	$1,265	$1,737	$155	$290	$1,074	$1,519
Value (bps) (a)	115	92	83	87	116	89	74	79
Weighted-average servicing fees (bps)	40	35	29	31	40	36	29	31
Multiple (value/servicing fees)	2.88	2.63	2.86	2.81	2.90	2.47	2.55	2.55
Weighted-average note rate	5.42%	4.95%	4.87%	4.92%	5.50%	5.08%	4.97%	5.03%
Age (in years)	4.3	2.5	2.7	2.8	4.2	2.5	2.8	2.8
Expected prepayment (constant prepayment rate)	13.0%	19.1%	19.8%	19.2%	12.9%	21.1%	22.1%	21.3%
Expected life (in years)	6.3	4.5	4.2	4.4	6.4	4.0	3.8	4.0
Discount rate	12.1%	11.4%	10.0%	10.4%	12.1%	11.3%	10.0%	10.4%

(a)	Value is calculated as fair market value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

Note 6	Preferred Stock

At March 31, 2012 and December 31, 2011, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	March 31, 2012				December 31, 2011
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series D	20,000	500	—	500	20,000	500	—	500
Series F	44,000	1,100	12	1,088	—	—	—	—

Total preferred stock (a)	116,510	$3,851	$157	$3,694	72,510	$2,751	$145	$2,606

(a)	The par value of all shares issued and outstanding at March 31, 2012 and December 31, 2011, was $1.00 per share.

50	U. S. Bancorp

On January 23, 2012, the Company issued depositary shares representing an ownership interest in 44,000 shares of Series F Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series F Preferred Stock”). The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 6.50 percent from the date of issuance to, but excluding, January 15, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus 4.468 percent. The Series F Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after January 15, 2022. The Series F Preferred stock is redeemable at the Company’s option, in whole, but not in part, prior to January 15, 2022 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series F Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve.

For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 7	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2012	2011
Net income attributable to U.S. Bancorp	$1,338	$1,046
Preferred dividends	(46)	(39)
Earnings allocated to participating stock awards	(7)	(4)

Net income applicable to U.S. Bancorp common shareholders	$1,285	$1,003

Average common shares outstanding	1,901	1,918
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	9	10

Average diluted common shares outstanding	1,910	1,928

Earnings per common share	$.68	$.52
Diluted earnings per common share	$.67	$.52

Options and warrants outstanding at March 31, 2012 and 2011, to purchase 45 million and 55 million common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share because they were antidilutive.

Note 8	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2012	2011	2012	2011
Service cost	$32	$30	$1	$1
Interest cost	42	42	2	2
Expected return on plan assets	(48)	(52)	—	(1)
Prior service cost (credit) and transition obligation (asset) amortization	(1)	(2)	—	—
Actuarial loss (gain) amortization	40	31	(2)	(1)

Net periodic benefit cost	$65	$49	$1	$1

U. S. Bancorp	51

Note 9	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31,
(Dollars in Millions)	2012	2011
Federal
Current	$404	$406
Deferred	68	(44)

Federal income tax	472	362
State
Current	50	10
Deferred	5	(6)

State income tax	55	4

Total income tax provision	$527	$366

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31,
(Dollars in Millions)	2012	2011
Tax at statutory rate	$641	$488
State income tax, at statutory rates, net of federal tax benefit	36	3
Tax effect of
Tax credits, net of related expenses	(89)	(87)
Tax-exempt income	(55)	(56)
Noncontrolling interests	11	6
Other items	(17)	12

Applicable income taxes	$527	$366

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2012, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2008. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.4 billion at March 31, 2012, and $1.1 billion at December 31, 2011.

Note 10	Derivative Instruments

The Company recognizes all derivatives in the consolidated balance sheet at fair value in other assets or in other liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a hedge of the fair value of a recognized asset or liability (“fair value hedge”); a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized asset or liability (“cash flow hedge”); a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”); or a designation is not made as it is a customer-related transaction, an economic hedge for asset/liability risk management purposes or another stand-alone derivative created through the Company’s operations (“free-standing derivative”).

The following table provides information on the fair value of the Company’s derivative positions:

	March 31, 2012		December 31, 2011
(Dollars in Millions)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Total fair value of derivative positions	$1,733	$2,254	$1,913	$2,554
Netting (a)	(304)	(1,798)	(294)	(1,889)

Total	$1,429	$456	$1,619	$665

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. At March 31, 2012, the amount of collateral posted by counterparties that was netted against derivative assets was $89 million and the amount of collateral posted by the Company that was netted against derivative liabilities was $1.6 billion, compared with $88 million and $1.7 billion, respectively, at December 31, 2011.

52	U. S. Bancorp

Of the Company’s $60.6 billion of total notional amount of asset and liability management positions at March 31, 2012, $12.3 billion was designated as a fair value or cash flow hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At March 31, 2012, the Company had $455 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $489 million (net-of-tax) at December 31, 2011. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2012 and the next 12 months are losses of $96 million (net-of-tax) and $127 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies and non-derivative debt instruments to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three months ended March 31, 2012. At March 31, 2012, the carrying amount of non-derivative debt instruments designated as net investment hedges was $726 million. There were no non-derivative debt instruments designated as net investment hedges at December 31, 2011.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell TBAs and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale. The Company also enters into U.S. Treasury futures, options on U.S. Treasury futures, interest rate swaps and forward commitments to buy TBAs to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company enters into similar offsetting positions with broker-dealers. The Company also has derivative contracts that are created through its operations, including commitments to originate mortgage loans held for sale and certain derivative financial guarantee contracts.

U. S. Bancorp	53

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2012
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$25	3.84	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	765	3.78
Receive fixed/pay floating swaps	6,750	12	2.60	250	–	2.42
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	12,502	92	.10	2,332	13	.04
Sell	8,626	32	.10	7,359	29	.13
Options
Purchased	3,810	–	.05	–	–	–
Written	6,223	86	.11	17	–	.14
Receive fixed/pay floating swaps	400	–	10.21	3,125	14	10.21
Foreign exchange forward contracts	1,018	3	.08	312	2	.09
Equity contracts	72	4	.74	–	–	–
Credit contracts	728	2	3.93	1,763	9	3.44
December 31, 2011
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	500	27	4.09	–	–	–
Foreign exchange cross-currency swaps	688	17	5.17	432	23	5.17
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	803	4.03
Receive fixed/pay floating swaps	750	–	2.75	6,250	6	2.86
Net investment hedges
Foreign exchange forward contracts	708	4	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	14,270	150	.07	29	–	.12
Sell	231	1	.15	14,415	134	.11
Options
Purchased	1,250	–	.07	–	–	–
Written	4,421	80	.10	11	1	.13
Receive fixed/pay floating swaps	2,625	9	10.21	–	–	–
Foreign exchange forward contracts	261	1	.08	567	5	.09
Equity contracts	54	1	1.05	10	–	.64
Credit contracts	800	7	3.71	1,600	8	3.59

54	U. S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2012
Interest rate contracts
Receive fixed/pay floating swaps	$15,369	$1,063	5.01	$741	$2	4.29
Pay fixed/receive floating swaps	886	3	5.26	15,319	1,032	4.99
Options
Purchased	2,659	30	5.98	–	–	–
Written	–	–	–	2,659	30	5.98
Foreign exchange rate contracts
Forwards, spots and swaps (a)	8,938	378	.46	8,108	355	.54
Options
Purchased	125	3	.38	–	–	–
Written	–	–	–	125	3	.38
December 31, 2011
Interest rate contracts
Receive fixed/pay floating swaps	16,230	1,216	4.98	523	1	2.52
Pay fixed/receive floating swaps	99	–	1.81	16,206	1,182	5.10
Options
Purchased	2,660	26	6.11	–	–	–
Written	–	–	–	2,660	26	6.11
Foreign exchange rate contracts
Forwards, spots and swaps (a)	7,982	369	.54	8,578	360	.49
Options
Purchased	127	5	.41	–	–	–
Written	–	–	–	127	5	.41

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2012	2011	2012	2011
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$1	$5	$(33)	$(34)
Net investment hedges
Foreign exchange forward contracts	(6)	(32)	–	–
Non-derivative debt instruments	–	–	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2012 and 2011.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

U. S. Bancorp	55

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31:

	Location of Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
(Dollars in Millions)		2012	2011
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$–	$14
Foreign exchange cross-currency swaps	Other noninterest income	42	73
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	169	(14)
Purchased and written options	Mortgage banking revenue	154	49
Receive fixed/pay floating swaps	Mortgage banking revenue	(57)	–
Foreign exchange forward contracts	Commercial products revenue	(17)	(14)
Equity contracts	Compensation expense	(1)	1
Credit contracts	Other noninterest income/expense	(6)	(1)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(140)	(147)
Pay fixed/receive floating swaps	Other noninterest income	139	140
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	21	14

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were less than $1 million and $(44) million for the three months ended March 31, 2012, respectively, and $(14) million and $(72) million for the three months ended March 31, 2011, respectively. The ineffective portion was immaterial for the three months ended March 31, 2012 and 2011.

Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk using a credit valuation adjustment and includes it within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into master netting agreements and, where possible, by requiring collateral agreements. A master netting agreement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. Collateral agreements require the counterparty to post, on a daily basis, collateral (typically cash or money market investments) equal to the Company’s net derivative receivable. For highly-rated counterparties, the agreements may include minimum dollar posting thresholds, but allow for the Company to call for immediate, full collateral coverage when credit-rating thresholds are triggered by counterparties.

The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at March 31, 2012, was $1.6 billion. At March 31, 2012, the Company had $1.6 billion of cash posted as collateral against this net liability position.

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

56	U. S. Bancorp

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
•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs, certain debt securities and certain derivative contracts.

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2012 and 2011, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2012 and 2011, there were no significant changes to the valuation techniques used by the Company to measure fair value.

Cash and Due From Banks The carrying value of cash and due from banks approximate fair value and are classified within Level 1. Fair value is provided for disclosure purposes only.

Federal Funds Sold and Securities Purchased Under Resale Agreements The carrying value of federal funds sold and securities purchased under resale agreements approximate fair value because of the relatively short time between the origination of the instrument and its expected realization and are classified within Level 2. Fair value is provided for disclosure purposes only.

Investment Securities When quoted market prices for identical securities are available in an active market, these prices are used to determine fair value and these securities are classified within Level 1 of the fair value hierarchy. Level 1 investment securities are predominantly U.S. Treasury securities.

For other securities, quoted market prices may not be readily available for the specific securities. When possible, the Company determines fair value based on market observable information, including quoted market prices for similar securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third party pricing service. The Company reviews the valuation methodologies utilized by the pricing service and reviews the security level prices provided by the pricing service against management’s expectation of fair value, based on changes in various benchmarks and market knowledge from recent trading activity. Additionally, the Company validates the fair value provided by the pricing services by comparing them to recent observable market trades (where available), broker provided quotes, or other independent secondary pricing sources. Prices obtained from the pricing service are adjusted if they are found to be inconsistent with

U. S. Bancorp	57

observable market data. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, municipal securities, corporate debt securities, and perpetual preferred securities.

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities using a discounted cash flow methodology and incorporating observable market information, where available. Discounted cash flow methodologies and other market valuation techniques involving management judgment use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated to reflect market developments. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to an independent internal review, including a comparison to fair values provided by third party pricing services, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities, certain collateralized debt obligations and collateralized loan obligations, certain corporate debt securities and SIV-related securities.

Certain Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $19 million net gain and a $125 million net loss for the three months ended March 31, 2012 and 2011, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses and were discounted using current rates offered to borrowers of similar credit characteristics. Generally, loan fair values reflect Level 3 information. Fair value is provided for disclosure purposes only, with the exception of impaired collateral-based loans that are measured at fair value on a non-recurring basis utilizing the underlying collateral fair value.

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology and third party prices, if available. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are subject to independent internal reviews and validated through comparison to trade information, industry surveys, and independent third party valuations. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. Refer to Note 5 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Scholes and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting agreements, as well as collateral received or provided under collateral support agreements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market. These derivatives are classified within Level 3 of the fair value hierarchy. In addition, commitments to sell, purchase and originate mortgage loans that meet the accounting requirements of a derivative, are valued by pricing models that include market observable and unobservable inputs. Due to the significant unobservable inputs, these commitments are classified within Level 3.

58	U. S. Bancorp

Other Financial Instruments Other financial instruments include cost method equity investments and community development and tax-advantaged related assets and liabilities. The majority of the Company’s cost method equity investments are in Federal Home Loan Bank and Federal Reserve Bank stock, whose carrying amounts approximate their fair value and are classified within Level 2. Investments in private equity and other limited partnership funds are estimated using fund provided net asset values. These equity investments are classified within Level 3. Fair value is provided for disclosure purposes only.

Community development and tax-advantaged investments generate a return primarily through the realization of federal and state income tax credits, with a duration typically equal to the period that the tax credits are realized. Asset balances primarily represent the assets of the underlying community development and tax-advantaged entities the Company consolidated per applicable authoritative accounting guidance. Liabilities of the underlying consolidated entities were included in long-term debt. The carrying value of the asset balances are a reasonable estimate of fair value and are classified within Level 3. Refer to Note 4 for further information on community development and tax-advantaged related assets and liabilities. Fair value is provided for disclosure purposes only.

Deposit Liabilities The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand. The fair value of fixed-rate certificates of deposit was estimated by discounting the contractual cash flow using current market rates. Deposit liabilities are classified within Level 2. Fair value is provided for disclosure purposes only.

Short-term Borrowings Federal funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term funds borrowed have floating rates or short-term maturities. The fair value of short-term borrowings was determined by discounting contractual cash flows using current market rates. Short-term borrowings are classified within Level 2. Fair value is provided for disclosure purposes only.

Long-term Debt The fair value for most long-term debt was determined by discounting contractual cash flows using current market rates. Junior subordinated debt instruments were valued using market quotes. Long-term debt is classified within Level 2. Fair value is provided for disclosure purposes only.

Loan Commitments, Letters of Credit and Guarantees The fair value of commitments, letters of credit and guarantees represents the estimated costs to terminate or otherwise settle the obligations with a third party. Other loan commitments, letters of credit and guarantees are not actively traded, and the Company estimates their fair value based on the related amount of unamortized deferred commitment fees adjusted for the probable losses for these arrangements. These arrangements are classified within Level 3. Fair value is provided for disclosure purposes only.

Significant Unobservable Inputs of Level 3 Assets and Liabilities

The following section describes the significant inputs used by the Company to determine the fair value measurements of Level 3 assets and liabilities recorded at fair value on a recurring basis. In addition, the following includes a discussion of the sensitivity of the fair value measurements to changes in the significant inputs and a description of any interrelationships between these inputs. The discussion below excludes nonrecurring fair value measurements of collateral value, used for impairment measures for loans and other real estate owned. These valuations utilize third party appraisal or broker price opinions, and are classified as Level 3 due to the significant judgment involved.

Available-For-Sale Investment Securities The significant unobservable inputs used in the fair value measurement of the Company’s modeled Level 3 available-for-sale investment securities are prepayment rates, probability of default and loss severities associated with the underlying collateral, as well as the discount margin used to calculate the present value of the projected cash flows. The majority of the Company’s Level 3 securities were acquired at discounts. Increases in prepayment rates will typically result in higher fair values, as it accelerates the receipt of expected cash flows and reduces exposure to credit losses. Increases in the probability of default and loss severities will result in lower fair values, as these reduce expected cash flows. Discount margin is the Company’s estimate of the current

U. S. Bancorp	59

market spread above the respective benchmark rate. Higher discount margin will result in lower fair values, as it reduces the present value of the expected cash flows.

Prepayment rates generally move in the opposite direction of market interest rates. In the current environment, an increase in the probability of default will generally be accompanied with an increase in loss severity, as both are impacted by underlying collateral values. Discount margins are influenced by market expectations about the security’s collateral performance, and therefore may directionally move with probability and severity of default; however, discount margins are also impacted by broader market forces, such as competing investment yields, sector liquidity, economic news, and other macroeconomic factors.

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at March 31, 2012:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	3%	23%	13%
Lifetime probability of default rates	–	14	2
Lifetime loss severity rates	9	80	40
Discount margin	3	30	7
Residential Non-Prime Non-Agency Mortgage-Backed Securities
Estimated lifetime prepayment rates	1%	13%	6%
Lifetime probability of default rates	–	20	7
Lifetime loss severity rates	8	88	54
Discount margin	4	40	10
Commercial Non-Agency Mortgage-Backed Securities
Estimated lifetime prepayment rates	–%	9%	2%
Lifetime probability of default rates	3	15	7
Lifetime loss severity rates	50	80	57
Discount margin	3	30	14
Collateralized Debt/Loan Obligation Asset-Backed Securities
Estimated lifetime prepayment rates	–%	16%	4%
Lifetime probability of default rates	2	28	6
Lifetime loss severity rates	30	90	50
Discount margin	1	98	15
Other Asset-Backed Securities
Estimated lifetime prepayment rates	2%	10%	4%
Lifetime probability of default rates	–	38	14
Lifetime loss severity rates	40	100	75
Discount margin	3	40	17

(a)	Prime securities are those designated as such by the issuer or those with underlying asset characteristics and/or credit enhancements consistent with securities designated as prime.

Mortgage Servicing Rights The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are expected prepayments and the discount rate used to calculate the present value of the projected cash flows. Significant increases in either of these inputs in isolation would result in a significantly lower fair value measurement. Significant decreases in either of these inputs in isolation would result in a significantly higher fair value measurement. There is no direct interrelationship between prepayments and discount rate. Prepayment rates generally move in the opposite direction of market interest rates. Discount rates are impacted by changes in market return requirements.

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2012:

	Minimum	Maximum	Average
Expected prepayment	14%	32%	19%
Discount rate	10	14	10

Derivatives The Company has two distinct Level 3 derivative portfolios: (i) the Company’s commitments to sell, purchase and originate mortgage loans that meet the requirements of a derivative, and (ii) the Company’s asset/liability and customer-related derivatives that are Level 3 due to unobservable inputs related to measurement of risk of nonperformance by the counterparty.

The significant unobservable inputs used in the fair value measurement of the Company’s derivative commitments to sell, purchase and originate mortgage loans are the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value. A significant increase in the rate of loans that close would result in a larger derivative asset or liability. A significant increase in the inherent MSR value would result in an increase in the derivative asset or a reduction in the derivative liability. Expected loan close rates and the inherent MSR values are directly impacted by changes in market rates and will generally move in the same direction as interest rates.

60	U. S. Bancorp

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at March 31, 2012:

	Minimum	Maximum	Average
Expected loan close rate	26%	100%	77%
Inherent MSR value (basis points per loan)	63	204	113

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2012, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value was 0 percent, 875 percent and 10 percent, respectively.

U. S. Bancorp	61

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2012
Available-for-sale securities
U.S. Treasury and agencies	$543	$318	$—	$—	$861
Mortgage-backed securities
Residential
Agency	—	41,276	—	—	41,276
Non-agency
Prime	—	—	733	—	733
Non-prime	—	—	806	—	806
Commercial
Agency	—	138	—	—	138
Non-agency	—	—	40	—	40
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	—	87	119	—	206
Other	—	584	112	—	696
Obligations of state and political subdivisions	—	6,509	—	—	6,509
Obligations of foreign governments	—	6	—	—	6
Corporate debt securities	—	876	9	—	885
Perpetual preferred securities	—	357	—	—	357
Other investments	225	11	—	—	236

Total available-for-sale	768	50,162	1,819	—	52,749
Mortgage loans held for sale	—	5,062	—	—	5,062
Mortgage servicing rights	—	—	1,737	—	1,737
Derivative assets	—	587	1,146	(304)	1,429
Other assets	119	630	—	—	749

Total	$887	$56,441	$4,702	$(304)	$61,726

Derivative liabilities	$—	$2,197	$57	$(1,798)	$456
Other liabilities	114	476	—	—	590

Total	$114	$2,673	$57	$(1,798)	$1,046

December 31, 2011
Available-for-sale securities
U.S. Treasury and agencies	$562	$495	$—	$—	$1,057
Mortgage-backed securities
Residential
Agency	—	40,314	—	—	40,314
Non-agency
Prime	—	—	803	—	803
Non-prime	—	—	802	—	802
Commercial
Agency	—	140	—	—	140
Non-agency	—	—	42	—	42
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	—	86	120	—	206
Other	—	564	117	—	681
Obligations of state and political subdivisions	—	6,539	—	—	6,539
Obligations of foreign governments	—	6	—	—	6
Corporate debt securities	—	818	9	—	827
Perpetual preferred securities	—	318	—	—	318
Other investments	193	9	—	—	202

Total available-for-sale	755	49,289	1,893	—	51,937
Mortgage loans held for sale	—	6,925	—	—	6,925
Mortgage servicing rights	—	—	1,519	—	1,519
Derivative assets	—	632	1,281	(294)	1,619
Other assets	146	467	—	—	613

Total	$901	$57,313	$4,693	$(294)	$62,613

Derivative liabilities	$—	$2,501	$53	$(1,889)	$665
Other liabilities	75	538	—	—	613

Total	$75	$3,039	$53	$(1,889)	$1,278

62	U. S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets Still Held at End of Period
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$803	$—		$16		$—	$(48)	$(38)	$—		$—	$733	$13
Non-prime	802	(3)		37		—	—	(30)	—		—	806	37
Commercial non-agency	42	—		—		—	—	(2)	—		—	40	—
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	120	5		(1)		—	—	(5)	—		—	119	(1)
Other	117	3		1		—	—	(9)	—		—	112	1
Corporate debt securities	9	—		—		—	—	—	—		—	9	—

Total available-for-sale	1,893	5	(a)	53	(d)	—	(48)	(84)	—		—	1,819	50
Mortgage servicing rights	1,519	(56	)(b)	—		13	—	—	261	(e)	—	1,737	(56	)(b)
Net derivative assets and liabilities	1,228	331	(c)	—		—	—	—	—		(470)	1,089	(461	)(f)
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime	$1,103	$2		$46		$—	$(115)	$(73)	$—		$—	$963	$38
Non-prime	947	—		51		—	(12)	(39)	—		—	947	51
Commercial non-agency	50	—		1		—	—	(1)	—		—	50	—
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	135	4		9		—	—	(6)	—		—	142	9
Other	133	4		3		—	—	(7)	—		—	133	3
Corporate debt securities	9	—		—		—	—	—	—		—	9	—

Total available-for-sale	2,377	10	(g)	110	(d)	—	(127)	(126)	—		—	2,244	101
Mortgage servicing rights	1,837	16	(b)	—		7	—	—	213	(e)	—	2,073	16	(b)
Net derivative assets and liabilities	851	43	(h)	—		—	(1)	—	—		(146)	747	(139	)(i)

(a)	Approximately $(9) million included in securities gains (losses) and $14 million included in interest income.
(b)	Included in mortgage banking revenue.
(c)	Approximately $(22) million included in other noninterest income and $353 million included in mortgage banking revenue.
(d)	Included in changes in unrealized gains and losses on securities available-for-sale.
(e)	Represents MSRs capitalized during the period.
(f)	Approximately $(103) million included in other noninterest income and $(358) million included in mortgage banking revenue.
(g)	Approximately $(6) million included in securities gains (losses) and $16 million included in interest income.
(h)	Approximately $(5) million included in other noninterest income and $48 million included in mortgage banking revenue.
(i)	Approximately $(129) million included in other noninterest income and $(10) million included in mortgage banking revenue.

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

The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	March 31, 2012				December 31, 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$—	$—	$58	$58	$—	$—	$168	$168
Other assets (b)	—	—	138	138	—	—	310	310

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

U. S. Bancorp	63

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2012	2011
Loans (a)	$18	$15
Other assets (b)	47	87

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2012			December 31, 2011
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$5,062	$4,882	$180	$6,925	$6,635	$290
Nonaccrual loans	10	15	(5)	10	15	(5)
Loans 90 days or more past due	2	3	(1)	3	4	(1)

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of March 31, 2012 and December 31, 2011, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$9,561	$9,561	$—	$—	$9,561	$13,962	$13,962
Federal funds sold and securities purchased under resale agreements	124	—	124	—	124	64	64
Investment securities held-to-maturity	21,505	2,447	19,321	94	21,862	18,877	19,216
Mortgages held for sale (a)	2	—	—	2	2	3	3
Other loans held for sale	196	—	—	197	197	228	228
Loans	207,274	—	—	209,026	209,026	205,082	206,646
Other financial instruments	6,105	—	1,268	4,885	6,153	6,095	6,140
Financial Liabilities
Deposits	233,553	—	233,930	—	233,930	230,885	231,184
Short-term borrowings	27,454	—	27,594	—	27,594	30,468	30,448
Long-term debt	30,395	—	30,947	—	30,947	31,953	32,664

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $386 million and $381 million at March 31, 2012 and December 31, 2011, respectively. The carrying value of other guarantees was $408 million and $359 million at March 31, 2012 and December 31, 2011, respectively.

64	U. S. Bancorp

Note 12	Guarantees and Contingent Liabilities

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

In 2007 and 2008, Visa announced settlement agreements relating to certain of the Visa Litigation matters. Visa U.S.A. member banks remain obligated to indemnify Visa Inc. for potential losses arising from the remaining Visa Litigation. Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. funds an escrow account for the benefit of member financial institutions to fund the expenses of the Visa Litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. At March 31, 2012, the carrying amount of the Company’s liability related to the remaining Visa Litigation matters, net of its share of the escrow fundings, was zero. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby marketable, upon settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 11.

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2012:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$91	$19,552
Third-party borrowing arrangements	—	—	454
Securities lending indemnifications	8,418	—	8,190
Asset sales	—	284	2,464	(a)
Merchant processing	783	80	78,567
Contingent consideration arrangements	—	7	10
Tender option bond program guarantee	5,344	—	5,171
Minimum revenue guarantees	—	18	31
Other	—	19	3,213

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

U. S. Bancorp	65

contain various provisions to protect the Company in the event of default. At March 31, 2012, the value of airline tickets purchased to be delivered at a future date was $7.7 billion. The Company held collateral of $624 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2012, the Company had reserved $202 million for potential losses from representation and warranty obligations, compared with $160 million at December 31, 2011. The $42 million increase was primarily the result of the GSEs increasing the number of loans selected for repurchase review. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and assumptions about defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended March 31
(Dollars in Millions)	2012	2011
Balance at beginning of period	$160	$180
Net realized losses	(25)	(32)
Additions to reserve	67	33

Balance at end of period	$202	$181

As of March 31, 2012 and December 31, 2011, the Company had $134 million and $105 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

Checking Account Overdraft Fee Litigation The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment; however, no class has been certified. The court has denied a motion by the Company to dismiss these cases. The Company believes it has meritorious defenses against these matters, including class certification. No specific damages claim has been made, and based on facts and circumstances, the Company believes the potential range of loss would not be material.

Other During the second quarter of 2011, the Company and its two primary banking subsidiaries entered into Consent Orders with U.S. federal banking regulators regarding the Company’s residential mortgage servicing and foreclosure processes. The banking regulators have notified the Company of civil money penalties related to the Consent Orders, however, these penalties are not significant.

Other federal and state governmental authorities have reached a settlement agreement with five major financial institutions regarding their mortgage origination, servicing, and foreclosure activities. Those governmental authorities contacted other financial institutions, including the Company, to discuss their potential participation in a settlement. The Company has not agreed to any settlement at this point, however, if a settlement were reached it would likely include an agreement to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place). The Company has accrued $130 million with respect to these and related matters.

66	U. S. Bancorp

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

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 13	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2012 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U. S. Bancorp	67

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2012			2011
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$71,476	$505	2.83%	$56,405	$468	3.32%	26.7%
Loans held for sale	6,879	65	3.77	6,104	63	4.16	12.7
Loans (b)
Commercial	57,131	532	3.74	48,713	501	4.16	17.3
Commercial real estate	35,985	405	4.53	35,179	396	4.56	2.3
Residential mortgages	37,831	442	4.67	31,777	393	4.97	19.1
Credit card	16,778	427	10.25	16,124	381	9.59	4.1
Other retail	47,930	632	5.31	48,139	663	5.58	(.4)

Total loans, excluding covered loans	195,655	2,438	5.01	179,932	2,334	5.25	8.7
Covered loans	14,506	220	6.08	17,638	235	5.37	(17.8)

Total loans	210,161	2,658	5.08	197,570	2,569	5.26	6.4
Other earning assets	11,528	61	2.13	13,861	57	1.67	(16.8)

Total earning assets	300,044	3,289	4.40	273,940	3,157	4.65	9.5
Allowance for loan losses	(4,768)			(5,418)			12.0
Unrealized gain (loss) on available-for-sale securities	820			(320)			*
Other assets	40,191			39,694			1.3

Total assets	$336,287			$307,896			9.2

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$63,583			$44,189			43.9%
Interest-bearing deposits
Interest checking	47,458	14	.12	42,645	19	.18	11.3
Money market savings	45,927	13	.12	45,649	28	.25	.6
Savings accounts	28,846	19	.27	25,330	35	.57	13.9
Time certificates of deposit less than $100,000	14,956	67	1.80	15,264	72	1.91	(2.0)
Time deposits greater than $100,000	27,514	68	.99	31,228	80	1.04	(11.9)

Total interest-bearing deposits	164,701	181	.44	160,116	234	.59	2.9
Short-term borrowings	29,062	124	1.72	32,203	135	1.70	(9.8)
Long-term debt	31,551	294	3.74	31,567	281	3.60	(.1)

Total interest-bearing liabilities	225,314	599	1.07	223,886	650	1.18	.6
Other liabilities	10,970			9,003			21.8
Shareholders’ equity
Preferred equity	3,432			1,930			77.8
Common equity	31,983			28,079			13.9

Total U.S. Bancorp shareholders’ equity	35,415			30,009			18.0
Noncontrolling interests	1,005			809			24.2

Total equity	36,420			30,818			18.2

Total liabilities and equity	$336,287			$307,896			9.2

Net interest income		$2,690			$2,507

Gross interest margin			3.33%			3.47%

Gross interest margin without taxable-equivalent increments			3.25%			3.39%

Percent of Earning Assets
Interest income			4.40%			4.65%
Interest expense			.80			.96

Net interest margin			3.60%			3.69%

Net interest margin without taxable-equivalent increments			3.52%			3.61%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

68	U. S. Bancorp

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2012.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U. S. Bancorp	69

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
DATE: May 4, 2012		(Principal Accounting Officer and Duly Authorized Officer)

70	U. S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended March 31, 2012
Earnings
1. Net income attributable to U.S. Bancorp	$1,338
2. Applicable income taxes, including expense related to unrecognized tax positions	527

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$1,865

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$417
b. Portion of rents representative of interest and amortization of debt expense	26

c. Fixed charges excluding interest on deposits (4a + 4b)	443
d. Interest on deposits	181

e. Fixed charges including interest on deposits (4c + 4d)	$624

5. Amortization of interest capitalized	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,308
7. Earnings including interest on deposits (3 + 4e + 5)	2,489
8. Fixed charges excluding interest on deposits (4c)	443
9. Fixed charges including interest on deposits (4e)	624
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	5.21
11. Including interest on deposits (line 7/line 9)	3.99

*	Excludes interest expense related to unrecognized tax positions

U. S. Bancorp	71

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: May 4, 2012

72	U. S. Bancorp

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: May 4, 2012

U. S. Bancorp	73

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 4, 2012

74	U. S. Bancorp

First Class U.S. Postage PAID Permit No. 2440 Minneapolis, MN

Corporate Information

Executive Offices

U.S. Bancorp

800 Nicollet Mall

Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar

Computershare Investor Services acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

Computershare Investor Services

P.O. Box 358015

Pittsburgh, PA 15252-8015

Phone: 888-778-1311 or 201-680-6578 (international calls)

Internet: bnymellon.com/shareowner

For Registered or Certified Mail:

Computershare Investor Services

500 Ross St., 6th Floor

Pittsburgh, PA 15219

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Computershare’s internet site by clicking on the Investor ServiceDirect® link.

Independent Auditor

Ernst & Young LLP serves as the independent auditor for U.S. Bancorp’s financial statements.

Common Stock Listing and Trading

U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

Dividends and Reinvestment Plan

U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, Computershare Investor Services.

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

Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations

800 Nicollet Mall

Minneapolis, MN 55402

investorrelations@usbank.com

Phone: 866-775-9668

Media Requests

Thomas J. Joyce

Senior Vice President, Corporate Public Relations

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