Form 10-Q
period 2012-06-30
US BANCORP \DE\
filed 2012-08-03
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2012 1,895,298,892 shares

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

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,713	$2,544	6.6%	$5,403	$5,051	7.0%
Noninterest income	2,374	2,154	10.2	4,613	4,171	10.6
Securities gains (losses), net	(19)	(8)	*	(19)	(13)	(46.2)
Total net revenue	5,068	4,690	8.1	9,997	9,209	8.6
Noninterest expense	2,601	2,425	7.3	5,161	4,739	8.9
Provision for credit losses	470	572	(17.8)	951	1,327	(28.3)
Income before taxes	1,997	1,693	18.0	3,885	3,143	23.6
Taxable-equivalent adjustment	55	56	(1.8)	111	111	—
Applicable income taxes	564	458	23.1	1,091	824	32.4
Net income	1,378	1,179	16.9	2,683	2,208	21.5
Net (income) loss attributable to noncontrolling interests	37	24	54.2	70	41	70.7
Net income attributable to U.S. Bancorp	$1,415	$1,203	17.6	$2,753	$2,249	22.4
Net income applicable to U.S. Bancorp common shareholders	$1,345	$1,167	15.3	$2,630	$2,170	21.2
Per Common Share
Earnings per share	$.71	$.61	16.4%	$1.39	$1.13	23.0%
Diluted earnings per share	.71	.60	18.3	1.38	1.12	23.2
Dividends declared per share	.195	.125	56.0	.390	.250	56.0
Book value per share	17.45	15.50	12.6
Market value per share	32.16	25.51	26.1
Average common shares outstanding	1,888	1,921	(1.7)	1,895	1,920	(1.3)
Average diluted common shares outstanding	1,898	1,929	(1.6)	1,904	1,929	(1.3)
Financial Ratios
Return on average assets	1.67%	1.54%		1.64%	1.46%
Return on average common equity	16.5	15.9		16.3	15.2
Net interest margin (taxable-equivalent basis) (a)	3.58	3.67		3.59	3.68
Efficiency ratio (b)	51.1	51.6		51.5	51.4
Net charge-offs as a percent of average loans outstanding	.98	1.51		1.03	1.58
Average Balances
Loans	$214,069	$198,810	7.7%	$212,115	$198,194	7.0%
Loans held for sale	7,352	3,118	*	7,115	4,603	54.6
Investment securities (c)	73,181	62,955	16.2	72,329	59,698	21.2
Earning assets	303,754	277,571	9.4	301,899	275,766	9.5
Assets	340,429	312,610	8.9	338,358	310,266	9.1
Noninterest-bearing deposits	64,531	48,721	32.5	64,057	46,467	37.9
Deposits	231,301	209,411	10.5	229,792	206,871	11.1
Short-term borrowings	29,935	29,008	3.2	29,498	30,597	(3.6)
Long-term debt	29,524	32,183	(8.3)	30,538	31,877	(4.2)
Total U.S. Bancorp shareholders’ equity	37,266	31,967	16.6	36,341	30,994	17.3

	June 30, 2012	December 31, 2011
Period End Balances
Loans	$216,088	$209,835	3.0%
Investment securities	73,948	70,814	4.4
Assets	353,136	340,122	3.8
Deposits	241,316	230,885	4.5
Long-term debt	28,821	31,953	(9.8)
Total U.S. Bancorp shareholders’ equity	37,792	33,978	11.2
Asset Quality
Nonperforming assets	$3,029	$3,774	(19.7)
Allowance for credit losses	4,864	5,014	(3.0)
Allowance for credit losses as a percentage of period-end loans	2.25%	2.39%
Capital Ratios
Tier 1 capital	10.7%	10.8%
Total risk-based capital	13.0	13.3
Leverage	9.1	9.1
Tangible common equity to tangible assets (d)	6.9	6.6
Tangible common equity to risk-weighted assets using Basel 1 definition (d)	8.5	8.1
Tier 1 common equity to risk-weighted assets using Basel I definition (d)	8.8	8.6
Tier 1 common equity to risk-weighted assets using Basel III proposals published prior to June 2012 (d)	–	8.2
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	7.9	–

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 32.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.4 billion for the second quarter of 2012, or $.71 per diluted common share, compared with $1.2 billion, or $.60 per diluted common share for the second quarter of 2011. Return on average assets and return on average common equity were 1.67 percent and 16.5 percent, respectively, for the second quarter of 2012, compared with 1.54 percent and 15.9 percent, respectively, for the second quarter of 2011. The provision for credit losses was $50 million lower than net charge-offs for the second quarter of 2012, compared with $175 million lower than net charge-offs for the second quarter of 2011.

Total net revenue, on a taxable-equivalent basis, for the second quarter of 2012 was $378 million (8.1 percent) higher than the second quarter of 2011, reflecting a 6.6 percent increase in net interest income and a 9.7 percent increase in noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher mortgage banking revenue and merchant processing services revenue, partially offset by lower debit card revenue.

Noninterest expense in the second quarter of 2012 was $176 million (7.3 percent) higher than the second quarter of 2011, primarily due to higher compensation expense, employee benefits costs, mortgage servicing review-related professional services costs and other expense, including an accrual recorded by the Company in the second quarter of 2012 related to its portion of obligations associated with Visa Inc. litigation matters (“Visa accrual”).

The provision for credit losses for the second quarter of 2012 of $470 million was $102 million (17.8 percent) lower than the second quarter of 2011. Net charge-offs in the second quarter of 2012 were $520 million, compared with $747 million in the second quarter of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

The Company reported net income attributable to U.S. Bancorp of $2.8 billion for the first six months of 2012, or $1.38 per diluted common share, compared with $2.2 billion, or $1.12 per diluted common share for the first six months of 2011. Return on average assets and return on average common equity were 1.64 percent and 16.3 percent, respectively, for the first six months of 2012, compared with 1.46 percent and 15.2 percent, respectively, for the first six months of 2011. Included in the Company’s results for the first six months of 2011 was a $46 million gain related to the acquisition of First Community Bank of New Mexico (“FCB”) in a transaction with the Federal Deposit Insurance Corporation (“FDIC”). The provision for credit losses was $140 million lower than net charge-offs for the first six months of 2012, compared with $225 million lower than net charge-offs for the first six months of 2011.

Total net revenue, on a taxable-equivalent basis, for the first six months of 2012 was $788 million (8.6 percent) higher than the first six months of 2011, reflecting a 7.0 percent increase in net interest income and a 10.5 percent increase in noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets and continued growth in lower cost core deposit funding. Noninterest income increased over a year ago, primarily due to higher mortgage banking revenue, merchant processing services revenue and commercial products revenue, partially offset by lower debit card revenue.

Noninterest expense in the first six months of 2012 was $422 million (8.9 percent) higher than the first six months of 2011, primarily due to higher compensation expense, employee benefits costs, mortgage servicing review-related professional services costs, marketing and business development costs and other expense, including higher regulatory and insurance-related costs and the second quarter 2012 Visa accrual.

The provision for credit losses for the first six months of 2012 of $951 million was $376 million (28.3 percent) lower than the first six months of 2011. Net charge-offs in the first six months of 2012 were $1.1 billion, compared with $1.6 billion in the first six months of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U. S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the second quarter of 2012, compared with $2.5 billion in the second quarter of 2011. Net interest income, on a taxable-equivalent basis, was $5.4 billion in the first six months of 2012, compared with $5.1 billion in the first six months of 2011. The increases were primarily the result of growth in both average earning assets and lower cost core deposit funding. Average earning assets increased $26.2 billion (9.4 percent) in the second quarter and $26.1 billion (9.5 percent) in the first six months of 2012, compared with the same periods of 2011, driven by increases in investment securities and loans. The net interest margin in the second quarter and first six months of 2012 was 3.58 percent and 3.59 percent, respectively, compared with 3.67 percent and 3.68 percent in the second quarter and first six months of 2011, respectively. The decreases in the net interest margin reflected increased lower-yielding investment securities and lower loan yields, partially offset by lower deposit rates, reductions in average cash balances held at the Federal Reserve, as well as the inclusion of credit card balance transfer fees in interest income beginning in the first quarter of 2012. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Total average loans for the second quarter and first six months of 2012 were $15.3 billion (7.7 percent) and $13.9 billion (7.0 percent) higher, respectively, than the same periods of 2011, driven by growth in commercial loans, residential mortgages, credit card loans and commercial real estate loans. Impacting average credit card balances during 2012, was the purchase in late

December of 2011 of $700 million of consumer credit card loans. The increases were partially offset by declines in other retail loans and loans covered by loss sharing agreements with the FDIC. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $3.0 billion (17.7 percent) in both the second quarter and first six months of 2012, compared with the same periods of 2011, respectively.

Average investment securities in the second quarter and first six months of 2012 were $10.2 billion (16.2 percent) and $12.6 billion (21.2 percent) higher, respectively, than the same periods of 2011, primarily due to purchases of government agency mortgage-backed securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.

Average total deposits for the second quarter and first six months of 2012 were $21.9 billion (10.5 percent) and $22.9 billion (11.1 percent) higher, respectively, than the same periods of 2011. Average noninterest-bearing deposits for the second quarter and first six months of 2012 were $15.8 billion (32.5 percent) and $17.6 billion (37.9 percent) higher, respectively, than the same periods of 2011, due to growth in average balances in a majority of the lines of business, including Wholesale Banking and Commercial Real Estate, Wealth Management and Securities Services, and Consumer and Small Business Banking. Average total savings deposits for the second quarter and first six months of 2012 were $5.1 billion (4.4 percent) and $6.8 billion (6.0 percent) higher, respectively, than the same periods of 2011, primarily due to growth in Consumer and Small Business Banking balances, partially offset by lower broker-dealer deposits and government banking balances. Average time certificates of deposit less than

Table 2	Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Credit and debit card revenue	$235	$286	(17.8)%	$437	$553	(21.0)%
Corporate payment products revenue	190	185	2.7	365	360	1.4
Merchant processing services	359	338	6.2	696	639	8.9
ATM processing services	89	114	(21.9)	176	226	(22.1)
Trust and investment management fees	262	258	1.6	514	514	—
Deposit service charges	156	162	(3.7)	309	305	1.3
Treasury management fees	142	144	(1.4)	276	281	(1.8)
Commercial products revenue	216	218	(.9)	427	409	4.4
Mortgage banking revenue	490	239	*	942	438	*
Investment products fees and commissions	38	35	8.6	73	67	9.0
Securities gains (losses), net	(19)	(8)	*	(19)	(13)	(46.2)
Other	197	175	12.6	398	379	5.0
Total noninterest income	$2,355	$2,146	9.7%	$4,594	$4,158	10.5%
*	Not meaningful.

4	U. S. Bancorp

$100,000 were slightly lower in the second quarter and first six months of 2012, compared with the same periods of 2011. Average time deposits greater than $100,000 were $1.6 billion (5.3 percent) higher in the second quarter and $1.1 billion (3.4 percent) lower in the first six months of 2012, compared with the same periods of 2011, respectively. Time deposits greater than $100,000 are managed as an alternate to other funding sources such as wholesale borrowing, based largely on relative pricing.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2012 decreased $102 million (17.8 percent) and $376 million (28.3 percent), respectively, from the same periods of 2011. Net charge-offs decreased $227 million (30.4 percent) and $461 million (29.7 percent) in the second quarter and first six months of 2012, respectively, compared with the same periods of 2011, principally due to improvement in the commercial, commercial real estate, credit card and other retail portfolios. The provision for credit losses was lower than net charge-offs by $50 million in the second quarter and $140 million in the first six months of 2012, compared with $175 million in the second quarter and $225 million in the first six months of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the second quarter and first six months of 2012 was $2.4 billion and $4.6 billion, respectively, compared with $2.1 billion and $4.2 billion in the same periods of 2011. The $209 million (9.7 percent) increase during the second quarter and the $436 million (10.5 percent) increase during the first six months of 2012, compared with the same periods of 2011, were primarily driven by strong mortgage banking revenue, principally due to higher origination and sales revenue. In addition, merchant processing services revenue increased, primarily due to higher transaction volumes. Commercial products revenue was also higher for the first six months of 2012, compared with the same period of 2011, the result of higher loan commitment and syndication fees and bond underwriting fees. Other income increased in the second quarter and first six months of 2012, compared with the same periods of 2011, primarily due to higher retail lease residual revenue and equity investment income. The increase in other income for the first six months of 2012 was partially offset by the FCB gain and a gain related to the Company’s investment in Visa Inc., both recorded in the first quarter of 2011. Also offsetting these positive variances were decreases in credit and debit card revenue due to lower debit card interchange fees as a result of fourth quarter of 2011 legislation (estimated impact of $81 million in the second quarter and $157 million in the first six months of 2012), net of mitigation efforts, and the impact of the inclusion of credit card balance transfer fees in interest income beginning in the first quarter of 2012. These negative variances were partially offset by higher transaction volumes and an $18 million credit related to expired debit card customer rewards recorded in the second quarter of 2012. ATM processing services revenue was also lower, due to excluding surcharge fees the Company passes through to others from revenue beginning in the first quarter of 2012, rather than reporting those amounts in occupancy expense as in previous periods. In addition, the second quarter and first six months of 2012 had unfavorable changes in net securities losses, compared with the same periods of the prior year, as the Company recognized impairment on certain perpetual preferred securities in the second quarter of 2012 as a result of recent downgrades of money center banks by a rating agency.

Table 3	Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Compensation	$1,076	$1,004	7.2%	$2,128	$1,963	8.4%
Employee benefits	229	210	9.0	489	440	11.1
Net occupancy and equipment	230	249	(7.6)	450	498	(9.6)
Professional services	136	82	65.9	220	152	44.7
Marketing and business development	80	90	(11.1)	189	155	21.9
Technology and communications	201	189	6.3	402	374	7.5
Postage, printing and supplies	77	76	1.3	151	150	.7
Other intangibles	70	75	(6.7)	141	150	(6.0)
Other	502	450	11.6	991	857	15.6
Total noninterest expense	$2,601	$2,425	7.3%	$5,161	$4,739	8.9%
Efficiency ratio (a)	51.1%	51.6%		51.5%	51.4%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U. S. Bancorp	5

Noninterest Expense Noninterest expense was $2.6 billion in the second quarter and $5.2 billion in the first six months of 2012, compared with $2.4 billion and $4.7 billion in the same periods of 2011, or increases of $176 million (7.3 percent) and $422 million (8.9 percent), respectively. The increases in noninterest expense from a year ago were principally due to higher compensation expense, employee benefits expense, professional services expense and other expense. Compensation expense increased primarily as a result of growth in staffing for business initiatives and mortgage servicing-related activities, in addition to merit increases. Employee benefits expense increased principally due to higher pension costs and staffing levels. Professional services expense was higher, principally due to mortgage servicing review-related projects. Technology and communications expense was higher due to business expansion and technology projects. Marketing and business development expense for the first six months of 2012 increased over the same period of the prior year due to the timing of charitable contributions and payments-related initiatives. Other expense increased in the second quarter and first six months of 2012 over the same periods of the prior year, driven by higher mortgage servicing costs and the second quarter 2012 Visa accrual, partially offset by lower FDIC insurance expense. In addition, other expense for the first six months of 2012 increased over the same period of the prior year due to higher regulatory and insurance-related costs. These increases were partially offset by decreases in net occupancy and equipment expense, principally reflecting the change in presentation of ATM surcharge revenue passed through to others.

Income Tax Expense The provision for income taxes was $564 million (an effective rate of 29.0 percent) for the second quarter and $1.1 billion (an effective rate of 28.9 percent) for the first six months of 2012, compared with $458 million (an effective rate of 28.0 percent) and $824 million (an effective rate of 27.2 percent) for the same periods of 2011. The increases in the effective tax rate for the second quarter and first six months of 2012, compared with the same periods of the prior year, principally reflected the impact of higher pretax earnings year-over-year. For further information on income taxes, refer to Note 9 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $216.1 billion at June 30, 2012, compared with $209.8 billion at December 31, 2011, an increase of $6.3 billion (3.0 percent). The increase was driven primarily by increases in commercial loans, residential mortgages and commercial real estate loans, partially offset by lower credit card, other retail and covered loans. The $4.9 billion (8.6 percent) increase in commercial loans was driven by higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $2.8 billion (7.7 percent) at June 30, 2012, compared with December 31, 2011, reflecting origination and refinancing activity due to the low interest rate environment. Most loans retained in the portfolio are to customers with prime or near-prime credit characteristics at the date of origination.

Commercial real estate loans increased $706 million (2.0 percent) at June 30, 2012, compared with December 31, 2011, reflecting higher demand from new and existing customers and acquired balances.

Total credit card loans decreased $455 million (2.6 percent) at June 30, 2012, compared with December 31, 2011, the result of customers spending less and paying down their balances. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $72 million (.1 percent) at June 30, 2012, compared with December 31, 2011. The decrease was primarily driven by lower home equity and second mortgages and student loan balances, partially offset by higher installment loan and retail leasing balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $8.3 billion at June 30, 2012, compared with $7.2 billion at December 31, 2011. The increase in loans held for sale was principally due to an increase in mortgage loan origination and refinancing activity due to the low interest rate environment.

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

6	U. S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2012 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$117	$117	.3	1.71%	$50	$50	.6	.61%
Maturing after one year through five years	518	523	1.5	.94	2,448	2,475	1.7	1.00
Maturing after five years through ten years	141	149	7.6	3.26	–	–	–	–
Maturing after ten years	10	11	11.1	2.89	60	60	12.7	1.97
Total	$786	$800	2.6	1.50%	$2,558	$2,585	1.9	1.01%
Mortgage-Backed Securities (a)
Maturing in one year or less	$3,177	$3,180	.7	1.66%	$170	$170	.5	1.61%
Maturing after one year through five years	20,983	21,713	3.1	2.69	30,208	30,616	3.4	2.31
Maturing after five years through ten years	4,503	4,350	6.6	2.42	1,304	1,322	6.5	1.33
Maturing after ten years	516	514	12.4	1.87	196	200	11.2	1.39
Total	$29,179	$29,757	3.5	2.53%	$31,878	$32,308	3.5	2.26%
Asset-Backed Securities (a)
Maturing in one year or less	$17	$27	.4	18.86%	$11	$14	.7	1.29%
Maturing after one year through five years	150	166	3.1	12.23	14	12	3.6	.94
Maturing after five years through ten years	635	641	7.7	3.27	9	11	7.0	.87
Maturing after ten years	7	6	11.8	10.88	17	23	22.4	.95
Total	$809	$840	6.8	5.32%	$51	$60	9.9	1.00%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$79	$79	.3	2.00%	$–	$–	.1	8.33%
Maturing after one year through five years	4,979	5,211	3.9	6.79	6	7	3.3	7.21
Maturing after five years through ten years	1,083	1,147	5.7	6.77	1	2	8.1	7.74
Maturing after ten years	74	73	20.7	9.37	14	14	14.9	5.40
Total	$6,215	$6,510	4.3	6.76%	$21	$23	10.9	6.10%
Other Debt Securities
Maturing in one year or less	$31	$31	.2	6.04%	$3	$2	.5	1.22%
Maturing after one year through five years	–	–	–	–	95	90	3.7	1.38
Maturing after five years through ten years	–	–	–	–	29	13	8.3	1.20
Maturing after ten years	926	806	25.6	3.61	–	–	–	–
Total	$957	$837	24.8	3.69%	$127	$105	4.7	1.33%
Other Investments	$553	$569	20.4	3.65%	$–	$–	–	–%
Total investment securities (d)	$38,499	$39,313	4.5	3.29%	$34,635	$35,081	3.4	2.16%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and politicial subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.2 years at December 31, 2011, with a corresponding weighted-average yield of 3.19 percent. The weighted-average maturity of the held-to-maturity investment securities was 3.9 years at December 31, 2011, with a corresponding weighted-average yield of 2.21 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2012		December 31, 2011
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$3,344	4.6%	$3,605	5.1%
Mortgage-backed securities	61,057	83.5	57,561	82.0
Asset-backed securities	860	1.2	949	1.4
Obligations of state and political subdivisions	6,236	8.5	6,417	9.1
Other debt securities and investments	1,637	2.2	1,701	2.4
Total investment securities	$73,134	100.0%	$70,233	100.0%

Investment Securities Investment securities totaled $73.9 billion at June 30, 2012, compared with $70.8 billion at December 31, 2011. The $3.1 billion (4.4 percent) increase primarily reflected $2.7 billion of net investment purchases and a $.4 billion favorable change in net unrealized gains (losses). Held-to-maturity securities were $34.6 billion at June 30, 2012, compared with $18.9 billion at December 31, 2011, due to a transfer of approximately $11.7 billion of available-for-sale investment securities to the held-to-maturity category during the second quarter of 2012, reflecting the Company’s intent to hold those securities to maturity, and growth in government agency mortgage-backed securities as the Company continued to increase its on-balance sheet liquidity in response to anticipated regulatory requirements.

U. S. Bancorp	7

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At June 30, 2012, the Company’s net unrealized gains on available-for-sale securities was $814 million, compared with $581 million at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair value of state and political and corporate debt securities, and to amounts recognized as other-than-temporary impairment in earnings. Gross unrealized losses on available-for-sale securities totaled $441 million at June 30, 2012, compared with $691 million at December 31, 2011. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying assets and market conditions. At June 30, 2012, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $13 million and $21 million of impairment charges in earnings during the second quarter and first six months of 2012, respectively, on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows primarily resulting from increases in defaults in the underlying mortgage pools. During the second quarter of 2012, the Company also recognized impairment charges of $27 million in earnings related to certain perpetual preferred securities issued by financial institutions, following the recent downgrades of money center banks by a rating agency. The net unrealized loss for the Company’s investments in perpetual preferred securities was $2 million at June 30, 2012, and the unrealized loss on perpetual preferred securities in a loss position was $25 million. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 2 and 11 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $241.3 billion at June 30, 2012, compared with $230.9 billion at December 31,

2011, the result of increases in time deposits greater than $100,000, savings accounts, noninterest bearing deposits and money market deposits, partially offset by decreases in interest checking deposits and time certificates less than $100,000. Time deposits greater than $100,000 increased $9.9 billion (36.0 percent) at June 30, 2012, compared with December 31, 2011, primarily in Wholesale Banking and Commercial Real Estate. Time deposits greater than $100,000 are managed as an alternate to other funding sources such as wholesale borrowing, based largely on relative pricing. Savings account balances increased $1.5 billion (5.5 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking that includes multiple bank products in a package. Noninterest-bearing deposits increased $1.3 billion (1.9 percent), primarily due to higher Consumer and Small Business Banking balances. Money market balances increased $692 million (1.5 percent) primarily due to higher balances in Wholesale Banking and Commercial Real Estate, partially offset by lower corporate trust balances. Interest checking balances decreased $2.7 billion (5.8 percent) primarily due to lower Wholesale Banking and Commercial Real Estate balances. Time certificates less than $100,000 were $388 million (2.6 percent) lower at June 30, 2012, compared with December 31, 2011, reflecting lower Consumer and Small Business Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $30.7 billion at June 30, 2012, compared with $30.5 billion at December 31, 2011. The $216 million (.7 percent) increase in short-term borrowings was primarily in commercial paper and other short-term borrowings, partially offset by lower repurchase agreements. Long-term debt was $28.8 billion at June 30, 2012, compared with $32.0 billion at December 31, 2011. The $3.2 billion (9.8 percent) decrease was primarily due to $2.8 billion of medium-term note maturities, $2.2 billion of redemptions of junior subordinated debentures and a $.7 billion decrease in Federal Home Loan Bank advances, partially offset by $2.3 billion of issuances of medium-term notes. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

8	U. S. Bancorp

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s most prominent risk exposures are credit, residual value, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, processing errors, technology, breaches of internal controls and in data security, and business continuation and disaster recovery. Operational risk also includes legal and compliance risks, including risks arising from the failure to adhere to laws, rules, regulations and internal policies and procedures. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, certain mortgage loans held for sale, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. Further, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of these factors.

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

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including all of the Company’s loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individually refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. The decline in housing prices over the past several years has deteriorated the collateral support of the residential mortgage, home equity and second mortgage portfolios. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 3 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, Refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a more detailed discussion on credit risk management processes.

The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a

U. S. Bancorp	9

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. At June 30, 2012, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, indirect lending, portfolio acquisitions, third party originators, such as correspondent banks and loan brokers, and a consumer finance division. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile. With respect to residential mortgages originated through these channels, the Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

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

10	U. S. Bancorp

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by distribution channel and type at June 30, 2012:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Consumer Finance
Less than or equal to 80%	$747	$5,364	$6,111	45.9%
Over 80% through 90%	266	2,584	2,850	21.4
Over 90% through 100%	184	1,239	1,423	10.7
Over 100%	640	2,290	2,930	22.0
No LTV available	—	1	1	—
Total	$1,837	$11,478	$13,315	100.0%
Other
Less than or equal to 80%	$958	$15,431	$16,389	61.6%
Over 80% through 90%	246	1,975	2,221	8.4
Over 90% through 100%	233	1,043	1,276	4.8
Over 100%	543	1,138	1,681	6.3
No LTV available	—	108	108	.4
Loans purchased from GNMA mortgage pools (a)	—	4,930	4,930	18.5
Total	$1,980	$24,625	$26,605	100.0%
Total Company
Less than or equal to 80%	$1,705	$20,795	$22,500	56.4%
Over 80% through 90%	512	4,559	5,071	12.7
Over 90% through 100%	417	2,282	2,699	6.8
Over 100%	1,183	3,428	4,611	11.5
No LTV available	—	109	109	.3
Loans purchased from GNMA mortgage pools (a)	—	4,930	4,930	12.3
Total	$3,817	$36,103	$39,920	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Consumer Finance
Less than or equal to 80%	$721	$56	$777	33.9%
Over 80% through 90%	342	41	383	16.7
Over 90% through 100%	214	57	271	11.8
Over 100%	541	315	856	37.4
No LTV/CLTV available	3	1	4	.2
Total	$1,821	$470	$2,291	100.0%
Other
Less than or equal to 80%	$6,669	$552	$7,221	47.5%
Over 80% through 90%	2,220	237	2,457	16.2
Over 90% through 100%	1,666	213	1,879	12.4
Over 100%	2,763	500	3,263	21.5
No LTV/CLTV available	338	27	365	2.4
Total	$13,656	$1,529	$15,185	100.0%
Total Company
Less than or equal to 80%	$7,390	$608	$7,998	45.8%
Over 80% through 90%	2,562	278	2,840	16.2
Over 90% through 100%	1,880	270	2,150	12.3
Over 100%	3,304	815	4,119	23.6
No LTV/CLTV available	341	28	369	2.1
Total	$15,477	$1,999	$17,476	100.0%

Within the consumer finance division, at June 30, 2012, approximately $1.7 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.9 billion at December 31, 2011. In addition to residential mortgages, at June 30, 2012, the consumer finance division had $.4 billion of home equity and second mortgage loans to customers that may be defined as sub-prime borrowers, compared with $.5 billion at December 31, 2011. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .6 percent of total assets at June 30, 2012, compared with .7 percent at December 31, 2011. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during the periods from June 2009 to June 2012 are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

The following table provides further information on the LTVs of residential mortgages, specifically for the consumer finance division, at June 30, 2012:

(Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Division
Sub-Prime Borrowers
Less than or equal to 80%	$2	$516	$518	3.9%
Over 80% through 90%	1	240	241	1.8
Over 90% through 100%	3	237	240	1.8
Over 100%	9	729	738	5.5
Total	$15	$1,722	$1,737	13.0%
Other Borrowers
Less than or equal to 80%	$745	$4,848	$5,593	42.0%
Over 80% through 90%	265	2,344	2,609	19.6
Over 90% through 100%	181	1,002	1,183	8.9
Over 100%	631	1,561	2,192	16.5
No LTV available	–	1	1	–
Total	$1,822	$9,756	$11,578	87.0%
Total Consumer Finance	$1,837	$11,478	$13,315	100.0%

U. S. Bancorp	11

The following table provides further information on the LTVs of home equity and second mortgages specifically for the consumer finance division at June 30, 2012:

(Dollars in Millions)	Lines	Loans	Total	Percent of Total
Sub-Prime Borrowers
Less than or equal to 80%	$37	$28	$65	2.8%
Over 80% through 90%	18	20	38	1.7
Over 90% through 100%	17	35	52	2.3
Over 100%	54	201	255	11.1
No LTV/CLTV available	–	1	1	–
Total	$126	$285	$411	17.9%
Other Borrowers
Less than or equal to 80%	$684	$28	$712	31.1%
Over 80% through 90%	324	21	345	15.1
Over 90% through 100%	197	22	219	9.6
Over 100%	487	114	601	26.2
No LTV/CLTV available	3	–	3	.1
Total	$1,695	$185	$1,880	82.1%
Total Consumer Finance	$1,821	$470	$2,291	100.0%

Covered loans included $1.3 billion in loans with negative-amortization payment options at June 30, 2012, compared with $1.5 billion at December 31, 2011. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $17.5 billion at June 30, 2012, compared with $18.1 billion at December 31, 2011, and included $5.2 billion of home equity lines in a first lien position and $12.3 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2012, included approximately $3.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $8.6 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien, information it received from its primary regulator on loans serviced by other large servicers or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2012:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,715	$8,632	$12,347
Percent 30–89 days past due	.88%	1.17%	1.08%
Percent 90 days or more past due	.19%	.26%	.24%
Weighted-average CLTV	90%	88%	89%
Weighted-average credit score	763	757	759

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U. S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2012	December 31, 2011
Commercial
Commercial	.07%	.09%
Lease financing	–	–
Total commercial	.07	.08
Commercial Real Estate
Commercial mortgages	.02	.02
Construction and development	.09	.13
Total commercial real estate	.03	.04
Residential Mortgages (a)	.80	.98
Credit Card	1.17	1.36
Other Retail
Retail leasing	–	.02
Other	.21	.43
Total other retail (b)	.19	.38
Total loans, excluding covered loans	.33	.43
Covered Loans	4.96	6.15
Total loans	.61%	.84%

90 days or more past due including nonperforming loans	June 30, 2012	December 31, 2011
Commercial	.38%	.63%
Commercial real estate	1.92	2.55
Residential mortgages (a)	2.46	2.73
Credit card	2.29	2.65
Other retail (b)	.57	.52
Total loans, excluding covered loans	1.27	1.54
Covered loans	9.30	12.42
Total loans	1.76%	2.30%
(a)	Delinquent loan ratios exclude $2.9 billion at June 30, 2012, and $2.6 billion at December 31, 2011, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.60 percent at June 30, 2012, and 9.84 percent at December 31, 2011.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including nonperforming loans was 1.01 percent at June 30, 2012, and .99 percent at December 31, 2011.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.3 billion ($663 million excluding covered loans) at June 30, 2012, compared with $1.8 billion ($843 million excluding covered loans) at December 31, 2011. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The $180 million (21.4 percent) decrease, excluding covered loans, reflected improvement in residential mortgages, credit card and other retail loan portfolios during the first six months of 2012. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .61 percent (.33 percent excluding covered loans) at June 30, 2012, compared with ..84 percent (.43 percent excluding covered loans) at December 31, 2011.

U. S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Residential Mortgages (a)
30-89 days	$342	$404	.86%	1.09%
90 days or more	321	364	.80	.98
Nonperforming	660	650	1.65	1.75
Total	$1,323	$1,418	3.31%	3.82%
Credit Card
30-89 days	$203	$238	1.20%	1.37%
90 days or more	198	236	1.17	1.36
Nonperforming	189	224	1.12	1.29
Total	$590	$698	3.49%	4.02%
Other Retail
Retail Leasing
30-89 days	$7	$10	.13%	.19%
90 days or more	—	1	—	.02
Nonperforming	—	—	—	—
Total	$7	$11	.13%	.21%
Home Equity and Second Mortgages
30-89 days	$125	$162	.71%	.90%
90 days or more	52	133	.30	.73
Nonperforming	159	40	.91	.22
Total	$336	$335	1.92%	1.85%
Other (b)
30-89 days	$129	$168	.51%	.68%
90 days or more	40	50	.16	.20
Nonperforming	23	27	.09	.11
Total	$192	$245	.76%	.99%
(a)	Excludes $2.9 billion and $2.6 billion at June 30, 2012, and December 31, 2011, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides information on delinquent and nonperforming consumer lending loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Consumer Lending
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Residential mortgages (a)
30-89 days	1.58%	1.87%	.50%	.67%
90 days or more	1.38	1.71	.51	.59
Nonperforming	2.45	2.50	1.25	1.35
Total	5.41%	6.08%	2.26%	2.61%
Credit card
30-89 days	—%	—%	1.20%	1.37%
90 days or more	—	—	1.17	1.36
Nonperforming	—	—	1.12	1.29
Total	—%	—%	3.49%	4.02%
Other retail
Retail leasing
30-89 days	—%	—%	.13%	.19%
90 days or more	—	—	—	.02
Nonperforming	—	—	—	—
Total	—%	—%	.13%	.21%
Home equity and second mortgages
30-89 days	1.70%	2.01%	.56%	.73%
90 days or more	.48	1.42	.27	.63
Nonperforming	1.66	.21	.80	.22
Total	3.84%	3.64%	1.63%	1.58%
Other (b)
30-89 days	4.97%	4.92%	.44%	.60%
90 days or more	.83	.90	.15	.19
Nonperforming	—	—	.09	.11
Total	5.80%	5.82%	.68%	.90%
(a)	Excludes loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

14	U. S. Bancorp

Within the consumer finance division at June 30, 2012, approximately $309 million of the delinquent residential mortgages and $56 million of the delinquent home equity and other retail loans were to customers defined as sub-prime, compared with $363 million and $63 million, respectively, at December 31, 2011.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
30-89 days	$234	$362	1.78%	2.45%
90 days or more	652	910	4.96	6.15
Nonperforming	570	926	4.34	6.26
Total	$1,456	$2,198	11.08%	14.86%

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

U. S. Bancorp	15

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2012 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or more Past Due	Nonperforming TDRs		Total TDRs
Commercial	$248	4.8%	1.6%	$102	(a)	$350
Commercial real estate	596	1.5	—	258	(b)	854
Residential mortgages	2,011	5.8	5.0	185		2,196	(d)
Credit card	337	9.7	9.0	189	(c)	526
Other retail	118	9.2	5.8	35	(c)	153	(e)
TDRs, excluding GNMA and covered loans	3,310	5.5	4.3	769		4,079
Loans purchased from GNMA mortgage pools	1,352	10.5	43.8	—		1,352	(f)
Covered loans	375	1.9	9.4	168		543
Total	$5,037	6.6%	15.3%	$937		$5,974
(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $50 million of residential mortgage loans in trial period arrangements at June 30, 2012.
(e)	Includes $4 million of home equity and second mortgage loans in trial period arrangements at June 30, 2012.
(f)	Includes $301 million of Federal Housing Association and Department of Veterans Affairs residential mortgage loans in trial period arrangements at June 30, 2012.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs in limited circumstances to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at June 30, 2012.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and not accruing interest, restructured loans that have not met the performance period required to return to accrual status, other real estate owned and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income.

At June 30, 2012, total nonperforming assets were $3.0 billion, compared with $3.8 billion at December 31, 2011. Excluding covered assets, nonperforming assets were $2.3 billion at June 30, 2012, compared with $2.6 billion at December 31, 2011. The $318 million (12.4 percent) decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in nonperforming construction and development loans, as the Company continued to reduce exposure to these problem assets, as well as improvement in other commercial loan portfolios, partially offset by an increase in nonperforming other retail loans. Beginning in the second quarter of 2012, the Company included junior lien loans and lines greater than 120 days past due, as well as junior lien loans and lines behind a first lien greater than 180 days past due or in nonaccrual status, as nonperforming loans. This change did not have a material impact on the Company’s allowance for credit losses. Nonperforming covered assets at June 30, 2012, were $773 million, compared with $1.2 billion at December 31, 2011. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was 1.40 percent (1.11 percent excluding covered assets) at June 30, 2012, compared with 1.79 percent (1.32 percent excluding covered assets) at December 31, 2011. The Company expects total nonperforming assets to trend lower in the third quarter of 2012.

16	U. S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2012	December 31, 2011
Commercial
Commercial	$172	$280
Lease financing	23	32
Total commercial	195	312
Commercial Real Estate
Commercial mortgages	376	354
Construction and development	314	545
Total commercial real estate	690	899
Residential Mortgages (b)	660	650
Credit Card	189	224
Other Retail
Retail leasing	—	—
Other	182	67
Total other retail	182	67
Total nonperforming loans, excluding covered loans	1,916	2,152
Covered Loans	570	926
Total nonperforming loans	2,486	3,078
Other Real Estate (c)(d)	324	404
Covered Other Real Estate (d)	203	274
Other Assets	16	18
Total nonperforming assets	$3,029	$3,774
Total nonperforming assets, excluding covered assets	$2,256	$2,574
Excluding covered assets:
Accruing loans 90 days or more past due (b)	$663	$843
Nonperforming loans to total loans	.94%	1.10%
Nonperforming assets to total loans plus other real estate (c)	1.11%	1.32%
Including covered assets:
Accruing loans 90 days or more past due (b)	$1,315	$1,753
Nonperforming loans to total loans	1.15%	1.47%
Nonperforming assets to total loans plus other real estate (c)	1.40%	1.79%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages (f)	Covered Assets	Total
Balance December 31, 2011	$1,475	$1,099	$1,200	$3,774
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	537	530	144	1,211
Advances on loans	25	—	—	25
Total additions	562	530	144	1,236
Reductions in nonperforming assets
Paydowns, payoffs	(409)	(166)	(388)	(963)
Net sales	(196)	(78)	(151)	(425)
Return to performing status	(25)	(55)	(35)	(115)
Charge-offs (e)	(306)	(175)	3	(478)
Total reductions	(936)	(474)	(571)	(1,981)
Net additions to (reductions in) nonperforming assets	(374)	56	(427)	(745)
Balance June 30, 2012	$1,101	$1,155	$773	$3,029
(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.9 billion and $2.6 billion at June 30, 2012, and December 31, 2011, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosured GNMA loans of $731 million and $692 million at June 30, 2012, and December 31, 2011, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(f)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U. S. Bancorp	17

Other real estate owned, excluding covered assets, was $324 million at June 30, 2012, compared with $404 million at December 31, 2011, and was related to foreclosed properties that previously secured loan balances.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Residential
Minnesota	$14	$22	.24%	.39%
Illinois	13	10	.39	.31
California	8	16	.10	.22
Missouri	7	7	.26	.26
Wisconsin	5	6	.24	.29
All other states	69	90	.19	.26
Total residential	116	151	.20	.27
Commercial
Nevada	33	44	2.53	3.13
California	28	26	.18	.18
Connecticut	25	25	4.52	4.78
Ohio	19	18	.40	.38
Missouri	13	5	.29	.12
All other states	90	135	.13	.20
Total commercial	208	253	.21	.27
Total	$324	$404	.16%	.21%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $520 million for the second quarter and $1.1 billion for the first six months of 2012, compared with $747 million and $1.6 billion for the same periods of 2011. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2012 was .98 percent and 1.03 percent, respectively, compared with 1.51 percent and 1.58 percent for the same periods of 2011. The year-over-year decreases in total net charge-offs were due to improvement in all loan portfolios, as economic conditions continue to slowly improve. Given current economic conditions, the Company expects the level of net charge-offs to be modestly lower in the third quarter of 2012.

Commercial and commercial real estate loan net charge-offs for the second quarter of 2012 were $124 million (.52 percent of average loans outstanding on an annualized basis), compared with $260 million (1.22 percent of average loans outstanding on an annualized basis) for the second quarter of 2011. Commercial and commercial real estate loan net charge-offs for the first six months of 2012 were $281 million (.60 percent of average loans outstanding on an annualized basis), compared with $524 million (1.25 percent of average loans outstanding on an annualized basis) for the first six months of 2011. The decreases reflected the impact of efforts to resolve and reduce exposure to problem assets in the Company’s commercial real estate portfolios and improvement in the other commercial portfolios due to the stabilizing economy.

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial
Commercial	.41%	.75%	.51%	.97%
Lease financing	1.07	.88	.81	.91
Total commercial	.48	.77	.54	.96
Commercial Real Estate
Commercial mortgages	.62	.90	.54	.75
Construction and development	.41	5.67	1.41	5.13
Total commercial real estate	.58	1.85	.69	1.65
Residential Mortgages	1.12	1.46	1.15	1.55
Credit Card (a)	4.10	5.45	4.07	5.83
Other Retail
Retail leasing	—	—	.04	.04
Home equity and second mortgages	1.44	1.64	1.55	1.69
Other	.86	1.16	.89	1.25
Total other retail	.98	1.23	1.05	1.30
Total loans, excluding covered loans	1.04	1.63	1.11	1.72
Covered Loans	—	.12	.01	.08
Total loans	.98%	1.51%	1.03%	1.58%
(a)	Net charge-off as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.25 percent and 5.62 percent for the three months ended June 30, 2012 and 2011, respectively, and 4.23 percent and 6.03 percent for the six months ended June 30, 2012 and 2011, respectively.

18	U. S. Bancorp

Residential mortgage loan net charge-offs for the second quarter of 2012 were $109 million (1.12 percent of average loans outstanding on an annualized basis), compared with $119 million (1.46 percent of average loans outstanding on an annualized basis) for the second quarter of 2011. Residential mortgage loan net charge-offs for the first six months of 2012 were $221 million (1.15 percent of average loans outstanding on an annualized basis), compared with $248 million (1.55 percent of average loans outstanding on an annualized basis) for the first six months of 2011. Credit card loan net charge-offs for the second quarter of 2012 were $170 million (4.10 percent of average loans outstanding on an annualized basis), compared with $216 million (5.45 percent of average loans outstanding on an annualized basis) for the second quarter of 2011. Credit card loan net charge-offs for the first six months of 2012 were $339 million (4.07 percent of average loans outstanding on an annualized basis), compared with $463 million (5.83 percent of average loans outstanding on an annualized basis) for the first six months of 2011. Other retail loan net charge-offs for the second quarter of 2012 were $117 million (.98 percent of average loans outstanding on an annualized basis), compared with $147 million (1.23 percent of average loans outstanding on an annualized basis) for the second quarter of 2011. Other retail loan net charge-offs for the first six months of 2012 were $249 million (1.05 percent of average loans outstanding on an annualized basis), compared with $310 million (1.30 percent of average loans outstanding on an annualized basis) for the first six months of 2011. The year-over-year decreases in total residential mortgage, credit card and other retail loan net charge-offs reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding by channel:

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer Finance
Residential mortgages	$13,279	$12,083	2.36%	2.82%	$13,190	$11,989	2.38%	3.01%
Home equity and second mortgages	2,307	2,477	3.66	4.37	2,331	2,492	3.80	4.69
Other	377	539	3.20	1.49	398	554	3.54	2.55
Other Consumer Lending
Residential mortgages	$25,887	$20,651	.48%	.66%	$25,308	$20,269	.52%	.69%
Home equity and second mortgages	15,291	16,157	1.10	1.22	15,434	16,225	1.21	1.23
Other	24,774	23,959	.83	1.16	24,629	24,040	.85	1.22
Total Company
Residential mortgages	$39,166	$32,734	1.12%	1.46%	$38,498	$32,258	1.15%	1.55%
Home equity and second mortgages	17,598	18,634	1.44	1.64	17,765	18,717	1.55	1.69
Other (a)	25,151	24,498	.86	1.16	25,027	24,594	.89	1.25
(a)	Includes revolving credit, installment, automobile and student loans

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance division:

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Residential mortgages
Sub-prime borrowers	$1,758	$2,009	6.63%	5.79%	$1,787	$2,045	6.19%	6.11%
Other borrowers	11,521	10,074	1.71	2.23	11,403	9,944	1.78	2.37
Total	$13,279	$12,083	2.36%	2.82%	$13,190	$11,989	2.38%	3.01%
Home equity and second mortgages
Sub-prime borrowers	$417	$502	6.75%	8.79%	$427	$514	7.54%	9.81%
Other borrowers	1,890	1,975	2.98	3.25	1,904	1,978	2.96	3.36
Total	$2,307	$2,477	3.66%	4.37%	$2,331	$2,492	3.80%	4.69%

U. S. Bancorp	19

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

The allowance recorded for purchased impaired and TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and historical losses, adjusted for current trends. Credit card and other retail loans 90 days or more past due are generally not placed on nonaccrual status because of the relatively short period of time to charge-off and, therefore, are excluded from nonperforming loans and measures that include nonperforming loans as part of the calculation.

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At

June 30, 2012, the Company serviced the first lien on 30 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $500 million or 2.9 percent of the total home equity portfolio at June 30, 2012, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company to establish loss estimates for junior liens and lines the Company services when they are current, but the first lien is delinquent or modified. The Company applies this estimate, adjusted for relative performance of junior lien position accounts where the first lien is serviced by a third party, to the remaining portfolio of junior lien loans and lines where the first lien is serviced by others. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.7 percent for the twelve months ended June 30, 2012), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In periods of economic stress such as the current environment, the Company has experienced loss severity rates in excess of 90 percent for junior liens that default. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

The allowance for covered segment loans is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for covered segment loans considers the indemnification provided by the FDIC.

20	U. S. Bancorp

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

Subsequent to the purchase date, the expected cash flows of purchased loans are subject to evaluation. Decreases in the present value of expected cash flows are recognized by recording an allowance for credit losses with the related provision for credit losses partially offset by an increase in losses reimbursable by the FDIC, where applicable. Increases in expected cash flows of purchased loans and decreases in expected cash flows of the FDIC indemnification assets, where applicable, are considered together and recognized over the remaining life of the loans. If the expected cash flows on the purchased loans increase such that a previously recorded impairment allowance can be reversed, the Company records a reduction in the allowance with a related reduction in losses reimbursable by the FDIC, where applicable.

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

U. S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$4,919	$5,498	$5,014	$5,531
Charge-Offs
Commercial
Commercial	71	103	168	240
Lease financing	22	22	38	46
Total commercial	93	125	206	286
Commercial real estate
Commercial mortgages	51	70	90	115
Construction and development	25	105	69	200
Total commercial real estate	76	175	159	315
Residential mortgages	114	123	230	256
Credit card	198	241	399	509
Other retail
Retail leasing	1	2	4	6
Home equity and second mortgages	70	82	149	167
Other	78	97	163	203
Total other retail	149	181	316	376
Covered loans (a)	1	5	2	7
Total charge-offs	631	850	1,312	1,749
Recoveries
Commercial
Commercial	15	20	34	32
Lease financing	7	9	15	19
Total commercial	22	29	49	51
Commercial real estate
Commercial mortgages	4	6	8	11
Construction and development	19	5	27	15
Total commercial real estate	23	11	35	26
Residential mortgages	5	4	9	8
Credit card	28	25	60	46
Other retail
Retail leasing	1	2	3	5
Home equity and second mortgages	7	6	12	10
Other	24	26	52	51
Total other retail	32	34	67	66
Covered loans (a)	1	–	1	–
Total recoveries	111	103	221	197
Net Charge-Offs
Commercial
Commercial	56	83	134	208
Lease financing	15	13	23	27
Total commercial	71	96	157	235
Commercial real estate
Commercial mortgages	47	64	82	104
Construction and development	6	100	42	185
Total commercial real estate	53	164	124	289
Residential mortgages	109	119	221	248
Credit card	170	216	339	463
Other retail
Retail leasing	–	–	1	1
Home equity and second mortgages	63	76	137	157
Other	54	71	111	152
Total other retail	117	147	249	310
Covered loans (a)	–	5	1	7
Total net charge-offs	520	747	1,091	1,552
Provision for credit losses	470	572	951	1,327
Net change for credit losses to be reimbursed by the FDIC	(5)	(15)	(10)	2
Balance at end of period	$4,864	$5,308	$4,864	$5,308
Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$4,507	$4,977
Allowance for credit losses to be reimbursed by the FDIC	65	94
Liability for unfunded credit commitments	292	237
Total allowance for credit losses	$4,864	$5,308
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	2.34%	2.83%
Nonperforming loans, excluding covered loans	247	188
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	184	146
Nonperforming assets, excluding covered assets	210	159
Annualized net charge-offs, excluding covered loans	227	174
Period-end loans	2.25%	2.66%
Nonperforming loans	196	140
Nonperforming and accruing loans 90 days or more past due	128	96
Nonperforming assets	161	114
Annualized net charge-offs	233	177

Note:	At June 30, 2012 and 2011, $1.8 billion and $2.0 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.
(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

22	U. S. Bancorp

At June 30, 2012, the allowance for credit losses was $4.9 billion (2.25 percent of total loans and 2.34 percent of loans excluding covered loans), compared with an allowance of $5.0 billion (2.39 percent of total loans and 2.52 percent of loans excluding covered loans) at December 31, 2011. The ratio of the allowance for credit losses to nonperforming loans was 196 percent (247 percent excluding covered loans) at June 30, 2012, compared with 163 percent (228 percent excluding covered loans) at December 31, 2011. The ratio of the allowance for credit losses to annualized loan net charge-offs was 233 percent at June 30, 2012, compared with 176 percent of full year 2011 net charge-offs at December 31, 2011, as net charge-offs continue to decline due to stabilizing economic conditions.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2012, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2011. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Risk Management Committee of the Company’s Board of Directors provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Management Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. In addition, enterprise risk management is responsible for establishing a culture of compliance and compliance program standards and policies, and performing risk assessments on the business lines’ adherence to laws, rules, regulations and internal policies and procedures. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table on the following page summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2012, and December 31, 2011, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 2.4 percent decrease in the market value of equity at June 30, 2012, compared with a 2.0 percent decrease at December 31, 2011. A 200 bps decrease, where possible given current rates, would have resulted in a 4.2 percent decrease in the market value of equity at June 30, 2012, compared with a 6.4 percent decrease at December 31, 2011. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on market value of equity modeling.

U. S. Bancorp	23

Sensitivity of Net Interest Income

	June 30, 2012				December 31, 2011
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.40%	*	1.85%	*	1.57%	*	1.92%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

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

The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2012, the Company had $19.7 billion of forward commitments to sell, hedging $8.2 billion of mortgage loans held for sale and $17.5 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

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

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. The Company’s Market Risk Committee (“MRC”), underneath the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect its investment grade bond trading business, foreign currency transaction business, client

24	U. S. Bancorp

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

The average, high and low VaR amounts for the Company’s trading positions for the six months ended June 30, 2012 were $2 million, $3 million and $1 million, respectively, compared with $1 million, $2 million and $1 million, respectively for the six months ended June 30, 2011.

The Company also measures the market risk of its hedging activities related to MSRs and residential mortgage loans held for sale using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A three-year look-back period is used to obtain past market data. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. The average, high and low VaR amounts for the MSRs and related hedges for the six months ended June 30, 2012 were $5 million, $8 million and $2 million, respectively, compared with $8 million, $14 million and $4 million, respectively, for the six months ended June 30, 2011. The average, high and low VaR amounts for residential mortgage loans held for sale and related hedges for the six months ended June 30, 2012 were $3 million, $7 million and $1 million, respectively, compared with $3 million, $7 million and $2 million, respectively for the six months ended June  30, 2011.

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

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Discount Window. At June 30, 2012, unencumbered available-for-sale and held-to-maturity investment securities totaled $52.5 billion, compared with $48.7 billion at December 31, 2011. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2012, the Company could have borrowed an additional $62.2 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $241.3 billion at June 30, 2012, compared with $230.9 billion at December 31, 2011, reflecting organic growth in core deposits and acquired balances. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $28.8 billion at June 30, 2012, and is an important funding source because of its multi-year lending structure. Short-term borrowings were $30.7 billion at June 30, 2012, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company liquidity and maintains sufficient funding to meet expected parent company obligations, without

U. S. Bancorp	25

access to the wholesale funding markets or dividends from subsidiaries, for 12 months when forecasted payments of common stock dividends are included and 24 months assuming dividends were reduced to zero. The parent company currently has available funds on its balance sheet considerably greater than the amounts required to satisfy these conditions.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on liquidity risk management.

At June 30, 2012, parent company long-term debt outstanding was $12.0 billion, compared with $14.6 billion at December 31, 2011. The $2.6 billion decrease was primarily due to $2.8 billion of medium-term note maturities and $2.2 billion of redemptions of junior subordinated debentures, partially offset by $2.3 billion of issuances of medium-term notes. As of June 30, 2012, there was no parent company debt scheduled to mature in the remainder of 2012.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $8.0 billion at June 30, 2012.

European Exposures Certain European countries have recently experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At June 30, 2012, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $157 million and unrealized losses totaling $11 million, compared with an amortized cost totaling $169 million and unrealized losses totaling $48 million, at December 31, 2011. The Company also transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities, however none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivative transactions are subject to master netting and collateral support agreements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At June 30, 2012, the Company was in a net payable position to each of these European banks.

The Company has not bought or sold credit protection on the debt of any European country or any company domiciled in Europe, nor does it provide retail lending services in Europe. While the Company does not offer commercial lending services in Europe, it does provide financing to domestic multinational corporations that generate revenue from customers in European countries and provides a limited number of corporate credit cards to their European subsidiaries. While an economic downturn in Europe could have a negative impact on these customers’ revenues, it is unlikely that any effect on the overall credit worthiness of these multinational corporations would be material to the Company. The Company also provides merchant processing services directly to merchants in Europe and through banking affiliations in Europe. Operating cash for this business is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2012, the Company had an aggregate amount on deposit with European banks of approximately $500 million.

The money market funds managed by an affiliate of the Company do not have any investments in European sovereign debt. Other than investments in one bank in each of the countries of Sweden, the Netherlands and the United Kingdom, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Table 9 provides a summary of regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, as of June 30,

26	U. S. Bancorp

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2012	December 31, 2011
Tier 1 capital	$30,044	$29,173
As a percent of risk-weighted assets	10.7%	10.8%
As a percent of adjusted quarterly average assets (leverage ratio)	9.1%	9.1%
Total risk-based capital	$36,429	$36,067
As a percent of risk-weighted assets	13.0%	13.3%

2012, and December 31, 2011. All regulatory ratios exceeded regulatory “well-capitalized” requirements. Total U.S. Bancorp shareholders’ equity was $37.8 billion at June 30, 2012, compared with $34.0 billion at December 31, 2011. The increase was primarily the result of corporate earnings, the issuance of $2.2 billion of non-cumulative perpetual preferred stock to extinguish certain junior subordinated debentures, due to proposed rule changes for securities that qualify as Tier 1 capital, and changes in unrealized gains and losses on investment securities included in other comprehensive income, partially offset by dividends and common share repurchases. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on capital management.

The Company believes certain capital ratios in addition to regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 8.8 percent and 8.5 percent, respectively, at June 30, 2012, compared with 8.6 percent and 8.1 percent, respectively, at December 31, 2011. The Company’s tangible common equity divided by tangible assets was 6.9 percent at June 30, 2012, compared with 6.6 percent at December 31, 2011. Additionally, the Company’s approximate Tier 1 common equity to risk-weighted assets ratio using proposed rules for the Basel III standardized approach released June 2012, was 7.9 percent at June 30, 2012. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 13, 2012, the Company increased its dividend rate per common share by 56 percent, from $.125 per quarter to $.195 per quarter.

On March 13, 2012, the Company announced its Board of Directors had approved an authorization to repurchase 100 million shares of common stock through March 31, 2013. All shares repurchased during the second quarter of 2012 were repurchased under this authorization.

The following table provides a detailed analysis of all shares repurchased by the Company during the second quarter of 2012:

Time Period	Total Number of Shares Purchased as Part of the Program	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	7,930,023	$31.32	88,946,631
May	3,914,224	31.40	85,032,407
June	1,017,671	29.47	84,014,736
Total	12,861,918	$31.20	84,014,736

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

U. S. Bancorp	27

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended June 30 (Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$520	$531	(2.1)%	$1,179	$1,126	4.7%
Noninterest income	317	326	(2.8)	904	681	32.7
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	837	857	(2.3)	2,083	1,807	15.3
Noninterest expense	314	320	(1.9)	1,199	1,122	6.9
Other intangibles	4	4	—	13	19	(31.6)

Total noninterest expense	318	324	(1.9)	1,212	1,141	6.2

Income before provision and income taxes	519	533	(2.6)	871	666	30.8
Provision for credit losses	—	112	*	276	367	(24.8)

Income before income taxes	519	421	23.3	595	299	99.0
Income taxes and taxable-equivalent adjustment	189	153	23.5	217	109	99.1

Net income	330	268	23.1	378	190	98.9
Net (income) loss attributable to noncontrolling interests	—	4	*	—	(1)	*

Net income attributable to U.S. Bancorp	$330	$272	21.3	$378	$189	*

Average Balance Sheet
Commercial	$44,580	$36,027	23.7%	$8,084	$7,223	11.9%
Commercial real estate	19,730	19,239	2.6	16,080	15,576	3.2
Residential mortgages	63	66	(4.5)	38,721	32,269	20.0
Credit card	—	—	—	—	—	—
Other retail	4	6	(33.3)	45,540	45,457	.2

Total loans, excluding covered loans	64,377	55,338	16.3	108,425	100,525	7.9
Covered loans	1,077	1,597	(32.6)	7,640	8,522	(10.3)

Total loans	65,454	56,935	15.0	116,065	109,047	6.4
Goodwill	1,604	1,604	—	3,515	3,515	—
Other intangible assets	38	55	(30.9)	1,824	2,244	(18.7)
Assets	71,490	63,118	13.3	132,719	121,523	9.2
Noninterest-bearing deposits	30,527	23,295	31.0	19,343	17,825	8.5
Interest checking	10,858	14,143	(23.2)	29,867	26,114	14.4
Savings products	7,420	9,355	(20.7)	43,284	40,524	6.8
Time deposits	16,931	14,992	12.9	24,284	24,630	(1.4)

Total deposits	65,736	61,785	6.4	116,778	109,093	7.0
Total U.S. Bancorp shareholders’ equity	6,336	5,494	15.3	11,112	9,239	20.3

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Six Months Ended June 30 (Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,054	$1,044	1.0%	$2,358	$2,257	4.5%
Noninterest income	626	618	1.3	1,769	1,287	37.5
Securities gains (losses), net	—	—	—	—	—	—

Total net revenue	1,680	1,662	1.1	4,127	3,544	16.5
Noninterest expense	627	612	2.5	2,372	2,229	6.4
Other intangibles	8	8	—	26	38	(31.6)

Total noninterest expense	635	620	2.4	2,398	2,267	5.8

Income before provision and income taxes	1,045	1,042	.3	1,729	1,277	35.4
Provision for credit losses	3	291	(99.0)	529	767	(31.0)

Income before income taxes	1,042	751	38.7	1,200	510	*
Income taxes and taxable-equivalent adjustment	379	274	38.3	437	184	*

Net income	663	477	39.0	763	326	*
Net (income) loss attributable to noncontrolling interests	—	5	*	—	(1)	*

Net income attributable to U.S. Bancorp	$663	$482	37.6	$763	$325	*

Average Balance Sheet
Commercial	$43,468	$35,617	22.0%	$7,990	$7,186	11.2%
Commercial real estate	19,580	19,295	1.5	15,994	15,357	4.1
Residential mortgages	64	69	(7.2)	38,048	31,791	19.7
Credit card	—	—	—	—	—	—
Other retail	4	6	(33.3)	45,546	45,506	.1

Total loans, excluding covered loans	63,116	54,987	14.8	107,578	99,840	7.8
Covered loans	1,103	1,725	(36.1)	7,767	8,649	(10.2)

Total loans	64,219	56,712	13.2	115,345	108,489	6.3
Goodwill	1,604	1,604	—	3,515	3,526	(.3)
Other intangible assets	40	57	(29.8)	1,794	2,237	(19.8)
Assets	70,020	62,548	11.9	131,705	122,373	7.6
Noninterest-bearing deposits	30,440	21,669	40.5	19,029	17,500	8.7
Interest checking	11,985	14,068	(14.8)	29,402	25,749	14.2
Savings products	8,077	9,587	(15.8)	42,870	40,061	7.0
Time deposits	15,093	14,902	1.3	24,346	24,458	(.5)

Total deposits	65,595	60,226	8.9	115,647	107,768	7.3
Total U.S. Bancorp shareholders’ equity	6,305	5,499	14.7	10,940	9,253	18.2

*	Not meaningful.

28	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change

$83	$82	1.2%	$376	$327	15.0%	$555	$478	16.1%	$2,713	$2,544	6.6%
279	271	3.0	816	831	(1.8)	58	45	28.9	2,374	2,154	10.2
—	—	—	—	—	—	(19)	(8)	*	(19)	(8)	*

362	353	2.5	1,192	1,158	2.9	594	515	15.3	5,068	4,690	8.1
285	271	5.2	439	439	—	294	198	48.5	2,531	2,350	7.7
10	9	11.1	43	43	—	—	—	—	70	75	(6.7)

295	280	5.4	482	482	—	294	198	48.5	2,601	2,425	7.3

67	73	(8.2)	710	676	5.0	300	317	(5.4)	2,467	2,265	8.9
3	(1)	*	197	89	*	(6)	5	*	470	572	(17.8)

64	74	(13.5)	513	587	(12.6)	306	312	(1.9)	1,997	1,693	18.0
23	27	(14.8)	187	214	(12.6)	3	11	(72.7)	619	514	20.4

41	47	(12.8)	326	373	(12.6)	303	301	.7	1,378	1,179	16.9
—	—	—	(10)	(10)	—	47	31	51.6	37	24	54.2

$41	$47	(12.8)	$316	$363	(12.9)	$350	$332	5.4	$1,415	$1,203	17.6

$1,239	$1,080	14.7%	$6,001	$5,627	6.6%	$116	$97	19.6%	$60,020	$50,054	19.9%
589	580	1.6	—	—	—	150	104	44.2	36,549	35,499	3.0
376	391	(3.8)	—	—	—	6	8	(25.0)	39,166	32,734	19.6
—	—	—	16,696	15,884	5.1	—	—	—	16,696	15,884	5.1
1,542	1,571	(1.8)	814	905	(10.1)	—	1	*	47,900	47,940	(.1)

3,746	3,622	3.4	23,511	22,416	4.9	272	210	29.5	200,331	182,111	10.0
12	13	(7.7)	5	5	—	5,004	6,562	(23.7)	13,738	16,699	(17.7)

3,758	3,635	3.4	23,516	22,421	4.9	5,276	6,772	(22.1)	214,069	198,810	7.7
1,469	1,463	.4	2,350	2,370	(.8)	—	—	—	8,938	8,952	(.2)
175	188	(6.9)	734	807	(9.0)	4	5	(20.0)	2,775	3,299	(15.9)
6,471	6,056	6.9	29,785	27,563	8.1	99,964	94,350	6.0	340,429	312,610	8.9
13,528	6,623	*	632	712	(11.2)	501	266	88.3	64,531	48,721	32.5
3,866	2,903	33.2	1,336	173	*	1	1	—	45,928	43,334	6.0
23,132	21,414	8.0	37	29	27.6	139	214	(35.0)	74,012	71,536	3.5
4,767	6,075	(21.5)	—	—	—	848	123	*	46,830	45,820	2.2

45,293	37,015	22.4	2,005	914	*	1,489	604	*	231,301	209,411	10.5
2,223	2,079	6.9	5,663	5,245	8.0	11,932	9,910	20.4	37,266	31,967	16.6

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change

$177	$169	4.7%	$772	$660	17.0%	$1,042	$921	13.1%	$5,403	$5,051	7.0%
546	542	.7	1,549	1,591	(2.6)	123	133	(7.5)	4,613	4,171	10.6
—	—	—	—	—	—	(19)	(13)	(46.2)	(19)	(13)	(46.2)

723	711	1.7	2,321	2,251	3.1	1,146	1,041	10.1	9,997	9,209	8.6
566	534	6.0	888	853	4.1	567	361	57.1	5,020	4,589	9.4
20	18	11.1	87	86	1.2	—	—	—	141	150	(6.0)

586	552	6.2	975	939	3.8	567	361	57.1	5,161	4,739	8.9

137	159	(13.8)	1,346	1,312	2.6	579	680	(14.9)	4,836	4,470	8.2
2	1	*	413	253	63.2	4	15	(73.3)	951	1,327	(28.3)

135	158	(14.6)	933	1,059	(11.9)	575	665	(13.5)	3,885	3,143	23.6
49	56	(12.5)	340	386	(11.9)	(3)	35	*	1,202	935	28.6

86	102	(15.7)	593	673	(11.9)	578	630	(8.3)	2,683	2,208	21.5
—	—	—	(20)	(19)	(5.3)	90	56	60.7	70	41	70.7

$86	$102	(15.7)	$573	$654	(12.4)	$668	$686	(2.6)	$2,753	$2,249	22.4

$1,182	$1,051	12.5%	$5,824	$5,425	7.4%	$112	$108	3.7%	$58,576	$49,387	18.6%
579	585	(1.0)	—	—	—	114	103	10.7	36,267	35,340	2.6
380	386	(1.6)	—	—	—	6	12	(50.0)	38,498	32,258	19.3
—	—	—	16,737	16,004	4.6	—	—	—	16,737	16,004	4.6
1,539	1,604	(4.1)	825	922	(10.5)	1	1	—	47,915	48,039	(.3)

3,680	3,626	1.5	23,386	22,351	4.6	233	224	4.0	197,993	181,028	9.4
12	13	(7.7)	5	4	25.0	5,235	6,775	(22.7)	14,122	17,166	(17.7)

3,692	3,639	1.5	23,391	22,355	4.6	5,468	6,999	(21.9)	212,115	198,194	7.0
1,468	1,463	.3	2,350	2,363	(.6)	—	—	—	8,937	8,956	(.2)
176	192	(8.3)	753	822	(8.4)	4	5	(20.0)	2,767	3,313	(16.5)
6,356	6,062	4.8	29,768	27,396	8.7	100,509	91,887	9.4	338,358	310,266	9.1
13,468	6,377	*	646	699	(7.6)	474	222	*	64,057	46,467	37.9
3,985	3,004	32.7	1,320	169	*	1	1	—	46,693	42,991	8.6
23,275	21,399	8.8	36	28	28.6	134	184	(27.2)	74,392	71,259	4.4
4,709	6,502	(27.6)	—	—	—	502	292	71.9	44,650	46,154	(3.3)

45,437	37,282	21.9	2,002	896	*	1,111	699	58.9	229,792	206,871	11.1
2,212	2,077	6.5	5,696	5,270	8.1	11,188	8,895	25.8	36,341	30,994	17.3

U. S. Bancorp	29

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking and Commercial Real Estate contributed $330 million of the Company’s net income in the second quarter and $663 million in the first six months of 2012, or increases of $58 million (21.3 percent) and $181 million (37.6 percent), respectively, compared with the same periods of 2011. The increase for the second quarter of 2012 over the second quarter of 2011 was primarily driven by lower provision for credit losses and lower noninterest expense, partially offset by lower total net revenue. The increase for the first six months of 2012 over the same period of 2011 was primarily driven by lower provision for credit losses and higher total net revenue, partially offset by higher noninterest expense.

Total net revenue decreased $20 million (2.3 percent) in the second quarter and increased $18 million (1.1 percent) in the first six months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, decreased $11 million (2.1 percent) in the second quarter and increased $10 million (1.0 percent) in the first six months of 2012, compared with the same periods of 2011. The changes reflected the net impact of higher average loan and deposit balances, offset by lower rates on loans and the impact of lower rates on the margin benefit from deposits. Noninterest income decreased $9 million (2.8 percent) in the second quarter of 2012, compared with the second quarter of 2011, primarily due to lower commercial products revenue, principally lower standby letters of credit and loan commitment fees, partially offset by an increase in other income due mainly to equity investment revenue. Noninterest income increased $8 million (1.3 percent) in the first six months of 2012, compared with the same period of 2011, primarily due to higher equity investment revenue.

Noninterest expense decreased $6 million (1.9 percent) in the second quarter of 2012, compared with the second quarter of 2011, due to lower FDIC insurance expense and other loan expense. Noninterest expense increased $15 million (2.4 percent) in the first six months of 2012, compared with the same period of 2011, largely due to higher total compensation and employee benefits expense. The provision for credit losses decreased $112 million in the second quarter and $288 million (99.0 percent) in the first six months of 2012, compared with the same periods of 2011, due to lower net charge-offs and reductions in the reserve allocation. Nonperforming assets were $728 million at June 30, 2012, $836 million at March 31, 2012, and $1.3 billion at June 30, 2011. Nonperforming assets as a percentage of period-end loans were 1.10 percent at June 30, 2012, 1.31 percent at March 31, 2012, and 2.22 percent at June 30, 2011. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $378 million of the Company’s net income in the second quarter and $763 million in the first six months of 2012, or increases of $189 million and $438 million, respectively, compared with the same periods of 2011. The increases were due to higher total net revenue and lower provision for credit losses, partially offset by increases in noninterest expense.

Within Consumer and Small Business Banking, the retail banking division contributed $170 million of the total net income in the second quarter and $316 million in the first six months of 2012, or increases of $102 million and $220 million, respectively, from the same periods of 2011. Mortgage banking contributed $208 million and $447 million of Consumer and Small Business Banking’s net income in the second quarter and first six months of 2012, respectively, or increases of $87 million (71.9 percent) and $218 million (95.2 percent), respectively, from the same periods of 2011.

Total net revenue increased $276 million (15.3 percent) in the second quarter and $583 million (16.5 percent) in the first six months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $53 million (4.7 percent) in the second quarter and $101 million (4.5 percent) in the first six months of 2012, compared with the same periods of 2011. The year-over-year increases in net interest income were due to higher average loan and deposit balances, partially offset by the impact of lower rates on the margin benefit from deposits.

30	U. S. Bancorp

Noninterest income increased $223 million (32.7 percent) in the second quarter and $482 million (37.5 percent) in the first six months of 2012, compared with the same periods of 2011, the result of strong mortgage origination and sales revenue and higher retail lease residual revenue. These increases were partially offset by decreases in ATM processing services revenue as a result of the change in presentation of the surcharge revenue passed through to others.

Noninterest expense increased $71 million (6.2 percent) in the second quarter and $131 million (5.8 percent) in the first six months of 2012, compared with the same periods of 2011. The increases reflected higher total compensation and employee benefits expense, higher mortgage servicing review-related costs and higher net shared services costs, partially offset by lower net occupancy and equipment expense due to the presentation change to ATM surcharge revenue passed through to others, and lower other intangibles expense.

The provision for credit losses decreased $91 million (24.8 percent) in the second quarter and $238 million (31.0 percent) in the first six months of 2012, compared with the same periods of 2011, due to lower net charge-offs and decreases in the reserve allocation. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to ..90 percent in the second quarter of 2012, compared with 1.30 percent in the second quarter of 2011. Nonperforming assets were $1.3 billion at June 30, 2012, $1.4 billion at March 31, 2012, and $1.7 billion at June 30, 2011. Nonperforming assets as a percentage of period-end loans were 1.12 percent at June 30, 2012, 1.18 percent at March 31, 2012, and 1.58 percent at June 30, 2011. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $41 million of the Company’s net income in the second quarter and $86 million in the first six months of 2012, or decreases of $6 million (12.8 percent) and $16 million (15.7 percent), respectively, compared with the same periods of 2011. The decreases were primarily due to higher noninterest expense.

Total net revenue increased $9 million (2.5 percent) in the second quarter and $12 million (1.7 percent) in the first six months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $1 million (1.2 percent) in the second quarter and $8 million (4.7 percent) in the first six months of 2012, compared with the same periods of 2011, primarily due to higher average deposit balances, partially offset by lower rates on the margin benefit from deposits. Noninterest income increased $8 million (3.0 percent) in the second quarter and $4 million (.7 percent) in the first six months of 2012, compared with the same periods of 2011, primarily due to business expansion and an increase in investment products fees and commissions. Noninterest expense increased $15 million (5.4 percent) in the second quarter and $34 million (6.2 percent) in the first six months of 2012, compared with the same periods of 2011. The increases in noninterest expense were primarily due to higher total compensation and employee benefits expense, partially offset by reductions in acquisition integration costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $316 million and $573 million of the Company’s net income in the second quarter and first six months of 2012, respectively, or decreases of $47 million (12.9 percent) and $81 million (12.4 percent), respectively, compared with the same periods of 2011. The decreases were primarily due to lower debit card revenue, and increases in the provision for credit losses as a result of lower reserve releases in the current year.

Total net revenue increased $34 million (2.9 percent) in the second quarter and $70 million (3.1 percent) in the first six months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $49 million (15.0 percent) in the second quarter and $112 million (17.0 percent) in the first six months of 2012, compared with the same periods of 2011, primarily due to higher average loan balances and loan yields, including the credit card balance transfer fees presentation change. Noninterest income decreased $15 million (1.8 percent) in the second quarter and $42 million (2.6 percent) in the first six months of 2012, compared with the same periods of 2011. Credit and debit card revenue decreased due to lower debit card interchange fees as a result of recent legislation, net of mitigation efforts, and the impact of the inclusion of credit card balance transfer fees in interest income beginning in the first quarter or 2012. These negative variances were partially offset by higher transaction volumes and an $18 million credit recorded in the second quarter of 2012 related to expired debit card customer rewards. The decreases in credit and debit card revenue were partially offset by higher corporate payment products revenue and

U. S. Bancorp	31

merchant processing services revenue, primarily due to increased transaction volumes, and higher other revenue due to a merchant processing-related gain recorded in the second quarter of 2012.

Noninterest expense for the second quarter of 2012 was flat compared with the second quarter of 2011. Noninterest expense increased $36 million (3.8 percent) in the first six months of 2012, compared with the same period of 2011, primarily due to higher total compensation and employee benefits expense. The provision for credit losses increased $108 million in the second quarter and $160 million (63.2 percent) in the first six months of 2012, compared with the same periods of 2011, due to lower reserve releases, partially offset by lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 3.52 percent in the second quarter of 2012, compared with 4.70 percent in the second quarter of 2011.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $350 million in the second quarter and $668 million in the first six months of 2012, compared with $332 million and $686 million in the same periods of 2011, respectively.

Total net revenue increased $79 million (15.3 percent) in the second quarter and $105 million (10.1 percent) in the first six months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $77 million (16.1 percent) in the second quarter and $121 million (13.1 percent) in the first six months of 2012, compared with the same periods of 2011, reflecting growth in the investment securities portfolio, lower long-term funding rates, as well as the impact of wholesale funding decisions and the Company’s asset/liability position. Noninterest income increased $2 million (5.4 percent) in the second quarter of 2012, compared with the second quarter of 2011, principally due to higher commercial products revenue, partially offset by higher net securities losses, as the Company recognized impairment on a number of securities in the second quarter of 2012. Noninterest income decreased $16 million (13.3 percent) in the first six months of 2012, compared with the first six months of 2011, principally due to the first quarter of 2011 gains related to the acquisition of FCB and the Company’s investment in Visa Inc. and higher net securities losses in the current year, partially offset by an increase in commercial products revenue.

Noninterest expense increased $96 million (48.5 percent) in the second quarter and $206 million (57.1 percent) in the first six months of 2012, compared with the same periods of 2011, principally due to increased total compensation and employee benefits expense and the impact of the Visa accrual, partially offset by lower net shared services expense. In addition, noninterest expense for the first six months of 2012 increased over the same period of the prior year due to higher regulatory and insurance-related costs.

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

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets using Basel III proposals published prior to June 2012, and
•	Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012.

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

32	U. S. Bancorp

statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	June 30, 2012	December 31, 2011
Total equity	$38,874	$34,971
Preferred stock	(4,769)	(2,606)
Noncontrolling interests	(1,082)	(993)
Goodwill (net of deferred tax liability)	(8,205)	(8,239)
Intangible assets, other than mortgage servicing rights	(1,118)	(1,217)
Tangible common equity (a)	23,700	21,916
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	30,044	29,173
Trust preferred securities	—	(2,675)
Preferred stock	(4,769)	(2,606)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(685)	(687)
Tier 1 common equity using Basel I definition (b)	24,590	23,205
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel III proposals published prior to June 2012		25,636
Preferred stock		(2,606)
Noncontrolling interests of real estate investment trusts		(664)
Tier 1 common equity using Basel III proposals published prior to June 2012 (c)		22,366
Tier 1 capital, determined in accordance with prescribed regulatory requirements approximated using proposed rules for the Basel III standardized approach released June 2012	28,622
Preferred stock	(4,769)
Tier 1 common equity approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	23,853
Total assets	353,136	340,122
Goodwill (net of deferred tax liability)	(8,205)	(8,239)
Intangible assets, other than mortgage servicing rights	(1,118)	(1,217)
Tangible assets (e)	343,813	330,666
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (f)	279,972	271,333
Risk-weighted assets using Basel III proposals published prior to June 2012 (g)	—	274,351
Risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (h)	303,212	—
Ratios
Tangible common equity to tangible assets (a)/(e)	6.9%	6.6%
Tangible common equity to risk-weighted assets using Basel I definition (a)/(f)	8.5	8.1
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(f)	8.8	8.6
Tier 1 common equity to risk-weighted assets using Basel III proposals published prior to June 2012 (c)/(g)	—	8.2
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)/(h)	7.9	—

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

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

U. S. Bancorp	33

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$15,403	$13,962
Investment securities
Held-to-maturity (fair value $35,081 and $19,216, respectively; including $833 and $155 pledged as collateral, respectively) (a)	34,635	18,877
Available-for-sale ($5,876 and $6,831 pledged as collateral, respectively) (a)	39,313	51,937
Loans held for sale (included $8,223 and $6,925 of mortgage loans carried at fair value, respectively)	8,257	7,156
Loans
Commercial	61,534	56,648
Commercial real estate	36,557	35,851
Residential mortgages	39,920	37,082
Credit card	16,905	17,360
Other retail	48,035	48,107
Total loans, excluding covered loans	202,951	195,048
Covered loans	13,137	14,787
Total loans	216,088	209,835
Less allowance for loan losses	(4,572)	(4,753)
Net loans	211,516	205,082
Premises and equipment	2,638	2,657
Goodwill	8,934	8,927
Other intangible assets	2,712	2,736
Other assets	29,728	28,788
Total assets	$353,136	$340,122
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$69,905	$68,579
Interest-bearing	133,936	134,757
Time deposits greater than $100,000	37,475	27,549
Total deposits	241,316	230,885
Short-term borrowings	30,684	30,468
Long-term debt	28,821	31,953
Other liabilities	13,441	11,845
Total liabilities	314,262	305,151
Shareholders’ equity
Preferred stock	4,769	2,606
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 6/30/12 and 12/31/11—2,125,725,742 shares	21	21
Capital surplus	8,176	8,238
Retained earnings	32,687	30,785
Less cost of common stock in treasury: 6/30/12—234,207,352 shares; 12/31/11—215,904,019 shares	(7,031)	(6,472)
Accumulated other comprehensive income (loss)	(830)	(1,200)
Total U.S. Bancorp shareholders’ equity	37,792	33,978
Noncontrolling interests	1,082	993
Total equity	38,874	34,971
Total liabilities and equity	$353,136	$340,122
(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See	Notes to Consolidated Financial Statements.

34	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2012	2011	2012	2011
Interest Income
Loans	$2,631	$2,563	$5,269	$5,115
Loans held for sale	67	34	132	97
Investment securities	470	459	938	887
Other interest income	60	63	121	120
Total interest income	3,228	3,119	6,460	6,219
Interest Expense
Deposits	177	210	358	444
Short-term borrowings	127	131	250	264
Long-term debt	266	290	560	571
Total interest expense	570	631	1,168	1,279
Net interest income	2,658	2,488	5,292	4,940
Provision for credit losses	470	572	951	1,327
Net interest income after provision for credit losses	2,188	1,916	4,341	3,613
Noninterest Income
Credit and debit card revenue	235	286	437	553
Corporate payment products revenue	190	185	365	360
Merchant processing services	359	338	696	639
ATM processing services	89	114	176	226
Trust and investment management fees	262	258	514	514
Deposit service charges	156	162	309	305
Treasury management fees	142	144	276	281
Commercial products revenue	216	218	427	409
Mortgage banking revenue	490	239	942	438
Investment products fees and commissions	38	35	73	67
Securities gains (losses), net
Realized gains (losses), net	21	1	30	2
Total other-than-temporary impairment	(39)	(19)	(48)	(30)
Portion of other-than-temporary impairment recognized in other comprehensive income	(1)	10	(1)	15
Total securities gains (losses), net	(19)	(8)	(19)	(13)
Other	197	175	398	379
Total noninterest income	2,355	2,146	4,594	4,158
Noninterest Expense
Compensation	1,076	1,004	2,128	1,963
Employee benefits	229	210	489	440
Net occupancy and equipment	230	249	450	498
Professional services	136	82	220	152
Marketing and business development	80	90	189	155
Technology and communications	201	189	402	374
Postage, printing and supplies	77	76	151	150
Other intangibles	70	75	141	150
Other	502	450	991	857
Total noninterest expense	2,601	2,425	5,161	4,739
Income before income taxes	1,942	1,637	3,774	3,032
Applicable income taxes	564	458	1,091	824
Net income	1,378	1,179	2,683	2,208
Net (income) loss attributable to noncontrolling interests	37	24	70	41
Net income attributable to U.S. Bancorp	$1,415	$1,203	$2,753	$2,249
Net income applicable to U.S. Bancorp common shareholders	$1,345	$1,167	$2,630	$2,170
Earnings per common share	$.71	$.61	$1.39	$1.13
Diluted earnings per common share	$.71	$.60	$1.38	$1.12
Dividends declared per common share	$.195	$.125	$.390	$.250
Average common shares outstanding	1,888	1,921	1,895	1,920
Average diluted common shares outstanding	1,898	1,929	1,904	1,929

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2012	2011	2012	2011
Net income	$1,378	$1,179	$2,683	$2,208
Other comprehensive income (loss)
Changes in unrealized gains and losses on securities available-for-sale	132	625	438	777
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	(10)	1	(15)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(7)	—	(7)	—
Changes in unrealized gains (losses) on derivative hedges	(40)	(135)	(38)	(127)
Foreign currency translation	(6)	(14)	8	(17)
Reclassification to earnings of realized gains and losses	107	119	198	178
Income taxes related to other comprehensive income	(73)	(223)	(230)	(304)
Total other comprehensive income (loss)	114	362	370	492
Comprehensive income	1,492	1,541	3,053	2,700
Comprehensive (income) loss attributable to noncontrolling interests	37	24	70	41
Comprehensive income attributable to U.S. Bancorp	$1,529	$1,565	$3,123	$2,741

See	Notes to Consolidated Financial Statements.

36	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	1,921	$1,930	$21	$8,294	$27,005	$(6,262)	$(1,469)	$29,519	$803	$30,322
Change in accounting principle					(2)			(2)		(2)
Net income (loss)					2,249			2,249	(41)	2,208
Other comprehensive income (loss)							492	492		492
Preferred stock dividends					(69)			(69)		(69)
Common stock dividends					(482)			(482)		(482)
Issuance of preferred stock		676						676		676
Issuance of common and treasury stock	7			(109)		217		108		108
Purchase of treasury stock	(3)					(89)		(89)		(89)
Distributions to noncontrolling interests								—	(35)	(35)
Net other changes in noncontrolling interests								—	162	162
Stock option and restricted stock grants				50				50		50
Balance June 30, 2011	1,925	$2,606	$21	$8,235	$28,701	$(6,134)	$(977)	$32,452	$889	$33,341
Balance December 31, 2011	1,910	$2,606	$21	$8,238	$30,785	$(6,472)	$(1,200)	$33,978	$993	$34,971
Net income (loss)					2,753			2,753	(70)	2,683
Other comprehensive income (loss)							370	370		370
Preferred stock dividends					(110)			(110)		(110)
Common stock dividends					(741)			(741)		(741)
Issuance of preferred stock		2,163						2,163		2,163
Issuance of common and treasury stock	11			(122)		325		203		203
Purchase of treasury stock	(29)					(884)		(884)		(884)
Distributions to noncontrolling interests								—	(43)	(43)
Net other changes in noncontrolling interests								—	202	202
Stock option and restricted stock grants				60				60		60
Balance June 30, 2012	1,892	$4,769	$21	$8,176	$32,687	$(7,031)	$(830)	$37,792	$1,082	$38,874

See Notes to Consolidated Financial Statements.

U. S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income attributable to U.S. Bancorp	$2,753	$2,249
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	951	1,327
Depreciation and amortization of premises and equipment	140	128
Amortization of intangibles	141	150
Provision for deferred income taxes	(26)	295
(Gain) loss on sale of loans held for sale	(1,210)	(131)
(Gain) loss on sale of securities and other assets	(80)	(5)
Loans originated for sale in the secondary market, net of repayments	(39,559)	(19,156)
Proceeds from sales of loans held for sale	39,115	23,891
Other, net	1,403	61
Net cash provided by operating activities	3,628	8,809
Investing Activities
Proceeds from sales of available-for-sale investment securities	345	437
Proceeds from maturities of held-to-maturity investment securities	2,012	381
Proceeds from maturities of available-for-sale investment securities	7,889	5,312
Purchases of held-to-maturity investment securities	(6,096)	(11,872)
Purchases of available-for-sale investment securities	(6,861)	(5,750)
Net increase in loans outstanding	(6,487)	(3,026)
Proceeds from sales of loans	561	375
Purchases of loans	(1,472)	(1,193)
Acquisitions, net of cash acquired	94	650
Other, net	(259)	(620)
Net cash used in investing activities	(10,274)	(15,306)
Financing Activities
Net increase in deposits	10,183	8,844
Net increase (decrease) in short-term borrowings	215	(3,019)
Proceeds from issuance of long-term debt	2,620	1,534
Principal payments or redemption of long-term debt	(5,736)	(484)
Proceeds from issuance of preferred stock	2,163	676
Proceeds from issuance of common stock	191	104
Repurchase of common stock	(863)	—
Cash dividends paid on preferred stock	(76)	(58)
Cash dividends paid on common stock	(610)	(337)
Net cash provided by financing activities	8,087	7,260
Change in cash and due from banks	1,441	763
Cash and due from banks at beginning of period	13,962	14,487
Cash and due from banks at end of period	$15,403	$15,250

See Notes to Consolidated Financial Statements.

38	U. S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

U. S. Bancorp	39

Note 2	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2012					December 31, 2011
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,558	$27	$—	$—	$2,585	$2,560	$35	$—	$—	$2,595
Mortgage-backed securities
Residential
Agency	31,873	439	—	(8)	32,304	16,085	333	—	(3)	16,415
Non-agency non-prime (d)	1	—	—	—	1	2	—	—	—	2
Commercial non-agency	4	—	—	(1)	3	4	—	—	(2)	2
Asset-backed securities
Collateralized debt obligations/ Collaterized loan obligations	31	13	—	—	44	52	13	—	(2)	63
Other	20	2	(5)	(1)	16	23	1	(6)	(1)	17
Obligations of state and political subdivisions	21	2	—	—	23	23	1	—	(1)	23
Obligations of foreign governments	8	—	—	—	8	7	—	—	—	7
Other debt securities	119	—	—	(22)	97	121	—	—	(29)	92

Total held-to-maturity	$34,635	$483	$(5)	$(32)	$35,081	$18,877	$383	$(6)	$(38)	$19,216

Available-for-sale (b)
U.S. Treasury and agencies	$786	$14	$—	$—	$800	$1,045	$13	$—	$(1)	$1,057
Mortgage-backed securities
Residential
Agency	27,255	826	—	(2)	28,079	39,337	981	—	(4)	40,314
Non-agency
Prime (c)	785	5	(51)	(26)	713	911	5	(63)	(50)	803
Non-prime (d)	976	13	(188)	(5)	796	1,047	9	(247)	(7)	802
Commercial
Agency	124	8	—	—	132	133	7	—	—	140
Non-agency	39	1	(1)	(2)	37	42	2	—	(2)	42
Asset-backed securities
Collateralized debt obligations/ Collaterized loan obligations	128	21	(1)	(4)	144	180	31	(3)	(2)	206
Other	681	28	(4)	(9)	696	694	16	(5)	(24)	681
Obligations of state and political subdivisions	6,215	298	—	(3)	6,510	6,394	167	—	(22)	6,539
Obligations of foreign governments	6	—	—	—	6	6	—	—	—	6
Corporate debt securities	951	—	—	(120)	831	1,000	1	—	(174)	827
Perpetual preferred securities	333	23	—	(25)	331	379	25	—	(86)	318
Other investments	220	18	—	—	238	188	15	—	(1)	202
Total available-for-sale	$38,499	$1,255	$(245)	$(196)	$39,313	$51,356	$1,272	$(318)	$(373)	$51,937

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

During the first six months of 2012, the Company transferred $11.7 billion of available-for-sale agency mortgage-backed investment securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. The weighted-average maturity of the available-for-sale investment securities was 4.5 years at June 30, 2012, compared with 5.2 years at December 31, 2011. The corresponding weighted-average yields were 3.29 percent and 3.19 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.4 years at June 30, 2012, and 3.9 years at December 31, 2011. The corresponding weighted-average yields were 2.16 percent and 2.21 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2012, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $20.2 billion at June 30, 2012, and $20.7 billion at December 31, 2011, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $6.7 billion at June 30, 2012, and $7.0 billion at December 31, 2011.

40	U. S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Taxable	$400	$382	$797	$733
Non-taxable	70	77	141	154
Total interest income from investment securities	$470	$459	$938	$887

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains	$21	$1	$30	$2
Realized losses	—	—	—	—
Net realized gains (losses)	$21	$1	$30	$2
Income tax (benefit) on net realized gains (losses)	$8	$1	$11	$1

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

Some of the SIV-related securities evidenced credit deterioration at the time of acquisition by the Company. Investment securities with evidence of credit deterioration at acquisition had an unpaid principal balance and fair value of $388 million and $148 million, respectively, at June 30, 2012, and $416 million and $145 million, respectively, at December 31, 2011. Changes in the accretable balance for these investment securities were as follows:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$104	$126	$100	$139
Accretion	(4)	(4)	(8)	(9)
Other (a)	(7)	(5)	1	(13)
Balance at end of period	$93	$117	$93	$117

(a)	Primarily represents changes in projected future cash flows related to variable rates on certain investment securities.

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

The following tables summarize other-than-temporary impairment by investment category:

	2012			2011
Three Months Ended June 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(2)	$(6)	$(8)	$(1)	$(4)	$(5)
Non-prime (b)	(10)	7	(3)	(7)	(6)	(13)
Commercial non-agency	(1)	—	(1)	—	—	—
Other asset-backed securities	—	—	—	(1)	—	(1)
Perpetual preferred securities	(27)	—	(27)	—	—	—
Total available-for-sale	$(40)	$1	$(39)	$(9)	$(10)	$(19)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for investment securities determined to be other-than-temporarily impaired during the period.

U. S. Bancorp	41

	2012			2011
Six Months Ended June 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(3)	$(9)	$(12)	$(2)	$(3)	$(5)
Non-prime (b)	(17)	10	(7)	(12)	(12)	(24)
Commercial non-agency	(1)	(1)	(2)	—	—	—
Other asset-backed securities	(1)	1	—	(1)	—	(1)
Perpetual preferred securities	(27)	—	(27)	—	—	—
Total available-for-sale	$(49)	$1	$(48)	$(15)	$(15)	$(30)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for investment securities determined to be other-than-temporarily impaired during the period.

The Company determined the other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) was measured as the difference between that discounted amount and the fair value of each investment security. For perpetual preferred securities determined to be other-than-temporarily impaired, the Company recorded a loss in earnings for the entire difference between the securities’ fair value and their amortized cost. The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime (a)			Non-Prime (b)
	Minimum	Maximum	Average	Minimum	Maximum	Average
June 30, 2012
Estimated lifetime prepayment rates	3%	18%	13%	2%	10%	7%
Lifetime probability of default rates	1	8	3	2	20	5
Lifetime loss severity rates	32	55	39	45	88	54
December 31, 2011
Estimated lifetime prepayment rates	4%	15%	14%	2%	11%	6%
Lifetime probability of default rates	2	9	3	1	20	5
Lifetime loss severity rates	40	50	46	8	70	52

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities (excludes perpetual preferred securities) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$288	$339	$298	$358
Additions to credit losses due to other-than-temporary impairments
Credit losses on securities not previously considered other-than-temporarily impaired	2	1	3	2
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	11	8	19	13

Total other-than-temporary impairment on debt securities	13	9	22	15
Other changes in credit losses
Increases in expected cash flows	(8)	(10)	(14)	(17)
Realized losses (a)	(16)	(19)	(29)	(36)
Credit losses on security sales and securities expected to be sold	—	—	—	(1)

Balance at end of period	$277	$319	$277	$319

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

42	U. S. Bancorp

At June 30, 2012, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2012:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Mortgage-backed securities
Residential
Agency	$3,744	$(8)	$16	$—	$3,760	$(8)
Non-agency non-prime (a)(c)	—	—	1	—	1	—
Commercial non-agency	—	—	2	(1)	2	(1)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	—	—	4	—	4	—
Other	1	—	12	(6)	13	(6)
Obligations of state and political subdivisions	—	—	5	—	5	—
Other debt securities	—	—	98	(22)	98	(22)

Total held-to-maturity	$3,745	$(8)	$138	$(29)	$3,883	$(37)

Available-for-sale
U.S. Treasury and agencies	$2	$—	$—	$—	$2	$—
Mortgage-backed securities
Residential
Agency	2,893	(1)	528	(1)	3,421	(2)
Non-agency (a)
Prime (b)	12	—	650	(77)	662	(77)
Non-prime (c)	8	(2)	668	(191)	676	(193)
Commercial non-agency	19	(3)	1	—	20	(3)
Asset-backed securities
Collateralized debt obligations/Collaterized loan obligations	21	(2)	12	(3)	33	(5)
Other	20	(2)	53	(11)	73	(13)
Obligations of state and political subdivisions	29	—	126	(3)	155	(3)
Obligations of foreign governments	6	—	—	—	6	—
Corporate debt securities	77	—	639	(120)	716	(120)
Perpetual preferred securities	22	—	133	(25)	155	(25)
Other investments	1	—	3	—	4	—

Total available-for-sale	$3,110	$(10)	$2,813	$(431)	$5,923	$(441)

(a)	The Company has $270 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if current economic conditions persist or worsen. Additionally, further deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2012, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U. S. Bancorp	43

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2012		December 31, 2011
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$55,848	25.9%	$50,734	24.2%
Lease financing	5,686	2.6	5,914	2.8
Total commercial	61,534	28.5	56,648	27.0
Commercial real estate
Commercial mortgages	30,730	14.2	29,664	14.1
Construction and development	5,827	2.7	6,187	3.0
Total commercial real estate	36,557	16.9	35,851	17.1
Residential mortgages
Residential mortgages	30,463	14.1	28,669	13.7
Home equity loans, first liens	9,457	4.4	8,413	4.0
Total residential mortgages	39,920	18.5	37,082	17.7
Credit card	16,905	7.8	17,360	8.3
Other retail
Retail leasing	5,192	2.4	5,118	2.4
Home equity and second mortgages	17,476	8.1	18,131	8.6
Revolving credit	3,298	1.5	3,344	1.6
Installment	5,437	2.5	5,348	2.6
Automobile	12,103	5.6	11,508	5.5
Student	4,529	2.1	4,658	2.2
Total other retail	48,035	22.2	48,107	22.9
Total loans, excluding covered loans	202,951	93.9	195,048	93.0
Covered loans	13,137	6.1	14,787	7.0
Total loans	$216,088	100.0%	$209,835	100.0%

The Company had loans of $71.5 billion at June 30, 2012, and $67.0 billion at December 31, 2011, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $47.7 billion at June 30, 2012, and $47.2 billion at December 31, 2011, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $.9 billion at June 30, 2012, and $1.1 billion at December 31, 2011. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

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

44	U. S. Bancorp

Changes in the accretable balance for all purchased impaired loans, including those acquired in the BankEast transaction, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$2,605	$2,801	$2,619	$2,890
Purchases	—	—	13	100
Accretion	(113)	(115)	(228)	(227)
Disposals	(56)	(2)	(98)	(4)
Reclassifications (to)/from nonaccretable difference (a)	1	335	133	287
Other	(6)	(4)	(8)	(31)

Balance at end of period	$2,431	$3,015	$2,431	$3,015

(a)	Primarily relates to changes in expected credit performance and changes in variable rates.

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

U. S. Bancorp	45

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

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2012
Balance at beginning of period	$1,029	$1,037	$927	$1,001	$823	$4,817	$102	$4,919
Add
Provision for credit losses	79	(43)	121	165	122	444	26	470
Deduct
Loans charged off	93	76	114	198	149	630	1	631
Less recoveries of loans charged off	(22)	(23)	(5)	(28)	(32)	(110)	(1)	(111)

Net loans charged off	71	53	109	170	117	520	—	520
Net change for credit losses to be reimbursed by the FDIC	—	—	—	—	—	—	(5)	(5)

Balance at end of period	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864

2011
Balance at beginning of period	$1,139	$1,275	$819	$1,276	$854	$5,363	$135	$5,498
Add
Provision for credit losses	66	147	141	80	136	570	2	572
Deduct
Loans charged off	125	175	123	241	181	845	5	850
Less recoveries of loans charged off	(29)	(11)	(4)	(25)	(34)	(103)	—	(103)

Net loans charged off	96	164	119	216	147	742	5	747
Net change for credit losses to be reimbursed by the FDIC	—	—	—	—	—	—	(15)	(15)

Balance at end of period	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2012
Balance at beginning of period	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014
Add
Provision for credit losses	184	(89)	233	343	246	917	34	951
Deduct
Loans charged off	206	159	230	399	316	1,310	2	1,312
Less recoveries of loans charged off	(49)	(35)	(9)	(60)	(67)	(220)	(1)	(221)

Net loans charged off	157	124	221	339	249	1,090	1	1,091
Net change for credit losses to be reimbursed by the FDIC	—	—	—	—	—	—	(10)	(10)

Balance at end of period	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864

2011
Balance at beginning of period	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531
Add
Provision for credit losses	240	256	269	208	346	1,319	8	1,327
Deduct
Loans charged off	286	315	256	509	376	1,742	7	1,749
Less recoveries of loans charged off	(51)	(26)	(8)	(46)	(66)	(197)	—	(197)

Net loans charged off	235	289	248	463	310	1,545	7	1,552
Net change for credit losses to be reimbursed by the FDIC	—	—	—	—	—	—	2	2

Balance at end of period	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308

46	U. S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance balance at June 30, 2012 related to
Loans individually evaluated for impairment (a)	$17	$42	$—	$—	$—	$59	$—	$59
TDRs collectively evaluated for impairment	36	32	477	196	57	798	1	799
Other loans collectively evaluated for impairment	984	862	462	800	771	3,879	21	3,900
Loans acquired with deteriorated credit quality	—	5	—	—	—	5	101	106

Total allowance for credit losses	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864

Allowance balance at December 31, 2011 related to
Loans individually evaluated for impairment (a)	$16	$61	$1	$—	$—	$78	$2	$80
TDRs collectively evaluated for impairment	40	33	490	219	57	839	—	839
Other loans collectively evaluated for impairment	954	1,057	436	773	774	3,994	22	4,016
Loans acquired with deteriorated credit quality	—	3	—	—	—	3	76	79

Total allowance for credit losses	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2012
Loans individually evaluated for impairment (a)	$168	$665	$6	$—	$—	$839	$134	$973
TDRs collectively evaluated for impairment	201	385	3,542	526	153	4,807	113	4,920
Other loans collectively evaluated for impairment	61,160	35,376	36,365	16,379	47,882	197,162	7,749	204,911
Loans acquired with deteriorated credit quality	5	131	7	—	—	143	5,141	5,284

Total loans	$61,534	$36,557	$39,920	$16,905	$48,035	$202,951	$13,137	$216,088

December 31, 2011
Loans individually evaluated for impairment (a)	$222	$812	$6	$—	$—	$1,040	$204	$1,244
TDRs collectively evaluated for impairment	277	331	3,430	584	148	4,770	113	4,883
Other loans collectively evaluated for impairment	56,138	34,574	33,642	16,776	47,959	189,089	8,616	197,705
Loans acquired with deteriorated credit quality	11	134	4	—	—	149	5,854	6,003

Total loans	$56,648	$35,851	$37,082	$17,360	$48,107	$195,048	$14,787	$209,835

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair market value of the collateral securing the loan, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged off. Credit cards are charged off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

U. S. Bancorp	47

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2012
Commercial	$61,107	$192	$40	$195	$61,534
Commercial real estate	35,769	86	12	690	36,557
Residential mortgages (a)	38,597	342	321	660	39,920
Credit card	16,315	203	198	189	16,905
Other retail	47,500	261	92	182	48,035

Total loans, excluding covered loans	199,288	1,084	663	1,916	202,951
Covered loans	11,681	234	652	570	13,137

Total loans	$210,969	$1,318	$1,315	$2,486	$216,088

December 31, 2011
Commercial	$55,991	$300	$45	$312	$56,648
Commercial real estate	34,800	138	14	899	35,851
Residential mortgages (a)	35,664	404	364	650	37,082
Credit card	16,662	238	236	224	17,360
Other retail	47,516	340	184	67	48,107

Total loans, excluding covered loans	190,633	1,420	843	2,152	195,048
Covered loans	12,589	362	910	926	14,787

Total loans	$203,222	$1,782	$1,753	$3,078	$209,835

(a)	At June 30, 2012, $427 million of loans 30 – 89 days past due and $2.9 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $545 million and $2.6 billion at December 31, 2011, respectively.

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

48	U. S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2012
Commercial	$59,131	$1,142	$1,261	$2,403	$61,534
Commercial real estate	32,587	756	3,214	3,970	36,557
Residential mortgages (b)	38,725	20	1,175	1,195	39,920
Credit card	16,518	—	387	387	16,905
Other retail	47,618	37	380	417	48,035

Total loans, excluding covered loans	194,579	1,955	6,417	8,372	202,951
Covered loans	12,438	129	570	699	13,137

Total loans	$207,017	$2,084	$6,987	$9,071	$216,088

Total outstanding commitments	$428,038	$3,473	$7,864	$11,337	$439,375

December 31, 2011
Commercial	$54,003	$1,047	$1,598	$2,645	$56,648
Commercial real estate	30,733	793	4,325	5,118	35,851
Residential mortgages (b)	35,814	19	1,249	1,268	37,082
Credit card	16,910	—	450	450	17,360
Other retail	47,665	24	418	442	48,107

Total loans, excluding covered loans	185,125	1,883	8,040	9,923	195,048
Covered loans	13,966	187	634	821	14,787

Total loans	$199,091	$2,070	$8,674	$10,744	$209,835

Total outstanding commitments	$410,457	$3,418	$9,690	$13,108	$423,565

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2012, $2.9 billion of GNMA loans 90 days or more past due and $2.1 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.6 billion and $2.0 billion at December 31, 2011, respectively.

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

Factors used by the Company in determining whether all principal and interest payments due on commercial and commercial real estate loans will be collected and therefore whether those loans are impaired include, but are not limited to, the financial condition of the borrower, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on industry, geographic location and certain financial ratios. The evaluation of impairment on residential mortgages, credit card and other retail loans is primarily driven by delinquency status of individual loans or whether a loan has been modified. Individual covered loans, whose future losses are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company, are evaluated for impairment and accounted for in a manner consistent with the class of loan they would have been included in had the loss sharing coverage not been in place.

U. S. Bancorp	49

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2012
Commercial	$443	$1,518	$55	$74
Commercial real estate	1,286	2,924	92	14
Residential mortgages	2,671	3,299	447	1
Credit card	526	526	196	—
Other retail	300	303	61	6

Total impaired loans, excluding GNMA and covered loans	5,226	8,570	851	95
Loans purchased from GNMA mortgage pools	1,352	1,352	39	—
Covered loans	945	2,616	36	11

Total	$7,523	$12,538	$926	$106

December 31, 2011
Commercial	$657	$1,437	$62	$68
Commercial real estate	1,436	2,503	124	25
Residential mortgages	2,652	3,193	482	2
Credit card	584	584	219	—
Other retail	188	197	57	—

Total impaired loans, excluding GNMA and covered loans	5,517	7,914	944	95
Loans purchased from GNMA mortgage pools	1,265	1,265	18	—
Covered loans	1,170	1,642	43	49

Total	$7,952	$10,821	$1,005	$144

(a)	Substantially all loans classified as impaired at June 30, 2012 and December 31, 2011, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2012		2011
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended June 30
Commercial	$506	$2	$503	$2
Commercial real estate	1,338	10	1,517	2
Residential mortgages	2,687	30	2,541	25
Credit card	543	8	462	3
Other retail	244	2	159	1

Total impaired loans, excluding GNMA and covered loans	5,318	52	5,182	33
Loans purchased from GNMA mortgage pools	1,320	16	439	5
Covered loans	1,065	11	1,164	13

Total	$7,703	$79	$6,785	$51

Six months ended June 30
Commercial	$538	$5	$525	$3
Commercial real estate	1,431	17	1,499	4
Residential mortgages	2,663	56	2,524	50
Credit card	546	16	461	6
Other retail	212	4	158	2

Total impaired loans, excluding GNMA and covered loans	5,390	98	5,167	65
Loans purchased from GNMA mortgage pools	1,299	31	301	9
Covered loans	1,121	13	1,181	27

Total	$7,810	$142	$6,649	$101

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

50	U. S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented, by portfolio class:

	2012					2011
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance (d)			Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance (d)
Three months ended June 30
Commercial	1,048	$70	$65			1,492	$153	$144
Commercial real estate	71	121	113			106	380	396
Residential mortgages	450	74	74	(a	)	868	165	163
Credit card	10,685	57	56			12,258	73	73
Other retail	809	20	20	(b	)	1,053	21	20

Total loans, excluding GNMA and covered loans	13,063	342	328			15,777	792	796
Loans purchased from GNMA mortgage pools	2,177	277	311	(c	)	1,679	221	235
Covered loans	50	57	51			70	90	84

Total loans	15,290	$676	$690			17,526	$1,103	$1,115

Six months ended June 30
Commercial	2,327	$161	$137			2,847	$248	$236
Commercial real estate	182	325	310			265	782	781
Residential mortgages	1,071	185	181			1,823	360	356
Credit card	24,903	137	136			26,668	161	161
Other retail	1,797	35	35			2,064	40	39

Total loans, excluding GNMA and covered loans	30,280	843	799			33,667	1,591	1,573
Loans purchased from GNMA mortgage pools	3,577	456	498			3,932	522	559
Covered loans	93	197	188			166	308	297

Total loans	33,950	$1,496	$1,485			37,765	$2,421	$2,429

(a)	Residential mortgage TDRs include trial period arrangements offered to customers during the period and the post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. At June 30, 2012, 170 loans with outstanding balances of $26 million were in a trial period and have an estimated post-modification balance of $28 million assuming permanent modification occurs at the end of the trial period.
(b)	At June 30, 2012, 23 home equity and second mortgage loans with outstanding balances of $3 million were in a trial period and have an estimated post-modification balance of $3 million assuming permanent modification occurs at the end of the trial period.
(c)	At June 30, 2012, 1,435 loans purchased from GNMA mortgage pools with outstanding balances of $179 million were in a trial period and have an estimated post-modification balance of $186 million assuming permanent modification occurs at the end of the trial period.
(d)	Post-modification balances for residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools typically include capitalization of unpaid accrued interest and/or fees under the various modification programs.

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

U. S. Bancorp	51

Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months. Balances related to these programs are generally frozen, however, accounts may be reopened upon successful exit of the program, in which account privileges may be restored.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2012		2011
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three months ended June 30
Commercial	216	$10	179	$5
Commercial real estate	29	72	8	5
Residential mortgages	247	22	97	18
Credit card	2,390	13	1,850	10
Other retail	158	1	116	2

Total loans, excluding GNMA and covered loans	3,040	118	2,250	40
Loans purchased from GNMA mortgage pools	262	39	97	15
Covered loans	7	27	—	—

Total loans	3,309	$184	2,347	$55

Six months ended June 30
Commercial	457	$31	268	$10
Commercial real estate	83	164	8	5
Residential mortgages	311	34	440	92
Credit card	4,916	28	3,563	18
Other retail	342	4	199	4

Total loans, excluding GNMA and covered loans	6,109	261	4,478	129
Loans purchased from GNMA mortgage pools	483	72	253	35
Covered loans	41	87	—	—

Total loans	6,633	$420	4,731	$164

In addition to the defaults in the table above during the three months ended June 30, 2012, the Company had 214 residential mortgage loans, home equity and second mortgage loans, and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $31 million where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	June 30, 2012				December 31, 2011
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$—	$137	$—	$137	$68	$137	$—	$205
Commercial real estate loans	1,566	3,790	—	5,356	1,956	4,037	—	5,993
Residential mortgage loans	3,575	1,242	—	4,817	3,830	1,360	—	5,190
Credit card loans	—	5	—	5	—	6	—	6
Other retail loans	—	821	—	821	—	867	—	867
Losses reimbursable by the FDIC (a)	—	—	2,001	2,001	—	—	2,526	2,526

Covered loans	5,141	5,995	2,001	13,137	5,854	6,407	2,526	14,787
Foreclosed real estate	—	—	203	203	—	—	274	274

Total covered assets	$5,141	$5,995	$2,204	$13,340	$5,854	$6,407	$2,800	$15,061

(a)	Relates to loss sharing agreements with remaining terms from 2 to 7 years.

52	U. S. Bancorp

At June 30, 2012, $.1 billion of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $.2 billion at December 31, 2011, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Net gains on the sale of loans of $292 million and $51 million for the three months ended June 30, 2012 and 2011, respectively, and $579 million and $266 million for the six months ended June 30, 2012 and 2011, respectively, were included in noninterest income, primarily in mortgage banking revenue.

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

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments in affordable housing development entities that provide capital for communities located in low-income districts and for historic rehabilitation projects that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $188 million and $166 million for the three months ended June 30, 2012 and 2011, respectively, and $354 million and $319 million for the six months ended June 30, 2012 and 2011, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $104 million and $57 million, and in other noninterest expense was $120 million and $129 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense recorded in tax expense was $193 million and $115 million, and in other noninterest expense was $221 million and $242 million for the six months ended June 30, 2012 and 2011, respectively.

U. S. Bancorp	53

At June 30, 2012, approximately $6.0 billion of the Company’s assets and $4.4 billion of its liabilities included on the consolidated balance sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, compared with $5.6 billion and $4.0 billion, respectively, at December 31, 2011. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others.

In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2012, $175 million of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit, compared with $202 million at December 31, 2011.

The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2012, $5.4 billion of available-for-sale securities and $5.2 billion of short-term borrowings on the consolidated balance sheet were related to the tender option bond program, compared with $5.4 billion of available-for-sale securities and $5.3 billion of short-term borrowings at December 31, 2011.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the consolidated balance sheet. The Company’s investments in unconsolidated VIEs at June 30, 2012, ranged from less than $1 million to $47 million, with an aggregate amount of approximately $1.9 billion, net of $1.1 billion of liabilities recorded primarily for unfunded capital commitments of the Company to specific project sponsors. The Company’s investments in unconsolidated VIEs at December 31, 2011, ranged from less than $1 million to $37 million, with an aggregate amount of $1.8 billion, net of liabilities of $965 million for unfunded capital commitments. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was approximately $5.1 billion at June 30, 2012, compared with $4.8 billion at December 31, 2011. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $1.7 billion at June 30, 2012, and $1.8 billion at December 31, 2011, recorded on the Company’s consolidated balance sheet and $3.1 billion at June 30, 2012, and $3.0 billion at December 31, 2011, of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the consolidated balance sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

54	U. S. Bancorp

Note 5	Mortgage Servicing Rights

The Company serviced $207.4 billion of residential mortgage loans for others at June 30, 2012, and $191.1 billion at December 31, 2011. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs were net gains of $32 million and $82 million for the three months ended June 30, 2012 and 2011, respectively, and net gains of $62 million and $144 million for the six months ended June 30, 2012 and 2011, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $174 million and $160 million for the three months ended June 30, 2012 and 2011, respectively, and $345 million and $317 million for the six months ended June 30, 2012 and 2011, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$1,737	$2,073	$1,519	$1,837
Rights purchased	16	4	29	11
Rights capitalized	215	102	476	315
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(239)	(137)	(175)	(35)
Due to revised assumptions or models (b)	(18)	25	(17)	25
Other changes in fair value (c)	(117)	(78)	(238)	(164)

Balance at end of period	$1,594	$1,989	$1,594	$1,989

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	June 30, 2012						December 31, 2011
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(304)	$(189)	$(103)	$116	$240	$484	$(305)	$(183)	$(98)	$107	$223	$460
Derivative instrument hedges	430	222	111	(110)	(220)	(440)	378	204	104	(107)	(217)	(445)
Net sensitivity	$126	$33	$8	$6	$20	$44	$73	$21	$6	$—	$6	$15

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2012				December 31, 2011
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$13,697	$36,455	$157,275	$207,427	$13,357	$32,567	$145,158	$191,082
Fair market value	$155	$304	$1,135	$1,594	$155	$290	$1,074	$1,519
Value (bps) (a)	113	83	72	77	116	89	74	79
Weighted-average servicing fees (bps)	40	34	30	31	40	36	29	31
Multiple (value/servicing fees)	2.83	2.44	2.40	2.48	2.90	2.47	2.55	2.55
Weighted-average note rate	5.34%	4.81%	4.74%	4.79%	5.50%	5.08%	4.97%	5.03%
Weighted-average age (in years)	4.3	2.4	2.6	2.7	4.2	2.5	2.8	2.8
Weighted-average expected prepayment (constant prepayment rate)	13.2%	21.2%	22.6%	21.7%	12.9%	21.1%	22.1%	21.3%
Weighted-average expected life (in years)	6.1	4.1	3.7	3.9	6.4	4.0	3.8	4.0
Weighted-average discount rate	12.1%	11.3%	10.0%	10.4%	12.1%	11.3%	10.0%	10.4%

(a)	Value is calculated as fair market value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

U. S. Bancorp	55

Note 6	Preferred Stock

At June 30, 2012 and December 31, 2011, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	June 30, 2012				December 31, 2011
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series D	20,000	500	—	500	20,000	500	—	500
Series F	44,000	1,100	12	1,088	—	—	—	—
Series G	43,400	1,085	10	1,075	—	—	—	—

Total preferred stock (a)	159,910	$4,936	$167	$4,769	72,510	$2,751	$145	$2,606

(a)	The par value of all shares issued and outstanding at June 30, 2012 and December 31, 2011, was $1.00 per share.

On January 23, 2012, the Company issued depositary shares representing an ownership interest in 44,000 shares of Series F Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series F Preferred Stock”), and on April 20, 2012, the Company issued depositary shares representing an ownership interest in 43,400 shares of Series G Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series G Preferred Stock”). The Series F Preferred Stock and Series G Preferred Stock have no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 6.50 percent from the date of issuance to, but excluding, January 15, 2022, and thereafter at a floating rate per annum equal to three-month LIBOR plus 4.468 percent for the Series F Preferred Stock, and 6.00 percent from the date of issuance to, but excluding, April 15, 2017, and thereafter at a floating rate per annum equal to three-month LIBOR plus 4.86125 percent for the Series G Preferred Stock. Both series are redeemable at the Company’s option, in whole or in part, on or after January 15, 2022, for the Series F Preferred Stock and April 15, 2017, for the Series G Preferred Stock. Both series are redeemable at the Company’s option, in whole, but not in part, prior to January 15, 2022, for the Series F Preferred Stock and prior to April 15, 2017, for the Series G Preferred Stock, within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series F Preferred Stock or Series G Preferred Stock, respectively, as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve.

For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 7	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2012	2011	2012	2011
Net income attributable to U.S. Bancorp	$1,415	$1,203	$2,753	$2,249
Preferred dividends	(64)	(30)	(110)	(69)
Earnings allocated to participating stock awards	(6)	(6)	(13)	(10)

Net income applicable to U.S. Bancorp common shareholders	$1,345	$1,167	$2,630	$2,170

Average common shares outstanding	1,888	1,921	1,895	1,920
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	10	8	9	9

Average diluted common shares outstanding	1,898	1,929	1,904	1,929

Earnings per common share	$.71	$.61	$1.39	$1.13
Diluted earnings per common share	$.71	$.60	$1.38	$1.12

Options and warrants outstanding at June 30, 2012, to purchase 23 million and 32 million common shares for the three months and six months ended June 30, 2012, respectively, and outstanding at June 30, 2011, to purchase 55 million common shares for both the three months and six months ended June 30, 2011, respectively, were not

56	U. S. Bancorp

included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share because they were antidilutive.

Note 8	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$32	$29	$1	$1	$64	$59	$2	$2
Interest cost	42	42	2	2	84	84	4	4
Expected return on plan assets	(47)	(51)	(1)	(1)	(95)	(103)	(1)	(2)
Prior service cost (credit) and transition obligation (asset) amortization	(1)	(3)	—	—	(2)	(5)	—	—
Actuarial loss (gain) amortization	40	32	(2)	(2)	80	63	(4)	(3)

Net periodic benefit cost	$66	$49	$—	$—	$131	$98	$1	$1

Note 9	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Federal
Current	$551	$51	$955	$457
Deferred	(92)	317	(24)	273

Federal income tax	459	368	931	730
State
Current	112	62	162	72
Deferred	(7)	28	(2)	22

State income tax	105	90	160	94

Total income tax provision	$564	$458	$1,091	$824

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Tax at statutory rate	$680	$573	$1,321	$1,061
State income tax, at statutory rates, net of federal tax benefit	68	58	104	61
Tax effect of
Tax credits, net of related expenses	(113)	(108)	(202)	(195)
Tax-exempt income	(55)	(57)	(110)	(113)
Noncontrolling interests	13	8	24	14
Other items	(29)	(16)	(46)	(4)

Applicable income taxes	$564	$458	$1,091	$824

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2012, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2008. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.4 billion at June 30, 2012, and $1.1 billion at December 31, 2011.

U. S. Bancorp	57

Note 10	Derivative Instruments

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

The following table provides information on the fair value of the Company’s derivative positions:

	June 30, 2012		December 31, 2011
(Dollars in Millions)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Total fair value of derivative positions	$1,941	$2,387	$1,913	$2,554
Netting (a)	(321)	(875)	(294)	(1,889)

Total	$1,620	$1,512	$1,619	$665

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. At June 30, 2012, the amount of collateral posted by counterparties that was netted against derivative assets was $88 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $634 million, compared with $88 million and $1.7 billion, respectively, at December 31, 2011.

Of the Company’s $63.3 billion of total notional amount of asset and liability management positions at June 30, 2012, $11.8 billion was designated as a fair value or cash flow hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the six months ended June 30, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until expense from the cash flows of the hedged items is realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At June 30, 2012, the Company had $447 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $489 million (net-of-tax) at December 31, 2011. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2012 and the next 12 months are losses of $57 million (net-of-tax) and $114 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies and non-derivative debt instruments to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the six months ended June 30, 2012. At June 30, 2012, the carrying amount of non-derivative debt instruments designated as net investment hedges was $694 million. There were no non-derivative debt instruments designated as net investment hedges at December 31, 2011.

58	U. S. Bancorp

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company enters into similar offsetting positions with broker-dealers. The Company also has derivative contracts that are created through its operations, including commitments to originate mortgage loans held for sale and certain derivative financial guarantee contracts.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
June 30, 2012
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$30	3.59	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,288	775	3.96
Receive fixed/pay floating swaps	7,000	33	2.35	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	15,194	189	.10	31	–	.12
Sell	1,465	2	.09	18,263	135	.11
Options
Purchased	1,500	–	.07	–	–	–
Written	6,165	145	.13	12	1	.17
Receive fixed/pay floating swaps	3,775	4	10.23	–	–	–
Foreign exchange forward contracts	1,724	15	.08	636	5	.08
Equity contracts	60	3	1.87	–	–	–
Credit contracts	737	2	4.24	1,968	8	3.37
December 31, 2011
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	500	27	4.09	–	–	–
Foreign exchange cross-currency swaps	688	17	5.17	432	23	5.17
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	803	4.03
Receive fixed/pay floating swaps	750	–	2.75	6,250	6	2.86
Net investment hedges
Foreign exchange forward contracts	708	4	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	14,270	150	.07	29	–	.12
Sell	231	1	.15	14,415	134	.11
Options
Purchased	1,250	–	.07	–	–	–
Written	4,421	80	.10	11	1	.13
Receive fixed/pay floating swaps	2,625	9	10.21	–	–	–
Foreign exchange forward contracts	307	1	.08	1,414	11	.08
Equity contracts	54	1	1.05	10	–	.64
Credit contracts	800	7	3.71	1,600	8	3.59

U. S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
June 30, 2012
Interest rate contracts
Receive fixed/pay floating swaps	$16,547	$1,204	4.86	$603	$1	4.76
Pay fixed/receive floating swaps	131	1	14.03	17,090	1,169	4.81
Options
Purchased	2,789	17	5.67	28	–	4.92
Written	28	–	4.92	2,789	17	5.67
Foreign exchange rate contracts
Forwards, spots and swaps (a)	9,611	286	.42	9,574	266	.45
Options
Purchased	305	10	.57	–	–	–
Written	–	–	–	305	10	.57
December 31, 2011
Interest rate contracts
Receive fixed/pay floating swaps	16,230	1,216	4.98	523	1	2.52
Pay fixed/receive floating swaps	99	–	1.81	16,206	1,182	5.10
Options
Purchased	2,660	26	6.11	–	–	–
Written	–	–	–	2,660	26	6.11
Foreign exchange rate contracts
Forwards, spots and swaps (a)	7,936	369	.54	7,731	354	.54
Options
Purchased	127	5	.41	–	–	–
Written	–	–	–	127	5	.41

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(24)	$(84)	$(32)	$(35)	$(23)	$(79)	$(65)	$(69)
Net investment hedges
Foreign exchange forward contracts	—	(15)	—	—	(6)	(47)	—	—
Non-derivative debt instruments	37	—	—	—	37	—	—	—

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and six months ended June 30, 2012 and 2011.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

60	U. S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)		2012	2011	2012	2011
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$3	$10	$3	$24
Foreign exchange cross-currency swaps	Other noninterest income	–	25	42	98
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(58)	(10)	111	(24)
Purchased and written options	Mortgage banking revenue	245	93	399	142
Receive fixed/pay floating swaps	Mortgage banking revenue	195	–	138	–
Foreign exchange forward contracts	Commercial products revenue	(30)	(4)	(37)	(18)
Equity contracts	Compensation expense	–	–	(1)	1
Credit contracts	Other noninterest income/expense	–	(1)	(6)	(2)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	146	133	6	(14)
Pay fixed/receive floating swaps	Other noninterest income	(143)	(129)	(4)	11
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	12	13	23	27

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(3) million and less than $1 million for the three months ended June 30, 2012, respectively, and $(10) million and $(25) million for the three months ended June 30, 2011, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(3) million and $(44) million for the six months ended June 30, 2012, respectively, and $(24) million and $(97) million for the six months ended June 30, 2011, respectively. The ineffective portion was immaterial for the three and six months ended June 30, 2012 and 2011.

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

The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at June 30, 2012, was $1.8 billion. At June 30, 2012, the Company had $1.8 billion of cash and investment securities posted as collateral against this net liability position.

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

U. S. Bancorp	61

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the six months ended June 30, 2012 and 2011, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The Company has processes and controls in place to increase the reliability of estimates it makes in determining fair value measurements. Items quoted on an exchange are verified to the quoted price. Items provided by a third party pricing service are subject to price verification procedures as discussed in more detail in the specific valuation discussions provided in the section that follows. For fair value measurements modeled internally, the Company’s valuation models are subject to the Company’s Model Risk Governance Policy and Program, as maintained by the Company’s credit administration department. The purpose of model validation is to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use, and are subject to formal change control procedures. Under the Company’s Model Risk Governance Policy, models are required to be reviewed at least annually to ensure they are operating as intended. Inputs into the models are market observable inputs whenever available. When market observable inputs are not available, the inputs are developed based upon analysis of historical experience and evaluation of other relevant market data. Significant unobservable model inputs are subject to review by senior management in corporate functions, who are independent from the modeling. Significant unobservable model inputs are also compared to actual results, typically on a quarterly basis. Significant Level 3 fair value measurements are also subject to corporate-level review and are benchmarked to market transactions or other market data, when available. Additional discussion of processes and controls are provided in the valuation methodologies section that follows.

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2012 and 2011, there were no significant changes to the valuation techniques used by the Company to measure fair value.

Cash and Due From Banks The carrying value of cash and due from banks approximate fair value and are classified within Level 1. Fair value is provided for disclosure purposes only.

62	U. S. Bancorp

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

For other securities, quoted market prices may not be readily available for the specific securities. When possible, the Company determines fair value based on market observable information, including quoted market prices for similar securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third party pricing service. The Company reviews the valuation methodologies utilized by the pricing service and, on a quarterly basis, reviews the security level prices provided by the pricing service against management’s expectation of fair value, based on changes in various benchmarks and market knowledge from recent trading activity. Additionally, each quarter, the Company validates the fair value provided by the pricing services by comparing them to recent observable market trades (where available), broker provided quotes, or other independent secondary pricing sources. Prices obtained from the pricing service are adjusted if they are found to be inconsistent with observable market data. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, municipal securities, corporate debt securities, agency debt securities and perpetual preferred securities.

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department, which is separate from the portfolio management function. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to review by senior management in corporate functions, who are independent from the modeling. The fair value measurements are also compared to fair values provided by third party pricing services, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities, certain collateralized debt obligations and collateralized loan obligations, certain corporate debt securities and SIV-related securities.

Certain Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $241 million net gain and an $11 million net loss for the three months ended June 30, 2012 and 2011, respectively, and a $260 million net gain and a $136 million net loss for the six months ended June 30, 2012 and 2011, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U. S. Bancorp	63

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology and third party prices, if available. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information and industry surveys when available, and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal market activity for MSRs, therefore the determination of fair value requires significant management judgment. Refer to Note 5 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting agreements, as well as collateral received or provided under collateral support agreements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market, and therefore the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy. The credit valuation adjustments for nonperformance risk are determined by the Company’s treasury department using credit assumptions provided by credit administration. The credit assumptions are compared to actual results quarterly and are recalibrated as appropriate.

The Company also has commitments to sell, purchase and originate mortgage loans that meet the accounting requirements of a derivative. These mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above.

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

64	U. S. Bancorp

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

Significant Unobservable Inputs of Level 3 Assets and Liabilities

The following section provides information on the significant inputs used by the Company to determine the fair value measurements of Level 3 assets and liabilities recorded at fair value on the consolidated balance sheet. In addition, the following section includes a discussion of the sensitivity of the fair value measurements to changes in the significant inputs and a description of any interrelationships between these inputs for Level 3 assets and liabilities recorded at fair value on a recurring basis. The discussion below excludes nonrecurring fair value measurements of collateral value used for impairment measures for loans and other real estate owned. These valuations utilize third party appraisal or broker price opinions, and are classified as Level 3 due to the significant judgment involved.

Available-For-Sale Investment Securities The significant unobservable inputs used in the fair value measurement of the Company’s modeled Level 3 available-for-sale investment securities are prepayment rates, probability of default and loss severities associated with the underlying collateral, as well as the discount margin used to calculate the present value of the projected cash flows. The majority of the Company’s Level 3 securities were acquired at discounts. Increases in prepayment rates will typically result in higher fair values, as increased prepayment rates accelerate the receipt of expected cash flows and reduce exposure to credit losses. Increases in the probability of default and loss severities will result in lower fair values, as these increases reduce expected cash flows. Discount margin is the Company’s estimate of the current market spread above the respective benchmark rate. Higher discount margin will result in lower fair values, as it reduces the present value of the expected cash flows.

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

U. S. Bancorp	65

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at June 30, 2012:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	3%	23%	13%
Lifetime probability of default rates	—	14	2
Lifetime loss severity rates	9	80	40
Discount margin	3	30	6
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	2%	13%	6%
Lifetime probability of default rates	2	20	7
Lifetime loss severity rates	8	88	54
Discount margin	3	40	10
Commercial Non-Agency Mortgage-Backed Securities
Estimated lifetime prepayment rates	—%	8%	2%
Lifetime probability of default rates	5	14	2
Lifetime loss severity rates	50	100	60
Discount margin	2	15	7
Collateralized Debt/Loan Obligation Asset-Backed Securities
Estimated lifetime prepayment rates	—%	16%	4%
Lifetime probability of default rates	2	28	5
Lifetime loss severity rates	30	90	49
Discount margin	2	70	12
Other Asset-Backed Securities
Estimated lifetime prepayment rates	1%	10%	4%
Lifetime probability of default rates	—	38	14
Lifetime loss severity rates	40	100	74
Discount margin	3	40	15

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Mortgage Servicing Rights The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are expected prepayments and the discount rate used to calculate the present value of the projected cash flows. Significant increases in either of these inputs in isolation would result in a significantly lower fair value measurement. Significant decreases in either of these inputs in isolation would result in a significantly higher fair value measurement. There is no direct interrelationship between prepayments and discount rate. Prepayment rates generally move in the opposite direction of market interest rates. Discount rates are generally impacted by changes in market return requirements.

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2012:

	Minimum	Maximum	Average
Expected prepayment	14%	31%	22%
Discount rate	10	14	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at June 30, 2012:

	Minimum	Maximum	Average
Expected loan close rate	4%	100%	75%
Inherent MSR value (basis points per loan)	10	198	101

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance.

66	U. S. Bancorp

A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2012, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 370 percent and 7 percent, respectively.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2012
Available-for-sale securities
U.S. Treasury and agencies	$516	$284	$—	$—	$800
Mortgage-backed securities
Residential
Agency	—	28,079	—	—	28,079
Non-agency
Prime (a)	—	—	713	—	713
Non-prime (b)	—	—	796	—	796
Commercial
Agency	—	132	—	—	132
Non-agency	—	—	37	—	37
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	—	42	102	—	144
Other	—	584	112	—	696
Obligations of state and political subdivisions	—	6,510	—	—	6,510
Obligations of foreign governments	—	6	—	—	6
Corporate debt securities	—	822	9	—	831
Perpetual preferred securities	—	331	—	—	331
Other investments	227	11	—	—	238

Total available-for-sale	743	36,801	1,769	—	39,313
Mortgage loans held for sale	—	8,223	—	—	8,223
Mortgage servicing rights	—	—	1,594	—	1,594
Derivative assets	—	537	1,404	(321)	1,620
Other assets	129	588	—	—	717

Total	$872	$46,149	$4,767	$(321)	$51,467

Derivative liabilities	$—	$2,343	$44	$(875)	$1,512
Other liabilities	69	542	—	—	611

Total	$69	$2,885	$44	$(875)	$2,123

December 31, 2011
Available-for-sale securities
U.S. Treasury and agencies	$562	$495	$—	$—	$1,057
Mortgage-backed securities
Residential
Agency	—	40,314	—	—	40,314
Non-agency
Prime (a)	—	—	803	—	803
Non-prime (b)	—	—	802	—	802
Commercial
Agency	—	140	—	—	140
Non-agency	—	—	42	—	42
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	—	86	120	—	206
Other	—	564	117	—	681
Obligations of state and political subdivisions	—	6,539	—	—	6,539
Obligations of foreign governments	—	6	—	—	6
Corporate debt securities	—	818	9	—	827
Perpetual preferred securities	—	318	—	—	318
Other investments	193	9	—	—	202

Total available-for-sale	755	49,289	1,893	—	51,937
Mortgage loans held for sale	—	6,925	—	—	6,925
Mortgage servicing rights	—	—	1,519	—	1,519
Derivative assets	—	632	1,281	(294)	1,619
Other assets	146	467	—	—	613

Total	$901	$57,313	$4,693	$(294)	$62,613

Derivative liabilities	$—	$2,501	$53	$(1,889)	$665
Other liabilities	75	538	—	—	613

Total	$75	$3,039	$53	$(1,889)	$1,278

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

U. S. Bancorp	67

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
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$733	$(1)		$21		$—	$—	$(40)	$—		$—	$713	$20
Non-prime (b)	806	(7)		28		—	—	(31)	—		—	796	28
Commercial non-agency	40	1		(2)		—	—	(2)	—		—	37	(1)
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	119	5		—		—	(7)	(15)	—		—	102	—
Other	112	3		3		—	—	(6)	—		—	112	3
Corporate debt securities	9	—		—		—	—	—	—		—	9	—

Total available-for-sale	1,819	1	(c)	50	(f)	—	(7)	(94)	—		—	1,769	50
Mortgage servicing rights	1,737	(374	)(d)	—		16	—	—	215	(g)	—	1,594	(374	)(d)
Net derivative assets and liabilities	1,089	876	(e)	—		—	(2)	—	—		(603)	1,360	(389	)(h)
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$963	$1		$(22)		$—	$—	$(46)	$—		$—	$896	$(22)
Non-prime (b)	947	(2)		(19)		—	—	(31)	—		—	895	(19)
Commercial non-agency	50	1		(1)		—	—	—	—		—	50	—
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	142	3		(1)		—	—	(11)	—		—	133	—
Other	133	3		(1)		—	—	(6)	—		—	129	(1)
Corporate debt securities	9	—		—		—	—	—	—		—	9	—

Total available-for-sale	2,244	6	(i)	(44	)(f)	—	—	(94)	—		—	2,112	(42)
Mortgage servicing rights	2,073	(190	)(d)	—		4	—	—	102	(g)	—	1,989	(190	)(d)
Net derivative assets and liabilities	747	373	(j)	—		—	(2)	—	—		(282)	836	(30	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(13) million included in securities gains (losses) and $14 million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $242 million included in other noninterest income and $634 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $102 million included in other noninterest income and $(491) million included in mortgage banking revenue.
(i)	Approximately $(9) million included in securities gains (losses) and $15 million included in interest income.
(j)	Approximately $232 million included in other noninterest income and $141 million included in mortgage banking revenue.
(k)	Approximately $115 million included in other noninterest income and $(145) million included in mortgage banking revenue.

68	U. S. Bancorp

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
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$803	$(1)		$37		$—	$(48)	$(78)	$—		$—	$713	$33
Non-prime (b)	802	(10)		65		—	—	(61)	—		—	796	65
Commercial non-agency	42	1		(2)		—	—	(4)	—		—	37	(2)
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	120	10		(1)		—	(7)	(20)	—		—	102	1
Other	117	6		4		—	—	(15)	—		—	112	4
Corporate debt securities	9	—		—		—	—	—	—		—	9	—

Total available-for-sale	1,893	6	(c)	103	(f)	—	(55)	(178)	—		—	1,769	101
Mortgage servicing rights	1,519	(430	)(d)	—		29	—	—	476	(g)	—	1,594	(430	)(d)
Net derivative assets and liabilities	1,228	1,207	(e)	—		—	(2)	—	—		(1,073)	1,360	(850	) (h)
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$1,103	$3		$24		$—	$(115)	$(119)	$—		$—	$896	$16
Non-prime (b)	947	(2)		32		—	(12)	(70)	—		—	895	31
Commercial non-agency	50	1		—		—	—	(1)	—		—	50	—
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	135	7		8		—	—	(17)	—		—	133	9
Other	133	7		2		—	—	(13)	—		—	129	2
Corporate debt securities	9	—		—		—	—	—	—		—	9	—

Total available-for-sale	2,377	16	(i)	66	(f)	—	(127)	(220)	—		—	2,112	58
Mortgage servicing rights	1,837	(174	)(d)	—		11	—	—	315	(g)	—	1,989	(174	)(d)
Net derivative assets and liabilities	851	416	(j)	—		—	(3)	—	—		(428)	836	(169	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(22) million included in securities gains (losses) and $28 million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $220 million included in other noninterest income and $987 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(1) million included in other noninterest income and $(849) million included in mortgage banking revenue.
(i)	Approximately $(15) million included in securities gains (losses) and $31 million included in interest income.
(j)	Approximately $227 million included in other noninterest income and $189 million included in mortgage banking revenue.
(k)	Approximately $(14) million included in other noninterest income and $(155) million included in mortgage banking revenue.

U. S. Bancorp	69

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

The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	June 30, 2012				December 31, 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$—	$—	$119	$119	$—	$—	$168	$168
Other assets (b)	—	—	153	153	—	—	310	310

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Loans (a)	$21	$106	$39	$121
Other assets (b)	40	62	87	149

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2012			December 31, 2011
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$8,223	$7,813	$410	$6,925	$6,635	$290
Nonaccrual loans	9	14	(5)	10	15	(5)
Loans 90 days or more past due	2	2	—	3	4	(1)

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of June 30, 2012 and December 31, 2011, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

70	U. S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$15,403	$15,403	$—	$—	$15,403	$13,962	$13,962
Federal funds sold and securities purchased under resale agreements	121	—	121	—	121	64	64
Investment securities held-to-maturity	34,635	2,443	32,549	89	35,081	18,877	19,216
Mortgages held for sale (a)	—	—	—	—	—	3	3
Other loans held for sale	34	—	—	34	34	228	228
Loans	211,516	—	—	212,973	212,973	205,082	206,646
Other financial instruments	6,443	—	1,268	5,224	6,492	6,095	6,140
Financial Liabilities
Deposits	241,316	—	241,556	—	241,556	230,885	231,184
Short-term borrowings	30,684	—	30,644	—	30,644	30,468	30,448
Long-term debt	28,821	—	29,511	—	29,511	31,953	32,664

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $401 million and $381 million at June 30, 2012 and December 31, 2011, respectively. The carrying value of other guarantees was $425 million and $359 million at June 30, 2012 and December 31, 2011, respectively.

Note 12	Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Associations”), are defendants in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On July 13, 2012, Visa signed a memorandum of understanding to enter into a settlement agreement to resolve class action claims associated with the multi-district interchange litigation (the “MOU agreement”), the largest of the remaining Visa Litigation matters. At June 30, 2012, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $65 million and includes the Company’s estimate of its share of the temporary reduction in interchange rates specified in the MOU agreement. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby become marketable, upon settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 11.

U. S. Bancorp	71

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2012:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$87	$18,896
Third-party borrowing arrangements	—	—	335
Securities lending indemnifications	8,780	—	8,653
Asset sales	—	297	2,554	(a)
Merchant processing	822	87	83,527
Contingent consideration arrangements	—	3	6
Tender option bond program guarantee	5,389	—	5,167
Minimum revenue guarantees	—	19	31
Other	—	19	3,483

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada and Europe for airline companies. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2012, the value of airline tickets purchased to be delivered at a future date was $7.9 billion. The Company held collateral of $669 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2012, the Company had reserved $216 million for potential losses from representation and warranty obligations, compared with $160 million at December 31, 2011. The $56 million increase was primarily the result of the GSEs increasing the number of loans selected for repurchase review. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and assumptions about defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$202	$181	$160	$180
Net realized losses	(31)	(43)	(56)	(75)
Additions to reserve	45	35	112	68

Balance at end of period	$216	$173	$216	$173

As of June 30, 2012 and December 31, 2011, the Company had $164 million and $105 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

72	U. S. Bancorp

Checking Account Overdraft Fee Litigation The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. On July 2, 2012, the Company reached a settlement in principle with the lead plaintiffs for these cases, subject to final documentation and court approvals. The settlement will provide for a payment by the Company of $55 million, which was previously accrued, in exchange for a release of claims asserted against the Company in these matters.

Foreclosed Property Litigation The Company was recently named a defendant in a case by the City of Los Angeles, California involving foreclosed residential properties that the Company’s primary banking subsidiary, U.S. Bank National Association, has taken title to solely in its role as trustee for various residential mortgage-backed securities trusts. The Company believes it has meritorious defenses in the matter, as well as rights to indemnification from various third parties. The case is only in the initial pleading phase and no potential range of loss can currently be estimated.

Peregrine Financial Group The Company has been informed that Russell Wasendorf, Sr. (“Wasendorf”), Chairman and Chief Executive Officer of Peregrine Financial Group (“PFG”), has admitted providing false financial information to PFG’s regulators and altering bank statements to show the balance in a U.S. Bank National Association deposit account to be approximately $200 million more than actual balances on deposit. As a result, Wasendorf has been criminally charged and the Commodities Futures Trading Commission has taken legal action against PFG and Wasendorf. A receiver has been appointed for Wasendorf, and a bankruptcy trustee has been appointed for PFG. The Company is cooperating with the receiver and trustee and with government investigations relating to PFG and Wasendorf. At this time, the Company does not believe there is any evidence of employee involvement in the fraudulent activities.

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

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2012 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U. S. Bancorp	73

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2012			2011
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$73,181	$507	2.77%	$62,955	$500	3.18%	16.2%
Loans held for sale	7,352	67	3.68	3,118	34	4.36	*
Loans (b)
Commercial	60,020	542	3.63	50,054	517	4.14	19.9
Commercial real estate	36,549	410	4.51	35,499	400	4.53	3.0
Residential mortgages	39,166	451	4.62	32,734	400	4.89	19.6
Credit card	16,696	415	9.98	15,884	371	9.37	5.1
Other retail	47,900	620	5.20	47,940	658	5.50	(.1)

Total loans, excluding covered loans	200,331	2,438	4.89	182,111	2,346	5.16	10.0
Covered loans	13,738	212	6.20	16,699	234	5.62	(17.7)

Total loans	214,069	2,650	4.97	198,810	2,580	5.20	7.7
Other earning assets	9,152	61	2.66	12,688	63	1.98	(27.9)

Total earning assets	303,754	3,285	4.34	277,571	3,177	4.59	9.4
Allowance for loan losses	(4,680)			(5,331)			12.2
Unrealized gain (loss) on investment securities	993			250			*
Other assets	40,362			40,120			.6

Total assets	$340,429			$312,610			8.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$64,531			$48,721			32.5%
Interest-bearing deposits
Interest checking	45,928	15	.13	43,334	17	.16	6.0
Money market savings	44,456	13	.12	45,014	18	.16	(1.2)
Savings accounts	29,556	17	.24	26,522	28	.41	11.4
Time certificates of deposit less than $100,000	14,768	64	1.73	15,368	73	1.92	(3.9)
Time deposits greater than $100,000	32,062	68	.86	30,452	74	.98	5.3

Total interest-bearing deposits	166,770	177	.43	160,690	210	.52	3.8
Short-term borrowings	29,935	129	1.73	29,008	133	1.83	3.2
Long-term debt	29,524	266	3.62	32,183	290	3.61	(8.3)

Total interest-bearing liabilities	226,229	572	1.02	221,881	633	1.14	2.0
Other liabilities	11,317			9,156			23.6
Shareholders’ equity
Preferred equity	4,544			2,503			81.5
Common equity	32,722			29,464			11.1

Total U.S. Bancorp shareholders’ equity	37,266			31,967			16.6
Noncontrolling interests	1,086			885			22.7

Total equity	38,352			32,852			16.7

Total liabilities and equity	$340,429			$312,610			8.9

Net interest income		$2,713			$2,544

Gross interest margin			3.32%			3.45%

Gross interest margin without taxable-equivalent increments			3.25%			3.37%

Percent of Earning Assets
Interest income			4.34%			4.59%
Interest expense			.76			.92

Net interest margin			3.58%			3.67%

Net interest margin without taxable-equivalent increments			3.51%			3.59%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

74	U. S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2012			2011
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$72,329	$1,012	2.80%	$59,698	$968	3.24%	21.2%
Loans held for sale	7,115	132	3.72	4,603	97	4.24	54.6
Loans (b)
Commercial	58,576	1,074	3.68	49,387	1,018	4.15	18.6
Commercial real estate	36,267	815	4.52	35,340	796	4.54	2.6
Residential mortgages	38,498	893	4.65	32,258	793	4.93	19.3
Credit card	16,737	842	10.11	16,004	752	9.48	4.6
Other retail	47,915	1,252	5.25	48,039	1,321	5.54	(.3)

Total loans, excluding covered loans	197,993	4,876	4.95	181,028	4,680	5.21	9.4
Covered loans	14,122	432	6.14	17,166	469	5.49	(17.7)

Total loans	212,115	5,308	5.03	198,194	5,149	5.23	7.0
Other earning assets	10,340	122	2.37	13,271	120	1.82	(22.1)

Total earning assets	301,899	6,574	4.37	275,766	6,334	4.62	9.5
Allowance for loan losses	(4,724)			(5,375)			12.1
Unrealized gain (loss) on investment securities	907			(33)			*
Other assets	40,276			39,908			.9

Total assets	$338,358			$310,266			9.1

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$64,057			$46,467			37.9%
Interest-bearing deposits
Interest checking	46,693	29	.13	42,991	36	.17	8.6
Money market savings	45,191	26	.12	45,330	46	.20	(.3)
Savings accounts	29,201	36	.25	25,929	63	.49	12.6
Time certificates of deposit less than $100,000	14,862	131	1.77	15,316	145	1.92	(3.0)
Time deposits greater than $100,000	29,788	136	.92	30,838	154	1.01	(3.4)

Total interest-bearing deposits	165,735	358	.43	160,404	444	.56	3.3
Short-term borrowings	29,498	253	1.72	30,597	268	1.76	(3.6)
Long-term debt	30,538	560	3.68	31,877	571	3.60	(4.2)

Total interest-bearing liabilities	225,771	1,171	1.04	222,878	1,283	1.16	1.3
Other liabilities	11,144			9,080			22.7
Shareholders’ equity
Preferred equity	3,988			2,218			79.8
Common equity	32,353			28,776			12.4

Total U.S. Bancorp shareholders’ equity	36,341			30,994			17.3
Noncontrolling interests	1,045			847			23.4

Total equity	37,386			31,841			17.4

Total liabilities and equity	$338,358			$310,266			9.1

Net interest income		$5,403			$5,051

Gross interest margin			3.33%			3.46%

Gross interest margin without taxable-equivalent increments			3.26%			3.38%

Percent of Earning Assets
Interest income			4.37%			4.62%
Interest expense			.78			.94

Net interest margin			3.59%			3.68%

Net interest margin without taxable-equivalent increments			3.52%			3.60%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U. S. Bancorp	75

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2012.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

76	U. S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
DATE: August 3, 2012		(Principal Accounting Officer and Duly Authorized Officer)

U. S. Bancorp	77

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Earnings
1. Net income attributable to U.S. Bancorp	$1,415	$2,753
2. Applicable income taxes, including expense related to unrecognized tax positions	564	1,091

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$1,979	$3,844

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$393	$810
b. Portion of rents representative of interest and amortization of debt expense	26	52

c. Fixed charges excluding interest on deposits (4a + 4b)	419	862
d. Interest on deposits	177	358

e. Fixed charges including interest on deposits (4c + 4d)	$596	$1,220

5. Amortization of interest capitalized	$—	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,398	4,706
7. Earnings including interest on deposits (3 + 4e + 5)	2,575	5,064
8. Fixed charges excluding interest on deposits (4c)	419	862
9. Fixed charges including interest on deposits (4e)	596	1,220
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	5.72	5.46
11. Including interest on deposits (line 7/line 9)	4.32	4.15

*	Excludes interest expense related to unrecognized tax positions

78	U. S. Bancorp

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: August 3, 2012

U. S. Bancorp	79

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: August 3, 2012

80	U. S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: August 3, 2012

U. S. Bancorp	81

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