Form 10-Q
period 2012-09-30
US BANCORP \DE\
filed 2012-11-05
CIK 36104

  3

Form 10-Q/September 30, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2012 1,880,370,592 shares

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

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,783	$2,624	6.1%	$8,186	$7,675	6.7%
Noninterest income	2,395	2,180	9.9	7,008	6,351	10.3
Securities gains (losses), net	1	(9)	*	(18)	(22)	18.2
Total net revenue	5,179	4,795	8.0	15,176	14,004	8.4
Noninterest expense	2,609	2,476	5.4	7,770	7,215	7.7
Provision for credit losses	488	519	(6.0)	1,439	1,846	(22.0)
Income before taxes	2,082	1,800	15.7	5,967	4,943	20.7
Taxable-equivalent adjustment	57	58	(1.7)	168	169	(.6)
Applicable income taxes	593	490	21.0	1,684	1,314	28.2
Net income	1,432	1,252	14.4	4,115	3,460	18.9
Net (income) loss attributable to noncontrolling interests	42	21	*	112	62	80.6
Net income attributable to U.S. Bancorp	$1,474	$1,273	15.8	$4,227	$3,522	20.0
Net income applicable to U.S. Bancorp common shareholders	$1,404	$1,237	13.5	$4,034	$3,407	18.4
Per Common Share
Earnings per share	$.74	$.65	13.8%	$2.13	$1.78	19.7%
Diluted earnings per share	.74	.64	15.6	2.12	1.77	19.8
Dividends declared per share	.195	.125	56.0	.585	.375	56.0
Book value per share	18.03	16.01	12.6
Market value per share	34.30	23.54	45.7
Average common shares outstanding	1,886	1,915	(1.5)	1,892	1,918	(1.4)
Average diluted common shares outstanding	1,897	1,922	(1.3)	1,901	1,926	(1.3)
Financial Ratios
Return on average assets	1.70%	1.57%		1.66%	1.50%
Return on average common equity	16.5	16.1		16.4	15.5
Net interest margin (taxable-equivalent basis) (a)	3.59	3.65		3.59	3.67
Efficiency ratio (b)	50.4	51.5		51.1	51.4
Net charge-offs as a percent of average loans outstanding	.99	1.31		1.02	1.49
Average Balances
Loans	$216,928	$202,169	7.3%	$213,731	$199,533	7.1%
Loans held for sale	8,432	3,946	*	7,557	4,382	72.5
Investment securities (c)	72,454	66,252	9.4	72,371	61,907	16.9
Earning assets	308,959	286,269	7.9	304,269	279,305	8.9
Assets	345,653	321,581	7.5	340,807	314,079	8.5
Noninterest-bearing deposits	68,127	58,606	16.2	65,423	50,558	29.4
Deposits	239,281	215,369	11.1	232,978	209,735	11.1
Short-term borrowings	27,843	30,597	(9.0)	28,942	30,597	(5.4)
Long-term debt	27,112	31,609	(14.2)	29,388	31,786	(7.5)
Total U.S. Bancorp shareholders’ equity	38,619	33,087	16.7	37,105	31,699	17.1

	September 30, 2012	December 31, 2011
Period End Balances
Loans	$218,150	$209,835	4.0%
Investment securities	74,145	70,814	4.7
Assets	352,253	340,122	3.6
Deposits	244,232	230,885	5.8
Long-term debt	26,264	31,953	(17.8)
Total U.S. Bancorp shareholders’ equity	38,661	33,978	13.8
Asset Quality
Nonperforming assets	$2,835	$3,774	(24.9)
Allowance for credit losses	4,771	5,014	(4.8)
Allowance for credit losses as a percentage of period-end loans	2.19%	2.39%
Capital Ratios
Tier 1 capital	10.9%	10.8%
Total risk-based capital	13.3	13.3
Leverage	9.2	9.1
Tangible common equity to tangible assets (d)	7.2	6.6
Tangible common equity to risk-weighted assets using Basel I definition (d)	8.8	8.1
Tier 1 common equity to risk-weighted assets using Basel I definition (d)	9.0	8.6
Tier 1 common equity to risk-weighted assets using Basel III proposals published prior to June 2012 (d)	–	8.2
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	8.2	–

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures on page 34.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the third quarter of 2012, or $.74 per diluted common share, compared with $1.3 billion, or $.64 per diluted common share for the third quarter of 2011. Return on average assets and return on average common equity were 1.70 percent and 16.5 percent, respectively, for the third quarter of 2012, compared with 1.57 percent and 16.1 percent, respectively, for the third quarter of 2011. During the third quarter of 2012, the Company recognized a gain on the sale of a credit card portfolio, recorded a charge related to an investment under the equity method of accounting and recorded incremental charge-offs related to a regulatory clarification in the treatment of residential mortgage and other consumer loans to borrowers who have had debt discharged through bankruptcy but continue to make payments on their loans. Taken together, these items had no impact on third quarter 2012 diluted earnings per common share. The provision for credit losses was $50 million lower than net charge-offs for the third quarter of 2012, compared with $150 million lower than net charge-offs for the third quarter of 2011.

Total net revenue, on a taxable-equivalent basis, for the third quarter of 2012 was $384 million (8.0 percent) higher than the third quarter of 2011, reflecting a 6.1 percent increase in net interest income and a 10.4 percent increase in noninterest income. The increase in net interest income over a year ago was the result of higher average earning assets, continued growth in lower cost core deposit funding and the positive impact of lower cost long-term debt. Noninterest income increased over a year ago, primarily due to higher mortgage banking revenue, partially offset by lower debit card revenue as a result of legislative changes.

Noninterest expense in the third quarter of 2012 was $133 million (5.4 percent) higher than the third quarter of 2011, primarily due to higher compensation expense, employee benefits costs and mortgage servicing review-related professional services costs.

The provision for credit losses for the third quarter of 2012 of $488 million was $31 million (6.0 percent) lower than the third quarter of 2011. The third quarter of 2012 provision for credit losses reflected $54 million in charge-offs related to a regulatory clarification in the treatment of residential mortgage and other consumer loans to borrowers who have had debt discharged through bankruptcy but continue to make payments on their loans.

Net charge-offs in the third quarter of 2012 were $538 million, compared with $669 million in the third quarter of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

The Company reported net income attributable to U.S. Bancorp of $4.2 billion for the first nine months of 2012, or $2.12 per diluted common share, compared with $3.5 billion, or $1.77 per diluted common share for the first nine months of 2011. Return on average assets and return on average common equity were 1.66 percent and 16.4 percent, respectively, for the first nine months of 2012, compared with 1.50 percent and 15.5 percent, respectively, for the first nine months of 2011. Included in the Company’s results for the first nine months of 2012 were the third quarter credit card portfolio sale gain, equity-method investment charge and incremental charge-offs related to consumer loans to borrowers who have had debt discharged through bankruptcy. Included in the Company’s results for the first nine months of 2011 was a $46 million gain related to the acquisition of First Community Bank of New Mexico (“FCB”) in a transaction with the Federal Deposit Insurance Corporation (“FDIC”). The provision for credit losses was $190 million lower than net charge-offs for the first nine months of 2012, compared with $375 million lower than net charge-offs for the first nine months of 2011.

Total net revenue, on a taxable-equivalent basis, for the first nine months of 2012 was $1.2 billion (8.4 percent) higher than the first nine months of 2011, reflecting a 6.7 percent increase in net interest income and a 10.4 percent increase in noninterest income. The increase in net interest income over a year ago was largely the result of an increase in average earning assets, continued growth in lower cost core deposit funding and lower rates on long-term debt. Noninterest income increased over a year ago, primarily due to higher mortgage banking revenue, merchant processing services revenue, trust and investment management fees, and commercial products revenue, partially offset by lower debit card revenue as a result of legislative changes.

Noninterest expense in the first nine months of 2012 was $555 million (7.7 percent) higher than the first nine months of 2011, primarily due to higher compensation expense, employee benefits costs, mortgage servicing review-related professional services costs, and other expense, including higher regulatory and insurance-related costs and an accrual recorded by

U. S. Bancorp	3

the Company in the first nine months of 2012 related to its portion of obligations associated with Visa Inc. litigation matters (“Visa accrual”).

The provision for credit losses for the first nine months of 2012 of $1.4 billion was $407 million (22.0 percent) lower than the first nine months of 2011. Net charge-offs in the first nine months of 2012 were $1.6 billion, compared with $2.2 billion in the first nine months of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.8 billion in the third quarter of 2012, compared with $2.6 billion in the third quarter of 2011. Net interest income, on a taxable-equivalent basis, was $8.2 billion in the first nine months of 2012, compared with $7.7 billion in the first nine months of 2011. The increases were primarily the result of growth in both average earning assets and lower cost core deposit funding, as well as lower rates on long-term debt. Average earning assets increased $22.7 billion (7.9 percent) in the third quarter and $25.0 billion (8.9 percent) in the first nine months of 2012, compared with the same periods of 2011, driven by increases in loans and investment securities. The net interest margin in both the third quarter and first nine months of 2012 was 3.59 percent, compared with 3.65 percent and 3.67 percent in the third quarter and first nine months of 2011, respectively. The decreases in the net interest margin reflected higher average balances in lower-yielding investment securities, partially offset by lower rates on deposits and long-term debt, and the inclusion of credit card balance transfer fees in interest income beginning in the first quarter of 2012. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans for the third quarter and first nine months of 2012 were $14.8 billion (7.3 percent) and $14.2 billion (7.1 percent) higher, respectively, than the same periods of 2011, driven by growth in commercial loans, residential mortgages, credit card loans and commercial real estate loans. During the third quarter of 2012, the Company sold a $735 million branded consumer and business credit card portfolio. This sale was offset by the impact of the purchase of approximately $700 million of consumer credit card loans in the fourth quarter of 2011. The increases were partially offset by decreases in other retail loans and loans covered by loss sharing agreements with the FDIC. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $3.2 billion (20.2 percent) in the third quarter and $3.1 billion (18.5 percent) in the first nine months of 2012, compared with the same periods of 2011, respectively.

Average investment securities in the third quarter and first nine months of 2012 were $6.2 billion (9.4 percent) and $10.5 billion (16.9 percent) higher, respectively, than the same periods of 2011, primarily due to purchases of government agency mortgage-backed securities, as the Company increased its on-balance sheet liquidity in response to anticipated regulatory requirements.

Average total deposits for the third quarter and first nine months of 2012 were $23.9 billion (11.1 percent) and $23.2 billion (11.1 percent) higher, respectively, than the same periods of 2011. Average noninterest-bearing deposits for the third quarter and first nine months of 2012 were $9.5 billion (16.2 percent) and $14.9 billion (29.4 percent) higher, respectively, than the same periods of 2011, due to growth in average balances in a majority of the lines of business, including Wholesale Banking and Commercial Real Estate, Wealth Management and Securities Services, and Consumer and Small Business Banking. Average total savings deposits for the third quarter and first nine months of 2012 were $7.8 billion (6.9 percent) and $7.2 billion (6.3 percent) higher, respectively, than the same periods of 2011, primarily due to growth in Consumer and Small Business Banking and corporate trust balances, partially offset by lower government banking and broker-dealer balances. Average time certificates of deposit less than $100,000 were slightly lower in the third quarter and first nine months of 2012, compared with the same periods of 2011. Average time deposits greater than $100,000 for the third quarter and first nine months of 2012 were $7.5 billion (26.1 percent) and $1.8 billion (6.1 percent) higher, respectively, than the same periods of 2011. Time deposits greater than $100,000 are managed as an alternate to other funding sources such as wholesale borrowing, based largely on relative pricing.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2012 decreased $31 million (6.0 percent) and $407 million (22.0 percent), respectively, from the same periods of 2011. Net charge-offs decreased $131 million (19.6 percent) and $592 million (26.7 percent) in the third quarter and first nine months of 2012, respectively,

4	U. S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Credit and debit card revenue	$213	$289	(26.3)%	$650	$842	(22.8)%
Corporate payment products revenue	201	203	(1.0)	566	563	.5
Merchant processing services	345	338	2.1	1,041	977	6.6
ATM processing services	87	115	(24.3)	263	341	(22.9)
Trust and investment management fees	265	241	10.0	779	755	3.2
Deposit service charges	174	183	(4.9)	483	488	(1.0)
Treasury management fees	135	137	(1.5)	411	418	(1.7)
Commercial products revenue	225	212	6.1	652	621	5.0
Mortgage banking revenue	519	245	*	1,461	683	*
Investment products fees and commissions	38	31	22.6	111	98	13.3
Securities gains (losses), net	1	(9)	*	(18)	(22)	18.2
Other	193	186	3.8	591	565	4.6
Total noninterest income	$2,396	$2,171	10.4%	$6,990	$6,329	10.4%

*	Not meaningful.

compared with the same periods of 2011, principally due to improvement in the commercial, commercial real estate and credit card portfolios. Charge-offs for the third quarter and first nine months of 2012 included $54 million related to a regulatory clarification in the treatment of residential mortgage and other consumer loans to borrowers who have had debt discharged through bankruptcy but continue to make payments on their loans. The provision for credit losses was lower than net charge-offs by $50 million in the third quarter and $190 million in the first nine months of 2012, compared with $150 million in the third quarter and $375 million in the first nine months of 2011. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the third quarter and first nine months of 2012 were $2.4 billion and $7.0 billion, respectively, compared with $2.2 billion and $6.3 billion in the same periods of 2011. The $225 million (10.4 percent) increase during the third quarter and the $661 million (10.4 percent) increase during the first nine months of 2012, compared with the same periods of 2011, were primarily driven by strong mortgage banking revenue, principally due to higher origination and sales revenue. In addition, merchant processing services revenue and investment products fees and commissions increased, primarily due to higher transaction volumes. Trust and investment management fees increased due to improved market conditions and business expansion. Commercial products revenue was higher, principally driven by higher commercial loan fees and high-grade bond underwriting fees. The third quarter and first nine months of 2012 had favorable changes in net securities gains (losses), compared with the same periods of the prior year, primarily due to impairments recorded in 2011. Other income increased in the third quarter of 2012, compared with the same period of the prior year, reflecting the impact of the gain on the credit card portfolio sale, partially offset by the equity-method investment charge and lower retail lease residual revenue. Other income increased in the first nine months of 2012, compared with the same period of the prior year, primarily due to higher retail lease residual revenue and the gain on the credit card portfolio sale, partially offset by the FCB gain and a gain related to the Company’s investment in Visa Inc., both recorded in the first quarter of 2011, and lower equity investment income. Offsetting these positive variances were decreases in credit and debit card revenue due to lower debit card interchange fees as a result of fourth quarter of 2011 legislation (estimated impact of $82 million in the third quarter and $238 million in the first nine months of 2012), net of mitigation efforts, and the impact of the inclusion of credit card balance transfer fees in interest income beginning in the first quarter of 2012. These negative variances were partially offset by higher transaction volumes. ATM processing services revenue was also lower, due to excluding surcharge fees the Company passes through to others from revenue beginning in the first quarter of 2012, rather than reporting those amounts in occupancy expense as in previous periods.

U. S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Compensation	$1,109	$1,021	8.6%	$3,237	$2,984	8.5%
Employee benefits	225	203	10.8	714	643	11.0
Net occupancy and equipment	233	252	(7.5)	683	750	(8.9)
Professional services	144	100	44.0	364	252	44.4
Marketing and business development	96	102	(5.9)	285	257	10.9
Technology and communications	205	189	8.5	607	563	7.8
Postage, printing and supplies	75	76	(1.3)	226	226	–
Other intangibles	67	75	(10.7)	208	225	(7.6)
Other	455	458	(.7)	1,446	1,315	10.0
Total noninterest expense	$2,609	$2,476	5.4%	$7,770	$7,215	7.7%
Efficiency ratio (a)	50.4%	51.5%		51.1%	51.4%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Noninterest Expense Noninterest expense was $2.6 billion in the third quarter and $7.8 billion in the first nine months of 2012, compared with $2.5 billion and $7.2 billion in the same periods of 2011, or increases of $133 million (5.4 percent) and $555 million (7.7 percent), respectively. The increases in noninterest expense from a year ago were principally due to higher compensation expense, employee benefits expense and professional services expense. Compensation expense increased primarily as a result of growth in staffing for business initiatives and mortgage servicing-related activities, in addition to higher commissions and merit increases. Employee benefits expense increased principally due to higher pension costs and staffing levels. Professional services expense was higher, principally due to mortgage servicing review-related projects. Technology and communications expense was higher due to business expansion and technology projects. Marketing and business development expense increased in the first nine months of 2012 over the same period of the prior year due to the timing of charitable contributions and new national media promotions. Other expense increased in the first nine months of 2012, over the same period of the prior year, driven by higher mortgage servicing, regulatory and insurance-related costs and the 2012 Visa accrual, partially offset by lower FDIC assessments, and costs related to other real estate owned and investments in affordable housing and other tax-advantaged projects. These increases were partially offset by decreases in net occupancy and equipment expense, principally reflecting the change in presentation of ATM surcharge revenue passed through to others, and decreases in other intangibles expense due principally to completion of amortization of certain intangibles.

Income Tax Expense The provision for income taxes was $593 million (an effective rate of 29.3 percent) for the third quarter and $1.7 billion (an effective rate of 29.0 percent) for the first nine months of 2012, compared with $490 million (an effective rate of 28.1 percent) and $1.3 billion (an effective rate of 27.5 percent) for the same periods of 2011. The increases in the effective tax rate for the third quarter and first nine months of 2012, compared with the same periods of the prior year, principally reflected the impact of higher pretax earnings year-over-year. For further information on income taxes, refer to Note 9 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $218.2 billion at September 30, 2012, compared with $209.8 billion at December 31, 2011, an increase of $8.3 billion (4.0 percent). The increase was driven primarily by increases in commercial loans, residential mortgages and commercial real estate loans, partially offset by lower credit card, other retail and covered loans.

The $6.3 billion (11.1 percent) increase in commercial loans was driven by higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $4.8 billion (13.0 percent) at September 30, 2012, compared with December 31, 2011, reflecting origination and refinancing activity due to the low interest rate environment. Residential mortgages held in the Company’s loan portfolio are primarily well secured jumbo mortgages to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing

6	U. S. Bancorp

asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, it is transferred to loans held for sale.

Commercial real estate loans increased $962 million (2.7 percent) at September 30, 2012, compared with December 31, 2011, reflecting higher demand from new and existing customers.

Total credit card loans decreased $958 million (5.5 percent) at September 30, 2012, compared with December 31, 2011, reflecting the impact of the sale of a branded credit card portfolio during 2012 and customers paying down their balances. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $142 million (.3 percent) at September 30, 2012, compared with December 31, 2011. The decrease was primarily driven by lower home equity and second mortgages and student loan balances, partially offset by higher installment loan and retail leasing balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $9.9 billion at September 30, 2012, compared with $7.2 billion at December 31, 2011. The increase in loans held for sale was principally due to an increase in mortgage loan origination and refinancing activity due to the low interest rate environment.

Most of the residential mortgage loans the Company originates follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $74.1 billion at September 30, 2012, compared with $70.8 billion at December 31, 2011. The $3.3 billion (4.7 percent) increase primarily reflected $2.6 billion of net investment purchases and a $.5 billion favorable change in net unrealized gains (losses) on available-for-sale securities. Held-to-maturity securities were $34.5 billion at September 30, 2012, compared with $18.9 billion at December 31, 2011, due to a transfer of approximately $11.7 billion of available-for-sale investment securities to the held-to-maturity category during the first nine months of 2012, reflecting the Company’s intent to hold those securities to maturity, and growth in government agency mortgage-backed securities as the Company continued to increase its on-balance sheet liquidity in response to anticipated regulatory requirements.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2012, the Company’s net unrealized gains on available-for-sale securities were $1.1 billion, compared with $581 million at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair value of non-agency mortgage-backed and state and political securities. Gross unrealized losses on available-for-sale securities totaled $229 million at September 30, 2012, compared with $691 million at December 31, 2011.

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying assets and market conditions. At September 30, 2012, the Company had no plans to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $15 million and $36 million of impairment charges in earnings during the third quarter and first nine months of 2012, respectively, on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows primarily resulting from increases in defaults in the underlying mortgage pools. During the first nine months of 2012, the Company also recognized impairment charges of $27 million in earnings related to certain perpetual preferred securities issued by financial institutions, following the downgrades of money center banks by a rating agency. The unrealized loss on perpetual preferred securities in a loss position at September 30, 2012, was $19 million. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 2 and 11 in the Notes to Consolidated Financial Statements for further information on investment securities.

U. S. Bancorp	7

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2012 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$72	$73	.5	2.57%	$50	$50	.3	.61%
Maturing after one year through five years	497	501	1.3	.84	2,447	2,473	1.4	1.00
Maturing after five years through ten years	149	158	7.5	3.11	–	–	–	–
Maturing after ten years	10	11	10.9	2.89	60	60	12.4	1.96
Total	$728	$743	2.6	1.51%	$2,557	$2,583	1.7	1.01%
Mortgage-Backed Securities (a)
Maturing in one year or less	$3,312	$3,315	.6	1.58%	$395	$396	.7	1.52%
Maturing after one year through five years	23,074	23,876	3.0	2.46	30,583	31,260	3.1	2.17
Maturing after five years through ten years	3,074	3,045	6.4	2.26	740	758	7.4	1.50
Maturing after ten years	294	299	12.5	1.49	59	60	10.4	1.22
Total	$29,754	$30,535	3.2	2.34%	$31,777	$32,474	3.2	2.14%
Asset-Backed Securities (a)
Maturing in one year or less	$8	$9	–	.24%	$–	$4	.5	1.22%
Maturing after one year through five years	36	46	3.2	6.36	11	9	3.5	.65
Maturing after five years through ten years	574	585	7.6	2.48	8	9	6.6	.73
Maturing after ten years	–	–	18.8	5.88	9	18	22.6	.86
Total	$618	$640	7.3	2.68%	$28	$40	10.5	.75%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$81	$82	.1	2.65%	$–	$–	.7	8.16%
Maturing after one year through five years	5,226	5,550	3.8	6.79	6	6	3.2	7.31
Maturing after five years through ten years	765	812	7.1	6.20	1	2	7.9	7.79
Maturing after ten years	13	13	17.2	15.83	14	14	14.6	5.42
Total	$6,085	$6,457	4.2	6.68%	$21	$22	10.9	6.13%
Other Debt Securities
Maturing in one year or less	$6	$6	.2	1.00%	$3	$2	.5	1.14%
Maturing after one year through five years	–	–	–	–	94	91	3.5	1.30
Maturing after five years through ten years	–	–	–	–	29	14	8.1	1.18
Maturing after ten years	813	709	25.3	3.21	–	–	–	–
Total	$819	$715	25.1	3.19%	$126	$107	4.4	1.27%
Other Investments	$516	$546	15.8	2.97%	$–	$–	–	–%
Total investment securities (d)	$38,520	$39,636	4.0	3.04%	$34,509	$35,226	3.1	2.06%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.2 years at December 31, 2011, with a corresponding weighted-average yield of 3.19 percent. The weighted-average maturity of the held-to-maturity investment securities was 3.9 years at December 31, 2011, with a corresponding weighted-average yield of 2.21 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2012		December 31, 2011
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$3,285	4.5%	$3,605	5.1%
Mortgage-backed securities	61,531	84.2	57,561	82.0
Asset-backed securities	646	.9	949	1.4
Obligations of state and political subdivisions	6,106	8.4	6,417	9.1
Other debt securities and investments	1,461	2.0	1,701	2.4
Total investment securities	$73,029	100.0%	$70,233	100.0%

8	U. S. Bancorp

Deposits Total deposits were $244.2 billion at September 30, 2012, compared with $230.9 billion at December 31, 2011, the result of increases in noninterest-bearing deposits, money market deposits, savings accounts and time deposits greater than $100,000, partially offset by decreases in interest checking deposits and time certificates less than $100,000. Time deposits greater than $100,000 increased $7.1 billion (25.8 percent) at September 30, 2012, compared with December 31, 2011. Time deposits greater than $100,000 are managed as an alternate to other funding sources such as wholesale borrowing, based largely on relative pricing. Noninterest-bearing deposits increased $4.4 billion (6.4 percent), primarily due to higher Consumer and Small Business Banking balances. Money market balances increased $2.4 billion (5.2 percent) primarily due to higher balances in Wholesale Banking and Commercial Real Estate. Savings account balances increased $1.9 billion (6.6 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking that includes multiple bank products in a package. Interest checking balances decreased $1.7 billion (3.6 percent) primarily due to lower Wholesale Banking and Commercial Real Estate and broker-dealer balances, partially offset by higher Consumer and Small Business Banking balances. Time certificates less than

$100,000 decreased $763 million (5.1 percent), reflecting lower Consumer and Small Business Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $27.9 billion at September 30, 2012, compared with $30.5 billion at December 31, 2011. The $2.6 billion (8.6 percent) decrease in short-term borrowings was primarily in repurchase agreements, partially offset by higher commercial paper balances. Long-term debt was $26.3 billion at September 30, 2012, compared with $32.0 billion at December 31, 2011. The $5.7 billion (17.8 percent) decrease was primarily due to $3.8 billion of medium-term note repayments and maturities, $2.7 billion of redemptions of junior subordinated debentures and a $3.5 billion decrease in Federal Home Loan Bank advances, partially offset by issuances of $1.3 billion of subordinated debt and $2.3 billion of medium-term notes, and a $.8 billion increase in long-term debt related to certain consolidated variable interest entities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

U. S. Bancorp	9

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s most prominent risk exposures are credit, residual value, operational, interest rate, market, liquidity and reputation risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, processing errors, technology, breaches of internal controls and in data security, and business continuation and disaster recovery. Operational risk also includes legal and compliance risks, including risks arising from the failure to adhere to laws, rules, regulations and internal policies and procedures. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, certain mortgage loans held for sale, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. Further, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of these factors.

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

10	U. S. Bancorp

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. At September 30, 2012, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, indirect lending, portfolio acquisitions, correspondent banks and loan brokers, which the Company refers to as consumer finance. Generally, the consumer finance loans exhibit higher credit risk characteristics, but have pricing commensurate with the differing risk profile. The Company may either retain the loans on its balance sheet or sell its interest in the balances into the secondary market while retaining the servicing rights and customer relationships. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

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

U. S. Bancorp	11

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by origination channel and type at September 30, 2012:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Consumer Finance
Less than or equal to 80%	$849	$6,938	$7,787	57.1%
Over 80 % through 90%	223	2,337	2,560	18.7
Over 90 % through 100%	183	917	1,100	8.1
Over 100%	483	1,714	2,197	16.1
No LTV available	–	1	1	–
Total	$1,738	$11,907	$13,645	100.0%
Other
Less than or equal to 80%	$1,081	$18,057	$19,138	67.7%
Over 80 % through 90%	276	1,280	1,556	5.5
Over 90 % through 100%	221	833	1,054	3.7
Over 100%	410	925	1,335	4.7
No LTV available	–	95	95	.4
Loans purchased from GNMA mortgage pools (a)	–	5,079	5,079	18.0
Total	$1,988	$26,269	$28,257	100.0%
Total Company
Less than or equal to 80%	$1,930	$24,995	$26,925	64.3%
Over 80 % through 90%	499	3,617	4,116	9.8
Over 90 % through 100%	404	1,750	2,154	5.2
Over 100%	893	2,639	3,532	8.4
No LTV available	–	96	96	.2
Loans purchased from GNMA mortgage pools (a)	–	5,079	5,079	12.1
Total	$3,726	$38,176	$41,902	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Consumer Finance
Less than or equal to 80%	$851	$67	$918	41.4%
Over 80 % through 90%	306	48	354	15.9
Over 90 % through 100%	198	70	268	12.1
Over 100%	423	251	674	30.4
No LTV/CLTV available	3	1	4	.2
Total	$1,781	$437	$2,218	100.0%
Other
Less than or equal to 80%	$7,613	$606	$8,219	55.1%
Over 80 % through 90%	2,191	249	2,440	16.4
Over 90 % through 100%	1,338	206	1,544	10.4
Over 100%	1,986	378	2,364	15.9
No LTV/CLTV available	307	27	334	2.2
Total	$13,435	$1,466	$14,901	100.0%
Total Company
Less than or equal to 80%	$8,464	$673	$9,137	53.4%
Over 80 % through 90%	2,497	297	2,794	16.3
Over 90 % through 100%	1,536	276	1,812	10.6
Over 100%	2,409	629	3,038	17.7
No LTV/CLTV available	310	28	338	2.0
Total	$15,216	$1,903	$17,119	100.0%

Within the consumer finance loans, at September 30, 2012, approximately $1.7 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.9 billion at December 31, 2011. In addition to residential mortgages, at September 30, 2012, $.4 billion of the consumer finance home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $.5 billion at December 31, 2011. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .6 percent of total assets at September 30, 2012, compared with .7 percent at December 31, 2011. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during the periods from June 2009 to September 2012 are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

The following table provides further information on the LTVs of residential mortgages, specifically for the consumer finance loans, at September 30, 2012:

(Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Sub-Prime Borrowers
Less than or equal to 80%	$2	$607	$609	4.5%
Over 80% through 90%	2	241	243	1.7
Over 90% through 100%	3	262	265	2.0
Over 100%	7	554	561	4.1
Total	$14	$1,664	$1,678	12.3%
Other Borrowers
Less than or equal to 80%	$847	$6,331	$7,178	52.6%
Over 80% through 90%	221	2,096	2,317	17.0
Over 90% through 100%	180	655	835	6.1
Over 100%	476	1,160	1,636	12.0
No LTV available	–	1	1	–
Total	$1,724	$10,243	$11,967	87.7%
Total Consumer Finance	$1,738	$11,907	$13,645	100.0%

12	U. S. Bancorp

The following table provides further information on the LTVs of home equity and second mortgages, specifically for the consumer finance loans at September 30, 2012:

(Dollars in Millions)	Lines	Loans	Total	Percent of Total
Sub-Prime Borrowers
Less than or equal to 80%	$43	$34	$77	3.5%
Over 80% through 90%	19	25	44	1.9
Over 90% through 100%	17	45	62	2.8
Over 100%	42	162	204	9.2
No LTV/CLTV available	–	1	1	.1
Total	$121	$267	$388	17.5%
Other Borrowers
Less than or equal to 80%	$808	$33	$841	37.9%
Over 80% through 90%	287	23	310	14.0
Over 90% through 100%	181	25	206	9.3
Over 100%	381	89	470	21.2
No LTV/CLTV available	3	–	3	.1
Total	$1,660	$170	$1,830	82.5%
Total Consumer Finance	$1,781	$437	$2,218	100.0%

Covered loans included $1.3 billion in loans with negative-amortization payment options at September 30, 2012, compared with $1.5 billion at December 31, 2011. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $17.1 billion at September 30, 2012, compared with $18.1 billion at December 31, 2011, and included $5.0 billion of home equity lines in a first lien position and $12.1 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2012, included approximately $3.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $8.4 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien, information it received from its primary regulator on loans serviced by other large servicers or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2012:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,715	$8,349	$12,064
Percent 30–89 days past due	1.03%	1.34%	1.25%
Percent 90 days or more past due	.33%	.29%	.30%
Weighted-average CLTV	90%	89%	89%
Weighted-average credit score	749	746	747

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U. S. Bancorp	13

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2012	December 31, 2011
Commercial
Commercial	.07%	.09%
Lease financing	.02	–
Total commercial	.06	.08
Commercial Real Estate
Commercial mortgages	.02	.02
Construction and development	.10	.13
Total commercial real estate	.03	.04
Residential Mortgages (a)	.72	.98
Credit Card	1.18	1.36
Other Retail
Retail leasing	.02	.02
Other	.23	.43
Total other retail (b)	.20	.38
Total loans, excluding covered loans	.31	.43
Covered Loans	5.61	6.15
Total loans	.61%	.84%

90 days or more past due including nonperforming loans	September 30, 2012	December 31, 2011
Commercial	.31%	.63%
Commercial real estate	1.75	2.55
Residential mortgages (a)	2.52	2.73
Credit card	2.18	2.65
Other retail (b)	.64	.52
Total loans, excluding covered loans	1.24	1.54
Covered loans	9.30	12.42
Total loans	1.69%	2.30%

(a)	Delinquent loan ratios exclude $3.0 billion at September 30, 2012, and $2.6 billion at December 31, 2011, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.64 percent at September 30, 2012, and 9.84 percent at December 31, 2011.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was 1.09 percent at September 30, 2012, and .99 percent at December 31, 2011.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.3 billion ($644 million excluding covered loans) at September 30, 2012, compared with $1.8 billion ($843 million excluding covered loans) at December 31, 2011. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The $199 million (23.6 percent) decrease, excluding covered loans, reflected improvement in residential mortgages, credit card and other retail loan portfolios during the first nine months of 2012. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .61 percent (.31 percent excluding covered loans) at September 30, 2012, compared with ..84 percent (.43 percent excluding covered loans) at December 31, 2011.

14	U. S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Residential Mortgages (a)
30-89 days	$393	$404	.93%	1.09%
90 days or more	301	364	.72	.98
Nonperforming	757	650	1.81	1.75
Total	$1,451	$1,418	3.46%	3.82%
Credit Card
30-89 days	$230	$238	1.41%	1.37%
90 days or more	194	236	1.18	1.36
Nonperforming	163	224	.99	1.29
Total	$587	$698	3.58%	4.02%
Other Retail
Retail Leasing
30-89 days	$9	$10	.17%	.19%
90 days or more	1	1	.02	.02
Nonperforming	1	–	.02	–
Total	$11	$11	.21%	.21%
Home Equity and Second Mortgages
30-89 days	$140	$162	.81%	.90%
90 days or more	54	133	.32	.73
Nonperforming	179	40	1.05	.22
Total	$373	$335	2.18%	1.85%
Other (b)
30-89 days	$151	$168	.59%	.68%
90 days or more	42	50	.16	.20
Nonperforming	30	27	.12	.11
Total	$223	$245	.87%	.99%

(a)	Excludes $3.0 billion and $2.6 billion at September 30, 2012, and December 31, 2011, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides information on delinquent and nonperforming consumer lending segment loans as a percent of ending loan balances, by channel:

	Consumer Finance		Other Consumer Lending
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Residential Mortgages (a)
30-89 days	1.83%	1.87%	.51%	.67%
90 days or more	1.19	1.71	.49	.59
Nonperforming	3.10	2.50	1.18	1.35
Total	6.12%	6.08%	2.18%	2.61%
Credit Card
30-89 days	–%	–%	1.41%	1.37%
90 days or more	–	–	1.18	1.36
Nonperforming	–	–	.99	1.29
Total	–%	–%	3.58%	4.02%
Other Retail
Retail Leasing
30-89 days	–%	–%	.17%	.19%
90 days or more	–	–	.02	.02
Nonperforming	–	–	.02	–
Total	–%	–%	.21%	.21%
Home Equity and Second Mortgages
30-89 days	1.98%	2.01%	.64%	.73%
90 days or more	.59	1.42	.28	.63
Nonperforming	2.03	.21	.90	.22
Total	4.60%	3.64%	1.82%	1.58%
Other (b)
30-89 days	6.27%	4.92%	.52%	.60%
90 days or more	1.25	.90	.15	.19
Nonperforming	–	–	.12	.11
Total	7.52%	5.82%	.79%	.90%

(a)	Excludes loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

U. S. Bancorp	15

Within the consumer finance loans at September 30, 2012, approximately $353 million of the delinquent residential mortgages and $64 million of the delinquent home equity and other retail loans were to customers defined as sub-prime, compared with $363 million and $63 million, respectively, at December 31, 2011.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
30-89 days	$269	$362	2.22%	2.45%
90 days or more	682	910	5.61	6.15
Nonperforming	449	926	3.69	6.26
Total	$1,400	$2,198	11.52%	14.86%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

In accordance with regulatory guidance, the Company considers secured consumer loans that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt to be TDRs. If the loan amount exceeds the collateral value, the loan is charged down to collateral value and the remaining amount reported as nonperforming.

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

16	U. S. Bancorp

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2012 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$230	4.3%	1.5%	$76	(a)	$306
Commercial real estate	583	.8	–	222	(b)	805
Residential mortgages	2,076	6.8	5.1	326		2,402	(d)
Credit card	300	10.4	6.8	162	(c)	462
Other retail	198	8.4	3.6	71	(c)	269	(e)
TDRs, excluding GNMA and covered loans	3,387	6.0	4.0	857		4,244
Loans purchased from GNMA mortgage pools	1,631	9.9	48.1	–		1,631	(f)
Covered loans	371	3.6	10.6	121		492
Total	$5,389	7.0%	17.8%	$978		$6,367

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $205 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $64 million in trial period arrangements.
(e)	Includes $81 million of home equity and second mortgage loans to borrowers that have had debt discharged through bankruptcy and $2 million in trial period arrangements.
(f)	Includes $153 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $326 million in trial period arrangements.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at September 30, 2012.

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

At September 30, 2012, total nonperforming assets were $2.8 billion, compared with $3.8 billion at December 31, 2011. Excluding covered assets, nonperforming assets were $2.2 billion at September 30, 2012, compared with $2.6 billion at December 31, 2011. The $386 million (15.0 percent) decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in nonperforming construction and development loans, as the Company continued to reduce exposure to these problem assets, as well as improvement in other commercial loan portfolios, partially offset by increases in nonperforming residential mortgages and other retail loans. These increases were principally the result of approximately $109 million of loans placed on nonaccrual status due to regulatory clarification in the treatment of residential mortgage and other consumer loans to borrowers who have had debt discharged through bankruptcy but continue to make payments on their loans, and the inclusion, beginning in the second quarter of 2012, of junior lien loans and lines greater than 120 days past due, as well as junior lien loans and lines behind a first lien greater than 180 days past due or on nonaccrual status, as nonperforming loans. These changes did not have a material impact on the Company’s allowance for credit losses. Nonperforming covered assets at September 30, 2012, were $647 million, compared with $1.2 billion at December 31, 2011. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was 1.30 percent (1.06 percent excluding covered assets) at September 30, 2012, compared with 1.79 percent (1.32 percent excluding covered assets) at December 31, 2011. The Company expects total nonperforming assets to trend lower in the fourth quarter of 2012.

Other real estate owned, excluding covered assets, was $259 million at September 30, 2012, compared with $404 million at December 31, 2011, and was related to foreclosed properties that previously secured loan balances.

U. S. Bancorp	17

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2012	December 31, 2011
Commercial
Commercial	$133	$280
Lease financing	19	32
Total commercial	152	312
Commercial Real Estate
Commercial mortgages	392	354
Construction and development	239	545
Total commercial real estate	631	899
Residential Mortgages (b)	757	650
Credit Card	163	224
Other Retail
Retail leasing	1	—
Other	209	67
Total other retail	210	67
Total nonperforming loans, excluding covered loans	1,913	2,152
Covered Loans	449	926
Total nonperforming loans	2,362	3,078
Other Real Estate (c)(d)	259	404
Covered Other Real Estate (d)	198	274
Other Assets	16	18
Total nonperforming assets	$2,835	$3,774
Total nonperforming assets, excluding covered assets	$2,188	$2,574
Excluding covered assets:
Accruing loans 90 days or more past due (b)	$644	$843
Nonperforming loans to total loans	.93%	1.10%
Nonperforming assets to total loans plus other real estate (c)	1.06%	1.32%
Including covered assets:
Accruing loans 90 days or more past due (b)	$1,326	$1,753
Nonperforming loans to total loans	1.08%	1.47%
Nonperforming assets to total loans plus other real estate (c)	1.30%	1.79%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages (f)	Covered Assets	Total
Balance December 31, 2011	$1,475	$1,099	$1,200	$3,774
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	710	898	209	1,817
Advances on loans	36	–	–	36
Total additions	746	898	209	1,853
Reductions in nonperforming assets
Paydowns, payoffs	(609)	(242)	(529)	(1,380)
Net sales	(229)	(111)	(189)	(529)
Return to performing status	(38)	(90)	(35)	(163)
Charge-offs (e)	(414)	(297)	(9)	(720)
Total reductions	(1,290)	(740)	(762)	(2,792)
Net additions to (reductions in) nonperforming assets	(544)	158	(553)	(939)
Balance September 30, 2012	$931	$1,257	$647	$2,835

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.0 billion and $2.6 billion at September 30, 2012, and December 31, 2011, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $596 million and $692 million at September 30, 2012, and December 31, 2011, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(f)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

18	U. S. Bancorp

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Residential
Minnesota	$13	$22	.22%	.39%
Illinois	12	10	.35	.31
Missouri	8	7	.29	.26
California	7	16	.08	.22
Wisconsin	5	6	.23	.29
All other states	74	90	.20	.26
Total residential	119	151	.20	.27
Commercial
California	25	26	.16	.18
Nevada	21	44	1.70	3.13
Ohio	13	18	.27	.38
Missouri	12	5	.28	.12
Arizona	10	16	.84	1.41
All other states	59	144	.08	.22
Total commercial	140	253	.14	.27
Total	$259	$404	.13%	.21%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $538 million for the third quarter and $1.6 billion for the first nine months of 2012, compared with $669 million and $2.2 billion for the same periods of 2011. Net charge-offs for the third quarter and first nine months of 2012, included $54 million of incremental charge-offs due to clarification of the regulatory guidance related to residential mortgage and other consumer loans to borrowers who have had debt discharged through bankruptcy but continue to make payments on their loans. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2012 was .99 percent and 1.02 percent, respectively, compared with 1.31 percent and 1.49 percent for the same periods of 2011. The year-over-year decreases in total net charge-offs were due to improvement in most loan portfolios, as economic conditions continue to slowly improve. Given current economic conditions, the Company expects the level of net charge-offs to be lower in the fourth quarter of 2012.

Commercial and commercial real estate loan net charge-offs for the third quarter of 2012 were $91 million (.37 percent of average loans outstanding on an annualized basis), compared with $224 million (1.01 percent of average loans outstanding on an annualized basis) for the third quarter of 2011. Commercial and commercial real estate loan net charge-offs for the first nine months of 2012 were $372 million (.52 percent of average loans outstanding on an annualized basis), compared with $748 million (1.17 percent of average loans outstanding on an annualized basis) for the first nine months of 2011. The decreases reflected the impact of efforts to resolve and reduce exposure to problem assets in the Company’s commercial real estate portfolios and improvement in the other commercial portfolios due to the stabilizing economy.

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial
Commercial	.41%	.77%	.48%	.90%
Lease financing	.50	.61	.71	.81
Total commercial	.42	.75	.50	.89
Commercial Real Estate
Commercial mortgages	.26	.93	.45	.81
Construction and development	.33	3.43	1.05	4.60
Total commercial real estate	.27	1.39	.55	1.56
Residential Mortgages	1.17	1.42	1.16	1.51
Credit Card (a)	4.01	4.40	4.05	5.35
Other Retail
Retail leasing	–	(.08)	.03	–
Home equity and second mortgages	2.04	1.59	1.71	1.66
Other	1.06	1.11	.95	1.20
Total other retail	1.30	1.16	1.13	1.25
Total loans, excluding covered loans	1.04	1.42	1.09	1.62
Covered Loans	.06	.08	.03	.08
Total loans	.99%	1.31%	1.02%	1.49%

(a)	Net charge-off as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.17 percent and 4.54 percent for the three months ended September 30, 2012 and 2011, respectively, and 4.21 percent and 5.53 percent for the nine months ended September 30, 2012 and 2011, respectively.

U. S. Bancorp	19

Residential mortgage loan net charge-offs for the third quarter of 2012 were $121 million (1.17 percent of average loans outstanding on an annualized basis), compared with $122 million (1.42 percent of average loans outstanding on an annualized basis) for the third quarter of 2011. Third quarter 2012 residential mortgage loan net charge-offs included $22 million of incremental charge-offs related to regulatory clarification on bankruptcy loans. Residential mortgage loan net charge-offs for the first nine months of 2012 were $342 million (1.16 percent of average loans outstanding on an annualized basis), compared with $370 million (1.51 percent of average loans outstanding on an annualized basis) for the first nine months of 2011. Credit card loan net charge-offs for the third quarter of 2012 were $167 million (4.01 percent of average loans outstanding on an annualized basis), compared with $178 million (4.40 percent of average loans outstanding on an annualized basis) for the third quarter of 2011. Credit card loan net charge-offs for the first nine months of 2012 were $506 million (4.05 percent of average loans outstanding on an annualized basis), compared with $641 million (5.35 percent of average loans outstanding on an annualized basis) for the first nine months of 2011. Other retail loan net charge-offs for the third quarter of 2012 were $157 million (1.30 percent of average loans outstanding on an annualized basis), compared with $142 million (1.16 percent of average loans outstanding on an annualized basis) for the third quarter of 2011. Third quarter other retail loan net charge-offs included $32 million of incremental charge-offs related to regulatory clarification on bankruptcy loans. Other retail loan net charge-offs for the first nine months of 2012 were $406 million (1.13 percent of average loans outstanding on an annualized basis), compared with $452 million (1.25 percent of average loans outstanding on an annualized basis) for the first nine months of 2011. Total residential mortgage, credit card and other retail loan net charge-offs for the third quarter and first nine months of 2012, increased $3 million (.7 percent) and decreased $209 million (14.3 percent), respectively, compared with the same periods of 2011, reflecting the current year incremental charge-offs in the residential mortgages and other retail portfolios related to regulatory clarification on bankruptcy loans, offset by the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding by channel:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer Finance
Residential mortgages	$13,527	$12,397	2.71%	2.59%	$13,303	$12,127	2.49%	2.87%
Home equity and second mortgages	2,250	2,442	5.48	3.57	2,304	2,476	4.35	4.32
Other	333	501	4.78	3.96	376	536	3.91	2.99
Other Consumer Lending
Residential mortgages	$27,442	$21,629	.42%	.75%	$26,025	$20,727	.48%	.71%
Home equity and second mortgages	15,079	16,068	1.53	1.28	15,315	16,172	1.32	1.25
Other	25,073	24,272	1.02	1.05	24,778	24,118	.91	1.16
Total Company
Residential mortgages	$40,969	$34,026	1.17%	1.42%	$39,328	$32,854	1.16%	1.51%
Home equity and second mortgages	17,329	18,510	2.04	1.59	17,619	18,648	1.71	1.66
Other (a)	25,406	24,773	1.06	1.11	25,154	24,654	.95	1.20

(a)	Includes revolving credit, installment, automobile and student loans

The following table provides further information on net charge-offs as a percent of average loans outstanding for the consumer finance loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Residential mortgages
Sub-prime borrowers	$1,699	$1,940	7.49%	6.14%	$1,757	$2,009	6.61%	6.12%
Other borrowers	11,828	10,457	2.02	1.93	11,546	10,118	1.86	2.22
Total	$13,527	$12,397	2.71%	2.59%	$13,303	$12,127	2.49%	2.87%
Home equity and second mortgages
Sub-prime borrowers	$398	$480	11.00%	8.27%	$417	$503	8.65%	9.30%
Other borrowers	1,852	1,962	4.30	2.43	1,887	1,973	3.40	3.05
Total	$2,250	$2,442	5.48%	3.57%	$2,304	$2,476	4.35%	4.32%

20	U. S. Bancorp

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

The allowance recorded for purchased impaired and TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and historical losses, adjusted for current trends. Credit card and other retail loans 90 days or more past due are generally not placed on nonaccrual status because of the relatively short period of time to charge-off and, therefore, are excluded from nonperforming loans and measures that include nonperforming loans as part of the calculation.

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2012, the Company serviced the first lien on 31 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $541 million or 3.2 percent of the total home equity portfolio at September 30, 2012, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company or can be identified in credit bureau data to establish loss estimates for junior lien loans and lines the Company services when they are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.5 percent for the twelve months ended September 30, 2012), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In periods of economic stress such as the current environment, the Company has experienced loss severity rates in excess of 90 percent for junior liens that default. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

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

U. S. Bancorp	21

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

Subsequent to the purchase date, the expected cash flows of purchased loans are subject to evaluation. Decreases in the present value of expected cash flows are recognized by recording an allowance for credit losses with the related provision for credit losses reduced for the amount reimbursable by the FDIC, where applicable. If the expected cash flows on the purchased loans increase such that a previously recorded impairment allowance can be reversed, the Company records a reduction in the allowance with a related reduction in losses reimbursable by the FDIC, where applicable. Increases in expected cash flows of purchased loans and decreases in expected cash flows of the FDIC indemnification assets, when there are no previous impairment allowances, are considered together and recognized over the remaining life of the loans. Refer to Note 3 for further information.

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

At September 30, 2012, the allowance for credit losses was $4.8 billion (2.19 percent of total loans and 2.26 percent of loans excluding covered loans),

compared with an allowance of $5.0 billion (2.39 percent of total loans and 2.52 percent of loans excluding covered loans) at December 31, 2011. The ratio of the allowance for credit losses to nonperforming loans was 202 percent (244 percent excluding covered loans) at September 30, 2012, compared with 163 percent (228 percent excluding covered loans) at December 31, 2011. The ratio of the allowance for credit losses to annualized loan net charge-offs was 223 percent at September 30, 2012, compared with 176 percent of full year 2011 net charge-offs at December 31, 2011, as net charge-offs continue to decline due to stabilizing economic conditions.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2012, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2011. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Risk Management Committee of the Company’s Board of Directors provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Management Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. An operational risk that has been recently increasing for large financial institutions is information technology risk such as instances of cyber attacks or security breaches of the networks, systems or devices that the Company’s customers use to access the Company’s products and services. In addition, enterprise risk management is responsible for establishing a culture of compliance and compliance program standards and policies, and performing risk assessments on the business lines’ adherence to laws, rules, regulations and internal policies and procedures. The Consumer Financial

22	U. S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$4,864	$5,308	$5,014	$5,531
Charge-Offs
Commercial
Commercial	75	108	243	348
Lease financing	15	18	53	64
Total commercial	90	126	296	412
Commercial real estate
Commercial mortgages	33	70	123	185
Construction and development	14	61	83	261
Total commercial real estate	47	131	206	446
Residential mortgages	127	124	357	380
Credit card	186	203	585	712
Other retail
Retail leasing	3	2	7	8
Home equity and second mortgages	96	78	245	245
Other	88	95	251	298
Total other retail	187	175	503	551
Covered loans (a)	2	3	4	10
Total charge-offs	639	762	1,951	2,511
Recoveries
Commercial
Commercial	16	18	50	50
Lease financing	8	9	23	28
Total commercial	24	27	73	78
Commercial real estate
Commercial mortgages	13	2	21	13
Construction and development	9	4	36	19
Total commercial real estate	22	6	57	32
Residential mortgages	6	2	15	10
Credit card	19	25	79	71
Other retail
Retail leasing	3	3	6	8
Home equity and second mortgages	7	4	19	14
Other	20	26	72	77
Total other retail	30	33	97	99
Covered loans (a)	–	–	1	–
Total recoveries	101	93	322	290
Net Charge-Offs
Commercial
Commercial	59	90	193	298
Lease financing	7	9	30	36
Total commercial	66	99	223	334
Commercial real estate
Commercial mortgages	20	68	102	172
Construction and development	5	57	47	242
Total commercial real estate	25	125	149	414
Residential mortgages	121	122	342	370
Credit card	167	178	506	641
Other retail
Retail leasing	–	(1)	1	–
Home equity and second mortgages	89	74	226	231
Other	68	69	179	221
Total other retail	157	142	406	452
Covered loans (a)	2	3	3	10
Total net charge-offs	538	669	1,629	2,221
Provision for credit losses	488	519	1,439	1,846
Net change for credit losses to be reimbursed by the FDIC	(10)	32	(20)	34
Other changes	(33)	–	(33)	–
Balance at end of period	$4,771	$5,190	$4,771	$5,190
Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$4,426	$4,823
Allowance for credit losses to be reimbursed by the FDIC	55	127
Liability for unfunded credit commitments	290	240
Total allowance for credit losses	$4,771	$5,190
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	2.26%	2.66%
Nonperforming loans, excluding covered loans	244	196
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	182	149
Nonperforming assets, excluding covered assets	213	166
Annualized net charge-offs, excluding covered loans	219	190
Period-end loans	2.19%	2.53%
Nonperforming loans	202	145
Nonperforming and accruing loans 90 days or more past due	129	100
Nonperforming assets	168	120
Annualized net charge-offs	223	196

Note:	At September 30, 2012 and 2011, $1.8 billion and $1.9 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.
(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

U. S. Bancorp	23

Protection Bureau has increasingly become active in its oversight of business practices relating to various consumer financial products, increasing enforcement risk in this area and resulting in fines and penalties against certain of the Company’s competitors. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table on the following page summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2012, and December 31, 2011, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 2.6 percent decrease in the market value of equity at September 30, 2012, compared with a 2.0 percent decrease at December 31, 2011. A 200 bps decrease, where possible given current rates, would have resulted in a 5.6 percent decrease in the market value of equity at September 30, 2012, compared with a 6.4 percent decrease at December 31, 2011. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on market value of equity modeling.

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

24	U. S. Bancorp

Sensitivity of Net Interest Income

	September 30, 2012				December 31, 2011
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.54%	*	2.06%	*	1.57%	*	1.92%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2012, the Company had $20.4 billion of forward commitments to sell, hedging $9.8 billion of mortgage loans held for sale and $17.3 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

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

The average, high and low VaR amounts for the Company’s trading positions for the nine months ended September 30, 2012, were $2 million, $3 million and $1 million, respectively, compared with $2 million, $4 million and $1 million, respectively, for the nine months ended September 30, 2011.

The Company also measures the market risk of its hedging activities related to MSRs and residential mortgage loans held for sale using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets

U. S. Bancorp	25

and hedges. A three-year look-back period is used to obtain past market data. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. The average, high and low VaR amounts for the MSRs and related hedges for the nine months ended September 30, 2012, were $4 million, $8 million and $2 million, respectively, compared with $8 million, $14 million and $3 million, respectively, for the nine months ended September 30, 2011. The average, high and low VaR amounts for residential mortgage loans held for sale and related hedges for the nine months ended September 30, 2012, were $2 million, $7 million and $1 million, respectively, compared with $3 million, $7 million and $2 million, respectively, for the nine months ended September 30, 2011.

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

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Discount Window. At September 30, 2012, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $57.3 billion, compared with $48.7 billion at December 31,

2011. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2012, the Company could have borrowed an additional $66.0 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $244.2 billion at September 30, 2012, compared with $230.9 billion at December 31, 2011, reflecting organic growth in core deposits and acquired balances. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $26.3 billion at September 30, 2012, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $27.9 billion at September 30, 2012, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At September 30, 2012, parent company long-term debt outstanding was $12.8 billion, compared with $14.6 billion at December 31, 2011. The $1.8 billion decrease was primarily due to $2.7 billion of medium-term note maturities and $2.7 billion of redemptions of junior subordinated debentures, partially offset by issuances of $1.3 billion of subordinated debt and $2.3 billion of medium-term notes. As of September 30, 2012, there was no parent company debt scheduled to mature in the remainder of 2012.

26	U. S. Bancorp

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $8.3 billion at September 30, 2012.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At September 30, 2012, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $99 million and unrealized losses totaling $10 million, compared with an amortized cost totaling $169 million and unrealized losses totaling $48 million, at December 31, 2011. The Company also transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities, however none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivative transactions are subject to master netting and collateral support agreements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At September 30, 2012, the Company was in a net payable position to each of these European banks.

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

The Company provides merchant processing and corporate trust services in Europe and through banking affiliations in Europe. Operating cash for these businesses are deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2012, the Company had an aggregate amount on deposit with European banks of approximately $400 million.

The money market funds managed by an affiliate of the Company do not have any investments in European sovereign debt. Other than investments in banks in the countries of Sweden, Switzerland, Norway, the Netherlands and the United Kingdom, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. These requirements follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). Table 9 provides a summary of regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, as of September 30, 2012, and December 31, 2011. All regulatory ratios exceeded regulatory “well-capitalized” requirements. In 2010, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, proposed to enhance international capital standards. In June 2012, U.S. banking regulators proposed regulatory enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III and the Dodd-Frank Act, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the rules for calculating

U. S. Bancorp	27

risk-weighted assets and introducing a new Tier 1 common equity ratio. The Company continues to evaluate these proposals, but does not expect their impact to be material to the financial statements.

Total U.S. Bancorp shareholders’ equity was $38.7 billion at September 30, 2012, compared with $34.0 billion at December 31, 2011. The increase was primarily the result of corporate earnings, the issuance of $2.2 billion of non-cumulative perpetual preferred stock to replace certain junior subordinated debentures, due to proposed rule changes for securities that qualify as Tier 1 capital, and changes in unrealized gains and losses on investment securities included in other comprehensive income, partially offset by dividends and common share repurchases. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for further discussion on capital management.

The Company believes certain capital ratios in addition to regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 9.0 percent and 8.8 percent, respectively, at September 30, 2012, compared with 8.6 percent and 8.1 percent, respectively, at December 31, 2011. The Company’s tangible common equity divided by tangible assets was 7.2 percent at September 30, 2012, compared with 6.6 percent at December 31, 2011. Additionally, the Company’s approximate Tier 1 common equity to risk-weighted assets ratio using proposed rules for the Basel III standardized approach released June 2012, was 8.2 percent at September 30, 2012. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 13, 2012, the Company increased its dividend rate per common share by 56 percent, from $.125 per quarter to $.195 per quarter.

On March 13, 2012, the Company announced its Board of Directors had approved an authorization to repurchase 100 million shares of common stock through March 31, 2013. All shares repurchased during the third quarter of 2012 were repurchased under this authorization.

The following table provides a detailed analysis of all shares repurchased by the Company during the third quarter of 2012:

Time Period	Total Number of Shares Purchased as Part of the Program	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	9,243	$33.17	84,005,493
August	3,625,978	33.36	80,379,515
September	13,487,082	34.07	66,892,433
Total	17,122,303	$33.92	66,892,433

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

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2012	December 31, 2011
Tier 1 capital	$30,766	$29,173
As a percent of risk-weighted assets	10.9%	10.8%
As a percent of adjusted quarterly average assets (leverage ratio)	9.2%	9.1%
Total risk-based capital	$37,559	$36,067
As a percent of risk-weighted assets	13.3%	13.3%

28	U. S. Bancorp

changes were made and, accordingly, 2011 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, foreign exchange, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution and public sector clients. Wholesale Banking and Commercial Real Estate contributed $326 million of the Company’s net income in the third quarter and $984 million in the first nine months of 2012, or increases of $22 million (7.2 percent) and $203 million (26.0 percent), respectively, compared with the same periods of 2011. The increase for the third quarter of 2012 over the third quarter of 2011 was primarily driven by lower provision for credit losses and lower noninterest expense, partially offset by lower total net revenue. The increase for the first nine months of 2012 over the same period of 2011 was primarily driven by lower provision for credit losses, partially offset by lower total net revenue and higher noninterest expense.

Total net revenue decreased $39 million (4.5 percent) in the third quarter and $19 million (.8 percent) in the first nine months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, decreased $18 million (3.3 percent) in the third quarter and $6 million (.4 percent) in the first nine months of 2012, compared with the same periods of 2011. The decreases reflected the net impact of lower rates on loans and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances. Noninterest income decreased $21 million (6.6 percent) in the third quarter of 2012, compared with the same period of 2011, primarily due to lower commercial products revenue, principally lower syndication and other loan fees, commercial leasing revenue and standby letters of credit fees, partially offset by an increase in high-grade bond underwriting fees. In addition, equity investment revenue was lower in the third quarter of 2012, compared with the third quarter of 2011. Noninterest income decreased $13 million (1.4 percent) in the first nine months of 2012, compared with the same period of 2011, primarily due to lower commercial products revenue, partially offset by higher equity investment revenue.

Noninterest expense decreased $7 million (2.2 percent) in the third quarter of 2012, compared with the third quarter of 2011, primarily due to lower costs related to other real estate owned. Noninterest expense increased $6 million (.6 percent) in the first nine months of 2012, compared with the same period of 2011, largely due to higher compensation and employee benefits expense, partially offset by lower costs related to other real estate owned. The provision for credit losses decreased $65 million in the third quarter and $353 million (99.2 percent) in the first nine months of 2012, compared with the same periods of 2011, due to lower net charge-offs and reductions in the reserve allocation. Nonperforming assets were $600 million at September 30, 2012, $728 million at June 30, 2012, and $1.2 billion at September 30, 2011. Nonperforming assets as a percentage of period-end loans were .90 percent at September 30, 2012, 1.10 percent at June 30, 2012, and 2.01 percent at September 30, 2011. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, consumer finance, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $326 million of the Company’s net income in the third quarter and $1.1 billion in the first nine months of 2012, or increases of $105 million (47.5 percent) and $537 million, respectively, compared with the same periods of 2011. The increase in the third quarter of 2012 over the third quarter of 2011 was due to higher total net revenue, partially offset by increases in the provision for credit losses and noninterest expense. The increase in the first nine months of 2012 over the first nine months of 2011 was due to higher total net revenue and lower provision for credit losses, partially offset by an increase in noninterest expense.

Within Consumer and Small Business Banking, the retail banking division contributed $81 million of the total net income in the third quarter and $385 million in the first nine months of 2012, or a decrease of $39 million (32.5 percent) and an increase of $182 million (89.7 percent), respectively, from the same periods of 2011. Mortgage banking contributed $245 million and $675 million of Consumer and Small Business Banking’s net income in the third quarter and first nine months of 2012, respectively, or increases of $144 million and $355 million, respectively, from the same periods of 2011.

U. S. Bancorp	29

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended September 30 (Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$526	$544	(3.3)%	$1,191	$1,153	3.3%
Noninterest income	296	317	(6.6)	931	707	31.7
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	822	861	(4.5)	2,122	1,860	14.1
Noninterest expense	306	313	(2.2)	1,251	1,164	7.5
Other intangibles	4	4	–	13	19	(31.6)

Total noninterest expense	310	317	(2.2)	1,264	1,183	6.8

Income before provision and income taxes	512	544	(5.9)	858	677	26.7
Provision for credit losses	–	65	*	346	330	4.8

Income before income taxes	512	479	6.9	512	347	47.6
Income taxes and taxable-equivalent adjustment	186	174	6.9	186	126	47.6

Net income	326	305	6.9	326	221	47.5
Net (income) loss attributable to noncontrolling interests	–	(1)	*	–	–	–

Net income attributable to U.S. Bancorp	$326	$304	7.2	$326	$221	47.5

Average Balance Sheet
Commercial	$46,210	$38,020	21.5%	$8,398	$7,332	14.5%
Commercial real estate	19,681	19,224	2.4	16,208	15,656	3.5
Residential mortgages	54	65	(16.9)	40,526	33,561	20.8
Credit card	–	–	–	–	–	–
Other retail	7	4	75.0	45,656	46,000	(.7)

Total loans, excluding covered loans	65,952	57,313	15.1	110,788	102,549	8.0
Covered loans	806	1,320	(38.9)	7,396	8,266	(10.5)

Total loans	66,758	58,633	13.9	118,184	110,815	6.6
Goodwill	1,604	1,604	–	3,515	3,515	–
Other intangible assets	34	50	(32.0)	1,764	1,946	(9.4)
Assets	72,668	64,594	12.5	135,828	123,960	9.6
Noninterest-bearing deposits	31,025	27,848	11.4	21,127	17,852	18.3
Interest checking	7,890	10,974	(28.1)	30,051	27,048	11.1
Savings products	10,320	9,351	10.4	43,723	40,762	7.3
Time deposits	21,202	14,732	43.9	23,673	24,500	(3.4)

Total deposits	70,437	62,905	12.0	118,574	110,162	7.6
Total U.S. Bancorp shareholders’ equity	6,383	5,604	13.9	11,562	9,327	24.0

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2012	2011	Percent Change	2012	2011	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,580	$1,586	(.4)%	$3,551	$3,412	4.1%
Noninterest income	923	936	(1.4)	2,701	1,995	35.4
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	2,503	2,522	(.8)	6,252	5,407	15.6
Noninterest expense	941	935	.6	3,673	3,430	7.1
Other intangibles	12	12	–	39	57	(31.6)

Total noninterest expense	953	947	.6	3,712	3,487	6.5

Income before provision and income taxes	1,550	1,575	(1.6)	2,540	1,920	32.3
Provision for credit losses	3	356	(99.2)	875	1,097	(20.2)

Income before income taxes	1,547	1,219	26.9	1,665	823	*
Income taxes and taxable-equivalent adjustment	563	443	27.1	605	299	*

Net income	984	776	26.8	1,060	524	*
Net (income) loss attributable to noncontrolling interests	–	5	*	–	(1)	*

Net income attributable to U.S. Bancorp	$984	$781	26.0	$1,060	$523	*

Average Balance Sheet
Commercial	$44,376	$36,406	21.9%	$8,127	$7,243	12.2%
Commercial real estate	19,614	19,271	1.8	16,070	15,462	3.9
Residential mortgages	60	68	(11.8)	38,883	32,391	20.0
Credit card	–	–	–	–	–	–
Other retail	5	6	(16.7)	45,604	45,691	(.2)

Total loans, excluding covered loans	64,055	55,751	14.9	108,684	100,787	7.8
Covered loans	1,003	1,589	(36.9)	7,642	8,520	(10.3)

Total loans	65,058	57,340	13.5	116,326	109,307	6.4
Goodwill	1,604	1,604	–	3,515	3,521	(.2)
Other intangible assets	38	55	(30.9)	1,784	2,138	(16.6)
Assets	70,895	63,218	12.1	133,108	122,942	8.3
Noninterest-bearing deposits	30,630	23,749	29.0	19,774	17,649	12.0
Interest checking	10,608	13,024	(18.6)	29,660	26,228	13.1
Savings products	8,918	9,555	(6.7)	43,106	40,290	7.0
Time deposits	17,210	14,845	15.9	24,097	24,478	(1.6)

Total deposits	67,366	61,173	10.1	116,637	108,645	7.4
Total U.S. Bancorp shareholders’ equity	6,327	5,533	14.4	11,147	9,277	20.2

*	Not meaningful.

30	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change

$86	$89	(3.4)%	$382	$335	14.0%	$598	$503	18.9%	$2,783	$2,624	6.1%
283	254	11.4	851	854	(.4)	34	48	(29.2)	2,395	2,180	9.9
–	–	–	–	–	–	1	(9)	*	1	(9)	*

369	343	7.6	1,233	1,189	3.7	633	542	16.8	5,179	4,795	8.0
289	267	8.2	451	449	.4	245	208	17.8	2,542	2,401	5.9
10	9	11.1	40	43	(7.0)	–	–	–	67	75	(10.7)

299	276	8.3	491	492	(.2)	245	208	17.8	2,609	2,476	5.4

70	67	4.5	742	697	6.5	388	334	16.2	2,570	2,319	10.8
4	2	*	135	125	8.0	3	(3)	*	488	519	(6.0)

66	65	1.5	607	572	6.1	385	337	14.2	2,082	1,800	15.7
24	24	–	221	208	6.3	33	16	*	650	548	18.6

42	41	2.4	386	364	6.0	352	321	9.7	1,432	1,252	14.4
–	–	–	(10)	(10)	–	52	32	62.5	42	21	*

$42	$41	2.4	$376	$354	6.2	$404	$353	14.4	$1,474	$1,273	15.8

$1,398	$1,069	30.8%	$6,062	$5,828	4.0%	$124	$95	30.5%	$62,192	$52,344	18.8%
599	567	5.6	–	–	–	142	122	16.4	36,630	35,569	3.0
384	392	(2.0)	–	–	–	5	8	(37.5)	40,969	34,026	20.4
–	–	–	16,551	16,057	3.1	–	–	–	16,551	16,057	3.1
1,526	1,490	2.4	802	885	(9.4)	–	1	*	47,991	48,380	(.8)

3,907	3,518	11.1	23,415	22,770	2.8	271	226	19.9	204,333	186,376	9.6
11	12	(8.3)	5	5	–	4,377	6,190	(29.3)	12,595	15,793	(20.2)

3,918	3,530	11.0	23,420	22,775	2.8	4,648	6,416	(27.6)	216,928	202,169	7.3
1,469	1,463	.4	2,346	2,367	(.9)	–	–	–	8,934	8,949	(.2)
165	179	(7.8)	646	775	(16.6)	4	5	(20.0)	2,613	2,955	(11.6)
6,698	5,976	12.1	29,522	28,235	4.6	100,937	98,816	2.1	345,653	321,581	7.5
14,856	11,801	25.9	623	653	(4.6)	496	452	9.7	68,127	58,606	16.2
3,919	2,835	38.2	1,346	184	*	1	1	–	43,207	41,042	5.3
23,051	21,314	8.1	40	31	29.0	139	207	(32.9)	77,273	71,665	7.8
5,459	4,787	14.0	–	–	–	340	37	*	50,674	44,056	15.0

47,285	40,737	16.1	2,009	868	*	976	697	40.0	239,281	215,369	11.1
2,241	2,075	8.0	5,654	5,276	7.2	12,779	10,805	18.3	38,619	33,087	16.7

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change	2012	2011	Percent Change

$263	$259	1.5%	$1,154	$995	16.0%	$1,638	$1,423	15.1%	$8,186	$7,675	6.7%
828	793	4.4	2,399	2,443	(1.8)	157	184	(14.7)	7,008	6,351	10.3
–	–	–	–	–	–	(18)	(22)	18.2	(18)	(22)	18.2

1,091	1,052	3.7	3,553	3,438	3.3	1,777	1,585	12.1	15,176	14,004	8.4
856	802	6.7	1,344	1,306	2.9	748	517	44.7	7,562	6,990	8.2
30	27	11.1	127	129	(1.6)	–	–	–	208	225	(7.6)

886	829	6.9	1,471	1,435	2.5	748	517	44.7	7,770	7,215	7.7

205	223	(8.1)	2,082	2,003	3.9	1,029	1,068	(3.7)	7,406	6,789	9.1
6	3	*	548	377	45.4	7	13	(46.2)	1,439	1,846	(22.0)

199	220	(9.5)	1,534	1,626	(5.7)	1,022	1,055	(3.1)	5,967	4,943	20.7
72	81	(11.1)	558	591	(5.6)	54	69	(21.7)	1,852	1,483	24.9

127	139	(8.6)	976	1,035	(5.7)	968	986	(1.8)	4,115	3,460	18.9
–	–	–	(30)	(29)	(3.4)	142	87	63.2	112	62	80.6

$127	$139	(8.6)	$946	$1,006	(6.0)	$1,110	$1,073	3.4	$4,227	$3,522	20.0

$1,267	$1,069	18.5%	$5,904	$5,561	6.2%	$116	$104	11.5%	$59,790	$50,383	18.7%
582	575	1.2	–	–	–	123	109	12.8	36,389	35,417	2.7
379	385	(1.6)	–	–	–	6	10	(40.0)	39,328	32,854	19.7
–	–	–	16,675	16,022	4.1	–	–	–	16,675	16,022	4.1
1,513	1,547	(2.2)	817	909	(10.1)	1	1	–	47,940	48,154	(.4)

3,741	3,576	4.6	23,396	22,492	4.0	246	224	9.8	200,122	182,830	9.5
12	12	–	5	4	25.0	4,947	6,578	(24.8)	13,609	16,703	(18.5)

3,753	3,588	4.6	23,401	22,496	4.0	5,193	6,802	(23.7)	213,731	199,533	7.1
1,468	1,463	.3	2,349	2,365	(.7)	–	–	–	8,936	8,953	(.2)
172	188	(8.5)	717	806	(11.0)	4	5	(20.0)	2,715	3,192	(14.9)
6,454	6,018	7.2	29,685	27,679	7.2	100,665	94,222	6.8	340,807	314,079	8.5
13,899	8,176	70.2	638	684	(6.7)	482	300	60.7	65,423	50,558	29.4
3,924	2,908	34.9	1,329	174	*	1	1	–	45,522	42,335	7.5
23,163	21,329	8.6	37	29	27.6	136	192	(29.2)	75,360	71,395	5.6
4,888	5,919	(17.4)	–	–	–	478	205	*	46,673	45,447	2.7

45,874	38,332	19.7	2,004	887	*	1,097	698	57.2	232,978	209,735	11.1
2,223	2,078	7.0	5,681	5,272	7.8	11,727	9,539	22.9	37,105	31,699	17.1

U. S. Bancorp	31

Total net revenue increased $262 million (14.1 percent) in the third quarter and $845 million (15.6 percent) in the first nine months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $38 million (3.3 percent) in the third quarter and $139 million (4.1 percent) in the first nine months of 2012, compared with the same periods of 2011. The year-over-year increases in net interest income were due to higher average loan and deposit balances, partially offset by lower loan rates and the impact of lower rates on the margin benefit from deposits. Noninterest income increased $224 million (31.7 percent) in the third quarter and $706 million (35.4 percent) in the first nine months of 2012, compared with the same periods of 2011, primarily the result of strong mortgage origination and sales revenue. These increases were partially offset by decreases in ATM processing services revenue as a result of the change in presentation of the surcharge revenue passed through to others.

Noninterest expense increased $81 million (6.8 percent) in the third quarter and $225 million (6.5 percent) in the first nine months of 2012, compared with the same periods of 2011. The increases reflected higher compensation and employee benefits expense, higher mortgage servicing review-related costs and higher net shared services costs, partially offset by lower net occupancy and equipment expense due to the presentation change to ATM surcharge revenue passed through to others, and lower other intangibles expense.

The provision for credit losses increased $16 million (4.8 percent) in the third quarter and decreased $222 million (20.2 percent) in the first nine months of 2012, compared with the same periods of 2011, reflecting incremental bankruptcy-related charge-offs in the third quarter of 2012, changes in the reserve allocation and lower other net charge-offs. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .99 percent in the third quarter of 2012, compared with 1.16 percent in the third quarter of 2011. Nonperforming assets were $1.4 billion at September 30, 2012, $1.3 billion at June 30, 2012, and $1.6 billion at September 30, 2011. Nonperforming assets as a percentage of period-end loans were 1.17 percent at September 30, 2012, 1.12 percent at June 30, 2012, and 1.41 percent at September 30, 2011. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $42 million of the Company’s net income in the third quarter and $127 million in the first nine months of 2012, or an increase of $1 million (2.4 percent) and a decrease of $12 million (8.6 percent), respectively, compared with the same periods of 2011. The changes from the prior year were primarily due to higher noninterest income, offset by higher noninterest expense.

Total net revenue increased $26 million (7.6 percent) in the third quarter and $39 million (3.7 percent) in the first nine months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, was relatively flat for both the third quarter and first nine months of 2012, compared with the same periods of 2011. Noninterest income increased $29 million (11.4 percent) in the third quarter and $35 million (4.4 percent) in the first nine months of 2012, compared with the same periods of 2011, primarily due to the impact of improved market conditions, business expansion and an increase in investment products fees and commissions. Noninterest expense increased $23 million (8.3 percent) in the third quarter and $57 million (6.9 percent) in the first nine months of 2012, compared with the same periods of 2011. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense, partially offset by reductions in acquisition integration costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $376 million and $946 million of the Company’s net income in the third quarter and first nine months of 2012, respectively, or an increase of $22 million (6.2 percent) and a decrease of $60 million (6.0 percent), respectively, compared with the same periods of 2011. The changes from the prior year were primarily due to higher total net revenue, offset by increases in the provision for credit losses.

Total net revenue increased $44 million (3.7 percent) in the third quarter and $115 million (3.3 percent) in the first nine months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $47 million

32	U. S. Bancorp

(14.0 percent) in the third quarter and $159 million (16.0 percent) in the first nine months of 2012, compared with the same periods of 2011, primarily due to higher average loan balances and loan yields, including the credit card balance transfer fees presentation change. Noninterest income decreased $3 million (.4 percent) in the third quarter and $44 million (1.8 percent) in the first nine months of 2012, compared with the same periods of 2011. Credit and debit card revenue decreased due to lower debit card interchange fees as a result of recent legislation, net of mitigation efforts, and the impact of the inclusion of credit card balance transfer fees in interest income beginning in the first quarter or 2012. These negative variances were partially offset by higher transaction volumes. The decreases in credit and debit card revenue were partially offset by higher merchant processing services revenue, primarily due to increased transaction volumes, and higher other revenue due to the impact of the gain on the credit card portfolio sale in the third quarter of 2012.

Noninterest expense was essentially flat in the third quarter and increased $36 million (2.5 percent) in the first nine months of 2012, compared with the same periods of 2011. The increase for in the first nine months of 2012, compared with the same period of the prior year, was primarily due to higher compensation, employee benefits and net shared services expense. The provision for credit losses increased $10 million (8.0 percent) in the third quarter and $171 million (45.4 percent) in the first nine months of 2012, compared with the same periods of 2011, due to a change in the reserve allocation, partially offset by lower net charge-offs. In addition, the provision for credit losses for the first nine months of 2012 reflected lower reserve releases compared with the same period of the prior year. As a percentage of average loans outstanding, net charge-offs were 3.43 percent in the third quarter of 2012, compared with 3.78 percent in the third quarter of 2011.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, asset securitization, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $404 million in the third quarter and $1.1 billion in the first nine months of 2012, compared with $353 million and $1.1 billion in the same periods of 2011, respectively.

Total net revenue increased $91 million (16.8 percent) in the third quarter and $192 million (12.1 percent) in the first nine months of 2012, compared with the same periods of 2011. Net interest income, on a taxable-equivalent basis, increased $95 million (18.9 percent) in the third quarter and $215 million (15.1 percent) in the first nine months of 2012, compared with the same periods of 2011, reflecting lower long-term funding rates, as well as the impact of wholesale funding decisions, growth in the investment securities portfolio and the Company’s asset/liability position. Noninterest income decreased $4 million (10.3 percent) in the third quarter of 2012, compared with the third quarter of 2011, principally due to the equity-method investment charge recorded in the third quarter of 2012, partially offset by higher commercial products revenue and a favorable change in net securities gains (losses). Noninterest income decreased $23 million (14.2 percent) in the first nine months of 2012, compared with the first nine months of 2011, principally due to the first quarter of 2011 gains related to the acquisition of FCB and the Company’s investment in Visa Inc. and the third quarter of 2012 equity-method investment charge, partially offset by higher commercial products revenue.

Noninterest expense increased $37 million (17.8 percent) in the third quarter and $231 million (44.7 percent) in the first nine months of 2012, compared with the same periods of 2011, principally due to litigation and insurance-related matters, and increased compensation and employee benefits expense, partially offset by lower net shared services expense. In addition, noninterest expense for the first nine months of 2012 increased over the same period of the prior year due to the second quarter Visa accrual.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

U. S. Bancorp	33

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

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	September 30, 2012	December 31, 2011
Total equity	$39,825	$34,971
Preferred stock	(4,769)	(2,606)
Noncontrolling interests	(1,164)	(993)
Goodwill (net of deferred tax liability)	(8,194)	(8,239)
Intangible assets, other than mortgage servicing rights	(980)	(1,217)
Tangible common equity (a)	24,718	21,916
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	30,766	29,173
Trust preferred securities	–	(2,675)
Preferred stock	(4,769)	(2,606)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(685)	(687)
Tier 1 common equity using Basel I definition (b)	25,312	23,205
Tangible common equity (as calculated above)		21,916
Adjustments (1)		450
Tier 1 common equity using Basel III proposals published prior to June 2012 (c)		22,366
Tangible common equity (as calculated above)	24,718
Adjustments (2)	157
Tier 1 common equity approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	24,875
Total assets	352,253	340,122
Goodwill (net of deferred tax liability)	(8,194)	(8,239)
Intangible assets, other than mortgage servicing rights	(980)	(1,217)
Tangible assets (e)	343,079	330,666
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (f)	282,033	271,333
Risk-weighted assets using Basel III proposals published prior to June 2012 (g)	–	274,351
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition	282,033
Adjustments (3)	22,167
Risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (h)	304,200	–
Ratios
Tangible common equity to tangible assets (a)/(e)	7.2%	6.6%
Tangible common equity to risk-weighted assets using Basel I definition (a)/(f)	8.8	8.1
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(f)	9.0	8.6
Tier 1 common equity to risk-weighted assets using Basel III proposals published prior to June 2012 (c)/(g)	–	8.2
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)/(h)	8.2	–

(1)	Principally net losses on cash flow hedges included in accumulated other comprehensive income.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income, unrealized losses on securities transferred from available-for-sale to held-to-maturity included in accumulated other comprehensive income and disallowed mortgage servicing rights.
(3)	Includes higher risk-weighting for residential mortgages, unfunded loan commitments, investment securities and purchased mortgage servicing rights, and other adjustments.

34	U. S. Bancorp

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

U. S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$9,382	$13,962
Investment securities
Held-to-maturity (fair value $35,226 and $19,216, respectively; including $1,146 and $155 pledged as collateral, respectively) (a)	34,509	18,877
Available-for-sale ($2,217 and $6,831 pledged as collateral, respectively) (a)	39,636	51,937
Loans held for sale (included $9,815 and $6,925 of mortgage loans carried at fair value, respectively)	9,879	7,156
Loans
Commercial	62,910	56,648
Commercial real estate	36,813	35,851
Residential mortgages	41,902	37,082
Credit card	16,402	17,360
Other retail	47,965	48,107
Total loans, excluding covered loans	205,992	195,048
Covered loans	12,158	14,787
Total loans	218,150	209,835
Less allowance for loan losses	(4,481)	(4,753)
Net loans	213,669	205,082
Premises and equipment	2,650	2,657
Goodwill	8,943	8,927
Other intangible assets	2,533	2,736
Other assets	31,052	28,788
Total assets	$352,253	$340,122
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$72,982	$68,579
Interest-bearing	136,583	134,757
Time deposits greater than $100,000	34,667	27,549
Total deposits	244,232	230,885
Short-term borrowings	27,853	30,468
Long-term debt	26,264	31,953
Other liabilities	14,079	11,845
Total liabilities	312,428	305,151
Shareholders’ equity
Preferred stock	4,769	2,606
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 9/30/12 and 12/31/11—2,125,725,742 shares	21	21
Capital surplus	8,186	8,238
Retained earnings	33,730	30,785
Less cost of common stock in treasury: 9/30/12—245,650,205 shares; 12/31/11—215,904,019 shares	(7,442)	(6,472)
Accumulated other comprehensive income (loss)	(603)	(1,200)
Total U.S. Bancorp shareholders’ equity	38,661	33,978
Noncontrolling interests	1,164	993
Total equity	39,825	34,971
Total liabilities and equity	$352,253	$340,122
(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See	Notes to Consolidated Financial Statements.

36	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2012	2011	2012	2011
Interest Income
Loans	$2,650	$2,621	$7,919	$7,736
Loans held for sale	76	42	208	139
Investment securities	438	470	1,376	1,357
Other interest income	63	67	184	187
Total interest income	3,227	3,200	9,687	9,419
Interest Expense
Deposits	172	202	530	646
Short-term borrowings	103	143	353	407
Long-term debt	226	289	786	860
Total interest expense	501	634	1,669	1,913
Net interest income	2,726	2,566	8,018	7,506
Provision for credit losses	488	519	1,439	1,846
Net interest income after provision for credit losses	2,238	2,047	6,579	5,660
Noninterest Income
Credit and debit card revenue	213	289	650	842
Corporate payment products revenue	201	203	566	563
Merchant processing services	345	338	1,041	977
ATM processing services	87	115	263	341
Trust and investment management fees	265	241	779	755
Deposit service charges	174	183	483	488
Treasury management fees	135	137	411	418
Commercial products revenue	225	212	652	621
Mortgage banking revenue	519	245	1,461	683
Investment products fees and commissions	38	31	111	98
Securities gains (losses), net
Realized gains (losses), net	16	–	46	2
Total other-than-temporary impairment	(13)	(11)	(61)	(41)
Portion of other-than-temporary impairment recognized in other comprehensive income	(2)	2	(3)	17
Total securities gains (losses), net	1	(9)	(18)	(22)
Other	193	186	591	565
Total noninterest income	2,396	2,171	6,990	6,329
Noninterest Expense
Compensation	1,109	1,021	3,237	2,984
Employee benefits	225	203	714	643
Net occupancy and equipment	233	252	683	750
Professional services	144	100	364	252
Marketing and business development	96	102	285	257
Technology and communications	205	189	607	563
Postage, printing and supplies	75	76	226	226
Other intangibles	67	75	208	225
Other	455	458	1,446	1,315
Total noninterest expense	2,609	2,476	7,770	7,215
Income before income taxes	2,025	1,742	5,799	4,774
Applicable income taxes	593	490	1,684	1,314
Net income	1,432	1,252	4,115	3,460
Net (income) loss attributable to noncontrolling interests	42	21	112	62
Net income attributable to U.S. Bancorp	$1,474	$1,273	$4,227	$3,522
Net income applicable to U.S. Bancorp common shareholders	$1,404	$1,237	$4,034	$3,407
Earnings per common share	$.74	$.65	$2.13	$1.78
Diluted earnings per common share	$.74	$.64	$2.12	$1.77
Dividends declared per common share	$.195	$.125	$.585	$.375
Average common shares outstanding	1,886	1,915	1,892	1,918
Average diluted common shares outstanding	1,897	1,922	1,901	1,926

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2012	2011	2012	2011
Net income	$1,432	$1,252	$4,115	$3,460
Other comprehensive income (loss)
Changes in unrealized gains and losses on securities available-for-sale	300	181	738	958
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	2	(2)	3	(17)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(21)	–	(28)	–
Changes in unrealized gains (losses) on derivative hedges	(30)	(196)	(68)	(323)
Foreign currency translation	26	1	34	(16)
Reclassification to earnings of realized gains and losses	90	92	288	270
Income taxes related to other comprehensive income	(140)	(29)	(370)	(333)
Total other comprehensive income (loss)	227	47	597	539
Comprehensive income	1,659	1,299	4,712	3,999
Comprehensive (income) loss attributable to noncontrolling interests	42	21	112	62
Comprehensive income attributable to U.S. Bancorp	$1,701	$1,320	$4,824	$4,061

See	Notes to Consolidated Financial Statements.

38	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	1,921	$1,930	$21	$8,294	$27,005	$(6,262)	$(1,469)	$29,519	$803	$30,322
Change in accounting principle					(2)			(2)		(2)
Net income (loss)					3,522			3,522	(62)	3,460
Other comprehensive income (loss)							539	539		539
Preferred stock dividends					(99)			(99)		(99)
Common stock dividends					(722)			(722)		(722)
Issuance of preferred stock		676						676		676
Issuance of common and treasury stock	8			(121)		252		131		131
Purchase of treasury stock	(16)					(409)		(409)		(409)
Distributions to noncontrolling interests								–	(57)	(57)
Net other changes in noncontrolling interests								–	296	296
Stock option and restricted stock grants				75				75		75
Balance September 30, 2011	1,913	$2,606	$21	$8,248	$29,704	$(6,419)	$(930)	$33,230	$980	$34,210
Balance December 31, 2011	1,910	$2,606	$21	$8,238	$30,785	$(6,472)	$(1,200)	$33,978	$993	$34,971
Net income (loss)					4,227			4,227	(112)	4,115
Other comprehensive income (loss)							597	597		597
Preferred stock dividends					(174)			(174)		(174)
Common stock dividends					(1,108)			(1,108)		(1,108)
Issuance of preferred stock		2,163						2,163		2,163
Issuance of common and treasury stock	16			(111)		495		384		384
Purchase of treasury stock	(46)					(1,465)		(1,465)		(1,465)
Distributions to noncontrolling interests								–	(60)	(60)
Net other changes in noncontrolling interests								–	343	343
Stock option and restricted stock grants				59				59		59
Balance September 30, 2012	1,880	$4,769	$21	$8,186	$33,730	$(7,442)	$(603)	$38,661	$1,164	$39,825

See Notes to Consolidated Financial Statements.

U. S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income attributable to U.S. Bancorp	$4,227	$3,522
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,439	1,846
Depreciation and amortization of premises and equipment	212	196
Amortization of intangibles	208	225
Provision for deferred income taxes	29	250
(Gain) loss on sale of loans held for sale	(1,982)	(469)
(Gain) loss on sale of securities and other assets	(198)	(13)
Loans originated for sale in the secondary market, net of repayments	(60,331)	(29,840)
Proceeds from sales of loans held for sale	59,052	33,091
Other, net	1,219	(53)
Net cash provided by operating activities	3,875	8,755
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,753	926
Proceeds from maturities of held-to-maturity investment securities	4,005	714
Proceeds from maturities of available-for-sale investment securities	11,664	7,872
Purchases of held-to-maturity investment securities	(8,003)	(15,192)
Purchases of available-for-sale investment securities	(12,065)	(8,399)
Net increase in loans outstanding	(9,518)	(8,458)
Proceeds from sales of loans	1,614	454
Purchases of loans	(2,139)	(1,750)
Acquisitions, net of cash acquired	94	650
Other, net	(668)	(1,006)
Net cash used in investing activities	(13,263)	(24,189)
Financing Activities
Net increase in deposits	13,099	16,593
Net decrease in short-term borrowings	(2,616)	(644)
Proceeds from issuance of long-term debt	4,553	2,002
Principal payments or redemption of long-term debt	(10,271)	(3,048)
Proceeds from issuance of preferred stock	2,163	676
Proceeds from issuance of common stock	342	125
Repurchase of common stock	(1,343)	(383)
Cash dividends paid on preferred stock	(139)	(88)
Cash dividends paid on common stock	(980)	(578)
Net cash provided by financing activities	4,808	14,655
Change in cash and due from banks	(4,580)	(779)
Cash and due from banks at beginning of period	13,962	14,487
Cash and due from banks at end of period	$9,382	$13,708

See Notes to Consolidated Financial Statements.

40	U. S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

U. S. Bancorp	41

Note 2	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2012					December 31, 2011
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,557	$26	$–	$–	$2,583	$2,560	$35	$–	$–	$2,595
Mortgage-backed securities
Residential
Agency	31,773	700	–	(3)	32,470	16,085	333	–	(3)	16,415
Non-agency non-prime (d)	1	–	–	–	1	2	–	–	–	2
Commercial non-agency	3	–	–	–	3	4	–	–	(2)	2
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	9	16	–	–	25	52	13	–	(2)	63
Other	19	2	(4)	(2)	15	23	1	(6)	(1)	17
Obligations of state and political subdivisions	21	1	–	–	22	23	1	–	(1)	23
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	119	–	–	(19)	100	121	–	–	(29)	92

Total held-to-maturity	$34,509	$745	$(4)	$(24)	$35,226	$18,877	$383	$(6)	$(38)	$19,216

Available-for-sale (b)
U.S. Treasury and agencies	$728	$15	$–	$–	$743	$1,045	$13	$–	$(1)	$1,057
Mortgage-backed securities
Residential
Agency	28,494	874	–	(6)	29,362	39,337	981	–	(4)	40,314
Non-agency
Prime (c)	679	–	(38)	(10)	631	911	5	(63)	(50)	803
Non-prime (d)	388	1	(48)	(1)	340	1,047	9	(247)	(7)	802
Commercial
Agency	193	9	–	–	202	133	7	–	–	140
Non-agency	–	–	–	–	–	42	2	–	(2)	42
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	33	9	–	–	42	180	31	(3)	(2)	206
Other	585	14	–	(1)	598	694	16	(5)	(24)	681
Obligations of state and political subdivisions	6,085	372	–	–	6,457	6,394	167	–	(22)	6,539
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	813	2	–	(106)	709	1,000	1	–	(174)	827
Perpetual preferred securities	268	29	–	(19)	278	379	25	–	(86)	318
Other investments	248	20	–	–	268	188	15	–	(1)	202
Total available-for-sale	$38,520	$1,345	$(86)	$(143)	$39,636	$51,356	$1,272	$(318)	$(373)	$51,937

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

During the second quarter of 2012, the Company transferred $11.7 billion of available-for-sale agency mortgage-backed investment securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity.

The weighted-average maturity of the available-for-sale investment securities was 4.0 years at September 30, 2012, compared with 5.2 years at December 31, 2011. The corresponding weighted-average yields were 3.04 percent and 3.19 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.1 years at September 30, 2012, and 3.9 years at December 31, 2011. The corresponding weighted-average yields were 2.06 percent and 2.21 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2012, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $16.5 billion at September 30, 2012, and $20.7 billion at December 31, 2011, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $3.4 billion at September 30, 2012, and $7.0 billion at December 31, 2011.

42	U. S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Taxable	$369	$394	$1,166	$1,127
Non-taxable	69	76	210	230
Total interest income from investment securities	$438	$470	$1,376	$1,357

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Realized gains	$115	$4	$145	$6
Realized losses	(99)	(4)	(99)	(4)
Net realized gains (losses)	$16	$–	$46	$2
Income tax (benefit) on net realized gains (losses)	$7	$–	$18	$1

In 2007, the Company purchased certain structured investment securities (“SIVs”) from certain money market funds managed by an affiliate of the Company. Subsequent to the initial purchase, the Company exchanged its interest in the SIVs for a pro-rata portion of the underlying investment securities according to the applicable restructuring agreements. The SIVs and the investment securities received are collectively referred to as “SIV-related securities”. During the third quarter of 2012, the Company sold essentially all of the SIV-related securities.

Some of the SIV-related securities evidenced credit deterioration at the time of acquisition by the Company. All investment securities with evidence of credit deterioration at acquisition have been subsequently sold by the Company as of September 30, 2012. Changes in the accretable balance for these investment securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$93	$117	$100	$139
Accretion	(3)	(4)	(11)	(13)
Disposals	(90)	–	(90)	–
Other (a)	–	(6)	1	(19)
Balance at end of period	$–	$107	$–	$107

(a)	Primarily represents changes in projected future cash flows related to variable rates on certain investment securities.

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

The following tables summarize other-than-temporary impairment by investment category:

	2012			2011
Three Months Ended September 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(5)	$(3)	$(8)	$–	$–	$–
Non-prime (b)	(10)	5	(5)	(6)	(4)	(10)
Other asset-backed securities	–	–	–	(3)	2	(1)
Total available-for-sale	$(15)	$2	$(13)	$(9)	$(2)	$(11)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that have or previously had non-credit other-than-temporary impairment.

U. S. Bancorp	43

	2012			2011
Nine Months Ended September 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(8)	$(12)	$(20)	$(2)	$(3)	$(5)
Non-prime (b)	(27)	15	(12)	(18)	(16)	(34)
Commercial non-agency	(1)	(1)	(2)	–	–	–
Other asset-backed securities	(1)	1	–	(4)	2	(2)
Perpetual preferred securities	(27)	–	(27)	–	–	–
Total available-for-sale	$(64)	$3	$(61)	$(24)	$(17)	$(41)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that have or previously had non-credit other-than-temporary impairment.

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

The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime (a)			Non-Prime (b)
	Minimum	Maximum	Average	Minimum	Maximum	Average
September 30, 2012
Estimated lifetime prepayment rates	7%	18%	14%	3%	10%	6%
Lifetime probability of default rates	2	4	3	2	10	6
Lifetime loss severity rates	25	50	40	20	60	51
December 31, 2011
Estimated lifetime prepayment rates	4%	15%	14%	2%	11%	6%
Lifetime probability of default rates	2	9	3	1	20	5
Lifetime loss severity rates	40	50	46	8	70	52

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities (excludes perpetual preferred securities) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$277	$319	$298	$358
Additions to credit losses due to other-than-temporary impairments
Credit losses on securities not previously considered other-than-temporarily impaired	2	1	5	3
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	13	8	32	21

Total other-than-temporary impairment on debt securities	15	9	37	24
Other changes in credit losses
Increases in expected cash flows	–	(3)	(14)	(20)
Realized losses (a)	(4)	(19)	(33)	(55)
Credit losses on security sales and securities expected to be sold	(142)	–	(142)	(1)

Balance at end of period	$146	$306	$146	$306

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

44	U. S. Bancorp

At September 30, 2012, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2012:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Mortgage-backed securities
Residential
Agency	$1,563	$(3)	$7	$–	$1,570	$(3)
Non-agency non-prime (a)(c)	–	–	1	–	1	–
Commercial non-agency	–	–	3	–	3	–
Other asset-backed securities	1	–	11	(6)	12	(6)
Obligations of state and political subdivisions	–	–	5	–	5	–
Other debt securities	–	–	99	(19)	99	(19)

Total held-to-maturity	$1,564	$(3)	$126	$(25)	$1,690	$(28)

Available-for-sale
U.S. Treasury and agencies	$10	$–	$–	$–	$10	$–
Mortgage-backed securities
Residential
Agency	3,005	(6)	153	–	3,158	(6)
Non-agency (a)
Prime (b)	–	–	625	(48)	625	(48)
Non-prime (c)	–	–	311	(49)	311	(49)
Other asset-backed securities	–	–	2	(1)	2	(1)
Obligations of state and political subdivisions	89	–	4	–	93	–
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	–	–	624	(106)	624	(106)
Perpetual preferred securities	22	–	140	(19)	162	(19)
Other investments	–	–	3	–	3	–

Total available-for-sale	$3,132	$(6)	$1,862	$(223)	$4,994	$(229)

(a)	The Company has $97 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if current economic conditions persist or worsen. Additionally, further deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2012, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U. S. Bancorp	45

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2012		December 31, 2011
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$57,415	26.3%	$50,734	24.2%
Lease financing	5,495	2.5	5,914	2.8
Total commercial	62,910	28.8	56,648	27.0
Commercial real estate
Commercial mortgages	30,831	14.1	29,664	14.1
Construction and development	5,982	2.8	6,187	3.0
Total commercial real estate	36,813	16.9	35,851	17.1
Residential mortgages
Residential mortgages	31,504	14.4	28,669	13.7
Home equity loans, first liens	10,398	4.8	8,413	4.0
Total residential mortgages	41,902	19.2	37,082	17.7
Credit card	16,402	7.5	17,360	8.3
Other retail
Retail leasing	5,332	2.4	5,118	2.4
Home equity and second mortgages	17,119	7.9	18,131	8.6
Revolving credit	3,320	1.5	3,344	1.6
Installment	5,474	2.5	5,348	2.6
Automobile	12,431	5.7	11,508	5.5
Student	4,289	2.0	4,658	2.2
Total other retail	47,965	22.0	48,107	22.9
Total loans, excluding covered loans	205,992	94.4	195,048	93.0
Covered loans	12,158	5.6	14,787	7.0
Total loans	$218,150	100.0%	$209,835	100.0%

The Company had loans of $73.2 billion at September 30, 2012, and $67.0 billion at December 31, 2011, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $47.2 billion at September 30, 2012, and $47.2 billion at December 31, 2011, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $.8 billion at September 30, 2012, and $1.1 billion at December 31, 2011. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

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

46	U. S. Bancorp

Changes in the accretable balance for all purchased impaired loans, including those acquired in the BankEast transaction, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$2,431	$3,015	$2,619	$2,890
Purchases	–	–	13	100
Accretion	(109)	(110)	(337)	(337)
Disposals	(37)	(43)	(135)	(47)
Reclassifications (to)/from nonaccretable difference (a)	58	(170)	191	117
Other	(14)	(7)	(22)	(38)

Balance at end of period	$2,329	$2,685	$2,329	$2,685

(a)	Primarily relates to changes in expected credit performance.

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

The allowance recorded for purchased impaired and Troubled Debt Restructuring (“TDR”) loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and historical losses, adjusted for current trends. The Company also considers any modifications made to consumer lending segment loans including the impacts of any subsequent payment defaults since modification in determining the allowance for credit losses, such as borrower’s ability to pay under the restructured terms, and the timing and amount of payments.

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

U. S. Bancorp	47

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

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2012
Balance at beginning of period	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864
Add
Provision for credit losses	63	(22)	143	119	185	488	–	488
Deduct
Loans charged off	90	47	127	186	187	637	2	639
Less recoveries of loans charged off	(24)	(22)	(6)	(19)	(30)	(101)	–	(101)

Net loans charged off	66	25	121	167	157	536	2	538
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	(10)	(10)
Other changes	–	–	–	(33)	–	(33)	–	(33)

Balance at end of period	$1,034	$894	$961	$915	$856	$4,660	$111	$4,771

2011
Balance at beginning of period	$1,109	$1,258	$841	$1,140	$843	$5,191	$117	$5,308
Add
Provision for credit losses	15	88	168	106	131	508	11	519
Deduct
Loans charged off	126	131	124	203	175	759	3	762
Less recoveries of loans charged off	(27)	(6)	(2)	(25)	(33)	(93)	–	(93)

Net loans charged off	99	125	122	178	142	666	3	669
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	32	32

Balance at end of period	$1,025	$1,221	$887	$1,068	$832	$5,033	$157	$5,190

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2012
Balance at beginning of period	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014
Add
Provision for credit losses	247	(111)	376	462	431	1,405	34	1,439
Deduct
Loans charged off	296	206	357	585	503	1,947	4	1,951
Less recoveries of loans charged off	(73)	(57)	(15)	(79)	(97)	(321)	(1)	(322)

Net loans charged off	223	149	342	506	406	1,626	3	1,629
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	(20)	(20)
Other change	–	–	–	(33)	–	(33)	–	(33)

Balance at end of period	$1,034	$894	$961	$915	$856	$4,660	$111	$4,771

2011
Balance at beginning of period	$1,104	$1,291	$820	$1,395	$807	$5,417	$114	$5,531
Add
Provision for credit losses	255	344	437	314	477	1,827	19	1,846
Deduct
Loans charged off	412	446	380	712	551	2,501	10	2,511
Less recoveries of loans charged off	(78)	(32)	(10)	(71)	(99)	(290)	–	(290)

Net loans charged off	334	414	370	641	452	2,211	10	2,221
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	34	34

Balance at end of period	$1,025	$1,221	$887	$1,068	$832	$5,033	$157	$5,190

48	U. S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance balance at September 30, 2012 related to
Loans individually evaluated for impairment (a)	$6	$33	$–	$–	$–	$39	$–	$39
TDRs collectively evaluated for impairment	31	28	464	167	59	749	1	750
Other loans collectively evaluated for impairment	997	828	497	748	797	3,867	21	3,888
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	89	94

Total allowance for credit losses	$1,034	$894	$961	$915	$856	$4,660	$111	$4,771

Allowance balance at December 31, 2011 related to
Loans individually evaluated for impairment (a)	$16	$61	$1	$–	$–	$78	$2	$80
TDRs collectively evaluated for impairment	40	33	490	219	57	839	–	839
Other loans collectively evaluated for impairment	954	1,057	436	773	774	3,994	22	4,016
Loans acquired with deteriorated credit quality	–	3	–	–	–	3	76	79

Total allowance for credit losses	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2012
Loans individually evaluated for impairment (a)	$132	$612	$–	$–	$–	$744	$73	$817
TDRs collectively evaluated for impairment	179	383	4,033	462	269	5,326	137	5,463
Other loans collectively evaluated for impairment	62,594	35,699	37,863	15,940	47,696	199,792	6,564	206,356
Loans acquired with deteriorated credit quality	5	119	6	–	–	130	5,384	5,514

Total loans	$62,910	$36,813	$41,902	$16,402	$47,965	$205,992	$12,158	$218,150

December 31, 2011
Loans individually evaluated for impairment (a)	$222	$812	$6	$–	$–	$1,040	$204	$1,244
TDRs collectively evaluated for impairment	277	331	3,430	584	148	4,770	113	4,883
Other loans collectively evaluated for impairment	56,138	34,574	33,642	16,776	47,959	189,089	8,616	197,705
Loans acquired with deteriorated credit quality	11	134	4	–	–	149	5,854	6,003

Total loans	$56,648	$35,851	$37,082	$17,360	$48,107	$195,048	$14,787	$209,835

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair market value of the collateral securing the loan, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged off. Credit cards are charged off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

U. S. Bancorp	49

For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to the loan carrying amount. Interest payments are generally recorded as reductions to a loan’s carrying amount while a loan is on nonaccrual and are recognized as interest income upon payoff of the loan. Interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when none of the principal and interest is past due and prospects for future payment are no longer in doubt; or the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2012
Commercial	$62,502	$216	$40	$152	$62,910
Commercial real estate	36,105	65	12	631	36,813
Residential mortgages (a)	40,451	393	301	757	41,902
Credit card	15,815	230	194	163	16,402
Other retail	47,358	300	97	210	47,965

Total loans, excluding covered loans	202,231	1,204	644	1,913	205,992
Covered loans	10,758	269	682	449	12,158

Total loans	$212,989	$1,473	$1,326	$2,362	$218,150

December 31, 2011
Commercial	$55,991	$300	$45	$312	$56,648
Commercial real estate	34,800	138	14	899	35,851
Residential mortgages (a)	35,664	404	364	650	37,082
Credit card	16,662	238	236	224	17,360
Other retail	47,516	340	184	67	48,107

Total loans, excluding covered loans	190,633	1,420	843	2,152	195,048
Covered loans	12,589	362	910	926	14,787

Total loans	$203,222	$1,782	$1,753	$3,078	$209,835

(a)	At September 30, 2012, $462 million of loans 30 – 89 days past due and $3.0 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $545 million and $2.6 billion at December 31, 2011, respectively.

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

50	U. S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2012
Commercial	$60,403	$1,265	$1,242	$2,507	$62,910
Commercial real estate	33,326	785	2,702	3,487	36,813
Residential mortgages (b)	40,666	24	1,212	1,236	41,902
Credit card	16,046	–	356	356	16,402
Other retail	47,522	43	400	443	47,965

Total loans, excluding covered loans	197,963	2,117	5,912	8,029	205,992
Covered loans	11,544	96	518	614	12,158

Total loans	$209,507	$2,213	$6,430	$8,643	$218,150

Total outstanding commitments	$431,162	$3,725	$7,276	$11,001	$442,163

December 31, 2011
Commercial	$54,003	$1,047	$1,598	$2,645	$56,648
Commercial real estate	30,733	793	4,325	5,118	35,851
Residential mortgages (b)	35,814	19	1,249	1,268	37,082
Credit card	16,910	–	450	450	17,360
Other retail	47,665	24	418	442	48,107

Total loans, excluding covered loans	185,125	1,883	8,040	9,923	195,048
Covered loans	13,966	187	634	821	14,787

Total loans	$199,091	$2,070	$8,674	$10,744	$209,835

Total outstanding commitments	$410,457	$3,418	$9,690	$13,108	$423,565

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2012, $3.0 billion of GNMA loans 90 days or more past due and $2.2 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.6 billion and $2.0 billion at December 31, 2011, respectively.

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

U. S. Bancorp	51

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2012
Commercial	$382	$1,341	$40	$23
Commercial real estate	1,214	2,466	75	5
Residential mortgages	2,833	3,524	437	–
Credit card	463	462	167	–
Other retail	408	455	64	7

Total impaired loans, excluding GNMA and covered loans	5,300	8,248	783	35
Loans purchased from GNMA mortgage pools	1,631	1,631	36	–
Covered loans	820	1,612	18	13

Total	$7,751	$11,491	$837	$48

December 31, 2011
Commercial	$657	$1,437	$62	$68
Commercial real estate	1,436	2,503	124	25
Residential mortgages	2,652	3,193	482	2
Credit card	584	584	219	–
Other retail	188	197	57	–

Total impaired loans, excluding GNMA and covered loans	5,517	7,914	944	95
Loans purchased from GNMA mortgage pools	1,265	1,265	18	–
Covered loans	1,170	1,642	43	49

Total	$7,952	$10,821	$1,005	$144

(a)	Substantially all loans classified as impaired at September 30, 2012 and December 31, 2011, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2012		2011
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended September 30
Commercial	$413	$6	$536	$4
Commercial real estate	1,250	12	1,558	6
Residential mortgages	2,752	31	2,573	24
Credit card	495	6	492	4
Other retail	354	3	165	1

Total impaired loans, excluding GNMA and covered loans	5,264	58	5,324	39
Loans purchased from GNMA mortgage pools	1,492	20	710	10
Covered loans	883	7	1,145	7

Total	$7,639	$85	$7,179	$56

Nine months ended September 30
Commercial	$496	$11	$529	$7
Commercial real estate	1,371	29	1,519	10
Residential mortgages	2,692	87	2,540	74
Credit card	529	22	471	10
Other retail	259	7	160	3

Total impaired loans, excluding GNMA and covered loans	5,347	156	5,219	104
Loans purchased from GNMA mortgage pools	1,363	51	433	19
Covered loans	1,042	20	584	34

Total	$7,752	$227	$6,236	$157

Troubled Debt Restructurings In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in payments to be received. The Company recognizes interest on TDRs if the borrower complies with the revised terms and conditions as agreed upon with the Company and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. To the extent a previous restructuring was insignificant, the Company considers the cumulative effect of past restructurings related to the receivable when determining whether a current restructuring is a TDR. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

52	U. S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented, by portfolio class:

	2012			2011
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three months ended September 30
Commercial	1,754	$54	$58	1,137	$89	$74
Commercial real estate	63	91	80	115	124	115
Residential mortgages	2,717	344	336	748	155	156
Credit card	14,137	52	67	14,942	78	77
Other retail	6,231	159	156	956	15	16

Total loans, excluding GNMA and covered loans	24,902	700	697	17,898	461	438
Loans purchased from GNMA mortgage pools	4,859	660	589	2,110	291	312
Covered loans	73	49	46	67	148	133

Total loans	29,834	$1,409	$1,332	20,075	$900	$883

Nine months ended September 30
Commercial	4,081	$215	$195	3,984	$337	$310
Commercial real estate	245	416	390	380	906	896
Residential mortgages	3,788	529	517	2,571	515	512
Credit card	39,040	189	203	41,610	239	238
Other retail	8,028	194	191	3,020	55	55

Total loans, excluding GNMA and covered loans	55,182	1,543	1,496	51,565	2,052	2,011
Loans purchased from GNMA mortgage pools	8,436	1,116	1,087	6,042	813	871
Covered loans	166	246	234	233	456	430

Total loans	63,784	$2,905	$2,817	57,840	$3,321	$3,312

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools TDRs in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At September 30, 2012, 250 residential mortgages, 29 home equity and second mortgage loans and 2,180 loans purchased from GNMA mortgage pools with outstanding balances of $43 million, $2 million and $263 million, respectively, were in a trial period and have estimated post-modification balances of $44 million, $2 million, and $271 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U. S. Bancorp	53

Credit card and other retail loan modifications are generally part of two distinct restructuring programs. The Company offers workout programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates. The Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months. Balances related to these programs are generally frozen, however, accounts may be reopened upon successful exit of the program, in which account privileges may be restored. In addition, the Company considers secured loans to consumer borrowers that have debt discharged through bankruptcy where the borrower has not reaffirmed the debt to be TDRs.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default.

	2012		2011
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three months ended September 30
Commercial	195	$2	245	$13
Commercial real estate	13	12	29	32
Residential mortgages	116	30	96	20
Credit card	2,536	14	1,803	9
Other retail	189	4	141	2

Total loans, excluding GNMA and covered loans	3,049	62	2,314	76
Loans purchased from GNMA mortgage pools	248	34	222	31
Covered loans	8	3	–	–

Total loans	3,305	$99	2,536	$107

Nine months ended September 30
Commercial	652	$33	513	$23
Commercial real estate	96	176	37	37
Residential mortgages	427	64	536	112
Credit card	7,452	42	5,366	27
Other retail	531	8	397	9

Total loans, excluding GNMA and covered loans	9,158	323	6,849	208
Loans purchased from GNMA mortgage pools	731	106	475	66
Covered loans	49	90	–	–

Total loans	9,938	$519	7,324	$274

In addition to the defaults in the table above, during the three months ended September 30, 2012, the Company had 309 residential mortgage loans, home equity and second mortgage loans, and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $50 million where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans, and other assets as shown in the following table:

	September 30, 2012				December 31, 2011
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$15	$144	$–	$159	$68	$137	$–	$205
Commercial real estate loans	1,519	3,104	–	4,623	1,956	4,037	–	5,993
Residential mortgage loans	3,850	1,184	–	5,034	3,830	1,360	–	5,190
Credit card loans	–	5	–	5	–	6	–	6
Other retail loans	–	798	–	798	–	867	–	867
Losses reimbursable by the FDIC (a)	–	–	1,539	1,539	–	–	2,526	2,526

Covered loans	5,384	5,235	1,539	12,158	5,854	6,407	2,526	14,787
Foreclosed real estate	–	–	198	198	–	–	274	274

Total covered assets	$5,384	$5,235	$1,737	$12,356	$5,854	$6,407	$2,800	$15,061

(a)	Relates to loss sharing agreements with remaining terms from 2 to 7 years.

54	U. S. Bancorp

In October 2012, the Financial Accounting Standards Board issued accounting guidance, effective January 1, 2013, applicable to indemnification assets related to FDIC loss-sharing agreements. The guidance requires any reduction in the FDIC indemnification assets resulting from increases in expected cash flows of the covered assets, when there are no previous valuation allowances to reverse, to be amortized over the shorter of the remaining contractual term of the indemnification agreements or the remaining life of the covered assets. Currently, the Company amortizes these changes over the expected life of the covered assets. The Company is currently assessing the impact that this guidance will have on its financial statements.

At September 30, 2012, $93 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $189 million at December 31, 2011, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Net gains on the sale of loans of $419 million and $74 million for the three months ended September 30, 2012 and 2011, respectively, and $998 million and $340 million for the nine months ended September 30, 2012 and 2011, respectively, were included in noninterest income, primarily in mortgage banking revenue.

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

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $227 million and $191 million for the three months ended September 30, 2012 and 2011, respectively, and $581 million and $510 million for the nine months ended September 30, 2012 and 2011, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was

U. S. Bancorp	55

$123 million and $60 million, and in other noninterest expense was $140 million and $144 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense recorded in tax expense was $316 million and $175 million, and in other noninterest expense was $361 million and $386 million for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, approximately $6.7 billion of the Company’s assets and $4.8 billion of its liabilities included on the consolidated balance sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, compared with $5.6 billion and $4.0 billion, respectively, at December 31, 2011. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others.

In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2012, $151 million of the held-to-maturity investment securities on the Company’s consolidated balance sheet related to the conduit, compared with $202 million at December 31, 2011.

The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2012, $5.3 billion of available-for-sale securities and $5.0 billion of short-term borrowings on the consolidated balance sheet were related to the tender option bond program, compared with $5.4 billion of available-for-sale securities and $5.3 billion of short-term borrowings at December 31, 2011.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the consolidated balance sheet. The Company’s investments in unconsolidated VIEs at September 30, 2012, ranged from less than $1 million to $44 million, with an aggregate amount of approximately $1.7 billion, net of $1.1 billion of liabilities recorded primarily for unfunded capital commitments of the Company to specific project sponsors. The Company’s investments in unconsolidated VIEs at December 31, 2011, ranged from less than $1 million to $37 million, with an aggregate amount of $1.8 billion, net of liabilities of $965 million for unfunded capital commitments. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was approximately $5.0 billion at September 30, 2012, compared with $4.8 billion at December 31, 2011. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $1.7 billion at September 30, 2012, and $1.8 billion at December 31, 2011, recorded on the Company’s consolidated balance sheet and $3.2 billion at September 30, 2012, and $3.0 billion at December 31, 2011, of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the consolidated balance sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds were to become worthless, and the community-based business and housing projects and related tax credits completely failed and did not meet certain government compliance requirements.

56	U. S. Bancorp

Note 5	Mortgage Servicing Rights

The Company serviced $211.3 billion of residential mortgage loans for others at September 30, 2012, and $191.1 billion at December 31, 2011. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs were net gains of $10 million and $7 million for the three months ended September 30, 2012 and 2011, respectively, and net gains of $72 million and $151 million for the nine months ended September 30, 2012 and 2011, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $181 million and $166 million for the three months ended September 30, 2012 and 2011, respectively, and $526 million and $483 million for the nine months ended September 30, 2012 and 2011, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$1,594	$1,989	$1,519	$1,837
Rights purchased	10	5	39	16
Rights capitalized	224	101	700	416
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(123)	(534)	(298)	(569)
Due to revised assumptions or models (b)	(2)	2	(19)	27
Other changes in fair value (c)	(150)	(97)	(388)	(261)

Balance at end of period	$1,553	$1,466	$1,553	$1,466

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	September 30, 2012						December 31, 2011
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(262)	$(162)	$(94)	$109	$231	$483	$(305)	$(183)	$(98)	$107	$223	$460
Derivative instrument hedges	405	208	105	(105)	(210)	(422)	378	204	104	(107)	(217)	(445)
Net sensitivity	$143	$46	$11	$4	$21	$61	$73	$21	$6	$—	$6	$15

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2012				December 31, 2011
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$13,939	$38,162	$159,162	$211,263	$13,357	$32,567	$145,158	$191,082
Fair market value	$154	$304	$1,095	$1,553	$155	$290	$1,074	$1,519
Value (bps) (a)	110	80	69	74	116	89	74	79
Weighted-average servicing fees (bps)	40	34	30	31	40	36	29	31
Multiple (value/servicing fees)	2.75	2.35	2.30	2.39	2.90	2.47	2.55	2.55
Weighted-average note rate	5.24%	4.69%	4.63%	4.68%	5.50%	5.08%	4.97%	5.03%
Weighted-average age (in years)	4.2	2.4	2.5	2.6	4.2	2.5	2.8	2.8
Weighted-average expected prepayment (constant prepayment rate)	13.1%	21.6%	23.1%	22.2%	12.9%	21.1%	22.1%	21.3%
Weighted-average expected life (in years)	6.2	4.0	3.5	3.8	6.4	4.0	3.8	4.0
Weighted-average discount rate	12.1%	11.4%	10.0%	10.4%	12.1%	11.3%	10.0%	10.4%

(a)	Value is calculated as fair market value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

U. S. Bancorp	57

Note 6	Preferred Stock

At September 30, 2012 and December 31, 2011, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	September 30, 2012				December 31, 2011
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series D	20,000	500	—	500	20,000	500	—	500
Series F	44,000	1,100	12	1,088	—	—	—	—
Series G	43,400	1,085	10	1,075	—	—	—	—

Total preferred stock (a)	159,910	$4,936	$167	$4,769	72,510	$2,751	$145	$2,606

(a)	The par value of all shares issued and outstanding at September 30, 2012 and December 31, 2011, was $1.00 per share.

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

For further information on preferred stock, refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 7	Earnings Per Share

The components of earnings per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2012	2011	2012	2011
Net income attributable to U.S. Bancorp	$1,474	$1,273	$4,227	$3,522
Preferred dividends	(64)	(30)	(174)	(99)
Earnings allocated to participating stock awards	(6)	(6)	(19)	(16)

Net income applicable to U.S. Bancorp common shareholders	$1,404	$1,237	$4,034	$3,407

Average common shares outstanding	1,886	1,915	1,892	1,918
Net effect of the exercise and assumed purchase of stock awards and conversion of outstanding convertible notes	11	7	9	8

Average diluted common shares outstanding	1,897	1,922	1,901	1,926

Earnings per common share	$.74	$.65	$2.13	$1.78
Diluted earnings per common share	$.74	$.64	$2.12	$1.77

Options and warrants outstanding at September 30, 2012 to purchase 10 million and 22 million common shares for the three months and nine months ended September 30, 2012, respectively, and outstanding at September 30, 2011 to purchase 60 million and 54 million common shares for the three months and nine months ended September 30, 2011,

58	U. S. Bancorp

respectively, were not included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share because they were antidilutive.

Note 8	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$33	$30	$2	$1	$97	$89	$4	$3
Interest cost	42	42	1	3	126	126	5	7
Expected return on plan assets	(48)	(52)	(1)	(1)	(143)	(155)	(2)	(3)
Prior service cost (credit) and transition obligation (asset) amortization	(2)	(2)	—	—	(4)	(7)	—	—
Actuarial loss (gain) amortization	41	31	(1)	(2)	121	94	(5)	(5)

Net periodic benefit cost	$66	$49	$1	$1	$197	$147	$2	$2

Note 9	Income Taxes

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Federal
Current	$461	$450	$1,416	$907
Deferred	50	(41)	26	232

Federal income tax	511	409	1,442	1,139
State
Current	77	85	239	157
Deferred	5	(4)	3	18

State income tax	82	81	242	175

Total income tax provision	$593	$490	$1,684	$1,314

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Tax at statutory rate	$709	$610	$2,030	$1,671
State income tax, at statutory rates, net of federal tax benefit	53	53	157	114
Tax effect of
Tax credits, net of related expenses	(120)	(124)	(322)	(319)
Tax-exempt income	(55)	(57)	(165)	(170)
Noncontrolling interests	15	8	39	22
Other items	(9)	—	(55)	(4)

Applicable income taxes	$593	$490	$1,684	$1,314

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2012, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2008. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.6 billion at September 30, 2012, and $1.1 billion at December 31, 2011.

U. S. Bancorp	59

Note 10	Derivative Instruments

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

The following table provides information on the fair value of the Company’s derivative positions:

	September 30, 2012		December 31, 2011
(Dollars in Millions)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Total fair value of derivative positions	$2,176	$2,640	$1,913	$2,554
Netting (a)	(354)	(1,687)	(294)	(1,889)

Total	$1,822	$953	$1,619	$665

(a)	Represents netting of derivative asset and liability balances, and related collateral, with the same counterparty subject to master netting agreements. At September 30, 2012, the amount of cash and money market investments collateral posted by counterparties that was netted against derivative assets was $89 million and the amount of cash collateral posted by the Company that was netted against derivative liabilities was $1.4 billion, compared with $88 million and $1.7 billion, respectively, at December 31, 2011.

Of the Company’s $65.5 billion of total notional amount of asset and liability management positions at September 30, 2012, $12.0 billion was designated as a fair value, cash flow or net investment hedge. When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are primarily interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the nine months ended September 30, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At September 30, 2012, the Company had $433 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $489 million (net-of-tax) at December 31, 2011. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2012 and the next 12 months are losses of $33 million (net-of-tax) and $132 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the nine months ended September 30, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies and non-derivative debt instruments to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the nine months ended September 30, 2012. There were no derivatives designated as net investment hedges at September 30, 2012. At September 30, 2012, the carrying amount of non-derivative debt instruments designated as net investment hedges was $719 million. There were no non-derivative debt instruments designated as net investment hedges at December 31, 2011.

60	U. S. Bancorp

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

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
September 30, 2012
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$30	3.34	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,468	771	3.96
Receive fixed/pay floating swaps	7,000	51	2.10	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	15,159	311	.08	107	1	.04
Sell	2,720	7	.14	17,673	389	.08
Options
Purchased	2,250	–	.07	–	–	–
Written	6,097	204	.12	8	1	.19
Receive fixed/pay floating swaps	3,975	45	10.23	–	–	–
Foreign exchange forward contracts	1,125	7	.02	1,446	5	.03
Equity contracts	32	–	.53	33	1	2.72
Credit contracts	909	3	4.45	2,005	10	3.28
December 31, 2011
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	500	27	4.09	–	–	–
Foreign exchange cross-currency swaps	688	17	5.17	432	23	5.17
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	4,788	803	4.03
Receive fixed/pay floating swaps	750	–	2.75	6,250	6	2.86
Net investment hedges
Foreign exchange forward contracts	708	4	.08	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	14,270	150	.07	29	–	.12
Sell	231	1	.15	14,415	134	.11
Options
Purchased	1,250	–	.07	–	–	–
Written	4,421	80	.10	11	1	.13
Receive fixed/pay floating swaps	2,625	9	10.21	–	–	–
Foreign exchange forward contracts	307	1	.08	1,414	11	.08
Equity contracts	54	1	1.05	10	–	.64
Credit contracts	800	7	3.71	1,600	8	3.59

U. S. Bancorp	61

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
September 30, 2012
Interest rate contracts
Receive fixed/pay floating swaps	$17,262	$1,186	4.74	$359	$8	16.45
Pay fixed/receive floating swaps	280	8	19.79	17,433	1,148	4.76
Options
Purchased	3,014	15	5.34	28	–	4.67
Written	202	–	.73	2,839	15	5.66
Foreign exchange rate contracts
Forwards, spots and swaps (a)	11,038	301	.36	10,799	283	.45
Options
Purchased	346	8	.65	–	–	–
Written	–	–	–	346	8	.65
December 31, 2011
Interest rate contracts
Receive fixed/pay floating swaps	16,230	1,216	4.98	523	1	2.52
Pay fixed/receive floating swaps	99	–	1.81	16,206	1,182	5.10
Options
Purchased	2,660	26	6.11	–	–	–
Written	–	–	–	2,660	26	6.11
Foreign exchange rate contracts
Forwards, spots and swaps (a)	7,936	369	.54	7,731	354	.54
Options
Purchased	127	5	.41	–	–	–
Written	–	–	–	127	5	.41

(a)	Reflects the net of long and short positions.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(19)	$(120)	$(33)	$(34)	$(42)	$(199)	$(98)	$(103)
Net investment hedges
Foreign exchange forward contracts	–	(57)	–	–	(6)	(104)	–	–
Non-derivative debt instruments	(11)	–	–	–	26	–	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and nine months ended September 30, 2012 and 2011.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

62	U. S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)		2012	2011	2012	2011
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$2	$1	$5	$25
Foreign exchange cross-currency swaps	Other noninterest income	–	(111)	42	(13)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(44)	17	67	(7)
Purchased and written options	Mortgage banking revenue	290	181	689	323
Receive fixed/pay floating swaps	Mortgage banking revenue	48	377	186	479
Pay fixed/receive floating swaps	Mortgage banking revenue	–	4	–	4
Foreign exchange forward contracts	Commercial products revenue	(25)	(48)	(62)	(66)
Equity contracts	Compensation expense	1	1	2	2
Credit contracts	Other noninterest income/expense	(2)	4	(8)	2
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(16)	366	(10)	352
Pay fixed/receive floating swaps	Other noninterest income	19	(376)	15	(365)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	13	14	36	41

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(2) million and zero for the three months ended September 30, 2012, respectively, and $(3) million and $117 million for the three months ended September 30, 2011, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $(5) million and $(44) million for the nine months ended September 30, 2012, respectively, and $(27) million and $20 million for the nine months ended September 30, 2011, respectively. The ineffective portion was immaterial for the three and nine months ended September 30, 2012 and 2011.

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

The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at September 30, 2012, was $1.7 billion. At September 30, 2012, the Company had $1.4 billion of cash posted as collateral against this net liability position.

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

U. S. Bancorp	63

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the nine months ended September 30, 2012 and 2011, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2012 and 2011, there were no significant changes to the valuation techniques used by the Company to measure fair value.

Cash and Due From Banks The carrying value of cash and due from banks approximate fair value and are classified within Level 1. Fair value is provided for disclosure purposes only.

64	U. S. Bancorp

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

Certain Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $241 million net gain and a $98 million net gain for the three months ended September 30, 2012 and 2011, respectively, and a $501 million net gain and a $38 million net loss for the nine months ended September 30, 2012 and 2011, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U. S. Bancorp	65

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

66	U. S. Bancorp

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

U. S. Bancorp	67

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at September 30, 2012:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	20%	13%
Lifetime probability of default rates	–	5	3
Lifetime loss severity rates	25	80	42
Discount margin	3	7	5
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	2%	10%	6%
Lifetime probability of default rates	3	10	6
Lifetime loss severity rates	20	70	53
Discount margin	3	9	6
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	4	4	4
Lifetime loss severity rates	40	40	40
Discount margin	18	18	18

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2012:

	Minimum	Maximum	Average
Expected prepayment	14%	35%	22%
Discount rate	10	14	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at September 30, 2012:

	Minimum	Maximum	Average
Expected loan close rate	9%	100%	73%
Inherent MSR value (basis points per loan)	10	195	99

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2012, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 97 percent and 6 percent, respectively.

68	U. S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2012
Available-for-sale securities
U.S. Treasury and agencies	$504	$239	$–	$–	$743
Mortgage-backed securities
Residential
Agency	–	29,362	–	–	29,362
Non-agency
Prime (a)	–	–	631	–	631
Non-prime (b)	–	–	340	–	340
Commercial
Agency	–	202	–	–	202
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	42	–	–	42
Other	–	582	16	–	598
Obligations of state and political subdivisions	–	6,457	–	–	6,457
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	700	9	–	709
Perpetual preferred securities	–	278	–	–	278
Other investments	256	12	–	–	268

Total available-for-sale	760	37,880	996	–	39,636
Mortgage loans held for sale	–	9,815	–	–	9,815
Mortgage servicing rights	–	–	1,553	–	1,553
Derivative assets	–	637	1,539	(354)	1,822
Other assets	179	554	–	–	733

Total	$939	$48,886	$4,088	$(354)	$53,559

Derivative liabilities	$–	$2,591	$49	$(1,687)	$953
Other liabilities	39	553	–	–	592

Total	$39	$3,144	$49	$(1,687)	$1,545

December 31, 2011
Available-for-sale securities
U.S. Treasury and agencies	$562	$495	$–	$–	$1,057
Mortgage-backed securities
Residential
Agency	–	40,314	–	–	40,314
Non-agency
Prime (a)	–	–	803	–	803
Non-prime (b)	–	–	802	–	802
Commercial
Agency	–	140	–	–	140
Non-agency	–	–	42	–	42
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	86	120	–	206
Other	–	564	117	–	681
Obligations of state and political subdivisions	–	6,539	–	–	6,539
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	818	9	–	827
Perpetual preferred securities	–	318	–	–	318
Other investments	193	9	–	–	202

Total available-for-sale	755	49,289	1,893	–	51,937
Mortgage loans held for sale	–	6,925	–	–	6,925
Mortgage servicing rights	–	–	1,519	–	1,519
Derivative assets	–	632	1,281	(294)	1,619
Other assets	146	467	–	–	613

Total	$901	$57,313	$4,693	$(294)	$62,613

Derivative liabilities	$–	$2,501	$53	$(1,889)	$665
Other liabilities	75	538	–	–	613

Total	$75	$3,039	$53	$(1,889)	$1,278

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

U. S. Bancorp	69

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
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$713	$(4)		$23		$–	$(61)	$(40)	$–		$–	$631	$26
Non-prime (b)	796	(8)		132		–	(562)	(18)	–		–	340	23
Commercial non-agency	37	–		2		–	(39)	–	–		–	–	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	102	2		(7)		–	(96)	(1)	–		–	–	–
Other	112	1		(4)		3	(93)	(3)	–		–	16	2
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,769	(9	)(c)	146	(f)	3	(851)	(62)	–		–	996	51
Mortgage servicing rights	1,594	(275	)(d)	–		10	–	–	224	(g)	–	1,553	(275	)(d)
Net derivative assets and liabilities	1,360	843	(e)	–		1	(1)	–	–		(713)	1,490	(557	)(h)
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$896	$1		$(2)		$–	$–	$(36)	$–		$–	$859	$(2)
Non-prime (b)	895	(2)		(5)		–	–	(31)	–		–	857	(5)
Commercial non-agency	50	1		(1)		–	(4)	(1)	–		–	45	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	133	3		(2)		–	–	(9)	–		–	125	(2)
Other	129	1		(4)		–	–	(6)	–		–	120	(4)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	2,112	4	(i)	(14	)(f)	–	(4)	(83)	–		–	2,015	(13)
Mortgage servicing rights	1,989	(629	)(d)	–		5	–	–	101	(g)	–	1,466	(629	)(d)
Net derivative assets and liabilities	836	836	(j)	–		–	(2)	–	–		(340)	1,330	77	(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(15) million included in securities gains (losses) and $6 million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $124 million included in other noninterest income and $719 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $7 million included in other noninterest income and $(564) million included in mortgage banking revenue.
(i)	Approximately $(9) million included in other securities gains (losses) and $13 million included in interest income.
(j)	Approximately $445 million included in other noninterest income and $391 million included in mortgage banking revenue.
(k)	Approximately $317 million included in other noninterest income and $(240) million included in mortgage banking revenue.

70	U. S. Bancorp

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
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$803	$(5)		$60	$–	$(109)	$(118)	$–		$–	$631	$58
Non-prime (b)	802	(18)		197	–	(562)	(79)	–		–	340	52
Commercial non-agency	42	1		–	–	(39)	(4)	–		–	–	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	120	12		(8)	–	(103)	(21)	–		–	–	–
Other	117	7		–	3	(93)	(18)	–		–	16	2
Corporate debt securities	9	–		–	–	–	–	–		–	9	–

Total available-for-sale	1,893	(3	)(c)	249 (f)	3	(906)	(240)	–		–	996	112
Mortgage servicing rights	1,519	(705	)(d)	–	39	–	–	700	(g)	–	1,553	(705	)(d)
Net derivative assets and liabilities	1,228	2,050	(e)	–	1	(3)	–	–		(1,786)	1,490	(1,407	)(h)
2011
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$1,103	$4		$22	$–	$(115)	$(155)	$–		$–	$859	$14
Non-prime (b)	947	(4)		27	–	(12)	(101)	–		–	857	26
Commercial non-agency	50	2		(1)	–	(4)	(2)	–		–	45	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	135	10		6	–	–	(26)	–		–	125	7
Other	133	8		(2)	–	–	(19)	–		–	120	(2)
Corporate debt securities	9	–		–	–	–	–	–		–	9	–

Total available-for-sale	2,377	20	(i)	52 (f)	–	(131)	(303)	–		–	2,015	45
Mortgage servicing rights	1,837	(803	)(d)	–	16	–	–	416	(g)	–	1,466	(803	)(d)
Net derivative assets and liabilities	851	1,252	(j)	–	–	(5)	–	–		(768)	1,330	(92	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(37) million included in securities gains (losses) and $34 million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $344 million included in other noninterest income and $1.7 billion included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $6 million included in other noninterest income and $1.4 billion included in mortgage banking revenue.
(i)	Approximately $(24) million included in securities gains (losses) and $44 million included in interest income.
(j)	Approximately $672 million included in other noninterest income and $580 million included in mortgage banking revenue.
(k)	Approximately $303 million included in other noninterest income and $(395) million included in mortgage banking revenue.

U. S. Bancorp	71

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

The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	September 30, 2012				December 31, 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$138	$138	$–	$–	$168	$168
Other assets (b)	–	–	204	204	–	–	310	310

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Loans (a)	$12	$32	$51	$153
Other assets (b)	42	81	129	230

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2012			December 31, 2011
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$9,815	$9,215	$600	$6,925	$6,635	$290
Nonaccrual loans	8	13	(5)	10	15	(5)
Loans 90 days or more past due	2	3	(1)	3	4	(1)

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of September 30, 2012 and December 31, 2011, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

72	U. S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$9,382	$9,382	$–	$–	$9,382	$13,962	$13,962
Federal funds sold and securities purchased under resale agreements	166	–	166	–	166	64	64
Investment securities held-to-maturity	34,509	2,441	32,719	66	35,226	18,877	19,216
Mortgages held for sale (a)	–	–	–	–	–	3	3
Other loans held for sale	64	–	–	64	64	228	228
Loans	213,669	–	–	216,105	216,105	205,082	206,646
Other financial instruments	6,991	–	1,246	5,771	7,017	6,095	6,140
Financial Liabilities
Deposits	244,232	–	244,690	–	244,690	230,885	231,184
Short-term borrowings	27,853	–	27,885	–	27,885	30,468	30,448
Long-term debt	26,264	–	27,264	–	27,264	31,953	32,664

(a)	Balance excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $393 million and $381 million at September 30, 2012 and December 31, 2011, respectively. The carrying value of other guarantees was $423 million and $359 million at September 30, 2012 and December 31, 2011, respectively.

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On July 13, 2012, Visa signed a memorandum of understanding to enter into a settlement agreement to resolve class action claims associated with the multi-district interchange litigation (the “MOU agreement”), the largest of the remaining Visa Litigation matters. The MOU agreement has not yet been approved by the court, is not yet binding, and may be challenged by some class members. At September 30, 2012, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $65 million and included the Company’s estimate of its share of the temporary reduction in interchange rates specified in the MOU agreement. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby become marketable, upon settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 11.

U. S. Bancorp	73

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2012:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$81	$18,323
Third-party borrowing arrangements	—	—	299
Securities lending indemnifications	8,982	—	8,737
Asset sales	—	305	2,710	(a)
Merchant processing	772	80	81,280
Contingent consideration arrangements	—	3	6
Tender option bond program guarantee	5,329	—	5,047
Minimum revenue guarantees	—	17	31
Other	—	18	3,436

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada and Europe for airline companies. In the event of liquidation of these merchants, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2012, the value of airline tickets purchased to be delivered at a future date was $5.9 billion. The Company held collateral of $610 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2012, the Company had reserved $220 million for potential losses from representation and warranty obligations, compared with $160 million at December 31, 2011. The $60 million increase was primarily the result of the GSEs increasing the number of loans selected for repurchase review. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and assumptions about defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2012	2011	2012	2011
Balance at beginning of period	$216	$173	$160	$180
Net realized losses	(32)	(31)	(88)	(106)
Additions to reserve	36	20	148	88

Balance at end of period	$220	$162	$220	$162

As of September 30, 2012 and December 31, 2011, the Company had $118 million and $105 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

74	U. S. Bancorp

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

Mortgage-Related Actions and Investigations During the second quarter of 2011, the Company and its two primary banking subsidiaries entered into Consent Orders with U.S. federal banking regulators regarding the Company’s residential mortgage servicing and foreclosure processes. The banking regulators have notified the Company of civil money penalties related to the Consent Orders; however, these penalties are not significant.

Other federal and state governmental authorities have reached a settlement agreement with five major financial institutions regarding their mortgage origination, servicing, and foreclosure activities. Those governmental authorities contacted other financial institutions, including the Company, to discuss their potential participation in a settlement. The Company has not agreed to any settlement at this point; however, if a settlement were reached it would likely include an agreement to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place). The Company has accrued $130 million with respect to these and related matters.

The Company is currently subject to other investigations and examinations by government agencies concerning mortgage-related practices, including those related to Federal Housing Administration insured residential home loans.

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

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2012 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U. S. Bancorp	75

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2012			2011
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$72,454	$475	2.62%	$66,252	$511	3.08%	9.4%
Loans held for sale	8,432	76	3.59	3,946	42	4.17	*
Loans (b)
Commercial	62,192	546	3.50	52,344	521	3.96	18.8
Commercial real estate	36,630	413	4.49	35,569	414	4.62	3.0
Residential mortgages	40,969	464	4.52	34,026	408	4.79	20.4
Credit card	16,551	425	10.22	16,057	389	9.60	3.1
Other retail	47,991	621	5.15	48,380	671	5.51	(.8)

Total loans, excluding covered loans	204,333	2,469	4.81	186,376	2,403	5.12	9.6
Covered loans	12,595	201	6.36	15,793	235	5.91	(20.2)

Total loans	216,928	2,670	4.90	202,169	2,638	5.19	7.3
Other earning assets	11,145	63	2.24	13,902	67	1.92	(19.8)

Total earning assets	308,959	3,284	4.24	286,269	3,258	4.53	7.9
Allowance for loan losses	(4,584)			(5,079)			9.7
Unrealized gain (loss) on investment securities	1,184			470			*
Other assets	40,094			39,921			.4

Total assets	$345,653			$321,581			7.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$68,127			$58,606			16.2%
Interest-bearing deposits
Interest checking	43,207	8	.07	41,042	14	.14	5.3
Money market savings	47,530	18	.15	44,623	16	.14	6.5
Savings accounts	29,743	17	.22	27,042	26	.38	10.0
Time certificates of deposit less than $100,000	14,362	60	1.67	15,251	74	1.92	(5.8)
Time deposits greater than $100,000	36,312	69	.76	28,805	72	.99	26.1

Total interest-bearing deposits	171,154	172	.40	156,763	202	.51	9.2
Short-term borrowings	27,843	103	1.49	30,597	143	1.86	(9.0)
Long-term debt	27,112	226	3.33	31,609	289	3.64	(14.2)

Total interest-bearing liabilities	226,109	501	.88	218,969	634	1.15	3.3
Other liabilities	11,624			9,961			16.7
Shareholders’ equity
Preferred equity	4,769			2,606			83.0
Common equity	33,850			30,481			11.1

Total U.S. Bancorp shareholders’ equity	38,619			33,087			16.7
Noncontrolling interests	1,174			958			22.5

Total equity	39,793			34,045			16.9

Total liabilities and equity	$345,653			$321,581			7.5

Net interest income		$2,783			$2,624

Gross interest margin			3.36%			3.38%

Gross interest margin without taxable-equivalent increments			3.29%			3.30%

Percent of Earning Assets
Interest income			4.24%			4.53%
Interest expense			.65			.88

Net interest margin			3.59%			3.65%

Net interest margin without taxable-equivalent increments			3.52%			3.57%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

76	U. S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2012			2011
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$72,371	$1,487	2.74%	$61,907	$1,479	3.19%	16.9%
Loans held for sale	7,557	208	3.67	4,382	139	4.22	72.5
Loans (b)
Commercial	59,790	1,620	3.62	50,383	1,539	4.08	18.7
Commercial real estate	36,389	1,228	4.51	35,417	1,210	4.57	2.7
Residential mortgages	39,328	1,357	4.60	32,854	1,201	4.88	19.7
Credit card	16,675	1,267	10.15	16,022	1,141	9.52	4.1
Other retail	47,940	1,873	5.22	48,154	1,992	5.53	(.4)

Total loans, excluding covered loans	200,122	7,345	4.90	182,830	7,083	5.18	9.5
Covered loans	13,609	633	6.21	16,703	704	5.63	(18.5)

Total loans	213,731	7,978	4.98	199,533	7,787	5.22	7.1
Other earning assets	10,610	185	2.32	13,483	187	1.85	(21.3)

Total earning assets	304,269	9,858	4.33	279,305	9,592	4.59	8.9
Allowance for loan losses	(4,677)			(5,275)			11.3
Unrealized gain (loss) on investment securities	1,000			137			*
Other assets	40,215			39,912			.8

Total assets	$340,807			$314,079			8.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$65,423			$50,558			29.4%
Interest-bearing deposits
Interest checking	45,522	37	.11	42,335	50	.16	7.5
Money market savings	45,977	44	.13	45,091	62	.18	2.0
Savings accounts	29,383	53	.24	26,304	89	.45	11.7
Time certificates of deposit less than $100,000	14,695	191	1.73	15,294	219	1.92	(3.9)
Time deposits greater than $100,000	31,978	205	.86	30,153	226	1.00	6.1

Total interest-bearing deposits	167,555	530	.42	159,177	646	.54	5.3
Short-term borrowings	28,942	356	1.65	30,597	411	1.80	(5.4)
Long-term debt	29,388	786	3.57	31,786	860	3.62	(7.5)

Total interest-bearing liabilities	225,885	1,672	.99	221,560	1,917	1.16	2.0
Other liabilities	11,305			9,377			20.6
Shareholders’ equity
Preferred equity	4,250			2,349			80.9
Common equity	32,855			29,350			11.9

Total U.S. Bancorp shareholders’ equity	37,105			31,699			17.1
Noncontrolling interests	1,089			885			23.1

Total equity	38,194			32,584			17.2

Total liabilities and equity	$340,807			$314,079			8.5

Net interest income		$8,186			$7,675

Gross interest margin			3.34%			3.43%

Gross interest margin without taxable-equivalent increments			3.27%			3.35%

Percent of Earning Assets
Interest income			4.33%			4.59%
Interest expense			.74			.92

Net interest margin			3.59%			3.67%

Net interest margin without taxable-equivalent increments			3.52%			3.59%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U. S. Bancorp	77

Part II — Other Information

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2012.

Item 6. Exhibits

10.1	Form of 2012 Restricted Stock Award Agreement under U.S Bancorp Amended and Restated 2007 Stock Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

78	U. S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
DATE: November 5, 2012		(Principal Accounting Officer and Duly Authorized Officer)

U. S. Bancorp	79

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Earnings
1. Net income attributable to U.S. Bancorp	$1,474	$4,227
2. Applicable income taxes, including expense related to unrecognized tax positions	593	1,684

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$2,067	$5,911

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$329	$1,139
b. Portion of rents representative of interest and amortization of debt expense	25	77

c. Fixed charges excluding interest on deposits (4a + 4b)	354	1,216
d. Interest on deposits	172	530

e. Fixed charges including interest on deposits (4c + 4d)	$526	$1,746

5. Amortization of interest capitalized	$–	$–
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,421	7,127
7. Earnings including interest on deposits (3 + 4e + 5)	2,593	7,657
8. Fixed charges excluding interest on deposits (4c)	354	1,216
9. Fixed charges including interest on deposits (4e)	526	1,746
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	6.84	5.86
11. Including interest on deposits (line 7/line 9)	4.93	4.39

*	Excludes interest expense related to unrecognized tax positions

80	U. S. Bancorp

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: November 5, 2012

U. S. Bancorp	81

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: November 5, 2012

82	U. S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 5, 2012

U. S. Bancorp	83

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