Form 10-K
period 2012-12-31
US BANCORP \DE\
filed 2013-02-22
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(651) 446-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $60.8 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Stock, $.01 par value per share	1,863,384,793

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2012 (2012 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2013 (Proxy Statement)	Part III

PART I

Item 1.	Business

General Business Description

U.S. Bancorp (“U.S. Bancorp” or the “Company”) is a multi-state financial services holding company headquartered in Minneapolis, Minnesota. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, capital markets, and trust and investment management services. It also engages in credit card services, merchant and ATM processing, mortgage banking, insurance, brokerage and leasing.

U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $51 million to $254 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers focusing on specific targeted industries. Lending services include traditional credit products as well as credit card services, leasing, financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets, and fund processing services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,084 banking offices principally operating in the Midwest and West regions of the United States. The Company operates a network of 5,065 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Lending products may be originated through banking offices, indirect correspondents, brokers and other lending sources. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Affiliates of Elavon provide similar merchant services in Canada, Mexico, Brazil and segments of Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2012, U.S. Bancorp employed 64,486 people.

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

Government Policies

The operations of the Company’s various operating units are affected by federal and state legislative changes and by policies of various regulatory authorities, including those of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

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

Dodd-Frank Act The Dodd-Frank Act significantly changed the regulatory framework for financial services companies, and requires significant rulemaking and numerous studies and reports over the next several years. Among other things, it created a new Financial Stability Oversight Council (the “Council”) with broad authority to make recommendations covering enhanced prudential standards and more stringent supervision for large bank holding companies and certain non-bank financial services companies. The Dodd-Frank Act significantly reduced interchange fees on debit card transactions, changed the preemption of state laws applicable to national banks, increased the regulation of consumer mortgage banking and made numerous other changes, some of which are discussed below.

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Federal Reserve Regulation The Company elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (the “GLBA”). Under the GLBA’s system of functional regulation, the Federal Reserve acts as an umbrella regulator for the Company, and certain of the Company’s subsidiaries are regulated directly by additional agencies based on the particular activities of those subsidiaries. The Company’s banking subsidiaries are regulated by the Office of the Comptroller of the Currency (the “OCC”) and also by the Federal Reserve and the FDIC in certain areas. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of a bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments and certain types of activities.

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

Federal Reserve regulations also provide that, if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in the additional activities in which only financial holding companies may engage. See “Community Reinvestment Act” below. At December 31, 2012, the Company’s depository-institution subsidiaries met the capital, management and CRA requirements necessary to permit the Company to conduct the broader activities permitted for financial holding companies under the GLBA.

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

Enhanced Prudential Standards/Early Remediation In 2011, the Federal Reserve issued a proposed rule relating to enhanced prudential standards required under the Dodd-Frank Act for bank holding companies with over $50 billion in consolidated assets. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. The proposal requires the Federal Reserve to conduct annual supervisory capital adequacy stress tests of covered companies under baseline, adverse and severely adverse scenarios, and requires covered companies to conduct their own capital adequacy stress tests. The proposal would provide for notification to a covered company as to which the Council has determined to impose a debt-to-equity ratio of no more than 15-to-1, based upon the determination by the Council that (a) such company poses a grave threat to the financial stability of the United States and (b) the imposition of such a requirement is necessary to mitigate the risk that the company poses to the financial stability of the United States.

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

The Company generally is not required to obtain Federal Reserve approval to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. However, the Dodd-Frank Act added a provision requiring approval if the total consolidated assets to be acquired exceed $10 billion. Financial holding companies are also required to obtain the approval of the Federal Reserve before they may acquire more than 5 percent of the voting shares or substantially all of the assets of an unaffiliated bank holding company, bank or savings association.

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

The Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. Under the Dodd-Frank Act, banks are permitted to establish new branches in another state to the same extent as banks chartered in that state.

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

Dividends payable by U.S. Bank National Association, U.S. Bank National Association ND and the Company’s trust bank subsidiaries, as national banking associations, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 22 of the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report for the amount of dividends that the Company’s principal banking subsidiaries could pay to the Company at December 31, 2012, without the approval of their banking regulators.

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

Capital Requirements The Company is subject to regulatory capital requirements (the Basel I or general risk-based capital rules) established by the Federal Reserve, and the Company’s subsidiary banks are subject to substantially similar rules established by the OCC. These requirements are currently the subject of significant changes as a result of the Basel capital proposals and the implementation of these proposals by banking regulators in the United States. Regulatory capital requirements will also change due to implementation of the provisions of the Dodd-Frank Act. Minimum regulatory capital levels are expected to significantly increase as these requirements are adopted and implemented.

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

Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to RWA) of 8 percent and a Tier 1 capital ratio (Tier 1 capital to RWA) of 4 percent. At December 31, 2012, the Company’s consolidated total capital ratio was 13.1 percent and its Tier 1 capital ratio was 10.8 percent. For a further description of these guidelines, see Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is 3 percent for bank holding companies that are considered “strong” under Federal Reserve guidelines or which have implemented the Federal Reserve’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4 percent. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. At December 31, 2012, the Company’s leverage ratio was 9.2 percent.

The Dodd-Frank Act effectively eliminated differences between the minimum capital requirements applicable to insured depository institutions and their holding companies by phasing out the use of hybrid debt instruments (such as trust preferred securities) in determining holding company regulatory capital.

For additional information regarding the Company’s regulatory capital, see Capital Management in the Company’s 2012 Annual Report on pages 58 to 59.

Basel II and III The Basel Committee on Banking Supervision (the “BCBS”) is an international organization which has the goal of creating international standards for banking regulation. The Federal Reserve and the OCC approved a final rule in 2007 adopting international guidelines established by the BCBS known as “Basel II.” Basel II established three guiding principles: (a) capital adequacy, (b) supervisory review (including the computation of capital and internal assessment processes), and (c) market discipline (including increased disclosure requirements). The Company began the parallel run phase of its Basel II implementation process in 2011. The Company must complete the parallel run to the satisfaction of the Federal Reserve and the OCC before it may use the Basel II advanced approaches to calculate its risk-based capital requirements.

In December 2010, the BCBS issued a new set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were revised in June 2011. The Basel III capital guidelines increase minimum capital requirements, and when fully implemented, will require bank holding companies to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5 percent plus a 2.5 percent capital conservation buffer.

The Federal Reserve and the OCC issued three notices of proposed rulemaking in June 2012 (the “Basel III NPRs”) that would revise the regulatory risk-based capital and leverage requirements for banks in the United States consistent with the BCBS proposals. The proposed revisions include the implementation of a more conservative definition of capital, a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement, and a supplementary leverage ratio. Also, consistent with Basel III, the Federal Reserve and the OCC have proposed limiting capital distributions and certain discretionary bonus payments to executives if banks do not maintain specified capital buffers in addition to meeting minimum risk-based capital requirements. In addition, the regulators have proposed to revise the calculation of risk-weighted assets under the general risk-based capital rule applicable to all banks and the calculation of the Basel II advanced approach risk-based capital rules, both of which apply to the Company.

The Basel III NPRs provided for an implementation date of January 1, 2013 and a transition period extending to 2019. However, the regulators have delayed the finalization of the proposals. At present, there is no indication from the Federal Reserve and the OCC as to when the final rules will be published or the implications that this delay will have on implementation or the transition period.

Comprehensive Capital Analysis and Review The Federal Reserve’s Capital Plans rule requires large bank holding companies with assets in excess of $50 billion to submit capital plans to the Federal Reserve on an annual basis and to obtain approval from the Federal Reserve for capital distributions projected in the capital plan. The Comprehensive Capital Analysis and Review (“CCAR”) of the Company’s capital plan consists of a number of mandatory elements, including an assessment of the Company’s sources and uses of capital over a nine-quarter planning horizon assuming both expected and stressful conditions; a detailed description of the Company’s process for assessing capital adequacy; a demonstration of the Company’s ability to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent under expected and stressful conditions; and a demonstration of the Company’s ability to achieve, readily and without difficulty, the capital ratios required by the Basel III framework as it comes into effect in the United States.

The Company submitted its 2013 capital plan to the Federal Reserve on January 6, 2013, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than March 31, 2013.

Stress Testing The stress testing required as part of the CCAR process includes company-run stress tests employing stress scenarios developed by the Company as well as stress scenarios provided by the Federal

Reserve. The Company also submits stress tests incorporating the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across bank holding companies. The Federal Reserve also conducts a supervisory stress test employing its severely adverse stress scenario and its internal supervisory models, which incorporates both the Company’s planned capital actions and the Dodd-Frank Act capital actions. The Federal Reserve and the Company are required to publish the results of the annual supervisory and annual company-run stress tests (for severely adverse scenarios only), respectively, no later than March 31 of each year. In addition to the stress tests produced in connection with the CCAR, all large bank holding companies are also required to submit a mid-cycle company-run stress test based on stress scenarios developed by the Company. The results of this stress test must be submitted to the Federal Reserve for review in early July of each year. The Company is required to publish its results of this stress test no later than the end of September of each year.

Depository institutions with assets in excess of $50 billion are required to submit an annual company-run stress test which runs concurrently with, and is submitted at the same time as, the CCAR. The stress test is based on the OCC’s stress scenario assumptions and capital actions that are appropriate for the economic conditions assumed in each scenario. The Company’s principal banking subsidiary, U.S. Bank National Association, submitted its stress test in accordance with regulatory requirements in January 2013. The Company is required to publish the results of this stress test no later than March 31, 2013.

Basel III Liquidity Proposals The BCBS proposed in 2009 two minimum standards for limiting liquidity risk: The Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon. In January 2012, the BCBS further revised the proposals and delayed the implementation date to January 1, 2015; the requirements would be phased in over the next four succeeding years. Domestic regulators are expected to issue a notice of proposed rulemaking defining the LCR and NSFR for United States implementation sometime in the future.

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

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000, and extended the unlimited insurance of non-interest bearing transaction accounts under the FDIC Transaction Account Guaranty program to January 1, 2013. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions, which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule was to increase the FDIC premiums paid by the Company’s banking subsidiaries.

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

Orderly Liquidation Authority In 2011, under the Dodd-Frank Act, the FDIC adopted a rule providing for a comprehensive framework for the orderly liquidation of a covered financial company. A covered financial company is a financial company (including a bank holding company, but not an insured depository), in situations where the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President) that the conditions set forth in the Dodd-Frank Act regarding the impact of the financial company’s failure have been met. The rule sets forth a comprehensive method for the receivership of a covered financial company. The Company is a financial company and therefore is potentially subject to the orderly liquidation authority of the FDIC. In preparation for the potential exercise of this authority, the FDIC created the Office of Complex Financial Institutions. Its duties include the continuous review and oversight of bank holding companies with assets of more than $100 billion.

Resolution Plans The Federal Reserve and the FDIC have adopted a rule to implement the requirements of the Dodd-Frank Act regarding annual resolution plans for bank holding companies with assets of $50 billion or more (so-called “Living Wills”). The rule requires each covered company to produce a resolution plan that includes information regarding the manner and extent to which any insured depository institution affiliated with the company is adequately protected from risks arising from the activities of any nonbank subsidiaries of the company; full descriptions of ownership structure, assets, liabilities and contractual obligations of the company; identification of the cross-guarantees tied to different securities; identification of major counterparties; a process for determining to whom the collateral of the company is pledged; and any other information that the Federal Reserve and the FDIC jointly require by rule or order. Plans must analyze baseline, adverse, and severely adverse economic condition impacts. The plan must demonstrate, in the event of material financial distress or failure of the covered company, a reorganization or liquidation of the covered company under the federal bankruptcy code that could be accomplished within a reasonable period of time and in a manner that substantially mitigates the risk that the failure of the covered company would have serious adverse effects on financial stability in the United States. Covered companies and their subsidiaries are subject to more stringent capital, leverage and liquidity requirements or restrictions on growth, activities or operations if they fail to file an acceptable plan.

In January 2012, the FDIC adopted a final rule requiring an insured depository institution with $50 billion or more in total assets to submit periodically to the FDIC a contingency plan for the resolution of such institution in the event of its failure. The rule requires a covered depository institution to submit a resolution plan that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to be realized by the institution’s creditors. The Company will be required to file both resolution plans in December 2013.

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

Covered transactions between the Company’s banking subsidiaries and their affiliates are also subject to certain collateralization requirements. All covered transactions, including transactions with a third party in which an affiliate of the banking subsidiary has a financial interest, must be conducted on market terms. “Covered transactions” are defined to include (a) a loan or extension of credit by a bank subsidiary to an affiliate, (b) a purchase of securities issued to a banking subsidiary by an affiliate, (c) a purchase of assets (unless otherwise exempted by the Federal Reserve) by the banking subsidiary from an affiliate, (d) the acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate. The Dodd-Frank Act eliminated the special treatment for transactions with financial subsidiaries and added derivative and securities lending transactions to the definition of “covered transactions.”

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

Securities regulators impose capital requirements on USBII and monitor its financial operations with periodic financial reviews. In addition, USBII is a member of the Securities Investor Protection Corporation.

The operations of First American Funds money market funds also are subject to regulation by the SEC.

The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Regulation of Derivatives and the Swap Marketplace Under the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) has issued, and will issue additional rules regarding the regulation of the swaps marketplace. The rules require swap dealers to register with the CFTC and will require them to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, and to be subject to certain capital and margin requirements. On December 31, 2012, the Company’s primary banking subsidiary, U.S. Bank National Association, became a registered swap dealer.

The Volcker Rule — Proprietary Trading of Securities, Derivatives, and Certain other Financial Instruments In 2012, the SEC, the Federal Reserve, the OCC and the FDIC proposed a rule to implement the so-called “Volcker Rule” under the Dodd-Frank Act. The Volcker Rule prohibits banking entities from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity’s own accord, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. This rule will apply to the Company, its banking subsidiaries and their affiliates. The requirements will become effective in July 2014. This rule is expected to be issued in final form in 2013.

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

Consumer Financial Protection Bureau Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial law. The CFPB regulates and examines the Company and its banks and other subsidiaries with respect to matters that relate to these laws and consumer financial services and products. The CFPB undertook numerous rule-making and other initiatives in 2012, and will continue to do so in 2013. The CFPB’s rulemaking, examination and enforcement authority is expected to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company and its subsidiary banks and companies. In January 2013, select final rules required by the Dodd-Frank Act were issued related to residential mortgage origination and servicing. The substance of these rules go into effect January 2014.

Other Supervision and Regulation The activities of U.S. Bank National Association and U.S. Bank National Association ND, as consumer lenders, are also subject to regulation under numerous United States federal laws and state consumer protection statutes.

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

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2012 Annual Report on page 22 under the heading “Acquisitions”; and on pages 61 to 65 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2012 Annual Report on pages 145 to 154 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item	2. Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2012, the Company’s subsidiaries owned and operated a total of 1,521 facilities and leased an additional 1,971 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 8 and 21 of the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Capital Covenants

The Company has entered into several transactions involving the issuance of capital securities (“Capital Securities”) by certain Delaware statutory trusts formed by the Company (the “Trusts”), the issuance by the Company of preferred stock (“Preferred Stock”) or the issuance by an indirect subsidiary of U.S. Bank National Association of preferred stock exchangeable for the Company’s Preferred Stock under certain circumstances (“Exchangeable Preferred Stock”). Simultaneously with the closing of each of those transactions, the Company entered into a replacement capital covenant, as amended from time to time (as amended, each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or U.S. Bank National Association (the “Covered Debt”). Each of the Replacement Capital Covenants provides that neither the Company nor any of its subsidiaries (including any of the Trusts) will repay, redeem or purchase any of the Preferred Stock, Exchangeable Preferred Stock or the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, unless the Company has received proceeds from the sale of qualifying securities that (a) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Preferred Stock, the Exchangeable Preferred Stock, the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (b) the Company has obtained the prior approval of the Federal Reserve, if such approval is then required by the Federal Reserve or, in the case of the Exchangeable Preferred Stock, the approval of the OCC.

The Company will provide a copy of any Replacement Capital Covenant to a holder of the relevant Covered Debt. For copies of any of these documents, holders should write to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402, or call (866) 775-9668.

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 3.442% Remarketed Junior Subordinated Notes due 2016 (CUSIP No. 902973AV8)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 3.442% Remarketed Junior Subordinated Notes due 2016 (CUSIP No. 902973AV8)
12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed- Floating-Rate Exchangeable Non-cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not Applicable	U.S. Bancorp’s 3.442% Remarketed Junior Subordinated Notes due 2016 (CUSIP No. 902973AV8)
3/17/08	U.S. Bancorp	U.S. Bancorp’s 20,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 3.442% Remarketed Junior Subordinated Notes due 2016 (CUSIP No. 902973AV8)
6/10/10	U.S. Bancorp	U.S. Bancorp’s 574,622 Depositary Shares ($1,000 per Depositary Share) each representing a 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 3.442% Remarketed Junior Subordinated Notes due 2016 (CUSIP No. 902973AV8)
4/20/12	U.S. Bancorp	U.S. Bancorp’s 43,400,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 3.442% Remarketed Junior Subordinated Notes due 2016 (CUSIP No. 902973AV8)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.
(b)	Under certain circumstances, upon the direction of the OCC, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 13, 2012, the Company announced that its Board of Directors had approved an authorization to repurchase 100 million shares of common stock through March 31, 2013. All shares repurchased during the fourth quarter of 2012 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1-31	861,720	$33.41	861,720	66,030,713
November 1-30	4,131,223	32.88	4,131,223	61,899,490
December 1-31	7,784,647	31.83	7,784,647	54,114,843

Total	12,777,590	$32.28	12,777,590	54,114,843

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2012 Annual Report on page 144 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2012 Annual Report on page 21 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2012 Annual Report on pages 20 to 70 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2012 Annual Report on pages 36 to 59 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2012 Annual Report on pages 71 to 144 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),”

“U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2012 Annual Report on page 70 under the heading “Controls and Procedures” and on pages 71 and 73 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

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

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 52, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Cecere, 52, has served in this position since February 2007. Until that time, he served as Vice Chairman, Wealth Management and Securities Services of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

James L. Chosy

Mr. Chosy, 49, will become Executive Vice President, General Counsel and Corporate Secretary of U.S. Bancorp on March 1, 2013. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Mr. Dolan, 51, has served in this position since July 2010. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore, 56, will become Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp on March 1, 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation.

Richard C. Hartnack

Mr. Hartnack is Vice Chairman, Consumer and Small Business Banking, of U.S. Bancorp. Mr. Hartnack, 67, has served in this position since April 2005, when he joined U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Vice Chairman of Union Bank of California from 1991 to 2005 with responsibility for Community Banking and Investment Services. Mr. Hartnack will retire as U.S. Bancorp’s Vice Chairman, Consumer and Small Business Banking, on March 1, 2013.

Richard J. Hidy

Mr. Hidy is Executive Vice President and Chief Risk Officer of U.S. Bancorp. Mr. Hidy, 50, has served in this position since 2005. From 2003 until 2005, he served as Senior Vice President and Deputy General Counsel of U.S. Bancorp, having served as Senior Vice President and Associate General Counsel of U.S. Bancorp and Firstar Corporation since 1999.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman, Commercial Real Estate, of U.S. Bancorp. Mr. Hoesley, 58, has served in this position since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman, Payment Services, of U.S. Bancorp. Ms. Joseph, 53, has served in this position since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

Michael S. LaFontaine

Mr. LaFontaine is Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp. Mr. LaFontaine, 34, has served in this position since October 2012. From 2007 to 2012, he served as Senior Vice President with responsibility for U.S. Bancorp’s corporate compliance, anti-money laundering, and fair lending divisions, and also served as Chief Compliance Officer since 2005.

Howell D. McCullough III

Mr. McCullough is Executive Vice President and Chief Strategy Officer of U.S. Bancorp and Head of U.S. Bancorp’s Enterprise Revenue Office. Mr. McCullough, 56, has served in these positions since September 2007. From July 2005 until September 2007, he served as Director of Strategy and Acquisitions of the Payment Services business of U.S. Bancorp. He also served as Chief Financial Officer of the Payment Services business from October 2006 until September 2007. From March 2001 until July 2005, he served as Senior Vice President and Director of Investor Relations at U.S. Bancorp.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 64, has served in this position since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP. Mr. Mitau will retire as U.S. Bancorp’s Executive Vice President, General Counsel and Corporate Secretary, on March 1, 2013.

P.W. Parker

Mr. Parker is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Parker, 56, has served in this position since October 2007. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Payne, 65, has served in this position since November 2010, when he assumed the additional responsibility for Commercial Banking at U.S. Bancorp. From July 2006, when he joined U.S. Bancorp, until November 2010, Mr. Payne served as Vice Chairman, Corporate Banking at U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Kent V. Stone

Mr. Stone, 55, will become Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp on March 1, 2013. He served as an Executive Vice President of U.S. Bancorp from 2000 to 2013, most recently with responsibility for Consumer Banking Support Services since 2006, and held other senior leadership positions with U.S. Bancorp since 1991.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 47, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

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

Additional Information

Additional information in response to this Item 10 can be found in the Company’s Proxy Statement under the headings “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors” and “Corporate Governance — Board Meetings and Committees.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in the Company’s Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(1)
Equity compensation plans approved by security holders(2)	66,936,326	$28.64	58,012,100
Equity compensation plans not approved by security holders(3)	1,623,537	—	—

Total	68,559,863	$27.96	58,012,100

(1)	No shares are available for granting future awards under the U.S. Bancorp 2001 Stock Incentive Plan. The 58,012,100 shares available under the Amended and Restated 2007 Stock Incentive Plan are available for future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 17,864,398 of these shares are available for future grants of awards other than stock options or stock appreciation rights.
(2)	Includes shares underlying stock options, performance-based restricted stock units (awarded to the members of the Company’s managing committee and convertible into shares of the Company’s common stock on a one-for-one basis), and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the Amended and Restated 2007 Stock Incentive Plan and the U.S. Bancorp 2001 Stock Incentive Plan. Excludes 137,620 shares, with a weighted-average exercise price of $19.86, underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp.
(3)	These shares of common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. The weighted-average exercise price does not include any assumed price at issuance of shares that may be issuable pursuant to the deferred compensation plans.

The deferred compensation plans allow non-employee directors and members of the Company’s senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock may be received at the time of distribution, at the election of the participant, in the form of shares of U.S. Bancorp common stock. The 1,623,537 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2012. The U.S. Bank Executive Employee Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2012 and 2011

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2012

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2012

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2012

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2012

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

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

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended March 31, 2012.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on January 20, 2010.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2)10.6(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.6(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.6(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.6(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.6(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.6(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.7(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.8(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.8(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.9(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.10(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.10(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.11(a)

Form of Executive Severance Agreement, effective November 16, 2001, between

U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.11(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.12	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.13	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.14	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.

(1)(2)10.15	Form of Executive Officer Restricted Stock Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.17(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.17(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.18	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.19	Offer of Employment to Richard C. Hartnack. Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.20(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.

(1)(2)10.20(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.21	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.22	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.23	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.24	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.25	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.26	Form of 2007 Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 8-K filed on April 18, 2007.

(1)(2)10.27	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.28	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(1)(2)10.29	Form of 2008 Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2008.

(1)(2)10.30	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.31	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.32	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

(1)(2)10.34	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2012.

(1)(2)10.35	Form of 2010 Retention Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 18, 2010.

(1)(2)10.36	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.37	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2012 Annual Report, pages 20 through 154 and 157.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 22, 2013, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ RICHARD K. DAVIS

Richard K. Davis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

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

Signature and Title

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

Dated: February 22, 2013

By:	/s/ LEE R. MITAU
Lee R. Mitau
Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary