Form 10-Q
period 2013-03-31
US BANCORP \DE\
filed 2013-05-03
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2013 1,849,642,233 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Global and domestic economies could fail to recover from the recent economic downturn or could experience another severe contraction, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, interest rate risk, and liquidity risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,709	$2,690	.7%
Noninterest income	2,160	2,239	(3.5)
Securities gains (losses), net	5	–	*
Total net revenue	4,874	4,929	(1.1)
Noninterest expense	2,470	2,560	(3.5)
Provision for credit losses	403	481	(16.2)
Income before taxes	2,001	1,888	6.0
Taxable-equivalent adjustment	56	56	–
Applicable income taxes	558	527	5.9
Net income	1,387	1,305	6.3
Net (income) loss attributable to noncontrolling interests	41	33	24.2
Net income attributable to U.S. Bancorp	$1,428	$1,338	6.7
Net income applicable to U.S. Bancorp common shareholders	$1,358	$1,285	5.7
Per Common Share
Earnings per share	$.73	$.68	7.4%
Diluted earnings per share	.73	.67	9.0
Dividends declared per share	.195	.195	–
Book value per share	18.71	16.94	10.4
Market value per share	33.93	31.68	7.1
Average common shares outstanding	1,858	1,901	(2.3)
Average diluted common shares outstanding	1,867	1,910	(2.3)
Financial Ratios
Return on average assets	1.65%	1.60%
Return on average common equity	16.0	16.2
Net interest margin (taxable-equivalent basis) (a)	3.48	3.60
Efficiency ratio (b)	50.7	51.9
Net charge-offs as a percent of average loans outstanding	.79	1.09
Average Balances
Loans	$222,421	$210,161	5.8%
Loans held for sale	8,764	6,879	27.4
Investment securities (c)	73,467	71,476	2.8
Earning assets	313,992	300,044	4.6
Assets	351,387	336,287	4.5
Noninterest-bearing deposits	66,400	63,583	4.4
Deposits	245,018	228,284	7.3
Short-term borrowings	28,164	29,062	(3.1)
Long-term debt	25,404	31,551	(19.5)
Total U.S. Bancorp shareholders' equity	39,177	35,415	10.6

	March 31, 2013	December 31, 2012
Period End Balances
Loans	$223,351	$223,329	–%
Investment securities	75,286	74,528	1.0
Assets	355,447	353,855	.4
Deposits	248,012	249,183	(.5)
Long-term debt	25,239	25,516	(1.1)
Total U.S. Bancorp shareholders' equity	39,531	38,998	1.4
Asset Quality
Nonperforming assets	$2,406	$2,671	(9.9)
Allowance for credit losses	4,708	4,733	(.5)
Allowance for credit losses as a percentage of period-end loans	2.11%	2.12%
Capital Ratios
Tier 1 capital	11.0%	10.8%
Total risk-based capital	13.2	13.1
Leverage	9.3	9.2
Tangible common equity to tangible assets (d)	7.4	7.2
Tangible common equity to risk-weighted assets using Basel I definition (d)	8.8	8.6
Tier 1 common equity to risk-weighted assets using Basel I definition (d)	9.1	9.0
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	8.2	8.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures on page 31.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.4 billion for the first quarter of 2013, or $.73 per diluted common share, compared with $1.3 billion, or $.67 per diluted common share for the first quarter of 2012. Return on average assets and return on average common equity were 1.65 percent and 16.0 percent, respectively, for the first quarter of 2013, compared with 1.60 percent and 16.2 percent, respectively, for the first quarter of 2012. The provision for credit losses was $30 million lower than net charge-offs for the first quarter of 2013, compared with $90 million lower than net charge-offs for the first quarter of 2012.

Total net revenue, on a taxable-equivalent basis, for the first quarter of 2013 was $55 million (1.1 percent) lower than the first quarter of 2012, reflecting a 3.3 percent decrease in noninterest income, partially offset by a .7 percent increase in net interest income. The increase in net interest income over a year ago was the result of higher average earning assets, continued growth in lower cost core deposit funding and the positive impact from maturities of higher rate long-term debt during 2012, partially offset by decreases in loan and investment securities yields. Noninterest income decreased over a year ago, primarily due to lower mortgage banking and other revenue, partially offset by an increase in payments-related revenue and trust and investment management fees.

Noninterest expense in the first quarter of 2013 was $90 million (3.5 percent) lower than the first quarter of 2012, primarily due to favorable variances in litigation, regulatory and insurance-related costs and lower marketing and business development expense, partially offset by higher compensation and employee benefits expense.

The provision for credit losses for the first quarter of 2013 of $403 million was $78 million (16.2 percent) lower than the first quarter of 2012. Net charge-offs in the first quarter of 2013 were $433 million, compared with $571 million in the first quarter of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the first quarter of 2013, an increase of $19 million (.7 percent) over the first quarter of 2012. The increase was the result of growth in average earning assets and lower cost core deposit funding, partially offset by a lower net interest margin. Average earning assets were $13.9 billion (4.6 percent) higher in the first quarter of 2013, compared with the first quarter of 2012, driven by increases of $12.3 billion (5.8 percent) in loans, $2.0 billion (2.8 percent) in investment securities and $1.9 billion (27.4 percent) in loans held for sale, partially offset by a decrease in other earning assets of $2.2 billion (19.0 percent) primarily due to lower cash balances held at the Federal Reserve. The net interest margin in the first quarter of 2013 was 3.48 percent, compared with 3.60 percent in the first quarter of 2012. The decrease in the net interest margin from the first quarter of 2012 primarily reflected higher balances in lower-yielding investment securities and loans, partially offset by lower rates on deposits, maturities of higher rate long-term debt during 2012 and a reduction in the cash balances held at the Federal Reserve. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average total loans for the first quarter of 2013 were $12.3 billion (5.8 percent) higher than the first quarter of 2012, driven by growth in residential mortgages (19.2 percent), commercial loans (14.3 percent) and commercial real estate loans (3.4 percent). These increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by declines in credit card loans (1.5 percent), other retail loans (1.4 percent) and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (24.0 percent). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) were $11.0 billion in the first quarter of 2013, compared with $14.5 billion in the same period of 2012.

U. S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31,
(Dollars in Millions)	2013	2012	Percent Change
Credit and debit card revenue	$214	$202	5.9%
Corporate payment products revenue	172	175	(1.7)
Merchant processing services	347	337	3.0
ATM processing services	82	87	(5.7)
Trust and investment management fees	278	252	10.3
Deposit service charges	153	153	–
Treasury management fees	134	134	–
Commercial products revenue	200	211	(5.2)
Mortgage banking revenue	401	452	(11.3)
Investment products fees	41	35	17.1
Securities gains (losses), net	5	–	*
Other	138	201	(31.3)
Total noninterest income	$2,165	$2,239	(3.3)%

*	Not meaningful.

Average investment securities in the first quarter of 2013 were $2.0 billion (2.8 percent) higher than the first quarter of 2012, primarily due to purchases of U.S. government agency-backed securities, net of prepayments and maturities.

Average total deposits for the first quarter of 2013 were $16.7 billion (7.3 percent) higher than the first quarter of 2012. Average noninterest-bearing deposits for the first quarter of 2013 were $2.8 billion (4.4 percent) higher than the same period of 2012, driven by growth in Consumer and Small Business Banking balances. Average total savings deposits were $10.7 billion (8.7 percent) higher in the first quarter of 2013, compared with the first quarter of 2012, the result of growth in Consumer and Small Business Banking balances primarily from continued strong participation in a consumer savings product offering, as well as higher corporate trust and broker-dealer balances. Average time certificates of deposit less than $100,000 were $1.3 billion (9.0 percent) lower in the first quarter of 2013, compared with the same period of 2012, due to maturities. Average time deposits greater than $100,000 were $4.6 billion (16.7 percent) higher in the first quarter of 2013, compared with the first quarter of 2012, principally due to growth in wholesale banking and corporate trust balances. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing.

Provision for Credit Losses The provision for credit losses for the first quarter of 2013 decreased $78 million (16.2 percent) from the first quarter of 2012. Net charge-offs decreased $138 million (24.2 percent) in the first quarter of 2013, compared with the first quarter of

2012, principally due to improvement in the commercial and commercial real estate portfolios. The provision for credit losses was lower than net charge-offs by $30 million in the first quarter of 2013, compared with $90 million lower than net charge-offs in the first quarter of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2013 was $2.2 billion, a decrease of $74 million (3.3 percent), compared with the first quarter of 2012. The decrease from a year ago was principally due to a reduction in other income, driven by lower equity investment and retail leasing revenue, and a decrease in mortgage banking revenue due to lower origination and sales revenue, partially offset by an increase in servicing income and a favorable change in the fair value of mortgage servicing rights (“MSRs”). In addition, commercial products revenue was lower from a year ago due to lower syndication and standby letters of credit fees, partially offset by higher bond underwriting fees. Partially offsetting these variances was an increase in credit and debit card revenue over the prior year, driven by business expansion, and an increase in merchant processing services revenue due to higher product fees and business expansion. Trust and investment management fees also increased over the prior year, reflecting improved market conditions and business expansion. In addition, investment products fees increased compared with the prior year, due to higher sales and fee volumes.

4	U. S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2013	2012	Percent Change
Compensation	$1,082	$1,052	2.9%
Employee benefits	310	260	19.2
Net occupancy and equipment	235	220	6.8
Professional services	78	84	(7.1)
Marketing and business development	73	109	(33.0)
Technology and communications	211	201	5.0
Postage, printing and supplies	76	74	2.7
Other intangibles	57	71	(19.7)
Other	348	489	(28.8)
Total noninterest expense	$2,470	$2,560	(3.5)%
Efficiency ratio (a)	50.7%	51.9%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Noninterest Expense Noninterest expense in the first quarter of 2013 was $2.5 billion, a decrease of $90 million (3.5 percent), compared with the first quarter of 2012. The decrease in noninterest expense from a year ago was primarily due to a reduction in other expense and marketing and business development costs, partially offset by higher compensation and employee benefits expenses. Other expense decreased due to lower litigation, regulatory and insurance-related costs and lower FDIC insurance expense, partially offset by higher costs related to investments in affordable housing and other tax-advantaged projects. Marketing and business development expense was lower, primarily reflecting the timing of charitable contributions in 2012. In addition, other intangibles expense decreased from the same period of the prior year due to the reduction or completion of the amortization of certain intangibles, and professional services expense was lower due to a reduction in mortgage servicing review-related costs. Compensation expense increased primarily as a result of growth in staffing for business initiatives and business expansion, in addition to merit increases. Employee benefits expense increased due to higher pension costs and staffing levels. In addition, net occupancy and equipment expense increased over the same period of the prior year due to business initiatives and expansion, along with higher maintenance costs. Technology and communications expense was higher due to business expansion and technology projects.

Income Tax Expense The provision for income taxes was $558 million (an effective rate of 28.7 percent) for the first quarter of 2013, compared with $527 million (an effective rate of 28.8 percent) for the first quarter of 2012. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $223.4 billion at March 31, 2013, essentially unchanged from December 31, 2012, the result of increases in residential mortgages, commercial real estate and commercial loans, partially offset by lower credit card, other retail and covered loans.

Residential mortgages held in the loan portfolio increased $2.0 billion (4.5 percent) at March 31, 2013, compared with December 31, 2012, reflecting origination and refinancing activity due to the low interest rate environment. Residential mortgages originated and placed in the Company’s loan portfolio are primarily well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, it is transferred to loans held for sale.

Commercial real estate loans and commercial loans increased $447 million (1.2 percent) and $100 million (.2 percent), respectively, at March 31, 2013, compared with December 31, 2012, reflecting higher demand from new and existing customers.

Credit card loans decreased $886 million (5.2 percent) at March 31, 2013, compared with December 31, 2012, the result of customers paying down their balances. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $1.0 billion (2.2 percent) at March 31, 2013, compared with December 31, 2012. The decrease was primarily driven by lower home equity and second mortgages and student loan balances.

U. S. Bancorp	5

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $7.7 billion at March 31, 2013, compared with $8.0 billion at December 31, 2012. The decrease in loans held for sale was principally due to a lower amount of residential mortgage loan originations during the first quarter of 2013, as compared with the previous quarter.

Most of the residential mortgage loans the Company originates follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $75.3 billion at March 31, 2013, compared with $74.5 billion at December 31, 2012. The $758 million (1.0 percent) increase primarily reflected $907 million of net investment purchases, partially offset by a $119 million unfavorable change in net unrealized gains (losses) on available-for-sale investment securities. Held-to-maturity securities were $34.7 billion at March 31, 2013, compared with $34.4 billion at December 31, 2012, primarily reflecting net purchases of U.S government agency-backed securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2013, the Company’s net unrealized gains on available-for-sale securities were $1.0 billion, compared with $1.1 billion at December 31, 2012. The unfavorable change in net unrealized gains was primarily due to decreases in the fair value of agency mortgage-backed and state and political securities. Gross unrealized losses on available-for-sale securities totaled $156 million at March 31, 2013, compared with $147 million at December 31, 2012.

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets and market conditions. At March 31, 2013, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $7 million of impairment charges in earnings during the first quarter of 2013 on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows primarily resulting from increases in defaults in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 2 and 13 in the Notes to Consolidated Financial Statements for further information on investment securities.

6	U. S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2013 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$1,201	$1,202	.7	1.47%	$1,411	$1,420	.7	.97%
Maturing after one year through five years	139	141	1.6	2.34	1,034	1,043	1.2	1.03
Maturing after five years through ten years	152	161	7.3	3.13	968	971	9.3	1.86
Maturing after ten years	1	2	14.4	4.15	60	60	11.9	1.81
Total	$1,493	$1,506	1.4	1.72%	$3,473	$3,494	3.5	1.25%
Mortgage-Backed Securities (a)
Maturing in one year or less	$1,767	$1,776	.6	1.70%	$194	$194	.6	1.55%
Maturing after one year through five years	21,662	22,212	3.5	2.27	27,931	28,355	3.3	2.04
Maturing after five years through ten years	6,139	6,200	6.1	1.85	2,834	2,856	5.9	1.41
Maturing after ten years	403	409	12.2	1.62	122	125	11.0	1.29
Total	$29,971	$30,597	3.9	2.14%	$31,081	$31,530	3.6	1.98%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.1	7.66%	$–	$–	.3	.43%
Maturing after one year through five years	55	64	3.2	2.60	9	9	3.3	.74
Maturing after five years through ten years	565	575	7.2	2.26	8	11	6.8	.84
Maturing after ten years	–	–	18.3	5.39	5	13	22.0	.75
Total	$620	$639	6.9	2.29%	$22	$33	8.9	.78%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$38	$38	.5	7.14%	$1	$1	.6	6.88%
Maturing after one year through five years	5,225	5,552	3.4	6.73	4	5	2.9	7.47
Maturing after five years through ten years	614	640	7.8	5.76	2	2	8.0	7.72
Maturing after ten years	50	50	21.2	8.07	12	12	14.5	5.36
Total	$5,927	$6,280	3.9	6.65%	$19	$20	10.8	6.12%
Other Debt Securities
Maturing in one year or less	$6	$6	.9	1.15%	$1	$1	.4	1.00%
Maturing after one year through five years	–	–	–	–	94	93	3.0	1.19
Maturing after five years through ten years	–	–	–	–	26	12	7.6	1.03
Maturing after ten years	814	740	24.2	3.12	–	–	–	–
Total	$820	$746	24.0	3.11%	$121	$106	3.9	1.16%
Other Investments	$759	$802	8.7	1.29%	$–	$–	–	–%
Total investment securities (d)	$39,590	$40,570	4.4	2.80%	$34,716	$35,183	3.6	1.91%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and politicial subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.1 years at December 31, 2012, with a corresponding weighted-average yield of 2.93 percent. The weighted-average maturity of the held-to-maturity investment securities was 3.3 years at December 31, 2012, with a corresponding weighted-average yield of 1.94 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2013		December 31, 2012
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$4,966	6.7%	$4,365	5.9%
Mortgage-backed securities	61,052	82.1	61,019	83.1
Asset-backed securities	642	.9	637	.9
Obligations of state and political subdivisions	5,946	8.0	6,079	8.3
Other debt securities and investments	1,700	2.3	1,329	1.8
Total investment securities	$74,306	100.0%	$73,429	100.0%

U. S. Bancorp	7

Deposits Total deposits were $248.0 billion at March 31, 2013, compared with $249.2 billion at December 31, 2012, the result of decreases in noninterest bearing deposits, interest checking balances and time certificates less than $100,000, partially offset by increases in money market deposits, time deposits greater than $100,000 and savings deposits. Money market balances increased $3.3 billion (6.5 percent) primarily due to higher corporate trust and institutional trust and custody balances. Time deposits greater than $100,000 increased $2.3 billion (7.8 percent) at March 31, 2013, compared with December 31, 2012. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing. Savings account balances increased $1.3 billion (4.3 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Noninterest-bearing deposits decreased $6.4 billion (8.6 percent), primarily due to a decrease in Wealth Management and Securities Services, and Wholesale Banking and Commercial Real Estate balances. Interest checking balances decreased $1.4 billion

(2.7 percent) primarily due to lower broker-dealer balances, partially offset by higher Consumer and Small Business Banking balances. Time certificates less than $100,000 decreased $310 million (2.3 percent) at March 31, 2013, compared with December 31, 2012.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $27.1 billion at March 31, 2013, compared with $26.3 billion at December 31, 2012. The $824 million (3.1 percent) increase in short-term borrowings was primarily in commercial paper and federal funds purchased, partially offset by lower repurchase agreement balances. Long-term debt was $25.2 billion at March 31, 2013, compared with $25.5 billion at December 31, 2012. The $277 million (1.1 percent) decrease was primarily due to $350 million of medium-term note maturities, partially offset by a $74 million increase in long-term debt related to certain consolidated variable interest entities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

8	U. S. Bancorp

CORPORATE RISK PROFILE

Overview  Managing risks is an essential part of successfully operating a financial services company. The Company’s most prominent risk exposures are credit, residual value, operational, interest rate, market, liquidity and reputation risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, processing errors, technology, breaches of internal controls and in data security, and business continuation and disaster recovery. Operational risk also includes legal and compliance risks, including risks arising from the failure to adhere to laws, rules, regulations and internal policies and procedures. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the repricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, certain mortgage loans held for sale, MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. Further, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a detailed discussion of these factors.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. The Risk Management

Committee of the Company’s Board of Directors oversees the Company’s credit risk management process.

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including all of the Company’s loans that are 90 days or more past due and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. The decline in housing prices over the past several years has deteriorated the collateral support of the residential mortgage, home equity and second mortgage portfolios. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 3 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a more detailed discussion on credit risk management processes.

The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company

U. S. Bancorp	9

categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans. The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment.

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. At March 31, 2013, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, indirect lending, portfolio acquisitions, correspondent banks and loan brokers. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.

Residential mortgages represent an important financial product for consumer customers of the Company and are originated through the Company’s branches, loan production offices and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

The Company estimates updated LTV information quarterly, based on a method that combines automated valuation model updates and relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current estimate of property value. For home equity and second mortgages, combined loan-to-value (“CLTV”) is the combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have a LTV or CLTV, primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.

10	U. S. Bancorp

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at March 31, 2013:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,840	$27,296	$29,136	76.5%
Over 80 % through 90%	429	3,675	4,104	10.8
Over 90 % through 100%	372	1,519	1,891	5.0
Over 100%	897	1,933	2,830	7.4
No LTV available	–	111	111	.3
Total	$3,538	$34,534	$38,072	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$1	$518	$519	33.9%
Over 80 % through 90%	2	221	223	14.6
Over 90 % through 100%	2	221	223	14.6
Over 100%	7	557	564	36.9
No LTV available	–	–	–	–
Total	$12	$1,517	$1,529	100.0%
Other Borrowers
Less than or equal to 80%	$10	$277	$287	33.5%
Over 80 % through 90%	3	190	193	22.6
Over 90 % through 100%	2	106	108	12.6
Over 100%	2	266	268	31.3
No LTV available	–	–	–	–
Total	$17	$839	$856	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,527	$5,527	100.0%
Total
Less than or equal to 80%	$1,851	$28,091	$29,942	65.1%
Over 80 % through 90%	434	4,086	4,520	9.8
Over 90 % through 100%	376	1,846	2,222	4.8
Over 100%	906	2,756	3,662	8.0
No LTV available	–	111	111	.3
Loans purchased from GNMA mortgage pools (a)	–	5,527	5,527	12.0
Total	$3,567	$42,417	$45,984	100.0%

(a)	Represents loans purchased from Government National Mortgage Association ("GNMA") mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$7,374	$492	$7,866	51.2%
Over 80 % through 90%	2,335	243	2,578	16.8
Over 90 % through 100%	1,594	187	1,781	11.6
Over 100%	2,391	440	2,831	18.5
No LTV/CLTV available	270	26	296	1.9
Total	$13,964	$1,388	$15,352	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$36	$26	$62	17.9%
Over 80 % through 90%	16	18	34	9.8
Over 90 % through 100%	16	34	50	14.4
Over 100%	42	159	201	57.9
No LTV/CLTV available	–	–	–	–
Total	$110	$237	$347	100.0%
Other Borrowers
Less than or equal to 80%	$285	$4	$289	66.9%
Over 80 % through 90%	66	5	71	16.4
Over 90 % through 100%	29	2	31	7.2
Over 100%	32	6	38	8.8
No LTV/CLTV available	3	–	3	.7
Total	$415	$17	$432	100.0%
Total
Less than or equal to 80%	$7,695	$522	$8,217	50.9%
Over 80 % through 90%	2,417	266	2,683	16.6
Over 90 % through 100%	1,639	223	1,862	11.6
Over 100%	2,465	605	3,070	19.0
No LTV/CLTV available	273	26	299	1.9
Total	$14,489	$1,642	$16,131	100.0%

At March 31, 2013, approximately $1.5 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.6 billion at December 31, 2012. In addition to residential mortgages, at March 31, 2013, $.3 billion of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $.4 billion at December 31, 2012. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .5 percent of total assets at March 31, 2013, compared with .6 percent at December 31, 2012. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $1.1 billion in loans with negative-amortization payment options at March 31, 2013, compared with $1.3 billion at December 31, 2012. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $16.1 billion at March 31, 2013, compared with $16.7 billion at December 31, 2012, and included $4.9 billion of home equity lines in a first lien position and $11.2 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2013, included approximately $3.6 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $7.6 billion where the Company did not service the related first lien loan. The Company was able

U. S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2013	December 31, 2012
Commercial
Commercial	.10%	.10%
Lease financing	–	–
Total commercial	.09	.09
Commercial Real Estate
Commercial mortgages	.02	.02
Construction and development	.02	.02
Total commercial real estate	.02	.02
Residential Mortgages (a)	.54	.64
Credit Card	1.26	1.27
Other Retail
Retail leasing	.02	.02
Other	.20	.22
Total other retail (b)	.18	.20
Total loans, excluding covered loans	.29	.31
Covered Loans	5.18	5.86
Total loans	.52%	.59%

90 days or more past due including nonperforming loans	March 31, 2013	December 31, 2012
Commercial	.25%	.27%
Commercial real estate	1.38	1.50
Residential mortgages (a)	2.01	2.14
Credit card	2.04	2.12
Other retail (b)	.67	.66
Total loans, excluding covered loans	1.06	1.11
Covered loans	7.13	9.28
Total loans	1.35%	1.52%

(a)	Delinquent loan ratios exclude $3.4 billion at March 31, 2013, and $3.2 billion at December 31, 2012, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.32 percent at March 31, 2013, and 9.45 percent at December 31, 2012.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was 1.07 percent at March 31, 2013, and 1.08 percent at December 31, 2012.

to determine the status of the related first liens using information the Company has as the servicer of the first lien, information it received from its primary regulator on loans serviced by other large servicers or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2013:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,606	$7,569	$11,175
Percent 30–89 days past due	.65%	.85%	.79%
Percent 90 days or more past due	.15%	.21%	.19%
Weighted-average CLTV	86%	86%	86%
Weighted-average credit score	750	746	747

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U. S. Bancorp

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.2 billion ($609 million excluding covered loans) at March 31, 2013, compared with $1.3 billion ($660 million excluding covered loans) at December 31, 2012. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The $51 million (7.7 percent) decrease, excluding covered loans, reflected improvement in residential mortgages, credit card and other retail loan portfolios during the first three months of 2013. These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .52 percent (.29 percent excluding covered loans) at March 31, 2013, compared with .59 percent (.31 percent excluding covered loans) at December 31, 2012.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Residential Mortgages (a)
30-89 days	$322	$348	.71%	.79%
90 days or more	249	281	.54	.64
Nonperforming	673	661	1.46	1.50
Total	$1,244	$1,290	2.71%	2.93%
Credit Card
30-89 days	$202	$227	1.24%	1.33%
90 days or more	204	217	1.26	1.27
Nonperforming	127	146	.78	.85
Total	$533	$590	3.28%	3.45%
Other Retail
Retail Leasing
30-89 days	$7	$12	.12%	.22%
90 days or more	1	1	.02	.02
Nonperforming	1	1	.02	.02
Total	$9	$14	.16%	.26%
Home Equity and Second Mortgages
30-89 days	$113	$126	.70%	.76%
90 days or more	44	51	.27	.30
Nonperforming	201	189	1.25	1.13
Total	$358	$366	2.22%	2.19%
Other (b)
30-89 days	$119	$152	.48%	.59%
90 days or more	40	44	.16	.17
Nonperforming	26	27	.10	.11
Total	$185	$223	.74%	.87%

(a)	Excludes $3.4 billion and $3.2 billion at March 31, 2013, and December 31, 2012, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest.
(b)	Includes revolving credit, installment, automobile and student loans.

U. S. Bancorp	13

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	March 31, 2013	December 31, 2012
Prime Borrowers
30-89 days	.60%	.65%
90 days or more	.49	.58
Nonperforming	1.35	1.36
Total	2.44%	2.59%
Sub-Prime Borrowers
30-89 days	5.36%	6.41%
90 days or more	3.47	3.89
Nonperforming	9.61	9.60
Total	18.44%	19.90%
Other Borrowers
30-89 days	1.40%	.97%
90 days or more	.82	.97
Nonperforming	1.52	1.83
Total	3.74%	3.77%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	March 31, 2013	December 31, 2012
Prime Borrowers
30-89 days	.61%	.64%
90 days or more	.25	.28
Nonperforming	1.15	1.03
Total	2.01%	1.95%
Sub-Prime Borrowers
30-89 days	4.04%	4.92%
90 days or more	1.15	1.36
Nonperforming	4.32	4.10
Total	9.51%	10.38%
Other Borrowers
30-89 days	1.39%	1.41%
90 days or more	.23	.47
Nonperforming	2.32	2.35
Total	3.94%	4.23%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
30-89 days	$194	$359	1.80%	3.18%
90 days or more	556	663	5.18	5.86
Nonperforming	209	386	1.95	3.41
Total	$959	$1,408	8.93%	12.45%

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

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company participates in the

14	U. S. Bancorp

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

In accordance with regulatory guidance, the Company considers secured consumer loans that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt to be TDRs. If the loan amount exceeds the collateral value, the loan is charged down to collateral value and the remaining amount is reported as nonperforming.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2013 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$276	3.5%	1.5%	$42	(a)	$318
Commercial real estate	526	2.9	–	229	(b)	755
Residential mortgages	2,035	5.6	4.7	338		2,373	(d)
Credit card	266	9.9	7.2	127	(c)	393
Other retail	215	6.8	3.7	95	(c)	310	(e)
TDRs, excluding GNMA and covered loans	3,318	5.4	3.8	831		4,149
Loans purchased from GNMA mortgage pools	1,909	6.9	53.8	–		1,909	(f)
Covered loans	385	4.7	10.8	68		453
Total	$5,612	5.9%	21.3%	$899		$6,511

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $237 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $58 million in trial period arrangements.
(e)	Includes $130 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $3 million in trial period arrangements.
(f)	Includes $330 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $310 million in trial period arrangements.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at March 31, 2013.

U. S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2013	December 31, 2012
Commercial
Commercial	$85	$107
Lease financing	16	16
Total commercial	101	123
Commercial Real Estate
Commercial mortgages	289	308
Construction and development	218	238
Total commercial real estate	507	546
Residential Mortgages (b)	673	661
Credit Card	127	146
Other Retail
Retail leasing	1	1
Other	227	216
Total other retail	228	217
Total nonperforming loans, excluding covered loans	1,636	1,693
Covered Loans	209	386
Total nonperforming loans	1,845	2,079
Other Real Estate (c)(d)	379	381
Covered Other Real Estate (d)	168	197
Other Assets	14	14
Total nonperforming assets	$2,406	$2,671
Total nonperforming assets, excluding covered assets	$2,029	$2,088
Excluding covered assets
Accruing loans 90 days or more past due (b)	$609	$660
Nonperforming loans to total loans	.77%	.80%
Nonperforming assets to total loans plus other real estate (c)	.95%	.98%
Including covered assets
Accruing loans 90 days or more past due (b)	$1,165	$1,323
Nonperforming loans to total loans	.83%	.93%
Nonperforming assets to total loans plus other real estate (c)	1.07%	1.19%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2012	$780	$1,308	$583	$2,671
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	105	305	35	445
Advances on loans	6	–	–	6
Total additions	111	305	35	451
Reductions in nonperforming assets
Paydowns, payoffs	(73)	(74)	(125)	(272)
Net sales	(25)	(46)	(115)	(186)
Return to performing status	(11)	(43)	(1)	(55)
Charge-offs (e)	(76)	(127)	–	(203)
Total reductions	(185)	(290)	(241)	(716)
Net additions to (reductions in) nonperforming assets	(74)	15	(206)	(265)
Balance March 31, 2013	$706	$1,323	$377	$2,406

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.4 billion and $3.2 billion at March 31, 2013, and December 31, 2012, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $513 million and $548 million at March 31, 2013, and December 31, 2012, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U. S. Bancorp

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and not accruing interest, restructured loans that have not met the performance period required to return to accrual status, other real estate owned and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible.

At March 31, 2013, total nonperforming assets were $2.4 billion, compared with $2.7 billion at December 31, 2012. Excluding covered assets, nonperforming assets were $2.0 billion at March 31, 2013, compared with $2.1 billion at December 31, 2012. The $59 million (2.8 percent) decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in commercial, commercial real estate and credit card nonperforming assets. Nonperforming covered assets at March 31, 2013, were $377 million, compared with $583 million at December 31, 2012. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was 1.07 percent (.95 percent excluding covered assets) at March 31, 2013, compared with 1.19 percent (.98 percent excluding covered assets) at December 31, 2012. The Company expects total nonperforming assets to trend lower in the second quarter of 2013.

Other real estate owned, excluding covered assets, was $379 million at March 31, 2013, compared with $381 million at December 31, 2012, and was related to foreclosed properties that previously secured loan balances. Other real estate owned includes properties vacated by the borrower and maintained by the Company, regardless of whether title in the property has been transferred to the Company.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Residential
Minnesota	$22	$20	.36%	.34%
Illinois	18	19	.48	.55
California	18	16	.19	.18
Florida	17	14	1.05	1.55
Washington	16	14	.42	.38
All other states	189	185	.51	.49
Total residential	280	268	.45	.44
Commercial
Missouri	16	17	.35	.37
Oregon	12	5	.30	.13
Washington	11	7	.18	.11
Nevada	10	11	.81	.87
Arizona	9	10	.69	.83
All other states	41	63	.05	.07
Total commercial	99	113	.10	.11
Total	$379	$381	.18%	.18%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $433 million for the first quarter of 2013, compared with $571 million for the first quarter of 2012. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2013 was .79 percent, compared with 1.09 percent for the first quarter of 2012. The decrease in total net charge-offs for the first quarter 2013, compared with the first quarter of 2012, primarily reflected improvement in the commercial and commercial real estate loan portfolios, as economic conditions continue to slowly improve. Given current economic conditions, the Company expects the level of net charge-offs to be relatively stable in the second quarter of 2013.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2013 were $54 million (.21 percent of average loans outstanding on an annualized basis), compared with $157 million (.68 percent of average loans outstanding on an annualized basis) for the first quarter of 2012. The decrease reflected the impact of more stable economic conditions.

U. S. Bancorp	17

Table 7	Net Charge-Offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31,
	2013	2012
Commercial
Commercial	.22%	.61%
Lease financing	.23	.55
Total commercial	.22	.61
Commercial Real Estate
Commercial mortgages	.20	.47
Construction and development	.26	2.38
Total commercial real estate	.21	.79
Residential Mortgages	.83	1.19
Credit Card (a)	3.93	4.05
Other Retail
Retail leasing	.07	.08
Home equity and second mortgages	1.80	1.66
Other	.83	.92
Total other retail	1.08	1.11
Total loans, excluding covered loans	.83	1.17
Covered Loans	.04	.03
Total loans	.79%	1.09%

(a)	Net charge-off as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.00 percent and 4.21 percent for the three months ended March 31, 2013 and 2012, respectively.

Residential mortgage loan net charge-offs for the first quarter of 2013 were $92 million (.83 percent of average loans outstanding on an annualized basis), compared with $112 million (1.19 percent of average loans outstanding on an annualized basis) for the first quarter of 2012. Credit card loan net charge-offs for the first quarter of 2013 were $160 million (3.93 percent of average loans outstanding on an annualized basis), compared with $169 million (4.05 percent of average loans outstanding on an annualized basis) for the first quarter of 2012. Other retail loan net charge-offs for the first quarter of 2013 were $126 million (1.08 percent of average loans outstanding on an annualized basis), compared with $132 million (1.11 percent of average loans outstanding on an annualized basis) for the first quarter of 2012. The decrease in total residential mortgage, credit card and other retail loan net charge-offs for the first quarter of 2013, compared with the first quarter of 2012, reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

Three Months Ended March 31	Average Loans		Percent of Average Loans
(Dollars in Millions)	2013	2012	2013	2012
Residential Mortgages
Prime borrowers	$37,309	$30,414	.68%	1.10%
Sub-prime borrowers	1,554	1,816	6.79	5.76
Other borrowers	845	682	1.44	1.77
Loans purchased from GNMA mortgage pools (a)	5,401	4,919	–	–
Total	$45,109	$37,831	.83%	1.19%
Home Equity and Second Mortgages
Prime borrowers	$15,650	$17,076	1.61%	1.44%
Sub-prime borrowers	354	437	8.02	8.28
Other borrowers	430	420	3.77	3.83
Total	$16,434	$17,933	1.80%	1.66%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

18	U. S. Bancorp

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. The Company currently uses a 12-year period of historical losses in considering actual loss experience, because it believes that period best reflects the losses incurred in the portfolio. This timeframe and the results of the analysis are evaluated quarterly to determine if they are appropriate. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.

The allowance recorded for TDR loans and purchased impaired loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool, or the prior quarter effective rate, respectively. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed LTV ratios when possible, portfolio growth and historical losses, adjusted for current trends. Credit card and other retail loans 90 days or more past due are generally not placed on nonaccrual status because of the relatively short period of time to charge-off and, therefore, are excluded from nonperforming loans and measures that include nonperforming loans as part of the calculation.

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2013, the Company serviced the first lien on 32 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $512 million or 3.2 percent of the total home equity portfolio at March 31, 2013, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company or can be identified in credit bureau data to establish loss estimates for junior lien loans and lines the Company services when they are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.6 percent for the twelve months ended March 31, 2013), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In periods of economic stress such as the current environment, the Company has experienced loss severity rates in excess of 90 percent for junior liens that default. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for covered loans considers the indemnification provided by the FDIC.

In addition, the evaluation of the appropriate allowance for credit losses for purchased non-impaired loans acquired after January 1, 2009, in the various loan

U. S. Bancorp	19

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

Subsequent to the purchase date, the expected cash flows of purchased loans are subject to evaluation. Decreases in the present value of expected cash flows are recognized by recording an allowance for credit losses with the related provision for credit losses reduced for the amount reimbursable by the FDIC, where applicable. If the expected cash flows on the purchased loans increase such that a previously recorded impairment allowance can be reversed, the Company records a reduction in the allowance with a related reduction in losses reimbursable by the FDIC, where applicable. Increases in expected cash flows of purchased loans, when there are no reversals of previous impairment allowances, are recognized over the remaining life of the loans and resulting decreases in expected cash flows of the FDIC indemnification assets are amortized over the shorter of the remaining contractual term of the indemnification agreements or the remaining life of the loans. Refer to Note 3 of the Notes to Consolidated Financial Statements, for more information.

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

Refer to “Management’s Discussion and Analysis — Analysis and Determination of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on the analysis and determination of the allowance for credit losses.

At March 31, 2013, the allowance for credit losses was $4.7 billion (2.11 percent of both total loans and loans excluding covered loans), compared with an allowance of $4.7 billion (2.12 percent of total loans and 2.15 percent of loans excluding covered loans) at December 31, 2012. The ratio of the allowance for credit losses to nonperforming loans was 255 percent (274 percent excluding covered loans) at March 31, 2013, compared with 228 percent (269 percent excluding covered loans) at December 31, 2012, due to the continued improvement in the commercial, commercial real estate and credit card portfolios. The ratio of the allowance for credit losses to annualized loan net charge-offs was 268 percent at March 31, 2013, compared with 226 percent of full year 2012 net charge-offs at December 31, 2012, as net charge-offs continue to decline due to stabilizing economic conditions.

20	U. S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in Millions)	2013	2012
Balance at beginning of period	$4,733	$5,014
Charge-Offs
Commercial
Commercial	47	97
Lease financing	9	16
Total commercial	56	113
Commercial real estate
Commercial mortgages	29	39
Construction and development	14	44
Total commercial real estate	43	83
Residential mortgages	100	116
Credit card	193	201
Other retail
Retail leasing	2	3
Home equity and second mortgages	79	79
Other	75	85
Total other retail	156	167
Covered loans (a)	1	1
Total charge-offs	549	681
Recoveries
Commercial
Commercial	15	19
Lease financing	6	8
Total commercial	21	27
Commercial real estate
Commercial mortgages	14	4
Construction and development	10	8
Total commercial real estate	24	12
Residential mortgages	8	4
Credit card	33	32
Other retail
Retail leasing	1	2
Home equity and second mortgages	6	5
Other	23	28
Total other retail	30	35
Covered loans (a)	–	–
Total recoveries	116	110
Net Charge-Offs
Commercial
Commercial	32	78
Lease financing	3	8
Total commercial	35	86
Commercial real estate
Commercial mortgages	15	35
Construction and development	4	36
Total commercial real estate	19	71
Residential mortgages	92	112
Credit card	160	169
Other retail
Retail leasing	1	1
Home equity and second mortgages	73	74
Other	52	57
Total other retail	126	132
Covered loans (a)	1	1
Total net charge-offs	433	571
Provision for credit losses	403	481
Net change for credit losses to be reimbursed by the FDIC	5	(5)
Balance at end of period	$4,708	$4,919
Components
Allowance for loan losses, excluding losses to be reimbursed by the FDIC	$4,343	$4,575
Allowance for credit losses to be reimbursed by the FDIC	47	70
Liability for unfunded credit commitments	318	274
Total allowance for credit losses	$4,708	$4,919
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	2.11%	2.44%
Nonperforming loans, excluding covered loans	274	238
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	200	173
Nonperforming assets, excluding covered assets	221	199
Annualized net charge-offs, excluding covered loans	256	210
Period-end loans	2.11%	2.32%
Nonperforming loans	255	174
Nonperforming and accruing loans 90 days or more past due	156	114
Nonperforming assets	196	142
Annualized net charge-offs	268	214

Note:	At March 31, 2013 and 2012, $1.7 billion and $1.8 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.
(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.

U. S. Bancorp	21

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2013, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2012. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2012, for further discussion on residual value risk management.

Operational Risk Management The Company manages operational risk through a risk management framework and its internal control processes. Within this framework, the Risk Management Committee of the Company’s Board of Directors provides oversight and assesses the most significant operational risks facing the Company within its business lines. Under the guidance of the Risk Management Committee, enterprise risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. In addition, enterprise risk management is responsible for establishing a culture of compliance and compliance program standards and policies, and performing risk assessments on the business lines’ adherence to laws, rules, regulations and internal policies and procedures. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2012, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2013, and December 31, 2012, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 1.7 percent decrease in the market value of equity at March 31, 2013, compared with a 2.5 percent decrease at December 31, 2012. A 200 bps decrease, where possible given current rates, would have resulted in a 6.3 percent decrease in the market value of equity at March 31, 2013, compared with a 5.3 percent decrease at December 31, 2012. Refer to

Sensitivity of Net Interest Income

	March 31, 2013				December 31, 2012
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.31%	*	1.63%	*	1.42%	*	1.90%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

22	U. S. Bancorp

“Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To reduce the sensitivity of earnings to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate loans and debt from floating-rate payments to fixed-rate payments;
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded mortgage loans held for sale and MSRs;
•	To mitigate remeasurement volatility of foreign currency denominated balances; and
•	To mitigate the volatility of the Company’s investment in foreign operations driven by fluctuations in foreign currency exchange rates.

To manage these risks, the Company may enter into exchange-traded and over-the-counter derivative contracts, including interest rate swaps, swaptions, futures, forwards and options. In addition, the Company enters into interest rate and foreign exchange derivative contracts to support the business requirements of its customers (customer-related positions). The Company minimizes the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers. The Company does not utilize derivatives for speculative purposes.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2013, the Company had $14.4 billion of forward commitments to sell, hedging $6.5 billion of mortgage loans held for sale and $10.1 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting agreements, and, where possible by requiring collateral agreements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements.

For additional information on derivatives and hedging activities, refer to Notes 11 and 12 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. The Company’s Market Risk Committee (“MRC”), underneath the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect its investment grade bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business. On average, the Company expects the one-day VaR to be exceeded by actual losses two to

U. S. Bancorp	23

three times per year for its trading businesses. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.

The average, high, low and period-end VaR amounts for the Company’s trading positions for the first quarter of 2013, were $1 million, $2 million, $1 million and $1 million, respectively, compared with $1 million, $2 million, $1 million and $1 million, respectively, for the first quarter of 2012. The Company experienced no trading losses that exceeded VaR for its combined trading businesses during the first quarter of 2013. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008. The average, high, low and period-end Stressed VaR amounts for the Company’s trading positions for first quarter of 2013 were $3 million, $8 million, $2 million, and $4 million, respectively.

The Company also measures the market risk of its hedging activities related to MSRs and residential mortgage loans held for sale using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A three-year look-back period is used to obtain past market data. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. The average, high and low VaR amounts for the MSRs and related hedges for the first quarter of 2013, were $3 million, $6 million and $2 million, respectively, compared with $5 million, $8 million and $2 million, respectively, for the first quarter of 2012. The average, high and low VaR amounts for residential mortgage loans held for sale and related hedges for the first quarter of 2013, were $2 million, $4 million and $1 million, respectively, compared with $3 million, $7 million and $1 million, respectively, for the first quarter of 2012.

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

The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves the Company’s liquidity policy and contingency funding plan. The ALCO reviews and approves the Company’s liquidity policies and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Discount Window. At March 31, 2013, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $56.3 billion, compared with $54.1 billion at December 31, 2012. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2013, the Company could have borrowed an additional $66.6 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $248.0 billion at March 31, 2013, compared with $249.2 billion at December 31, 2012. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

24	U. S. Bancorp

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $25.2 billion at March 31, 2013, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $27.1 billion at March 31, 2013, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company’s liquidity and maintains sufficient funding to meet expected parent company obligations, without access to the wholesale funding markets or dividends from subsidiaries, for 12 months when forecasted payments of common stock dividends are included and 24 months assuming dividends were reduced to zero. The parent company currently has available funds considerably greater than the amounts required to satisfy these conditions.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on liquidity risk management.

At March 31, 2013, parent company long-term debt outstanding was $12.4 billion, compared with $12.8 billion at December 31, 2012. The $.4 billion decrease was due to medium-term note maturities during the first quarter of 2013. As of March 31, 2013, there was $2.5 billion of parent company debt scheduled to mature in the remainder of 2013.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries after meeting the regulatory capital requirements for well-capitalized banks was approximately $8.0 billion at March 31, 2013.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At March 31, 2013, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $70 million and unrealized losses totaling $7 million, compared with an amortized cost totaling $70 million and unrealized losses totaling $10 million, at December 31, 2012. The Company also transacts with various European banks as counterparties to interest rate derivatives and foreign currency transactions for its hedging and customer-related activities, however none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivative transactions are subject to master netting and collateral support agreements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At March 31, 2013, the Company was in a net payable position to each of these European banks.

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

The Company provides merchant processing and corporate trust services in Europe and through banking affiliations in Europe. Operating cash for these businesses are deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2013, the Company had an aggregate amount on deposit with European banks of approximately $455 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

U. S. Bancorp	25

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2013	December 31, 2012
Tier 1 capital	$31,774	$31,203
As a percent of risk-weighted assets	11.0%	10.8%
As a percent of adjusted quarterly average assets (leverage ratio)	9.3%	9.2%
Total risk-based capital	$38,099	$37,780
As a percent of risk-weighted assets	13.2%	13.1%

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. These requirements follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). Table 9 provides a summary of regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, as of March 31, 2013, and December 31, 2012. All regulatory ratios exceeded regulatory “well-capitalized” requirements. In 2010, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, proposed to enhance international capital standards. In June 2012, U.S. banking regulators proposed regulatory enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III and the Dodd-Frank Act, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the rules for calculating risk-weighted assets and introducing a new Tier 1 common equity ratio. The Company continues to evaluate these proposals, but does not expect their impact to be material to the financial statements.

Total U.S. Bancorp shareholders’ equity was $39.5 billion at March 31, 2013, compared with $39.0 billion at December 31, 2012. The increase was primarily the result of corporate earnings, partially offset by dividends and common share repurchases. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on capital management.

The Company believes certain capital ratios in addition to regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 9.1 percent and 8.8 percent, respectively, at March 31, 2013, compared with 9.0 percent and 8.6 percent, respectively, at December 31, 2012. The Company’s tangible common equity divided by tangible assets was 7.4 percent at March 31, 2013, compared with 7.2 percent at December 31, 2012. Additionally, the Company’s approximate Tier 1 common equity to risk-weighted assets ratio using proposed rules for the Basel III standardized approach released June 2012, was 8.2 percent at March 31, 2013, compared with 8.1 percent at December 31, 2012. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 13, 2012, the Company announced its Board of Directors had approved an authorization to repurchase 100 million shares of common stock through March 31, 2013. On March 14, 2013, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.25 billion of its common stock, from April 1, 2013 through March 31, 2014.

26	U. S. Bancorp

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (b)
January	9,059,098	(c)	$33.11	6,300,315	47,814,528
February	6,856,767	(d)	33.74	6,606,767	41,207,761
March	4,213,450		33.91	4,213,450	–
Total	20,129,315	(e)	$33.50	17,120,532	–

(a)	All shares were purchased under the stock repurchase program announced on March 13, 2012. This program authorized the purchase of up to 100 million shares of common stock and expired on March 31, 2013.
(b)	The shares subject to the stock repurchase program announced on March 14, 2013 are not reflected in this column.
(c)	Includes 2,758,783 shares of common stock purchased, at an average price per share of $33.19, in open-market transactions by U.S. Bank National Association, the Company's principal banking subsidiary, in its capacity as trustee of the Company's Employee Retirement Savings Plan (the "401(k) Plan").
(d)	Includes 250,000 shares of common stock purchased, at an average price per share of $33.39, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company's 401(k) Plan.
(e)	Includes 3,008,783 shares of common stock purchased, at an average price per share of $33.21, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company's 401(k) Plan.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2013, certain organization and methodology changes were made and, accordingly, 2012 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $332 million of the Company’s net income in the first quarter of 2013, or an increase of $1 million (.3 percent), compared with the first quarter of 2012. The increase was primarily driven by a lower provision for credit losses, partially offset by lower net revenue.

Total net revenue decreased $57 million (6.7 percent) in the first quarter of 2013, compared with the first quarter of 2012. Net interest income, on a taxable-equivalent basis, decreased $24 million (4.5 percent) in the first quarter of 2013, compared with the first quarter of 2012. The decrease was primarily driven by lower rates on loans and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances. Noninterest income decreased $33 million (10.6 percent) in the first quarter of 2013, compared with the first quarter of 2012, driven by lower commercial products revenue including loan syndication fees, commercial leasing revenue, standby letters of credit fees and other loan-related fees, partially offset by higher bond underwriting fees. In addition, there was a year-over-year decline in equity investment revenue.

Noninterest expense decreased $3 million (.9 percent) in the first quarter of 2013, compared with the first quarter of 2012, primarily due to lower costs related to other real estate owned and FDIC insurance expense. The provision for credit losses decreased $56 million in the first quarter of 2013, compared with the first quarter of 2012, primarily due to lower net charge-offs. Nonperforming assets were $466 million at March 31, 2013, $520 million at December 31, 2012, and $836 million at March 31, 2012. Nonperforming assets as a percentage of period-end loans were .67 percent at March 31, 2013, .75 percent at December 31, 2012, and 1.31 percent at March 31, 2012. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile

U. S. Bancorp	27

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended March 31 (Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$511	$535	(4.5)%	$1,151	$1,181	(2.5)%
Noninterest income	278	311	(10.6)	783	865	(9.5)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	789	846	(6.7)	1,934	2,046	(5.5)
Noninterest expense	318	319	(.3)	1,201	1,181	1.7
Other intangibles	2	4	(50.0)	11	13	(15.4)

Total noninterest expense	320	323	(.9)	1,212	1,194	1.5

Income before provision and income taxes	469	523	(10.3)	722	852	(15.3)
Provision for credit losses	(53)	3	*	244	255	(4.3)

Income before income taxes	522	520	.4	478	597	(19.9)
Income taxes and taxable-equivalent adjustment	190	189	.5	174	217	(19.8)

Net income	332	331	.3	304	380	(20.0)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–

Net income attributable to U.S. Bancorp	$332	$331	.3	$304	$380	(20.0)

Average Balance Sheet
Commercial	$49,221	$42,253	16.5%	$8,313	$7,896	5.3%
Commercial real estate	19,901	19,422	2.5	16,566	15,911	4.1
Residential mortgages	30	64	(53.1)	44,498	37,378	19.0
Credit card	–	–	–	–	–	–
Other retail	13	4	*	44,917	45,581	(1.5)

Total loans, excluding covered loans	69,165	61,743	12.0	114,294	106,766	7.1
Covered loans	460	1,129	(59.3)	6,941	7,893	(12.1)

Total loans	69,625	62,872	10.7	121,235	114,659	5.7
Goodwill	1,604	1,604	–	3,515	3,515	–
Other intangible assets	27	42	(35.7)	2,014	1,765	14.1
Assets	75,703	68,438	10.6	139,259	130,711	6.5
Noninterest-bearing deposits	29,878	30,371	(1.6)	21,392	18,745	14.1
Interest checking	10,893	13,104	(16.9)	32,412	28,998	11.8
Savings products	11,858	8,885	33.5	45,653	42,360	7.8
Time deposits	16,715	13,353	25.2	22,493	24,373	(7.7)

Total deposits	69,344	65,713	5.5	121,950	114,476	6.5
Total U.S. Bancorp shareholders' equity	7,211	6,264	15.1	11,988	10,769	11.3

*	Not meaningful

devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $304 million of the Company’s net income in the first quarter of 2013, or a decrease of $76 million (20.0 percent), compared with the first quarter of 2012. The decrease was due to lower total net revenue and an increase in noninterest expense, partially offset by a decrease in the provision for credit losses. Within Consumer and Small Business Banking, the retail banking division contributed $92 million of the total net income in the first quarter of 2013, or a decrease of $56 million (37.8 percent) from the first quarter of 2012. Mortgage banking contributed $212 million of Consumer and Small Business Banking’s net income in the first quarter of 2013, or a decrease of $20 million (8.6 percent) from the first quarter of 2012.

Total net revenue decreased $112 million (5.5 percent) in the first quarter of 2013, compared with the first quarter of 2012. Net interest income, on a taxable-equivalent basis, decreased $30 million (2.5 percent) in the first quarter of 2013, compared with the first quarter of 2012. The decrease in net interest income was primarily due to lower loan rates and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances. Noninterest income decreased $82 million (9.5 percent) in the first quarter of 2013, compared with the first quarter of 2012, primarily the result of lower mortgage origination and sales revenue, as well as lower retail lease revenue.

Noninterest expense increased $18 million (1.5 percent) in the first quarter of 2013, compared with the first quarter of 2012. The increase reflected higher total compensation and employee benefits expense and higher net shared services costs, partially offset by a reduction in mortgage servicing review-related professional services costs.

The provision for credit losses decreased $11 million (4.3 percent) in the first quarter of 2013,

28	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change

$92	$94	(2.1)%	$388	$396	(2.0)%	$567	$484	17.1%	$2,709	$2,690	.7%
294	267	10.1	747	732	2.0	58	64	(9.4)	2,160	2,239	(3.5)
–	–	–	–	–	–	5	–	*	5	–	*

386	361	6.9	1,135	1,128	.6	630	548	15.0	4,874	4,929	(1.1)
322	281	14.6	481	454	5.9	91	254	(64.2)	2,413	2,489	(3.1)
9	10	(10.0)	35	44	(20.5)	–	–	–	57	71	(19.7)

331	291	13.7	516	498	3.6	91	254	(64.2)	2,470	2,560	(3.5)

55	70	(21.4)	619	630	(1.7)	539	294	83.3	2,404	2,369	1.5
–	(1)	*	205	216	(5.1)	7	8	(12.5)	403	481	(16.2)

55	71	(22.5)	414	414	–	532	286	86.0	2,001	1,888	6.0
20	26	(23.1)	151	151	–	79	–	*	614	583	5.3

35	45	(22.2)	263	263	–	453	286	58.4	1,387	1,305	6.3
–	–	–	(9)	(10)	10.0	50	43	16.3	41	33	24.2

$35	$45	(22.2)	$254	$253	.4	$503	$329	52.9	$1,428	$1,338	6.7

$1,741	$1,156	50.6%	$5,860	$5,647	3.8%	$164	$179	(8.4)%	$65,299	$57,131	14.3%
640	575	11.3	–	–	–	111	77	44.2	37,218	35,985	3.4
580	382	51.8	–	–	–	1	7	(85.7)	45,109	37,831	19.2
–	–	–	16,528	16,778	(1.5)	–	–	–	16,528	16,778	(1.5)
1,553	1,508	3.0	763	837	(8.8)	–	–	–	47,246	47,930	(1.4)

4,514	3,621	24.7	23,151	23,262	(.5)	276	263	4.9	211,400	195,655	8.0
9	12	(25.0)	5	5	–	3,606	5,467	(34.0)	11,021	14,506	(24.0)

4,523	3,633	24.5	23,156	23,267	(.5)	3,882	5,730	(32.3)	222,421	210,161	5.8
1,528	1,467	4.2	2,508	2,350	6.7	–	–	–	9,155	8,936	2.5
182	176	3.4	612	771	(20.6)	3	4	(25.0)	2,838	2,758	2.9
7,394	6,242	18.5	29,444	29,752	(1.0)	99,587	101,144	(1.5)	351,387	336,287	4.5
14,095	13,359	5.5	692	660	4.8	343	448	(23.4)	66,400	63,583	4.4
4,668	4,050	15.3	430	1,305	(67.0)	1	1	–	48,404	47,458	2.0
26,851	23,365	14.9	47	34	38.2	96	129	(25.6)	84,505	74,773	13.0
5,946	4,542	30.9	–	–	–	555	202	*	45,709	42,470	7.6

51,560	45,316	13.8	1,169	1,999	(41.5)	995	780	27.6	245,018	228,284	7.3
2,361	2,204	7.1	5,949	5,729	3.8	11,668	10,449	11.7	39,177	35,415	10.6

compared with the first quarter of 2012, due to lower net charge-offs, partially offset by an increase in the reserve allocation due to higher loan balances. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .74 percent in the first quarter of 2013, compared with .98 percent in the first quarter of 2012. Nonperforming assets were $1.4 billion at March 31, 2013, unchanged from December 31, 2012, and March 31, 2012. Nonperforming assets as a percentage of period-end loans were 1.17 percent at March 31, 2013, 1.16 percent at December 31, 2012, and 1.18 percent at March 31, 2012. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust &

Custody and Fund Services. Wealth Management and Securities Services contributed $35 million of the Company’s net income in the first quarter of 2013, or a decrease of $10 million (22.2 percent), compared with the first quarter of 2012. The decrease was primarily due to higher noninterest expense, partially offset by higher total net revenue.

Total net revenue increased $25 million (6.9 percent) in the first quarter of 2013, compared with the first quarter of 2012. Net interest income, on a taxable-equivalent basis, decreased $2 million (2.1 percent) in the first quarter of 2013, compared with the first quarter of 2012, primarily due to the impact of lower rates on the margin benefit of deposits, partially offset by higher average deposit balances. Noninterest income increased $27 million (10.1 percent) due to the impact of improved market conditions, business expansion and higher investment product fees. Noninterest expense increased $40 million (13.7 percent) in the first quarter of 2013, compared with the first quarter of 2012. The increase in noninterest expense was primarily due to higher total

U. S. Bancorp	29

compensation and employee benefits expense, an increase in net shared services costs and the impact of business expansion.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $254 million of the Company’s net income in the first quarter of 2013, or an increase of $1 million (.4 percent) compared with the first quarter of 2012. The modest increase was primarily due to a lower provision for credit losses and higher total net revenue, partially offset by an increase in noninterest expense.

Total net revenue increased $7 million (.6 percent) in the first quarter 2013, compared with the first quarter of 2012. Net interest income, on a taxable-equivalent basis, decreased $8 million (2.0 percent) in the first quarter of 2013, compared with the first quarter of 2012, primarily due to lower loan fees and average loan balances, partially offset by improved loan rates and lower rebate costs on the government card program. Noninterest income increased $15 million (2.0 percent) in the first quarter of 2013, compared with the first quarter of 2012, the result of higher credit and debit card revenue, primarily due to business expansion, and higher merchant processing services revenue due to higher product fees and business expansion.

Noninterest expense increased $18 million (3.6 percent) in the first quarter of 2013, compared with the first quarter of 2012, primarily due to higher total compensation and employee benefits expense and an increase in net shared services expense, including the impact of business expansion, partially offset by a reduction in other intangibles and marketing expenses. The provision for credit losses decreased $11 million (5.1 percent) in the first quarter of 2013, compared with the first quarter of 2012, principally due to lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 3.35 percent in the first quarter of 2013, compared with 3.54 percent in the first quarter of 2012.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, the net effect of transfer pricing related to average balances, income taxes not allocated to business lines, including most tax-advantaged investments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $503 million in the first quarter of 2013, compared with $329 million in the first quarter of 2012.

Total net revenue increased $82 million (15.0 percent) in the first quarter of 2013, compared with the first quarter of 2012. Net interest income, on a taxable-equivalent basis, increased $83 million (17.1 percent) in the first quarter of 2013, compared with the first quarter of 2012, reflecting higher investment securities balances and lower long-term funding rates, partially offset by lower rates on investment securities. Noninterest income was relatively flat in the first quarter of 2013, compared with the first quarter of 2012.

Noninterest expense decreased $163 million (64.2 percent) in the first quarter of 2013, compared with the first quarter of 2012, principally due to lower litigation, regulatory and insurance-related expenses, a reduction in net shared services expense and the timing of charitable contributions in 2012, partially offset by higher costs related to investments in affordable housing and other tax-advantaged projects and an increase in total compensation and employee benefits expense.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

30	U. S. Bancorp

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

These measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These measures differ from capital ratios defined by current banking regulations principally in that the numerator excludes trust preferred securities and preferred stock, the nature and extent of which varies among different financial services companies. These measures are not defined in generally accepted accounting principles (“GAAP”) or federal banking regulations. As a result, these measures disclosed by the Company may be considered non- GAAP financial measures.

There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	March 31, 2013	December 31, 2012
Total equity	$40,847	$40,267
Preferred stock	(4,769)	(4,769)
Noncontrolling interests	(1,316)	(1,269)
Goodwill (net of deferred tax liability)	(8,333)	(8,351)
Intangible assets, other than mortgage servicing rights	(963)	(1,006)

Tangible common equity (a)	25,466	24,872
Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	31,774	31,203
Preferred stock	(4,769)	(4,769)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(684)	(685)

Tier 1 common equity using Basel I definition (b)	26,321	25,749
Tangible common equity (as calculated above)	25,466	24,872
Adjustments (1)	81	126

Tier 1 common equity approximated using proposed rules for the Basel III standardized approach released June 2012 (c)	25,547	24,998
Total assets	355,447	353,855
Goodwill (net of deferred tax liability)	(8,333)	(8,351)
Intangible assets, other than mortgage servicing rights	(963)	(1,006)

Tangible assets (d)	346,151	344,498
Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (e)	289,672	287,611
Adjustments (2)	21,021	21,233

Risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (f)	310,693	308,844
Ratios
Tangible common equity to tangible assets (a)/(d)	7.4%	7.2%
Tangible common equity to risk-weighted assets using Basel I definition (a)/(e)	8.8	8.6
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(e)	9.1	9.0
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (c)/(f)	8.2	8.1

(1)	Includes net losses on cash flow hedges included in accumulated other comprehensive income, unrealized losses on securities transferred from available-for-sale to held-to-maturity included in accumulated other comprehensive income and disallowed mortgage servicing rights.
(2)	Includes higher risk-weighting for residential mortgages, unfunded loan commitments, investment securities and mortgage servicing rights, and other adjustments.

U. S. Bancorp	31

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

32	U. S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$6,932	$8,252
Investment securities
Held-to-maturity (fair value $35,183 and $34,952, respectively; including $994 and $1,482 at fair value pledged as collateral, respectively) (a)	34,716	34,389
Available-for-sale ($1,497 and $2,042 pledged as collateral, respectively) (a)	40,570	40,139
Loans held for sale (including $7,562 and $7,957 of mortgage loans carried at fair value, respectively)	7,719	7,976
Loans
Commercial	66,323	66,223
Commercial real estate	37,400	36,953
Residential mortgages	45,984	44,018
Credit card	16,229	17,115
Other retail	46,680	47,712
Total loans, excluding covered loans	212,616	212,021
Covered loans	10,735	11,308
Total loans	223,351	223,329
Less allowance for loan losses	(4,390)	(4,424)
Net loans	218,961	218,905
Premises and equipment	2,656	2,670
Goodwill	9,152	9,143
Other intangible assets	2,918	2,706
Other assets (including $63 and $47 of trading securities at fair value pledged as collateral, respectively) (a)	31,823	29,675
Total assets	$355,447	$353,855
Liabilities and Shareholders' Equity
Deposits
Noninterest-bearing	$67,802	$74,172
Interest-bearing	148,906	145,972
Time deposits greater than $100,000	31,304	29,039
Total deposits	248,012	249,183
Short-term borrowings	27,126	26,302
Long-term debt	25,239	25,516
Other liabilities	14,223	12,587
Total liabilities	314,600	313,588
Shareholders' equity
Preferred stock	4,769	4,769
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/13 and 12/31/12 — 2,125,725,742 shares	21	21
Capital surplus	8,138	8,201
Retained earnings	35,720	34,720
Less cost of common stock in treasury: 3/31/13—267,239,988 shares; 12/31/12 — 256,294,227 shares	(8,176)	(7,790)
Accumulated other comprehensive income (loss)	(941)	(923)
Total U.S. Bancorp shareholders' equity	39,531	38,998
Noncontrolling interests	1,316	1,269
Total equity	40,847	40,267
Total liabilities and equity	$355,447	$353,855

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2013	2012
Interest Income
Loans	$2,562	$2,638
Loans held for sale	72	65
Investment securities	410	468
Other interest income	67	61
Total interest income	3,111	3,232
Interest Expense
Deposits	155	181
Short-term borrowings	85	123
Long-term debt	218	294
Total interest expense	458	598
Net interest income	2,653	2,634
Provision for credit losses	403	481
Net interest income after provision for credit losses	2,250	2,153
Noninterest Income
Credit and debit card revenue	214	202
Corporate payment products revenue	172	175
Merchant processing services	347	337
ATM processing services	82	87
Trust and investment management fees	278	252
Deposit service charges	153	153
Treasury management fees	134	134
Commercial products revenue	200	211
Mortgage banking revenue	401	452
Investment products fees	41	35
Securities gains (losses), net
Realized gains (losses), net	12	9
Total other-than-temporary impairment	(1)	(9)
Portion of other-than-temporary impairment recognized in other comprehensive income	(6)	–
Total securities gains (losses), net	5	–
Other	138	201
Total noninterest income	2,165	2,239
Noninterest Expense
Compensation	1,082	1,052
Employee benefits	310	260
Net occupancy and equipment	235	220
Professional services	78	84
Marketing and business development	73	109
Technology and communications	211	201
Postage, printing and supplies	76	74
Other intangibles	57	71
Other	348	489
Total noninterest expense	2,470	2,560
Income before income taxes	1,945	1,832
Applicable income taxes	558	527
Net income	1,387	1,305
Net (income) loss attributable to noncontrolling interests	41	33
Net income attributable to U.S. Bancorp	$1,428	$1,338
Net income applicable to U.S. Bancorp common shareholders	$1,358	$1,285
Earnings per common share	$.73	$.68
Diluted earnings per common share	$.73	$.67
Dividends declared per common share	$.195	$.195
Average common shares outstanding	1,858	1,901
Average diluted common shares outstanding	1,867	1,910

See	Notes to Consolidated Financial Statements.

34	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2013	2012
Net income	$1,387	$1,305
Other comprehensive income (loss)
Changes in unrealized gains and losses on securities available-for-sale	(120)	306
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	6	–
Changes in unrealized gains and losses on derivative hedges	(3)	2
Foreign currency translation	(10)	14
Changes in unrealized gains and losses on retirement plans	(1)	–
Reclassification to earnings of realized gains and losses	91	91
Income taxes related to other comprehensive income	19	(157)
Total other comprehensive income (loss)	(18)	256
Comprehensive income	1,369	1,561
Comprehensive (income) loss attributable to noncontrolling interests	41	33
Comprehensive income attributable to U.S. Bancorp	$1,410	$1,594

See Notes to Consolidated Financial Statements.

U. S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	1,910	$2,606	$21	$8,238	$30,785	$(6,472)	$(1,200)	$33,978	$993	$34,971
Net income (loss)					1,338			1,338	(33)	1,305
Other comprehensive income (loss)							256	256		256
Preferred stock dividends					(46)			(46)		(46)
Common stock dividends					(372)			(372)		(372)
Issuance of preferred stock		1,088						1,088		1,088
Issuance of common and treasury stock	7			(110)		211		101		101
Purchase of treasury stock	(16)					(483)		(483)		(483)
Distributions to noncontrolling interests								–	(28)	(28)
Net other changes in noncontrolling interests								–	82	82
Stock option and restricted stock grants				40				40		40
Balance March 31, 2012	1,901	$3,694	$21	$8,168	$31,705	$(6,744)	$(944)	$35,900	$1,014	$36,914

Balance December 31, 2012	1,869	$4,769	$21	$8,201	$34,720	$(7,790)	$(923)	$38,998	$1,269	$40,267
Net income (loss)					1,428			1,428	(41)	1,387
Other comprehensive income (loss)							(18)	(18)		(18)
Preferred stock dividends					(64)			(64)		(64)
Common stock dividends					(364)			(364)		(364)
Issuance of common and treasury stock	6			(115)		188		73		73
Purchase of treasury stock	(17)					(574)		(574)		(574)
Distributions to noncontrolling interests								–	(15)	(15)
Net other changes in noncontrolling interests								–	103	103
Stock option and restricted stock grants				52				52		52
Balance March 31, 2013	1,858	$4,769	$21	$8,138	$35,720	$(8,176)	$(941)	$39,531	$1,316	$40,847

See Notes to Consolidated Financial Statements.

36	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income attributable to U.S. Bancorp	$1,428	$1,338
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	403	481
Depreciation and amortization of premises and equipment	74	69
Amortization of intangibles	57	71
Provision for deferred income taxes	10	73
(Gain) loss on sale of loans held for sale	(479)	(628)
(Gain) loss on sale of securities and other assets	5	(28)
Loans originated for sale in the secondary market, net of repayments	(20,477)	(18,548)
Proceeds from sales of loans held for sale	21,063	20,723
Other, net	(416)	(460)
Net cash provided by operating activities	1,668	3,091
Investing Activities
Proceeds from sales of available-for-sale investment securities	166	200
Proceeds from maturities of held-to-maturity investment securities	2,425	810
Proceeds from maturities of available-for-sale investment securities	3,203	4,045
Purchases of held-to-maturity investment securities	(2,776)	(3,451)
Purchases of available-for-sale investment securities	(3,925)	(4,738)
Net increase in loans outstanding	(317)	(2,117)
Proceeds from sales of loans	285	192
Purchases of loans	(727)	(783)
Acquisitions, net of cash acquired	–	108
Other, net	142	(48)
Net cash used in investing activities	(1,524)	(5,782)
Financing Activities
Net increase (decrease) in deposits	(1,171)	2,420
Net increase (decrease) in short-term borrowings	824	(3,015)
Proceeds from issuance of long-term debt	105	1,085
Principal payments or redemption of long-term debt	(370)	(2,679)
Proceeds from issuance of preferred stock	–	1,088
Proceeds from issuance of common stock	79	98
Repurchase of common stock	(500)	(438)
Cash dividends paid on preferred stock	(64)	(30)
Cash dividends paid on common stock	(367)	(239)
Net cash used in financing activities	(1,464)	(1,710)
Change in cash and due from banks	(1,320)	(4,401)
Cash and due from banks at beginning of period	8,252	13,962
Cash and due from banks at end of period	$6,932	$9,561

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	37

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

38	U. S. Bancorp

Note 2	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2013					December 31, 2012
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$3,473	$23	$–	$(2)	$3,494	$3,154	$27	$–	$–	$3,181
Mortgage-backed securities
Residential
Agency	31,078	469	–	(20)	31,527	31,064	545	–	(6)	31,603
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Commercial non-agency	2	–	–	–	2	2	–	–	–	2
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	4	11	–	–	15	7	15	–	–	22
Other	18	3	(2)	(1)	18	19	2	(3)	(1)	17
Obligations of state and political subdivisions	19	1	–	–	20	20	1	–	–	21
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	114	–	–	(15)	99	115	–	–	(17)	98

Total held-to-maturity	$34,716	$507	$(2)	$(38)	$35,183	$34,389	$590	$(3)	$(24)	$34,952
Available-for-sale (b)
U.S. Treasury and agencies	$1,493	$14	$–	$(1)	$1,506	$1,211	$16	$–	$(1)	$1,226
Mortgage-backed securities
Residential
Agency	28,833	668	–	(40)	29,461	28,754	746	–	(5)	29,495
Non-agency
Prime (c)	605	6	(9)	(3)	599	641	3	(16)	(4)	624
Non-prime (d)	353	6	(9)	–	350	372	4	(20)	(1)	355
Commercial agency	180	7	–	–	187	185	8	–	–	193
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	20	6	–	–	26	32	10	–	–	42
Other	600	14	–	(1)	613	579	14	–	(1)	592
Obligations of state and political subdivisions	5,927	357	–	(4)	6,280	6,059	396	–	–	6,455
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	814	3	–	(77)	740	814	2	–	(85)	731
Perpetual preferred securities	205	32	–	(12)	225	205	27	–	(14)	218
Other investments	554	23	–	–	577	182	20	–	–	202
Total available-for-sale	$39,590	$1,136	$(18)	$(138)	$40,570	$39,040	$1,246	$(36)	$(111)	$40,139

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.4 years at March 31, 2013, compared with 4.1 years at December 31, 2012. The corresponding weighted-average yields were 2.80 percent and 2.93 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.6 years at March 31, 2013, and 3.3 years at December 31, 2012. The corresponding weighted-average yields were 1.91 percent and 1.94 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2013, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $18.1 billion at March 31, 2013, and $20.1 billion at December 31, 2012, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $2.5 billion at March 31, 2013, and $3.5 billion at December 31, 2012.

U. S. Bancorp	39

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2013	2012
Taxable	$344	$397
Non-taxable	66	71
Total interest income from investment securities	$410	$468

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31 (Dollars in Millions)	2013	2012
Realized gains	$12	$9
Realized losses	–	–
Net realized gains (losses)	$12	$9
Income tax (benefit) on net realized gains (losses)	$5	$3

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

The following table summarizes other-than-temporary impairment by investment category:

	2013			2012
Three Months Ended March 31 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$1	$–	$(1)	$(3)	$(4)
Non-prime (b)	(6)	5	(1)	(7)	3	(4)
Commercial non-agency	–	–	–	–	(1)	(1)
Other asset-backed securities	–	–	–	(1)	1	–
Total available-for-sale	$(7)	$6	$(1)	$(9)	$–	$(9)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

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

40	U. S. Bancorp

The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime (a)			Non-Prime (b)
	Minimum	Maximum	Average	Minimum	Maximum	Average
March 31, 2013
Estimated lifetime prepayment rates	8%	18%	16%	2%	10%	6%
Lifetime probability of default rates	4	6	4	4	10	7
Lifetime loss severity rates	45	50	48	50	70	60
December 31, 2012
Estimated lifetime prepayment rates	6%	22%	14%	3%	10%	6%
Lifetime probability of default rates	3	6	4	3	10	7
Lifetime loss severity rates	40	50	47	45	65	56

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities are summarized as follows:

Three Months Ended March 31 (Dollars in Millions)	2013	2012
Balance at beginning of period	$134	$298
Additions to Credit Losses Due to Other-than-temporary Impairments
Credit losses on securities not previously considered other-than-temporarily impaired	–	1
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	7	8

Total other-than-temporary impairment on debt securities	7	9
Other Changes in Credit Losses
Increases in expected cash flows	–	(6)
Realized losses (a)	(8)	(13)

Balance at end of period	$133	$288

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

At March 31, 2013, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$444	$(2)	$–	$–	$444	$(2)
Mortgage-backed securities
Residential agency	3,478	(20)	–	–	3,478	(20)
Commercial non-agency	2	–	–	–	2	–
Other asset-backed securities	–	–	9	(3)	9	(3)
Corporate debt securities	–	–	99	(15)	99	(15)

Total held-to-maturity	$3,924	$(22)	$108	$(18)	$4,032	$(40)

Available-for-sale
U.S. Treasury and agencies	$599	$(1)	$–	$–	$599	$(1)
Mortgage-backed securities
Residential
Agency	6,484	(40)	166	–	6,650	(40)
Non-agency (a)
Prime (b)	91	–	254	(12)	345	(12)
Non-prime (c)	22	–	190	(9)	212	(9)
Other asset-backed securities	–	–	2	(1)	2	(1)
Obligations of state and political subdivisions	339	(4)	12	–	351	(4)
Corporate debt securities	–	–	429	(77)	429	(77)
Perpetual preferred securities	–	–	121	(12)	121	(12)

Total available-for-sale	$7,535	$(45)	$1,174	$(111)	$8,709	$(156)

(a)	The Company has $21 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if current economic conditions persist or worsen. Additionally, further deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

U. S. Bancorp	41

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt or mortgage-backed securities issued with high investment grade credit ratings. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2013, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2013		December 31, 2012
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$60,988	27.3%	$60,742	27.2%
Lease financing	5,335	2.4	5,481	2.5
Total commercial	66,323	29.7	66,223	29.7
Commercial Real Estate
Commercial mortgages	31,155	13.9	31,005	13.9
Construction and development	6,245	2.8	5,948	2.6
Total commercial real estate	37,400	16.7	36,953	16.5
Residential Mortgages
Residential mortgages	33,779	15.1	32,648	14.6
Home equity loans, first liens	12,205	5.5	11,370	5.1
Total residential mortgages	45,984	20.6	44,018	19.7
Credit Card	16,229	7.3	17,115	7.7
Other Retail
Retail leasing	5,526	2.5	5,419	2.4
Home equity and second mortgages	16,131	7.2	16,726	7.5
Revolving credit	3,206	1.4	3,332	1.5
Installment	5,450	2.4	5,463	2.4
Automobile	12,474	5.6	12,593	5.6
Student	3,893	1.8	4,179	1.9
Total other retail	46,680	20.9	47,712	21.3
Total loans, excluding covered loans	212,616	95.2	212,021	94.9
Covered Loans	10,735	4.8	11,308	5.1
Total loans	$223,351	100.0%	$223,329	100.0%

The Company had loans of $75.1 billion at March 31, 2013, and $74.1 billion at December 31, 2012, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $49.5 billion at March 31, 2013, and $48.6 billion at December 31, 2012, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $667 million at March 31, 2013, and $753 million at December 31, 2012. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

Three Months Ended March 31 (Dollars in Millions)	2013	2012
Balance at beginning of period	$1,709	$2,619
Purchases	—	13
Accretion	(136)	(115)
Disposals	(38)	(42)
Reclassifications (to)/from nonaccretable difference (a)	10	132
Other (b)	376	(2)

Balance at end of period	$1,921	$2,605

(a)	Primarily relates to changes in expected credit performance.
(b)	The amount in first quarter 2013 primarily represents the reclassification of unamortized decreases in the FDIC asset (which are now presented as a separate component within the covered assets table on page 49), partially offset by the impact of changes in expectations about retaining covered single-family loans beyond the term of the indemnification agreements.

42	U. S. Bancorp

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. The Company currently uses a 12-year period of historical losses in considering actual loss experience, because it believes that period best reflects the losses incurred in the portfolio. This timeframe and the results of the analysis are evaluated quarterly to determine if they are appropriate. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

The allowance recorded for Troubled Debt Restructuring (“TDR”) loans and purchased impaired loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool, or the prior quarter effective rate, respectively. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed loan-to-value ratios when possible, portfolio growth and historical losses, adjusted for current trends. The Company also considers any modifications made to consumer lending segment loans including the impacts of any subsequent payment defaults since modification in determining the allowance for credit losses, such as the borrower’s ability to pay under the restructured terms, and the timing and amount of payments.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans and represents any decreases in expected cash flows of those loans after the acquisition date. The provision for credit losses for covered loans considers the indemnification provided by the FDIC.

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

U. S. Bancorp	43

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2011	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014
Add
Provision for credit losses	105	(46)	112	178	124	473	8	481
Deduct
Loans charged off	113	83	116	201	167	680	1	681
Less recoveries of loans charged off	(27)	(12)	(4)	(32)	(35)	(110)	–	(110)

Net loans charged off	86	71	112	169	132	570	1	571
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	(5)	(5)

Balance at March 31, 2012	$1,029	$1,037	$927	$1,001	$823	$4,817	$102	$4,919

Balance at December 31, 2012	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733
Add
Provision for credit losses	(4)	(40)	83	192	132	363	40	403
Deduct
Loans charged off	56	43	100	193	156	548	1	549
Less recoveries of loans charged off	(21)	(24)	(8)	(33)	(30)	(116)	–	(116)

Net loans charged off	35	19	92	160	126	432	1	433
Net change for credit losses to be reimbursed by the FDIC	–	–	–	–	–	–	5	5

Balance at March 31, 2013	$1,012	$798	$926	$895	$854	$4,485	$223	$4,708

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at March 31, 2013 Related to
Loans individually evaluated for impairment (a)	$5	$21	$–	$–	$–	$26	$–	$26
TDRs collectively evaluated for impairment	25	25	407	132	110	699	4	703
Other loans collectively evaluated for impairment	982	741	519	763	744	3,749	22	3,771
Loans acquired with deteriorated credit quality	–	11	–	–	–	11	197	208

Total allowance for credit losses	$1,012	$798	$926	$895	$854	$4,485	$223	$4,708

Allowance Balance at December 31, 2012 Related to
Loans individually evaluated for impairment (a)	$10	$30	$–	$–	$–	$40	$–	$40
TDRs collectively evaluated for impairment	28	29	446	153	97	753	1	754
Other loans collectively evaluated for impairment	1,013	791	489	710	751	3,754	17	3,771
Loans acquired with deteriorated credit quality	–	7	–	–	–	7	161	168

Total allowance for credit losses	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2013
Loans individually evaluated for impairment (a)	$145	$484	$–	$–	$–	$629	$62	$691
TDRs collectively evaluated for impairment	184	400	4,282	393	310	5,569	102	5,671
Other loans collectively evaluated for impairment	65,991	36,427	41,696	15,836	46,370	206,320	6,119	212,439
Loans acquired with deteriorated credit quality	3	89	6	–	–	98	4,452	4,550

Total loans	$66,323	$37,400	$45,984	$16,229	$46,680	$212,616	$10,735	$223,351

December 31, 2012
Loans individually evaluated for impairment (a)	$171	$510	$–	$–	$–	$681	$48	$729
TDRs collectively evaluated for impairment	185	391	4,199	442	313	5,530	145	5,675
Other loans collectively evaluated for impairment	65,863	35,952	39,813	16,673	47,399	205,700	5,814	211,514
Loans acquired with deteriorated credit quality	4	100	6	–	–	110	5,301	5,411

Total loans	$66,223	$36,953	$44,018	$17,115	$47,712	$212,021	$11,308	$223,329

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

44	U. S. Bancorp

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

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged off. Credit cards are charged off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to the loan carrying amount. Interest payments are generally recorded as reductions to a loan’s carrying amount while a loan is on nonaccrual and are recognized as interest income upon payoff of the loan. Interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when a loan has demonstrated sustained repayment performance or no amounts are past due and prospects for future payment are no longer in doubt; or the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.

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

U. S. Bancorp	45

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2013
Commercial	$65,995	$164	$63	$101	$66,323
Commercial real estate	36,801	84	8	507	37,400
Residential mortgages (a)	44,740	322	249	673	45,984
Credit card	15,696	202	204	127	16,229
Other retail	46,128	239	85	228	46,680

Total loans, excluding covered loans	209,360	1,011	609	1,636	212,616
Covered loans	9,776	194	556	209	10,735

Total loans	$219,136	$1,205	$1,165	$1,845	$223,351

December 31, 2012
Commercial	$65,701	$341	$58	$123	$66,223
Commercial real estate	36,241	158	8	546	36,953
Residential mortgages (a)	42,728	348	281	661	44,018
Credit card	16,525	227	217	146	17,115
Other retail	47,109	290	96	217	47,712

Total loans, excluding covered loans	208,304	1,364	660	1,693	212,021
Covered loans	9,900	359	663	386	11,308

Total loans	$218,204	$1,723	$1,323	$2,079	$223,329

(a)	At March 31, 2013, $398 million of loans 30 – 89 days past due and $3.4 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $441 million and $3.2 billion at December 31, 2012, respectively.

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

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2013
Commercial	$64,167	$1,005	$1,151	$2,156	$66,323
Commercial real estate	34,832	626	1,942	2,568	37,400
Residential mortgages (b)	44,887	12	1,085	1,097	45,984
Credit card	15,898	–	331	331	16,229
Other retail	46,257	35	388	423	46,680

Total loans, excluding covered loans	206,041	1,678	4,897	6,575	212,616
Covered loans	10,320	61	354	415	10,735

Total loans	$216,361	$1,739	$5,251	$6,990	$223,351

Total outstanding commitments	$442,045	$3,181	$6,133	$9,314	$451,359

December 31, 2012
Commercial	$63,906	$1,114	$1,203	$2,317	$66,223
Commercial real estate	34,096	621	2,236	2,857	36,953
Residential mortgages (b)	42,897	18	1,103	1,121	44,018
Credit card	16,752	–	363	363	17,115
Other retail	47,294	36	382	418	47,712

Total loans, excluding covered loans	204,945	1,789	5,287	7,076	212,021
Covered loans	10,786	61	461	522	11,308

Total loans	$215,731	$1,850	$5,748	$7,598	$223,329

Total outstanding commitments	$442,047	$3,231	$6,563	$9,794	$451,841

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2013, $3.4 billion of GNMA loans 90 days or more past due and $2.4 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.2 billion and $2.4 billion at December 31, 2012, respectively.

46	U. S. Bancorp

For all loan classes, a loan is considered to be impaired when, based on current events or information, it is probable the Company will be unable to collect all amounts due per the contractual terms of the loan agreement. Impaired loans include all nonaccrual and TDR loans. For all loan classes, interest income on TDR loans is recognized under the modified terms and conditions if the borrower has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Interest income is generally not recognized on other impaired loans until the loan is paid off. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible.

Factors used by the Company in determining whether all principal and interest payments due on commercial and commercial real estate loans will be collected and therefore whether those loans are impaired include, but are not limited to, the financial condition of the borrower, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on industry, geographic location and certain financial ratios. The evaluation of impairment on residential mortgages, credit card loans and other retail loans is primarily driven by delinquency status of individual loans or whether a loan has been modified. Individual covered loans, whose future losses are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company, are evaluated for impairment and accounted for in a manner consistent with the class of loan they would have been included in had the loss sharing coverage not been in place.

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2013
Commercial	$377	$1,108	$32	$34
Commercial real estate	1,033	2,015	56	11
Residential mortgages	2,708	3,344	385	–
Credit card	393	393	132	–
Other retail	443	512	114	3

Total impaired loans, excluding GNMA and covered loans	4,954	7,372	719	48
Loans purchased from GNMA mortgage pools	1,909	1,909	32	–
Covered loans	594	1,447	23	9

Total	$7,457	$10,728	$774	$57

December 31, 2012
Commercial	$404	$1,200	$40	$39
Commercial real estate	1,077	2,251	70	4
Residential mortgages	2,748	3,341	415	–
Credit card	442	442	153	–
Other retail	443	486	101	3

Total impaired loans, excluding GNMA and covered loans	5,114	7,720	779	46
Loans purchased from GNMA mortgage pools	1,778	1,778	39	–
Covered loans	767	1,584	20	12

Total	$7,659	$11,082	$838	$58

(a)	Substantially all loans classified as impaired at March 31, 2013 and December 31, 2012, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2013		2012
Three Months Ended March 31 (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$391	$10	$569	$3
Commercial real estate	1,055	11	1,524	7
Residential mortgages	2,728	34	2,638	26
Credit card	418	4	548	8
Other retail	443	6	180	2

Total impaired loans, excluding GNMA and covered loans	5,035	65	5,459	46
Loans purchased from GNMA mortgage pools	1,844	23	1,277	15
Covered loans	681	7	1,178	2

Total	$7,560	$95	$7,914	$63

U. S. Bancorp	47

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

The following table provides a summary of loans modified as TDRs during the periods presented, by portfolio class:

	2013			2012
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	815	$34	$33	1,279	$91	$72
Commercial real estate	63	80	78	111	204	197
Residential mortgages	807	110	105	621	111	107
Credit card	7,818	48	48	14,218	80	80
Other retail	1,865	49	49	988	15	15

Total loans, excluding GNMA and covered loans	11,368	321	313	17,217	501	471
Loans purchased from GNMA mortgage pools	1,256	177	182	1,400	179	187
Covered loans	50	53	41	43	140	137

Total loans	12,674	$551	$536	18,660	$820	$795

Residential mortgages, home equity and second mortgages, and loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At March 31, 2013, 94 residential mortgages, 18 home equity and second mortgage loans and 338 loans purchased from GNMA mortgage pools with outstanding balances of $15 million, $2 million and $51 million, respectively, were in a trial period and have estimated post-modification balances of $15 million, $2 million and $51 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

48	U. S. Bancorp

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2013		2012
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	168	$2	241	$21
Commercial real estate	19	28	54	92
Residential mortgages	183	31	64	12
Credit card	1,986	11	2,526	15
Other retail	517	28	184	3

Total loans, excluding GNMA and covered loans	2,873	100	3,069	143
Loans purchased from GNMA mortgage pools	3,822	478	221	33
Covered loans	10	3	34	60

Total loans	6,705	$581	3,324	$236

In addition to the defaults in the table above, during the three months ended March 31, 2013, the Company had 97 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $16 million where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	March 31, 2013				December 31, 2012
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$–	$126	$–	$126	$–	$143	$–	$143
Commercial real estate loans	1,214	2,206	–	3,420	1,323	2,695	–	4,018
Residential mortgage loans	3,238	1,055	–	4,293	3,978	1,109	–	5,087
Credit card loans	–	5	–	5	–	5	–	5
Other retail loans	–	744	–	744	–	775	–	775
Losses reimbursable by the FDIC (a)	–	–	1,298	1,298	–	–	1,280	1,280
Unamortized changes in FDIC asset (b)	–	–	849	849	–	–	–	–

Covered loans	4,452	4,136	2,147	10,735	5,301	4,727	1,280	11,308
Foreclosed real estate	–	–	168	168	–	–	197	197

Total covered assets	$4,452	$4,136	$2,315	$10,903	$5,301	$4,727	$1,477	$11,505

(a)	Relates to loss sharing agreements with remaining terms from 2 to 7 years.
(b)	Represents decreases in losses expected to be reimbursed by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements. These amounts were presented within the separate loan categories prior to January 1, 2013.

U. S. Bancorp	49

The Company adopted recently issued indemnification asset accounting guidance effective January 1, 2013 applicable to FDIC loss-sharing agreements. The guidance requires any reduction in expected cash flows from the FDIC resulting from increases in expected cash flows from the covered assets (when there are no previous valuation allowances to reverse) to be amortized over the shorter of the remaining contractual term of the indemnification agreements or the remaining life of the covered assets. Prior to adoption of this guidance, such increases in expected cash flows of purchased loans and decreases in expected cash flows of the FDIC indemnification assets were considered together and recognized over the remaining life of the loans. The adoption of this guidance did not materially affect the Company’s financial statements.

At March 31, 2013, $22 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $82 million at December 31, 2012, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Note 4	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”) through established programs, the sale or syndication of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. The guarantees provided to certain third-parties in connection with the sale or syndication of certain assets, primarily loan portfolios and tax-advantaged investments, are further discussed in Note 14. When the Company sells financial assets, it may retain servicing rights and/or other interests in the transferred financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note 5. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $236 million and $166 million for the three months ended March 31, 2013, and 2012, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $149 million and $89 million, and in other noninterest expense was $132 million and $101 million for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, approximately $7.2 billion of the Company’s assets and $5.2 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which

50	U. S. Bancorp

the Company has consolidated, compared with $7.1 billion and $5.2 billion, respectively, at December 31, 2012. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others with a guarantee.

In April and May 2013, the Company transferred control over the most significant activities of certain consolidated community development and tax-advantaged investment VIEs to a third party manager who concurrently provided a guarantee to these VIEs related to the occurrence of certain tax credit recapture events. As a result, the Company deconsolidated these VIEs subsequent to March 31, 2013, removing approximately $4 billion from other assets and long-term debt on the Company’s Consolidated Balance Sheet. This transaction will not materially impact the Company’s Consolidated Statements of Income or Cash Flows in future periods.

In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2013, $139 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet related to the conduit, compared with $144 million at December 31, 2012.

The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2013, $5.2 billion of available-for-sale securities and $4.9 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $5.3 billion of available-for-sale securities and $5.0 billion of short-term borrowings at December 31, 2012.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the Consolidated Balance Sheet. The Company’s investments in unconsolidated VIEs at March 31, 2013, ranged from less than $1 million to $51 million, with an aggregate amount of $1.9 billion, net of $1.3 billion of liabilities recorded primarily for unfunded capital commitments of the Company to specific project sponsors. The Company’s investments in unconsolidated VIEs at December 31, 2012, ranged from less than $1 million to $58 million, with an aggregate amount of $1.9 billion, net of liabilities of $1.3 billion recorded primarily for unfunded capital commitments. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was $5.2 billion at March 31, 2013 and December 31, 2012. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $1.8 billion at March 31, 2013 and December 31, 2012, recorded on the Company’s Consolidated Balance Sheet and $3.3 billion at March 31, 2013 and December 31, 2012, of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the Consolidated Balance Sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds become worthless, and the community-based business and housing projects and related tax credits completely fail and do not meet certain government compliance requirements.

U. S. Bancorp	51

Note 5	Mortgage Servicing Rights

The Company serviced $220.3 billion of residential mortgage loans for others at March 31, 2013, and $215.6 billion at December 31, 2012. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs were net gains of $42 million and $30 million for the three months ended March 31, 2013 and 2012, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $187 million and $171 million for the three months ended March 31, 2013 and 2012, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended March 31 (Dollars in Millions)	2013	2012
Balance at beginning of period	$1,700	$1,519
Rights purchased	2	13
Rights capitalized	254	261
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	127	64
Due to revised assumptions or models (b)	(6)	1
Other changes in fair value (c)	(122)	(121)

Balance at end of period	$1,955	$1,737

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2013						December 31, 2012
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(454)	$(243)	$(124)	$122	$229	$428	$(370)	$(217)	$(118)	$126	$249	$480
Derivative instrument hedges	487	249	123	(115)	(217)	(397)	473	249	124	(121)	(243)	(486)
Net sensitivity	$33	$6	$(1)	$7	$12	$31	$103	$32	$6	$5	$6	$(6)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2013				December 31, 2012
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$14,258	$39,582	$166,481	$220,321	$14,143	$39,048	$162,446	$215,637
Fair value	$151	$343	$1,461	$1,955	$154	$314	$1,232	$1,700
Value (bps) (a)	106	87	88	89	109	80	76	79
Weighted-average servicing fees (bps)	40	33	30	31	40	33	30	31
Multiple (value/servicing fees)	2.65	2.64	2.93	2.87	2.73	2.42	2.53	2.55
Weighted-average note rate	5.02%	4.45%	4.37%	4.43%	5.13%	4.57%	4.48%	4.54%
Weighted-average age (in years)	4.2	2.4	2.5	2.6	4.2	2.4	2.5	2.6
Weighted-average expected prepayment (constant prepayment rate)	12.8%	19.1%	16.9%	17.0%	13.2%	21.2%	20.4%	20.1%
Weighted-average expected life (in years)	6.1	4.6	4.9	4.9	6.1	4.2	4.1	4.2
Weighted-average discount rate	12.1%	11.3%	9.9%	10.3%	12.1%	11.4%	10.0%	10.4%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

52	U. S. Bancorp

Note 6	Preferred Stock

At March 31, 2013 and December 31, 2012, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	March 31, 2013				December 31, 2012
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	20,000	500	–	500	20,000	500	–	500
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075

Total preferred stock (a)	159,910	$4,936	$167	$4,769	159,910	$4,936	$167	$4,769

(a)	The par value of all shares issued and outstanding at March 31, 2013 and December 31, 2012, was $1.00 per share.

Note 7	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized gains (losses) on securities available-for-sale	Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	Unrealized gains (losses) on derivative hedges	Unrealized gains (losses) on retirement plans	Foreign currency translation	Total
2013
Balance at beginning of period	$679	$107	$(404)	$(1,265)	$(40)	$(923)
Changes in unrealized gains and losses	(120)	–	(3)	(1)	–	(124)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	6	–	–	–	–	6
Foreign currency translation adjustment	–	–	–	–	(10)	(10)
Reclassification to earnings of realized gains and losses	(5)	(20)	54	62	–	91
Applicable income taxes	43	7	(18)	(17)	4	19

Balance at end of period	$603	$94	$(371)	$(1,221)	$(46)	$(941)
2012
Balance at beginning of period	$360	$–	$(489)	$(1,022)	$(49)	$(1,200)
Changes in unrealized gains and losses	306	–	2	–	–	308
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	14	14
Reclassification to earnings of realized gains and losses	–	–	53	38	–	91
Applicable income taxes	(116)	–	(21)	(15)	(5)	(157)

Balance at end of period	$550	$–	$(455)	$(999)	$(40)	$(944)

U. S. Bancorp	53

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income and into earnings for the three months ended March 31, 2013, is as follows:

(Dollars in Millions)	Impact to Net Income	Affected Line Item in the Consolidated Statement of Income
Changes in unrealized gains and losses on securities available-for-sale
Realized gains (losses) on sale of securities	$12	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(7)

	5	Total before tax
	(2)	Applicable income taxes

	3	Net-of-tax

Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	20	Interest income
	(7)	Applicable income taxes

	13	Net-of-tax
Changes in unrealized gains and losses on derivative hedges
Gains (Losses) on derivative hedges	(54)	Interest expense
	21	Applicable income taxes

	(33)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(62)	Employee benefits expense
	24	Applicable income taxes

	(38)	Net-of-tax
Total impact to net income	$(55)

Note 8	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2013	2012
Net income attributable to U.S. Bancorp	$1,428	$1,338
Preferred dividends	(64)	(46)
Earnings allocated to participating stock awards	(6)	(7)

Net income applicable to U.S. Bancorp common shareholders	$1,358	$1,285
Average common shares outstanding	1,858	1,901
Net effect of the exercise and assumed purchase of stock awards	9	9

Average diluted common shares outstanding	1,867	1,910
Earnings per common share	$.73	$.68
Diluted earnings per common share	$.73	$.67

Options and warrants outstanding at March 31, 2013 and 2012, to purchase 11 million and 45 million common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because they were antidilutive. Convertible senior debentures outstanding at March 31, 2012, that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share for the three months ended March 31, 2012, because they were antidilutive.

Note 9	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2013	2012	2013	2012
Service cost	$42	$32	$1	$1
Interest cost	42	42	1	2
Expected return on plan assets	(44)	(48)	–	(1)
Prior service cost (credit) and transition obligation (asset) amortization	(1)	(1)	–	–
Actuarial loss (gain) amortization	66	40	(3)	(1)

Net periodic benefit cost	$105	$65	$(1)	$1

54	U. S. Bancorp

Note 10	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31,
(Dollars in Millions)	2013	2012
Federal
Current	$490	$404
Deferred	12	68

Federal income tax	502	472
State
Current	58	50
Deferred	(2)	5

State income tax	56	55

Total income tax provision	$558	$527

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31,
(Dollars in Millions)	2013	2012
Tax at statutory rate	$681	$641
State income tax, at statutory rates, net of federal tax benefit	36	36
Tax effect of
Tax credits, net of related expenses	(106)	(89)
Tax-exempt income	(54)	(55)
Noncontrolling interests	14	11
Other items	(13)	(17)

Applicable income taxes	$558	$527

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2013, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2008. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.3 billion at March 31, 2013 and December 31, 2012.

Note 11	Netting Arrangements for Certain Financial Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, due to legislative changes effective during the first quarter of 2013, certain derivatives executed after March 11, 2013, need to be centrally cleared through clearinghouses, with additional derivative products required to be centrally cleared in the future. A small portion of the Company’s derivative positions are exchange-traded. These are predominantly U.S. Treasury futures and options on U.S. Treasury futures.

Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral agreements with certain counterparties. Derivative asset and liability fair values are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheet. Receivables and payables related to cash collateral are also included in other assets and other liabilities on the Consolidated Balance Sheet. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults.

U. S. Bancorp	55

Securities used as collateral can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

As part of the Company’s treasury and broker-dealer operations, the Company transacts in arrangements that are treated as securities sold under agreements to repurchase or securities purchased under agreements to resell, both of which are accounted for as collateralized financings. Securities sold under agreements to repurchase include repurchase agreements and securities loaned transactions. Securities purchased under agreements to resell include reverse repurchase agreements and securities borrowed transactions. For securities sold under agreements to repurchase, the Company records a liability for the cash received, which is included in short-term borrowings on the Consolidated Balance Sheet. For securities purchased under agreements to resell, the Company records a receivable for the cash paid, which is included in other assets on the Consolidated Balance Sheet.

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. Under all transactions, the fair value of the securities are determined daily, and additional cash is obtained or refunded to counterparties where appropriate. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury securities or agency mortgage-backed securities. The securities loaned or borrowed are typically high-grade corporate bonds traded by the Company’s broker-dealer. The securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party.

The Company executes its derivative, repurchase/reverse repurchase and securities loaned/borrowed transactions under the respective industry standard agreements. These agreements include master netting arrangements that allow for multiple contracts executed with the same counterparty to be viewed as a single arrangement. This allows for net settlement of a single amount on a daily basis. In the event of default, the master netting arrangement provides for close-out netting, which allows all positions with the defaulting counterparty to be terminated and net settled with a single payment amount.

The Company has elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of the majority of its derivative counterparties. The netting occurs at the counterparty level, and includes all receivables and payables related to the derivative contracts, including those associated with cash collateral received or pledged. The Company has not elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of repurchase/reverse repurchase and securities loaned/borrowed transactions.

The following tables provide information on the Company’s netting adjustments, and items not offset in the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (a)	Collateral Received (b)	Net Amount
March 31, 2013
Derivative assets (c)	$1,596	$(515)	$1,081	$(27)	$–	$1,054
Reverse repurchase agreements	44	–	44	(31)	(13)	–
Securities borrowed	628	–	628	–	(609)	19

Total	$2,268	$(515)	$1,753	$(58)	$(622)	$1,073
December 31, 2012
Derivative assets (c)	$1,546	$(418)	$1,128	$(31)	$–	$1,097
Reverse repurchase agreements	363	–	363	(44)	(319)	–
Securities borrowed	368	–	368	–	(356)	12

Total	$2,277	$(418)	$1,859	$(75)	$(675)	$1,109

(a)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(b)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included in the Consolidated Balance Sheet unless the counterparty defaults.
(c)	Excludes $160 million and $260 million of derivative assets not subject to netting arrangements at March 31, 2013 and December 31, 2012, respectively.

56	U. S. Bancorp

	Gross Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (a)	Collateral Pledged (b)	Net Amount
March 31, 2013
Derivative liabilities (c)	$2,131	$(1,472)	$659	$(27)	$–	$632
Repurchase agreements	2,392	–	2,392	(31)	(2,361)	–
Securities loaned	–	–	–	–	–	–

Total	$4,523	$(1,472)	$3,051	$(58)	$(2,361)	$632
December 31, 2012
Derivative liabilities (c)	$2,178	$(1,549)	$629	$(31)	$–	$598
Repurchase agreements	3,389	–	3,389	(44)	(3,345)	–
Securities loaned	–	–	–	–	–	–

Total	$5,567	$(1,549)	$4,018	$(75)	$(3,345)	$598

(a)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(b)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included in the Consolidated Balance Sheet unless the Company defaults.
(c)	Excludes $8 million and $5 million of derivative liabilities not subject to netting arrangements at March 31, 2013 and December 31, 2012, respectively.

Note 12	Derivative Instruments

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

Fair Value Hedges These derivatives are interest rate swaps that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt and junior subordinated debentures. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2013, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At March 31, 2013, the Company had $371 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $404 million (net-of-tax) at December 31, 2012. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2013 and the next 12 months are losses of $100 million (net-of-tax) and $133 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2013, and the change in fair value attributed to hedge ineffectiveness was not material.

U. S. Bancorp	57

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three months ended March 31, 2013. There were no non-derivative debt instruments designated as net investment hedges at March 31, 2013 or December 31, 2012.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company enters into similar offsetting positions with broker-dealers. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS and certain derivative financial guarantee contracts.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis –Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

58	U. S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2013
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$25	2.84	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	3	9.52	4,288	664	3.21
Receive fixed/pay floating swaps	7,000	39	1.60	–	–	–
Net investment hedges
Foreign exchange forward contracts	757	5	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	8,397	66	.08	172	1	.04
Sell	3,301	25	.07	11,098	52	.11
Options
Purchased	4,325	–	.08	–	–	–
Written	5,506	97	.10	10	1	.06
Receive fixed/pay floating swaps	3,945	22	10.23	–	–	–
Foreign exchange forward contracts	1,360	3	.01	1,869	13	.02
Equity contracts	41	–	2.22	27	–	2.63
Credit contracts	1,096	4	4.70	2,012	11	3.02

Total	$36,500	$289		$19,476	$742
December 31, 2012
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$30	3.09	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	32	–	9.88	4,528	718	3.79
Receive fixed/pay floating swaps	7,000	45	1.84	–	–	–
Net investment hedges
Foreign exchange forward contracts	758	1	.07	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	11,164	138	.07	2,921	13	.04
Sell	6,299	18	.11	12,223	57	.09
Options
Purchased	2,435	–	.07	–	–	–
Written	4,991	123	.12	4	–	.06
Receive fixed/pay floating swaps	350	1	10.21	3,775	14	10.21
Foreign exchange forward contracts	618	4	.03	1,383	6	.01
Equity contracts	31	–	2.80	27	–	2.46
Credit contracts	1,056	3	4.56	1,947	10	3.11

Total	$35,234	$363		$26,808	$818

U. S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2013
Interest rate contracts
Receive fixed/pay floating swaps	$16,441	$985	4.93	$1,383	$18	7.09
Pay fixed/receive floating swaps	1,169	17	8.24	16,745	942	4.90
Options
Purchased	3,171	18	4.96	28	–	4.17
Written	28	–	4.17	3,124	18	5.02
Foreign exchange rate contracts
Forwards, spots and swaps	10,018	443	.56	9,827	415	.55
Options
Purchased	249	4	.48	–	–	–
Written	–	–	–	249	4	.48

Total	$31,076	$1,467		$31,356	$1,397
December 31, 2012
Interest rate contracts
Receive fixed/pay floating swaps	$16,671	$1,085	4.78	$1,090	$15	9.30
Pay fixed/receive floating swaps	928	14	11.12	16,923	1,042	4.74
Options
Purchased	3,046	16	5.24	28	–	4.42
Written	286	–	.75	2,788	16	5.68
Foreign exchange rate contracts
Forwards, spots and swaps	12,186	322	.43	11,861	286	.44
Options
Purchased	323	6	.55	–	–	–
Written	–	–	–	323	6	.55

Total	$33,440	$1,443		$33,013	$1,365

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2013	2012	2013	2012
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$–	$1	$(33)	$(33)
Net investment hedges
Foreign exchange forward contracts	23	(6)	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2013 and 2012.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

60	U. S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2013	2012
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(2)	$–
Foreign exchange cross-currency swaps	Other noninterest income	–	42
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	236	169
Purchased and written options	Mortgage banking revenue	129	154
Receive fixed/pay floating swaps	Mortgage banking revenue	(40)	(57)
Foreign exchange forward contracts	Commercial products revenue	8	(17)
Equity contracts	Compensation expense	–	(1)
Credit contracts	Other noninterest income/expense	(1)	(6)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(96)	(140)
Pay fixed/receive floating swaps	Other noninterest income	96	139
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	7	21

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $2 million and zero for the three months ended March 31, 2013, respectively, and less than $1 million and $(44) million for the three months ended March 31, 2012, respectively. The ineffective portion was immaterial for the three months ended March 31, 2013 and 2012.

Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk using a credit valuation adjustment and includes it within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into master netting agreements and, where possible, by requiring collateral agreements. A master netting agreement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral, through a single payment and in a single currency. Collateral agreements require the counterparty to deliver, on a daily basis, collateral (typically cash or U.S. Treasury and agency securities) equal to the Company’s net derivative receivable. For highly-rated counterparties, the collateral agreements may include minimum dollar thresholds, but allow for the Company to call for immediate, full collateral coverage when credit-rating thresholds are triggered by counterparties.

The Company’s collateral agreements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral agreements that were in a net liability position at March 31, 2013, was $1.3 billion. At March 31, 2013, the Company had $1.1 billion of cash posted as collateral against this net liability position.

Note 13	Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale investment securities, certain MLHFS and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.

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

U. S. Bancorp	61

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the three months ended March 31, 2013 and 2012, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2013 and 2012, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to review by senior management in corporate functions, who are independent from the modeling. The fair value measurements are also compared to fair values provided by third party pricing services, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities, certain collateralized debt obligations and collateralized loan obligations and certain corporate debt securities.

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $175 million net loss and a $19 million net gain for the three months ended March 31, 2013 and 2012, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income in the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash

U. S. Bancorp	63

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

The Company also has commitments to sell, purchase and originate mortgage loans that meet the accounting requirements of a derivative. These mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above.

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

64	U. S. Bancorp

was determined by discounting contractual cash flows using current market rates. Short-term borrowings are classified within Level 2. Included in short-term borrowings is the Company’s obligation on securities sold short, which is required to be accounted for at fair value per applicable accounting guidance. Fair value for other short-term borrowings is provided for disclosure purposes only.

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

Significant Unobservable Inputs of Level 3 Assets and Liabilities

The following section provides information on the significant inputs used by the Company to determine the fair value measurements of Level 3 assets and liabilities recorded at fair value on the Consolidated Balance Sheet. In addition, the following section includes a discussion of the sensitivity of the fair value measurements to changes in the significant inputs and a description of any interrelationships between these inputs for Level 3 assets and liabilities recorded at fair value on a recurring basis. The discussion below excludes nonrecurring fair value measurements of collateral value used for impairment measures for loans and other real estate owned. These valuations utilize third party appraisal or broker price opinions, and are classified as Level 3 due to the significant judgment involved

Available-For-Sale Investment Securities The significant unobservable inputs used in the fair value measurement of the Company’s modeled Level 3 available-for-sale investment securities are prepayment rates, probability of default and loss severities associated with the underlying collateral, as well as the discount margin used to calculate the present value of the projected cash flows. Increases in prepayment rates for Level 3 securities will typically result in higher fair values, as increased prepayment rates accelerate the receipt of expected cash flows and reduce exposure to credit losses. Increases in the probability of default and loss severities will result in lower fair values, as these increases reduce expected cash flows. Discount margin is the Company’s estimate of the current market spread above the respective benchmark rate. Higher discount margin will result in lower fair values, as it reduces the present value of the expected cash flows.

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

U. S. Bancorp	65

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at March 31, 2013:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	20%	13%
Lifetime probability of default rates	–	6	3
Lifetime loss severity rates	25	70	43
Discount margin	2	7	4
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	2%	10%	6%
Lifetime probability of default rates	4	10	7
Lifetime loss severity rates	15	70	55
Discount margin	2	6	3
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	4	4	4
Lifetime loss severity rates	40	40	40
Discount margin	18	18	18

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2013:

	Minimum	Maximum	Average
Expected prepayment	12%	28%	17%
Discount rate	10	14	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at March 31, 2013:

	Minimum	Maximum	Average
Expected loan close rate	28%	100%	78%
Inherent MSR value (basis points per loan)	52	198	111

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2013, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 99 percent and 8 percent, respectively.

66	U. S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2013
Available-for-sale securities
U.S. Treasury and agencies	$478	$1,028	$–	$–	$1,506
Mortgage-backed securities
Residential
Agency	–	29,461	–	–	29,461
Non-agency
Prime (a)	–	–	599	–	599
Non-prime (b)	–	–	350	–	350
Commercial
Agency	–	187	–	–	187
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	26	–	–	26
Other	–	573	40	–	613
Obligations of state and political subdivisions	–	6,280	–	–	6,280
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	731	9	–	740
Perpetual preferred securities	–	225	–	–	225
Other investments	562	15	–	–	577

Total available-for-sale	1,040	38,532	998	–	40,570
Mortgage loans held for sale	–	7,562	–	–	7,562
Mortgage servicing rights	–	–	1,955	–	1,955
Derivative assets	–	712	1,044	(515)	1,241
Other assets	134	765	–	–	899

Total	$1,174	$47,571	$3,997	$(515)	$52,227

Derivative liabilities	$–	$2,081	$58	$(1,472)	$667
Short-term borrowings (c)	88	505	–	–	593

Total	$88	$2,586	$58	$(1,472)	$1,260

December 31, 2012
Available-for-sale securities
U.S. Treasury and agencies	$491	$735	$–	$–	$1,226
Mortgage-backed securities
Residential
Agency	–	29,495	–	–	29,495
Non-agency
Prime (a)	–	–	624	–	624
Non-prime (b)	–	–	355	–	355
Commercial
Agency	–	193	–	–	193
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	42	–	–	42
Other	–	577	15	–	592
Obligations of state and political subdivisions	–	6,455	–	–	6,455
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	722	9	–	731
Perpetual preferred securities	–	218	–	–	218
Other investments	187	15	–	–	202

Total available-for-sale	678	38,458	1,003	–	40,139
Mortgage loans held for sale	–	7,957	–	–	7,957
Mortgage servicing rights	–	–	1,700	–	1,700
Derivative assets	–	572	1,234	(418)	1,388
Other assets	94	386	–	–	480

Total	$772	$47,373	$3,937	$(418)	$51,664

Derivative liabilities	$–	$2,128	$55	$(1,549)	$634
Short-term borrowings (c)	50	351	–	–	401

Total	$50	$2,479	$55	$(1,549)	$1,035

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U. S. Bancorp	67

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Compre- hensive Income (Loss)		Purch- ases	Sales	Principal Payments	Issua- nces		Settle- ments	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets Still Held at End of Period
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$624	$(2)		$11		$–	$–	$(34)	$–		$–	$599	$11
Non-prime (b)	355	(7)		14		–	–	(12)	–		–	350	14
Asset-backed securities
Other	15	1		–		25	–	(1)	–		–	40	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,003	(8	)(c)	25	(f)	25	–	(47)	–		–	998	25
Mortgage servicing rights	1,700	(1	)(d)	–		2	–	–	254	(g)	–	1,955	(1	)(d)
Net derivative assets and liabilities	1,179	147	(e)	–		1	(1)	–	–		(340)	986	(338	)(h)
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$803	$–		$16		$–	$(48)	$(38)	$–		$–	$733	$13
Non-prime (b)	802	(3)		37		–	–	(30)	–		–	806	37
Commercial non-agency	42	–		–		–	–	(2)	–		–	40	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	120	5		(1)		–	–	(5)	–		–	119	(1)
Other	117	3		1		–	–	(9)	–		–	112	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,893	5	(i)	53	(f)	–	(48)	(84)	–		–	1,819	50
Mortgage servicing rights	1,519	(56	)(d)	–		13	–	–	261	(g)	–	1,737	(56	)(d)
Net derivative assets and liabilities	1,228	331	(j)	–		–	–	–	–		(470)	1,089	(461	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(7) million included in securities gains (losses) and $(1) million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $(3) million included in other noninterest income and $150 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(88) million included in other noninterest income and $(250) million included in mortgage banking revenue.
(i)	Approximately $(9) million included in securities gains (losses) and $14 million included in interest income.
(j)	Approximately $(22) million included in other noninterest income and $353 million included in mortgage banking revenue.
(k)	Approximately $(103) million included in other noninterest income and $(358) million included in mortgage banking revenue.

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

The following table summarizes the adjusted carrying values and the level of valuation assumptions for assets measured at fair value on a nonrecurring basis:

	March 31, 2013				December 31, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$56	$56	$–	$–	$140	$140
Other assets (b)	–	–	108	108	–	–	194	194

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

68	U. S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2013	2012
Loans (a)	$21	$18
Other assets (b)	39	47

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2013			December 31, 2012
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$7,562	$7,282	$280	$7,957	$7,588	$369
Nonaccrual loans	9	14	(5)	8	13	(5)
Loans 90 days or more past due	2	3	(1)	2	3	(1)

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of March 31, 2013 and December 31, 2012, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2013					December 31, 2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$6,932	$6,932	$–	$–	$6,932	$8,252	$8,252	$–	$–	$8,252
Federal funds sold and securities purchased under resale agreements	90	–	90	–	90	437	–	437	–	437
Investment securities held-to-maturity	34,716	3,221	31,846	116	35,183	34,389	2,984	31,845	123	34,952
Loans held for sale (a)	157	–	–	159	159	19	–	–	19	19
Loans	218,961	–	–	221,040	221,040	218,905	–	–	220,494	220,494
Other financial instruments	7,372	–	1,210	6,182	7,392	7,367	–	1,228	6,157	7,385
Financial Liabilities
Deposits	248,012	–	248,344	–	248,344	249,183	–	249,594	–	249,594
Short-term borrowings (b)	26,533	–	26,526	–	26,526	25,901	–	25,917	–	25,917
Long-term debt	25,239	–	26,099	–	26,099	25,516	–	26,205	–	26,205

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $421 million and $415 million at March 31, 2013 and December 31, 2012, respectively. The carrying value of other guarantees was $436 million and $452 million at March 31, 2013 and December 31, 2012, respectively.

U. S. Bancorp	69

Note 14	Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Associations”) are defendants in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has not yet been finally approved by the court, is not yet binding, and has been challenged by some class members. At March 31, 2013, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $65 million and included the Company’s estimate of its share of the temporary reduction in interchange rates specified in the settlement agreement. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby become marketable, upon settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 13.

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2013:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$80	$18,121
Third-party borrowing arrangements	–	–	308
Securities lending indemnifications	5,087	–	4,944
Asset sales	–	313	2,822	(a)
Merchant processing	796	81	79,390
Contingent consideration arrangements	–	12	14
Tender option bond program guarantee	5,176	–	4,897
Minimum revenue guarantees	–	14	15
Other	–	16	3,222

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant were to be unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31,

70	U. S. Bancorp

2013, the value of airline tickets purchased to be delivered at a future date was $7.1 billion. The Company held collateral of $608 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2013, the Company had reserved $233 million for potential losses from representation and warranty obligations, compared with $240 million at December 31, 2012. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and assumptions about defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended March 31,
(Dollars in Millions)	2013	2012
Balance at beginning of period	$240	$160
Net realized losses	(23)	(25)
Additions to reserve	16	67

Balance at end of period	$233	$202

As of March 31, 2013 and December 31, 2012, the Company had $66 million and $131 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

Mortgage-Related Actions and Investigations Certain federal and state governmental authorities have reached a settlement agreement with five major financial institutions regarding their mortgage origination, servicing, and foreclosure activities. Those governmental authorities contacted other financial institutions, including the Company, to discuss their potential participation in a settlement. The Company has not agreed to any settlement at this point; however, if a settlement were reached it would likely include an agreement to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place). The Company has a $130 million accrued liability with respect to these and related matters.

The Company is currently subject to other investigations and examinations by government agencies and bank regulators concerning mortgage-related practices, including those related to origination practices for Federal Housing Administration insured residential home loans, compliance with underwriting guidelines relating to residential home loans sold to GSEs, and various practices related to lender-placed insurance. The Company is cooperating fully with these examinations and investigations, any of which could lead to administrative or legal proceedings or settlements involving remedies including fines, penalties, restitution or alterations in the Company’s business practices and in additional costs and expenses.

Other The Company is subject to various other litigation, investigations and legal and administrative cases and proceedings that arise in the ordinary course of its businesses. Due to their complex nature, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, including the matters described above, the Company believes that the aggregate amount of such liabilities will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, if during any period a contingent matter, including any of the matters described above, should require an accrual or be resolved for an amount in excess of established accruals, the results of operations in that period could be adversely affected, potentially materially.

U. S. Bancorp	71

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 21 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 15	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2013 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes, other than the deconsolidation of certain VIEs in April and May 2013, as described in Note 4.

72	U. S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2013			2012
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$73,467	$445	2.42%	$71,476	$505	2.83%	2.8%
Loans held for sale	8,764	72	3.29	6,879	65	3.77	27.4
Loans (b)
Commercial	65,299	539	3.34	57,131	532	3.74	14.3
Commercial real estate	37,218	393	4.28	35,985	405	4.53	3.4
Residential mortgages	45,109	477	4.25	37,831	442	4.67	19.2
Credit card	16,528	415	10.19	16,778	427	10.25	(1.5)
Other retail	47,246	582	4.99	47,930	632	5.31	(1.4)

Total loans, excluding covered loans	211,400	2,406	4.61	195,655	2,438	5.01	8.0
Covered loans	11,021	178	6.49	14,506	220	6.08	(24.0)

Total loans	222,421	2,584	4.70	210,161	2,658	5.08	5.8
Other earning assets	9,340	67	2.91	11,528	61	2.13	(19.0)

Total earning assets	313,992	3,168	4.07	300,044	3,289	4.40	4.6
Allowance for loan losses	(4,468)			(4,768)			6.3
Unrealized gain (loss) on investment securities	1,183			820			44.3
Other assets	40,680			40,191			1.2

Total assets	$351,387			$336,287			4.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$66,400			$63,583			4.4%
Interest-bearing deposits
Interest checking	48,404	10	.08	47,458	14	.12	2.0
Money market savings	53,096	17	.13	45,927	13	.12	15.6
Savings accounts	31,409	14	.18	28,846	19	.27	8.9
Time certificates of deposit less than $100,000	13,610	54	1.61	14,956	67	1.80	(9.0)
Time deposits greater than $100,000	32,099	60	.75	27,514	68	.99	16.7

Total interest-bearing deposits	178,618	155	.35	164,701	181	.44	8.4
Short-term borrowings	28,164	86	1.23	29,062	124	1.72	(3.1)
Long-term debt	25,404	218	3.48	31,551	294	3.74	(19.5)

Total interest-bearing liabilities	232,186	459	.80	225,314	599	1.07	3.0
Other liabilities	12,335			10,970			12.4
Shareholders’ equity
Preferred equity	4,769			3,432			39.0
Common equity	34,408			31,983			7.6

Total U.S. Bancorp shareholders’ equity	39,177			35,415			10.6
Noncontrolling interests	1,289			1,005			28.3

Total equity	40,466			36,420			11.1

Total liabilities and equity	$351,387			$336,287			4.5

Net interest income		$2,709			$2,690

Gross interest margin			3.27%			3.33%

Gross interest margin without taxable-equivalent increments			3.20%			3.25%

Percent of Earning Assets
Interest income			4.07%			4.40%
Interest expense			.59			.80

Net interest margin			3.48%			3.60%

Net interest margin without taxable-equivalent increments			3.41%			3.52%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U. S. Bancorp	73

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 14 in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2013.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

74	U. S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
DATE: May 3, 2013		(Principal Accounting Officer and Duly Authorized Officer)

U. S. Bancorp	75

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended March 31, 2013
Earnings
1. Net income attributable to U.S. Bancorp	$1,428
2. Applicable income taxes, including expense related to unrecognized tax positions	558

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$1,986

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$303
b. Portion of rents representative of interest and amortization of debt expense	27

c. Fixed charges excluding interest on deposits (4a + 4b)	330
d. Interest on deposits	155

e. Fixed charges including interest on deposits (4c + 4d)	$485

5. Amortization of interest capitalized	$–
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,316
7. Earnings including interest on deposits (3 + 4e + 5)	2,471
8. Fixed charges excluding interest on deposits (4c)	330
9. Fixed charges including interest on deposits (4e)	485
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	7.02
11. Including interest on deposits (line 7/line 9)	5.09

*	Excludes interest expense related to unrecognized tax positions

76	U. S. Bancorp

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: May 3, 2013

U. S. Bancorp	77

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: May 3, 2013

78	U. S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 3, 2013

U. S. Bancorp	79

First Class U.S. Postage PAID Permit No. 2440 Minneapolis, MN

Corporate Information

Executive Offices

U.S. Bancorp

800 Nicollet Mall

Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar

Computershare acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

Computershare

P.O. Box 43006

Providence, RI 02940-3006

Phone: 888-778-1311 or 201-680-6578 (international calls)

Internet: www.computershare.com/investor

Registered or Certified Mail:

Computershare

250 Royall Street

Canton, MA 02021

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Standard Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Computershare’s Investor CentreTM website.

Independent Auditor

Ernst & Young LLP serves as the independent auditor for U.S. Bancorp’s financial statements.

Common Stock Listing and Trading

U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

Dividends and Reinvestment Plan

U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, Computershare.

Investor Relations Contact

Sean C. O’Connor, CFA

Senior Vice President, Investor Relations

sean.oconnor@usbank.com

Phone: 612-303-0788 or 866-775-9668

Financial Information

U.S. Bancorp news and financial results are available through our website and by mail.

Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com, click on About U.S. Bank.

Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q, Form 10-K and additional copies of our annual reports. Please contact:

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

Code of Ethics

At U.S. Bancorp, we value high ethical standards above all else. Our ethical principles – integrity, respect, responsibility and good citizenship – guide everything we do. Demonstrating these principles through our words and actions is how we put the power of US to work for our employees, customers, shareholders and communities. Each year, every employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About U.S. Bank and Working at U.S. Bank.

Diversity and Inclusion

U.S. Bancorp and our subsidiaries are committed to developing and maintaining a workplace that reflects the diversity of the communities we serve. We value creating a culture of inclusion where individual differences are valued and respected which enables us to innovate and drive business success. We support a work environment where each individual who shares the fundamental values of the Company has an opportunity to contribute and grow based on merit.

Equal Opportunity and Affirmative Action

U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based on abilities, not race, color, religion, national origin or ancestry, gender, age, disability, veteran status, sexual orientation, marital status, gender identity or expression, genetic information or any other factors protected by law. The corporation complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.

U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer committed to creating a diverse workforce.

U.S. Bancorp Member FDIC

This report has been produced on recycled paper.