Form 10-Q
period 2013-06-30
US BANCORP \DE\
filed 2013-08-07
CIK 36104

  2

Form 10-Q/June 30, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2013 1,839,266,111 shares

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

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,672	$2,713	(1.5)%	$5,381	$5,403	(.4)%
Noninterest income	2,270	2,374	(4.4)	4,430	4,613	(4.0)
Securities gains (losses), net	6	(19)	*	11	(19)	*
Total net revenue	4,948	5,068	(2.4)	9,822	9,997	(1.8)
Noninterest expense	2,557	2,601	(1.7)	5,027	5,161	(2.6)
Provision for credit losses	362	470	(23.0)	765	951	(19.6)
Income before taxes	2,029	1,997	1.6	4,030	3,885	3.7
Taxable-equivalent adjustment	56	55	1.8	112	111	.9
Applicable income taxes	529	564	(6.2)	1,087	1,091	(.4)
Net income	1,444	1,378	4.8	2,831	2,683	5.5
Net (income) loss attributable to noncontrolling interests	40	37	8.1	81	70	15.7
Net income attributable to U.S. Bancorp	$1,484	$1,415	4.9	$2,912	$2,753	5.8
Net income applicable to U.S. Bancorp common shareholders	$1,405	$1,345	4.5	$2,763	$2,630	5.1
Per Common Share
Earnings per share	$.76	$.71	7.0%	$1.49	$1.39	7.2%
Diluted earnings per share	.76	.71	7.0	1.49	1.38	8.0
Dividends declared per share	.230	.195	17.9	.425	.390	9.0
Book value per share	18.94	17.45	8.5
Market value per share	36.15	32.16	12.4
Average common shares outstanding	1,843	1,888	(2.4)	1,851	1,895	(2.3)
Average diluted common shares outstanding	1,853	1,898	(2.4)	1,860	1,904	(2.3)
Financial Ratios
Return on average assets	1.70%	1.67%		1.68%	1.64%
Return on average common equity	16.1	16.5		16.1	16.3
Net interest margin (taxable-equivalent basis) (a)	3.43	3.58		3.46	3.59
Efficiency ratio (b)	51.7	51.1		51.2	51.5
Net charge-offs as a percent of average loans outstanding	.70	.98		.74	1.03
Average Balances
Loans	$225,186	$214,069	5.2%	$223,811	$212,115	5.5%
Loans held for sale	6,292	7,352	(14.4)	7,521	7,115	5.7
Investment securities (c)	74,438	73,181	1.7	73,955	72,329	2.2
Earning assets	311,927	303,754	2.7	312,954	301,899	3.7
Assets	349,589	340,429	2.7	350,483	338,358	3.6
Noninterest-bearing deposits	66,866	64,531	3.6	66,634	64,057	4.0
Deposits	247,385	231,301	7.0	246,208	229,792	7.1
Short-term borrowings	27,557	29,935	(7.9)	27,859	29,498	(5.6)
Long-term debt	21,343	29,524	(27.7)	23,362	30,538	(23.5)
Total U.S. Bancorp shareholders’ equity	39,904	37,266	7.1	39,543	36,341	8.8

	June 30, 2013	December 31, 2012
Period End Balances
Loans	$227,975	$223,329	2.1%
Investment securities	74,975	74,528	.6
Assets	353,415	353,855	(.1)
Deposits	251,568	249,183	1.0
Long-term debt	19,724	25,516	(22.7)
Total U.S. Bancorp shareholders’ equity	39,683	38,998	1.8
Asset Quality
Nonperforming assets	$2,276	$2,671	(14.8)
Allowance for credit losses	4,612	4,733	(2.6)
Allowance for credit losses as a percentage of period-end loans	2.02%	2.12%
Capital Ratios
Tier 1 capital	11.1%	10.8%
Total risk-based capital	13.3	13.1
Leverage	9.5	9.2
Tangible common equity to tangible assets (d)	7.5	7.2
Tangible common equity to risk-weighted assets using Basel I definition (d)	8.9	8.6
Tier 1 common equity to risk-weighted assets using Basel I definition (d)	9.2	9.0
Tier 1 common equity to risk-weighted assets estimated using final rules for the Basel III standardized approach released July 2013 (d)	8.6	–
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	8.3	8.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 33.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the second quarter of 2013, or $.76 per diluted common share, compared with $1.4 billion, or $.71 per diluted common share for the second quarter of 2012. Return on average assets and return on average common equity were 1.70 percent and 16.1 percent, respectively, for the second quarter of 2013, compared with 1.67 percent and 16.5 percent, respectively, for the second quarter of 2012. The provision for credit losses was $30 million lower than net charge-offs for the second quarter of 2013, compared with $50 million lower than net charge-offs for the second quarter of 2012.

Total net revenue, on a taxable-equivalent basis, for the second quarter of 2013 was $120 million (2.4 percent) lower than the second quarter of 2012, reflecting a 1.5 percent decrease in net interest income and a 3.4 percent decrease in noninterest income. The decrease in net interest income from a year ago was the result of lower rates on loans and investment securities, partially offset by higher average earning assets, continued growth in lower cost core deposit funding and the positive impact from maturities of higher rate long-term debt during 2012. Noninterest income decreased from a year ago, primarily due to lower mortgage banking revenue and other revenue, partially offset by an increase in trust and investment management fees and a favorable change in net securities gains (losses).

Noninterest expense in the second quarter of 2013 was $44 million (1.7 percent) lower than the second quarter of 2012, primarily the result of the impact of a second quarter 2012 accrual for the Company’s portion of an indemnification obligation associated with Visa Inc. litigation matters (“Visa accrual”) and lower professional services expense in the second quarter of 2013, partially offset by higher compensation and employee benefits expense.

The provision for credit losses for the second quarter of 2013 of $362 million was $108 million (23.0 percent) lower than the second quarter of 2012. Net charge-offs in the second quarter of 2013 were $392 million, compared with $520 million in the second quarter of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first six months of 2013 was $2.9 billion, or $1.49 per diluted common share, compared with $2.8 billion, or $1.38 per diluted common share for the first six months of 2012. Return on average assets and return on average common equity were 1.68 percent and 16.1 percent, respectively, for the first six months of 2013, compared with 1.64 percent and 16.3 percent, respectively, for the first six months of 2012. The provision for credit losses was $60 million lower than net charge-offs for the first six months of 2013, compared with $140 million lower than net charge-offs for the first six months of 2012.

Total net revenue, on a taxable-equivalent basis, for the first six months of 2013 was $175 million (1.8 percent) lower than the first six months of 2012, reflecting a .4 percent decrease in net interest income and a 3.3 percent decrease in noninterest income. The decrease in net interest income from the prior year was the result of lower rates on loans and investment securities, partially offset by higher average earning assets, continued growth in lower cost core deposit funding and the positive impact from maturities of higher rate long-term debt. Noninterest income decreased from the prior year, primarily due to lower mortgage banking revenue and other revenue, partially offset by increases in trust and investment management fees and payments-related revenue, and a favorable change in net securities gains (losses).

Noninterest expense in the first six months of 2013 was $134 million (2.6 percent) lower than the first six months of 2012, reflecting the impact of the second quarter 2012 Visa accrual, lower insurance-related costs, and decreases in professional services and other expenses, partially offset by higher compensation and employee benefits expense.

The provision for credit losses of $765 million for the first six months of 2013 was $186 million (19.6 percent) lower than the first six months of 2012. Net charge-offs in the first six months of 2013 were $825 million, compared with $1.1 billion in the first six months of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U. S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the second quarter and $5.4 billion in the first six months of 2013, or decreases of $41 million (1.5 percent) and $22 million (.4 percent), respectively, compared with the same periods of 2012. The decreases were the result of a lower net interest margin percentage, partially offset by growth in average earning assets. Average earning assets increased $8.2 billion (2.7 percent) in the second quarter and $11.1 billion (3.7 percent) in the first six months of 2013, compared with the same periods of 2012, driven by increases in loans and investment securities, partially offset by decreases in other earning assets, primarily due to the deconsolidation of certain consolidated variable interest entities (“VIEs”) in the second quarter of 2013, as the Company transferred control over the most significant activities of the entities to a third party manager. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information on the deconsolidation of certain VIEs. Further offsetting the increases in average earning assets in the second quarter of 2013 was a decrease in loans held for sale, principally due to lower residential mortgage loan originations in the second quarter of 2013, compared with the second quarter of 2012. The net interest margin in the second quarter and first six months of 2013 was 3.43 percent and 3.46 percent, respectively, compared with 3.58 percent and 3.59 percent in the second quarter and first six months of 2012, respectively. The decreases in the net interest margin primarily reflected lower rates on investment securities and loans, partially offset by lower rates on deposits and maturities of higher rate long-term debt during 2012. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans for the second quarter and first six months of 2013 were $11.1 billion (5.2 percent) and $11.7 billion (5.5 percent) higher, respectively, than the same periods of 2012, driven by growth in residential mortgages, commercial loans and commercial real estate loans. These increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by declines in credit card loans, other retail loans and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $3.4 billion (24.4 percent) in the second quarter and $3.4 billion (24.2 percent) in the first six months of 2013, compared with the same periods of 2012, respectively.

Average investment securities in the second quarter and first six months of 2013 were $1.3 billion (1.7 percent) and $1.6 billion (2.2 percent) higher, respectively, than the same periods of 2012, primarily due to purchases of U.S. government agency-backed securities, net of prepayments and maturities.

Average total deposits for the second quarter and first six months of 2013 were $16.1 billion (7.0 percent) and $16.4 billion (7.1 percent) higher, respectively, than the same periods of 2012. Average noninterest-bearing deposits for the second quarter and first six months of 2013 were $2.3 billion (3.6 percent) and $2.6 billion (4.0 percent) higher, respectively, than the same periods of 2012, driven by growth in Consumer and Small Business Banking balances. Average total savings deposits for the second quarter and first six months of 2013 were $15.8 billion (13.1 percent) and $13.2 billion (10.9 percent) higher, respectively, than the same periods of 2012, the result of growth in Consumer and Small Business Banking balances primarily from continued strong participation in a consumer savings product offering. Additionally, the increases were due to higher corporate trust and broker-dealer balances. Average time certificates of deposit less than $100,000 for the second quarter and first six months of 2013 were $1.6 billion (10.9 percent) and $1.5 billion (10.0 percent) lower, respectively, than the same periods of 2012, due to maturities. Average time deposits greater than $100,000 were $.4 billion (1.2 percent) lower in the second quarter and $2.1 billion (7.0 percent) higher in the first six months of 2013, compared with the same periods of 2012, respectively. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing.

4	U. S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Credit and debit card revenue	$244	$235	3.8%	$458	$437	4.8%
Corporate payment products revenue	176	190	(7.4)	348	365	(4.7)
Merchant processing services	373	359	3.9	720	696	3.4
ATM processing services	83	89	(6.7)	165	176	(6.3)
Trust and investment management fees	284	262	8.4	562	514	9.3
Deposit service charges	160	156	2.6	313	309	1.3
Treasury management fees	140	142	(1.4)	274	276	(.7)
Commercial products revenue	209	216	(3.2)	409	427	(4.2)
Mortgage banking revenue	396	490	(19.2)	797	942	(15.4)
Investment products fees	46	38	21.1	87	73	19.2
Securities gains (losses), net	6	(19)	*	11	(19)	*
Other	159	197	(19.3)	297	398	(25.4)
Total noninterest income	$2,276	$2,355	(3.4)%	$4,441	$4,594	(3.3)%

*	Not meaningful.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2013 decreased $108 million (23.0 percent) and $186 million (19.6 percent), respectively, from the same periods of 2012. Net charge-offs decreased $128 million (24.6 percent) and $266 million (24.4 percent) in the second quarter and first six months of 2013, respectively, compared with the same periods of 2012, principally due to improvement in the commercial, commercial real estate and residential mortgage portfolios. The provision for credit losses was lower than net charge-offs by $30 million in the second quarter and $60 million in the first six months of 2013, compared with $50 million in the second quarter and $140 million in the first six months of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.3 billion in the second quarter and $4.4 billion in the first six months of 2013, or decreases of $79 million (3.4 percent) and $153 million (3.3 percent), respectively, compared with the same periods of 2012. The decreases from a year ago were principally due to lower mortgage banking revenue and other revenue, partially offset by higher trust and investment management fees and favorable changes in net securities gains (losses). The decreases in mortgage banking revenue were due to lower origination and sales revenue, partially offset by a favorable change in the Company’s mortgage representation and warranties reserve during the second quarter of 2013. The reductions in other income were driven by lower equity investment and retail lease revenue. In addition, corporate payment products revenue decreased due to lower government and transportation-related transactions, and ATM processing services revenue decreased due to lower volumes. Commercial products revenue was also lower, primarily driven by lower standby letters of credit fees, and capital markets revenue. Offsetting these negative variances were increases in trust and investment management fees due to improved market conditions and business expansion. Net securities gains (losses) reflected favorable variances as compared with the same periods of the prior year, as the Company recognized impairment on certain money center bank securities in the second quarter of 2012 following rating agency downgrades. Credit and debit card revenue also increased over the prior year, driven by higher volumes, including the impact of business expansion, partially offset by the impact of a credit recorded in the second quarter of 2012 related to the final expiration of debit card customer rewards. In addition, merchant processing services revenue increased due to higher volumes and product fees and investment products fees increased due to higher sales and fee volumes.

U. S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Compensation	$1,098	$1,076	2.0%	$2,180	$2,128	2.4%
Employee benefits	277	229	21.0	587	489	20.0
Net occupancy and equipment	234	230	1.7	469	450	4.2
Professional services	91	136	(33.1)	169	220	(23.2)
Marketing and business development	96	80	20.0	169	189	(10.6)
Technology and communications	214	201	6.5	425	402	5.7
Postage, printing and supplies	78	77	1.3	154	151	2.0
Other intangibles	55	70	(21.4)	112	141	(20.6)
Other	414	502	(17.5)	762	991	(23.1)
Total noninterest expense	$2,557	$2,601	(1.7)%	$5,027	$5,161	(2.6)%
Efficiency ratio (a)	51.7%	51.1%		51.2%	51.5%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Noninterest Expense Noninterest expense was $2.6 billion in the second quarter and $5.0 billion in the first six months of 2013, or decreases of $44 million (1.7 percent) and $134 million (2.6 percent), respectively, compared with the same periods of 2012. The decreases in noninterest expense from a year ago were primarily due to reductions in other expense and professional services expense, partially offset by higher compensation and employee benefits expense. Other expense decreased due to the second quarter 2012 Visa accrual and lower FDIC insurance expense and costs related to other real estate owned, partially offset by higher costs related to investments in affordable housing and other tax-advantaged projects. In addition, other expense for the first six months of 2013 was lower than the same period of the prior year due to lower insurance-related costs. Professional services expense was lower due to reductions in mortgage servicing review-related costs. Other intangibles expense decreased due to the reduction or completion of the amortization of certain intangibles. Compensation expense increased in the second quarter and first six months of 2013, compared with the same periods of the prior year, primarily attributable to the growth in staffing for business initiatives and business expansion, in addition to merit increases. Employee benefits expense increased, principally due to higher pension costs and staffing levels. In addition, net occupancy and equipment expense was higher due to business initiatives and expansion, and technology and communications expense increased due to business expansion and technology projects. Marketing and business development expense increased in the second quarter of 2013 compared with the same period of 2012, due to payments-related initiatives.

Income Tax Expense The provision for income taxes was $529 million (an effective rate of 26.8 percent) for the second quarter and $1.1 billion (an effective rate of 27.7 percent) for the first six months of 2013, compared with $564 million (an effective rate of 29.0 percent) and $1.1 billion (an effective rate of 28.9 percent) for the same periods of 2012. The decrease in the effective rates for the second quarter and first six months of 2013, compared with the same periods of 2012, reflected the impact of favorable developments on federal and state tax examinations. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $228.0 billion at June 30, 2013, compared with $223.3 billion at December 31, 2012, an increase of $4.6 billion (2.1 percent). The increase was driven primarily by increases in residential mortgages, commercial loans and commercial real estate loans, partially offset by lower credit card, other retail and covered loans.

Residential mortgages held in the loan portfolio increased $3.7 billion (8.5 percent) at June 30, 2013, compared with December 31, 2012, reflecting origination and refinancing activity due to the low interest rate environment. Residential mortgages originated and placed in the Company’s loan portfolio are primarily well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital

6	U. S. Bancorp

implications. If the Company’s intent or ability to hold an existing portfolio loan changes, it is transferred to loans held for sale.

Commercial loans and commercial real estate loans increased $2.0 billion (3.0 percent) and $1.3 billion (3.6 percent), respectively, at June 30, 2013, compared with December 31, 2012, reflecting higher demand from new and existing customers.

Credit card loans decreased $466 million (2.7 percent) at June 30, 2013, compared with December 31, 2012, the result of customers paying down their balances. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $607 million (1.3 percent) at June 30, 2013, compared with December 31, 2012. The decrease was primarily driven by lower home equity and second mortgages and student loan balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $4.8 billion at June 30, 2013, compared with $8.0 billion at December 31, 2012. The decrease in loans held for sale was principally due to lower residential mortgage loan originations during the first six months of 2013, as compared with the second half of 2012.

Most of the residential mortgage loans the Company originates or purchases follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises.

Investment Securities Investment securities totaled $75.0 billion at June 30, 2013, compared with $74.5 billion at December 31, 2012. The $447 million (.6 percent) increase primarily reflected $1.3 billion of net investment purchases, partially offset by a $798 million unfavorable change in net unrealized gains (losses) on available-for-sale investment securities. Held-to-maturity securities were $34.7 billion at June 30, 2013, compared with $34.4 billion at December 31, 2012, primarily reflecting net purchases of U.S government agency-backed securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At June 30, 2013, the Company’s net unrealized gains on available-for-sale securities were $301 million, compared with $1.1 billion at December 31, 2012. The unfavorable change in net unrealized gains was primarily due to decreases in the fair value of agency mortgage-backed and state and political securities due to increases in interest rates. Gross unrealized losses on available-for-sale securities totaled $486 million at June 30, 2013, compared with $147 million at December 31, 2012.

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets and market conditions. At June 30, 2013, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $3 million and $10 million of impairment charges in earnings during the second quarter and first six months of 2013, respectively, on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows primarily resulting from changes in voluntary prepayment and default assumptions in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 2 and 13 in the Notes to Consolidated Financial

Statements for further information on investment securities.

U. S. Bancorp	7

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2013 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$492	$493	.4	.93%	$2,213	$2,224	.6	.99%
Maturing after one year through five years	40	42	2.8	2.97	231	233	1.4	1.07
Maturing after five years through ten years	749	725	9.0	2.14	1,017	969	9.0	1.87
Maturing after ten years	301	291	14.1	1.69	60	60	11.7	1.78
Total	$1,582	$1,551	7.2	1.70%	$3,521	$3,486	3.3	1.26%
Mortgage-Backed Securities (a)
Maturing in one year or less	$587	$593	.7	1.98%	$37	$37	.7	1.94%
Maturing after one year through five years	17,500	17,692	3.8	2.31	22,413	22,385	3.6	2.11
Maturing after five years through ten years	10,639	10,616	5.9	1.78	7,889	7,785	5.6	1.62
Maturing after ten years	2,082	2,098	12.6	1.26	650	664	11.8	1.30
Total	$30,808	$30,999	5.0	2.05%	$30,989	$30,871	4.2	1.97%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.1	7.66%	$–	$–	.4	.42%
Maturing after one year through five years	54	62	3.0	2.66	9	11	3.4	.73
Maturing after five years through ten years	564	575	7.0	2.62	8	9	6.4	.83
Maturing after ten years	–	–	18.1	5.35	3	12	21.7	.78
Total	$618	$637	6.7	2.63%	$20	$32	7.6	.78%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$44	$44	.5	6.17%	$–	$–	.3	7.41%
Maturing after one year through five years	5,030	5,211	3.1	6.73	3	3	2.3	9.04
Maturing after five years through ten years	509	509	7.2	5.84	2	2	7.7	7.73
Maturing after ten years	196	181	22.1	5.56	12	12	14.3	5.31
Total	$5,779	$5,945	4.1	6.60%	$17	$17	11.3	6.25%
Other Debt Securities
Maturing in one year or less	$61	$61	.1	5.94%	$5	$5	.7	1.37%
Maturing after one year through five years	–	–	–	–	90	90	2.8	1.16
Maturing after five years through ten years	–	–	–	–	26	13	7.3	1.01
Maturing after ten years	734	652	22.0	2.73	–	–	–	–
Total	$795	$713	20.4	2.98%	$121	$108	3.7	1.14%
Other Investments	$424	$462	15.4	2.31%	$–	$–	–	–%
Total investment securities (d)	$40,006	$40,307	5.4	2.72%	$34,668	$34,514	4.2	1.89%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and politcal subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and politicial subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.1 years at December 31, 2012, with a corresponding weighted-average yield of 2.93 percent. The weighted-average maturity of the held-to-maturity investment securities was 3.3 years at December 31, 2012, with a corresponding weighted-average yield of 1.94 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2013		December 31, 2012
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$5,103	6.8%	$4,365	5.9%
Mortgage-backed securities	61,797	82.8	61,019	83.1
Asset-backed securities	638	.8	637	.9
Obligations of state and political subdivisions	5,796	7.8	6,079	8.3
Other debt securities and investments	1,340	1.8	1,329	1.8
Total investment securities	$74,674	100.0%	$73,429	100.0%

8	U. S. Bancorp

Deposits Total deposits were $251.6 billion at June 30, 2013, compared with $249.2 billion December 31, 2012, the result of increases in time deposits greater than $100,000, money market deposits and savings deposits, partially offset by decreases in noninterest bearing deposits, interest checking balances and time certificates less than $100,000. Time deposits greater than $100,000 increased $4.2 billion (14.5 percent) at June 30, 2013, compared with December 31, 2012. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing. Money market balances increased $3.6 billion (7.0 percent) primarily due to higher Wholesale Banking and Commercial Real Estate and institutional trust and custody balances. Savings account balances increased $1.1 billion (3.6 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Noninterest-bearing deposits decreased $3.5 billion (4.8 percent), primarily due to a decrease in Wealth Management and Securities Services, and Wholesale Banking and Commercial Real Estate balances. Interest checking balances decreased $2.1 billion (4.1 percent) primarily due to lower broker-dealer balances, partially offset by higher corporate trust balances. Time certificates less than $100,000 decreased $891 million (6.5 percent) at June 30, 2013, compared with December 31, 2012, primarily due to maturities.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $26.2 billion at June 30, 2013, compared with $26.3 billion at December 31, 2012. The $123 million (.5 percent) decrease in short-term borrowings was primarily due to lower repurchase agreement balances, partially offset by an increase in commercial paper and other short-term borrowings. Long-term debt was $19.7 billion at June 30, 2013, compared with $25.5 billion at December 31, 2012. The $5.8 billion (22.7 percent) decrease was primarily due to a $4.5 billion decrease in long-term debt related to the deconsolidation of certain consolidated VIEs and $1.4 billion of medium-term note maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

10	U. S. Bancorp

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. At June 30, 2013, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at June 30, 2013:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,984	$30,399	$32,383	81.2%
Over 80% through 90%	379	3,058	3,437	8.6
Over 90% through 100%	342	1,237	1,579	3.9
Over 100%	753	1,629	2,382	6.0
No LTV available	–	104	104	.3
Total	$3,458	$36,427	$39,885	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$1	$548	$549	37.1%
Over 80% through 90%	1	223	224	15.2
Over 90% through 100%	3	220	223	15.1
Over 100%	7	475	482	32.6
No LTV available	–	–	–	–
Total	$12	$1,466	$1,478	100.0%
Other Borrowers
Less than or equal to 80%	$10	$343	$353	39.8%
Over 80% through 90%	4	202	206	23.2
Over 90% through 100%	1	94	95	10.7
Over 100%	2	231	233	26.3
No LTV available	–	–	–	–
Total	$17	$870	$887	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,503	$5,503	100.0%
Total
Less than or equal to 80%	$1,995	$31,290	$33,285	69.7%
Over 80% through 90%	384	3,483	3,867	8.1
Over 90% through 100%	346	1,551	1,897	4.0
Over 100%	762	2,335	3,097	6.5
No LTV available	–	104	104	.2
Loans purchased from GNMA mortgage pools (a)	–	5,503	5,503	11.5
Total	$3,487	$44,266	$47,753	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$7,868	$508	$8,376	55.7%
Over 80% through 90%	2,257	243	2,500	16.6
Over 90% through 100%	1,396	172	1,568	10.4
Over 100%	1,965	368	2,333	15.5
No LTV/CLTV available	249	24	273	1.8
Total	$13,735	$1,315	$15,050	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$39	$26	$65	19.9%
Over 80% through 90%	16	21	37	11.3
Over 90% through 100%	15	35	50	15.3
Over 100%	37	138	175	53.5
No LTV/CLTV available	–	–	–	–
Total	$107	$220	$327	100.0%
Other Borrowers
Less than or equal to 80%	$308	$6	$314	71.5%
Over 80% through 90%	63	5	68	15.5
Over 90% through 100%	24	2	26	5.9
Over 100%	24	5	29	6.6
No LTV/CLTV available	2	–	2	.5
Total	$421	$18	$439	100.0%
Total
Less than or equal to 80%	$8,215	$540	$8,755	55.4%
Over 80% through 90%	2,336	269	2,605	16.5
Over 90% through 100%	1,435	209	1,644	10.4
Over 100%	2,026	511	2,537	16.0
No LTV/CLTV available	251	24	275	1.7
Total	$14,263	$1,553	$15,816	100.0%

At June 30, 2013, approximately $1.5 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.6 billion at December 31, 2012. In addition to residential mortgages, at June 30, 2013, $.3 billion of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $.4 billion at December 31, 2012. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .5 percent of total assets at June 30, 2013, compared with .6 percent at December 31, 2012. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 at loan origination depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $1.1 billion in loans with negative-amortization payment options at June 30, 2013, compared with $1.3 billion at December 31, 2012. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $15.8 billion at June 30, 2013, compared with $16.7 billion at December 31, 2012, and included $4.9 billion of home equity lines in a first lien position and $10.9 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2013, included approximately $3.6 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $7.3 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using

12	U. S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2013	December 31, 2012
Commercial
Commercial	.10%	.10%
Lease financing	–	–
Total commercial	.09	.09
Commercial Real Estate
Commercial mortgages	.02	.02
Construction and development	.04	.02
Total commercial real estate	.03	.02
Residential Mortgages (a)	.53	.64
Credit Card	1.10	1.27
Other Retail
Retail leasing	–	.02
Other	.18	.22
Total other retail (b)	.16	.20
Total loans, excluding covered loans	.27	.31
Covered Loans	5.40	5.86
Total loans	.49%	.59%

90 days or more past due including nonperforming loans	June 30, 2013	December 31, 2012
Commercial	.24%	.27%
Commercial real estate	1.13	1.50
Residential mortgages (a)	1.96	2.14
Credit card	1.75	2.12
Other retail (b)	.63	.66
Total loans, excluding covered loans	.97	1.11
Covered loans	7.08	9.28
Total loans	1.24%	1.52%

(a)	Delinquent loan ratios exclude $3.4 billion at June 30, 2013, and $3.2 billion at December 31, 2012, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.08 percent at June 30, 2013, and 9.45 percent at December 31, 2012.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was 1.01 percent at June 30, 2013, and 1.08 percent at December 31, 2012.

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

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2013:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,583	$7,318	$10,901
Percent 30–89 days past due	.63%	.87%	.79%
Percent 90 days or more past due	.11%	.20%	.17%
Weighted-average CLTV	83%	81%	82%
Weighted-average credit score	750	746	747

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U. S. Bancorp	13

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.1 billion ($580 million excluding covered loans) at June 30, 2013, compared with $1.3 billion ($660 million excluding covered loans) at December 31, 2012. The $80 million (12.1 percent) decrease, excluding covered loans, reflected improvement in residential mortgages, credit card and other retail loan portfolios during the first six months of 2013. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .49 percent (.27 percent excluding covered loans) at June 30, 2013, compared with .59 percent (.31 percent excluding covered loans) at December 31, 2012.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Residential Mortgages (a)
30-89 days	$371	$348	.78%	.79%
90 days or more	251	281	.53	.64
Nonperforming	685	661	1.43	1.50
Total	$1,307	$1,290	2.74%	2.93%
Credit Card
30-89 days	$194	$227	1.17%	1.33%
90 days or more	183	217	1.10	1.27
Nonperforming	109	146	.65	.85
Total	$486	$590	2.92%	3.45%
Other Retail
Retail Leasing
30-89 days	$8	$12	.14%	.22%
90 days or more	–	1	–	.02
Nonperforming	1	1	.02	.02
Total	$9	$14	.16%	.26%
Home Equity and Second Mortgages
30-89 days	$117	$126	.74%	.76%
90 days or more	40	51	.25	.30
Nonperforming	194	189	1.23	1.13
Total	$351	$366	2.22%	2.19%
Other (b)
30-89 days	$118	$152	.46%	.59%
90 days or more	36	44	.14	.17
Nonperforming	27	27	.11	.11
Total	$181	$223	.71%	.87%

(a)	Excludes $411 million of loans 30-89 days past due and $3.4 billion of loans 90 days or more past due at June 30, 2013, purchased from GNMA mortgage pools that continue to accrue interest, compared with $441 million and $3.2 billion at December 31, 2012, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

14	U. S. Bancorp

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	June 30, 2013	December 31, 2012
Prime Borrowers
30-89 days	.62%	.65%
90 days or more	.47	.58
Nonperforming	1.30	1.36
Total	2.39%	2.59%
Sub-Prime Borrowers
30-89 days	7.38%	6.41%
90 days or more	3.92	3.89
Nonperforming	10.15	9.60
Total	21.45%	19.90%
Other Borrowers
30-89 days	1.69%	.97%
90 days or more	.79	.97
Nonperforming	1.58	1.83
Total	4.06%	3.77%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	June 30, 2013	December 31, 2012
Prime Borrowers
30-89 days	.64%	.64%
90 days or more	.24	.28
Nonperforming	1.09	1.03
Total	1.97%	1.95%
Sub-Prime Borrowers
30-89 days	4.58%	4.92%
90 days or more	.92	1.36
Nonperforming	5.81	4.10
Total	11.31%	10.38%
Other Borrowers
30-89 days	1.36%	1.41%
90 days or more	.23	.47
Nonperforming	2.28	2.35
Total	3.87%	4.23%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
30-89 days	$181	$359	1.81%	3.18%
90 days or more	539	663	5.40	5.86
Nonperforming	168	386	1.68	3.41
Total	$888	$1,408	8.89%	12.45%

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

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company participates in the

U. S. Bancorp	15

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2013 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$279	1.5%	1.1%	$52	(a)	$331
Commercial real estate	494	4.1	–	215	(b)	709
Residential mortgages	2,084	7.2	5.2	382		2,466	(d)
Credit card	249	7.2	6.0	109	(c)	358
Other retail	205	6.3	2.8	86	(c)	291	(e)
TDRs, excluding GNMA and covered loans	3,311	6.2	4.0	844		4,155
Loans purchased from GNMA mortgage pools	1,851	8.0	55.0	–		1,851	(f)
Covered loans	366	7.0	11.0	71		437
Total	$5,528	6.9%	21.5%	$915		$6,443

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $270 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $77 million in trial period arrangements.
(e)	Includes $151 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $2 million in trial period arrangements.
(f)	Includes $428 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $256 million in trial period arrangements.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at June 30, 2013.

16	U. S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2013	December 31, 2012
Commercial
Commercial	$91	$107
Lease financing	14	16
Total commercial	105	123
Commercial Real Estate
Commercial mortgages	263	308
Construction and development	161	238
Total commercial real estate	424	546
Residential Mortgages (b)	685	661
Credit Card	109	146
Other Retail
Retail leasing	1	1
Other	221	216
Total other retail	222	217
Total nonperforming loans, excluding covered loans	1,545	1,693
Covered Loans	168	386
Total nonperforming loans	1,713	2,079
Other Real Estate (c)(d)	364	381
Covered Other Real Estate (d)	187	197
Other Assets	12	14
Total nonperforming assets	$2,276	$2,671
Total nonperforming assets, excluding covered assets	$1,921	$2,088
Excluding covered assets
Accruing loans 90 days or more past due (b)	$580	$660
Nonperforming loans to total loans	.71%	.80%
Nonperforming assets to total loans plus other real estate (c)	.88%	.98%
Including covered assets
Accruing loans 90 days or more past due (b)	$1,119	$1,323
Nonperforming loans to total loans	.75%	.93%
Nonperforming assets to total loans plus other real estate (c)	1.00%	1.19%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2012	$780	$1,308	$583	$2,671
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	186	535	94	815
Advances on loans	15	–	–	15
Total additions	201	535	94	830
Reductions in nonperforming assets
Paydowns, payoffs	(91)	(150)	(178)	(419)
Net sales	(121)	(88)	(141)	(350)
Return to performing status	(14)	(83)	(3)	(100)
Charge-offs (e)	(132)	(224)	–	(356)
Total reductions	(358)	(545)	(322)	(1,225)
Net additions to (reductions in) nonperforming assets	(157)	(10)	(228)	(395)
Balance June 30, 2013	$623	$1,298	$355	$2,276

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.4 billion and $3.2 billion at June 30, 2013, and December 31, 2012, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $508 million and $548 million at June 30, 2013, and December 31, 2012, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U. S. Bancorp	17

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

At June 30, 2013, total nonperforming assets were $2.3 billion, compared with $2.7 billion at December 31, 2012. Excluding covered assets, nonperforming assets were $1.9 billion at June 30, 2013, compared with $2.1 billion at December 31, 2012. The $167 million (8.0 percent) decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in the construction and development portfolio, as well as improvement in commercial mortgages, commercial and credit card loans. Nonperforming covered assets at June 30, 2013, were $355 million, compared with $583 million at December 31, 2012. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was 1.00 percent (.88 percent excluding covered assets) at June 30, 2013, compared with 1.19 percent (.98 percent excluding covered assets) at December 31, 2012. The Company expects total nonperforming assets to remain relatively stable in the third quarter of 2013.

Other real estate owned, excluding covered assets, was $364 million at June 30, 2013, compared with $381 million at December 31, 2012, and was related to foreclosed properties that previously secured loan balances. Other real estate owned includes properties vacated by the borrower and maintained by the Company, regardless of whether title in the property has been transferred to the Company.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Residential
Minnesota	$19	$20	.30%	.34%
California	16	16	.15	.18
Washington	16	14	.41	.38
Florida	15	14	.93	1.55
Illinois	15	19	.39	.55
All other states	188	185	.50	.49
Total residential	269	268	.42	.44
Commercial
Missouri	13	17	.28	.37
California	13	8	.08	.05
Wisconsin	11	3	.22	.06
Arizona	10	10	.65	.83
Oregon	9	5	.23	.13
All other states	39	70	.05	.10
Total commercial	95	113	.09	.11
Total	$364	$381	.17%	.18%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $392 million for the second quarter and $825 million for the first six months of 2013, compared with $520 million and $1.1 billion for the same periods of 2012. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2013 was .70 percent and .74 percent, respectively, compared with .98 percent and 1.03 percent for the same periods of 2012. The year-over-year decreases in total net charge-offs primarily reflected improvement in the commercial, commercial real estate and residential mortgages portfolios, as economic conditions continue to slowly improve. Given current economic conditions, the Company expects the level of net charge-offs to be relatively stable in the third quarter of 2013.

Commercial and commercial real estate loan net charge-offs for the second quarter of 2013 were $21 million (.08 percent of average loans outstanding on an annualized basis), compared with $124 million (.52 percent of average loans outstanding on an annualized basis) for the second quarter of 2012. Commercial and commercial real estate loan net charge-offs for the first six months of 2013 were $75 million (.15 percent of average loans outstanding on an annualized basis), compared with $281 million (.60 percent of average loans outstanding on an annualized basis) for the first six months of 2012. The decreases reflected the impact of more stable economic conditions.

18	U. S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial
Commercial	.22%	.41%	.22%	.51%
Lease financing	.31	1.07	.27	.81
Total commercial	.23	.48	.22	.54
Commercial Real Estate
Commercial mortgages	.10	.62	.15	.54
Construction and development	(1.54)	.41	(.67)	1.41
Total commercial real estate	(.18)	.58	.01	.69
Residential Mortgages	.63	1.12	.73	1.15
Credit Card (a)	4.23	4.10	4.08	4.07
Other Retail
Retail leasing	(.07)	–	–	.04
Home equity and second mortgages	1.45	1.44	1.63	1.55
Other	.76	.86	.80	.89
Total other retail	.90	.98	.99	1.05
Total loans, excluding covered loans	.70	1.04	.76	1.11
Covered Loans	.73	–	.38	.01
Total loans	.70%	.98%	.74%	1.03%

(a)	Net charge-off as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.23 percent and 4.25 percent for the three months ended June 30, 2013 and 2012, respectively, and 4.12 percent and 4.23 percent for the six months ended June 30, 2013 and 2012, respectively.

Residential mortgage loan net charge-offs for the second quarter of 2013 were $74 million (.63 percent of average loans outstanding on an annualized basis), compared with $109 million (1.12 percent of average loans outstanding on an annualized basis) for the second quarter of 2012. Residential mortgage loan net charge-offs for the first six months of 2013 were $166 million (.73 percent of average loans outstanding on an annualized basis), compared with $221 million (1.15 percent of average loans outstanding on an annualized basis) for the first six months of 2012. Credit card loan net charge-offs for the second quarter of 2013 were $173 million (4.23 percent of average loans outstanding on an annualized basis), compared with $170 million (4.10 percent of average loans outstanding on an annualized basis) for the second quarter of 2012. Credit card loan net charge-offs for the first six months of

2013 were $333 million (4.08 percent of average loans outstanding on an annualized basis), compared with $339 million (4.07 percent of average loans outstanding on an annualized basis) for the first six months of 2012. Other retail loan net charge-offs for the second quarter of 2013 were $105 million (.90 percent of average loans outstanding on an annualized basis), compared with $117 million (.98 percent of average loans outstanding on an annualized basis) for the second quarter of 2012. Other retail loan net charge-offs for the first six months of 2013 were $231 million (.99 percent of average loans outstanding on an annualized basis), compared with $249 million (1.05 percent of average loans outstanding on an annualized basis) for the first six months of 2012. The year-over-year decreases in total residential mortgage, credit card and other retail loan net charge-offs reflected the impact of more stable economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Residential Mortgages
Prime borrowers	$38,985	$31,749	.57%	.98%	$38,152	$31,081	.62%	1.04%
Sub-prime borrowers	1,497	1,758	4.55	6.63	1,525	1,787	5.68	6.19
Other borrowers	876	725	.92	1.66	861	704	1.17	1.72
Loans purchased from GNMA mortgage pools (a)	5,515	4,934	–	–	5,458	4,926	–	–
Total	$46,873	$39,166	.63%	1.12%	$45,996	$38,498	.73%	1.15%
Home Equity and Second Mortgages
Prime borrowers	$15,218	$16,761	1.27%	1.30%	$15,433	$16,918	1.44%	1.37%
Sub-prime borrowers	333	417	9.64	6.75	343	427	8.81	7.54
Other borrowers	438	420	1.83	1.92	434	420	2.79	2.87
Total	$15,989	$17,598	1.45%	1.44%	$16,210	$17,765	1.63%	1.55%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U. S. Bancorp	19

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2013, the Company serviced the first lien on 33 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $477 million or 3.0 percent of the total home equity portfolio at June 30, 2013, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company or can be identified in credit bureau data to establish loss estimates for junior lien loans and lines the Company services when they are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.6 percent for the twelve months ended June 30, 2013), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

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

20	U. S. Bancorp

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

At June 30, 2013, the allowance for credit losses was $4.6 billion (2.02 percent of total loans and 2.03 percent of loans excluding covered loans), compared with an allowance of $4.7 billion (2.12 percent of total loans and 2.15 percent of loans excluding covered loans) at December 31, 2012. The ratio of the allowance for credit losses to nonperforming loans was 269 percent (287 percent excluding covered loans) at June 30, 2013, compared with 228 percent (269 percent excluding covered loans) at December 31, 2012, due to the continued improvement in the commercial, commercial real estate and credit card portfolios. The ratio of the allowance for credit losses to annualized loan net charge-offs was 293 percent at June 30, 2013, compared with 226 percent of full year 2012 net charge-offs at December 31, 2012, as net charge-offs continue to decline due to stabilizing economic conditions.

U. S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$4,708	$4,919	$4,733	$5,014
Charge-Offs
Commercial
Commercial	53	71	100	168
Lease financing	10	22	19	38
Total commercial	63	93	119	206
Commercial real estate
Commercial mortgages	14	51	43	90
Construction and development	2	25	16	69
Total commercial real estate	16	76	59	159
Residential mortgages	81	114	181	230
Credit card	191	198	384	399
Other retail
Retail leasing	1	1	3	4
Home equity and second mortgages	65	70	144	149
Other	68	78	143	163
Total other retail	134	149	290	316
Covered loans (a)	21	1	22	2
Total charge-offs	506	631	1,055	1,312
Recoveries
Commercial
Commercial	19	15	34	34
Lease financing	6	7	12	15
Total commercial	25	22	46	49
Commercial real estate
Commercial mortgages	6	4	20	8
Construction and development	27	19	37	27
Total commercial real estate	33	23	57	35
Residential mortgages	7	5	15	9
Credit card	18	28	51	60
Other retail
Retail leasing	2	1	3	3
Home equity and second mortgages	7	7	13	12
Other	20	24	43	52
Total other retail	29	32	59	67
Covered loans (a)	2	1	2	1
Total recoveries	114	111	230	221
Net Charge-Offs
Commercial
Commercial	34	56	66	134
Lease financing	4	15	7	23
Total commercial	38	71	73	157
Commercial real estate
Commercial mortgages	8	47	23	82
Construction and development	(25)	6	(21)	42
Total commercial real estate	(17)	53	2	124
Residential mortgages	74	109	166	221
Credit card	173	170	333	339
Other retail
Retail leasing	(1)	–	–	1
Home equity and second mortgages	58	63	131	137
Other	48	54	100	111
Total other retail	105	117	231	249
Covered loans (a)	19	–	20	1
Total net charge-offs	392	520	825	1,091
Provision for credit losses	362	470	765	951
Other changes (b)	(66)	(5)	(61)	(10)
Balance at end of period (c)	$4,612	$4,864	$4,612	$4,864
Components
Allowance for loan losses	$4,312	$4,572
Liability for unfunded credit commitments	300	292
Total allowance for credit losses	$4,612	$4,864
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	2.03%	2.34%
Nonperforming loans, excluding covered loans	287	247
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	209	184
Nonperforming assets, excluding covered assets	231	210
Annualized net charge-offs, excluding covered loans	296	227
Period-end loans	2.02%	2.25%
Nonperforming loans	269	196
Nonperforming and accruing loans 90 days or more past due	163	128
Nonperforming assets	203	161
Annualized net charge-offs	293	233

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Represents net changes in credit losses to be reimbursed by the FDIC and for the three and six months ended June 30, 2013, reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.
(c)	At June 30, 2013 and 2012, $1.7 billion and $1.8 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U. S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2013, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2012. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2013 and December 31, 2012, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 4.5 percent decrease in the market value of equity at June 30, 2013, compared with a 2.5 percent decrease at December 31, 2012. A 200 bps decrease, where possible given current rates, would have resulted in a 2.0 percent decrease in the market value of equity at June 30, 2013, compared with a 5.3 percent decrease at December 31, 2012. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on market value of equity modeling.

Sensitivity of Net Interest Income

	June 30, 2013				December 31, 2012
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.22%	*	1.53%	*	1.42%	*	1.90%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U. S. Bancorp	23

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

To manage these risks, the Company may enter into exchange-traded, centrally cleared and over-the-counter derivative contracts, including interest rate swaps, swaptions, futures, forwards and options. In addition, the Company enters into interest rate and foreign exchange derivative contracts to support the business requirements of its customers (customer-related positions). The Company minimizes the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers. The Company does not utilize derivatives for speculative purposes.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2013, the Company had $12.1 billion of forward commitments to sell, hedging $4.1 billion of mortgage loans held for sale and $9.6 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements.

For additional information on derivatives and hedging activities, refer to Notes 11 and 12 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect its investment grade bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year for its trading businesses. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR

24	U. S. Bancorp

models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.

The average, high, low and period-end VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2013	2012
Average	$1	$2
High	2	3
Low	1	1
Period-end	2	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR by more than a negligible amount during the first six months of 2013. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008. The average, high, low and period-end Stressed VaR amounts for the Company’s trading positions for the six months ended June 30, 2013 were $4 million, $8 million, $2 million, and $4 million, respectively.

The Company also measures the market risk of its hedging activities related to MSRs and residential mortgage loans held for sale using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A three-year look-back period is used to obtain past market data. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. The average, high and low VaR amounts for the MSRs and related hedges for the six months ended June 30, 2013, were $3 million, $6 million and $2 million, respectively, compared with $5 million, $8 million and $2 million, respectively, for the six months ended June 30, 2012. The average, high and low VaR amounts for residential mortgage loans held for sale and related hedges for the six months ended June 30, 2013, were $2 million, $4 million and less than $1 million, respectively, compared with $3 million, $7 million and $1 million, respectively, for the six months ended June 30, 2012.

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These activities include diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity if needed. In addition, the Company’s profitable operations, sound credit quality and strong capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets.

The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process, approves the Company’s liquidity policy and reviews the contingency funding plan. The ALCO reviews and approves the Company’s liquidity policy and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At June 30, 2013, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $57.9 billion, compared with $54.1 billion at December 31, 2012. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2013, the Company could have borrowed an additional $65.5 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $251.6 billion at June 30,

U. S. Bancorp	25

2013, compared with $249.2 billion at December 31, 2012. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $19.7 billion at June 30, 2013, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $26.2 billion at June 30, 2013, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At June 30, 2013, parent company long-term debt outstanding was $11.4 billion, compared with $12.8 billion at December 31, 2012. The $1.4 billion decrease was due to medium-term note maturities during the first six months of 2013. As of June 30, 2013, there was $1.5 billion of parent company debt scheduled to mature in the remainder of 2013.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiary after meeting the regulatory capital requirements for well-capitalized banks was approximately $7.8 billion at June 30, 2013.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At June 30, 2013, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $70 million and unrealized losses totaling $8 million, compared with an amortized cost totaling $70 million and unrealized losses totaling $10 million, at December 31, 2012. The Company also transacts with various European banks as counterparties to interest rate, mortgage-related and foreign currency derivative transactions for its hedging and customer-related activities; however, none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivative transactions are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At June 30, 2013, the Company was in a net receivable position with two banks in the United Kingdom and one bank in Germany, totaling $100 million. The Company was in a net payable position to each of the other European banks.

26	U. S. Bancorp

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2013	December 31, 2012
Tier 1 capital	$32,219	$31,203
As a percent of risk-weighted assets	11.1%	10.8%
As a percent of adjusted quarterly average assets (leverage ratio)	9.5%	9.2%
Total risk-based capital	$38,378	$37,780
As a percent of risk-weighted assets	13.3%	13.1%

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

The Company provides merchant processing and corporate trust services in Europe and through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2013, the Company had an aggregate amount on deposit with European banks of approximately $475 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangements to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. Refer to Note 14 of the Notes to Consolidated Financial Statements for further information on these arrangements. The Company has not utilized private label asset securitizations as a source of funding. Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in VIEs.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. These requirements follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). Table 9 provides a summary of regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, in effect at June 30, 2013 and December 31, 2012. All regulatory ratios exceeded regulatory “well-capitalized” requirements. In 2010, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, proposed to enhance international capital standards. In June 2012, U.S. banking regulators proposed regulatory enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III and the Dodd-Frank Act, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the rules for calculating risk-weighted assets and introducing a new Tier 1 common equity ratio. In July 2013, U.S. banking regulators approved final regulatory capital rule enhancements, effective for the Company beginning January 1, 2014, that are largely consistent with the June 2012 proposals. The Company continues to evaluate these final rules, but does not expect their impact to be material to the financial statements.

Total U.S. Bancorp shareholders’ equity was $39.7 billion at June 30, 2013, compared with $39.0 billion at December 31, 2012. The increase was primarily the result of corporate earnings, partially offset by dividends, common share repurchases and changes in unrealized gains and losses on available-for-sale

U. S. Bancorp	27

investment securities included in other comprehensive income. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on capital management.

The Company believes certain capital ratios in addition to regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 9.2 percent and 8.9 percent, respectively, at June 30, 2013, compared with 9.0 percent and 8.6 percent, respectively, at December 31, 2012. The Company’s tangible common equity divided by tangible assets was 7.5 percent at June 30, 2013, compared with 7.2 percent at December 31, 2012. Additionally, the Company’s approximate Tier 1 common equity to risk-weighted assets ratio using proposed rules for the Basel III standardized approach released June 2012, was 8.3 percent at June 30, 2013, compared with 8.1 percent at December 31, 2012. The Company’s estimated Tier 1 common equity to risk-weighted assets ratio using final rules for the Basel III standardized approach released July 2013, was 8.6 percent at June 30, 2013. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 14, 2013, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.25 billion of its common stock, from April 1, 2013 through March 31, 2014.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2013:

Period (Dollars in Millions)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April	9,676,616	(b)	$33.60	9,576,616	$1,928
May	4,420,989		34.25	4,420,989	1,777
June	3,857,003		35.46	3,857,003	1,640
Total	17,954,608	(b)	$34.16	17,854,608	$1,640

(a)	All shares were purchased under the stock repurchase program announced on March 14, 2013.
(b)	Includes 100,000 shares of common stock purchased, at an average price per share of $32.17, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

On June 18, 2013, the Company announced its Board of Directors had approved an 18 percent increase in the Company’s dividend rate per common share, from $.195 per quarter to $.23 per quarter.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $323 million of the Company’s net income in the second quarter and $651 million in the first six months of 2013, or decreases of $5 million (1.5 percent) and $8 million (1.2 percent), respectively, compared with the same periods of 2012. The decreases were driven by lower net revenue, partially offset by decreases in the provision for credit losses and noninterest expense.

Net revenue decreased $49 million (5.8 percent) in the second quarter and $105 million (6.2 percent) in the

28	U. S. Bancorp

first six months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $2 million (.4 percent) in the second quarter and $26 million (2.5 percent) in the first six months of 2013, compared with the same periods of 2012. The decreases were primarily driven by lower rates on loans and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances and higher loan fees. Noninterest income decreased $47 million (14.7 percent) in the second quarter and $79 million (12.5 percent) in the first six months of 2013, compared with the same periods of 2012, driven by lower commercial products revenue, primarily due to lower standby letters of credit fees. In addition, there was a year-over-year decline in equity investment revenue.

Noninterest expense decreased $10 million (3.1 percent) in the second quarter and $14 million (2.2 percent) in the first six months of 2013, compared with the same periods of 2012, primarily due to lower costs related to other real estate owned and FDIC insurance expense. The provision for credit losses decreased $30 million in the second quarter and $78 million in the first six months of 2013, compared with the same periods of 2012, due to lower net charge-offs, partially offset by lower reserve releases. Nonperforming assets were $406 million at June 30, 2013, $466 million at March 31, 2013, and $728 million at June 30, 2012. Nonperforming assets as a percentage of period-end loans were .56 percent at June 30, 2013, .67 percent at March 31, 2013, and 1.10 percent at June 30, 2012. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $349 million of the Company’s net income in the second quarter and $666 million in the first six months of 2013, or decreases of $25 million (6.7 percent) and $88 million (11.7 percent), respectively, compared with the same periods of 2012. The decreases were due to lower net revenue, partially offset by decreases in the provision for credit losses and noninterest expense.

Within Consumer and Small Business Banking, the retail banking division contributed $167 million of the total net income in the second quarter and $272 million in the first six months of 2013, or decreases of $3 million (1.8 percent) and $41 million (13.1 percent) from the same periods of 2012. Mortgage banking contributed $182 million and $394 million of Consumer and Small Business Banking’s net income in the second quarter and first six months of 2013, respectively, or decreases of $22 million (10.8 percent) and $47 million (10.7 percent) from the same periods of 2012.

Net revenue decreased $177 million (8.5 percent) and $288 million (7.0 percent) in the second quarter and first six months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $48 million (4.1 percent) in the second quarter and $77 million (3.3 percent) in the first six months of 2013, compared with the same periods of 2012. The decreases in net interest income were primarily due to lower loan rates and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances. Noninterest income decreased $129 million (14.3 percent) in the second quarter and $211 million (11.9 percent) in the first six months of 2013, compared with the same periods of 2012, primarily the result of lower mortgage origination and sales revenue, as well as lower retail lease revenue.

U. S. Bancorp	29

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended June 30 (Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$519	$521	(.4)%	$1,132	$1,180	(4.1)%
Noninterest income	273	320	(14.7)	776	905	(14.3)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	792	841	(5.8)	1,908	2,085	(8.5)
Noninterest expense	313	321	(2.5)	1,182	1,210	(2.3)
Other intangibles	2	4	(50.0)	10	13	(23.1)

Total noninterest expense	315	325	(3.1)	1,192	1,223	(2.5)

Income before provision and income taxes	477	516	(7.6)	716	862	(16.9)
Provision for credit losses	(30)	–	*	168	274	(38.7)

Income before income taxes	507	516	(1.7)	548	588	(6.8)
Income taxes and taxable-equivalent adjustment	184	188	(2.1)	199	214	(7.0)

Net income	323	328	(1.5)	349	374	(6.7)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–

Net income attributable to U.S. Bancorp	$323	$328	(1.5)	$349	$374	(6.7)

Average Balance Sheet
Commercial	$50,332	$44,479	13.2%	$8,423	$8,084	4.2%
Commercial real estate	20,366	19,720	3.3	16,765	16,083	4.2
Residential mortgages	29	63	(54.0)	46,084	38,727	19.0
Credit card	–	–	–	–	–	–
Other retail	7	4	75.0	44,570	45,570	(2.2)

Total loans, excluding covered loans	70,734	64,266	10.1	115,842	108,464	6.8
Covered loans	371	1,077	(65.6)	6,724	7,640	(12.0)

Total loans	71,105	65,343	8.8	122,566	116,104	5.6
Goodwill	1,604	1,604	–	3,515	3,515	–
Other intangible assets	26	38	(31.6)	2,208	1,824	21.1
Assets	77,914	71,380	9.2	138,303	132,730	4.2
Noninterest-bearing deposits	30,202	30,557	(1.2)	21,889	19,366	13.0
Interest checking	10,202	10,824	(5.7)	33,080	29,934	10.5
Savings products	12,938	7,508	72.3	46,203	43,214	6.9
Time deposits	16,415	17,032	(3.6)	21,666	24,242	(10.6)

Total deposits	69,757	65,921	5.8	122,838	116,756	5.2
Total U.S. Bancorp shareholders’ equity	7,346	6,333	16.0	12,063	11,106	8.6

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Six Months Ended June 30 (Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,030	$1,056	(2.5)%	$2,284	$2,361	(3.3)%
Noninterest income	552	631	(12.5)	1,559	1,770	(11.9)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	1,582	1,687	(6.2)	3,843	4,131	(7.0)
Noninterest expense	630	640	(1.6)	2,372	2,391	(.8)
Other intangibles	4	8	(50.0)	21	26	(19.2)

Total noninterest expense	634	648	(2.2)	2,393	2,417	(1.0)

Income before provision and income taxes	948	1,039	(8.8)	1,450	1,714	(15.4)
Provision for credit losses	(75)	3	*	404	529	(23.6)

Income before income taxes	1,023	1,036	(1.3)	1,046	1,185	(11.7)
Income taxes and taxable-equivalent adjustment	372	377	(1.3)	380	431	(11.8)

Net income	651	659	(1.2)	666	754	(11.7)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–

Net income attributable to U.S. Bancorp	$651	$659	(1.2)	$666	$754	(11.7)

Average Balance Sheet
Commercial	$49,781	$43,365	14.8%	$8,367	$7,991	4.7%
Commercial real estate	20,133	19,570	2.9	16,666	15,996	4.2
Residential mortgages	29	64	(54.7)	45,296	38,052	19.0
Credit card	–	–	–	–	–	–
Other retail	10	4	*	44,743	45,576	(1.8)

Total loans, excluding covered loans	69,953	63,003	11.0	115,072	107,615	6.9
Covered loans	415	1,103	(62.4)	6,832	7,766	(12.0)

Total loans	70,368	64,106	9.8	121,904	115,381	5.7
Goodwill	1,604	1,604	–	3,514	3,515	–
Other intangible assets	27	40	(32.5)	2,112	1,794	17.7
Assets	76,813	69,908	9.9	138,779	131,719	5.4
Noninterest-bearing deposits	30,052	30,470	(1.4)	21,631	19,048	13.6
Interest checking	10,524	11,950	(11.9)	32,754	29,470	11.1
Savings products	12,400	8,193	51.3	45,914	42,772	7.3
Time deposits	16,428	15,193	8.1	22,075	24,306	(9.2)

Total deposits	69,404	65,806	5.5	122,374	115,596	5.9
Total U.S. Bancorp shareholders’ equity	7,279	6,298	15.6	12,026	10,937	10.0

*	Not meaningful

30	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change

$91	$83	9.6%	$387	$376	2.9%	$543	$553	(1.8)%	$2,672	$2,713	(1.5)%
310	278	11.5	828	816	1.5	83	55	50.9	2,270	2,374	(4.4)
–	–	–	–	–	–	6	(19)	*	6	(19)	*

401	361	11.1	1,215	1,192	1.9	632	589	7.3	4,948	5,068	(2.4)
319	285	11.9	491	445	10.3	197	270	(27.0)	2,502	2,531	(1.1)
9	10	(10.0)	34	43	(20.9)	–	–	–	55	70	(21.4)

328	295	11.2	525	488	7.6	197	270	(27.0)	2,557	2,601	(1.7)

73	66	10.6	690	704	(2.0)	435	319	36.4	2,391	2,467	(3.1)
1	2	(50.0)	183	197	(7.1)	40	(3)	*	362	470	(23.0)

72	64	12.5	507	507	–	395	322	22.7	2,029	1,997	1.6
26	23	13.0	184	184	–	(8)	10	*	585	619	(5.5)

46	41	12.2	323	323	–	403	312	29.2	1,444	1,378	4.8
–	–	–	(10)	(10)	–	50	47	6.4	40	37	8.1

$46	$41	12.2	$313	$313	–	$453	$359	26.2	$1,484	$1,415	4.9

$1,794	$1,270	41.3%	$6,035	$6,001	.6%	$178	$186	(4.3)%	$66,762	$60,020	11.2%
651	604	7.8	–	–	–	102	142	(28.2)	37,884	36,549	3.7
759	372	*	–	–	–	1	4	(75.0)	46,873	39,166	19.7
–	–	–	16,416	16,696	(1.7)	–	–	–	16,416	16,696	(1.7)
1,548	1,512	2.4	741	814	(9.0)	–	–	–	46,866	47,900	(2.2)

4,752	3,758	26.5	23,192	23,511	(1.4)	281	332	(15.4)	214,801	200,331	7.2
15	12	25.0	5	5	–	3,270	5,004	(34.7)	10,385	13,738	(24.4)

4,767	3,770	26.4	23,197	23,516	(1.4)	3,551	5,336	(33.5)	225,186	214,069	5.2
1,527	1,469	3.9	2,508	2,350	6.7	–	–	–	9,154	8,938	2.4
173	175	(1.1)	585	734	(20.3)	2	4	(50.0)	2,994	2,775	7.9
7,620	6,479	17.6	29,401	29,785	(1.3)	96,351	100,055	(3.7)	349,589	340,429	2.7
13,805	13,476	2.4	675	632	6.8	295	500	(41.0)	66,866	64,531	3.6
4,672	3,833	21.9	448	1,336	(66.5)	1	1	–	48,403	45,928	5.4
28,021	23,114	21.2	54	37	45.9	81	139	(41.7)	87,297	74,012	17.9
5,585	4,662	19.8	–	–	–	1,153	894	29.0	44,819	46,830	(4.3)

52,083	45,085	15.5	1,177	2,005	(41.3)	1,530	1,534	(.3)	247,385	231,301	7.0
2,370	2,224	6.6	6,020	5,670	6.2	12,105	11,933	1.4	39,904	37,266	7.1

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change

$183	$177	3.4%	$775	$772	.4%	$1,109	$1,037	6.9%	$5,381	$5,403	(.4)%
604	545	10.8	1,575	1,548	1.7	140	119	17.6	4,430	4,613	(4.0)
–	–	–	–	–	–	11	(19)	*	11	(19)	*

787	722	9.0	2,350	2,320	1.3	1,260	1,137	10.8	9,822	9,997	(1.8)
641	566	13.3	970	899	7.9	302	524	(42.4)	4,915	5,020	(2.1)
18	20	(10.0)	69	87	(20.7)	–	–	–	112	141	(20.6)

659	586	12.5	1,039	986	5.4	302	524	(42.4)	5,027	5,161	(2.6)

128	136	(5.9)	1,311	1,334	(1.7)	958	613	56.3	4,795	4,836	(.8)
1	1	–	388	413	(6.1)	47	5	*	765	951	(19.6)

127	135	(5.9)	923	921	.2	911	608	49.8	4,030	3,885	3.7
46	49	(6.1)	335	335	–	66	10	*	1,199	1,202	(.2)

81	86	(5.8)	588	586	.3	845	598	41.3	2,831	2,683	5.5
–	–	–	(19)	(20)	5.0	100	90	11.1	81	70	15.7

$81	$86	(5.8)	$569	$566	.5	$945	$688	37.4	$2,912	$2,753	5.8

$1,767	$1,213	45.7%	$5,948	$5,824	2.1%	$171	$183	(6.6)%	$66,034	$58,576	12.7%
650	594	9.4	–	–	–	104	107	(2.8)	37,553	36,267	3.5
670	377	77.7	–	–	–	1	5	(80.0)	45,996	38,498	19.5
–	–	–	16,472	16,737	(1.6)	–	–	–	16,472	16,737	(1.6)
1,550	1,510	2.6	752	825	(8.8)	–	–	–	47,055	47,915	(1.8)

4,637	3,694	25.5	23,172	23,386	(.9)	276	295	(6.4)	213,110	197,993	7.6
12	12	–	5	5	–	3,437	5,236	(34.4)	10,701	14,122	(24.2)

4,649	3,706	25.4	23,177	23,391	(.9)	3,713	5,531	(32.9)	223,811	212,115	5.5
1,528	1,468	4.1	2,508	2,350	6.7	–	–	–	9,154	8,937	2.4
177	176	.6	598	753	(20.6)	3	4	(25.0)	2,917	2,767	5.4
7,511	6,366	18.0	29,421	29,768	(1.2)	97,959	100,597	(2.6)	350,483	338,358	3.6
13,950	13,419	4.0	683	646	5.7	318	474	(32.9)	66,634	64,057	4.0
4,686	3,952	18.6	439	1,320	(66.7)	1	1	–	48,404	46,693	3.7
27,456	23,257	18.1	50	36	38.9	88	134	(34.3)	85,908	74,392	15.5
5,766	4,603	25.3	–	–	–	993	548	81.2	45,262	44,650	1.4

51,858	45,231	14.7	1,172	2,002	(41.5)	1,400	1,157	21.0	246,208	229,792	7.1
2,366	2,214	6.9	5,985	5,699	5.0	11,887	11,193	6.2	39,543	36,341	8.8

U. S. Bancorp	31

Noninterest expense decreased $31 million (2.5 percent) in the second quarter and $24 million (1.0 percent) in the first six months of 2013, compared with the same periods of 2012. The decreases reflected reductions in mortgage servicing review-related professional services costs, FDIC insurance expense, costs related to other real estate owned and other intangibles expense, partially offset by higher net shared services costs.

The provision for credit losses decreased $106 million (38.7 percent) in the second quarter and $125 million (23.6 percent) in the first six months of 2013, compared with the same periods of 2012, due to lower net charge-offs and a favorable change in the reserve allocation. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .63 percent in the second quarter of 2013, compared with .90 percent in the second quarter of 2012. Nonperforming assets were $1.4 billion at June 30, 2013, $1.4 billion at March 31, 2013, and $1.3 billion at June 30, 2012. Nonperforming assets as a percentage of period-end loans were 1.13 percent at June 30, 2013, 1.17 percent at March 31, 2013, and 1.12 percent at June 30, 2012. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $46 million of the Company’s net income in the second quarter and $81 million in the first six months of 2013, or an increase of $5 million (12.2 percent) and a decrease of $5 million (5.8 percent), respectively, compared with the same periods of 2012, reflecting the net impact of higher net revenue, offset by higher noninterest expense.

Net revenue increased $40 million (11.1 percent) in the second quarter and $65 million (9.0 percent) in the first six months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, increased $8 million (9.6 percent) in the second quarter and $6 million (3.4 percent) in the first six months of 2013, compared with the same periods of 2012, primarily due to the impact of higher average loan and deposit balances, partially offset by the impact of lower rates on the margin benefit of deposits.

Noninterest income increased $32 million (11.5 percent) in the second quarter and $59 million (10.8 percent) in the first six months of 2013, compared with the same periods of 2012, due to the impact of improved market conditions, business expansion and higher investment products fees. Noninterest expense increased $33 million (11.2 percent) in the second quarter and $73 million (12.5 percent) in the first six months of 2013, compared with the same periods of 2012. The increases in noninterest expense were primarily due to higher total compensation and employee benefits expense, and an increase in net shared services costs, including the impact of business expansion.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $313 million and $569 million of the Company’s net income in the second quarter and first six months of 2013, respectively, or equal to and higher by $3 million (.5 percent), respectively, compared with the same periods of 2012, reflecting higher total net revenue and lower provision for credit losses, offset by higher noninterest expense.

Net revenue increased $23 million (1.9 percent) in the second quarter and $30 million (1.3 percent) in the first six months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, increased $11 million (2.9 percent) in the second quarter and $3 million (.4 percent) in the first six months of 2013, compared with the same periods of 2012, primarily due to improved loan rates and lower rebate costs on the Company’s government card program. Noninterest income increased $12 million (1.5 percent) in the second quarter and $27 million (1.7 percent) in the first six months of 2013, compared with the same periods of 2012, the result of higher credit and debit card revenue primarily due to higher volumes and business expansion, partially offset by the impact of a credit recorded in the second quarter of 2012 related to the final expiration of debit card customer awards. Merchant processing services revenue was also higher over the prior year due to higher product fees and volumes.

Noninterest expense increased $37 million (7.6 percent) in the second quarter and $53 million (5.4 percent) in the first six months of 2013, compared with the same periods of 2012, primarily due to higher total compensation and employee benefits expense and net shared services expense, including the impact of business expansion, partially offset by reductions in other intangibles expense. The provision for credit losses

32	U. S. Bancorp

decreased $14 million (7.1 percent) in the second quarter and $25 million (6.1 percent) in the first six months of 2013, compared with the same periods of 2012, principally due to a favorable change in the reserve allocation. As a percentage of average loans outstanding, net charge-offs were 3.51 percent in the second quarter of 2013, compared with 3.52 percent in the second quarter of 2012.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, the net effect of transfer pricing related to average balances, income taxes not allocated to business lines, including most tax-advantaged investments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $453 million in the second quarter and $945 million in the first six months of 2013, compared with $359 million and $688 million in the same periods of 2012, respectively.

Net revenue increased $43 million (7.3 percent) in the second quarter and $123 million (10.8 percent) in the first six months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $10 million (1.8 percent) in the second quarter and increased $72 million (6.9 percent) in the first six months of 2013, compared with the same periods of 2012, reflecting the net impact of lower long-term funding costs, offset by lower rates on investment securities. Noninterest income increased $53 million in the second quarter and $51 million (51.0 percent) in the first six months of 2013, compared with the same periods of 2012, primarily due to favorable changes in net securities gains (losses) as the Company recognized impairments on a number of securities in the second quarter of 2012, and higher commercial products revenue.

Noninterest expense decreased $73 million (27.0 percent) in the second quarter and $222 million (42.4 percent) in the first six months of 2013, compared with the same periods of 2012, principally reflecting the prior year Visa accrual and a reduction in net shared services expense. These decreases were partially offset by increases in total compensation and employee benefits expense and higher costs related to investments in affordable housing and other tax-advantaged projects.

In addition, noninterest expense for the first six months of 2013 was lower than the same period of the prior year due to lower insurance-related costs.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions that are currently effective, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets estimated using final rules for the Basel III standardized approach released July 2013, and in addition
•	Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012, for additional information.

These measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These measures differ from the currently effective capital ratios defined by banking regulations principally in that the numerator excludes trust preferred securities and preferred stock, the nature and extent of which varies among different financial services companies. These measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in federal banking regulations. As a result, these measures disclosed by the Company may be considered non-GAAP financial measures.

There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

U. S. Bancorp	33

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	June 30, 2013	December 31, 2012
Total equity	$41,050	$40,267
Preferred stock	(4,756)	(4,769)
Noncontrolling interests	(1,367)	(1,269)
Goodwill (net of deferred tax liability)	(8,317)	(8,351)
Intangible assets, other than mortgage servicing rights	(910)	(1,006)

Tangible common equity (a)	25,700	24,872

Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	32,219	31,203
Preferred stock	(4,756)	(4,769)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(685)	(685)

Tier 1 common equity using Basel I definition (b)	26,778	25,749

Tangible common equity (as calculated above)	25,700
Adjustments (1)	195

Tier 1 common equity estimated using final rules for the Basel III standardized approach released July 2013 (c)	25,895

Tangible common equity (as calculated above)	25,700	24,872
Adjustments (2)	(43)	126

Tier 1 common equity approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	25,657	24,998

Total assets	353,415	353,855
Goodwill (net of deferred tax liability)	(8,317)	(8,351)
Intangible assets, other than mortgage servicing rights	(910)	(1,006)

Tangible assets (e)	344,188	344,498

Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (f)	289,613
Adjustments (3)	12,476

Risk-weighted assets estimated using final rules for the Basel III standardized approach released July 2013 (g)	302,089

Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (f)	289,613	287,611
Adjustments (4)	20,866	21,233

Risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (h)	310,479	308,844
Ratios
Tangible common equity to tangible assets (a)/(e)	7.5%	7.2%
Tangible common equity to risk-weighted assets using Basel I definition (a)/(f)	8.9	8.6
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(f)	9.2	9.0
Tier 1 common equity to risk-weighted assets estimated using final rules for the Basel III standardized approach released July 2013 (c)/(g)	8.6	–
Tier 1 common equity to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)/(h)	8.3	8.1

(1)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and unrealized losses on securities transferred from available-for-sale to held-to-maturity included in accumulated other comprehensive income.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income, unrealized losses on securities transferred from available-for-sale to held-to-maturity included in accumulated other comprehensive income and disallowed mortgage servicing rights.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities and mortgage servicing rights, and other adjustments.
(4)	Includes higher risk-weighting for residential mortgages, unfunded loan commitments, investment securities and mortgage servicing rights, and other adjustments.

34	U. S. Bancorp

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

U. S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$6,618	$8,252
Investment securities
Held-to-maturity (fair value $34,514 and $34,952, respectively; including $1,019 and $1,482 at fair value pledged as collateral, respectively) (a)	34,668	34,389
Available-for-sale ($1,152 and $2,042 pledged as collateral, respectively) (a)	40,307	40,139
Loans held for sale (including $4,753 and $7,957 of mortgage loans carried at fair value, respectively)	4,766	7,976
Loans
Commercial	68,185	66,223
Commercial real estate	38,298	36,953
Residential mortgages	47,753	44,018
Credit card	16,649	17,115
Other retail	47,105	47,712
Total loans, excluding covered loans	217,990	212,021
Covered loans	9,985	11,308
Total loans	227,975	223,329
Less allowance for loan losses	(4,312)	(4,424)
Net loans	223,663	218,905
Premises and equipment	2,622	2,670
Goodwill	9,156	9,143
Other intangible assets	3,287	2,706
Other assets (including $81 and $47 of trading securities at fair value pledged as collateral, respectively) (a)	28,328	29,675
Total assets	$353,415	$353,855
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$70,632	$74,172
Interest-bearing	147,693	145,972
Time deposits greater than $100,000	33,243	29,039
Total deposits	251,568	249,183
Short-term borrowings	26,179	26,302
Long-term debt	19,724	25,516
Other liabilities	14,894	12,587
Total liabilities	312,365	313,588
Shareholders’ equity
Preferred stock	4,756	4,769
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 6/30/13 and 12/31/12 –2,125,725,742 shares	21	21
Capital surplus	8,167	8,201
Retained earnings	36,707	34,720
Less cost of common stock in treasury: 6/30/13—281,665,410 shares; 12/31/12 –256,294,227 shares	(8,680)	(7,790)
Accumulated other comprehensive income (loss)	(1,288)	(923)
Total U.S. Bancorp shareholders’ equity	39,683	38,998
Noncontrolling interests	1,367	1,269
Total equity	41,050	40,267
Total liabilities and equity	$353,415	$353,855

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See	Notes to Consolidated Financial Statements.

36	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2013	2012	2013	2012
Interest Income
Loans	$2,552	$2,631	$5,114	$5,269
Loans held for sale	54	67	126	132
Investment securities	392	470	802	938
Other interest income	40	60	107	121
Total interest income	3,038	3,228	6,149	6,460
Interest Expense
Deposits	144	177	299	358
Short-term borrowings	87	127	172	250
Long-term debt	191	266	409	560
Total interest expense	422	570	880	1,168
Net interest income	2,616	2,658	5,269	5,292
Provision for credit losses	362	470	765	951
Net interest income after provision for credit losses	2,254	2,188	4,504	4,341
Noninterest Income
Credit and debit card revenue	244	235	458	437
Corporate payment products revenue	176	190	348	365
Merchant processing services	373	359	720	696
ATM processing services	83	89	165	176
Trust and investment management fees	284	262	562	514
Deposit service charges	160	156	313	309
Treasury management fees	140	142	274	276
Commercial products revenue	209	216	409	427
Mortgage banking revenue	396	490	797	942
Investment products fees	46	38	87	73
Securities gains (losses), net
Realized gains (losses), net	9	21	21	30
Total other-than-temporary impairment	(2)	(39)	(3)	(48)
Portion of other-than-temporary impairment recognized in other comprehensive income	(1)	(1)	(7)	(1)
Total securities gains (losses), net	6	(19)	11	(19)
Other	159	197	297	398
Total noninterest income	2,276	2,355	4,441	4,594
Noninterest Expense
Compensation	1,098	1,076	2,180	2,128
Employee benefits	277	229	587	489
Net occupancy and equipment	234	230	469	450
Professional services	91	136	169	220
Marketing and business development	96	80	169	189
Technology and communications	214	201	425	402
Postage, printing and supplies	78	77	154	151
Other intangibles	55	70	112	141
Other	414	502	762	991
Total noninterest expense	2,557	2,601	5,027	5,161
Income before income taxes	1,973	1,942	3,918	3,774
Applicable income taxes	529	564	1,087	1,091
Net income	1,444	1,378	2,831	2,683
Net (income) loss attributable to noncontrolling interests	40	37	81	70
Net income attributable to U.S. Bancorp	$1,484	$1,415	$2,912	$2,753
Net income applicable to U.S. Bancorp common shareholders	$1,405	$1,345	$2,763	$2,630
Earnings per common share	$.76	$.71	$1.49	$1.39
Diluted earnings per common share	$.76	$.71	$1.49	$1.38
Dividends declared per common share	$.230	$.195	$.425	$.390
Average common shares outstanding	1,843	1,888	1,851	1,895
Average diluted common shares outstanding	1,853	1,898	1,860	1,904

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2013	2012	2013	2012
Net income	$1,444	$1,378	$2,831	$2,683
Other comprehensive income (loss)
Changes in unrealized gains and losses on securities available-for-sale	(675)	132	(795)	438
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	1	7	1
Changes in unrealized gains and losses on derivative hedges	53	(40)	50	(38)
Foreign currency translation	(23)	(6)	(33)	8
Changes in unrealized gains and losses on retirement plans	–	–	(1)	–
Reclassification to earnings of realized gains and losses	80	100	171	191
Income taxes related to other comprehensive income	217	(73)	236	(230)
Total other comprehensive income (loss)	(347)	114	(365)	370
Comprehensive income	1,097	1,492	2,466	3,053
Comprehensive (income) loss attributable to noncontrolling interests	40	37	81	70
Comprehensive income attributable to U.S. Bancorp	$1,137	$1,529	$2,547	$3,123

See	Notes to Consolidated Financial Statements.

38	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	1,910	$2,606	$21	$8,238	$30,785	$(6,472)	$(1,200)	$33,978	$993	$34,971
Net income (loss)					2,753			2,753	(70)	2,683
Other comprehensive income (loss)							370	370		370
Preferred stock dividends					(110)			(110)		(110)
Common stock dividends					(741)			(741)		(741)
Issuance of preferred stock		2,163						2,163		2,163
Issuance of common and treasury stock	11			(122)		325		203		203
Purchase of treasury stock	(29)					(884)		(884)		(884)
Distributions to noncontrolling interests								–	(43)	(43)
Net other changes in noncontrolling interests								–	202	202
Stock option and restricted stock grants				60				60		60
Balance June 30, 2012	1,892	$4,769	$21	$8,176	$32,687	$(7,031)	$(830)	$37,792	$1,082	$38,874

Balance December 31, 2012	1,869	$4,769	$21	$8,201	$34,720	$(7,790)	$(923)	$38,998	$1,269	$40,267
Net income (loss)					2,912			2,912	(81)	2,831
Other comprehensive income (loss)							(365)	(365)		(365)
Redemption of preferred stock		(500)		8	(8)			(500)		(500)
Preferred stock dividends					(128)			(128)		(128)
Common stock dividends					(789)			(789)		(789)
Issuance of preferred stock		487						487		487
Issuance of common and treasury stock	10			(119)		294		175		175
Purchase of treasury stock	(35)					(1,184)		(1,184)		(1,184)
Distributions to noncontrolling interests								–	(30)	(30)
Net other changes in noncontrolling interests								–	209	209
Stock option and restricted stock grants				77				77		77
Balance June 30, 2013	1,844	$4,756	$21	$8,167	$36,707	$(8,680)	$(1,288)	$39,683	$1,367	$41,050

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income attributable to U.S. Bancorp	$2,912	$2,753
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	765	951
Depreciation and amortization of premises and equipment	148	140
Amortization of intangibles	112	141
Provision for deferred income taxes	(106)	(26)
(Gain) loss on sale of loans held for sale	(874)	(1,210)
(Gain) loss on sale of securities and other assets	(26)	(80)
Loans originated for sale in the secondary market, net of repayments	(36,607)	(39,559)
Proceeds from sales of loans held for sale	40,097	39,115
Other, net	95	1,403
Net cash provided by operating activities	6,516	3,628
Investing Activities
Proceeds from sales of available-for-sale investment securities	679	345
Proceeds from maturities of held-to-maturity investment securities	4,688	2,012
Proceeds from maturities of available-for-sale investment securities	6,074	7,889
Purchases of held-to-maturity investment securities	(5,026)	(6,096)
Purchases of available-for-sale investment securities	(7,731)	(6,861)
Net increase in loans outstanding	(5,139)	(6,487)
Proceeds from sales of loans	533	561
Purchases of loans	(1,312)	(1,472)
Acquisitions, net of cash acquired	–	94
Other, net	(109)	(259)
Net cash used in investing activities	(7,343)	(10,274)
Financing Activities
Net increase in deposits	2,385	10,183
Net increase (decrease) in short-term borrowings	(123)	215
Proceeds from issuance of long-term debt	131	2,620
Principal payments or redemption of long-term debt	(1,374)	(5,736)
Proceeds from issuance of preferred stock	487	2,163
Proceeds from issuance of common stock	169	191
Redemption of preferred stock	(500)	–
Repurchase of common stock	(1,119)	(863)
Cash dividends paid on preferred stock	(133)	(76)
Cash dividends paid on common stock	(730)	(610)
Net cash provided by (used in) financing activities	(807)	8,087
Change in cash and due from banks	(1,634)	1,441
Cash and due from banks at beginning of period	8,252	13,962
Cash and due from banks at end of period	$6,618	$15,403

See	Notes to Consolidated Financial Statements.

40	U. S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2013					December 31, 2012
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$3,521	$13	$–	$(48)	$3,486	$3,154	$27	$–	$–	$3,181
Mortgage-backed securities
Residential
Agency	30,986	240	–	(358)	30,868	31,064	545	–	(6)	31,603
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Commercial non-agency	2	–	–	–	2	2	–	–	–	2
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	3	11	–	–	14	7	15	–	–	22
Other	17	3	(2)	–	18	19	2	(3)	(1)	17
Obligations of state and political subdivisions	17	1	–	(1)	17	20	1	–	–	21
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	114	–	–	(13)	101	115	–	–	(17)	98
Total held-to-maturity	$34,668	$268	$(2)	$(420)	$34,514	$34,389	$590	$(3)	$(24)	$34,952
Available-for-sale (b)
U.S. Treasury and agencies	$1,582	$7	$–	$(38)	$1,551	$1,211	$16	$–	$(1)	$1,226
Mortgage-backed securities
Residential
Agency	29,762	492	–	(298)	29,956	28,754	746	–	(5)	29,495
Non-agency
Prime (c)	556	5	(10)	(4)	547	641	3	(16)	(4)	624
Non-prime (d)	318	7	(6)	–	319	372	4	(20)	(1)	355
Commercial agency	172	5	–	–	177	185	8	–	–	193
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	19	6	–	–	25	32	10	–	–	42
Other	599	14	–	(1)	612	579	14	–	(1)	592
Obligations of state and political subdivisions	5,779	198	–	(32)	5,945	6,059	396	–	–	6,455
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	789	–	–	(82)	707	814	2	–	(85)	731
Perpetual preferred securities	205	29	–	(15)	219	205	27	–	(14)	218
Other investments	219	24	–	–	243	182	20	–	–	202
Total available-for-sale	$40,006	$787	$(16)	$(470)	$40,307	$39,040	$1,246	$(36)	$(111)	$40,139

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.4 years at June 30, 2013, compared with 4.1 years at December 31, 2012. The corresponding weighted-average yields were 2.72 percent and 2.93 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.2 years at June 30, 2013, and 3.3 years at December 31, 2012. The corresponding weighted-average yields were 1.89 percent and 1.94 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2013, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $16.5 billion at June 30, 2013, and $20.1 billion at December 31, 2012, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $2.2 billion at June 30, 2013, and $3.5 billion at December 31, 2012.

42	U. S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Taxable	$328	$400	$672	$797
Non-taxable	64	70	130	141
Total interest income from investment securities	$392	$470	$802	$938

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Realized gains	$9	$21	$21	$30
Realized losses	–	–	–	–
Net realized gains (losses)	$9	$21	$21	$30
Income tax (benefit) on net realized gains (losses)	$3	$8	$8	$11

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

The following tables summarize other-than-temporary impairment by investment category:

	2013			2012
Three Months Ended June 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(3)	$1	$(2)	$(2)	$(6)	$(8)
Non-prime (b)	–	–	–	(10)	7	(3)
Commercial non-agency	–	–	–	(1)	–	(1)
Perpetual preferred securities	–	–	–	(27)	–	(27)
Total available-for-sale	$(3)	$1	$(2)	$(40)	$1	$(39)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

	2013			2012
Six Months Ended June 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(4)	$2	$(2)	$(3)	$(9)	$(12)
Non-prime (b)	(6)	5	(1)	(17)	10	(7)
Commercial non-agency	–	–	–	(1)	(1)	(2)
Other asset-backed securities	–	–	–	(1)	1	–
Perpetual preferred securities	–	–	–	(27)	–	(27)
Total available-for-sale	$(10)	$7	$(3)	$(49)	$1	$(48)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

U. S. Bancorp	43

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

The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime (a)			Non-Prime (b)
	Minimum	Maximum	Average	Minimum	Maximum	Average
June 30, 2013
Estimated lifetime prepayment rates	12%	18%	14%	4%	10%	7%
Lifetime probability of default rates	3	5	4	4	9	6
Lifetime loss severity rates	25	50	48	50	65	58
December 31, 2012
Estimated lifetime prepayment rates	6%	22%	14%	3%	10%	6%
Lifetime probability of default rates	3	6	4	3	10	7
Lifetime loss severity rates	40	50	47	45	65	56

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities (excluding perpetual preferred securities) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$133	$288	$134	$298
Additions to Credit Losses Due to Other-than-temporary Impairments
Credit losses on securities not previously considered other-than-temporarily impaired	–	2	–	3
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	3	11	10	19
Total other-than-temporary impairment on debt securities	3	13	10	22
Other Changes in Credit Losses
Increases in expected cash flows	(1)	(8)	(1)	(14)
Realized losses (a)	(6)	(16)	(14)	(29)
Credit losses on security sales and securities expected to be sold	(5)	–	(5)	–
Balance at end of period	$124	$277	$124	$277

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

44	U. S. Bancorp

At June 30, 2013, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2013:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$969	$(48)	$–	$–	$969	$(48)
Mortgage-backed securities
Residential agency	19,643	(358)	–	–	19,643	(358)
Commercial non-agency	1	–	–	–	1	–
Other asset-backed securities	–	–	10	(2)	10	(2)
Obligations of state and political subdivisions	8	(1)	–	–	8	(1)
Other debt securities	–	–	13	(13)	13	(13)

Total held-to-maturity	$20,621	$(407)	$23	$(15)	$20,644	$(422)

Available-for-sale
U.S. Treasury and agencies	$945	$(38)	$–	$–	$945	$(38)
Mortgage-backed securities
Residential
Agency	11,641	(298)	350	–	11,991	(298)
Non-agency (a)
Prime (b)	129	(2)	225	(12)	354	(14)
Non-prime (c)	24	–	102	(6)	126	(6)
Other asset-backed securities	–	–	2	(1)	2	(1)
Obligations of state and political subdivisions	596	(32)	10	–	606	(32)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	218	(1)	426	(81)	644	(82)
Perpetual preferred securities	–	–	118	(15)	118	(15)
Other investments	3	–	–	–	3	–

Total available-for-sale	$13,562	$(371)	$1,233	$(115)	$14,795	$(486)

(a)	The Company has $20 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if current economic conditions persist or worsen. Additionally, further deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2013, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U. S. Bancorp	45

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2013		December 31, 2012
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$62,910	27.6%	$60,742	27.2%
Lease financing	5,275	2.3	5,481	2.5
Total commercial	68,185	29.9	66,223	29.7
Commercial Real Estate
Commercial mortgages	31,630	13.9	31,005	13.9
Construction and development	6,668	2.9	5,948	2.6
Total commercial real estate	38,298	16.8	36,953	16.5
Residential Mortgages
Residential mortgages	34,651	15.2	32,648	14.6
Home equity loans, first liens	13,102	5.7	11,370	5.1
Total residential mortgages	47,753	20.9	44,018	19.7
Credit Card	16,649	7.3	17,115	7.7
Other Retail
Retail leasing	5,802	2.6	5,419	2.4
Home equity and second mortgages	15,816	6.9	16,726	7.5
Revolving credit	3,260	1.4	3,332	1.5
Installment	5,635	2.5	5,463	2.4
Automobile	12,807	5.6	12,593	5.6
Student	3,785	1.7	4,179	1.9
Total other retail	47,105	20.7	47,712	21.3
Total loans, excluding covered loans	217,990	95.6	212,021	94.9
Covered Loans	9,985	4.4	11,308	5.1
Total loans	$227,975	100.0%	$223,329	100.0%

The Company had loans of $74.0 billion at June 30, 2013, and $74.1 billion at December 31, 2012, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $51.0 billion at June 30, 2013, and $48.6 billion at December 31, 2012, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $605 million at June 30, 2013, and $753 million at December 31, 2012. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$1,921	$2,605	$1,709	$2,619
Purchases	–	–	–	13
Accretion	(125)	(113)	(261)	(228)
Disposals	(31)	(56)	(69)	(98)
Reclassifications (to)/from nonaccretable difference (a)	48	1	58	133
Other (b)	(11)	(6)	365	(8)
Balance at end of period	$1,802	$2,431	$1,802	$2,431

(a)	Primarily relates to changes in expected credit performance.
(b)	The amount for the six months ended June 30, 2013, primarily represents the reclassification of unamortized decreases in the FDIC asset (which are now presented as a separate component within the covered assets table on page 55), partially offset by the impact of changes in expectations about retaining covered single-family loans beyond the term of the indemnification agreements.

Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.

46	U. S. Bancorp

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

U. S. Bancorp	47

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2013
Balance at beginning of period	$1,012	$798	$926	$895	$854	$4,485	$223	$4,708
Add
Provision for credit losses	49	(38)	69	152	89	321	41	362
Deduct
Loans charged off	63	16	81	191	134	485	21	506
Less recoveries of loans charged off	(25)	(33)	(7)	(18)	(29)	(112)	(2)	(114)

Net loans charged off	38	(17)	74	173	105	373	19	392
Other changes (a)	—	—	—	—	—	—	(66)	(66)

Balance at end of period	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612

2012
Balance at beginning of period	$1,029	$1,037	$927	$1,001	$823	$4,817	$102	$4,919
Add
Provision for credit losses	79	(43)	121	165	122	444	26	470
Deduct
Loans charged off	93	76	114	198	149	630	1	631
Less recoveries of loans charged off	(22)	(23)	(5)	(28)	(32)	(110)	(1)	(111)

Net loans charged off	71	53	109	170	117	520	—	520
Other changes (a)	—	—	—	—	—	—	(5)	(5)

Balance at end of period	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864

(a)	Represents net changes in credit losses to be reimbursed by the FDIC and for the three months ended June 30, 2013, reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2013
Balance at beginning of period	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733
Add
Provision for credit losses	45	(78)	152	344	221	684	81	765
Deduct
Loans charged off	119	59	181	384	290	1,033	22	1,055
Less recoveries of loans charged off	(46)	(57)	(15)	(51)	(59)	(228)	(2)	(230)

Net loans charged off	73	2	166	333	231	805	20	825
Other changes (a)	—	—	—	—	—	—	(61)	(61)

Balance at end of period	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612

2012
Balance at beginning of period	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014
Add
Provision for credit losses	184	(89)	233	343	246	917	34	951
Deduct
Loans charged off	206	159	230	399	316	1,310	2	1,312
Less recoveries of loans charged off	(49)	(35)	(9)	(60)	(67)	(220)	(1)	(221)

Net loans charged off	157	124	221	339	249	1,090	1	1,091
Other changes (a)	—	—	—	—	—	—	(10)	(10)

Balance at end of period	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864

(a)	Represents net changes in credit losses to be reimbursed by the FDIC and for the six months ended June 30, 2013, reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.

48	U. S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at June 30, 2013 Related to
Loans individually evaluated for impairment (a)	$8	$14	$–	$–	$–	$22	$–	$22
TDRs collectively evaluated for impairment	24	23	398	114	101	660	5	665
Other loans collectively evaluated for impairment	991	729	523	760	737	3,740	8	3,748
Loans acquired with deteriorated credit quality	–	11	–	–	–	11	166	177

Total allowance for credit losses	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612

Allowance Balance at December 31, 2012 Related to
Loans individually evaluated for impairment (a)	$10	$30	$–	$–	$–	$40	$–	$40
TDRs collectively evaluated for impairment	28	29	446	153	97	753	1	754
Other loans collectively evaluated for impairment	1,013	791	489	710	751	3,754	17	3,771
Loans acquired with deteriorated credit quality	–	7	–	–	–	7	161	168

Total allowance for credit losses	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2013
Loans individually evaluated for impairment (a)	$155	$413	$–	$–	$–	$568	$37	$605
TDRs collectively evaluated for impairment	186	376	4,317	358	291	5,528	109	5,637
Other loans collectively evaluated for impairment	67,841	37,424	43,431	16,291	46,814	211,801	5,540	217,341
Loans acquired with deteriorated credit quality	3	85	5	–	–	93	4,299	4,392

Total loans	$68,185	$38,298	$47,753	$16,649	$47,105	$217,990	$9,985	$227,975

December 31, 2012
Loans individually evaluated for impairment (a)	$171	$510	$–	$–	$–	$681	$48	$729
TDRs collectively evaluated for impairment	185	391	4,199	442	313	5,530	145	5,675
Other loans collectively evaluated for impairment	65,863	35,952	39,813	16,673	47,399	205,700	5,814	211,514
Loans acquired with deteriorated credit quality	4	100	6	–	–	110	5,301	5,411

Total loans	$66,223	$36,953	$44,018	$17,115	$47,712	$212,021	$11,308	$223,329

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U. S. Bancorp	49

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2013
Commercial	$67,836	$184	$60	$105	$68,185
Commercial real estate	37,775	89	10	424	38,298
Residential mortgages (a)	46,446	371	251	685	47,753
Credit card	16,163	194	183	109	16,649
Other retail	46,564	243	76	222	47,105

Total loans, excluding covered loans	214,784	1,081	580	1,545	217,990
Covered loans	9,097	181	539	168	9,985

Total loans	$223,881	$1,262	$1,119	$1,713	$227,975

December 31, 2012
Commercial	$65,701	$341	$58	$123	$66,223
Commercial real estate	36,241	158	8	546	36,953
Residential mortgages (a)	42,728	348	281	661	44,018
Credit card	16,525	227	217	146	17,115
Other retail	47,109	290	96	217	47,712

Total loans, excluding covered loans	208,304	1,364	660	1,693	212,021
Covered loans	9,900	359	663	386	11,308

Total loans	$218,204	$1,723	$1,323	$2,079	$223,329

(a)	At June 30, 2013, $411 million of loans 30–89 days past due and $3.4 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $441 million and $3.2 billion at December 31, 2012, respectively.

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

50	U. S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2013
Commercial	$66,109	$1,046	$1,030	$2,076	$68,185
Commercial real estate	36,030	562	1,706	2,268	38,298
Residential mortgages (b)	46,674	15	1,064	1,079	47,753
Credit card	16,356	–	293	293	16,649
Other retail	46,696	35	374	409	47,105

Total loans, excluding covered loans	211,865	1,658	4,467	6,125	217,990
Covered loans	9,619	42	324	366	9,985

Total loans	$221,484	$1,700	$4,791	$6,491	$227,975

Total outstanding commitments	$451,299	$2,939	$5,434	$8,373	$459,672

December 31, 2012
Commercial	$63,906	$1,114	$1,203	$2,317	$66,223
Commercial real estate	34,096	621	2,236	2,857	36,953
Residential mortgages (b)	42,897	18	1,103	1,121	44,018
Credit card	16,752	–	363	363	17,115
Other retail	47,294	36	382	418	47,712

Total loans, excluding covered loans	204,945	1,789	5,287	7,076	212,021
Covered loans	10,786	61	461	522	11,308

Total loans	$215,731	$1,850	$5,748	$7,598	$223,329

Total outstanding commitments	$442,047	$3,231	$6,563	$9,794	$451,841

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2013, $3.4 billion of GNMA loans 90 days or more past due and $1.9 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.2 billion and $2.4 billion at December 31, 2012, respectively.

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

U. S. Bancorp	51

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2013
Commercial	$384	$1,030	$41	$24
Commercial real estate	918	1,832	46	10
Residential mortgages	2,769	3,424	374	3
Credit card	358	358	114	–
Other retail	427	461	106	4

Total impaired loans, excluding GNMA and covered loans	4,856	7,105	681	41
Loans purchased from GNMA mortgage pools	1,851	1,851	32	–
Covered loans	534	1.183	25	8

Total	$7,241	$10,139	$738	$49

December 31, 2012
Commercial	$404	$1,200	$40	$39
Commercial real estate	1,077	2,251	70	4
Residential mortgages	2,748	3,341	415	–
Credit card	442	442	153	–
Other retail	443	486	101	3

Total impaired loans, excluding GNMA and covered loans	5,114	7,720	779	46
Loans purchased from GNMA mortgage pools	1,778	1,778	39	–
Covered loans	767	1,584	20	12

Total	$7,659	$11,082	$838	$58

(a)	Substantially all loans classified as impaired at June 30, 2013 and December 31, 2012, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2013		2012
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended June 30
Commercial	$381	$9	$506	$2
Commercial real estate	975	10	1,338	10
Residential mortgages	2,738	33	2,687	30
Credit card	376	5	543	8
Other retail	435	6	244	2

Total impaired loans, excluding GNMA and covered loans	4,905	63	5,318	52
Loans purchased from GNMA mortgage pools	1,880	23	1,320	16
Covered loans	564	8	1,065	11

Total	$7,349	$94	$7,703	$79

Six months ended June 30
Commercial	$386	$19	$538	$5
Commercial real estate	1,015	21	1,431	17
Residential mortgages	2,733	67	2,663	56
Credit card	397	9	546	16
Other retail	439	12	212	4

Total impaired loans, excluding GNMA and covered loans	4,970	128	5,390	98
Loans purchased from GNMA mortgage pools	1,862	46	1,299	31
Covered loans	623	15	1,121	13

Total	$7,455	$189	$7,810	$142

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

52	U. S. Bancorp

The following table provides a summary of loans modified as TDRs, by portfolio class:

	2013			2012
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three months ended June 30
Commercial	596	$54	$47	1,048	$70	$65
Commercial real estate	36	37	35	71	121	113
Residential mortgages	430	62	63	450	74	74
Credit card	5,882	35	36	10,685	57	56
Other retail	807	16	15	809	20	20

Total loans, excluding GNMA and covered loans	7,751	204	196	13,063	342	328
Loans purchased from GNMA mortgage pools	2,879	345	316	2,177	277	311
Covered loans	21	13	12	50	57	51

Total loans	10,651	$562	$524	15,290	$676	$690

Six months ended June 30
Commercial	1,411	$88	$80	2,327	$161	$137
Commercial real estate	99	117	113	182	325	310
Residential mortgages	1,237	172	168	1,071	185	181
Credit card	13,700	83	84	24,903	137	136
Other retail	2,672	65	64	1,797	35	35

Total loans, excluding GNMA and covered loans	19,119	525	509	30,280	843	799
Loans purchased from GNMA mortgage pools	4,135	522	498	3,577	456	498
Covered loans	71	66	53	93	197	188

Total loans	23,325	$1,113	$1,060	33,950	$1,496	$1,485

Residential mortgages, home equity and second mortgages, and loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At June 30, 2013, 189 residential mortgages, 2 home equity and second mortgage loans and 299 loans purchased from GNMA mortgage pools with outstanding balances of $31 million, less than $1 million and $38 million, respectively, were in a trial period and have estimated post-modification balances of $31 million, less than $1 million and $36 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

Credit card and other retail loan modifications are generally part of two distinct restructuring programs. The Company offers workout programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates. The Company also provides modification programs to qualifying customers experiencing a temporary financial hardship in which reductions are made to monthly required minimum payments for up to 12 months. Balances related to these programs are generally frozen; however, accounts may be reopened upon successful exit of the program, in which account privileges may be restored.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2013		2012
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three months ended June 30
Commercial	172	$3	216	$10
Commercial real estate	23	44	29	72
Residential mortgages	187	28	247	22
Credit card	1,638	10	2,390	13
Other retail	369	15	158	1

Total loans, excluding GNMA and covered loans	2,389	100	3,040	118
Loans purchased from GNMA mortgage pools	481	68	262	39
Covered loans	15	9	7	27

Total loans	2,885	$177	3,309	$184

Six months ended June 30
Commercial	340	$5	457	$31
Commercial real estate	42	72	83	164
Residential mortgages	370	59	311	34
Credit card	3,624	21	4,916	28
Other retail	886	43	342	4

Total loans, excluding GNMA and covered loans	5,262	200	6,109	261
Loans purchased from GNMA mortgage pools	4,303	546	483	72
Covered loans	25	12	41	87

Total loans	9,590	$758	6,633	$420

In addition to the defaults in the table above, during the three and six months ended June 30, 2013, the Company had a total of 209 and 306 of residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $25 million and $41 million, respectively, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

54	U. S. Bancorp

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	June 30, 2013				December 31, 2012
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$–	$124	$–	$124	$–	$143	$–	$143
Commercial real estate loans	1,095	1,915	–	3,010	1,323	2,695	–	4,018
Residential mortgage loans	3,204	995	–	4,199	3,978	1,109	–	5,087
Credit card loans	–	5	–	5	–	5	–	5
Other retail loans	–	718	–	718	–	775	–	775
Losses reimbursable by the FDIC (a)	–	–	1,185	1,185	–	–	1,280	1,280
Unamortized changes in FDIC asset (b)	–	–	744	744	–	–	–	–

Covered loans	4,299	3,757	1,929	9,985	5,301	4,727	1,280	11,308
Foreclosed real estate	–	–	187	187	–	–	197	197

Total covered assets	$4,299	$3,757	$2,116	$10,172	$5,301	$4,727	$1,477	$11,505

(a)	Relates to loss sharing agreements with remaining terms up to six years.
(b)	Represents decreases in losses expected to be reimbursed by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements. These amounts were presented within the separate loan categories prior to January 1, 2013.

The Company adopted new indemnification asset accounting guidance effective January 1, 2013 applicable to FDIC loss-sharing agreements. The guidance requires any reduction in expected cash flows from the FDIC resulting from increases in expected cash flows from the covered assets (when there are no previous valuation allowances to reverse) to be amortized over the shorter of the remaining contractual term of the indemnification agreements or the remaining life of the covered assets. Prior to adoption of this guidance, such increases in expected cash flows of purchased loans and decreases in expected cash flows of the FDIC indemnification assets were considered together and recognized over the remaining life of the loans. The adoption of this guidance did not materially affect the Company’s financial statements.

At June 30, 2013, $8 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $82 million at December 31, 2012, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

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

U. S. Bancorp	55

acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments, provide debt financing or support community-based investments that may enable the Company to ensure regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $304 million and $188 million for the three months ended June 30, 2013, and 2012, respectively, and $540 million and $354 million for the six months ended June 30, 2013 and 2012, respectively. The Company amortizes its investments in these entities as the tax credits are realized. Amortization expense is recorded in tax expense for investments meeting certain characteristics, and in other noninterest expense for other investments. Amortization expense recorded in tax expense was $231 million and $104 million, and in other noninterest expense was $127 million and $120 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense recorded in tax expense was $380 million and $193 million, and in other noninterest expense was $259 million and $221 million for the six months ended June 30, 2013 and 2012, respectively.

During the second quarter of 2013, the Company transferred its control over the most significant activities of certain consolidated community development and tax-advantaged investment VIEs to a third party manager. The third party manager also has provided a guarantee to these VIEs related to the occurrence of certain tax credit recapture events and, therefore, has an obligation to absorb certain losses that could potentially be significant to the VIEs. Previously, the Company consolidated these VIEs because it had a controlling financial interest in the entities. After the transfer of control to the third party manager, the Company no longer had a controlling financial interest and deconsolidated the VIEs. The deconsolidation resulted in a decrease in both assets and liabilities, primarily other assets and long-term debt, respectively, of approximately $4.6 billion. The deconsolidation and remeasurement of the Company’s investment in these unconsolidated VIEs to fair value did not materially impact the Company’s Consolidated Statement of Income. The total amount of the Company’s investment in the VIEs was $1.1 billion at June 30, 2013 and is reported in other assets.

At June 30, 2013, approximately $1.7 billion of the Company’s assets and $462 million of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, compared with $7.1 billion and $5.2 billion, respectively, at December 31, 2012. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others with a guarantee.

In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2013, $136 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet are related to the conduit, compared with $144 million at December 31, 2012.

The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2013, $4.9 billion of available-for-sale securities and $4.8 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $5.3 billion of available-for-sale securities and $5.0 billion of short-term borrowings at December 31, 2012.

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

56	U. S. Bancorp

on the Consolidated Balance Sheet. The Company’s investments in unconsolidated VIEs at June 30, 2013 (including those deconsolidated during the second quarter of 2013), ranged from less than $1 million to $44 million, with an aggregate amount of $2.6 billion, net of $1.8 billion of liabilities recorded primarily for unfunded capital commitments of the Company to specific project sponsors. The Company’s investments in unconsolidated VIEs at December 31, 2012, ranged from less than $1 million to $58 million, with an aggregate amount of $1.9 billion, net of liabilities of $1.3 billion recorded primarily for unfunded capital commitments. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was $6.8 billion at June 30, 2013 and $5.2 billion at December 31, 2012. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $2.5 billion at June 30, 2013 and $1.8 billion at December 31, 2012, recorded on the Company’s Consolidated Balance Sheet and $4.2 billion at June 30, 2013 and $3.3 billion at December 31, 2012, of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the Consolidated Balance Sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds become worthless, and the community-based business and housing projects and related tax credits completely fail and do not meet certain government compliance requirements.

Note 5	Mortgage Servicing Rights

The Company serviced $223.9 billion of residential mortgage loans for others at June 30, 2013, and $215.6 billion at December 31, 2012. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs were net gains of $13 million and $32 million for the three months ended June 30, 2013 and 2012, respectively, and net gains of $55 million and $62 million for the six months ended June 30, 2013 and 2012, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $187 million and $174 million for the three months ended June 30, 2013 and 2012, respectively, and $374 million and $345 million for the six months ended June 30, 2013 and 2012, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$1,955	$1,737	$1,700	$1,519
Rights purchased	3	16	5	29
Rights capitalized	233	215	487	476
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	305	(239)	432	(175)
Due to revised assumptions or models (b)	(3)	(18)	(9)	(17)
Other changes in fair value (c)	(116)	(117)	(238)	(238)
Balance at end of period	$2,377	$1,594	$2,377	$1,594

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	June 30, 2013						December 31, 2012
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(429)	$(204)	$(96)	$88	$165	$312	$(370)	$(217)	$(118)	$126	$249	$480
Derivative instrument hedges	436	197	92	(85)	(166)	(323)	473	249	124	(121)	(243)	(486)
Net sensitivity	$7	$(7)	$(4)	$3	$(1)	$(11)	$103	$32	$6	$5	$6	$(6)

The fair value of MSRs and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured mortgages, conventional mortgages and Mortgage Revenue Bond Programs (“MRBP”). The servicing portfolios are predominantly comprised of fixed-rate agency loans with limited adjustable-

U. S. Bancorp	57

rate or jumbo mortgage loans. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance.

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2013				December 31, 2012
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$14,516	$40,552	$168,836	$223,904	$14,143	$39,048	$162,446	$215,637
Fair value	$160	$429	$1,788	$2,377	$154	$314	$1,232	$1,700
Value (bps) (a)	110	106	106	106	109	80	76	79
Weighted-average servicing fees (bps)	40	32	30	31	40	33	30	31
Multiple (value/servicing fees)	2.75	3.31	3.53	3.42	2.73	2.42	2.53	2.55
Weighted-average note rate	4.89%	4.34%	4.26%	4.32%	5.13%	4.57%	4.48%	4.54%
Weighted-average age (in years)	4.1	2.4	2.4	2.5	4.2	2.4	2.5	2.6
Weighted-average expected prepayment (constant prepayment rate)	12.8%	14.2%	12.5%	12.8%	13.2%	21.2%	20.4%	20.1%
Weighted-average expected life (in years)	6.2	5.9	6.3	6.2	6.1	4.2	4.1	4.2
Weighted-average discount rate	12.1%	11.3%	9.9%	10.3%	12.1%	11.4%	10.0%	10.4%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

Note 6	Preferred Stock

At June 30, 2013 and December 31, 2012, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	June 30, 2013				December 31, 2012
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	–	–	–	–	20,000	500	–	500
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	–	–	–	–

Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$167	$4,769

(a)	The par value of all shares issued and outstanding at June 30, 2013 and December 31, 2012, was $1.00 per share.

On May 2, 2013, the Company issued depositary shares representing an ownership interest in 20,000 shares of Series H Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series H Preferred Stock”). The Series H Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 5.15 percent. The Series H Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2018. The Series H Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to July 15, 2018 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series H Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. In conjunction with the issuance of the Series H Preferred Stock, the Company redeemed at par value all shares of its Series D Non-Cumulative Perpetual Preferred Stock on June 3, 2013. The Company included an $8 million loss in its computation of earnings per diluted common share for the second quarter and first six months of 2013, which represents the stock issuance costs recorded in capital surplus upon the issuance of the Series D Non-Cumulative Perpetual Preferred Stock that were reclassified to retained earnings on the redemption date.

For further information on preferred stock, refer to Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

58	U. S. Bancorp

Note 7	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For- Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2013
Balance at beginning of period	$603	$94	$(371)	$(1,221)	$(46)	$(941)
Changes in unrealized gains and losses	(675)	–	53	–	–	(622)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	(23)	(23)
Reclassification to earnings of realized gains and losses	(6)	(17)	41	62	–	80
Applicable income taxes	262	7	(36)	(25)	9	217

Balance at end of period	$185	$84	$(313)	$(1,184)	$(60)	$(1,288)

2012
Balance at beginning of period	$550	$–	$(455)	$(999)	$(40)	$(944)
Changes in unrealized gains and losses	132	–	(40)	–	–	92
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Transfer of securities from available-for-sale to held-to-maturity	(224)	224	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(6)	(6)
Reclassification to earnings of realized gains and losses	19	(7)	52	36	–	100
Applicable income taxes	26	(83)	(4)	(14)	2	(73)

Balance at end of period	$504	$134	$(447)	$(977)	$(44)	$(830)

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For- Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2013
Balance at beginning of period	$679	$107	$(404)	$(1,265)	$(40)	$(923)
Changes in unrealized gains and losses	(795)	–	50	(1)	–	(746)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	7	–	–	–	–	7
Foreign currency translation adjustment	–	–	–	–	(33)	(33)
Reclassification to earnings of realized gains and losses	(11)	(37)	95	124	–	171
Applicable income taxes	305	14	(54)	(42)	13	236

Balance at end of period	$185	$84	$(313)	$(1,184)	$(60)	$(1,288)

2012
Balance at beginning of period	$360	$–	$(489)	$(1,022)	$(49)	$(1,200)
Changes in unrealized gains and losses	438	–	(38)	–	–	400
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Transfer of securities from available-for-sale to held-to-maturity	(224)	224	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	8	8
Reclassification to earnings of realized gains and losses	19	(7)	105	74	–	191
Applicable income taxes	(90)	(83)	(25)	(29)	(3)	(230)

Balance at end of period	$504	$134	$(447)	$(977)	$(44)	$(830)

U. S. Bancorp	59

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income and into earnings for the periods presented, is as follows:

	Impact to Net Income
(Dollars in Millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$9	$21	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(3)	(10)

	6	11	Total before tax
	(2)	(4)	Applicable income taxes

	4	7	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	17	37	Interest income
	(7)	(14)	Applicable income taxes

	10	23	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(41)	(95)	Net interest income
	16	37	Applicable income taxes

	(25)	(58)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(62)	(124)	Employee benefits expense
	24	48	Applicable income taxes

	(38)	(76)	Net-of-tax

Total impact to net income	$(49)	$(104)

Note 8	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2013	2012	2013	2012
Net income attributable to U.S. Bancorp	$1,484	$1,415	$2,912	$2,753
Preferred dividends	(64)	(64)	(128)	(110)
Impact of preferred stock redemption (a)	(8)	–	(8)	–
Earnings allocated to participating stock awards	(7)	(6)	(13)	(13)

Net income applicable to U.S. Bancorp common shareholders	$1,405	$1,345	$2,763	$2,630
Average common shares outstanding	1,843	1,888	1,851	1,895
Net effect of the exercise and assumed purchase of stock awards	10	10	9	9

Average diluted common shares outstanding	1,853	1,898	1,860	1,904
Earnings per common share	$.76	$.71	$1.49	$1.39
Diluted earnings per common share	$.76	$.71	$1.49	$1.38

(a)	Represents stock issuance costs originally recorded in capital surplus upon the issuance of the Company’s Series D Non-Cumulative Perpetual Preferred Stock that were reclassified to retained earnings on the redemption date.

Options and warrants outstanding at June 30, 2013, to purchase 10 million and 11 million common shares for the three months and six months ended June 30, 2013, respectively, and outstanding at June 30, 2012, to purchase 23 million and 32 million common shares for the three months and six months ended June 30, 2012, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures outstanding at June 30, 2012, that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share for both the three months and six months ended June 30, 2012, because they were antidilutive.

60	U. S. Bancorp

Note 9	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$42	$32	$1	$1	$84	$64	$2	$2
Interest cost	43	42	1	2	85	84	2	4
Expected return on plan assets	(44)	(47)	(1)	–	(88)	(95)	(1)	(1)
Prior service cost (credit) and transition obligation (asset) amortization	(2)	(1)	–	–	(3)	(2)	–	–
Actuarial loss (gain) amortization	66	40	(2)	(3)	132	80	(5)	(4)

Net periodic benefit cost	$105	$66	$(1)	$–	$210	$131	$(2)	$1

Note 10	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Federal
Current	$626	$551	$1,116	$955
Deferred	(104)	(92)	(92)	(24)

Federal income tax	522	459	1,024	931
State
Current	19	112	77	162
Deferred	(12)	(7)	(14)	(2)

State income tax	7	105	63	160

Total income tax provision	$529	$564	$1,087	$1,091

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Tax at statutory rate	$690	$680	$1,371	$1,321
State income tax, at statutory rates, net of federal tax benefit	4	68	40	104
Tax effect of
Tax credits, net of related expenses	(112)	(113)	(218)	(202)
Tax-exempt income	(53)	(55)	(107)	(110)
Noncontrolling interests	15	13	29	24
Other items	(15)	(29)	(28)	(46)

Applicable income taxes	$529	$564	$1,087	$1,091

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2013, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2008. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $958 million at June 30, 2013, and $1.3 billion at December 31, 2012.

Note 11	Derivative Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value in other assets or in other liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a hedge of the fair value of a recognized asset or liability (“fair value

U. S. Bancorp	61

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the six months ended June 30, 2013, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts within other comprehensive income (loss) remain. At June 30, 2013, the Company had $313 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $404 million (net-of-tax) at December 31, 2012. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2013 and the next 12 months are losses of $59 million (net-of-tax) and $118 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2013, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the six months ended June 30, 2013. There were no non-derivative debt instruments designated as net investment hedges at June 30, 2013 or December 31, 2012.

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

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis —Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

62	U. S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
June 30, 2013
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$24	2.59	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	18	9.27	4,288	580	2.96
Receive fixed/pay floating swaps	7,000	31	1.35	–	–	–
Net investment hedges
Foreign exchange forward contracts	918	22	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,042	15	.10	5,856	155	.07
Sell	10,633	518	.11	2,322	25	.13
Options
Purchased	2,225	–	.08	–	–	–
Written	1,795	16	.10	1,513	20	.05
Receive fixed/pay floating swaps	–	–	–	3,945	108	10.23
Foreign exchange forward contracts	1,837	15	.03	1,187	3	.03
Equity contracts	28	1	2.38	43	1	1.97
Credit contracts	1,216	3	4.44	2,047	10	2.95

Total	$28,466	$663		$21,201	$902
December 31, 2012
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$30	3.09	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	32	–	9.88	4,528	718	3.79
Receive fixed/pay floating swaps	7,000	45	1.84	–	–	–
Net investment hedges
Foreign exchange forward contracts	758	1	.07	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	11,164	138	.07	2,921	13	.04
Sell	6,299	18	.11	12,223	57	.09
Options
Purchased	2,435	–	.07	–	–	–
Written	4,991	123	.12	4	–	.06
Receive fixed/pay floating swaps	350	1	10.21	3,775	14	10.21
Foreign exchange forward contracts	618	4	.03	1,383	6	.01
Equity contracts	31	–	2.80	27	–	2.46
Credit contracts	1,056	3	4.56	1,947	10	3.11

Total	$35,234	$363		$26,808	$818

U. S. Bancorp	63

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
June 30, 2013
Interest rate contracts
Receive fixed/pay floating swaps	$12,603	$753	5.07	$5,175	$93	5.28
Pay fixed/receive floating swaps	5,463	100	5.27	12,404	711	5.09
Options
Purchased	3,548	27	4.62	–	–	–
Written	28	–	3.92	3,475	27	4.68
Foreign exchange rate contracts
Forwards, spots and swaps	10,397	526	.57	9,582	494	.57
Options
Purchased	245	4	.49	–	–	–
Written	–	–	–	245	4	.49

Total	$32,284	$1,410		$30,881	$1,329
December 31, 2012
Interest rate contracts
Receive fixed/pay floating swaps	$16,671	$1,085	4.78	$1,090	$15	9.30
Pay fixed/receive floating swaps	928	14	11.12	16,923	1,042	4.74
Options
Purchased	3,046	16	5.24	28	–	4.42
Written	286	–	.75	2,788	16	5.68
Foreign exchange rate contracts
Forwards, spots and swaps	12,186	322	.43	11,861	286	.44
Options
Purchased	323	6	.55	–	–	–
Written	–	–	–	323	6	.55

Total	$33,440	$1,443		$33,013	$1,365

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$33	$(24)	$(25)	$(32)	$33	$(23)	$(58)	$(65)
Net investment hedges
Foreign exchange forward contracts	(17)	–	–	–	6	(6)	–	–
Non-derivative debt instruments	–	37	–	–	–	37	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and six months ended June 30, 2013 and 2012.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

64	U. S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)		2013	2012	2013	2012
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(5)	$3	$(7)	$3
Foreign exchange cross-currency swaps	Other noninterest income	–	–	–	42
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	300	(58)	536	111
Purchased and written options	Mortgage banking revenue	17	245	146	399
Receive fixed/pay floating swaps	Mortgage banking revenue	(219)	195	(259)	138
Foreign exchange forward contracts	Commercial products revenue	26	(30)	34	(37)
Equity contracts	Compensation expense	1	–	1	(1)
Credit contracts	Other noninterest income/expense	–	–	(1)	(6)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(205)	146	(301)	6
Pay fixed/receive floating swaps	Other noninterest income	212	(143)	308	(4)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	14	12	21	23

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $5 million and zero for the three months ended June 30, 2013, respectively, and $(3) million and less than $1 million for the three months ended June 30, 2012, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $7 million and zero for the six months ended June 30, 2013, respectively, and $(3) million and $(44) million for the six months ended June 30, 2012, respectively. The ineffective portion was immaterial for the three and six months ended June 30, 2013 and 2012.

Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk using a credit valuation adjustment and includes it within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into master netting arrangements and, where possible, by requiring collateral arrangements. A master netting arrangement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral, through a single payment and in a single currency. Collateral arrangements require the counterparty to deliver, on a daily basis, collateral (typically cash or U.S. Treasury and agency securities) equal to the Company’s net derivative receivable. For highly-rated counterparties, the collateral arrangements may include minimum dollar thresholds, but allow for the Company to call for immediate, full collateral coverage when credit-rating thresholds are triggered by counterparties.

The Company’s collateral arrangements are bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2013, was $1.1 billion. At June 30, 2013, the Company had $777 million of cash posted as collateral against this net liability position.

Note 12	Netting Arrangements for Certain Financial Instruments

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, due to legislative changes effective during the first six months of 2013, certain interest rate swaps and credit contracts need to be centrally cleared through clearinghouses. In addition, a small portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be

U. S. Bancorp	65

allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. Securities used as collateral can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 11 for further discussion of the Company’s derivatives, including collateral arrangements.

As part of the Company’s treasury and broker-dealer operations, the Company executes transactions that are treated as securities sold under agreements to repurchase or securities purchased under agreements to resell, both of which are accounted for as collateralized financings. Securities sold under agreements to repurchase include repurchase agreements and securities loaned transactions. Securities purchased under agreements to resell include reverse repurchase agreements and securities borrowed transactions. For securities sold under agreements to repurchase, the Company records a liability for the cash received, which is included in short-term borrowings on the Consolidated Balance Sheet. For securities purchased under agreements to resell, the Company records a receivable for the cash paid, which is included in other assets on the Consolidated Balance Sheet.

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. Under all transactions, the fair values of the securities are determined daily, and additional cash is obtained or refunded to counterparties where appropriate. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury securities or agency mortgage-backed securities. The securities loaned or borrowed are typically high-grade corporate bonds traded by the Company’s broker-dealer. The securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party.

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

The Company has elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of the majority of its derivative counterparties, excluding centrally cleared derivative contracts due to current uncertainty about the legal enforceability of netting arrangements with the clearinghouses. The netting occurs at the counterparty level, and includes all assets and liabilities related to the derivative contracts, including those associated with cash collateral received or pledged. The Company has not elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of repurchase/reverse repurchase and securities loaned/borrowed transactions.

66	U. S. Bancorp

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
June 30, 2013
Derivative assets (d)	$2,035	$(612)	$1,423	$(170)	$–	$1,253
Reverse repurchase agreements	104	–	104	(48)	(55)	1
Securities borrowed	596	–	596	(18)	(562)	16

Total	$2,735	$(612)	$2,123	$(236)	$(617)	$1,270

December 31, 2012
Derivative assets (d)	$1,546	$(418)	$1,128	$(148)	$–	$980
Reverse repurchase agreements	363	–	363	(44)	(319)	–
Securities borrowed	368	–	368	–	(356)	12

Total	$2,277	$(418)	$1,859	$(192)	$(675)	$992

(a)	Includes $96 million and $79 million of cash collateral related payables that were netted against derivative assets at June 30, 2013 and December 31, 2012, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $38 million and $260 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at June 30, 2013 and December 31, 2012, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
June 30, 2013
Derivative liabilities (d)	$1,956	$(1,293)	$663	$(170)	$–	$493
Repurchase agreements	2,072	–	2,072	(48)	(2,024)	–
Securities loaned	24	–	24	(18)	(6)	–

Total	$4,052	$(1,293)	$2,759	$(236)	$(2,030)	$493

December 31, 2012
Derivative liabilities (d)	$2,178	$(1,549)	$629	$(148)	$–	$481
Repurchase agreements	3,389	–	3,389	(44)	(3,345)	–
Securities loaned	–	–	–	–	–	–

Total	$5,567	$(1,549)	$4,018	$(192)	$(3,345)	$481

(a)	Includes $777 million and $1.2 billion of cash collateral related receivables that were netted against derivative liabilities at June 30, 2013 and December 31, 2012, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $275 million and $5 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at June 30, 2013 and December 31, 2012, respectively.

Note 13	Fair Values of Assets and Liabilities

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

U. S. Bancorp	67

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 –Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•

Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.

•

Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs, certain debt securities and certain derivative contracts.

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the six months ended June 30, 2013 and 2012, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2013 and 2012, there were no significant changes to the valuation techniques used by the Company to measure fair value.

Cash and Due From Banks The carrying value of cash and due from banks approximate fair value and are classified within Level 1. Fair value is provided for disclosure purposes only.

68	U. S. Bancorp

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $146 million net loss and a $241 million net gain for the three months ended June 30, 2013 and 2012, respectively, and a $321 million net loss and a $260 million net gain for the six months ended June 30, 2013 and 2012, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U. S. Bancorp	69

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information and industry surveys when available, and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal market activity for MSRs, and, therefore the determination of fair value requires significant management judgment. Refer to Note 5 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting arrangements, as well as collateral received or provided under collateral arrangements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market, and therefore the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy. The credit valuation adjustments for nonperformance risk are determined by the Company’s treasury department using credit assumptions provided by credit administration. The credit assumptions are compared to actual results quarterly and are recalibrated as appropriate.

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

70	U. S. Bancorp

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

U. S. Bancorp	71

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at June 30, 2013:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	20%	13%
Lifetime probability of default rates	–	6	3
Lifetime loss severity rates	25	75	43
Discount margin	2	5	4
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	2%	10%	6%
Lifetime probability of default rates	4	10	7
Lifetime loss severity rates	15	70	54
Discount margin	1	5	3
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	4	4	4
Lifetime loss severity rates	40	40	40
Discount margin	12	12	12

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2013:

	Minimum	Maximum	Average
Expected prepayment	10%	24%	13%
Discount rate	10	14	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at June 30, 2013:

	Minimum	Maximum	Average
Expected loan close rate	42%	100%	83%
Inherent MSR value (basis points per loan)	44	221	120

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2013, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 100 percent and 6 percent, respectively.

72	U. S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2013
Available-for-sale securities
U.S. Treasury and agencies	$469	$1,082	$–	$–	$1,551
Mortgage-backed securities
Residential
Agency	–	29,956	–	–	29,956
Non-agency
Prime (a)	–	–	547	–	547
Non-prime (b)	–	–	319	–	319
Commercial
Agency	–	177	–	–	177
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	25	–	–	25
Other	–	572	40	–	612
Obligations of state and political subdivisions	–	5,945	–	–	5,945
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	698	9	–	707
Perpetual preferred securities	–	219	–	–	219
Other investments	227	16	–	–	243

Total available-for-sale	696	38,696	915	–	40,307
Mortgage loans held for sale	–	4,753	–	–	4,753
Mortgage servicing rights	–	–	2,377	–	2,377
Derivative assets	–	1,444	629	(612)	1,461
Other assets	107	780	–	–	887

Total	$803	$45,673	$3,921	$(612)	$49,785

Derivative liabilities	$–	$2,025	$206	$(1,293)	$938
Short-term borrowings (c)	135	562	–	–	697

Total	$135	$2,587	$206	$(1,293)	$1,635

December 31, 2012
Available-for-sale securities
U.S. Treasury and agencies	$491	$735	$–	$–	$1,226
Mortgage-backed securities
Residential
Agency	–	29,495	–	–	29,495
Non-agency
Prime (a)	–	–	624	–	624
Non-prime (b)	–	–	355	–	355
Commercial
Agency	–	193	–	–	193
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	42	–	–	42
Other	–	577	15	–	592
Obligations of state and political subdivisions	–	6,455	–	–	6,455
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	722	9	–	731
Perpetual preferred securities	–	218	–	–	218
Other investments	187	15	–	–	202

Total available-for-sale	678	38,458	1,003	–	40,139
Mortgage loans held for sale	–	7,957	–	–	7,957
Mortgage servicing rights	–	–	1,700	–	1,700
Derivative assets	–	572	1,234	(418)	1,388
Other assets	94	386	–	–	480

Total	$772	$47,373	$3,937	$(418)	$51,664

Derivative liabilities	$–	$2,128	$55	$(1,549)	$634
Short-term borrowings (c)	50	351	–	–	401

Total	$50	$2,479	$55	$(1,549)	$1,035

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U. S. Bancorp	73

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Compre hensive Income (Loss)		Purch ases	Sales	Principal Payments	Issua nces		Settle ments	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets Still Held at End of Period
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$599	$(2)		$(3)		$–	$–	$(47)	$–		$–	$547	$(3)
Non-prime (b)	350	(1)		3		–	(20)	(13)	–		–	319	5
Asset-backed securities
Other	40	–		1		–	–	(1)	–		–	40	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	998	(3	)(c)	1	(f)	–	(20)	(61)	–		–	915	3
Mortgage servicing rights	1,955	186	(d)	–		3	–	–	233	(g)	–	2,377	186	(d)
Net derivative assets and liabilities	986	(363	)(e)	–		–	(1)	–	–		(199)	423	(289	)(h)
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$733	$(1)		$21		$–	$–	$(40)	$–		$–	$713	$20
Non-prime (b)	806	(7)		28		–	–	(31)	–		–	796	28
Commercial non-agency	40	1		(2)		–	–	(2)	–		–	37	(1)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	119	5		–		–	(7)	(15)	–		–	102	–
Other	112	3		3		–	–	(6)	–		–	112	3
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,819	1	(i)	50	(f)	–	(7)	(94)	–		–	1,769	50
Mortgage servicing rights	1,737	(374	)(d)	–		16	–	–	215	(g)	–	1,594	(374	)(d)
Net derivative assets and liabilities	1,089	876	(j)	–		–	(2)	–	–		(603)	1,360	(389	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $(207) million included in other noninterest income and $(156) million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(185) million included in other noninterest income and $(104) million included in mortgage banking revenue.
(i)	Approximately $(13) million included in securities gains (losses) and $14 million included in interest income.
(j)	Approximately $242 million included in other noninterest income and $634 million included in mortgage banking revenue.
(k)	Approximately $102 million included in other noninterest income and $(491) million included in mortgage banking revenue.

74	U. S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Compre hensive Income (Loss)		Purc hases	Sales	Principal Payments	Issua nces		Settle ments	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets Still Held at End of Period
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$624	$(4)		$8		$–	$–	$(81)	$–		$–	$547	$8
Non-prime (b)	355	(8)		17		–	(20)	(25)	–		–	319	18
Asset-backed securities
Other	15	1		1		25	–	(2)	–		–	40	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,003	(11	)(c)	26	(f)	25	(20)	(108)	–		–	915	27
Mortgage servicing rights	1,700	185	(d)	–		5	–	–	487	(g)	–	2,377	185	(d)
Net derivative assets and liabilities	1,179	(216	)(e)	–		1	(2)	–	–		(539)	423	(627	)(h)
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$803	$(1)		$37		$–	$(48)	$(78)	$–		$–	$713	$33
Non-prime (b)	802	(10)		65		–	–	(61)	–		–	796	65
Commercial non-agency	42	1		(2)		–	–	(4)	–		–	37	(2)
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	120	10		(1)		–	(7)	(20)	–		–	102	1
Other	117	6		4		–	–	(15)	–		–	112	4
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,893	6	(i)	103	(f)	–	(55)	(178)	–		–	1,769	101
Mortgage servicing rights	1,519	(430	)(d)	–		29	–	–	476	(g)	–	1,594	(430	)(d)
Net derivative assets and liabilities	1,228	1,207	(j)	–		–	(2)	–	–		(1,073)	1,360	(850	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(10) million included in securities gains (losses) and $(1) million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $(210) million included in other noninterest income and $(6) million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(273) million included in other noninterest income and $(354) million included in mortgage banking revenue.
(i)	Approximately $(22) million included in securities gains (losses) and $28 million included in interest income.
(j)	Approximately $220 million included in other noninterest income and $987 million included in mortgage banking revenue.
(k)	Approximately $(1) million included in other noninterest income and $(849) million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2013				December 31, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$76	$76	$–	$–	$140	$140
Other assets (b)	–	–	129	129	–	–	194	194

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

U. S. Bancorp	75

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Loans (a)	$12	$21	$33	$39
Other assets (b)	20	40	59	87

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2013			December 31, 2012
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$4,753	$4,776	$(23)	$7,957	$7,588	$369
Nonaccrual loans	9	14	(5)	8	13	(5)
Loans 90 days or more past due	3	4	(1)	2	3	(1)

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of June 30, 2013 and December 31, 2012, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2013					December 31, 2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$6,618	$6,618	$–	$–	$6,618	$8,252	$8,252	$–	$–	$8,252
Federal funds sold and securities purchased under resale agreements	183	–	183	–	183	437	–	437	–	437
Investment securities held-to-maturity	34,668	3,174	31,228	112	34,514	34,389	2,984	31,845	123	34,952
Loans held for sale (a)	13	–	–	13	13	19	–	–	19	19
Loans (b)	223,587	–	–	224,714	224,714	218,765	–	–	220,354	220,354
Other financial instruments	2,045	–	1,184	880	2,064	7,367	–	1,228	6,157	7,385
Financial Liabilities
Deposits	251,568	–	251,681	–	251,681	249,183	–	249,594	–	249,594
Short-term borrowings (c)	25,482	–	25,438	–	25,438	25,901	–	25,917	–	25,917
Long-term debt	19,724	–	20,215	–	20,215	25,516	–	26,205	–	26,205

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $397 million and $415 million at June 30, 2013 and December 31, 2012, respectively. The carrying value of other guarantees was $393 million and $452 million at June 30, 2013 and December 31, 2012, respectively.

76	U. S. Bancorp

Note 14	Guarantees and Contingent Liabilities

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has not yet been finally approved by the court, is not yet binding, and has been challenged by some class members. At June 30, 2013, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $65 million and included the Company’s estimate of its share of the temporary reduction in interchange rates specified in the settlement agreement. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby become marketable, upon settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 13.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2013:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$71	$17,781
Third-party borrowing arrangements	–	–	22
Securities lending indemnifications	4,811	–	4,654
Asset sales	–	281	3,163	(a)
Merchant processing	912	81	85,940
Contingent consideration arrangements	–	12	14
Tender option bond program guarantee	4,876	–	4,755
Minimum revenue guarantees	–	13	14
Other	–	6	527

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts

U. S. Bancorp	77

contain various provisions to protect the Company in the event of default. At June 30, 2013, the value of airline tickets purchased to be delivered at a future date was $7.8 billion. The Company held collateral of $759 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2013, the Company had reserved $190 million for potential losses from representation and warranty obligations, compared with $240 million at December 31, 2012. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and assumptions about defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$233	$202	$240	$160
Net realized losses	(16)	(31)	(39)	(56)
Change in reserve	(27)	45	(11)	112

Balance at end of period	$190	$216	$190	$216

As of June 30, 2013 and December 31, 2012, the Company had $64 million and $131 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

Litigation and Regulatory Matters The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing legal and regulatory matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results from operations, potentially materially.

Certain federal and state governmental authorities reached settlement agreements in 2012 with five major financial institutions regarding their mortgage origination, servicing, and foreclosure activities. Those governmental authorities have had settlement discussions with other financial institutions, including the Company. The Company has not agreed to any settlement; however, if a settlement were reached it would likely include an agreement to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place).

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

Due to their complex nature, it can be years before litigation and regulatory matters are resolved. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, the Company believes the upper end of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, is approximately $200 million. This estimate is subject to significant

78	U. S. Bancorp

judgment and uncertainties and the matters underlying the estimate will change from time to time. Actual results may vary significantly from the current estimates.

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 21 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 15	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2013 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U. S. Bancorp	79

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2013			2012
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$74,438	$427	2.29%	$73,181	$507	2.77%	1.7%
Loans held for sale	6,292	54	3.39	7,352	67	3.68	(14.4)
Loans (b)
Commercial	66,762	544	3.27	60,020	542	3.63	11.2
Commercial real estate	37,884	395	4.18	36,549	410	4.51	3.7
Residential mortgages	46,873	480	4.10	39,166	451	4.62	19.7
Credit card	16,416	412	10.05	16,696	415	9.98	(1.7)
Other retail	46,866	572	4.90	47,900	620	5.20	(2.2)

Total loans, excluding covered loans	214,801	2,403	4.48	200,331	2,438	4.89	7.2
Covered loans	10,385	171	6.62	13,738	212	6.20	(24.4)

Total loans	225,186	2,574	4.58	214,069	2,650	4.97	5.2
Other earning assets	6,011	40	2.68	9,152	61	2.66	(34.3)

Total earning assets	311,927	3,095	3.98	303,754	3,285	4.34	2.7
Allowance for loan losses	(4,420)			(4,680)			5.6
Unrealized gain (loss) on investment securities	962			993			(3.1)
Other assets	41,120			40,362			1.9

Total assets	$349,589			$340,429			2.7

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$66,866			$64,531			3.6%
Interest-bearing deposits
Interest checking	48,403	9	.07	45,928	15	.13	5.4
Money market savings	55,368	18	.13	44,456	13	.12	24.5
Savings accounts	31,929	12	.16	29,556	17	.24	8.0
Time certificates of deposit less than $100,000	13,152	49	1.50	14,768	64	1.73	(10.9)
Time deposits greater than $100,000	31,667	56	.71	32,062	68	.86	(1.2)

Total interest-bearing deposits	180,519	144	.32	166,770	177	.43	8.2
Short-term borrowings	27,557	88	1.29	29,935	129	1.73	(7.9)
Long-term debt	21,343	191	3.58	29,524	266	3.62	(27.7)

Total interest-bearing liabilities	229,419	423	.74	226,229	572	1.02	1.4
Other liabilities	12,029			11,317			6.3
Shareholders’ equity
Preferred equity	4,936			4,544			8.6
Common equity	34,968			32,722			6.9

Total U.S. Bancorp shareholders’ equity	39,904			37,266			7.1
Noncontrolling interests	1,371			1,086			26.2

Total equity	41,275			38,352			7.6

Total liabilities and equity	$349,589			$340,429			2.7

Net interest income		$2,672			$2,713

Gross interest margin			3.24%			3.32%

Gross interest margin without taxable-equivalent increments			3.17%			3.25%

Percent of Earning Assets
Interest income			3.98%			4.34%
Interest expense			.55			.76

Net interest margin			3.43%			3.58%

Net interest margin without taxable-equivalent increments			3.36%			3.51%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

80	U. S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2013			2012
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$73,955	$872	2.36%	$72,329	$1,012	2.80%	2.2%
Loans held for sale	7,521	126	3.34	7,115	132	3.72	5.7
Loans (b)
Commercial	66,034	1,083	3.30	58,576	1,074	3.68	12.7
Commercial real estate	37,553	788	4.23	36,267	815	4.52	3.5
Residential mortgages	45,996	957	4.17	38,498	893	4.65	19.5
Credit card	16,472	827	10.12	16,737	842	10.11	(1.6)
Other retail	47,055	1,154	4.94	47,915	1,252	5.25	(1.8)

Total loans, excluding covered loans	213,110	4,809	4.54	197,993	4,876	4.95	7.6
Covered loans	10,701	349	6.55	14,122	432	6.14	(24.2)

Total loans	223,811	5,158	4.64	212,115	5,308	5.03	5.5
Other earning assets	7,667	107	2.82	10,340	122	2.37	(25.9)

Total earning assets	312,954	6,263	4.02	301,899	6,574	4.37	3.7
Allowance for loan losses	(4,444)			(4,724)			5.9
Unrealized gain (loss) on investment securities	1,072			907			18.2
Other assets	40,901			40,276			1.6

Total assets	$350,483			$338,358			3.6

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$66,634			$64,057			4.0%
Interest-bearing deposits
Interest checking	48,404	19	.08	46,693	29	.13	3.7
Money market savings	54,238	35	.13	45,191	26	.12	20.0
Savings accounts	31,670	26	.17	29,201	36	.25	8.5
Time certificates of deposit less than $100,000	13,380	103	1.56	14,862	131	1.77	(10.0)
Time deposits greater than $100,000	31,882	116	.73	29,788	136	.92	7.0

Total interest-bearing deposits	179,574	299	.34	165,735	358	.43	8.4
Short-term borrowings	27,859	174	1.26	29,498	253	1.72	(5.6)
Long-term debt	23,362	409	3.52	30,538	560	3.68	(23.5)

Total interest-bearing liabilities	230,795	882	.77	225,771	1,171	1.04	2.2
Other liabilities	12,181			11,144			9.3
Shareholders’ equity
Preferred equity	4,853			3,988			21.7
Common equity	34,690			32,353			7.2

Total U.S. Bancorp shareholders’ equity	39,543			36,341			8.8
Noncontrolling interests	1,330			1,045			27.3

Total equity	40,873			37,386			9.3

Total liabilities and equity	$350,483			$338,358			3.6

Net interest income		$5,381			$5,403

Gross interest margin			3.25%			3.33%

Gross interest margin without taxable-equivalent increments			3.18%			3.26%

Percent of Earning Assets
Interest income			4.02%			4.37%
Interest expense			.56			.78

Net interest margin			3.46%			3.59%

Net interest margin without taxable-equivalent increments			3.39%			3.52%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U. S. Bancorp	81

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2013.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

82	U. S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
DATE: August 7, 2013		(Principal Accounting Officer and Duly Authorized Officer)

U. S. Bancorp	83

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Earnings
1. Net income attributable to U.S. Bancorp	$1,484	$2,912
2. Applicable income taxes, including expense related to unrecognized tax positions	529	1,087

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$2,013	$3,999

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$278	$581
b. Portion of rents representative of interest and amortization of debt expense	27	54

c. Fixed charges excluding interest on deposits (4a + 4b)	$305	$635
d. Interest on deposits	144	299

e. Fixed charges including interest on deposits (4c + 4d)	$449	$934

5. Amortization of interest capitalized	$–	$–
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,318	4,634
7. Earnings including interest on deposits (3 + 4e + 5)	2,462	4,933
8. Fixed charges excluding interest on deposits (4c)	305	635
9. Fixed charges including interest on deposits (4e)	449	934
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	7.60	7.30
11. Including interest on deposits (line 7/line 9)	5.48	5.28

*	Excludes interest expense related to unrecognized tax positions

84	U. S. Bancorp

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: August 7, 2013

U. S. Bancorp	85

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: August 7, 2013

86	U. S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: August 7, 2013

U. S. Bancorp	87

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