Form 10-Q
period 2013-09-30
US BANCORP \DE\
filed 2013-11-01
CIK 36104

  3

Form 10-Q/September 30, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2013 1,826,304,944 shares

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

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,714	$2,783	(2.5)%	$8,095	$8,186	(1.1)%
Noninterest income	2,180	2,395	(9.0)	6,610	7,008	(5.7)
Securities gains (losses), net	(3)	1	*	8	(18)	*
Total net revenue	4,891	5,179	(5.6)	14,713	15,176	(3.1)
Noninterest expense	2,565	2,609	(1.7)	7,592	7,770	(2.3)
Provision for credit losses	298	488	(38.9)	1,063	1,439	(26.1)
Income before taxes	2,028	2,082	(2.6)	6,058	5,967	1.5
Taxable-equivalent adjustment	56	57	(1.8)	168	168	–
Applicable income taxes	542	593	(8.6)	1,629	1,684	(3.3)
Net income	1,430	1,432	(.1)	4,261	4,115	3.5
Net (income) loss attributable to noncontrolling interests	38	42	(9.5)	119	112	6.3
Net income attributable to U.S. Bancorp	$1,468	$1,474	(.4)	$4,380	$4,227	3.6
Net income applicable to U.S. Bancorp common shareholders	$1,400	$1,404	(.3)	$4,163	$4,034	3.2
Per Common Share
Earnings per share	$.76	$.74	2.7%	$2.26	$2.13	6.1%
Diluted earnings per share	.76	.74	2.7	2.25	2.12	6.1
Dividends declared per share	.230	.195	17.9	.655	.585	12.0
Book value per share	19.31	18.03	7.1
Market value per share	36.58	34.30	6.6
Average common shares outstanding	1,832	1,886	(2.9)	1,844	1,892	(2.5)
Average diluted common shares outstanding	1,843	1,897	(2.8)	1,854	1,901	(2.5)
Financial Ratios
Return on average assets	1.65%	1.70%		1.67%	1.66%
Return on average common equity	15.8	16.5		16.0	16.4
Net interest margin (taxable-equivalent basis) (a)	3.43	3.59		3.45	3.59
Efficiency ratio (b)	52.4	50.4		51.6	51.1
Net charge-offs as a percent of average loans outstanding	.57	.99		.68	1.02
Average Balances
Loans	$229,362	$216,928	5.7%	$225,682	$213,731	5.6%
Loans held for sale	4,965	8,432	(41.1)	6,659	7,557	(11.9)
Investment securities (c)	74,988	72,454	3.5	74,303	72,371	2.7
Earning assets	315,060	308,959	2.0	313,663	304,269	3.1
Assets	352,161	345,653	1.9	351,048	340,807	3.0
Noninterest-bearing deposits	68,264	68,127	.2	67,183	65,423	2.7
Deposits	252,368	239,281	5.5	248,284	232,978	6.6
Short-term borrowings	27,495	27,843	(1.2)	27,736	28,942	(4.2)
Long-term debt	19,226	27,112	(29.1)	21,968	29,388	(25.2)
Total U.S. Bancorp shareholders’ equity	39,936	38,619	3.4	39,675	37,105	6.9

	September 30, 2013	December 31, 2012
Period End Balances
Loans	$231,379	$223,329	3.6%
Investment securities	76,211	74,528	2.3
Assets	360,681	353,855	1.9
Deposits	261,716	249,183	5.0
Long-term debt	18,750	25,516	(26.5)
Total U.S. Bancorp shareholders’ equity	40,132	38,998	2.9
Asset Quality
Nonperforming assets	$2,212	$2,671	(17.2)
Allowance for credit losses	4,578	4,733	(3.3)
Allowance for credit losses as a percentage of period-end loans	1.98%	2.12%
Capital Ratios
Tier 1 capital	11.2%	10.8%
Total risk-based capital	13.3	13.1
Leverage	9.6	9.2
Tangible common equity to tangible assets (d)	7.4	7.2
Tangible common equity to risk-weighted assets using Basel I definition (d)	8.9	8.6
Tier 1 common equity to risk-weighted assets using Basel I definition (d)	9.3	9.0
Common equity tier 1 to risk-weighted assets estimated using the Basel III capital regulations released by the Federal Reserve Board in July 2013 (d)	8.6	–
Common equity tier 1 to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)	–	8.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 33.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the third quarter of 2013, or $.76 per diluted common share, compared with $1.5 billion, or $.74 per diluted common share for the third quarter of 2012. Return on average assets and return on average common equity were 1.65 percent and 15.8 percent, respectively, for the third quarter of 2013, compared with 1.70 percent and 16.5 percent, respectively, for the third quarter of 2012. The provision for credit losses was $30 million lower than net charge-offs for the third quarter of 2013, compared with $50 million lower than net charge-offs for the third quarter of 2012.

Total net revenue, on a taxable-equivalent basis, for the third quarter of 2013 was $288 million (5.6 percent) lower than the third quarter of 2012, reflecting a 2.5 percent decrease in net interest income and a 9.1 percent decrease in noninterest income. The decrease in net interest income from a year ago was the result of an increase in average earning assets, offset by a decrease in the net interest margin. Noninterest income decreased from a year ago, primarily due to lower mortgage banking revenue.

Noninterest expense in the third quarter of 2013 was $44 million (1.7 percent) lower than the third quarter of 2012, primarily due to a reduction in mortgage servicing review-related professional services expense and lower compensation expense, partially offset by higher employee benefits expense.

The provision for credit losses for the third quarter of 2013 of $298 million was $190 million (38.9 percent) lower than the third quarter of 2012. Net charge-offs in the third quarter of 2013 were $328 million, compared with $538 million in the third quarter of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first nine months of 2013 was $4.4 billion, or $2.25 per diluted common share, compared with $4.2 billion, or $2.12 per diluted common share for the first nine months of 2012. Return on average assets and return on average common equity were 1.67 percent and 16.0 percent, respectively, for the first nine months of 2013, compared with 1.66 percent and 16.4 percent, respectively, for the first nine months of 2012. The provision for credit losses was $90 million lower than net charge-offs for the first nine months of 2013, compared with $190 million lower than net charge-offs for the first nine months of 2012.

Total net revenue, on a taxable-equivalent basis, for the first nine months of 2013 was $463 million (3.1 percent) lower than the first nine months of 2012, reflecting a 1.1 percent decrease in net interest income and a 5.3 percent decrease in noninterest income. The decrease in net interest income from the prior year was the result of an increase in average earning assets, offset by a decrease in the net interest margin. Noninterest income decreased from the prior year, primarily due to lower mortgage banking revenue and other revenue, partially offset by increases in trust and investment management fees, payments-related revenue and investment products fees, and a favorable change in net securities gains (losses).

Noninterest expense for the first nine months of 2013 was $178 million (2.3 percent) lower than the first nine months of 2012, reflecting lower professional services expense, the impact of a 2012 accrual for the Company’s portion of an indemnification obligation associated with Visa Inc. litigation matters (“Visa accrual”) and decreases in insurance-related costs and other expenses, partially offset by higher employee benefits expense.

The provision for credit losses of $1.1 billion for the first nine months of 2013 was $376 million (26.1 percent) lower than the first nine months of 2012. Net charge-offs in the first nine months of 2013 were $1.2 billion, compared with $1.6 billion in the first nine months of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U. S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the third quarter and $8.1 billion in the first nine months of 2013, representing decreases of $69 million (2.5 percent) and $91 million (1.1 percent), respectively, compared with the same periods of 2012. The decreases were the result of lower net interest margin, partially offset by higher average earning assets. The net interest margin in the third quarter and first nine months of 2013 was 3.43 percent and 3.45 percent, respectively, compared with 3.59 percent in both the third quarter and first nine months of 2012. The decreases in the net interest margin primarily reflected lower rates on investment securities and loans, partially offset by lower rates on deposits and a reduction in higher cost long-term debt. Average earning assets increased $6.1 billion (2.0 percent) in the third quarter and $9.4 billion (3.1 percent) in the first nine months of 2013, compared with the same periods of 2012, driven by increases in loans and investment securities, partially offset by decreases in loans held for sale and in other earning assets, primarily due to the deconsolidation of certain consolidated variable interest entities (“VIEs”) in the second quarter of 2013. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans for the third quarter and first nine months of 2013 were $12.4 billion (5.7 percent) and $12.0 billion (5.6 percent) higher, respectively, than the same periods of 2012, driven by growth in residential mortgages, commercial loans and commercial real estate loans. These increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by declines in other retail loans and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the

FDIC (“covered” loans) decreased $2.9 billion (22.7 percent) in the third quarter and $3.2 billion (23.8 percent) in the first nine months of 2013, compared with the same periods of 2012, respectively.

Average investment securities in the third quarter and first nine months of 2013 were $2.5 billion (3.5 percent) and $1.9 billion (2.7 percent) higher, respectively, than the same periods of 2012, primarily due to purchases of U.S. government agency-backed securities, net of prepayments and maturities.

Average total deposits for the third quarter and first nine months of 2013 were $13.1 billion (5.5 percent) and $15.3 billion (6.6 percent) higher, respectively, than the same periods of 2012. Average noninterest-bearing deposits for the third quarter of 2013 were relatively stable with an increase of $137 million (.2 percent) over the third quarter of 2012. Average noninterest-bearing deposits for the first nine months of 2013 were $1.8 billion (2.7 percent) higher than the same period of 2012, driven by growth in Consumer and Small Business Banking balances. Average total savings deposits for the third quarter and first nine months of 2013 were $15.8 billion (13.1 percent) and $14.1 billion (11.7 percent) higher, respectively, than the same periods of 2012, the result of growth in Consumer and Small Business Banking, Wholesale and Commercial Real Estate, and corporate trust balances. Average time certificates of deposit less than $100,000 for the third quarter and first nine months of 2013 were $1.9 billion (13.0 percent) and $1.6 billion (11.0 percent) lower, respectively, than the same periods of 2012, due to maturities. Average time deposits greater than $100,000 were $1.0 billion (2.8 percent) lower in the third quarter and $1.1 billion (3.3 percent) higher in the first nine months of 2013, compared with the same periods of 2012, respectively. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing.

4	U. S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Credit and debit card revenue	$244	$213	14.6%	$702	$650	8.0%
Corporate payment products revenue	192	201	(4.5)	540	566	(4.6)
Merchant processing services	371	345	7.5	1,091	1,041	4.8
ATM processing services	83	87	(4.6)	248	263	(5.7)
Trust and investment management fees	280	265	5.7	842	779	8.1
Deposit service charges	180	174	3.4	493	483	2.1
Treasury management fees	134	135	(.7)	408	411	(.7)
Commercial products revenue	207	225	(8.0)	616	652	(5.5)
Mortgage banking revenue	328	519	(36.8)	1,125	1,461	(23.0)
Investment products fees	46	38	21.1	133	111	19.8
Securities gains (losses), net	(3)	1	*	8	(18)	*
Other	115	193	(40.4)	412	591	(30.3)
Total noninterest income	$2,177	$2,396	(9.1)%	$6,618	$6,990	(5.3)%

*	Not meaningful.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2013 decreased $190 million (38.9 percent) and $376 million (26.1 percent), respectively, from the same periods of 2012. Net charge-offs decreased $210 million (39.0 percent) and $476 million (29.2 percent) in the third quarter and first nine months of 2013, respectively, compared with the same periods of 2012, principally due to improvement in the commercial, commercial real estate, residential mortgages and home equity and second mortgages portfolios. The provision for credit losses was lower than net charge-offs by $30 million in the third quarter and $90 million in the first nine months of 2013, compared with $50 million in the third quarter and $190 million in the first nine months of 2012. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.2 billion in the third quarter and $6.6 billion in the first nine months of 2013, reflecting decreases of $219 million (9.1 percent) and $372 million (5.3 percent), respectively, compared with the same periods of 2012. The decreases from a year ago were principally due to lower mortgage banking revenue due to lower origination and sales revenue, partially offset by higher servicing income and favorable changes in the valuation of mortgage servicing rights (“MSRs”), net of hedging activities. Growth in several fee categories partially offset the decline in mortgage banking revenue. Credit and debit card revenue increased over the prior year due to higher transaction volumes, including the impact of business expansion. Merchant processing services revenue was higher as a result of higher volumes and an increase in fee-based product revenue. Trust and investment management fees increased, reflecting improved market conditions and business expansion, while investment products fees increased due to higher sales volumes and fees. In addition, net securities gains (losses) for the first nine months of 2013 reflected a favorable variance, as compared with the same period of the prior year, as the Company recognized impairment on certain money center bank securities during the second quarter of 2012 following rating agency downgrades. Offsetting these positive variances were declines in corporate payment products revenue due to lower government-related transactions, and ATM processing services revenue due to lower volumes. Commercial products revenue was also lower, primarily driven by lower standby letters of credit fees and capital markets revenue. Other income also declined in the third quarter and first nine months of 2013, compared with the same periods of the prior year. The decline in the third quarter of 2013 was principally the result of a gain on the sale of a credit card portfolio in the third quarter 2012. The decline in the first nine months of 2013 was driven by the third quarter 2012 gain on the sale of a credit card portfolio, and lower retail lease and equity investment revenue.

U. S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Compensation	$1,088	$1,109	(1.9)%	$3,268	$3,237	1.0%
Employee benefits	278	225	23.6	865	714	21.1
Net occupancy and equipment	240	233	3.0	709	683	3.8
Professional services	94	144	(34.7)	263	364	(27.7)
Marketing and business development	85	96	(11.5)	254	285	(10.9)
Technology and communications	214	205	4.4	639	607	5.3
Postage, printing and supplies	76	75	1.3	230	226	1.8
Other intangibles	55	67	(17.9)	167	208	(19.7)
Other	435	455	(4.4)	1,197	1,446	(17.2)
Total noninterest expense	$2,565	$2,609	(1.7)%	$7,592	$7,770	(2.3)%
Efficiency ratio (a)	52.4%	50.4%		51.6%	51.1%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Noninterest Expense Noninterest expense was $2.6 billion in the third quarter and $7.6 billion in the first nine months of 2013, reflecting decreases of $44 million (1.7 percent) and $178 million (2.3 percent), respectively, compared with the same periods of 2012. The decreases in noninterest expense from a year ago were primarily due to reductions in professional services and other expense. Professional services expense was lower due to reductions in mortgage servicing review-related costs. Other expense decreased due to reductions in litigation-related expenses and lower costs related to other real estate owned and FDIC insurance expense, partially offset by higher costs related to investments in affordable housing and other tax-advantaged projects. Other expense for the first nine months of 2013 was also lower than the same period of the prior year due to lower insurance-related costs and the 2012 Visa accrual. In addition, marketing and business development expense decreased due to the timing of marketing programs, while other intangibles expense decreased due to the reduction or completion of the amortization of certain intangibles. Compensation expense decreased in the third quarter of 2013, compared with the same period of the prior year, primarily as a result of lower incentive expense. Compensation expense increased in first nine months of 2013, compared with the same period of the prior year, primarily attributable to the growth in staffing for business initiatives and business expansion, and merit increases, partially offset by lower incentive expense. Employee benefits expense increased in the third quarter and first nine months of 2013, compared with the same periods of the prior year, principally due to higher pension and medical costs and staffing levels. In addition, net occupancy and equipment expense was higher due to business initiatives and higher rent expense and maintenance costs, while technology and communications expense increased due to business expansion and technology projects.

Income Tax Expense The provision for income taxes was $542 million (an effective rate of 27.5 percent) for the third quarter and $1.6 billion (an effective rate of 27.7 percent) for the first nine months of 2013, compared with $593 million (an effective rate of 29.3 percent) and $1.7 billion (an effective rate of 29.0 percent) for the same periods of 2012. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $231.4 billion at September 30, 2013, compared with $223.3 billion at December 31, 2012, an increase of $8.1 billion (3.6 percent). The increase was driven primarily by increases in residential mortgages, commercial loans and commercial real estate loans, partially offset by lower credit card, other retail and covered loans.

Residential mortgages held in the loan portfolio increased $6.2 billion (14.0 percent) at September 30, 2013, compared with December 31, 2012, reflecting origination and refinancing activity due to the low interest rate environment during the period. Residential mortgages originated and placed in the Company’s loan portfolio are primarily well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, it is transferred to loans held for sale.

6	U. S. Bancorp

Commercial loans and commercial real estate loans increased $2.7 billion (4.1 percent) and $1.7 billion (4.7 percent), respectively, at September 30, 2013, compared with December 31, 2012, reflecting higher demand from new and existing customers.

Credit card loans were essentially unchanged at September 30, 2013, compared with December 31, 2012. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $598 million (1.3 percent) at September 30, 2013, compared with December 31, 2012. The decrease was primarily driven by lower home equity and second mortgages and student loan balances, partially offset by higher auto, retail leasing and installment loans.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.9 billion at September 30, 2013, compared with $8.0 billion at December 31, 2012. The decrease in loans held for sale was principally due to lower residential mortgage loan originations during the third quarter of 2013, as compared with the fourth quarter of 2012.

Most of the residential mortgage loans the Company originates or purchases follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises.

Investment Securities Investment securities totaled $76.2 billion at September 30, 2013, compared with $74.5 billion at December 31, 2012. The $1.7 billion (2.3 percent) increase primarily reflected $2.8 billion of net investment purchases, partially offset by a $1.0 billion unfavorable change in net unrealized gains (losses) on available-for-sale investment securities. Held-to-maturity securities were $36.9 billion at September 30, 2013, compared with $34.4 billion at December 31, 2012, primarily reflecting net purchases of U.S government agency-backed securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2013, the Company’s net unrealized gains on available-for-sale securities were $67 million, compared with $1.1 billion at December 31, 2012. The unfavorable change in net unrealized gains was primarily due to decreases in the fair value of agency mortgage-backed and state and political securities as a result of increases in interest rates. Gross unrealized losses on available-for-sale securities totaled $624 million at September 30, 2013, compared with $147 million at December 31, 2012.

The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. When assessing unrealized losses for other-than-temporary impairment, the Company considers the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets, any government or agency guarantees and market conditions. At September 30, 2013, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

There is limited market activity for non-agency mortgage-backed securities held by the Company. As a result, the Company estimates the fair value of these securities using estimates of expected cash flows, discount rates and management’s assessment of various other market factors, which are judgmental in nature. The Company recorded $3 million and $13 million of impairment charges in earnings during the third quarter and first nine months of 2013, respectively, on non-agency mortgage-backed securities. These impairment charges were due to changes in expected cash flows, primarily resulting from changes in voluntary prepayment and default assumptions in the underlying mortgage pools. Further adverse changes in market conditions may result in additional impairment charges in future periods. Refer to Notes 2 and 13 in the Notes to Consolidated Financial Statements for further information on investment securities.

U. S. Bancorp	7

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2013 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$578	$578	.2	.95%	$2,112	$2,120	.4	.98%
Maturing after one year through five years	48	51	3.1	3.39	80	81	1.7	1.36
Maturing after five years through ten years	740	703	8.9	2.11	1,116	1,056	8.7	1.99
Maturing after ten years	201	189	12.1	1.84	60	60	11.4	1.77
Total	$1,567	$1,521	5.9	1.69%	$3,368	$3,317	3.4	1.34%
Mortgage-Backed Securities (a)
Maturing in one year or less	$482	$486	.7	1.98%	$23	$23	.6	2.13%
Maturing after one year through five years	16,679	16,697	3.8	2.17	23,127	23,060	3.6	2.17
Maturing after five years through ten years	11,086	11,126	5.9	1.90	9,496	9,331	5.6	1.75
Maturing after ten years	1,874	1,883	12.8	1.23	734	746	12.2	1.27
Total	$30,121	$30,192	5.1	2.01%	$33,380	$33,160	4.3	2.03%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	7.65%	$–	$–	.3	.41%
Maturing after one year through five years	56	62	2.7	2.58	11	14	3.6	.85
Maturing after five years through ten years	562	573	6.8	2.66	5	5	6.7	.90
Maturing after ten years	–	–	17.8	5.19	2	10	21.3	.77
Total	$618	$635	6.4	2.66%	$18	$29	6.3	.85%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$62	$63	.5	6.16%	$–	$–	.5	7.31%
Maturing after one year through five years	4,810	4,930	2.9	6.73	3	3	2.2	9.29
Maturing after five years through ten years	486	477	7.0	5.81	2	2	7.4	7.74
Maturing after ten years	374	350	20.2	6.14	12	12	14.0	5.34
Total	$5,732	$5,820	4.3	6.61%	$17	$17	11.2	6.24%
Other Debt Securities
Maturing in one year or less	$6	$6	.4	1.16%	$4	$4	.6	1.46%
Maturing after one year through five years	–	–	–	–	91	91	2.3	1.15
Maturing after five years through ten years	–	–	–	–	26	14	7.1	1.01
Maturing after ten years	734	642	21.8	2.73	–	–	–	–
Total	$740	$648	21.6	2.71%	$121	$109	3.3	1.13%
Other Investments	$462	$491	14.0	2.12%	$–	$–	–	–%
Total investment securities (d)	$39,240	$39,307	5.5	2.70%	$36,904	$36,632	4.2	1.97%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.1 years at December 31, 2012, with a corresponding weighted-average yield of 2.93 percent. The weighted-average maturity of the held-to-maturity investment securities was 3.3 years at December 31, 2012, with a corresponding weighted-average yield of 1.94 percent. The increases in the weighted-average maturities from December 31, 2012 to September 30, 2013 related to the impact of higher interest rates on anticipated prepayments on mortgage-backed securities.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2013		December 31, 2012
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$4,935	6.5%	$4,365	5.9%
Mortgage-backed securities	63,501	83.4	61,019	83.1
Asset-backed securities	636	.8	637	.9
Obligations of state and political subdivisions	5,749	7.6	6,079	8.3
Other debt securities and investments	1,323	1.7	1,329	1.8
Total investment securities	$76,144	100.0%	$73,429	100.0%

8	U. S. Bancorp

Deposits Total deposits were $261.7 billion at September 30, 2013, compared with $249.2 billion December 31, 2012, the result of increases in time deposits greater than $100,000, money market deposits and savings deposits, partially offset by decreases in time certificates less than $100,000, noninterest bearing deposits and interest checking balances. Time deposits greater than $100,000 increased $7.5 billion (25.8 percent) at September 30, 2013, compared with December 31, 2012. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing. Money market balances increased $8.1 billion (15.9 percent) primarily due to higher Wholesale Banking and Commercial Real Estate and Wealth Management and Securities Services balances. Savings account balances increased $1.3 billion (4.1 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Time certificates less than $100,000 decreased $1.6 billion (11.4 percent) at September 30, 2013, compared with December 31, 2012, primarily due to maturities. Noninterest-bearing deposits decreased $1.8 billion (2.5 percent), primarily due to a decrease in Wealth Management and Securities Services balances, partially offset by higher Wholesale Banking and Commercial Real Estate and Consumer and

Small Business Banking balances. Interest checking balances decreased $927 million (1.8 percent) primarily due to lower broker-dealer balances, partially offset by higher Wholesale Banking and Commercial Real Estate and corporate trust balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $26.1 billion at September 30, 2013, compared with $26.3 billion at December 31, 2012. The $.2 billion (.7 percent) decrease in short-term borrowings was primarily due to lower repurchase agreement and federal funds purchased balances, partially offset by an increase in commercial paper and other short-term borrowings. Long-term debt was $18.8 billion at September 30, 2013, compared with $25.5 billion at December 31, 2012. The $6.7 billion (26.5 percent) decrease was primarily due to a $4.5 billion decrease in long-term debt related to the deconsolidation of certain consolidated VIEs and $2.4 billion of medium-term note maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including all of the Company’s loans that are 90 days or more past due and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not considered the primary source of repayment. Refer to Note 3 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a more detailed discussion on credit risk management processes.

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

10	U. S. Bancorp

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. At September 30, 2013, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, indirect lending, portfolio acquisitions, correspondent banks and loan brokers. Each distinct underwriting and origination activity manages unique credit risk characteristics and the Company prices its loan production commensurate with the differing risk profiles.

Residential mortgages are originated through the Company’s branches, loan production offices and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at September 30, 2013:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$2,157	$34,410	$36,567	86.6%
Over 80% through 90%	384	2,356	2,740	6.5
Over 90% through 100%	329	994	1,323	3.1
Over 100%	511	984	1,495	3.6
No LTV available	–	84	84	.2
Total	$3,381	$38,828	$42,209	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$2	$637	$639	44.6%
Over 80% through 90%	2	234	236	16.5
Over 90% through 100%	3	213	216	15.1
Over 100%	5	337	342	23.8
No LTV available	–	–	–	–
Total	$12	$1,421	$1,433	100.0%
Other Borrowers
Less than or equal to 80%	$11	$425	$436	48.1%
Over 80% through 90%	2	206	208	22.9
Over 90% through 100%	1	78	79	8.7
Over 100%	2	182	184	20.3
No LTV available	–	–	–	–
Total	$16	$891	$907	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,621	$5,621	100.0%
Total
Less than or equal to 80%	$2,170	$35,472	$37,642	75.0%
Over 80% through 90%	388	2,796	3,184	6.4
Over 90% through 100%	333	1,285	1,618	3.2
Over 100%	518	1,503	2,021	4.0
No LTV available	–	84	84	.2
Loans purchased from GNMA mortgage pools (a)	–	5,621	5,621	11.2
Total	$3,409	$46,761	$50,170	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$8,857	$567	$9,424	63.8%
Over 80% through 90%	2,070	253	2,323	15.7
Over 90% through 100%	1,069	151	1,220	8.3
Over 100%	1,291	267	1,558	10.5
No LTV/CLTV available	237	16	253	1.7
Total	$13,524	$1,254	$14,778	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$44	$30	$74	24.2%
Over 80% through 90%	16	26	42	13.7
Over 90% through 100%	13	38	51	16.7
Over 100%	28	111	139	45.4
No LTV/CLTV available	–	–	–	–
Total	$101	$205	$306	100.0%
Other Borrowers
Less than or equal to 80%	$346	$8	$354	77.0%
Over 80% through 90%	62	5	67	14.6
Over 90% through 100%	16	2	18	3.9
Over 100%	15	4	19	4.1
No LTV/CLTV available	2	–	2	.4
Total	$441	$19	$460	100.0%
Total
Less than or equal to 80%	$9,247	$605	$9,852	63.4%
Over 80% through 90%	2,148	284	2,432	15.7
Over 90% through 100%	1,098	191	1,289	8.3
Over 100%	1,334	382	1,716	11.0
No LTV/CLTV available	239	16	255	1.6
Total	$14,066	$1,478	$15,544	100.0%

At September 30, 2013, approximately $1.4 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.6 billion at December 31, 2012. In addition to residential mortgages, at September 30, 2013, $.3 billion of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $.4 billion at December 31, 2012. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .5 percent of total assets at September 30, 2013, compared with .6 percent at December 31, 2012. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 at loan origination depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $1.0 billion in loans with negative-amortization payment options at September 30, 2013, compared with $1.3 billion at December 31, 2012. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $15.5 billion at September 30, 2013, compared with $16.7 billion at December 31, 2012, and included $4.8 billion of home equity lines in a first lien position and $10.7 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2013, included approximately $3.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.9 billion where the Company did not service the related first lien loan. The Company was able

12	U. S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2013	December 31, 2012
Commercial
Commercial	.08%	.10%
Lease financing	–	–
Total commercial	.07	.09
Commercial Real Estate
Commercial mortgages	.02	.02
Construction and development	.03	.02
Total commercial real estate	.02	.02
Residential Mortgages (a)	.53	.64
Credit Card	1.11	1.27
Other Retail
Retail leasing	.02	.02
Other	.18	.22
Total other retail (b)	.16	.20
Total loans, excluding covered loans	.27	.31
Covered Loans	5.47	5.86
Total loans	.48%	.59%

90 days or more past due including nonperforming loans	September 30, 2013	December 31, 2012
Commercial	.24%	.27%
Commercial real estate	.94	1.50
Residential mortgages (a)	1.99	2.14
Credit card	1.66	2.12
Other retail (b)	.60	.66
Total loans, excluding covered loans	.94	1.11
Covered loans	7.13	9.28
Total loans	1.20%	1.52%

(a)	Delinquent loan ratios exclude $3.5 billion at September 30, 2013, and $3.2 billion at December 31, 2012, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.05 percent at September 30, 2013, and 9.45 percent at December 31, 2012.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..96 percent at September 30, 2013, and 1.08 percent at December 31, 2012.

to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2013:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,804	$6,884	$10,688
Percent 30–89 days past due	.51%	.76%	.67%
Percent 90 days or more past due	.13%	.15%	.14%
Weighted-average CLTV	79%	77%	77%
Weighted-average credit score	747	741	743

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U. S. Bancorp	13

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.1 billion ($591 million excluding covered loans) at September 30, 2013, compared with $1.3 billion ($660 million excluding covered loans) at December 31, 2012. The $69 million (10.5 percent) decrease, excluding covered loans, reflected improvement in residential mortgages, credit card and other retail loan portfolios during the first nine months of 2013. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .48 percent (.27 percent excluding covered loans) at September 30, 2013, compared with ..59 percent (.31 percent excluding covered loans) at December 31, 2012.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Residential Mortgages (a)
30-89 days	$350	$348	.70%	.79%
90 days or more	268	281	.53	.64
Nonperforming	732	661	1.46	1.50
Total	$1,350	$1,290	2.69%	2.93%
Credit Card
30-89 days	$212	$227	1.25%	1.33%
90 days or more	190	217	1.11	1.27
Nonperforming	94	146	.55	.85
Total	$496	$590	2.91%	3.45%
Other Retail
Retail Leasing
30-89 days	$9	$12	.15%	.22%
90 days or more	1	1	.02	.02
Nonperforming	1	1	.02	.02
Total	$11	$14	.19%	.26%
Home Equity and Second Mortgages
30-89 days	$101	$126	.65%	.76%
90 days or more	39	51	.25	.30
Nonperforming	179	189	1.15	1.13
Total	$319	$366	2.05%	2.19%
Other (b)
30-89 days	$124	$152	.48%	.59%
90 days or more	36	44	.14	.17
Nonperforming	26	27	.10	.11
Total	$186	$223	.72%	.87%

(a)	Excludes $399 million of loans 30-89 days past due and $3.5 billion of loans 90 days or more past due at September 30, 2013, purchased from GNMA mortgage pools that continue to accrue interest, compared with $441 million and $3.2 billion at December 31, 2012, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

14	U. S. Bancorp

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	September 30, 2013	December 31, 2012
Prime Borrowers
30-89 days	.56%	.65%
90 days or more	.46	.58
Nonperforming	1.30	1.36
Total	2.32%	2.59%
Sub-Prime Borrowers
30-89 days	6.91%	6.41%
90 days or more	4.47	3.89
Nonperforming	11.72	9.60
Total	23.10%	19.90%
Other Borrowers
30-89 days	1.43%	.97%
90 days or more	1.21	.97
Nonperforming	1.77	1.83
Total	4.41%	3.77%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	September 30, 2013	December 31, 2012
Prime Borrowers
30-89 days	.56%	.64%
90 days or more	.24	.28
Nonperforming	1.04	1.03
Total	1.84%	1.95%
Sub-Prime Borrowers
30-89 days	3.92%	4.92%
90 days or more	.65	1.36
Nonperforming	5.23	4.10
Total	9.80%	10.38%
Other Borrowers
30-89 days	1.52%	1.41%
90 days or more	.22	.47
Nonperforming	1.96	2.35
Total	3.70%	4.23%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
30-89 days	$142	$359	1.51%	3.18%
90 days or more	514	663	5.47	5.86
Nonperforming	156	386	1.66	3.41
Total	$812	$1,408	8.64%	12.45%

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

U. S. Bancorp	15

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify their loan and achieve more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, and its own internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2013 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$259	2.2%	1.2%	$71	(a)	$330
Commercial real estate	365	3.0	–	173	(b)	538
Residential mortgages	2,030	6.6	5.8	412		2,442	(d)
Credit card	241	8.5	5.6	94	(c)	335
Other retail	202	6.7	2.4	79	(c)	281	(e)
TDRs, excluding GNMA and covered loans	3,097	5.9	4.5	829		3,926
Loans purchased from GNMA mortgage pools	1,915	7.0	57.7	–		1,915	(f)
Covered loans	347	.7	9.7	66		413
Total	$5,359	6.0%	23.9%	$895		$6,254

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $280 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $92 million in trial period arrangements.
(e)	Includes $152 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $2 million in trial period arrangements.
(f)	Includes $376 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $494 million in trial period arrangements.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes the required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the

16	U. S. Bancorp

maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at September 30, 2013.

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2013	December 31, 2012
Commercial
Commercial	$104	$107
Lease financing	12	16
Total commercial	116	123
Commercial Real Estate
Commercial mortgages	210	308
Construction and development	146	238
Total commercial real estate	356	546
Residential Mortgages (b)	732	661
Credit Card	94	146
Other Retail
Retail leasing	1	1
Other	205	216
Total other retail	206	217
Total nonperforming loans, excluding covered loans	1,504	1,693
Covered Loans	156	386
Total nonperforming loans	1,660	2,079
Other Real Estate (c)(d)	366	381
Covered Other Real Estate (d)	176	197
Other Assets	10	14
Total nonperforming assets	$2,212	$2,671
Total nonperforming assets, excluding covered assets	$1,880	$2,088
Excluding covered assets
Accruing loans 90 days or more past due (b)	$591	$660
Nonperforming loans to total loans	.68%	.80%
Nonperforming assets to total loans plus other real estate (c)	.85%	.98%
Including covered assets
Accruing loans 90 days or more past due (b)	$1,105	$1,323
Nonperforming loans to total loans	.72%	.93%
Nonperforming assets to total loans plus other real estate (c)	.95%	1.19%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2012	$780	$1,308	$583	$2,671
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	303	813	122	1,238
Advances on loans	28	–	–	28
Total additions	331	813	122	1,266
Reductions in nonperforming assets
Paydowns, payoffs	(194)	(231)	(200)	(625)
Net sales	(156)	(121)	(166)	(443)
Return to performing status	(21)	(136)	(7)	(164)
Charge-offs (e)	(191)	(302)	–	(493)
Total reductions	(562)	(790)	(373)	(1,725)
Net additions to (reductions in) nonperforming assets	(231)	23	(251)	(459)
Balance September 30, 2013	$549	$1,331	$332	$2,212

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.5 billion and $3.2 billion at September 30, 2013, and December 31, 2012, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $487 million and $548 million at September 30, 2013, and December 31, 2012, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U. S. Bancorp	17

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

At September 30, 2013, total nonperforming assets were $2.2 billion, compared with $2.7 billion at December 31, 2012. Excluding covered assets, nonperforming assets were $1.9 billion at September 30, 2013, compared with $2.1 billion at December 31, 2012. The $208 million (10.0 percent) decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in the commercial mortgage and construction and development portfolios, as well as credit card loans. Nonperforming covered assets at September 30, 2013, were $332 million, compared with $583 million at December 31, 2012. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was .95 percent (.85 percent excluding covered assets) at September 30, 2013, compared with 1.19 percent (.98 percent excluding covered assets) at December 31, 2012. The Company expects total nonperforming assets to remain relatively stable in the fourth quarter of 2013.

Other real estate owned, excluding covered assets, was $366 million at September 30, 2013, compared with $381 million at December 31, 2012, and was related to foreclosed properties that previously secured loan balances. Other real estate owned includes properties vacated by the borrower and maintained by the Company, regardless of whether title in the property has been transferred to the Company. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Residential
Florida	$19	$14	1.17%	1.55%
Washington	17	14	.43	.38
Minnesota	17	20	.27	.34
California	17	16	.15	.18
Ohio	15	13	.46	.51
All other states	199	191	.51	.49
Total residential	284	268	.43	.44
Commercial
Missouri	14	17	.29	.37
Wisconsin	11	3	.22	.06
Arizona	9	10	.60	.83
California	8	8	.05	.05
Washington	6	7	.09	.11
All other states	34	68	.05	.10
Total commercial	82	113	.08	.11
Total	$366	$381	.16%	.18%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $328 million for the third quarter and $1.2 billion for the first nine months of 2013, compared with $538 million and $1.6 billion for the same periods of 2012. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2013 was .57 percent and .68 percent, respectively, compared with .99 percent and 1.02 percent for the same periods of 2012. The year-over-year decreases in total net charge-offs primarily reflected improvement in the commercial, commercial real estate, residential mortgages and home equity and second mortgages portfolios, as economic conditions continue to slowly improve. Given current economic conditions, the Company expects the level of net charge-offs to be relatively stable in the fourth quarter of 2013.

Commercial and commercial real estate loan net charge-offs for the third quarter of 2013 were $5 million (.02 percent of average loans outstanding on an annualized basis), compared with $91 million (.37 percent of average loans outstanding on an annualized basis) for the third quarter of 2012.

18	U. S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial
Commercial	.11%	.41%	.18%	.48%
Lease financing	(.53)	.50	–	.71
Total commercial	.06	.42	.17	.50
Commercial Real Estate
Commercial mortgages	.03	.26	.11	.45
Construction and development	(.46)	.33	(.59)	1.05
Total commercial real estate	(.06)	.27	(.01)	.55
Residential Mortgages	.46	1.17	.63	1.16
Credit Card (a)	3.75	4.01	3.96	4.05
Other Retail
Retail leasing	.07	–	.02	.03
Home equity and second mortgages	1.09	2.04	1.45	1.71
Other	.83	1.06	.81	.95
Total other retail	.83	1.30	.94	1.13
Total loans, excluding covered loans	.58	1.04	.70	1.09
Covered Loans	.33	.06	.36	.03
Total loans	.57%	.99%	.68%	1.02%

(a)	Net charge-off as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 3.75 percent and 4.17 percent for the three months ended September 30, 2013 and 2012, respectively, and 3.99 percent and 4.21 percent for the nine months ended September 30, 2013 and 2012, respectively.

Commercial and commercial real estate loan net charge-offs for the first nine months of 2013 were $80 million (.10 percent of average loans outstanding on an annualized basis), compared with $372 million (.52 percent of average loans outstanding on an annualized basis) for the first nine months of 2012. The decreases reflected the impact of more stable economic conditions and a higher level of recoveries.

Residential mortgage loan net charge-offs for the third quarter of 2013 were $57 million (.46 percent of average loans outstanding on an annualized basis), compared with $121 million (1.17 percent of average loans outstanding on an annualized basis) for the third quarter of 2012. Residential mortgage loan net charge-offs for the first nine months of 2013 were $223 million (.63 percent of average loans outstanding on an annualized basis), compared with $342 million (1.16 percent of average loans outstanding on an annualized basis) for the first nine months of 2012. Credit card loan net charge-offs for the third quarter of 2013 were $160 million (3.75 percent of average loans outstanding on an annualized basis), compared with $167 million (4.01 percent of average loans outstanding on an annualized basis) for the third quarter of 2012. Credit card loan net charge-offs for the first nine months of 2013 were $493 million (3.96 percent of average loans outstanding on an annualized basis), compared with $506 million (4.05 percent of average loans outstanding on an annualized basis) for the first nine months of 2012. Other retail loan net charge-offs for the third quarter of 2013 were $98 million (.83 percent of average loans outstanding on an annualized basis), compared with $157 million (1.30 percent of average loans outstanding on an annualized basis) for the third quarter of 2012. Other retail loan net charge-offs for the first nine months of 2013 were $329 million (.94 percent of average loans outstanding on an annualized basis), compared with $406 million (1.13 percent of average loans outstanding on an annualized basis) for the first nine months of 2012. The year-over-year decreases in total residential mortgage, credit card and other retail loan net charge-offs reflected the impact of more stable economic conditions.

U. S. Bancorp	19

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Residential Mortgages
Prime borrowers	$41,224	$33,501	.40%	.99%	$39,187	$31,894	.55%	1.02%
Sub-prime borrowers	1,450	1,699	3.28	7.49	1,500	1,757	4.90	6.61
Other borrowers	903	765	.88	2.60	875	724	1.07	2.03
Loans purchased from GNMA mortgage pools (a)	5,562	5,004	.07	.08	5,493	4,953	.02	.03
Total	$49,139	$40,969	.46%	1.17%	$47,055	$39,328	.63%	1.16%
Home Equity and Second Mortgages
Prime borrowers	$14,885	$16,507	.99%	1.83%	$15,248	$16,780	1.29%	1.52%
Sub-prime borrowers	312	398	6.36	11.00	333	417	8.03	8.65
Other borrowers	451	424	.88	1.88	440	422	2.13	2.54
Total	$15,648	$17,329	1.09%	2.04%	$16,021	$17,619	1.45%	1.71%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently uses a 12-year period of historical losses in considering actual loss experience, because it believes that period best reflects the losses incurred in the portfolio. This timeframe and the results of the analysis are evaluated quarterly to determine if they are appropriate. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends.

The allowance recorded for TDR loans and purchased impaired loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool, or the prior quarter effective rate, respectively. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral less costs to sell. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed LTV ratios when possible, portfolio growth and historical losses, adjusted for current trends. Credit card and other retail loans 90 days or more past due are generally not placed on nonaccrual status because of the relatively short period of time to charge-off and, therefore, are excluded from nonperforming loans and measures that include nonperforming loans as part of the calculation.

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2013, the Company serviced the first lien on 36 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $434 million or 2.8 percent of the total home equity portfolio at September 30, 2013, represented junior

20	U. S. Bancorp

liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company or can be identified in credit bureau data to establish loss estimates for junior lien loans and lines the Company services when they are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.5 percent for the 12 months ended September 30, 2013), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

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

At September 30, 2013, the allowance for credit losses was $4.6 billion (1.98 percent of total loans and 1.99 percent of loans excluding covered loans), compared with an allowance of $4.7 billion (2.12 percent of total loans and 2.15 percent of loans excluding covered loans) at December 31, 2012. The decrease reflected continued overall improvement in economic conditions affecting incurred losses, partially offset by growth in the loan portfolios. The ratio of the allowance for credit losses to nonperforming loans was 276 percent (294 percent excluding covered loans) at September 30, 2013, compared with 228 percent (269 percent excluding covered loans) at December 31, 2012, due to the

U. S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$4,612	$4,864	$4,733	$5,014
Charge-Offs
Commercial
Commercial	57	75	157	243
Lease financing	8	15	27	53
Total commercial	65	90	184	296
Commercial real estate
Commercial mortgages	14	33	57	123
Construction and development	3	14	19	83
Total commercial real estate	17	47	76	206
Residential mortgages	62	127	243	357
Credit card	175	186	559	585
Other retail
Retail leasing	1	3	4	7
Home equity and second mortgages	51	96	195	245
Other	70	88	213	251
Total other retail	122	187	412	503
Covered loans (a)	9	2	31	4
Total charge-offs	450	639	1,505	1,951
Recoveries
Commercial
Commercial	39	16	73	50
Lease financing	15	8	27	23
Total commercial	54	24	100	73
Commercial real estate
Commercial mortgages	12	13	32	21
Construction and development	11	9	48	36
Total commercial real estate	23	22	80	57
Residential mortgages	5	6	20	15
Credit card	15	19	66	79
Other retail
Retail leasing	–	3	3	6
Home equity and second mortgages	8	7	21	19
Other	16	20	59	72
Total other retail	24	30	83	97
Covered loans (a)	1	–	3	1
Total recoveries	122	101	352	322
Net Charge-Offs
Commercial
Commercial	18	59	84	193
Lease financing	(7)	7	–	30
Total commercial	11	66	84	223
Commercial real estate
Commercial mortgages	2	20	25	102
Construction and development	(8)	5	(29)	47
Total commercial real estate	(6)	25	(4)	149
Residential mortgages	57	121	223	342
Credit card	160	167	493	506
Other retail
Retail leasing	1	–	1	1
Home equity and second mortgages	43	89	174	226
Other	54	68	154	179
Total other retail	98	157	329	406
Covered loans (a)	8	2	28	3
Total net charge-offs	328	538	1,153	1,629
Provision for credit losses	298	488	1,063	1,439
Other changes (b)	(4)	(43)	(65)	(53)
Balance at end of period (c)	$4,578	$4,771	$4,578	$4,771
Components
Allowance for loan losses	$4,258	$4,481
Liability for unfunded credit commitments	320	290
Total allowance for credit losses	$4,578	$4,771
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.99%	2.26%
Nonperforming loans, excluding covered loans	294	244
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	211	182
Nonperforming assets, excluding covered assets	235	213
Annualized net charge-offs, excluding covered loans	348	219
Period-end loans	1.98%	2.19%
Nonperforming loans	276	202
Nonperforming and accruing loans 90 days or more past due	166	129
Nonperforming assets	207	168
Annualized net charge-offs	352	223

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and for the three and nine months ended September 30, 2013, reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.
(c)	At September 30, 2013 and 2012, $1.7 billion and $1.8 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U. S. Bancorp

continued improvement in the commercial, commercial real estate and credit card portfolios. The ratio of the allowance for credit losses to annualized loan net charge-offs was 352 percent at September 30, 2013, compared with 226 percent of full year 2012 net charge-offs at December 31, 2012, as net charge-offs continue to decline due to stabilizing economic conditions.

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2013, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2012. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2013 and December 31, 2012, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 4.5 percent decrease in the market value of equity at September 30, 2013, compared with a 2.5 percent decrease at December 31, 2012. A

Sensitivity of Net Interest Income

	September 30, 2013				December 31, 2012
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.12%	*	1.45%	*	1.42%	*	1.90%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U. S. Bancorp	23

200 bps decrease, where possible given current rates, would have resulted in a 2.2 percent decrease in the market value of equity at September 30, 2013, compared with a 5.3 percent decrease at December 31, 2012. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2013, the Company had $6.2 billion of forward commitments to sell, hedging $3.1 billion of mortgage loans held for sale and $4.2 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, effective in 2013, certain interest rate swaps and credit contracts are required to be centrally cleared through clearing houses to further mitigate counterparty credit risk.

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

24	U. S. Bancorp

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

The average, high, low and period-end VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2013	2012
Average	$1	$2
High	3	3
Low	1	1
Period-end	2	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR by more than a negligible amount during the first nine months of 2013. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008. The average, high, low and period-end Stressed VaR amounts for the Company’s trading positions for the nine months ended September 30, 2013 were $4 million, $8 million, $2 million, and $4 million, respectively.

The Company also measures the market risk of its hedging activities related to MSRs and residential mortgage loans held for sale using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A three-year look-back period is used to obtain past market data. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. The average, high and low VaR amounts for the MSRs and related hedges for the nine months ended September 30, 2013, were $3 million, $6 million and $1 million, respectively, compared with $4 million, $8 million and $2 million, respectively, for the nine months ended September 30, 2012. The average, high and low VaR amounts for residential mortgage loans held for sale and related hedges for the nine months ended September 30, 2013, were $2 million, $4 million and less than $1 million, respectively, compared with $2 million, $7 million and $1 million, respectively, for the nine months ended September 30, 2012.

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

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At September 30, 2013, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $60.0 billion, compared with $54.1 billion at December 31, 2012. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At

U. S. Bancorp	25

September 30, 2013, the Company could have borrowed an additional $67.2 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $261.7 billion at September 30, 2013, compared with $249.2 billion at December 31, 2012. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $18.8 billion at September 30, 2013, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $26.1 billion at September 30, 2013, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

Refer to “Management’s Discussion and Analysis —Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on liquidity risk management.

At September 30, 2013, parent company long-term debt outstanding was $10.4 billion, compared with $12.8 billion at December 31, 2012. The $2.4 billion decrease was due to medium-term note maturities during the first nine months of 2013. As of September 30, 2013, there was $500 million of parent company debt scheduled to mature in the remainder of 2013.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiary after meeting the regulatory capital requirements for well-capitalized banks was approximately $7.2 billion at September 30, 2013.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At September 30, 2013, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $70 million and unrealized losses totaling $10 million, unchanged from December 31, 2012. The Company also transacts with various European banks as counterparties to interest rate, mortgage-related and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At September 30, 2013, the Company was in a net payable position to each of these European banks.

26	U. S. Bancorp

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2013	December 31, 2012
Tier 1 capital	$32,707	$31,203
As a percent of risk-weighted assets	11.2%	10.8%
As a percent of adjusted quarterly average assets (leverage ratio)	9.6%	9.2%
Total risk-based capital	$38,873	$37,780
As a percent of risk-weighted assets	13.3%	13.1%

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

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2013, the Company had an aggregate amount on deposit with European banks of $347 million.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. These requirements follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). Table 9 provides a summary of regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions applicable to all banks, in effect at September 30, 2013 and December 31, 2012. All regulatory ratios exceeded regulatory “well-capitalized” requirements. In 2010, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, proposed to enhance international capital standards. In June 2012, U.S. banking regulators proposed regulatory enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III and the Dodd-Frank Act, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the rules for calculating risk-weighted assets and introducing a new Tier 1 common equity ratio. In July 2013, certain U.S. banking regulators approved final regulatory capital rule enhancements, effective for the Company beginning January 1, 2014, that are largely consistent with the June 2012 proposals. The Company continues to evaluate these rules, but does not expect their impact to be material to the financial statements.

Total U.S. Bancorp shareholders’ equity was $40.1 billion at September 30, 2013, compared with $39.0 billion at December 31, 2012. The increase was primarily the result of corporate earnings, partially offset by dividends, common share repurchases and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive

U. S. Bancorp	27

income. Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on capital management.

The Company believes certain capital ratios in addition to regulatory capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions are useful in evaluating its capital adequacy. The Company’s Tier 1 common equity (using Basel I definition) and tangible common equity, as a percent of risk-weighted assets, were 9.3 percent and 8.9 percent, respectively, at September 30, 2013, compared with 9.0 percent and 8.6 percent, respectively, at December 31, 2012. The Company’s tangible common equity divided by tangible assets was 7.4 percent at September 30, 2013, compared with 7.2 percent at December 31, 2012. The Company’s estimated common equity tier 1 to risk-weighted assets ratio using the Basel III capital regulations released by the Federal Reserve Board in July 2013, was 8.6 percent at September 30, 2013. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 14, 2013, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.25 billion of its common stock, from April 1, 2013 through March 31, 2014.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2013:

Period (Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July	8,880,368	$37.23	8,880,368	$1,309
August	5,939,665	37.03	5,939,665	1,089
September	2,935,731	36.91	2,935,731	981
Total	17,755,764	$37.11	17,755,764	$981

(a)	All shares were purchased under the stock repurchase program announced on March 14, 2013.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion on the business lines’ basis for financial presentation.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $333 million of the Company’s net income in the third quarter and $991 million in the first nine months of 2013, or increases of $7 million (2.1 percent) and $6 million (.6 percent), respectively, compared with the same periods of 2012. The increases were driven by a lower provision for credit losses and a decrease in noninterest expense, partially offset by lower net revenue.

Net revenue decreased $34 million (4.1 percent) in the third quarter and $138 million (5.5 percent) in the first nine months of 2013, compared with the same

28	U. S. Bancorp

periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $2 million (.4 percent) in the third quarter and $27 million (1.7 percent) in the first nine months of 2013, compared with the same periods of 2012. The decreases were primarily driven by lower rates on loans and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances and higher loan fees. Noninterest income decreased $32 million (10.7 percent) in the third quarter and $111 million (11.9 percent) in the first nine months of 2013, compared with the same periods of 2012, driven by lower commercial products revenue, primarily due to lower standby letters of credit and other loan-related fees and capital markets revenue.

Noninterest expense decreased $7 million (2.2 percent) in the third quarter and $24 million (2.5 percent) in the first nine months of 2013, compared with the same periods of 2012, primarily due to lower compensation and employee benefits costs, driven by a reduction in incentives expense. In addition, noninterest expense for the first nine months of 2013 was lower than the same period of the prior year due to lower costs related to other real estate owned and FDIC insurance expense. The provision for credit losses decreased $38 million in the third quarter and $123 million in the first nine months of 2013, compared with the same periods of 2012, due to lower net charge-offs, partially offset by lower reserve releases. Nonperforming assets were $351 million at September 30, 2013, $406 million at June 30, 2013, and $600 million at September 30, 2012. Nonperforming assets as a percentage of period-end loans were .48 percent at September 30, 2013, ..56 percent at June 30, 2013, and .90 percent at September 30, 2012. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and over mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $343 million of the Company’s net income in the third quarter and $1.0 billion in the first nine months of 2013, or an increase of $9 million (2.7 percent) and a decrease of $89 million (8.1 percent), respectively, compared with the same periods of 2012, reflecting the net impact of lower net revenue, offset by decreases in the provision for credit losses and noninterest expense.

Within Consumer and Small Business Banking, the retail banking division contributed $190 million of the total net income in the third quarter and $459 million in the first nine months of 2013, or increases of $104 million and $54 million (13.3 percent), respectively, from the same periods of 2012. Mortgage banking contributed $153 million and $546 million of Consumer and Small Business Banking’s net income in the third quarter and first nine months of 2013, respectively, or decreases of $95 million (38.3 percent) and $143 million (20.8 percent), respectively, from the same periods of 2012.

Net revenue decreased $263 million (12.4 percent) and $552 million (8.8 percent) in the third quarter and first nine months of 2013, respectively, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $52 million (4.4 percent) in the third quarter and $128 million (3.6 percent) in the first nine months of 2013, compared with the same periods of 2012. The decreases in net interest income were primarily due to lower loan rates, the impact of lower rates on the margin benefit from deposits and lower average loans held-for-sale balances, partially offset by higher average loan and deposit balances. Noninterest income decreased $211 million (22.7 percent) in the third quarter and $424 million (15.7 percent) in the first nine months of 2013, compared with the same periods of 2012, primarily the result of lower mortgage origination and sales revenue and retail lease revenue, partially offset by higher servicing income and favorable changes in the valuation of MSRs, net of hedging activities.

U. S. Bancorp	29

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended September 30 (Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$526	$528	(.4)%	$1,141	$1,193	(4.4)%
Noninterest income	267	299	(10.7)	719	930	(22.7)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	793	827	(4.1)	1,860	2,123	(12.4)
Noninterest expense	305	310	(1.6)	1,150	1,236	(7.0)
Other intangibles	2	4	(50.0)	10	13	(23.1)

Total noninterest expense	307	314	(2.2)	1,160	1,249	(7.1)

Income before provision and income taxes	486	513	(5.3)	700	874	(19.9)
Provision for credit losses	(38)	–	*	160	349	(54.2)

Income before income taxes	524	513	2.1	540	525	2.9
Income taxes and taxable-equivalent adjustment	191	187	2.1	197	191	3.1

Net income	333	326	2.1	343	334	2.7
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–

Net income attributable to U.S. Bancorp	$333	$326	2.1	$343	$334	2.7

Average Balance Sheet
Commercial	$51,409	$46,131	11.4%	$8,475	$8,423	.6%
Commercial real estate	20,663	19,661	5.1	17,084	16,203	5.4
Residential mortgages	24	54	(55.6)	48,131	40,530	18.8
Credit card	–	–	–	–	–	–
Other retail	6	7	(14.3)	44,728	45,653	(2.0)

Total loans, excluding covered loans	72,102	65,853	9.5	118,418	110,809	6.9
Covered loans	340	813	(58.2)	6,434	7,384	(12.9)

Total loans	72,442	66,666	8.7	124,852	118,193	5.6
Goodwill	1,604	1,604	–	3,515	3,515	–
Other intangible assets	24	34	(29.4)	2,650	1,764	50.2
Assets	78,785	72,579	8.6	139,539	135,715	2.8
Noninterest-bearing deposits	30,925	31,167	(.8)	22,460	20,981	7.0
Interest checking	10,038	7,897	27.1	32,971	30,020	9.8
Savings products	15,103	10,358	45.8	46,483	43,647	6.5
Time deposits	22,376	21,247	5.3	20,716	23,624	(12.3)

Total deposits	78,442	70,669	11.0	122,630	118,272	3.7
Total U.S. Bancorp shareholders’ equity	7,434	6,378	16.6	12,154	11,551	5.2

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2013	2012	Percent Change	2013	2012	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,557	$1,584	(1.7)%	$3,427	$3,555	(3.6)%
Noninterest income	819	930	(11.9)	2,276	2,700	(15.7)
Securities gains (losses), net	–	–	–	–	–	–

Total net revenue	2,376	2,514	(5.5)	5,703	6,255	(8.8)
Noninterest expense	932	950	(1.9)	3,514	3,618	(2.9)
Other intangibles	6	12	(50.0)	30	39	(23.1)

Total noninterest expense	938	962	(2.5)	3,544	3,657	(3.1)

Income before provision and income taxes	1,438	1,552	(7.3)	2,159	2,598	(16.9)
Provision for credit losses	(120)	3	*	578	878	(34.2)

Income before income taxes	1,558	1,549	.6	1,581	1,720	(8.1)
Income taxes and taxable-equivalent adjustment	567	564	.5	576	626	(8.0)

Net income	991	985	.6	1,005	1,094	(8.1)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–

Net income attributable to U.S. Bancorp	$991	$985	.6	$1,005	$1,094	(8.1)

Average Balance Sheet
Commercial	$50,331	$44,296	13.6%	$8,468	$8,123	4.2%
Commercial real estate	20,305	19,594	3.6	16,806	16,065	4.6
Residential mortgages	28	61	(54.1)	46,251	38,884	18.9
Credit card	–	–	–	–	–	–
Other retail	9	5	80.0	44,737	45,602	(1.9)

Total loans, excluding covered loans	70,673	63,956	10.5	116,262	108,674	7.0
Covered loans	394	1,010	(61.0)	6,690	7,629	(12.3)

Total loans	71,067	64,966	9.4	122,952	116,303	5.7
Goodwill	1,604	1,604	–	3,515	3,515	–
Other intangible assets	26	38	(31.6)	2,293	1,784	28.5
Assets	77,479	70,806	9.4	139,027	132,973	4.6
Noninterest-bearing deposits	30,407	30,762	(1.2)	21,843	19,638	11.2
Interest checking	10,385	10,621	(2.2)	32,801	29,621	10.7
Savings products	13,354	8,962	49.0	46,061	43,022	7.1
Time deposits	18,459	17,255	7.0	21,590	24,047	(10.2)

Total deposits	72,605	67,600	7.4	122,295	116,328	5.1
Total U.S. Bancorp shareholders’ equity	7,331	6,325	15.9	12,062	11,135	8.3

*	Not meaningful

30	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change

$85	$87	(2.3)%	$393	$382	2.9%	$569	$593	(4.0)%	$2,714	$2,783	(2.5)%
305	282	8.2	822	854	(3.7)	67	30	*	2,180	2,395	(9.0)
–	–	–	–	–	–	(3)	1	*	(3)	1	*

390	369	5.7	1,215	1,236	(1.7)	633	624	1.4	4,891	5,179	(5.6)
322	288	11.8	493	452	9.1	240	256	(6.3)	2,510	2,542	(1.3)
9	10	(10.0)	34	40	(15.0)	–	–	–	55	67	(17.9)

331	298	11.1	527	492	7.1	240	256	(6.3)	2,565	2,609	(1.7)

59	71	(16.9)	688	744	(7.5)	393	368	6.8	2,326	2,570	(9.5)
6	4	50.0	172	135	27.4	(2)	–	*	298	488	(38.9)

53	67	(20.9)	516	609	(15.3)	395	368	7.3	2,028	2,082	(2.6)
19	24	(20.8)	188	222	(15.3)	3	26	(88.5)	598	650	(8.0)

34	43	(20.9)	328	387	(15.2)	392	342	14.6	1,430	1,432	(.1)
–	–	–	(10)	(10)	–	48	52	(7.7)	38	42	(9.5)

$34	$43	(20.9)	$318	$377	(15.6)	$440	$394	11.7	$1,468	$1,474	(.4)

$1,774	$1,361	30.3%	$6,191	$6,062	2.1%	$215	$215	–%	$68,064	$62,192	9.4%
653	624	4.6	–	–	–	101	142	(28.9)	38,501	36,630	5.1
983	384	*	–	–	–	1	1	–	49,139	40,969	19.9
–	–	–	16,931	16,551	2.3	–	–	–	16,931	16,551	2.3
1,531	1,529	.1	729	802	(9.1)	–	–	–	46,994	47,991	(2.1)

4,941	3,898	26.8	23,851	23,415	1.9	317	358	(11.5)	219,629	204,333	7.5
17	11	54.5	5	5	–	2,937	4,382	(33.0)	9,733	12,595	(22.7)

4,958	3,909	26.8	23,856	23,420	1.9	3,254	4,740	(31.4)	229,362	216,928	5.7
1,533	1,469	4.4	2,509	2,346	6.9	–	–	–	9,161	8,934	2.5
166	165	.6	557	646	(13.8)	2	4	(50.0)	3,399	2,613	30.1
7,749	6,688	15.9	30,123	29,517	2.1	95,965	101,154	(5.1)	352,161	345,653	1.9
13,510	14,862	(9.1)	714	623	14.6	655	494	32.6	68,264	68,127	.2
4,770	3,943	21.0	455	1,346	(66.2)	1	1	–	48,235	43,207	11.6
26,339	23,089	14.1	60	40	50.0	80	139	(42.4)	88,065	77,273	14.0
4,170	5,463	(23.7)	–	–	–	542	340	59.4	47,804	50,674	(5.7)

48,789	47,357	3.0	1,229	2,009	(38.8)	1,278	974	31.2	252,368	239,281	5.5
2,398	2,240	7.1	6,102	5,667	7.7	11,848	12,783	(7.3)	39,936	38,619	3.4

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change	2013	2012	Percent Change

$267	$264	1.1%	$1,168	$1,154	1.2%	$1,676	$1,629	2.9%	$8,095	$8,186	(1.1)%
910	827	10.0	2,397	2,402	(.2)	208	149	39.6	6,610	7,008	(5.7)
–	–	–	–	–	–	8	(18)	*	8	(18)	*

1,177	1,091	7.9	3,565	3,556	.3	1,892	1,760	7.5	14,713	15,176	(3.1)
962	854	12.6	1,454	1,344	8.2	563	796	(29.3)	7,425	7,562	(1.8)
27	30	(10.0)	104	127	(18.1)	–	–	–	167	208	(19.7)

989	884	11.9	1,558	1,471	5.9	563	796	(29.3)	7,592	7,770	(2.3)

188	207	(9.2)	2,007	2,085	(3.7)	1,329	964	37.9	7,121	7,406	(3.8)
7	5	40.0	553	548	.9	45	5	*	1,063	1,439	(26.1)

181	202	(10.4)	1,454	1,537	(5.4)	1,284	959	33.9	6,058	5,967	1.5
65	73	(11.0)	529	560	(5.5)	60	29	*	1,797	1,852	(3.0)

116	129	(10.1)	925	977	(5.3)	1,224	930	31.6	4,261	4,115	3.5
–	–	–	(29)	(30)	3.3	148	142	4.2	119	112	6.3

$116	$129	(10.1)	$896	$947	(5.4)	$1,372	$1,072	28.0	$4,380	$4,227	3.6

$1,687	$1,264	33.5%	$6,030	$5,904	2.1%	$203	$203	–%	$66,719	$59,790	11.6%
654	607	7.7	–	–	–	107	123	(13.0)	37,872	36,389	4.1
775	379	*	–	–	–	1	4	(75.0)	47,055	39,328	19.6
–	–	–	16,627	16,675	(.3)	–	–	–	16,627	16,675	(.3)
1,544	1,516	1.8	744	817	(8.9)	–	–	–	47,034	47,940	(1.9)

4,660	3,766	23.7	23,401	23,396	–	311	330	(5.8)	215,307	200,122	7.6
14	12	16.7	5	5	–	3,272	4,953	(33.9)	10,375	13,609	(23.8)

4,674	3,778	23.7	23,406	23,401	–	3,583	5,283	(32.2)	225,682	213,731	5.6
1,529	1,468	4.2	2,509	2,349	6.8	–	–	–	9,157	8,936	2.5
174	172	1.2	584	717	(18.5)	2	4	(50.0)	3,079	2,715	13.4
7,513	6,477	16.0	29,659	29,684	(.1)	97,370	100,867	(3.5)	351,048	340,807	3.0
13,807	13,904	(.7)	694	638	8.8	432	481	(10.2)	67,183	65,423	2.7
4,716	3,950	19.4	444	1,329	(66.6)	1	1	–	48,347	45,522	6.2
27,081	23,203	16.7	54	37	45.9	85	136	(37.5)	86,635	75,360	15.0
5,228	4,892	6.9	–	–	–	842	479	75.8	46,119	46,673	(1.2)

50,832	45,949	10.6	1,192	2,004	(40.5)	1,360	1,097	24.0	248,284	232,978	6.6
2,375	2,223	6.8	6,033	5,698	5.9	11,874	11,724	1.3	39,675	37,105	6.9

U. S. Bancorp	31

Noninterest expense decreased $89 million (7.1 percent) in the third quarter and $113 million (3.1 percent) in the first nine months of 2013, compared with the same periods of 2012. The decreases reflected reductions in mortgage servicing review-related costs, compensation and employee benefits expense, costs related to other intangibles expense and other real estate owned, partially offset by higher net shared services costs.

The provision for credit losses decreased $189 million (54.2 percent) in the third quarter and $300 million (34.2 percent) in the first nine months of 2013, compared with the same periods of 2012, due to lower net charge-offs and a favorable change in the reserve allocation. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .52 percent in the third quarter of 2013, compared with .99 percent in the third quarter of 2012. Nonperforming assets were $1.4 billion at September 30, 2013, June 30, 2013 and September 30, 2012. Nonperforming assets as a percentage of period-end loans were 1.14 percent at September 30, 2013, 1.13 percent at June 30, 2013, and 1.16 percent at September 30, 2012. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $34 million of the Company’s net income in the third quarter and $116 million in the first nine months of 2013, or decreases of $9 million (20.9 percent) and $13 million (10.1 percent), respectively, compared with the same periods of 2012, reflecting the impact of higher noninterest expense, partially offset by higher net revenue.

Net revenue increased $21 million (5.7 percent) in the third quarter and $86 million (7.9 percent) in the first nine months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $2 million (2.3 percent) in the third quarter and increased $3 million (1.1 percent) in the first nine months of 2013, compared with the same periods of 2012, reflecting the net impact of higher average loan and deposit balances, offset by lower rates on the margin benefit of deposits. Noninterest income increased $23 million (8.2 percent) in the third quarter and $83 million (10.0 percent) in the first nine months of 2013, compared with the same periods of 2012, due to the impact of improved market conditions, business expansion and higher investment products fees. Noninterest expense increased $33 million (11.1 percent) in the third quarter and $105 million (11.9 percent) in the first nine months of 2013, compared with the same periods of 2012. The increases in noninterest expense were primarily due to higher total compensation and employee benefits expense, and an increase in net shared services costs, including the impact of business expansion and higher litigation-related costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $318 million and $896 million of the Company’s net income in the third quarter and first nine months of 2013, respectively, or decreases of $59 million (15.6 percent) and $51 million (5.4 percent), respectively, compared with the same periods of 2012. The decrease in the third quarter of 2013 from the third quarter of 2012 was driven by higher noninterest expense and provision for credit losses and lower net revenue. The decrease for the first nine months of 2013 from the same period of 2012 was driven by higher noninterest expense and provision for credit losses, partially offset by higher net revenue.

Net revenue decreased $21 million (1.7 percent) in the third quarter and increased $9 million (.3 percent) in the first nine months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, increased $11 million (2.9 percent) in the third quarter and $14 million (1.2 percent) in the first nine months of 2013, compared with the same periods of 2012, primarily due to higher average loan balances, improved loan rates and lower rebate costs on the Company’s government card program. Noninterest income decreased $32 million (3.7 percent) in the third quarter and $5 million (.2 percent) in the first nine months of 2013, compared with the same periods of 2012, due to the impact of the gain on a credit card portfolio sale in the third quarter of 2012 and lower corporate payment products revenue due to a reduction in government-related transactions, partially offset by higher credit and debit card revenue, primarily due to higher volumes and business expansion. Merchant processing services revenue was also higher over the prior year due to higher volumes and fee-based product revenue.

Noninterest expense increased $35 million (7.1 percent) in the third quarter and $87 million (5.9 percent) in the first nine months of 2013, compared with the same periods of 2012, primarily due to higher

32	U. S. Bancorp

total compensation and employee benefits expense, technology and communications expense and net shared services expense, including the impact of business expansion, partially offset by reductions in other intangibles expense. The provision for credit losses increased $37 million (27.4 percent) in the third quarter and $5 million (.9 percent) in the first nine months of 2013, compared with the same periods of 2012, principally due to lower reserve releases, partially offset by lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 3.16 percent in the third quarter of 2013, compared with 3.43 percent in the third quarter of 2012.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, the net effect of transfer pricing related to average balances, income taxes not allocated to business lines, including most tax-advantaged investments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $440 million in the third quarter and $1.4 billion in the first nine months of 2013, compared with $394 million and $1.1 billion in the same periods of 2012, respectively.

Net revenue increased $9 million (1.4 percent) in the third quarter and $132 million (7.5 percent) in the first nine months of 2013, compared with the same periods of 2012. Net interest income, on a taxable-equivalent basis, decreased $24 million (4.0 percent) in the third quarter and increased $47 million (2.9 percent) in the first nine months of 2013, compared with the same periods of 2012, reflecting the net impact of lower rates on loans and investment securities, offset by lower long-term funding costs. Noninterest income increased $33 million in the third quarter and $85 million (64.9 percent) in the first nine months of 2013, compared with the same periods of 2012, primarily due to higher commercial products revenue. In addition, noninterest income for the third quarter of 2013 was higher than the third quarter of 2012 due to increased equity investment revenue. Noninterest income for the first nine months of 2013 was also higher than the same period of the prior year due to a favorable change in net securities gains (losses) as the Company recognized impairments on a number of securities in the second quarter of 2012.

Noninterest expense decreased $16 million (6.3 percent) in the third quarter and $233 million (29.3 percent) in the first nine months of 2013, compared with the same periods of 2012, principally reflecting a reduction in litigation-related costs and net shared services expense. These decreases were partially offset by increases in total compensation and employee benefits expense and higher costs related to investments in affordable housing and other tax-advantaged projects. In addition, noninterest expense for the first nine months of 2013 was lower than the same period of the prior year due to the prior year Visa accrual and lower insurance-related costs.

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

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators under the FDIC Improvement Act prompt corrective action provisions that are currently effective, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets using Basel I definition,
•	Tier 1 common equity to risk-weighted assets using Basel I definition,
•	Common equity tier 1 to risk-weighted assets estimated using the Basel III capital regulations released by the Federal Reserve Board in July 2013, and for additional information,
•	Common equity tier 1 to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012.

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

U. S. Bancorp	33

There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	September 30, 2013	December 31, 2012
Total equity	$41,552	$40,267
Preferred stock	(4,756)	(4,769)
Noncontrolling interests	(1,420)	(1,269)
Goodwill (net of deferred tax liability)	(8,319)	(8,351)
Intangible assets, other than mortgage servicing rights	(878)	(1,006)

Tangible common equity (a)	26,179	24,872

Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition	32,707	31,203
Preferred stock	(4,756)	(4,769)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital	(686)	(685)

Tier 1 common equity using Basel I definition (b)	27,265	25,749

Tangible common equity (as calculated above)	26,179
Adjustments (1)	258

Common equity tier 1 estimated using the Basel III capital regulations released by the Federal Reserve Board in July 2013 (c)	26,437

Tangible common equity (as calculated above)		24,872
Adjustments (2)		126

Common equity tier 1 approximated using proposed rules for the Basel III standardized approach released June 2012 (d)		24,998

Total assets	360,681	353,855
Goodwill (net of deferred tax liability)	(8,319)	(8,351)
Intangible assets, other than mortgage servicing rights	(878)	(1,006)

Tangible assets (e)	351,484	344,498

Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (f)	293,155
Adjustments (3)	13,473

Risk-weighted assets estimated using the Basel III capital regulations released by the Federal Reserve Board in July 2013 (g)	306,628

Risk-weighted assets, determined in accordance with prescribed regulatory requirements using Basel I definition (f)		287,611
Adjustments (4)		21,233

Risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (h)		308,844
Ratios
Tangible common equity to tangible assets (a)/(e)	7.4%	7.2%
Tangible common equity to risk-weighted assets using Basel I definition (a)/(f)	8.9	8.6
Tier 1 common equity to risk-weighted assets using Basel I definition (b)/(f)	9.3	9.0
Common equity tier 1 to risk-weighted assets estimated using the Basel III capital regulations released by the Federal Reserve Board in July 2013 (c)/(g)	8.6	–
Common equity tier 1 to risk-weighted assets approximated using proposed rules for the Basel III standardized approach released June 2012 (d)/(h)	–	8.1

(1)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and unrealized losses on securities transferred from available-for-sale to held-to-maturity included in accumulated other comprehensive income.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income, unrealized losses on securities transferred from available-for-sale to held-to-maturity included in accumulated other comprehensive income and disallowed mortgage servicing rights.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities and mortgage servicing rights, and other adjustments.
(4)	Includes higher risk-weighting for residential mortgages, unfunded loan commitments, investment securities and mortgage servicing rights, and other adjustments.

34	U. S. Bancorp

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

U. S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$11,615	$8,252
Investment securities
Held-to-maturity (fair value $36,632 and $34,952, respectively; including $937 and $1,482 at fair value pledged as collateral, respectively) (a)	36,904	34,389
Available-for-sale ($1,105 and $2,042 pledged as collateral, respectively) (a)	39,307	40,139
Loans held for sale (including $3,844 and $7,957 of mortgage loans carried at fair value, respectively)	3,858	7,976
Loans
Commercial	68,958	66,223
Commercial real estate	38,678	36,953
Residential mortgages	50,170	44,018
Credit card	17,063	17,115
Other retail	47,114	47,712
Total loans, excluding covered loans	221,983	212,021
Covered loans	9,396	11,308
Total loans	231,379	223,329
Less allowance for loan losses	(4,258)	(4,424)
Net loans	227,121	218,905
Premises and equipment	2,608	2,670
Goodwill	9,173	9,143
Other intangible assets	3,455	2,706
Other assets (including $168 and $47 of trading securities at fair value pledged as collateral, respectively) (a)	26,640	29,675
Total assets	$360,681	$353,855
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$72,333	$74,172
Interest-bearing	152,861	145,972
Time deposits greater than $100,000	36,522	29,039
Total deposits	261,716	249,183
Short-term borrowings	26,128	26,302
Long-term debt	18,750	25,516
Other liabilities	12,535	12,587
Total liabilities	319,129	313,588
Shareholders’ equity
Preferred stock	4,756	4,769
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 9/30/13 and 12/31/12 —2,125,725,742 shares	21	21
Capital surplus	8,188	8,201
Retained earnings	37,692	34,720
Less cost of common stock in treasury: 9/30/13—294,069,246 shares; 12/31/12 —256,294,227 shares	(9,174)	(7,790)
Accumulated other comprehensive income (loss)	(1,351)	(923)
Total U.S. Bancorp shareholders’ equity	40,132	38,998
Noncontrolling interests	1,420	1,269
Total equity	41,552	40,267
Total liabilities and equity	$360,681	$353,855

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See	Notes to Consolidated Financial Statements.

36	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2013	2012	2013	2012
Interest Income
Loans	$2,568	$2,650	$7,682	$7,919
Loans held for sale	46	76	172	208
Investment securities	420	438	1,222	1,376
Other interest income	34	63	141	184
Total interest income	3,068	3,227	9,217	9,687
Interest Expense
Deposits	134	172	433	530
Short-term borrowings	98	103	270	353
Long-term debt	178	226	587	786
Total interest expense	410	501	1,290	1,669
Net interest income	2,658	2,726	7,927	8,018
Provision for credit losses	298	488	1,063	1,439
Net interest income after provision for credit losses	2,360	2,238	6,864	6,579
Noninterest Income
Credit and debit card revenue	244	213	702	650
Corporate payment products revenue	192	201	540	566
Merchant processing services	371	345	1,091	1,041
ATM processing services	83	87	248	263
Trust and investment management fees	280	265	842	779
Deposit service charges	180	174	493	483
Treasury management fees	134	135	408	411
Commercial products revenue	207	225	616	652
Mortgage banking revenue	328	519	1,125	1,461
Investment products fees	46	38	133	111
Securities gains (losses), net
Realized gains (losses), net	–	16	21	46
Total other-than-temporary impairment	(2)	(13)	(5)	(61)
Portion of other-than-temporary impairment recognized in other comprehensive income	(1)	(2)	(8)	(3)
Total securities gains (losses), net	(3)	1	8	(18)
Other	115	193	412	591
Total noninterest income	2,177	2,396	6,618	6,990
Noninterest Expense
Compensation	1,088	1,109	3,268	3,237
Employee benefits	278	225	865	714
Net occupancy and equipment	240	233	709	683
Professional services	94	144	263	364
Marketing and business development	85	96	254	285
Technology and communications	214	205	639	607
Postage, printing and supplies	76	75	230	226
Other intangibles	55	67	167	208
Other	435	455	1,197	1,446
Total noninterest expense	2,565	2,609	7,592	7,770
Income before income taxes	1,972	2,025	5,890	5,799
Applicable income taxes	542	593	1,629	1,684
Net income	1,430	1,432	4,261	4,115
Net (income) loss attributable to noncontrolling interests	38	42	119	112
Net income attributable to U.S. Bancorp	$1,468	$1,474	$4,380	$4,227
Net income applicable to U.S. Bancorp common shareholders	$1,400	$1,404	$4,163	$4,034
Earnings per common share	$.76	$.74	$2.26	$2.13
Diluted earnings per common share	$.76	$.74	$2.25	$2.12
Dividends declared per common share	$.230	$.195	$.655	$.585
Average common shares outstanding	1,832	1,886	1,844	1,892
Average diluted common shares outstanding	1,843	1,897	1,854	1,901

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2013	2012	2013	2012
Net income	$1,430	$1,432	$4,261	$4,115
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	(237)	300	(1,032)	738
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	2	8	3
Changes in unrealized gains and losses on derivative hedges	(17)	(30)	33	(68)
Foreign currency translation	13	26	(20)	34
Changes in unrealized gains and losses on retirement plans	38	–	37	–
Reclassification to earnings of realized gains and losses	99	69	270	260
Income taxes related to other comprehensive income	40	(140)	276	(370)
Total other comprehensive income (loss)	(63)	227	(428)	597
Comprehensive income	1,367	1,659	3,833	4,712
Comprehensive (income) loss attributable to noncontrolling interests	38	42	119	112
Comprehensive income attributable to U.S. Bancorp	$1,405	$1,701	$3,952	$4,824

See	Notes to Consolidated Financial Statements.

38	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	1,910	$2,606	$21	$8,238	$30,785	$(6,472)	$(1,200)	$33,978	$993	$34,971
Net income (loss)					4,227			4,227	(112)	4,115
Other comprehensive income (loss)							597	597		597
Preferred stock dividends					(174)			(174)		(174)
Common stock dividends					(1,108)			(1,108)		(1,108)
Issuance of preferred stock		2,163						2,163		2,163
Issuance of common and treasury stock	16			(111)		495		384		384
Purchase of treasury stock	(46)					(1,465)		(1,465)		(1,465)
Distributions to noncontrolling interests								–	(60)	(60)
Net other changes in noncontrolling interests								–	343	343
Stock option and restricted stock grants				59				59		59
Balance September 30, 2012	1,880	$4,769	$21	$8,186	$33,730	$(7,442)	$(603)	$38,661	$1,164	$39,825

Balance December 31, 2012	1,869	$4,769	$21	$8,201	$34,720	$(7,790)	$(923)	$38,998	$1,269	$40,267
Net income (loss)					4,380			4,380	(119)	4,261
Other comprehensive income (loss)							(428)	(428)		(428)
Redemption of preferred stock		(500)		8	(8)			(500)		(500)
Preferred stock dividends					(189)			(189)		(189)
Common stock dividends					(1,211)			(1,211)		(1,211)
Issuance of preferred stock		487						487		487
Issuance of common and treasury stock	15			(114)		459		345		345
Purchase of treasury stock	(52)					(1,843)		(1,843)		(1,843)
Distributions to noncontrolling interests								–	(45)	(45)
Net other changes in noncontrolling interests								–	315	315
Stock option and restricted stock grants				93				93		93
Balance September 30, 2013	1,832	$4,756	$21	$8,188	$37,692	$(9,174)	$(1,351)	$40,132	$1,420	$41,552

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income attributable to U.S. Bancorp	$4,380	$4,227
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,063	1,439
Depreciation and amortization of premises and equipment	222	212
Amortization of intangibles	167	208
Provision for deferred income taxes	(38)	29
(Gain) loss on sale of loans held for sale	(864)	(1,982)
(Gain) loss on sale of securities and other assets	(42)	(198)
Loans originated for sale in the secondary market, net of repayments	(49,411)	(60,331)
Proceeds from sales of loans held for sale	53,845	59,052
Other, net	(665)	1,219
Net cash provided by operating activities	8,657	3,875
Investing Activities
Proceeds from sales of available-for-sale investment securities	766	1,753
Proceeds from maturities of held-to-maturity investment securities	6,854	4,005
Proceeds from maturities of available-for-sale investment securities	8,395	11,664
Purchases of held-to-maturity investment securities	(9,439)	(8,003)
Purchases of available-for-sale investment securities	(9,381)	(12,065)
Net increase in loans outstanding	(8,495)	(9,518)
Proceeds from sales of loans	620	1,614
Purchases of loans	(1,883)	(2,139)
Acquisitions, net of cash acquired	–	94
Other, net	(100)	(668)
Net cash used in investing activities	(12,663)	(13,263)
Financing Activities
Net increase in deposits	12,533	13,099
Net decrease in short-term borrowings	(174)	(2,616)
Proceeds from issuance of long-term debt	198	4,553
Principal payments or redemption of long-term debt	(2,380)	(10,271)
Proceeds from issuance of preferred stock	487	2,163
Proceeds from issuance of common stock	331	342
Redemption of preferred stock	(500)	–
Repurchase of common stock	(1,779)	(1,343)
Cash dividends paid on preferred stock	(193)	(139)
Cash dividends paid on common stock	(1,154)	(980)
Net cash provided by financing activities	7,369	4,808
Change in cash and due from banks	3,363	(4,580)
Cash and due from banks at beginning of period	8,252	13,962
Cash and due from banks at end of period	$11,615	$9,382

See	Notes to Consolidated Financial Statements.

40	U. S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2013					December 31, 2012
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$3,368	$9	$–	$(60)	$3,317	$3,154	$27	$–	$–	$3,181
Mortgage-backed securities
Residential
Agency	33,378	234	–	(454)	33,158	31,064	545	–	(6)	31,603
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Commercial non-agency	1	–	–	–	1	2	–	–	–	2
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	2	9	–	–	11	7	15	–	–	22
Other	16	4	(1)	(1)	18	19	2	(3)	(1)	17
Obligations of state and political subdivisions	17	–	–	–	17	20	1	–	–	21
Obligations of foreign governments	7	–	–	–	7	7	–	–	–	7
Other debt securities	114	–	–	(12)	102	115	–	–	(17)	98
Total held-to-maturity	$36,904	$256	$(1)	$(527)	$36,632	$34,389	$590	$(3)	$(24)	$34,952
Available-for-sale (b)
U.S. Treasury and agencies	$1,567	$5	$–	$(51)	$1,521	$1,211	$16	$–	$(1)	$1,226
Mortgage-backed securities
Residential
Agency	29,136	476	–	(392)	29,220	28,754	746	–	(5)	29,495
Non-agency
Prime (c)	513	2	(10)	(5)	500	641	3	(16)	(4)	624
Non-prime (d)	307	3	(6)	(1)	303	372	4	(20)	(1)	355
Commercial agency	165	4	–	–	169	185	8	–	–	193
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	20	5	–	–	25	32	10	–	–	42
Other	598	13	–	(1)	610	579	14	–	(1)	592
Obligations of state and political subdivisions	5,732	134	–	(46)	5,820	6,059	396	–	–	6,455
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	734	–	–	(92)	642	814	2	–	(85)	731
Perpetual preferred securities	205	24	–	(20)	209	205	27	–	(14)	218
Other investments	257	25	–	–	282	182	20	–	–	202
Total available-for-sale	$39,240	$691	$(16)	$(608)	$39,307	$39,040	$1,246	$(36)	$(111)	$40,139

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.5 years at September 30, 2013, compared with 4.1 years at December 31, 2012. The corresponding weighted-average yields were 2.70 percent and 2.93 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.2 years at September 30, 2013, and 3.3 years at December 31, 2012. The corresponding weighted-average yields were 1.97 percent and 1.94 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2013, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $15.5 billion at September 30, 2013, and $20.1 billion at December 31, 2012, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $2.0 billion at September 30, 2013, and $3.5 billion at December 31, 2012.

42	U. S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Taxable	$357	$369	$1,029	$1,166
Non-taxable	63	69	193	210
Total interest income from investment securities	$420	$438	$1,222	$1,376

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Realized gains	$–	$115	$21	$145
Realized losses	–	(99)	–	(99)
Net realized gains (losses)	$–	$16	$21	$46
Income tax (benefit) on net realized gains (losses)	$–	$7	$8	$18

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities.

The following tables summarize other-than-temporary impairment by investment category:

	2013			2012
Three Months Ended September 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$–	$(1)	$(5)	$(3)	$(8)
Non-prime (b)	(2)	1	(1)	(10)	5	(5)
Total available-for-sale	$(3)	$1	$(2)	$(15)	$2	$(13)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

	2013			2012
Nine Months Ended September 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(5)	$2	$(3)	$(8)	$(12)	$(20)
Non-prime (b)	(8)	6	(2)	(27)	15	(12)
Commercial non-agency	–	–	–	(1)	(1)	(2)
Other asset-backed securities	–	–	–	(1)	1	–
Perpetual preferred securities	–	–	–	(27)	–	(27)
Total available-for-sale	$(13)	$8	$(5)	$(64)	$3	$(61)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

U. S. Bancorp	43

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

The following table includes the ranges for principal assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired:

	Prime (a)			Non-Prime (b)
	Minimum	Maximum	Average	Minimum	Maximum	Average
September 30, 2013
Estimated lifetime prepayment rates	12%	18%	13%	4%	10%	6%
Lifetime probability of default rates	3	5	4	5	10	7
Lifetime loss severity rates	25	50	48	15	60	51
December 31, 2012
Estimated lifetime prepayment rates	6%	22%	14%	3%	10%	6%
Lifetime probability of default rates	3	6	4	3	10	7
Lifetime loss severity rates	40	50	47	45	65	56

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities (excluding perpetual preferred securities) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$124	$277	$134	$298
Additions to Credit Losses Due to Other-than-temporary Impairments
Credit losses on securities not previously considered other-than-temporarily impaired	–	2	–	5
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	3	13	13	32
Total other-than-temporary impairment on debt securities	3	15	13	37
Other Changes in Credit Losses
Increases in expected cash flows	(1)	–	(2)	(14)
Realized losses (a)	(4)	(4)	(18)	(33)
Credit losses on security sales and securities expected to be sold	–	(142)	(5)	(142)
Balance at end of period	$122	$146	$122	$146

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

44	U. S. Bancorp

At September 30, 2013, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2013:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$1,056	$(60)	$–	$–	$1,056	$(60)
Mortgage-backed securities
Residential agency	20,034	(452)	85	(2)	20,119	(454)
Commercial non-agency	1	–	–	–	1	–
Other asset-backed securities	–	–	10	(2)	10	(2)
Obligations of state and political subdivisions	8	–	–	–	8	–
Other debt securities	–	–	13	(12)	13	(12)

Total held-to-maturity	$21,099	$(512)	$108	$(16)	$21,207	$(528)

Available-for-sale
U.S. Treasury and agencies	$853	$(51)	$–	$–	$853	$(51)
Mortgage-backed securities
Residential
Agency	13,540	(389)	343	(3)	13,883	(392)
Non-agency (a)
Prime (b)	137	(2)	206	(13)	343	(15)
Non-prime (c)	128	(2)	81	(5)	209	(7)
Commercial agency	61	–	–	–	61	–
Other asset-backed securities	25	(1)	3	–	28	(1)
Obligations of state and political subdivisions	1,382	(46)	10	–	1,392	(46)
Corporate debt securities	214	(5)	420	(87)	634	(92)
Perpetual preferred securities	–	–	112	(20)	112	(20)

Total available-for-sale	$16,340	$(496)	$1,175	$(128)	$17,515	$(624)

(a)	The Company has $22 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2013, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U. S. Bancorp	45

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2013		December 31, 2012
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$63,696	27.5%	$60,742	27.2%
Lease financing	5,262	2.3	5,481	2.5
Total commercial	68,958	29.8	66,223	29.7
Commercial Real Estate
Commercial mortgages	31,467	13.6	31,005	13.9
Construction and development	7,211	3.1	5,948	2.6
Total commercial real estate	38,678	16.7	36,953	16.5
Residential Mortgages
Residential mortgages	36,484	15.8	32,648	14.6
Home equity loans, first liens	13,686	5.9	11,370	5.1
Total residential mortgages	50,170	21.7	44,018	19.7
Credit Card	17,063	7.4	17,115	7.7
Other Retail
Retail leasing	5,761	2.5	5,419	2.4
Home equity and second mortgages	15,544	6.7	16,726	7.5
Revolving credit	3,289	1.4	3,332	1.5
Installment	5,717	2.4	5,463	2.4
Automobile	13,130	5.7	12,593	5.6
Student	3,673	1.6	4,179	1.9
Total other retail	47,114	20.3	47,712	21.3
Total loans, excluding covered loans	221,983	95.9	212,021	94.9
Covered Loans	9,396	4.1	11,308	5.1
Total loans	$231,379	100.0%	$223,329	100.0%

The Company had loans of $75.3 billion at September 30, 2013, and $74.1 billion at December 31, 2012, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $51.6 billion at September 30, 2013, and $48.6 billion at December 31, 2012, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $539 million at September 30, 2013, and $753 million at December 31, 2012. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$1,802	$2,431	$1,709	$2,619
Purchases	–	–	–	13
Accretion	(119)	(109)	(380)	(337)
Disposals	(51)	(37)	(120)	(135)
Reclassifications (to)/from nonaccretable difference (a)	119	58	177	191
Other (b)	–	(14)	365	(22)
Balance at end of period	$1,751	$2,329	$1,751	$2,329

(a)	Primarily relates to changes in expected credit performance.
(b)	The amount for the nine months ended September 30, 2013, primarily represents the reclassification of unamortized decreases in the FDIC asset (which are now presented as a separate component within the covered assets table on page 55), partially offset by the impact of changes in expectations about retaining covered single-family loans beyond the term of the indemnification agreements.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently uses a 12-year period of historical losses in considering actual loss experience, because it believes that period best reflects the losses incurred in the portfolio. This timeframe and the results of the analysis are evaluated quarterly to determine if they are appropriate. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

The allowance recorded for Troubled Debt Restructuring (“TDR”) loans and purchased impaired loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool, or the prior quarter effective rate, respectively. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral less costs to sell. The allowance recorded for all other consumer lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed loan-to-value ratios when possible, portfolio growth and historical losses, adjusted for current trends. The Company also considers any modifications made to consumer lending segment loans including the impacts of any subsequent payment defaults since modification in determining the allowance for credit losses, such as the borrower’s ability to pay under the restructured terms, and the timing and amount of payments.

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

U. S. Bancorp	47

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2013
Balance at beginning of period	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612
Add
Provision for credit losses	19	(22)	70	151	84	302	(4)	298
Deduct
Loans charged off	65	17	62	175	122	441	9	450
Less recoveries of loans charged off	(54)	(23)	(5)	(15)	(24)	(121)	(1)	(122)

Net loans charged off	11	(6)	57	160	98	320	8	328
Other changes (a)	–	–	–	–	–	–	(4)	(4)

Balance at end of period	$1,031	$761	$934	$865	$824	$4,415	$163	$4,578

2012
Balance at beginning of period	$1,037	$941	$939	$996	$828	$4,741	$123	$4,864
Add
Provision for credit losses	63	(22)	143	119	185	488	–	488
Deduct
Loans charged off	90	47	127	186	187	637	2	639
Less recoveries of loans charged off	(24)	(22)	(6)	(19)	(30)	(101)	–	(101)

Net loans charged off	66	25	121	167	157	536	2	538
Other changes (a)	–	–	–	(33)	–	(33)	(10)	(43)

Balance at end of period	$1,034	$894	$961	$915	$856	$4,660	$111	$4,771

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and for the three months ended September 30, 2013, reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2013
Balance at beginning of period	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733
Add
Provision for credit losses	64	(100)	222	495	305	986	77	1,063
Deduct
Loans charged off	184	76	243	559	412	1,474	31	1,505
Less recoveries of loans charged off	(100)	(80)	(20)	(66)	(83)	(349)	(3)	(352)

Net loans charged off	84	(4)	223	493	329	1,125	28	1,153
Other changes (a)	–	–	–	–	–	–	(65)	(65)

Balance at end of period	$1,031	$761	$934	$865	$824	$4,415	$163	$4,578

2012
Balance at beginning of period	$1,010	$1,154	$927	$992	$831	$4,914	$100	$5,014
Add
Provision for credit losses	247	(111)	376	462	431	1,405	34	1,439
Deduct
Loans charged off	296	206	357	585	503	1,947	4	1,951
Less recoveries of loans charged off	(73)	(57)	(15)	(79)	(97)	(321)	(1)	(322)

Net loans charged off	223	149	342	506	406	1,626	3	1,629
Other changes (a)	–	–	–	(33)	–	(33)	(20)	(53)

Balance at end of period	$1,034	$894	$961	$915	$856	$4,660	$111	$4,771

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and for the nine months ended September 30, 2013, reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.

48	U. S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at September 30, 2013 Related to
Loans individually evaluated for impairment (a)	$9	$7	$–	$–	$–	$16	$–	$16
TDRs collectively evaluated for impairment	21	21	341	101	83	567	5	572
Other loans collectively evaluated for impairment	1,001	719	593	764	741	3,818	10	3,828
Loans acquired with deteriorated credit quality	–	14	–	–	–	14	148	162

Total allowance for credit losses	$1,031	$761	$934	$865	$824	$4,415	$163	$4,578

Allowance Balance at December 31, 2012 Related to
Loans individually evaluated for impairment (a)	$10	$30	$–	$–	$–	$40	$–	$40
TDRs collectively evaluated for impairment	28	29	446	153	97	753	1	754
Other loans collectively evaluated for impairment	1,013	791	489	710	751	3,754	17	3,771
Loans acquired with deteriorated credit quality	–	7	–	–	–	7	161	168

Total allowance for credit losses	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2013
Loans individually evaluated for impairment (a)	$171	$253	$–	$–	$–	$424	$48	$472
TDRs collectively evaluated for impairment	171	360	4,357	335	281	5,504	100	5,604
Other loans collectively evaluated for impairment	68,615	37,979	45,812	16,728	46,833	215,967	5,172	221,139
Loans acquired with deteriorated credit quality	1	86	1	–	–	88	4,076	4,164

Total loans	$68,958	$38,678	$50,170	$17,063	$47,114	$221,983	$9,396	$231,379

December 31, 2012
Loans individually evaluated for impairment (a)	$171	$510	$–	$–	$–	$681	$48	$729
TDRs collectively evaluated for impairment	185	391	4,199	442	313	5,530	145	5,675
Other loans collectively evaluated for impairment	65,863	35,952	39,813	16,673	47,399	205,700	5,814	211,514
Loans acquired with deteriorated credit quality	4	100	6	–	–	110	5,301	5,411

Total loans	$66,223	$36,953	$44,018	$17,115	$47,712	$212,021	$11,308	$223,329

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2013
Commercial	$68,573	$219	$50	$116	$68,958
Commercial real estate	38,253	62	7	356	38,678
Residential mortgages (a)	48,820	350	268	732	50,170
Credit card	16,567	212	190	94	17,063
Other retail	46,598	234	76	206	47,114

Total loans, excluding covered loans	218,811	1,077	591	1,504	221,983
Covered loans	8,584	142	514	156	9,396

Total loans	$227,395	$1,219	$1,105	$1,660	$231,379

December 31, 2012
Commercial	$65,701	$341	$58	$123	$66,223
Commercial real estate	36,241	158	8	546	36,953
Residential mortgages (a)	42,728	348	281	661	44,018
Credit card	16,525	227	217	146	17,115
Other retail	47,109	290	96	217	47,712

Total loans, excluding covered loans	208,304	1,364	660	1,693	212,021
Covered loans	9,900	359	663	386	11,308

Total loans	$218,204	$1,723	$1,323	$2,079	$223,329

(a)	At September 30, 2013, $399 million of loans 30–89 days past due and $3.5 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $441 million and $3.2 billion at December 31, 2012, respectively.

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

50	U. S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2013
Commercial	$66,791	$1,103	$1,064	$2,167	$68,958
Commercial real estate	36,796	578	1,304	1,882	38,678
Residential mortgages (b)	49,052	6	1,112	1,118	50,170
Credit card	16,779	–	284	284	17,063
Other retail	46,744	34	336	370	47,114

Total loans, excluding covered loans	216,162	1,721	4,100	5,821	221,983
Covered loans	9,061	39	296	335	9,396

Total loans	$225,223	$1,760	$4,396	$6,156	$231,379

Total outstanding commitments	$460,484	$3,124	$5,055	$8,179	$468,663

December 31, 2012
Commercial	$63,906	$1,114	$1,203	$2,317	$66,223
Commercial real estate	34,096	621	2,236	2,857	36,953
Residential mortgages (b)	42,897	18	1,103	1,121	44,018
Credit card	16,752	–	363	363	17,115
Other retail	47,294	36	382	418	47,712

Total loans, excluding covered loans	204,945	1,789	5,287	7,076	212,021
Covered loans	10,786	61	461	522	11,308

Total loans	$215,731	$1,850	$5,748	$7,598	$223,329

Total outstanding commitments	$442,047	$3,231	$6,563	$9,794	$451,841

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2013, $3.5 billion of GNMA loans 90 days or more past due and $1.9 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.2 billion and $2.4 billion at December 31, 2012, respectively.

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

Factors used by the Company in determining whether all principal and interest payments due on commercial and commercial real estate loans will be collected and therefore whether those loans are impaired include, but are not limited to, the financial condition of the borrower, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on industry, geographic location and certain financial ratios. The evaluation of impairment on residential mortgages, credit card loans and other retail loans is primarily driven by delinquency status of individual loans or whether a loan has been modified, and considers any government guarantee where applicable. Individual covered loans, whose future losses are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company, are evaluated for impairment and accounted for in a manner consistent with the class of loan they would have been included in had the loss sharing coverage not been in place.

U. S. Bancorp	51

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2013
Commercial	$375	$857	$38	$25
Commercial real estate	721	1,570	36	14
Residential mortgages	2,762	3,404	323	2
Credit card	335	335	101	–
Other retail	408	609	86	3

Total impaired loans, excluding GNMA and covered loans	4,601	6,775	584	44
Loans purchased from GNMA mortgage pools	1,915	1,915	29	–
Covered loans	503	1,186	34	7

Total	$7,019	$9,876	$647	$51

December 31, 2012
Commercial	$404	$1,200	$40	$39
Commercial real estate	1,077	2,251	70	4
Residential mortgages	2,748	3,341	415	–
Credit card	442	442	153	–
Other retail	443	486	101	3

Total impaired loans, excluding GNMA and covered loans	5,114	7,720	779	46
Loans purchased from GNMA mortgage pools	1,778	1,778	39	–
Covered loans	767	1,584	20	12

Total	$7,659	$11,082	$838	$58

(a)	Substantially all loans classified as impaired at September 30, 2013 and December 31, 2012, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2013		2012
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$380	$5	$413	$6
Commercial real estate	819	6	1,250	12
Residential mortgages	2,765	32	2,752	31
Credit card	347	3	495	6
Other retail	417	7	354	3

Total impaired loans, excluding GNMA and covered loans	4,728	53	5,264	58
Loans purchased from GNMA mortgage pools	1,883	22	1,492	20
Covered loans	519	6	883	7

Total	$7,130	$81	$7,639	$85

Nine Months Ended September 30
Commercial	$384	$24	$496	$11
Commercial real estate	950	27	1,371	29
Residential mortgages	2,744	99	2,692	87
Credit card	380	12	529	22
Other retail	431	19	259	7

Total impaired loans, excluding GNMA and covered loans	4,889	181	5,347	156
Loans purchased from GNMA mortgage pools	1,869	68	1,363	51
Covered loans	588	21	1,042	20

Total	$7,346	$270	$7,752	$227

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

52	U. S. Bancorp

The following table provides a summary of loans modified as TDRs by portfolio class:

	2013			2012
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	551	$62	$60	1,754	$54	$58
Commercial real estate	48	76	73	63	91	80
Residential mortgages	338	42	42	2,717	344	336
Credit card	6,447	39	38	14,137	52	67
Other retail	847	21	21	6,231	159	156

Total loans, excluding GNMA and covered loans	8,231	240	234	24,902	700	697
Loans purchased from GNMA mortgage pools	2,315	300	284	4,859	660	589
Covered loans	38	19	11	73	49	46

Total loans	10,584	$559	$529	29,834	$1,409	$1,332

Nine Months Ended September 30
Commercial	1,962	$150	$140	4,081	$215	$195
Commercial real estate	147	193	186	245	416	390
Residential mortgages	1,575	214	210	3,788	529	517
Credit card	20,147	122	122	39,040	189	203
Other retail	3,519	86	85	8,028	194	191

Total loans, excluding GNMA and covered loans	27,350	765	743	55,182	1,543	1,496
Loans purchased from GNMA mortgage pools	6,450	822	782	8,436	1,116	1,087
Covered loans	109	85	64	166	246	234

Total loans	33,909	$1,672	$1,589	63,784	$2,905	$2,817

Residential mortgages, home equity and second mortgages, and loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2013, at September 30, 2013, 142 residential mortgages, 5 home equity and second mortgage loans and 1,905 loans purchased from GNMA mortgage pools with outstanding balances of $18 million, less than $1 million and $247 million, respectively, were in a trial period and have estimated post-modification balances of $16 million, less than $1 million and $231 million, respectively, assuming permanent modification occurs at the end of the trial period.

The Company has implemented certain restructuring programs that may result in TDRs. However, many of the Company’s TDRs are also determined on a case-by-case basis in connection with ongoing loan collection processes.

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

Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company participates in the U.S. Department of Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify residential mortgage loans and achieve more affordable monthly payments, with the U.S. Department of Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, or its own internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2013		2012
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	143	$37	195	$2
Commercial real estate	30	18	13	12
Residential mortgages	303	41	116	30
Credit card	1,485	8	2,536	14
Other retail	278	10	189	4

Total loans, excluding GNMA and covered loans	2,239	114	3,049	62
Loans purchased from GNMA mortgage pools	492	69	248	34
Covered loans	24	25	8	3

Total loans	2,755	$208	3,305	$99

Nine Months Ended September 30
Commercial	483	$42	652	$33
Commercial real estate	72	90	96	176
Residential mortgages	673	100	427	64
Credit card	5,109	29	7,452	42
Other retail	1,164	53	531	8

Total loans, excluding GNMA and covered loans	7,501	314	9,158	323
Loans purchased from GNMA mortgage pools	4,795	615	731	106
Covered loans	49	37	49	90

Total loans	12,345	$966	9,938	$519

In addition to the defaults in the table above, during the three and nine months ended September 30, 2013, the Company had a total of 135 and 441 of residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $18 million and $59 million, respectively, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

54	U. S. Bancorp

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	September 30, 2013				December 31, 2012
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$–	$109	$–	$109	$–	$143	$–	$143
Commercial real estate loans	973	1,803	–	2,776	1,323	2,695	–	4,018
Residential mortgage loans	3,103	935	–	4,038	3,978	1,109	–	5,087
Credit card loans	–	5	–	5	–	5	–	5
Other retail loans	–	683	–	683	–	775	–	775
Losses reimbursable by the FDIC (a)	–	–	820	820	–	–	1,280	1,280
Unamortized changes in FDIC asset (b)	–	–	965	965	–	–	–	–

Covered loans	4,076	3,535	1,785	9,396	5,301	4,727	1,280	11,308
Foreclosed real estate	–	–	176	176	–	–	197	197

Total covered assets	$4,076	$3,535	$1,961	$9,572	$5,301	$4,727	$1,477	$11,505

(a)	Relates to loss sharing agreements with remaining terms up to six years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements. These amounts were presented within the separate loan categories prior to January 1, 2013.

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

At September 30, 2013, $9 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $82 million at December 31, 2012, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

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

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs primarily represent private investment funds or partnerships that make equity investments or provide debt financing promoting the development of affordable housing, community development and renewable energy sources. Some of these investments support the Company’s regulatory compliance with the Community Reinvestment Act. In addition, the Company sponsors entities to which it transfers tax-advantaged investments. The Company’s investments in these entities are designed to generate a return primarily through the realization of federal and state income tax credits over specified time periods. The Company realized federal and state income tax credits related to these investments of $441 million and $227 million for the three months ended September 30, 2013, and 2012, respectively, and $981 million and $581 million for the nine months ended September 30, 2013 and 2012, respectively. These tax credits are recognized as a reduction of tax expense or, for certain investments, as a reduction to the related investment asset. The Company also recognized, in its Consolidated Statement of Income, $292 million and $263 million of costs related to these investments for the three months ended September 30, 2013 and 2012, respectively, of which $132 million and $123 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $931 million and $677 million of costs related to these investments for the nine months ended September 30, 2013 and 2012, respectively, of which $512 million and $316 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

During 2013, the Company transferred its control over the most significant activities of certain consolidated community development and tax-advantaged investment VIEs to a third party manager. The third party manager also has provided a guarantee to these VIEs related to the occurrence of certain tax credit recapture events and, therefore, has an obligation to absorb certain losses that could potentially be significant to the VIEs. Previously, the Company consolidated these VIEs because it had a controlling financial interest in the entities. After the transfer of control to the third party manager, the Company no longer had a controlling financial interest and deconsolidated the VIEs. The deconsolidation resulted in a decrease in both assets and liabilities, primarily other assets and long-term debt, respectively, of approximately $4.6 billion. The deconsolidation and remeasurement of the Company’s investment in these unconsolidated VIEs to fair value did not materially impact the Company’s Consolidated Statement of Income. The total amount of the Company’s investment in the VIEs was $1.0 billion at September 30, 2013 and is reported in other assets.

At September 30, 2013, approximately $1.8 billion of the Company’s assets and $434 million of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, compared with $7.1 billion and $5.2 billion, respectively, at December 31, 2012. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or sold to others with a guarantee.

In addition, the Company sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2013, $134 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet are related to the conduit, compared with $144 million at December 31, 2012.

The Company also sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2013, $4.8 billion of available-for-sale securities and $4.7 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $5.3 billion of available-for-sale securities and $5.0 billion of short-term borrowings at December 31, 2012.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be

56	U. S. Bancorp

significant to the VIEs. The Company’s investments in these unconsolidated VIEs generally are carried in other assets on the Consolidated Balance Sheet. The Company’s investments in unconsolidated VIEs at September 30, 2013 ranged from less than $1 million to $40 million, with an aggregate amount of $2.7 billion, net of $1.9 billion of liabilities recorded primarily for unfunded capital commitments of the Company to specific project sponsors. The Company’s investments in unconsolidated VIEs at December 31, 2012, ranged from less than $1 million to $58 million, with an aggregate amount of $1.9 billion, net of liabilities of $1.3 billion recorded primarily for unfunded capital commitments. While the Company believes potential losses from these investments are remote, the Company’s maximum exposure to loss from these unconsolidated VIEs was $7.2 billion at September 30, 2013 and $5.2 billion at December 31, 2012. The maximum exposure to loss was primarily related to community development tax-advantaged investments and included $2.6 billion at September 30, 2013 and $1.8 billion at December 31, 2012, on the Company’s Consolidated Balance Sheet, and $4.5 billion at September 30, 2013 and $3.3 billion at December 31, 2012, of previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The remaining amounts related to investments in private investment funds and partnerships for which the maximum exposure to loss included amounts recorded on the Consolidated Balance Sheet and any unfunded commitments. The maximum exposure was determined by assuming a scenario where the separate investments within the individual private funds become worthless, and the community-based business and housing projects and related tax credits completely fail and do not meet certain government compliance requirements.

Note 5	Mortgage Servicing Rights

The Company serviced $226.7 billion of residential mortgage loans for others at September 30, 2013, and $215.6 billion at December 31, 2012. The net impact included in mortgage banking revenue of fair value changes of MSRs and derivatives used to economically hedge MSRs were net gains of $108 million and $10 million for the three months ended September 30, 2013 and 2012, respectively, and net gains of $163 million and $72 million for the nine months ended September 30, 2013 and 2012, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $192 million and $181 million for the three months ended September 30, 2013 and 2012, respectively, and $566 million and $526 million for the nine months ended September 30, 2013 and 2012, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$2,377	$1,594	$1,700	$1,519
Rights purchased	2	10	7	39
Rights capitalized	187	224	674	700
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	71	(123)	503	(298)
Due to revised assumptions or models (b)	42	(2)	33	(19)
Other changes in fair value (c)	(102)	(150)	(340)	(388)
Balance at end of period	$2,577	$1,553	$2,577	$1,553

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	September 30, 2013						December 31, 2012
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(494)	$(223)	$(107)	$92	$173	$324	$(370)	$(217)	$(118)	$126	$249	$480
Derivative instrument hedges	427	211	102	(93)	(174)	(317)	473	249	124	(121)	(243)	(486)
Net sensitivity	$(67)	$(12)	$(5)	$(1)	$(1)	$7	$103	$32	$6	$5	$6	$(6)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2013				December 31, 2012
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$15,088	$41,192	$170,447	$226,727	$14,143	$39,048	$162,446	$215,637
Fair value	$171	$474	$1,932	$2,577	$154	$314	$1,232	$1,700
Value (bps) (a)	113	115	113	114	109	80	76	79
Weighted-average servicing fees (bps)	39	32	29	30	40	33	30	31
Multiple (value/servicing fees)	2.90	3.59	3.90	3.80	2.73	2.42	2.53	2.55
Weighted-average note rate	4.76%	4.26%	4.19%	4.24%	5.13%	4.57%	4.48%	4.54%
Weighted-average age (in years)	4.0	2.5	2.4	2.5	4.2	2.4	2.5	2.6
Weighted-average expected prepayment (constant prepayment rate)	13.1%	12.6%	12.2%	12.3%	13.2%	21.2%	20.4%	20.1%
Weighted-average expected life (in years)	6.3	6.5	6.8	6.7	6.1	4.2	4.1	4.2
Weighted-average discount rate	12.0%	11.2%	9.8%	10.2%	12.1%	11.4%	10.0%	10.4%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

Note 6	Preferred Stock

At September 30, 2013 and December 31, 2012, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	September 30, 2013				December 31, 2012
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series D	–	–	–	–	20,000	500	–	500
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	–	–	–	–

Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$167	$4,769

(a)	The par value of all shares issued and outstanding at September 30, 2013 and December 31, 2012, was $1.00 per share.

On May 2, 2013, the Company issued depositary shares representing an ownership interest in 20,000 shares of Series H Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series H Preferred Stock”). The Series H Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 5.15 percent. The Series H Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2018. The Series H Preferred stock is redeemable at the Company’s option, in whole, but not in part, prior to July 15, 2018 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series H Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. In conjunction with the issuance of the Series H Preferred Stock, the Company redeemed at par value all shares of its Series D Non-Cumulative Perpetual Preferred Stock on June 3, 2013. The Company included an $8 million loss in its computation of earnings per diluted common share for the first nine months of 2013, which represents the stock issuance costs recorded in capital surplus upon the issuance of the Series D Non-Cumulative Perpetual Preferred Stock that were reclassified to retained earnings on the redemption date.

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

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For- Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2013
Balance at beginning of period	$185	$84	$(313)	$(1,184)	$(60)	$(1,288)
Changes in unrealized gains and losses	(237)	–	(17)	38	–	(216)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	13	13
Reclassification to earnings of realized gains and losses	3	(13)	47	62	–	99
Applicable income taxes	89	5	(11)	(38)	(5)	40

Balance at end of period	$41	$76	$(294)	$(1,122)	$(52)	$(1,351)

2012
Balance at beginning of period	$504	$134	$(447)	$(977)	$(44)	$(830)
Changes in unrealized gains and losses	300	–	(30)	–	–	270
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	2	–	–	–	–	2
Foreign currency translation adjustment	–	–	–	–	26	26
Reclassification to earnings of realized gains and losses	(1)	(21)	53	38	–	69
Applicable income taxes	(115)	8	(9)	(14)	(10)	(140)

Balance at end of period	$690	$121	$(433)	$(953)	$(28)	$(603)

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For- Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2013
Balance at beginning of period	$679	$107	$(404)	$(1,265)	$(40)	$(923)
Changes in unrealized gains and losses	(1,032)	–	33	37	–	(962)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	8	–	–	–	–	8
Foreign currency translation adjustment	–	–	–	–	(20)	(20)
Reclassification to earnings of realized gains and losses	(8)	(50)	142	186	–	270
Applicable income taxes	394	19	(65)	(80)	8	276

Balance at end of period	$41	$76	$(294)	$(1,122)	$(52)	$(1,351)

2012
Balance at beginning of period	$360	$–	$(489)	$(1,022)	$(49)	$(1,200)
Changes in unrealized gains and losses	738	–	(68)	–	–	670
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	3	–	–	–	–	3
Transfer of securities from available-for-sale to held-to-maturity	(224)	224	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	34	34
Reclassification to earnings of realized gains and losses	18	(28)	158	112	–	260
Applicable income taxes	(205)	(75)	(34)	(43)	(13)	(370)

Balance at end of period	$690	$121	$(433)	$(953)	$(28)	$(603)

U. S. Bancorp	59

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income and into earnings for the periods presented, is as follows:

	Impact to Net Income
(Dollars in Millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$–	$21	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(3)	(13)

	(3)	8	Total before tax
	1	(3)	Applicable income taxes

	(2)	5	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	13	50	Interest income
	(5)	(19)	Applicable income taxes

	8	31	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(47)	(142)	Net interest income
	18	55	Applicable income taxes

	(29)	(87)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(62)	(186)	Employee benefits expense
	24	72	Applicable income taxes

	(38)	(114)	Net-of-tax

Total impact to net income	$(61)	$(165)

Note 8	Earnings Per Share

The components of earnings per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2013	2012	2013	2012
Net income attributable to U.S. Bancorp	$1,468	$1,474	$4,380	$4,227
Preferred dividends	(61)	(64)	(189)	(174)
Impact of preferred stock redemption (a)	–	–	(8)	–
Earnings allocated to participating stock awards	(7)	(6)	(20)	(19)

Net income applicable to U.S. Bancorp common shareholders	$1,400	$1,404	$4,163	$4,034
Average common shares outstanding	1,832	1,886	1,844	1,892
Net effect of the exercise and assumed purchase of stock awards	11	11	10	9

Average diluted common shares outstanding	1,843	1,897	1,854	1,901
Earnings per common share	$.76	$.74	$2.26	$2.13
Diluted earnings per common share	$.76	$.74	$2.25	$2.12

(a)	Represents stock issuance costs originally recorded in capital surplus upon the issuance of the Company’s Series D Non-Cumulative Perpetual Preferred Stock that were reclassified to retained earnings on the redemption date.

Options outstanding at September 30, 2013, to purchase 9 million common shares for the nine months ended September 30, 2013, and outstanding at September 30, 2012, to purchase 10 million and 22 million common shares for the three months and nine months ended September 30, 2012, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. Convertible senior debentures outstanding at September 30, 2012, that could potentially be converted into shares of the Company’s common stock pursuant to specified formulas, were not included in the computation of dilutive earnings per share for both the three months and nine months ended September 30, 2012, because they were antidilutive.

60	U. S. Bancorp

Note 9	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$42	$33	$1	$2	$126	$97	$3	$4
Interest cost	43	42	1	1	128	126	3	5
Expected return on plan assets	(44)	(48)	–	(1)	(132)	(143)	(1)	(2)
Prior service cost (credit) and transition obligation (asset) amortization	(1)	(2)	–	–	(4)	(4)	–	–
Actuarial loss (gain) amortization	66	41	(3)	(1)	198	121	(8)	(5)

Net periodic benefit cost	$106	$66	$(1)	$1	$316	$197	$(3)	$2

Note 10	Income Taxes

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Federal
Current	$390	$461	$1,506	$1,416
Deferred	57	50	(35)	26

Federal income tax	447	511	1,471	1,442
State
Current	84	77	161	239
Deferred	11	5	(3)	3

State income tax	95	82	158	242

Total income tax provision	$542	$593	$1,629	$1,684

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Tax at statutory rate	$690	$709	$2,061	$2,030
State income tax, at statutory rates, net of federal tax benefit	62	53	102	157
Tax effect of
Tax credits, net of related expenses (a)	(176)	(120)	(394)	(322)
Tax-exempt income	(52)	(55)	(159)	(165)
Noncontrolling interests	13	15	42	39
Other items	5	(9)	(23)	(55)

Applicable income taxes	$542	$593	$1,629	$1,684

(a)	Excludes tax credits of $209 million for the three and nine months ended September 30, 2013 which were recognized as a reduction to the related investment asset.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2013, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.2 billion at September 30, 2013, and $1.3 billion at December 31, 2012.

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

hedge”); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); a hedge of the volatility of an investment in foreign operations driven by changes in foreign currency exchange rates (“net investment hedge”); or a designation is not made as it is a customer-related transaction, an economic hedge for asset/liability risk management purposes or another stand-alone derivative created through the Company’s operations (“free-standing derivative”). When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the nine months ended September 30, 2013, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2013, the Company had $294 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $404 million (net-of-tax) at December 31, 2012. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2013 and the next 12 months are losses of $30 million (net-of-tax) and $116 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the nine months ended September 30, 2013, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the nine months ended September 30, 2013. There were no non-derivative debt instruments designated as net investment hedges at September 30, 2013 or December 31, 2012.

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

62	U. S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
September 30, 2013
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$21	2.34	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	17	9.02	4,288	548	2.71
Receive fixed/pay floating swaps	7,000	31	1.10	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	925	11	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,418	88	.09	34	8	.08
Sell	41	2	.20	6,203	122	.09
Options
Purchased	2,325	–	.07	–	–	–
Written	1,800	34	.09	9	–	.02
Receive fixed/pay floating swaps	3,220	83	10.23	–	–	–
Foreign exchange forward contracts	1,980	4	.02	2,695	6	.02
Equity contracts	8	–	1.72	66	–	1.89
Credit contracts	1,177	4	4.12	2,495	11	4.91

Total	$22,741	$284		$16,715	$706
December 31, 2012
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$30	3.09	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	32	–	9.88	4,528	718	3.79
Receive fixed/pay floating swaps	7,000	45	1.84	–	–	–
Net investment hedges
Foreign exchange forward contracts	758	1	.07	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	11,164	138	.07	2,921	13	.04
Sell	6,299	18	.11	12,223	57	.09
Options
Purchased	2,435	–	.07	–	–	–
Written	4,991	123	.12	4	–	.06
Receive fixed/pay floating swaps	350	1	10.21	3,775	14	10.21
Foreign exchange forward contracts	618	4	.03	1,383	6	.01
Equity contracts	31	–	2.80	27	–	2.46
Credit contracts	1,056	3	4.56	1,947	10	3.11

Total	$35,234	$363		$26,808	$818

U. S. Bancorp	63

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
September 30, 2013
Interest rate contracts
Receive fixed/pay floating swaps	$13,562	$736	5.30	$5,138	$70	4.98
Pay fixed/receive floating swaps	4,700	76	5.15	14,089	691	5.26
Options
Purchased	3,681	28	4.46	107	1	1.12
Written	107	1	1.12	3,681	28	4.46
Foreign exchange rate contracts
Forwards, spots and swaps	10,392	411	.71	9,688	375	.68
Options
Purchased	367	9	.64	–	–	–
Written	–	–	–	367	9	.64

Total	$32,809	$1,261		$33,070	$1,174
December 31, 2012
Interest rate contracts
Receive fixed/pay floating swaps	$16,671	$1,085	4.78	$1,090	$15	9.30
Pay fixed/receive floating swaps	928	14	11.12	16,923	1,042	4.74
Options
Purchased	3,046	16	5.24	28	–	4.42
Written	286	–	.75	2,788	16	5.68
Foreign exchange rate contracts
Forwards, spots and swaps	12,186	322	.43	11,861	286	.44
Options
Purchased	323	6	.55	–	–	–
Written	–	–	–	323	6	.55

Total	$33,440	$1,443		$33,013	$1,365

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(11)	$(19)	$(30)	$(33)	$22	$(42)	$(88)	$(98)
Net investment hedges
Foreign exchange forward contracts	(29)	–	–	–	(23)	(6)	–	–
Non-derivative debt instruments	–	(11)	–	–	–	26	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and nine months ended September 30, 2013 and 2012.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

64	U. S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2013	2012	2013	2012
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$–	$2	$(7)	$5
Foreign exchange cross-currency swaps	Other noninterest income	–	–	–	42
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	33	(44)	569	67
Purchased and written options	Mortgage banking revenue	54	290	200	689
Receive fixed/pay floating swaps	Mortgage banking revenue	(5)	48	(264)	186
Foreign exchange forward contracts	Commercial products revenue	(16)	(25)	18	(62)
Equity contracts	Compensation expense	–	1	1	2
Credit contracts	Other noninterest income/expense	2	(2)	1	(8)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	13	(16)	(288)	(10)
Pay fixed/receive floating swaps	Other noninterest income	(10)	19	298	15
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	15	13	36	36

(a)	Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were both zero for the three months ended September 30, 2013, and $(2) million and zero for the three months ended September 30, 2012, respectively. Gains (Losses) on items hedged by interest rate contracts and foreign exchange forward contracts, included in noninterest income (expense), were $7 million and zero for the nine months ended September 30, 2013, respectively, and $(5) million and $(44) million for the nine months ended September 30, 2012, respectively. The ineffective portion was immaterial for the three and nine months ended September 30, 2013 and 2012.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2013, was $1.1 billion. At September 30, 2013, the Company had $862 million of cash posted as collateral against this net liability position.

Note 12	Netting Arrangements for Certain Financial Instruments

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, due to legislative changes effective during the first nine months of 2013, certain interest rate swaps and credit contracts need to be centrally cleared through clearinghouses. In addition, a small portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $105.3 billion of total notional amount of derivative positions at September 30, 2013, $6.7 billion related to those centrally cleared through clearinghouses and $3.3 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives, fair value is determined daily and, depending on the collateral maintenance requirements, the

U. S. Bancorp	65

Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. Securities used as collateral can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 11 for further discussion of the Company’s derivatives, including collateral arrangements.

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
September 30, 2013
Derivative assets (d)	$1,362	$(572)	$790	$(32)	$–	$758
Reverse repurchase agreements	150	–	150	(35)	(115)	–
Securities borrowed	527	–	527	(1)	(510)	16

Total	$2,039	$(572)	$1,467	$(68)	$(625)	$774

December 31, 2012
Derivative assets (d)	$1,546	$(418)	$1,128	$(148)	$–	$980
Reverse repurchase agreements	363	–	363	(44)	(319)	–
Securities borrowed	368	–	368	–	(356)	12

Total	$2,277	$(418)	$1,859	$(192)	$(675)	$992

(a)	Includes $75 million and $79 million of cash collateral related payables that were netted against derivative assets at September 30, 2013 and December 31, 2012, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $183 million and $260 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at September 30, 2013 and December 31, 2012, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2013
Derivative liabilities (d)	$1,825	$(1,358)	$467	$(32)	$–	$435
Repurchase agreements	1,940	–	1,940	(35)	(1,905)	–
Securities loaned	134	–	134	(1)	(132)	1

Total	$3,899	$(1,358)	$2,541	$(68)	$(2,037)	$436

December 31, 2012
Derivative liabilities (d)	$2,178	$(1,549)	$629	$(148)	$–	$481
Repurchase agreements	3,389	–	3,389	(44)	(3,345)	–
Securities loaned	–	–	–	–	–	–

Total	$5,567	$(1,549)	$4,018	$(192)	$(3,345)	$481

(a)	Includes $862 million and $1.2 billion of cash collateral related receivables that were netted against derivative liabilities at September 30, 2013 and December 31, 2012, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $55 million and $5 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at September 30, 2013 and December 31, 2012, respectively.

Note 13	Fair Values of Assets and Liabilities

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

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury and exchange-traded instruments.
•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs, certain debt securities and certain derivative contracts.

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the nine months ended September 30, 2013 and 2012, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2013 and 2012, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $5 million net loss and a $241 million net gain for the three months ended September 30, 2013 and 2012, respectively, and a $326 million net loss and a $501 million net gain for the nine months ended September 30, 2013 and 2012, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology. Accordingly, MSRs are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information, publicly available data and industry surveys when available, and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios, and, therefore the determination of fair value requires significant management judgment. Refer to Note 5 for further information on MSR valuation assumptions.

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

The Company also has commitments to purchase and originate mortgage loans that meet the accounting requirements of a derivative. These mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above.

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

U. S. Bancorp	71

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at September 30, 2013:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	20%	13%
Lifetime probability of default rates	–	7	4
Lifetime loss severity rates	25	65	43
Discount margin	2	6	4
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	2%	10%	6%
Lifetime probability of default rates	4	11	7
Lifetime loss severity rates	15	70	54
Discount margin	1	6	3
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	4	4	4
Lifetime loss severity rates	40	40	40
Discount margin	8	8	8

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2013:

	Minimum	Maximum	Average
Expected prepayment	10%	22%	12%
Discount rate	10	13	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at September 30, 2013:

	Minimum	Maximum	Average
Expected loan close rate	32%	100%	76%
Inherent MSR value (basis points per loan)	46	219	108

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2013, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 95 percent and 6 percent, respectively.

72	U. S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2013
Available-for-sale securities
U.S. Treasury and agencies	$463	$1,058	$–	$–	$1,521
Mortgage-backed securities
Residential
Agency	–	29,220	–	–	29,220
Non-agency
Prime (a)	–	–	500	–	500
Non-prime (b)	–	–	303	–	303
Commercial
Agency	–	169	–	–	169
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	25	–	–	25
Other	–	570	40	–	610
Obligations of state and political subdivisions	–	5,820	–	–	5,820
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	633	9	–	642
Perpetual preferred securities	–	209	–	–	209
Other investments	265	17	–	–	282

Total available-for-sale	728	37,727	852	–	39,307
Mortgage loans held for sale	–	3,844	–	–	3,844
Mortgage servicing rights	–	–	2,577	–	2,577
Derivative assets	–	875	670	(572)	973
Other assets	85	922	–	–	1,007

Total	$813	$43,368	$4,099	$(572)	$47,708

Derivative liabilities	$–	$1,827	$53	$(1,358)	$522
Short-term borrowings (c)	231	533	–	–	764

Total	$231	$2,360	$53	$(1,358)	$1,286

December 31, 2012
Available-for-sale securities
U.S. Treasury and agencies	$491	$735	$–	$–	$1,226
Mortgage-backed securities
Residential
Agency	–	29,495	–	–	29,495
Non-agency
Prime (a)	–	–	624	–	624
Non-prime (b)	–	–	355	–	355
Commercial
Agency	–	193	–	–	193
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	42	–	–	42
Other	–	577	15	–	592
Obligations of state and political subdivisions	–	6,455	–	–	6,455
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	722	9	–	731
Perpetual preferred securities	–	218	–	–	218
Other investments	187	15	–	–	202

Total available-for-sale	678	38,458	1,003	–	40,139
Mortgage loans held for sale	–	7,957	–	–	7,957
Mortgage servicing rights	–	–	1,700	–	1,700
Derivative assets	–	572	1,234	(418)	1,388
Other assets	94	386	–	–	480

Total	$772	$47,373	$3,937	$(418)	$51,664

Derivative liabilities	$–	$2,128	$55	$(1,549)	$634
Short-term borrowings (c)	50	351	–	–	401

Total	$50	$2,479	$55	$(1,549)	$1,035

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U. S. Bancorp	73

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
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$547	$(2)		$(4)		$–	$–	$(41)	$–		$–	$500	$(4)
Non-prime (b)	319	(3)		(4)		–	–	(9)	–		–	303	(4)
Asset-backed securities
Other	40	1		(2)		3	–	(2)	–		–	40	(2)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	915	(4	)(c)	(10	)(f)	3	–	(52)	–		–	852	(10)
Mortgage servicing rights	2,377	11	(d)	–		2	–	–	187	(g)	–	2,577	11	(d)
Net derivative assets and liabilities	423	182	(e)	–		–	(2)	–	–		14	617	62	(h)
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$713	$(4)		$23		$–	$(61)	$(40)	$–		$–	$631	$26
Non-prime (b)	796	(8)		132		–	(562)	(18)	–		–	340	23
Commercial non-agency	37	–		2		–	(39)	–	–		–	–	–
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	102	2		(7)		–	(96)	(1)	–		–	–	–
Other	112	1		(4)		3	(93)	(3)	–		–	16	2
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,769	(9	)(i)	146	(f)	3	(851)	(62)	–		–	996	51
Mortgage servicing rights	1,594	(275	)(d)	–		10	–	–	224	(g)	–	1,553	(275	)(d)
Net derivative assets and liabilities	1,360	843	(j)	–		1	(1)	–	–		(713)	1,490	(557	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(3) million included in securities gains (losses) and $(1) million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $89 million included in other noninterest income and $93 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(28) million included in other noninterest income and $90 million included in mortgage banking revenue.
(i)	Approximately $(15) million included in securities gains (losses) and $6 million included in interest income.
(j)	Approximately $124 million included in other noninterest income and $719 million included in mortgage banking revenue.
(k)	Approximately $7 million included in other noninterest income and $(564) million included in mortgage banking revenue.

74	U. S. Bancorp

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
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$624	$(6)		$4		$–	$–	$(122)	$–		$–	$500	$4
Non-prime (b)	355	(11)		13		–	(20)	(34)	–		–	303	14
Asset-backed securities
Other	15	2		(1)		28	–	(4)	–		–	40	(1)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,003	(15	)(c)	16	(f)	28	(20)	(160)	–		–	852	17
Mortgage servicing rights	1,700	196	(d)	–		7	–	–	674	(g)	–	2,577	196	(d)
Net derivative assets and liabilities	1,179	(34	)(e)	–		1	(4)	–	–		(525)	617	(565	)(h)
2012
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$803	$(5)		$60		$–	$(109)	$(118)	$–		$–	$631	$58
Non-prime (b)	802	(18)		197		–	(562)	(79)	–		–	340	52
Commercial non-agency	42	1		–		–	(39)	(4)	–		–	–	–
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	120	12		(8)		–	(103)	(21)	–		–	–	–
Other	117	7		–		3	(93)	(18)	–		–	16	2
Corporate debt securities	9	–		–		–	–	–	–		–	9	–

Total available-for-sale	1,893	(3	)(i)	249	(f)	3	(906)	(240)	–		–	996	112
Mortgage servicing rights	1,519	(705	)(d)	–		39	–	–	700	(g)	–	1,553	(705	)(d)
Net derivative assets and liabilities	1,228	2,050	(j)	–		1	(3)	–	–		(1,786)	1,490	(1,407	)(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(13) million included in securities gains (losses) and $(2) million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $(122) million included in other noninterest income and $88 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(301)million included in other noninterest income and $(264) million included in mortgage banking revenue.
(i)	Approximately $(37) million included in securities gains (losses) and $34 million included in interest income.
(j)	Approximately $344 million included in other noninterest income and $1.7 billion included in mortgage banking revenue.
(k)	Approximately $6 million included in other noninterest income and $1.4 billion included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2013				December 31, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$94	$94	$–	$–	$140	$140
Other assets (b)	–	–	144	144	–	–	194	194

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

U. S. Bancorp	75

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Loans (a)	$22	$12	$55	$51
Other assets (b)	14	42	73	129

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2013			December 31, 2012
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,844	$3,693	$151	$7,957	$7,588	$369
Nonaccrual loans	10	15	(5)	8	13	(5)
Loans 90 days or more past due	1	1	–	2	3	(1)

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of September 30, 2013 and December 31, 2012, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2013					December 31, 2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$11,615	$11,615	$–	$–	$11,615	$8,252	$8,252	$–	$–	$8,252
Federal funds sold and securities purchased under resale agreements	259	–	259	–	259	437	–	437	–	437
Investment securities held-to-maturity	36,904	2,912	33,611	109	36,632	34,389	2,984	31,845	123	34,952
Loans held for sale (a)	14	–	–	14	14	19	–	–	19	19
Loans (b)	227,027	–	–	228,087	228,087	218,765	–	–	220,354	220,354
Other financial instruments	2,149	–	1,166	1,000	2,166	7,367	–	1,228	6,157	7,385
Financial Liabilities
Deposits	261,716	–	261,792	–	261,792	249,183	–	249,594	–	249,594
Short-term borrowings (c)	25,364	–	25,307	–	25,307	25,901	–	25,917	–	25,917
Long-term debt	18,750	–	19,216	–	19,216	25,516	–	26,205	–	26,205

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $410 million and $415 million at September 30, 2013 and December 31, 2012, respectively. The carrying value of other guarantees was $368 million and $452 million at September 30, 2013 and December 31, 2012, respectively.

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has not yet been finally approved by the court, is not yet binding, and has been challenged by some class members. At September 30, 2013, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $59 million and included the Company’s estimate of its remaining share of the temporary reduction in interchange rates specified in the settlement agreement. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby become marketable, upon settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 13.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2013:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$71	$17,339
Third-party borrowing arrangements	–	–	17
Securities lending indemnifications	5,494	–	5,326
Asset sales	–	267	3,250	(a)
Merchant processing	840	69	86,584
Contingent consideration arrangements	–	14	17
Tender option bond program guarantee	4,762	–	4,711
Minimum revenue guarantees	–	12	12
Other	–	6	553

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2013, the value of airline

U. S. Bancorp	77

tickets purchased to be delivered at a future date was $6.2 billion. The Company held collateral of $687 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2013, the Company had reserved $176 million for potential losses from representation and warranty obligations, compared with $240 million at December 31, 2012. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s reserving methodology uses current information about investor repurchase requests, and assumptions about defect rate, concur rate, repurchase mix, and loss severity, based upon the Company’s most recent loss trends. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2013	2012	2013	2012
Balance at beginning of period	$190	$216	$240	$160
Net realized losses	(13)	(32)	(52)	(88)
Change in reserve	(1)	36	(12)	148

Balance at end of period	$176	$220	$176	$220

As of September 30, 2013 and December 31, 2012, the Company had $114 million and $131 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Certain federal and state governmental authorities reached settlement agreements in 2012 and 2013 with other major financial institutions regarding their mortgage origination, servicing, and foreclosure activities. Those governmental authorities have had settlement discussions with other financial institutions, including the Company. The Company has not agreed to any settlement; however, if a settlement were reached it would likely include an agreement to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place).

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

Due to their complex nature, it can be years before litigation and regulatory matters are resolved. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, the Company believes the upper end of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, is approximately $200 million. This estimate is subject to significant judgment and uncertainties and the matters underlying the estimate will change from time to time. Actual results may vary significantly from the current estimates.

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 21 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

78	U. S. Bancorp

Note 15	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2013 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U. S. Bancorp	79

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2013			2012
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$74,988	$453	2.42%	$72,454	$475	2.62%	3.5%
Loans held for sale	4,965	46	3.77	8,432	76	3.59	(41.1)
Loans (b)
Commercial	68,064	543	3.17	62,192	546	3.50	9.4
Commercial real estate	38,501	400	4.12	36,630	413	4.49	5.1
Residential mortgages	49,139	495	4.02	40,969	464	4.52	19.9
Credit card	16,931	429	10.06	16,551	425	10.22	2.3
Other retail	46,994	582	4.91	47,991	621	5.15	(2.1)

Total loans, excluding covered loans	219,629	2,449	4.43	204,333	2,469	4.81	7.5
Covered loans	9,733	143	5.84	12,595	201	6.36	(22.7)

Total loans	229,362	2,592	4.49	216,928	2,670	4.90	5.7
Other earning assets	5,745	34	2.38	11,145	63	2.24	(48.5)

Total earning assets	315,060	3,125	3.95	308,959	3,284	4.24	2.0
Allowance for loan losses	(4,322)			(4,584)			5.7
Unrealized gain (loss) on investment securities	221			1,184			(81.3)
Other assets	41,202			40,094			2.8

Total assets	$352,161			$345,653			1.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$68,264			$68,127			.2%
Interest-bearing deposits
Interest checking	48,235	7	.07	43,207	8	.07	11.6
Money market savings	55,982	19	.14	47,530	18	.15	17.8
Savings accounts	32,083	12	.14	29,743	17	.22	7.9
Time certificates of deposit less than $100,000	12,495	44	1.37	14,362	60	1.67	(13.0)
Time deposits greater than $100,000	35,309	52	.59	36,312	69	.76	(2.8)

Total interest-bearing deposits	184,104	134	.29	171,154	172	.40	7.6
Short-term borrowings	27,495	99	1.42	27,843	103	1.49	(1.2)
Long-term debt	19,226	178	3.69	27,112	226	3.33	(29.1)

Total interest-bearing liabilities	230,825	411	.71	226,109	501	.88	2.1
Other liabilities	11,740			11,624			1.0
Shareholders’ equity
Preferred equity	4,756			4,769			(.3)
Common equity	35,180			33,850			3.9

Total U.S. Bancorp shareholders’ equity	39,936			38,619			3.4
Noncontrolling interests	1,396			1,174			18.9

Total equity	41,332			39,793			3.9

Total liabilities and equity	$352,161			$345,653			1.9

Net interest income		$2,714			$2,783

Gross interest margin			3.24%			3.36%

Gross interest margin without taxable-equivalent increments			3.17%			3.29%

Percent of Earning Assets
Interest income			3.95%			4.24%
Interest expense			.52			.65

Net interest margin			3.43%			3.59%

Net interest margin without taxable-equivalent increments			3.36%			3.52%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

80	U. S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2013			2012
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$74,303	$1,325	2.38%	$72,371	$1,487	2.74%	2.7%
Loans held for sale	6,659	172	3.45	7,557	208	3.67	(11.9)
Loans (b)
Commercial	66,719	1,626	3.26	59,790	1,620	3.62	11.6
Commercial real estate	37,872	1,188	4.19	36,389	1,228	4.51	4.1
Residential mortgages	47,055	1,452	4.12	39,328	1,357	4.60	19.6
Credit card	16,627	1,256	10.10	16,675	1,267	10.15	(.3)
Other retail	47,034	1,736	4.93	47,940	1,873	5.22	(1.9)

Total loans, excluding covered loans	215,307	7,258	4.50	200,122	7,345	4.90	7.6
Covered loans	10,375	492	6.33	13,609	633	6.21	(23.8)

Total loans	225,682	7,750	4.59	213,731	7,978	4.98	5.6
Other earning assets	7,019	141	2.70	10,610	185	2.32	(33.8)

Total earning assets	313,663	9,388	4.00	304,269	9,858	4.33	3.1
Allowance for loan losses	(4,403)			(4,677)			5.9
Unrealized gain (loss) on investment securities	785			1,000			(21.5)
Other assets	41,003			40,215			2.0

Total assets	$351,048			$340,807			3.0

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$67,183			$65,423			2.7%
Interest-bearing deposits
Interest checking	48,347	26	.07	45,522	37	.11	6.2
Money market savings	54,826	54	.13	45,977	44	.13	19.2
Savings accounts	31,809	38	.16	29,383	53	.24	8.3
Time certificates of deposit less than $100,000	13,082	147	1.50	14,695	191	1.73	(11.0)
Time deposits greater than $100,000	33,037	168	.68	31,978	205	.86	3.3

Total interest-bearing deposits	181,101	433	.32	167,555	530	.42	8.1
Short-term borrowings	27,736	273	1.32	28,942	356	1.65	(4.2)
Long-term debt	21,968	587	3.57	29,388	786	3.57	(25.2)

Total interest-bearing liabilities	230,805	1,293	.75	225,885	1,672	.99	2.2
Other liabilities	12,033			11,305			6.4
Shareholders’ equity
Preferred equity	4,820			4,250			13.4
Common equity	34,855			32,855			6.1

Total U.S. Bancorp shareholders’ equity	39,675			37,105			6.9
Noncontrolling interests	1,352			1,089			24.2

Total equity	41,027			38,194			7.4

Total liabilities and equity	$351,048			$340,807			3.0

Net interest income		$8,095			$8,186

Gross interest margin			3.25%			3.34%

Gross interest margin without taxable-equivalent increments			3.18%			3.27%

Percent of Earning Assets
Interest income			4.00%			4.33%
Interest expense			.55			.74

Net interest margin			3.45%			3.59%

Net interest margin without taxable-equivalent increments			3.38%			3.52%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U. S. Bancorp	81

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2013.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

82	U. S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
Dated: November 1, 2013		(Principal Accounting Officer and Duly Authorized Officer)

U. S. Bancorp	83

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Earnings
1. Net income attributable to U.S. Bancorp	$1,468	$4,380
2. Applicable income taxes, including expense related to unrecognized tax positions	542	1,629

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$2,010	$6,009

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$276	$857
b. Portion of rents representative of interest and amortization of debt expense	27	81

c. Fixed charges excluding interest on deposits (4a + 4b)	$303	$938
d. Interest on deposits	134	433

e. Fixed charges including interest on deposits (4c + 4d)	$437	$1,371

5. Amortization of interest capitalized	$—	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,313	6,947
7. Earnings including interest on deposits (3 + 4e + 5)	2,447	7,380
8. Fixed charges excluding interest on deposits (4c)	303	938
9. Fixed charges including interest on deposits (4e)	437	1,371
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	7.63	7.41
11. Including interest on deposits (line 7/line 9)	5.60	5.38

*	Excludes interest expense related to unrecognized tax positions

84	U. S. Bancorp

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

Dated: November 1, 2013

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

Dated: November 1, 2013

86	U. S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 1, 2013

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