Form 10-K
period 2013-12-31
US BANCORP \DE\
filed 2014-02-21
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(651) 446-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66.7 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, $.01 par value per share	1,822,548,514

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2013 (2013 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2014 (Proxy Statement)	Part III

PART I

Item 1.	Business

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

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $271 billion in deposits at December 31, 2013, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, leasing, financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets, and fund processing services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,081 banking offices principally operating in the Midwest and West regions of the United States. The Company operates a network of 4,906 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Lending products may be originated through banking offices, indirect correspondents, brokers and other lending sources. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico, Brazil and segments of Europe directly or through joint ventures with other financial institutions. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2013, U.S. Bancorp employed 65,565 people.

Competition

The commercial banking business is highly competitive. U.S. Bank National Association competes with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

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

Dodd-Frank Act The Dodd-Frank Act significantly changed the regulatory framework for financial services companies, and since its enactment has required significant rulemaking and numerous studies and reports that will continue over the next several years. Among other things, it created a new Financial Stability Oversight Council (the “Council”) with broad authority to make recommendations covering enhanced prudential standards and more stringent supervision for large bank holding companies and certain non-bank financial services companies. The Dodd-Frank Act significantly reduced interchange fees on debit card transactions, changed the preemption of state laws applicable to national banks, increased the regulation of consumer mortgage banking and made numerous other changes, some of which are discussed below.

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made in recent years both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Federal Reserve Regulation The Company elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (the “GLBA”) that permit qualifying bank holding companies to engage in, and affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. Under the GLBA’s system of functional regulation, the Federal Reserve acts as an umbrella regulator for the Company, and certain of the Company’s subsidiaries are regulated directly by additional agencies based on the particular activities of those subsidiaries. U.S. Bank National Association is regulated by the Office of the Comptroller of the Currency (the “OCC”) and also by the Federal Reserve and the FDIC in certain areas. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of a bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. U.S. Bank National Association, and in some cases the Company and the Company’s non-bank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. If they deem the Company to be operating in a manner that is inconsistent with safe and sound banking practices, the applicable regulatory agencies can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

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

Federal Reserve regulations also provide that, if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in the additional activities in which only financial holding companies may engage. See “Community Reinvestment Act” below. At December 31, 2013, U.S. Bank National Association met the capital, management and CRA requirements necessary to permit the Company to conduct the broader activities permitted for financial holding companies under the GLBA.

The Dodd-Frank Act codified existing Federal Reserve policy requiring the Company to act as a source of financial strength to U.S. Bank National Association, and to commit resources to support this subsidiariy in circumstances where it might not otherwise do so. However, because the GLBA provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the Federal Reserve from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that is at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

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

Dividend Restrictions The Company is a legal entity separate and distinct from its subsidiaries. Typically, the majority of the Company’s operating funds are received in the form of dividends paid to the Company by U.S. Bank National Association. Federal law imposes limitations on the payment of dividends by national banks.

In general, dividends payable by U.S. Bank National Association and the Company’s trust bank subsidiaries, as national banking associations, are limited by rules which compare dividends to net income for regulatorily-defined periods.

The OCC, the Federal Reserve and the FDIC also have authority to prohibit or limit the payment of dividends by the banking organizations they supervise (including the Company and U.S. Bank National Association), if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. Subject to exceptions for well capitalized and well managed holding companies, Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10 percent of consolidated net worth for any 12-month period.

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

The supervisory stress tests of the Company conducted by the Federal Reserve as part of its annual Comprehensive Capital Analysis and Review (“CCAR”) process also affect the ability of the Company to pay dividends and make other forms of capital distribution. See “Comprehensive Capital Analysis and Review” and “Stress Testing” below.

Capital Requirements The Company is subject to regulatory capital requirements (the Basel I or general risk-based capital rules) established by the Federal Reserve, and U.S. Bank National Association is subject to substantially similar rules established by the OCC. These requirements are currently the subject of significant changes as a result of standards established by the Basel Committee on Banking Supervision (the “BCBS”), an international organization which has the goal of creating international standards for banking regulation, and the implementation of these standards and of relevant provisions of the Dodd-Frank Act by banking regulators in the United States. Minimum regulatory capital levels will significantly increase as these requirements are implemented and phased in.

Federal banking regulators have adopted risk-based capital and leverage rules that require the capital-to-assets ratios of financial institutions to meet certain minimum standards. The risk-based capital ratio is calculated by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), and is used to determine the amount of a financial institution’s total risk-weighted assets (“RWAs”).

Under the rules, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the existing Basel I rules, banking organizations are required to maintain a total capital ratio (total capital to RWA) of 8 percent and a Tier 1 capital ratio (Tier 1 capital to RWA) of 4 percent. At December 31, 2013, under the Basel I rules, the Company’s consolidated total capital ratio was 13.2 percent and its Tier 1 capital ratio was 11.2 percent. For a further description, see Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total on-balance sheet assets. Under the existing rules, the minimum leverage ratio is 3 percent for bank holding companies that are considered “strong” under Federal Reserve guidelines or which have implemented the Federal Reserve’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4 percent. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. At December 31, 2013, the Company’s leverage ratio was 9.6 percent.

The Dodd-Frank Act effectively eliminated differences between the minimum capital requirements applicable to insured depository institutions and their holding companies by phasing out the use of hybrid debt instruments (such as trust preferred securities) in determining holding company regulatory capital.

For additional information regarding the Company’s regulatory capital, see Capital Management in the Company’s 2013 Annual Report on page 58.

Basel II and III The Federal Reserve and the OCC approved a final rule in 2007 adopting international guidelines established by the BCBS known as “Basel II.” The Basel II framework consists of three pillars: (a) capital adequacy, (b) supervisory review (including the computation of capital and internal assessment processes), and (c) market discipline (including increased disclosure requirements). The Company began the parallel run phase of its Basel II implementation process in 2011. The Company must complete the parallel run to the satisfaction of the Federal Reserve and the OCC before it may use the Basel II advanced approaches to calculate its risk-based capital requirements.

In December 2010, the BCBS issued a new set of international standards for determining regulatory capital known as Basel III. The U.S. federal banking regulators published the U.S. Basel III final rule in October 2013 to implement many aspects of these international standards as well as certain provisions of the Dodd-Frank Act. The U.S. Basel III final rule focuses regulatory capital on common equity Tier 1 capital, introduces new regulatory adjustments and deductions from capital, narrows the eligibility criteria for regulatory capital instruments and makes other changes to the existing Basel I and Basel II frameworks. Under the U.S. Basel III final rule, the Company will be subject to a minimum common equity Tier 1 capital ratio (common equity Tier 1 capital to RWA) of 4.5 percent, a minimum Tier 1 capital ratio of 6 percent and a minimum total capital ratio of 8 percent on a fully phased-in basis. In addition, the final rule provides that certain new items be deducted from common equity Tier 1 capital and certain Basel I deductions be modified. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. The Company will also be subject to a 2.5 percent common equity Tier 1 capital conservation buffer and, if deployed, up to a 2.5 percent common equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. The U.S. Basel III final rule establishes a minimum leverage ratio of 4 percent for all U.S. banking organizations. The final rule also subjects banking organizations calculating their capital requirements using advanced approaches, including the Company, to a minimum Basel III supplementary leverage ratio of 3 percent that takes into account certain off-balance sheet exposures. The Company became subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the new capital buffers, will be phased in over several years.

In June 2011, the U.S. banking regulators published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. Beginning on January 1, 2015, the U.S. Basel III final rule will replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer.

Comprehensive Capital Analysis and Review The Federal Reserve’s Capital Plans rule requires large bank holding companies with assets in excess of $50 billion to submit capital plans to the Federal Reserve on an annual basis and to obtain approval from the Federal Reserve for capital distributions proposed in the capital plan. These capital plans consists of a number of mandatory elements, including an assessment of a company’s sources and uses of capital over a nine-quarter planning horizon assuming both expected and stressful conditions; a detailed description of a company’s process for assessing capital adequacy; a demonstration of a company’s ability to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent under expected and stressful conditions; and a demonstration of a company’s ability to achieve, readily and without difficulty, the minimum capital ratios and capital buffers under the Basel III framework as it comes into effect in the United States.

The Federal Reserve has issued an interim final rule specifying how large bank holding companies, including the Company, should incorporate the U.S. Basel III capital standards into their 2014 capital plan. Among other things, the interim final rule requires large bank holding companies to project both their common equity Tier 1 capital ratio using the methodology under existing capital guidelines and their common equity Tier 1 capital ratio under the U.S. Basel III capital standards, as such standards phase in over the nine-quarter planning horizon.

The Company submitted its 2014 capital plan to the Federal Reserve on January 6, 2014, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than March 31, 2014.

Stress Testing The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require large bank holding companies such as the Company to conduct company-run stress tests and subjects them to supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across large U.S. bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank supervisory stress tests employing its adverse and severely adverse stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are required to publish the results of the annual supervisory and annual company-run stress tests, respectively, no later than March 31 of each year. In addition, all large bank holding companies are required to submit a mid-cycle company-run stress test employing stress scenarios developed by the Company. The results of this stress test must be submitted to the Federal Reserve for review in early July of each year. The Company is required to publish its results of this stress test no later than the end of September of each year. The Federal Reserve has stated that, in 2014, it plans to publish summaries of supervisory stress test results for each large bank holding company under both the adverse and severely adverse stress scenarios developed by the Federal Reserve.

National banks with assets in excess of $50 billion are required to submit annual company-run stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association submitted its stress test in accordance with regulatory requirements in January 2014. The Company is required to publish the results of this stress test no later than March 31, 2014.

Basel III Liquidity Proposals The BCBS proposed in 2009 two minimum standards for limiting liquidity risk: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon. The BCBS contemplates that bank regulators in major jurisdictions will begin to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.

In October 2013, the federal banking regulators proposed a rule to implement the LCR in the United States. The proposed rule would apply the LCR standards to bank holding companies and their U.S. bank subsidiaries calculating their capital requirements using advanced approaches, such as the Company and U.S. Bank National Association. The LCR standards in the proposed rule differ in certain respects from the BCBS’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, a different methodology for calculating the LCR and a shorter phase-in schedule that ends on December 31, 2016. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States.

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

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III rule will become effective on January 1, 2015. The regulations apply only to banks and not to bank holding companies such as the Company; however, subject to limitations that may be imposed pursuant to the GLBA, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

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

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions, which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule was to increase the FDIC premiums paid by U.S. Bank National Association.

Powers of the FDIC Upon Insolvency of an Insured Institution If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to (a) transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (b) enforce the terms of the depository institution’s contracts pursuant to their terms; or (c) repudiate or disaffirm any contracts (if the FDIC determines that performance of the contract is burdensome and that the repudiation or disaffirmation is necessary to promote the orderly administration of the depository institution). These provisions would be applicable to obligations and liabilities of the Company’s insured depository institution subsidiary, U.S. Bank National Association.

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

Orderly Liquidation Authority The Dodd-Frank Act created a new framework for the orderly liquidation of a covered financial company by the FDIC as receiver. A covered financial company is a financial company (including a bank holding company, but not an insured depository institution), in situations where the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President) that the conditions set forth in the Dodd-Frank Act regarding the potential impact on financial stability of the financial company’s failure have been met. The rule sets forth a comprehensive method for the receivership of a covered financial company. The Company is a financial company and therefore is potentially subject to the orderly liquidation authority of the FDIC. In preparation for the potential exercise of this authority, the FDIC created the Office of Complex Financial Institutions. Its duties include the continuous review and oversight of bank holding companies with assets of more than $100 billion.

Resolution Plans The Federal Reserve and the FDIC have adopted a rule to implement the requirements of the Dodd-Frank Act regarding annual resolution plans for bank holding companies with assets of $50 billion or more (so-called “Living Wills”). The rule requires each covered company to produce a contingency resolution plan for the rapid and orderly resolution of the Company in the event of material financial distress or failure. Resolution plans must include information regarding the manner and extent to which any insured depository institution affiliated with the company is adequately protected from risks arising from the activities of any nonbank subsidiaries of the company; full descriptions of ownership structure, assets, liabilities and contractual obligations of the company; identification of the cross-guarantees tied to different securities; identification of major counterparties; a process for determining to whom the collateral of the company is pledged; and any other information that the Federal Reserve and the FDIC jointly require by rule or order. Plans must analyze baseline, adverse, and severely adverse economic condition impacts. The plan must demonstrate, in the event of material financial distress or failure of the covered company, a reorganization or liquidation of the covered company under the federal bankruptcy code that could be accomplished within a reasonable period of time and in a manner that substantially mitigates the risk that the failure of the covered company would have serious adverse effects on financial stability in the United States. Covered companies and their subsidiaries are subject to more stringent capital, leverage and liquidity requirements or restrictions on growth, activities or operations if they fail to file an acceptable plan (i.e. the plan is determined to not be credible and deficiencies are not cured in a timely manner). Plans must be updated annually.

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

The Company filed its initial resolution plan pursuant to each rule in December 2013, and will periodically revise its plan as required.

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

Transactions with Affiliates There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries may borrow or otherwise obtain funding from U.S. Bank National Association. Under the Federal Reserve Act and Regulation W of the Federal Reserve, U.S. Bank National Association (and its subsidiaries) may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single affiliate, the aggregate amount of covered transactions may not exceed 10 percent of the capital stock and surplus of U.S. Bank National Association; and (b) in the case of all affiliates, the aggregate amount of covered transactions may not exceed 20 percent of the capital stock and surplus of U.S. Bank National Association.

Covered transactions between U.S. Bank National Association and its affiliates are also subject to certain collateralization requirements. All covered transactions, including transactions with a third party in which an affiliate of U.S. Bank National Association has a financial interest, must be conducted on market terms. “Covered transactions” are defined to include (a) a loan or extension of credit by a bank subsidiary to an affiliate, (b) a purchase of securities issued to a banking subsidiary by an affiliate, (c) a purchase of assets (unless otherwise exempted by the Federal Reserve) by the banking subsidiary from an affiliate, (d) the acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate. The Dodd-Frank Act eliminated the special treatment for transactions with financial subsidiaries and added derivative and securities lending transactions to the definition of “covered transactions.”

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

Community Reinvestment Act U.S. Bank National Association is subject to the provisions of the CRA. Under the terms of the CRA, banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low-income and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, and does not limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community in a manner consistent with the CRA.

The OCC regularly assesses U.S. Bank National Association on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. The assessment also is considered when the Federal Reserve reviews applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.

U.S. Bank National Association received an “outstanding” CRA rating in its most recent examination, covering the period from January 1, 2006 through December 31, 2008.

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

The operations of First American Funds money market funds, the Company’s proprietary money market funds, also are subject to regulation by the SEC. In June 2013, the SEC proposed rules regarding money market mutual fund reform. The proposed rules provide two primary potential requirements. One would require a floating net asset value for institutional prime money market mutual funds. The other seeks to limit redemptions during periods of stress (allowing for the use of liquidity fees and redemption gates during such times). Other changes proposed include tightened diversification requirements and enhanced disclosure requirements.

The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Regulation of Derivatives and the Swap Marketplace Under the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) has issued and will continue to issue additional rules regarding the regulation of the swaps marketplace and over-the-counter derivatives. The rules require swap dealers and major swap participants to register with the CFTC and require them to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, and to be subject to certain capital and margin requirements. U.S. Bank National Association is a registered swap dealer.

The CFTC rules also include “push-out” provisions, which require covered U.S. banks acting as dealers in commodity swaps, equity swaps and certain credit default swaps to “push out” such activities and conduct them through one or more non-bank affiliates by July 2015. In July 2013, the CFTC released final cross-border guidance and provided temporary exemptive relief from application of derivatives requirements for certain non-U.S. derivatives activity. Future regulations will likely impose additional operational and compliance costs, although the ultimate impact of regulations that have not yet been finalized remains unclear.

The Volcker Rule — Proprietary Trading of Securities, Derivatives, and Certain other Financial Instruments In December 2013, the SEC, the Federal Reserve, the OCC and the FDIC jointly issued a final rule to implement the so-called “Volcker Rule” under the Dodd-Frank Act. The Volcker Rule prohibits banking entities from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity’s own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. The final rule also requires annual attestation by a banking entity’s Chief Executive Officer regarding the banking entity’s compliance program to ensure and monitor compliance with the Volcker Rule’s prohibitions and restrictions. The final rule will become effective on April 1, 2014 and will apply to the Company, U.S. Bank National Association and their affiliates. However, banking entities have until July 1, 2015 to bring their activities and investments into conformance with the Volcker Rule, subject to possible extensions.

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

Durbin Amendment A provision of the Dodd-Frank Act known as the Durbin Amendment required the Federal Reserve to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, which reduces fee revenue to debit card issuers such as the Company. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.

In July 2013, a decision by a Washington, D.C. District Court judge invalidated the Federal Reserve’s interchange fee rule, ruling in favor of a group of retailers who argued that the new lower interchange fees had been inappropriately set too high by the Federal Reserve. If upheld, the decision would keep in place current interchange transaction standards until new regulations or interim standards are implemented. The Federal Reserve has appealed the decision and a stay is in effect. If the rule were to be revised so that the cap on interchange fees were even lower, it could adversely impact the Company’s debit interchange fee revenue. The final impact of the court decision will depend on factors such as the outcome of the appeal and the provisions of any new or revised regulations that are promulgated.

Consumer Protection Regulation Retail banking activities are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to numerous laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the Federal Reserve, governing disclosures of credit terms to consumer borrowers;

•

the Home Mortgage Disclosure Act and Regulation C issued by the Federal Reserve, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the Federal Reserve, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the Federal Reserve, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

the Servicemembers Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such laws.

Deposit operations also are subject to consumer protection laws and regulations, such as:

•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve, which require disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve, which relates to the availability of deposit funds to consumers;

•

the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Company and its subsidiaries, as applicable, are also subject to state consumer lender regulation and various other state laws and regulations designed to protect consumers.

Consumer Financial Protection Bureau Many of the foregoing laws and regulations are subject to change resulting from provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, the Consumer Financial Protection Bureau (the “CFPB”) created by the Dodd-Frank Act has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial law. The CFPB regulates and examines the Company and its banks and other subsidiaries with respect to matters that relate to these laws and consumer financial services and products. The CFPB undertook numerous rule-making and other initiatives in 2013, and will continue to do so in 2014. The CFPB’s rulemaking, examination and enforcement authority is expected to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company, U.S. Bank National Association and the Company’s other subsidiaries.

The CFPB recently finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (a) develop and implement procedures to ensure compliance with a new “ability to repay” requirement and identify whether a loan meets a new definition for a “qualified mortgage,” (b) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, (c) comply with additional rules and restrictions regarding mortgage loan originator compensation and the qualification and registration or licensing of loan originators, and (d) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” Some of these new rules became effective in June 2013, while others became effective in January 2014, and additional forthcoming rulemaking affecting the residential mortgage business is also expected.

The CFPB and other federal agencies have also jointly issued proposed rules imposing credit risk retention requirements on lenders originating certain mortgage loans, which require sponsors of a securitization to retain at least 5 percent of the credit risk of assets collateralizing asset-back securities. Residential mortgage-backed securities qualifying as “qualified residential mortgages” will be exempt from the risk retention requirements. Recent revisions to the proposed rules cover degrees of flexibility for meeting risk retention requirements and the relationship between “qualified mortgages” and “qualified residential mortgages.” Until these rules are finalized, it is not entirely clear what the requirements will be and what impact they will have on affected operations. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company’s mortgage origination and servicing businesses, result in increased compliance costs and affect the streams of revenue of such businesses.

Other Supervision and Regulation The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), both as administered by the SEC, by virtue of the Company’s status as a public company. As a listed company on the New York Stock Exchange (the “NYSE”), the Company is subject to the rules of the NYSE for listed companies.

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

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 55, has served as Chairman of U.S. Bancorp since December 2007, Chief Executive Officer since December 2006 and President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, in 1993 as Executive Vice President.

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 53, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Cecere, 53, has served in this position since February 2007. Until that time, he served as Vice Chairman, Wealth Management and Securities Services of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

James L. Chosy

Mr. Chosy is Executive Vice President, General Counsel and Corporate Secretary of U.S. Bancorp. Mr. Chosy, 50, has served in this position since March 2013. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Mr. Dolan, 52, has served in this position since July 2010. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore is Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp. Mr. Elmore, 57, has served in this position since March 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman, Commercial Real Estate, of U.S. Bancorp. Mr. Hoesley, 59, has served in this position since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman, Payment Services, of U.S. Bancorp. Ms. Joseph, 54, has served in this position since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

Michael S. LaFontaine

Mr. LaFontaine is Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp. Mr. LaFontaine, 35, has served in this position since October 2012. From 2007 to 2012, he served as Senior Vice President with responsibility for U.S. Bancorp’s corporate compliance, anti-money laundering, and fair lending divisions, and also served as Chief Compliance Officer since 2005.

Howell D. McCullough III

Mr. McCullough is Executive Vice President and Chief Strategy Officer of U.S. Bancorp and Head of U.S. Bancorp’s Enterprise Revenue Office. Mr. McCullough, 57, has served in these positions since September 2007. From July 2005 until September 2007, he served as Director of Strategy and Acquisitions of the Payment Services business of U.S. Bancorp. He also served as Chief Financial Officer of the Payment Services business from October 2006 until September 2007. From March 2001 until July 2005, he served as Senior Vice President and Director of Investor Relations at U.S. Bancorp.

P.W. Parker

Mr. Parker is Vice Chairman and Chief Risk Officer of U.S. Bancorp. Mr. Parker, 57, has served in this position since December 2013. From October 2007 until December 2013 he served as Executive Vice President and Chief Credit Officer of U.S. Bancorp. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Payne, 66, has served in this position since November 2010, when he assumed the additional responsibility for Commercial Banking at U.S. Bancorp. From July 2006, when he joined U.S. Bancorp, until November 2010, Mr. Payne served as Vice Chairman, Corporate Banking at U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Mark G. Runkel

Mr. Runkel is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 37, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.

Kent V. Stone

Mr. Stone is Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp. Mr. Stone, 56, has served in this position since March 2013. He served as an Executive Vice President of U.S. Bancorp from 2000 to 2013, most recently with responsibility for Consumer Banking Support Services since 2006, and held other senior leadership positions with U.S. Bancorp since 1991.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 48, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2013 Annual Report on page 22 under the heading “Acquisitions”; and on pages 61 to 65 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2013 Annual Report on pages 147 to 156 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2013, the Company’s subsidiaries owned and operated a total of 1,512 facilities and leased an additional 1,960 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 8 and 22 of the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the Company’s 2013 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 21, 2014, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)
12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed-to-Floating-Rate Exchangeable Non-Cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)
6/10/10	U.S. Bancorp	U.S. Bancorp’s 574,622 Depositary Shares ($1,000 per Depositary Share) each representing a 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 2.20% Medium-Term Notes, Series T, due 2016 (CUSIP No. 91159HHB9)
4/20/12	U.S. Bancorp	U.S. Bancorp’s 43,400,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 2.20% Medium-Term Notes, Series T, due 2016 (CUSIP No. 91159HHB9)
5/2/13	U.S. Bancorp	U.S. Bancorp’s 20,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 2.20% Medium-Term Notes, Series T, due 2016 (CUSIP No. 91159HHB9)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.
(b)	Under certain circumstances, upon the direction of the OCC, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 14, 2013, the Company announced that its Board of Directors had approved a one-year authorization to repurchase up to $2.25 billion of its common stock, from April 1, 2013 through March 31, 2014. All shares repurchased during the fourth quarter of 2013 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	6,737,375	$37.22	6,737,375	$730
November 1-30	4,346,027	38.34	4,346,027	564
December 1-31	1,905,400	39.62	1,905,400	488

Total	12,988,802	$37.94	12,988,802	$488

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2013 Annual Report on page 146 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2013 Annual Report on page 21 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2013 Annual Report on pages 20 to 70 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2013 Annual Report on pages 35 to 58 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2013 Annual Report on pages 71 to 146 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2013 Annual Report on page 70 under the heading “Controls and Procedures” and on pages 71 and 73 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

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

Additional Information

Information regarding the Company’s executive officers is set forth in Item 1 of this report. Additional information in response to this Item 10 can be found in the Company’s Proxy Statement under the headings “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 —Election of Directors,” “Corporate Governance — Board Meetings and Committees” and “Corporate Governance — Committee Member Qualifications.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in the Company’s Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(1)
Equity compensation plans approved by security holders(2)	50,330,141	$29.15	53,769,168
Equity compensation plans not approved by security holders(3)	1,371,376	—	—

Total	51,701,517	$28.37	53,769,168

(1)	No shares are available for granting future awards under the U.S. Bancorp 2001 Stock Incentive Plan. The 53,769,168 shares available under the Amended and Restated 2007 Stock Incentive Plan are available for future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 14,527,636 of these shares are available for future grants of awards other than stock options or stock appreciation rights.
(2)	Includes shares underlying stock options, performance-based restricted stock units (awarded to the members of the Company’s managing committee and convertible into shares of the Company’s common stock on a one-for-one basis), and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the Amended and Restated 2007 Stock Incentive Plan and the U.S. Bancorp 2001 Stock Incentive Plan. Excludes 137,620 shares, with a weighted-average exercise price of $19.86, underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp.
(3)	These shares of common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. The weighted-average exercise price does not include any assumed price at issuance of shares that may be issuable pursuant to the deferred compensation plans.

The deferred compensation plans allow non-employee directors and members of the Company’s senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock may be received at the time of distribution, at the election of the participant, in the form of shares of U.S. Bancorp common stock. The 1,371,376 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2013. The U.S. Bank Executive Employee Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

Additional Information

Additional information in response to this Item 12 can be found in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item 13 can be found in the Company’s Proxy Statement under the headings “Corporate Governance — Director Independence,” “Corporate Governance — Committee Member Qualifications” and “Certain Relationships and Related Transactions.” That information is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information in response to this Item 14 can be found in the Company’s Proxy Statement under the headings “Audit Committee Report and Payment of Fees to Auditor — Fees to Independent Auditor” and “Audit Committee Report and Payment of Fees to Auditor — Administration of Engagement of Independent Auditor.” That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2013 and 2012

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2013

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2013

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2013

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2013

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

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

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.2 to Form 8-K filed on June 20, 2013.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on December 10, 2013.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2)10.6(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.6(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.6(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.6(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.6(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.6(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(2)10.6(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan.

(1)(2)10.7(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.8(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.8(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.9(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.10(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.10(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.11(a)

Form of Executive Severance Agreement, effective November 16, 2001, between

U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.11(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.12	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.13	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.14	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.

(1)(2)10.15	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.17	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.18(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.

(1)(2)10.18(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.19	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.20	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.21	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.22	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.23	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.24	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2)10.25	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.26	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(2)10.27	Form of Restricted Stock Unit Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013.

(1)(2)10.28	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.29	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.31	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

(1)(2)10.32	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2012.

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2013.

(1)(2)10.34	Form of 2010 Retention Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 18, 2010.

(1)(2)10.35	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.36	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(2)10.37	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2013 Annual Report, pages 19 through 159.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 21, 2014, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ RICHARD K. DAVIS

Richard K. Davis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ RICHARD K. DAVIS
Richard K. Davis,
Chairman, President, and Chief Executive Officer (principal executive officer)

/s/ ANDREW CECERE
Andrew Cecere,
Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ CRAIG E. GIFFORD
Craig E. Gifford,
Executive Vice President and Controller (principal accounting officer)

DOUGLAS M. BAKER, JR.*
Douglas M. Baker, Jr., Director

Y. MARC BELTON*
Y. Marc Belton, Director

VICTORIA BUYNISKI GLUCKMAN*
Victoria Buyniski Gluckman, Director

ARTHUR D. COLLINS, JR.*
Arthur D. Collins, Jr., Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

JOEL W. JOHNSON*
Joel W. Johnson, Director

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

JERRY W. LEVIN*
Jerry W. Levin, Director

Signature and Title

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

PATRICK T. STOKES*
Patrick T. Stokes, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

*	James L. Chosy, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 21, 2014

By:	/s/ JAMES L. CHOSY
James L. Chosy
Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary