Form 10-Q
period 2014-03-31
US BANCORP \DE\
filed 2014-05-07
CIK 36104

  1

Form 10-Q/March 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2014 1,815,149,853 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current moderate economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, interest rate risk, and liquidity risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U. S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2014	2013		Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,706	$2,709		(.1)%
Noninterest income	2,103	2,160		(2.6)
Securities gains (losses), net	5	5		–
Total net revenue	4,814	4,874		(1.2)
Noninterest expense	2,544	2,470		3.0
Provision for credit losses	306	403		(24.1)
Income before taxes	1,964	2,001		(1.8)
Taxable-equivalent adjustment	56	56		–
Applicable income taxes	496	558		(11.1)
Net income	1,412	1,387		1.8
Net (income) loss attributable to noncontrolling interests	(15)	41		*
Net income attributable to U.S. Bancorp	$1,397	$1,428		(2.2)
Net income applicable to U.S. Bancorp common shareholders	$1,331	$1,358		(2.0)
Per Common Share
Earnings per share	$.73	$.73		–%
Diluted earnings per share	.73	.73		–
Dividends declared per share	.230	.195		17.9
Book value per share	20.48	18.71		9.5
Market value per share	42.86	33.93		26.3
Average common shares outstanding	1,818	1,858		(2.2)
Average diluted common shares outstanding	1,828	1,867		(2.1)
Financial Ratios
Return on average assets	1.56%	1.65%
Return on average common equity	14.6	16.0
Net interest margin (taxable-equivalent basis) (a)	3.35	3.48
Efficiency ratio (b)	52.9	50.7
Net charge-offs as a percent of average loans outstanding	.59	.79
Average Balances
Loans	$235,859	$222,421		6.0%
Loans held for sale	2,626	8,764		(70.0)
Investment securities (c)	82,216	73,467		11.9
Earning assets	326,226	313,992		3.9
Assets	364,312	351,387		3.7
Noninterest-bearing deposits	70,824	66,400		6.7
Deposits	257,479	245,018		5.1
Short-term borrowings	29,490	28,164		4.7
Long-term debt	22,131	25,404		(12.9)
Total U.S. Bancorp shareholders’ equity	41,761	39,177		6.6

	March 31, 2014	December 31, 2013
Period End Balances
Loans	$238,375	$235,235		1.3%
Investment securities	85,473	79,855		7.0
Assets	371,289	364,021		2.0
Deposits	260,612	262,123		(.6)
Long-term debt	23,774	20,049		18.6
Total U.S. Bancorp shareholders’ equity	42,054	41,113		2.3
Asset Quality
Nonperforming assets	$1,999	$2,037		(1.9)%
Allowance for credit losses	4,497	4,537		(.9)
Allowance for credit losses as a percentage of period-end loans	1.89%	1.93%
Capital Ratios
Common equity tier 1 capital (d)	9.7%	9.4	%(e)
Tier 1 capital	11.4	11.2
Total risk-based capital	13.5	13.2
Leverage	9.7	9.6
Tangible common equity to tangible assets (e)	7.8	7.7
Tangible common equity to risk-weighted assets (e)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	9.0	8.8

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	March 31, 2014, calculated under the Basel III transitional standardized approach; December 31, 2013, calculated under Basel I.
(e)	See Non-GAAP Financial Measures on page 33.

2	U. S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.4 billion for the first quarter of 2014, or $.73 per diluted common share, both equal to the first quarter of 2013. Return on average assets and return on average common equity were 1.56 percent and 14.6 percent, respectively, for the first quarter of 2014, compared with 1.65 percent and 16.0 percent, respectively, for the first quarter of 2013.

Total net revenue, on a taxable-equivalent basis, for the first quarter of 2014 was $60 million (1.2 percent) lower than the first quarter of 2013, primarily reflecting a 2.6 percent decrease in noninterest income. Net interest income was essentially flat from a year ago, the result of an increase in average earning assets, offset by a decrease in the net interest margin. The noninterest income decrease was due to lower mortgage banking revenue.

Noninterest expense in the first quarter of 2014 was $74 million (3.0 percent) higher than the first quarter of 2013, primarily due to an increase in other expense driven by insurance-related recoveries in the first quarter of 2013, partially offset by a decrease in costs related to foreclosed properties, and the Company’s adoption in the first quarter of 2014 of new accounting guidance for certain affordable housing tax credit investments.

The provision for credit losses for the first quarter of 2014 of $306 million was $97 million (24.1 percent) lower than the first quarter of 2013. Net charge-offs in the first quarter of 2014 were $341 million, compared with $433 million in the first quarter of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the first quarter of 2014, essentially flat to the first quarter of 2013, the result of a lower net interest margin, offset by higher average earning assets. The net interest margin in the first quarter of 2014 was 3.35 percent, compared with 3.48 percent in the first quarter of 2013. The decrease in the net interest margin from the first quarter of 2013 primarily reflected lower reinvestment rates on investment securities, as well as growth in the investment portfolio at lower average rates, and lower rates on loans, partially offset by lower rates on deposits and short-term borrowings, and the positive impact from maturities of higher rate long-term debt. Average earning assets were $12.2 billion (3.9 percent) higher in the first quarter of 2014, compared with the first quarter of 2013, driven by increases of $13.4 billion (6.0 percent) in loans and $8.7 billion (11.9 percent) in investment securities, partially offset by decreases in loans held for sale of $6.1 billion (70.0 percent) and other earning assets of $3.8 billion (40.8 percent), primarily due to the deconsolidation of certain consolidated variable interest entities during the second quarter of 2013. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average total loans for the first quarter of 2014 were $13.4 billion (6.0 percent) higher than the first quarter of 2013, driven by growth in residential mortgages (14.4 percent), commercial loans (8.5 percent), commercial real estate loans (7.6 percent), credit card loans (5.3 percent) and other retail loans (.9 percent). These increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by a decline in loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (24.4 percent). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) were $8.3 billion in the first quarter of 2014, compared with $11.0 billion in the same period of 2013.

U. S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31,
(Dollars in Millions)	2014	2013	Percent Change
Credit and debit card revenue	$239	$214	11.7%
Corporate payment products revenue	173	172	.6
Merchant processing services	356	347	2.6
ATM processing services	78	82	(4.9)
Trust and investment management fees	304	278	9.4
Deposit service charges	157	153	2.6
Treasury management fees	133	134	(.7)
Commercial products revenue	205	200	2.5
Mortgage banking revenue	236	401	(41.1)
Investment products fees	46	41	12.2
Securities gains (losses), net	5	5	–
Other	176	138	27.5
Total noninterest income	$2,108	$2,165	(2.6)%

Average investment securities in the first quarter of 2014 were $8.7 billion (11.9 percent) higher than the first quarter of 2013, primarily due to purchases of U.S. government agency-backed securities, net of prepayments and maturities, in anticipation of final liquidity coverage ratio regulatory requirements.

Average total deposits for the first quarter of 2014 were $12.5 billion (5.1 percent) higher than the first quarter of 2013. Average noninterest-bearing deposits increased $4.4 billion (6.7 percent) over the prior year, driven primarily by growth in balances related to the Company’s corporate trust and wholesale businesses. Average total savings deposits were $10.8 billion (8.2 percent) higher, the result of growth in Consumer and Small Business Banking, and Wholesale Banking and Commercial Real Estate balances. Average time deposit less than $100,000 were $2.2 billion (15.9 percent) lower in the first quarter of 2014, compared with the same period of 2013, due to maturities. Average time deposits greater than $100,000 were $636 million (2.0 percent) lower, primarily due to a decline in Consumer and Small Business Banking and corporate trust balances, partially offset by an increase in Wholesale Banking and Commercial Real Estate balances. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing.

Provision for Credit Losses The provision for credit losses for the first quarter of 2014 decreased $97 million (24.1 percent) from the first quarter of 2013. Net charge-offs decreased $92 million (21.2 percent) in the first quarter of 2014, compared with the same period of the prior year, due to improvements in the commercial real estate, residential mortgages and home equity and second mortgages portfolios. The provision for credit losses was lower than net charge-offs by $35 million in the first quarter of 2014, compared with $30 million lower than net charge-offs in the first quarter of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2014 was $2.1 billion, a decrease of $57 million (2.6 percent), compared with the first quarter of 2013. The decrease from a year ago was due to a reduction in mortgage banking revenue, due to lower origination and sales revenue, partially offset by growth in several other fee categories. Credit and debit card revenue increased primarily due to higher transaction volumes. Merchant processing services revenue was higher as a result of an increase in fee-based product revenue and higher volumes, partially offset by lower rates. Trust and investment management fees increased, reflecting account growth, improved market conditions and business expansion. Commercial products revenue increased, principally due to higher syndication fees on tax-advantaged projects, while investment products fees increased due to higher sales volumes and fees. In addition, other income increased, driven by higher equity investment revenue.

4	U. S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2014	2013	Percent Change
Compensation	$1,115	$1,082	3.0%
Employee benefits	289	310	(6.8)
Net occupancy and equipment	249	235	6.0
Professional services	83	78	6.4
Marketing and business development	79	73	8.2
Technology and communications	211	211	–
Postage, printing and supplies	81	76	6.6
Other intangibles	49	57	(14.0)
Other	388	348	11.5
Total noninterest expense	$2,544	$2,470	3.0%
Efficiency ratio (a)	52.9%	50.7%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Noninterest Expense Noninterest expense in the first quarter of 2014 was $2.5 billion, an increase of $74 million (3.0 percent), compared with the first quarter of 2013. The increase in noninterest expense from a year ago was the result of higher compensation expense, reflecting growth in staffing for business initiatives and the impact of merit increases, partially offset by a reduction in employee benefits expense driven by lower pension costs, higher net occupancy and equipment expense due to business initiatives, higher rent expense, and the timing of marketing expense in Payment Services. In addition, other expense increased, driven by insurance-related recoveries in the prior year, partially offset by lower tax-advantaged project costs resulting from the first quarter of 2014 adoption of new accounting guidance for certain affordable housing tax credit investments, and lower costs related to foreclosed real estate. Other intangibles expense decreased from the prior year due to the reduction or completion of the amortization of certain intangibles.

Income Tax Expense The provision for income taxes was $496 million (an effective rate of 26.0 percent) for the first quarter of 2014, compared with $558 million (an effective rate of 28.7 percent) for the first quarter of 2013. The decrease from the prior year primarily reflected the impact of the accounting presentation changes, begun in the fourth quarter of 2013, related to certain investments in tax-advantaged projects, net of the impact of the adoption of new accounting guidance for certain affordable housing tax credit investments in the first quarter of 2014. For further information on income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $238.4 billion at March 31, 2014, compared with $235.2 billion at December 31, 2013, an increase of $3.2 billion (1.3 percent). The increase was driven primarily by increases in commercial loans, commercial real estate loans and residential mortgages, partially offset by lower credit card, other retail and covered loans.

Commercial loans and commercial real estate loans increased $3.7 billion (5.2 percent) and $246 million (.6 percent), respectively, at March 31, 2014, compared with December 31, 2013, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $552 million (1.1 percent) at March 31, 2014, compared with December 31, 2013. Residential mortgages originated and placed in the Company’s loan portfolio are primarily well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, the loan is transferred to loans held for sale.

Credit card loans decreased $892 million (4.9 percent) at March 31, 2014, compared with December 31, 2013, the result of customers seasonally paying down their balances. Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, decreased $71 million (.1 percent)

U. S. Bancorp	5

at March 31, 2014, compared with December 31, 2013. The decrease was driven by lower home equity and second mortgages and student loan balances, partially offset by higher auto and installment loans, and retail leasing balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $1.8 billion at March 31, 2014, compared with $3.3 billion at December 31, 2013. The decrease in loans held for sale was principally due to a lower amount of mortgage loan originations during the first quarter of 2014, which was the result of less refinance activity.

Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $85.5 billion at March 31, 2014, compared with $79.9 billion at December 31, 2013. The $5.6 billion (7.0 percent) increase reflected $5.3 billion of net investment purchases, primarily U.S. government agency-backed securities in anticipation of final liquidity coverage ratio regulatory requirements, and a $297 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2014, the Company’s net unrealized gains on available-for-sale securities were $172 million, compared with net unrealized losses of $125 million at December 31, 2013. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed and state and political securities as a result of decreases in interest rates and changes in credit spreads. Gross unrealized losses on available-for-sale securities totaled $596 million at March 31, 2014, compared with $775 million at December 31, 2013. At March 31, 2014, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

In December 2013, U.S. banking regulators approved final rules that prohibit banks from holding certain types of investments, such as investments in hedge and private equity funds. The Company does not anticipate the implementation of these final rules will require any significant liquidation of securities held or impairment charges. Refer to Notes 2 and 13 in the Notes to Consolidated Financial Statements for further information on investment securities.

6	U. S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2014 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$30	$30	.4	4.53%	$650	$651	.2	.96%
Maturing after one year through five years	31	32	2.4	3.12	80	81	1.2	1.36
Maturing after five years through ten years	842	804	8.5	2.83	1,195	1,137	8.3	2.09
Maturing after ten years	201	196	16.4	2.19	59	59	11.1	1.75
Total	$1,104	$1,062	9.6	2.77%	$1,984	$1,928	5.4	1.68%
Mortgage-Backed Securities (a)
Maturing in one year or less	$298	$302	.6	2.34%	$12	$12	.7	2.17%
Maturing after one year through five years	17,414	17,414	3.8	2.07	24,023	23,908	3.6	2.26
Maturing after five years through ten years	16,918	16,980	5.9	1.80	13,819	13,655	5.6	1.62
Maturing after ten years	1,692	1,694	13.2	1.20	740	752	12.1	1.24
Total	$36,322	$36,390	5.2	1.91%	$38,594	$38,327	4.5	2.02%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$–	.1	.38%
Maturing after one year through five years	272	283	3.9	1.54	11	14	3.6	.81
Maturing after five years through ten years	362	369	7.5	2.45	3	3	6.5	.92
Maturing after ten years	–	–	17.3	2.45	1	9	10.0	.97
Total	$634	$652	6.0	2.06%	$15	$26	4.5	.84%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$146	$149	.6	6.43%	$1	$1	.7	10.39%
Maturing after one year through five years	4,614	4,769	2.5	6.79	2	2	2.6	8.36
Maturing after five years through ten years	576	577	6.7	5.15	1	1	7.9	8.03
Maturing after ten years	96	90	22.6	5.77	7	7	11.9	2.65
Total	$5,432	$5,585	3.2	6.59%	$11	$11	9.1	4.78%
Other Debt Securities
Maturing in one year or less	$51	$51	.2	5.71%	$6	$6	.2	1.60%
Maturing after one year through five years	–	–	–	–	78	78	2.5	1.12
Maturing after five years through ten years	–	–	–	–	24	13	6.6	.98
Maturing after ten years	690	625	19.2	2.47	–	–	–	–
Total	$741	$676	17.9	2.69%	$108	$97	3.3	1.12%
Other Investments	$356	$396	17.8	2.74%	$–	$–	–	–%
Total investment securities (d)	$44,589	$44,761	5.4	2.52%	$40,712	$40,389	4.5	2.00%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 6.0 years at December 31, 2013, with a corresponding weighted-average yield of 2.64 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.5 years at December 31, 2013, with a corresponding weighted-average yield of 2.00 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2014		December 31, 2013
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$3,088	3.6%	$4,222	5.3%
Mortgage-backed securities	74,916	87.8	68,236	85.3
Asset-backed securities	649	.8	652	.8
Obligations of state and political subdivisions	5,443	6.4	5,685	7.1
Other debt securities and investments	1,205	1.4	1,184	1.5
Total investment securities	$85,301	100.0%	$79,979	100.0%

U. S. Bancorp	7

Deposits Total deposits were $260.6 billion at March 31, 2014, compared with $262.1 billion at December 31, 2013, the result of decreases in noninterest-bearing deposits and time deposits less than $100,000, partially offset by increases in total savings deposits and time deposits greater than $100,000. Noninterest-bearing deposits decreased $3.6 billion (4.7 percent), primarily due to a seasonal decrease in Wealth Management and Securities Services balances. Time deposits less than $100,000 decreased $652 million (5.5 percent) at March 31, 2014, compared with December 31, 2013, primarily due to maturities. Savings account balances increased $1.6 billion (4.8 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Money market balances increased $606 million (1.0 percent) primarily due to higher Consumer and Small Business Banking and government banking balances. Interest checking balances increased $247 million (.5 percent) primarily due to higher Consumer and Small Business Banking and Wholesale Banking and Commercial Real Estate balances, partially offset by lower corporate trust and broker-dealer balances. Time deposits greater than $100,000 increased $314 million (1.1 percent) at March 31, 2014, compared with December 31, 2013. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $30.8 billion at March 31, 2014, compared with $27.6 billion at December 31, 2013. The $3.2 billion (11.5 percent) increase in short-term borrowings was primarily due to higher federal funds purchased, commercial paper and other short-term borrowings balances, partially offset by lower repurchase agreement balances. Long-term debt was $23.8 billion at March 31, 2014, compared with $20.0 billion at December 31, 2013. The $3.8 billion (18.6 percent) increase was primarily due to the issuances of $3.0 billion of bank notes and $.8 billion of medium-term notes, and a $1.0 billion increase in Federal Home Loan Bank advances, partially offset by $1.0 billion of subordinated note maturities. These increases in borrowings were used to fund the Company’s loan growth and securities purchases. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s Board of Directors has approved a risk appetite statement and framework for the Company which defines acceptable levels of risk taking, including risk limits, and establishes the governance and oversight activities over risk management and reporting. Compliance with the risk appetite statement is overseen by the Risk Management Committee of the Company’s Board of Directors and managed by the Executive Risk Committee, which is comprised of senior management and led by the Chief Risk Officer. Within this framework, the Company has established quantitative measurements and qualitative considerations for monitoring risk across the Company.

The Company’s most prominent risk exposures are credit, residual value, operational, interest rate, market, liquidity and reputation risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Operational risk includes risks related to fraud, processing errors, technology, breaches of internal controls and in data security, and business continuation and disaster recovery. Operational risk also includes legal and compliance risks, including risks arising from the failure to adhere to laws, rules, regulations and internal policies and procedures. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. Further, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base, funding sources or revenue. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion of these factors.

8	U. S. Bancorp

The Company’s risk management governance approach includes comprehensive board level and management risk committee structures as well as a “three lines of defense” system of checks and balances. Under this system, the first line of defense is responsible for managing the risks it undertakes in accordance with established boundaries such as risk appetite and policy limits. Line of business leaders, along with their Business Line Chief Risk Officers, are responsible for the risk management activities within each business line. The second line of defense, which includes independent risk management and corporate support functions, establishes policies and other requirements and interacts with the Company’s business lines to oversee effective execution. The second line of defense also monitors significant risks on a regular basis, including independent assessments of credit and financial risk processes to ensure the accuracy of loan risk ratings, the quality of underwriting, and to monitor market, interest rate and liquidity risks. The third line of defense, the Company’s internal audit department, engages in independent assessments to provide assurance on the risk management framework.

Under the guidance of the Executive Risk Committee, risk management personnel help promote a culture of compliance through oversight, credible challenge, advice, monitoring, testing and reporting with respect to the Company’s adherence to laws, rules, regulations and internal policies and procedures.

Management provides various risk-related reporting to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The discussion also covers quarterly reports by management assessing the Company’s performance relative to the risk appetite statement and the associated risk tolerance limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes, litigation developments, and technology and cybersecurity;
•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk;
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational risk, which includes losses stemming from events such as fraud, processing errors, or control breaches, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputational risk considerations, impacts and responses.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage relative to similar banking institutions and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. The Risk Management Committee oversees the Company’s credit risk management process.

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

U. S. Bancorp	9

allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 3 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a more detailed discussion on credit risk management processes.

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10 or 15 year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. A 10-year draw and 20-year amortization product was introduced during 2013 to provide customers the option to repay their outstanding balances over a longer period. At March 31, 2014, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

10	U. S. Bancorp

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at March 31, 2014:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$2,138	$35,042	$37,180	85.3%
Over 80% through 90%	408	2,828	3,236	7.4
Over 90% through 100%	324	1,036	1,360	3.1
Over 100%	458	1,043	1,501	3.5
No LTV available	–	316	316	.7
Total	$3,328	$40,265	$43,593	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$2	$600	$602	44.7%
Over 80% through 90%	2	218	220	16.3
Over 90% through 100%	1	192	193	14.3
Over 100%	4	328	332	24.7
No LTV available	–	–	–	–
Total	$9	$1,338	$1,347	100.0%
Other Borrowers
Less than or equal to 80%	$10	$412	$422	47.3%
Over 80% through 90%	1	199	200	22.4
Over 90% through 100%	1	91	92	10.3
Over 100%	2	177	179	20.0
No LTV available	–	–	–	–
Total	$14	$879	$893	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,875	$5,875	100.0%
Total
Less than or equal to 80%	$2,150	$36,054	$38,204	73.9%
Over 80% through 90%	411	3,245	3,656	7.1
Over 90% through 100%	326	1,319	1,645	3.2
Over 100%	464	1,548	2,012	3.9
No LTV available	–	316	316	.6
Loans purchased from GNMA mortgage pools (a)	–	5,875	5,875	11.3
Total	$3,351	$48,357	$51,708	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$8,353	$715	$9,068	62.6%
Over 80% through 90%	2,217	213	2,430	16.7
Over 90% through 100%	1,162	124	1,286	8.9
Over 100%	1,305	145	1,450	10.0
No LTV/CLTV available	210	47	257	1.8
Total	$13,247	$1,244	$14,491	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$40	$29	$69	24.6%
Over 80% through 90%	15	21	36	12.9
Over 90% through 100%	12	33	45	16.1
Over 100%	27	99	126	45.0
No LTV/CLTV available	–	4	4	1.4
Total	$94	$186	$280	100.0%
Other Borrowers
Less than or equal to 80%	$352	$11	$363	74.1%
Over 80% through 90%	78	5	83	16.9
Over 90% through 100%	18	2	20	4.1
Over 100%	17	3	20	4.1
No LTV/CLTV available	4	–	4	.8
Total	$469	$21	$490	100.0%
Total
Less than or equal to 80%	$8,745	$755	$9,500	62.2%
Over 80% through 90%	2,310	239	2,549	16.7
Over 90% through 100%	1,192	159	1,351	8.9
Over 100%	1,349	247	1,596	10.5
No LTV/CLTV available	214	51	265	1.7
Total	$13,810	$1,451	$15,261	100.0%

At March 31, 2014, approximately $1.3 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.4 billion at December 31, 2013. In addition to residential mortgages, at March 31, 2014, $.3 billion of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2013. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .4 percent of total assets at March 31, 2014, compared with .5 percent at December 31, 2013. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower

U. S. Bancorp	11

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

Covered loans included $957 million in loans with negative-amortization payment options at March 31, 2014, compared with $986 million at December 31, 2013. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $15.3 billion at March 31, 2014, compared with $15.4 billion at December 31, 2013, and included $4.8 billion of home equity lines in a first lien position and $10.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2014, included approximately $3.9 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.6 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2014:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,905	$6,637	$10,542
Percent 30–89 days past due	.41%	.72%	.60%
Percent 90 days or more past due	.16%	.22%	.20%
Weighted-average CLTV	78%	75%	76%
Weighted-average credit score	748	742	744

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U. S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2014	December 31, 2013
Commercial
Commercial	.07%	.08%
Lease financing	–	–
Total commercial	.06	.08
Commercial Real Estate
Commercial mortgages	–	.02
Construction and development	.29	.30
Total commercial real estate	.06	.07
Residential Mortgages (a)	.64	.65
Credit Card	1.21	1.17
Other Retail
Retail leasing	.02	–
Other	.20	.21
Total other retail (b)	.18	.18
Total loans, excluding covered loans	.30	.31
Covered Loans	5.83	5.63
Total loans	.49%	.51%

90 days or more past due including nonperforming loans	March 31, 2014	December 31, 2013
Commercial	.32%	.27%
Commercial real estate	.73	.83
Residential mortgages (a)	2.14	2.16
Credit card	1.59	1.60
Other retail (b)	.58	.58
Total loans, excluding covered loans	.95	.97
Covered loans	7.46	7.13
Total loans	1.17%	1.19%

(a)	Delinquent loan ratios exclude $3.6 billion at March 31, 2014, and $3.7 billion at December 31, 2013, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 9.08 percent at March 31, 2014, and 9.34 percent at December 31, 2013.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..92 percent at March 31, 2014, and .93 percent at December 31, 2013.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.2 billion (approximately $.7 billion excluding covered loans) at March 31, 2014 and December 31, 2013. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the

Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .49 percent (.30 percent excluding covered loans) at March 31, 2014, compared with .51 percent (.31 percent excluding covered loans) at December 31, 2013.

U. S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Residential Mortgages (a)
30-89 days	$306	$358	.59%	.70%
90 days or more	331	333	.64	.65
Nonperforming	777	770	1.50	1.51
Total	$1,414	$1,461	2.73%	2.86%
Credit Card
30-89 days	$203	$226	1.19%	1.25%
90 days or more	208	210	1.21	1.17
Nonperforming	65	78	.38	.43
Total	$476	$514	2.78%	2.85%
Other Retail
Retail Leasing
30-89 days	$10	$11	.16%	.18%
90 days or more	1	–	.02	–
Nonperforming	1	1	.02	.02
Total	$12	$12	.20%	.20%
Home Equity and Second Mortgages
30-89 days	$87	$102	.57%	.66%
90 days or more	50	49	.33	.32
Nonperforming	167	167	1.09	1.08
Total	$304	$318	1.99%	2.06%
Other (b)
30-89 days	$105	$132	.40%	.50%
90 days or more	35	37	.13	.14
Nonperforming	20	23	.08	.09
Total	$160	$192	.61%	.73%

(a)	Excludes $417 million of loans 30-89 days past due and $3.6 billion of loans 90 days or more past due at March 31, 2014, purchased from GNMA mortgage pools that continue to accrue interest, compared with $440 million and $3.7 billion at December 31, 2013, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	March 31, 2014	December 31, 2013
Prime Borrowers
30-89 days	.49%	.55%
90 days or more	.54	.55
Nonperforming	1.30	1.31
Total	2.33%	2.41%
Sub-Prime Borrowers
30-89 days	6.09%	7.60%
90 days or more	5.86	6.02
Nonperforming	14.11	13.19
Total	26.06%	26.81%
Other Borrowers
30-89 days	1.35%	1.65%
90 days or more	1.90	1.43
Nonperforming	2.13	2.09
Total	5.38%	5.17%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

14	U. S. Bancorp

Home equity and second mortgages	March 31, 2014	December 31, 2013
Prime Borrowers
30-89 days	.50%	.57%
90 days or more	.28	.27
Nonperforming	.99	.98
Total	1.77%	1.82%
Sub-Prime Borrowers
30-89 days	3.93%	4.39%
90 days or more	1.79	2.03
Nonperforming	4.64	4.73
Total	10.36%	11.15%
Other Borrowers
30-89 days	.82%	1.24%
90 days or more	.82	.62
Nonperforming	2.03	1.86
Total	3.67%	3.72%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
30-89 days	$156	$166	1.92%	1.96%
90 days or more	472	476	5.83	5.63
Nonperforming	132	127	1.63	1.50
Total	$760	$769	9.38%	9.09%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. At March 31, 2014, performing TDRs were $6.0 billion, unchanged from December 31, 2013. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

U. S. Bancorp	15

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

Modifications to loans in the covered segment are similar in nature to that described above for non-

covered loans, and the evaluation and determination of TDR status is similar, except that acquired loans restructured after acquisition are not considered TDRs for purposes of the Company’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. Losses associated with modifications on covered loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss sharing agreements.

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2014 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$264	1.9%	1.3%	$104	(a)	$368
Commercial real estate	359	.8	2.5	128	(b)	487
Residential mortgages	1,962	6.0	8.0	464		2,426	(d)
Credit card	224	8.5	6.9	65	(c)	289
Other retail	197	5.4	4.4	66	(c)	263	(e)
TDRs, excluding GNMA and covered loans	3,006	5.1	6.4	827		3,833
Loans purchased from GNMA mortgage pools	2,716	7.7	61.7	–		2,716	(f)
Covered loans	287	.3	1.2	67		354
Total	$6,009	6.1%	31.1%	$894		$6,903

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $293 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $135 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $146 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $3 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $491 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $991 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at March 31, 2014.

16	U. S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2014	December 31, 2013
Commercial
Commercial	$174	$122
Lease financing	14	12
Total commercial	188	134
Commercial Real Estate
Commercial mortgages	156	182
Construction and development	113	121
Total commercial real estate	269	303
Residential Mortgages (b)	777	770
Credit Card	65	78
Other Retail
Retail leasing	1	1
Other	187	190
Total other retail	188	191
Total nonperforming loans, excluding covered loans	1,487	1,476
Covered Loans	132	127
Total nonperforming loans	1,619	1,603
Other Real Estate (c)(d)	296	327
Covered Other Real Estate (d)	73	97
Other Assets	11	10
Total nonperforming assets	$1,999	$2,037
Total nonperforming assets, excluding covered assets	$1,794	$1,813
Excluding covered assets
Accruing loans 90 days or more past due (b)	$695	$713
Nonperforming loans to total loans	.65%	.65%
Nonperforming assets to total loans plus other real estate (c)	.78%	.80%
Including covered assets
Accruing loans 90 days or more past due (b)	$1,167	$1,189
Nonperforming loans to total loans	.68%	.68%
Nonperforming assets to total loans plus other real estate (c)	.84%	.86%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2013	$494	$1,319	$224	$2,037
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	136	172	18	326
Advances on loans	13	–	–	13
Total additions	149	172	18	339
Reductions in nonperforming assets
Paydowns, payoffs	(42)	(69)	(17)	(128)
Net sales	(43)	(30)	(19)	(92)
Return to performing status	(9)	(53)	(1)	(63)
Charge-offs (e)	(47)	(47)	–	(94)
Total reductions	(141)	(199)	(37)	(377)
Net additions to (reductions in) nonperforming assets	8	(27)	(19)	(38)
Balance March 31, 2014	$502	$1,292	$205	$1,999

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.6 billion and $3.7 billion at March 31, 2014, and December 31, 2013, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $540 million and $527 million at March 31, 2014, and December 31, 2013, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and not accruing interest, restructured loans that have not met the performance period required to return to accrual status, other real estate owned and other nonperforming assets owned by the Company. Nonperforming assets are generally either originated by the Company or acquired under FDIC loss sharing agreements that substantially reduce the risk of credit losses to the Company. Interest payments collected from assets on nonaccrual status are generally applied against the principal balance and not recorded

U. S. Bancorp	17

as income. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible.

At March 31, 2014, total nonperforming assets were $2.0 billion, essentially unchanged from December 31, 2013. Excluding covered assets, nonperforming assets were $1.8 billion at March 31, 2014, representing a $19 million (1.0 percent) decrease from December 31, 2013. The decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in the commercial mortgage portfolio, as well as by improvement in construction and development and credit card loans. Nonperforming covered assets at March 31, 2014, were $205 million, compared with $224 million at December 31, 2013. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was .84 percent (.78 percent excluding covered assets) at March 31, 2014, compared with .86 percent (.80 percent excluding covered assets) at December 31, 2013. Given the current economic conditions, the Company expects total nonperforming assets to remain relatively stable in the second quarter of 2014.

Other real estate owned, excluding covered assets, was $296 million at March 31, 2014, compared with $327 million at December 31, 2013, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Residential
Florida	$20	$17	1.19%	1.03%
Minnesota	17	15	.27	.24
California	15	15	.12	.13
Washington	14	16	.35	.40
Ohio	14	17	.44	.52
All other states	170	186	.43	.47
Total residential	250	266	.37	.40
Commercial
California	10	14	.06	.08
Tennessee	5	5	.22	.25
Missouri	4	14	.09	.30
Indiana	3	–	.26	–
Oregon	3	3	.07	.07
All other states	21	25	.03	.03
Total commercial	46	61	.04	.06
Total	$296	$327	.13%	.14%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $341 million for the first quarter of 2014, compared with $433 million for the first quarter of 2013. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2014 was .59 percent, compared with .79 percent for the first quarter of 2013. The decrease in total net charge-offs for the first quarter of 2014, compared with the first quarter of 2013, was due to improvements in the commercial real estate, residential mortgages and home equity and second mortgages portfolios, due to improvement in the economy. Given expected economic conditions, the Company’s expectations about nonperforming assets and other portfolio characteristics, and the impact of loan portfolio growth, in the second quarter of 2014 the Company expects the level of net charge-offs to remain relatively stable and provision for credit losses to increase modestly.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2014 were $33 million (.12 percent of average loans outstanding on an annualized basis), compared with $54 million (.21 percent of average loans outstanding on an annualized basis) for the first quarter of 2013. The decrease reflected the improvement in economic conditions.

18	U. S. Bancorp

Table 7	Net Charge-Offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31,
	2014	2013
Commercial
Commercial	.21%	.22%
Lease financing	.16	.23
Total commercial	.21	.22
Commercial Real Estate
Commercial mortgages	(.01)	.20
Construction and development	(.10)	.26
Total commercial real estate	(.03)	.21
Residential Mortgages	.45	.83
Credit Card (a)	3.96	3.93
Other Retail
Retail leasing	–	.07
Home equity and second mortgages	.82	1.80
Other	.69	.83
Total other retail	.65	1.08
Total loans, excluding covered loans	.60	.83
Covered Loans	.24	.04
Total loans	.59%	.79%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 3.96 percent and 4.00 percent for the three months ended March 31, 2014 and 2013, respectively.

Residential mortgage loan net charge-offs for the first quarter of 2014 were $57 million (.45 percent of average loans outstanding on an annualized basis), compared with $92 million (.83 percent of average loans outstanding on an annualized basis) for the first quarter of 2013. Credit card loan net charge-offs for the first quarter of 2014 were $170 million (3.96 percent of average loans outstanding on an annualized basis), compared with $160 million (3.93 percent of average loans outstanding on an annualized basis) for the first quarter of 2013. Other retail loan net charge-offs for the first quarter of 2014 were $76 million (.65 percent of average loans outstanding on an annualized basis), compared with $126 million (1.08 percent of average loans outstanding on an annualized basis) for the first quarter of 2013. The decrease in total residential mortgage, credit card and other retail loan net charge-offs for the first quarter of 2014, compared with the first quarter of 2013, reflected the improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended March 31
	Average Loans		Percent of Average Loans
(Dollars in Millions)	2014	2013	2014	2013
Residential Mortgages
Prime borrowers	$43,503	$37,309	.36%	.68%
Sub-prime borrowers	1,360	1,554	5.07	6.79
Other borrowers	901	845	.45	1.44
Loans purchased from GNMA mortgage pools (a)	5,820	5,401	–	–
Total	$51,584	$45,109	.45%	.83%
Home Equity and Second Mortgages
Prime borrowers	$14,605	$15,650	.75%	1.61%
Sub-prime borrowers	273	354	4.46	8.02
Other borrowers	488	430	.83	3.77
Total	$15,366	$16,434	.82%	1.80%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U. S. Bancorp	19

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 13-year period of historical loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical timeframe is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2014, the Company serviced the first lien on 37 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $402 million or 2.6 percent of the total home equity portfolio at March 31, 2014, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.3 percent for the twelve months ended March 31, 2014), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates.

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

Refer to “Management’s Discussion and Analysis — Analysis and Determination of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on the analysis and determination of the allowance for credit losses.

The allowance for credit losses was $4.5 billion at March 31, 2014 and December 31, 2013 (1.89 percent of total loans and 1.90 percent of loans excluding covered loans at March 31, 2014 and 1.93 percent of total loans and 1.94 percent of loans excluding covered loans at December 31, 2013.) The ratio of the allowance for credit losses to nonperforming loans was 278 percent (293 percent excluding covered loans) at March 31, 2014, compared with 283 percent (297 percent excluding covered loans) at December 31, 2013. The ratio of the allowance for credit losses to annualized loan net charge-offs was 325 percent at March 31, 2014, compared with 310 percent of full year 2013 net charge-offs at December 31, 2013, reflecting the impact of improving economic conditions over the past year.

U. S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in Millions)	2014	2013
Balance at beginning of period	$4,537	$4,733
Charge-Offs
Commercial
Commercial	57	47
Lease financing	6	9
Total commercial	63	56
Commercial real estate
Commercial mortgages	7	29
Construction and development	1	14
Total commercial real estate	8	43
Residential mortgages	61	100
Credit card	184	193
Other retail
Retail leasing	1	2
Home equity and second mortgages	36	79
Other	63	75
Total other retail	100	156
Covered loans (a)	6	1
Total charge-offs	422	549
Recoveries
Commercial
Commercial	23	15
Lease financing	4	6
Total commercial	27	21
Commercial real estate
Commercial mortgages	8	14
Construction and development	3	10
Total commercial real estate	11	24
Residential mortgages	4	8
Credit card	14	33
Other retail
Retail leasing	1	1
Home equity and second mortgages	5	6
Other	18	23
Total other retail	24	30
Covered loans (a)	1	–
Total recoveries	81	116
Net Charge-Offs
Commercial
Commercial	34	32
Lease financing	2	3
Total commercial	36	35
Commercial real estate
Commercial mortgages	(1)	15
Construction and development	(2)	4
Total commercial real estate	(3)	19
Residential mortgages	57	92
Credit card	170	160
Other retail
Retail leasing	–	1
Home equity and second mortgages	31	73
Other	45	52
Total other retail	76	126
Covered loans (a)	5	1
Total net charge-offs	341	433
Provision for credit losses	306	403
Other changes (b)	(5)	5
Balance at end of period (c)	$4,497	$4,708
Components
Allowance for loan losses	$4,189	$4,390
Liability for unfunded credit commitments	308	318
Total allowance for credit losses	$4,497	$4,708
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.90%	2.11%
Nonperforming loans, excluding covered loans	293	274
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	200	200
Nonperforming assets, excluding covered assets	243	221
Annualized net charge-offs, excluding covered loans	320	256
Period-end loans	1.89%	2.11%
Nonperforming loans	278	255
Nonperforming and accruing loans 90 days or more past due	161	156
Nonperforming assets	225	196
Annualized net charge-offs	325	268

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.
(c)	At March 31, 2014 and 2013, $1.7 billion of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U. S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2014, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2013. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2013, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. Business line managers ensure the controls are appropriate and are implemented as designed. The Company’s internal audit function validates the system of internal controls through regular and ongoing risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors. Business managers are also required to report on their business line’s management of operational risk. Business managers are responsible for resolving escalated matters, and keeping the Company’s operating, executive, and Board committees informed of the status of such matters. In addition, the Company’s enterprise risk management personnel are also expected to promptly escalate known instances where a risk limit has been exceeded. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2014, and December 31, 2013, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on net interest income simulation analysis.

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

Sensitivity of Net Interest Income

	March 31, 2014				December 31, 2013
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.21%	*	1.75%	*	1.07%	*	1.53%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U. S. Bancorp	23

curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 4.2 percent decrease in the market value of equity at March 31, 2014, compared with a 5.1 percent decrease at December 31, 2013. A 200 bps decrease, where possible given current rates, would have resulted in a 2.5 percent decrease in the market value of equity at March 31, 2014, compared with a .8 percent decrease at December 31, 2013. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on market value of equity modeling.

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

To manage these risks, the Company may enter into exchange-traded, centrally cleared and over-the-counter derivative contracts, including interest rate swaps, swaptions, futures, forwards and options. In addition, the Company enters into interest rate and foreign exchange derivative contracts to support the business requirements of its customers (customer-related positions). The Company historically has minimized the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers. In 2014, the Company began to actively manage the risks from its exposure to customer-related interest rate positions on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company does not utilize derivatives for speculative purposes.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2014, the Company had $4.5 billion of forward commitments to sell, hedging $1.5 billion of mortgage loans held for sale and $3.8 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting agreements, and, where possible by requiring collateral agreements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps and forwards and credit contracts are required to be centrally cleared through clearing houses to further mitigate counterparty credit risk.

For additional information on derivatives and hedging activities, refer to Notes 11 and 12 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities employing methodologies consistent

24	U. S. Bancorp

with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect its corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year for its trading businesses. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.

The average, high, low and period-end VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Average	$1	$1
High	2	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the three months ended March 31, 2014 and 2013. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end Stressed VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Average	$4	$3
High	6	8
Low	2	2
Period-end	3	4

Valuations of positions in the client derivatives and foreign currency transaction businesses are based on quotes from third parties, which are generally compared with an additional third party quote to determine if there are significant differences. Significant differences are approved by the Company’s market risk management department. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third party prices, with material variances approved by the Company’s market risk management and credit administration departments.

The Company also measures the market risk of its hedging activities related to residential mortgage loans held for sale and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. A three-year look-back period is used to obtain past market data for the residential mortgage loans held for sale and related hedges. A seven-year look-back period is used to obtain past market data for the MSRs and related hedges.

The average, high and low VaR amounts for residential mortgage loans held for sale and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$2
High	1	4
Low	–	1
Mortgage Servicing Rights and Related Hedges
Average	$3	$3
High	7	6
Low	2	2

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and

U. S. Bancorp	25

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

The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process, and approves the Company’s liquidity policy and contingency funding plan. The ALCO reviews and approves the Company’s liquidity policy and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At March 31, 2014, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $71.1 billion, compared with $61.7 billion at December 31, 2013. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2014, the Company could have borrowed an additional $70.9 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $260.6 billion at March 31, 2014, compared with $262.1 billion at December 31, 2013. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $23.8 billion at March 31, 2014, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $30.8 billion at

March 31, 2014, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At March 31, 2014, parent company long-term debt outstanding was $12.2 billion, compared with $11.4 billion at December 31, 2013. The $.8 billion increase was due to the issuance of medium-term notes. As of March 31, 2014, there was $1.5 billion of parent company debt scheduled to mature in the remainder of 2014.

In 2010, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework proposed to enhance international capital and liquidity standards. In 2013, U.S. banking regulators released a proposed regulatory requirement for U.S. banks which would implement a Liquidity Coverage Ratio (“LCR”) similar to the measure proposed by the Basel Committee as part of Basel III. The LCR requires that banks maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. The Company continues to evaluate the impact of the proposed rule and expects to meet the final standards within the regulatory timelines.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At March 31, 2014, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $70 million and unrealized losses totaling $6 million, compared with an amortized cost totaling $70 million

26	U. S. Bancorp

and unrealized losses totaling $7 million, at December 31, 2013. The Company also transacts with various European banks as counterparties to interest rate, mortgage-related and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At March 31, 2014, the Company was in a net receivable position with four banks in the United Kingdom, one bank in Germany and one bank in Switzerland, totaling $14 million. The Company was in a net payable position to each of the other European banks.

The Company has not bought or sold credit protection on the debt of any European country or any company domiciled in Europe, nor does it provide retail lending services in Europe. While the Company does not offer commercial lending services in Europe, it does provide financing to domestic multinational corporations that generate revenue from customers in European countries and provides a limited number of corporate credit cards to their European subsidiaries. While an economic downturn in Europe could have a negative impact on these customers’ revenues, it is unlikely that any effect on the overall credit-worthiness of these multinational corporations would be material to the Company.

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2014, the Company had an aggregate amount on deposit with European banks of approximately $436 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $438 million at March 31, 2014 guaranteed by the country of Germany. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

U. S. Bancorp	27

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2014	December 31, 2013
Common equity tier 1 capital (a)	$29,463
Tier 1 capital	34,627	$33,386
Total risk-based capital	40,741	39,340

Common equity tier 1 capital as a percent of risk-weighted assets (a)	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.4	11.2%
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.7	9.6
Total risk-based capital as a percent of risk-weighted assets	13.5	13.2

Risk-weighted assets	$302,841	$297,919

Note:	March 31, 2014 amounts calculated under the Basel III transitional standardized approach, December 31, 2013 amounts calculated under Basel I.
(a)	Beginning January 1, 2014, the regulatory capital requirements effective for the Company include a common equity tier 1 capital as a percent of risk-weighted assets ratio.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. As of December 31, 2013, the regulatory capital requirements effective for the Company followed the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). During 2013, U.S. banking regulators approved final regulatory capital rule changes, which implemented aspects of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising rules for calculating risk-weighted assets and introducing a new common equity tier 1 capital ratio. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the next four years to full implementation by January 1, 2018. Table 9 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2014 and December 31, 2013. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Total U.S. Bancorp shareholders’ equity was $42.1 billion at March 31, 2014, compared with $41.1 billion at December 31, 2013. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets, were 7.8 percent and 9.3 percent, respectively, at March 31, 2014, compared with 7.7 percent and 9.1 percent, respectively, at December 31, 2013. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.0 percent at March 31, 2014, compared with 8.8 percent at December 31, 2013. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 14, 2013, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.25 billion of its common stock, from April 1, 2013 through March 31, 2014. On March 26, 2014, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.3 billion of its common stock, from April 1, 2014 through March 31, 2015.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2014:

Period (Dollars in Millions)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
January	5,901,469	(c)	$40.72	5,801,469	$252
February	5,083,416	(d)	39.99	4,983,416	52
March	1,107,136		41.95	1,107,136	–
Total	12,092,021	(e)	$40.53	11,892,021	$–

(a)	All shares were purchased under the stock repurchase program announced on March 14, 2013.
(b)	The dollar value of shares subject to the stock repurchase program announced on March 26, 2014 are not reflected in this column.
(c)	Includes 100,000 shares of common stock purchased, at an average price per share of $39.82, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan (the “401(k) Plan”).
(d)	Includes 100,000 shares of common stock purchased, at an average price per share of $38.99, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.
(e)	Includes 200,000 shares of common stock purchased, at an average price per share of $39.41, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.

28	U. S. Bancorp

Refer to “Management’s Discussion and Analysis —Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31,  2013, for further discussion on capital management.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2014, certain organization and methodology changes were made and, accordingly, 2013 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $288 million of the Company’s net income in the first quarter of 2014, or a decrease of $31 million (9.7 percent), compared with the first quarter of 2013. The decrease was primarily driven by lower net revenue and a higher provision for credit losses, partially offset by a reduction in noninterest expense.

Net revenue decreased $38 million (4.9 percent) in the first quarter of 2014, compared with the first quarter of 2013. Net interest income, on a taxable-equivalent basis, decreased $4 million (.8 percent) in the first quarter of 2014, compared with the first quarter of 2013. The decrease was primarily driven by lower rates on loans and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan balances. Noninterest income decreased $34 million (12.1 percent) in the first quarter of 2014, compared with the first quarter of 2013, driven by lower wholesale transaction activity and other loan-related fees. In addition, there was a year-over-year decline in equity investment revenue.

Noninterest expense decreased $6 million (1.9 percent) in the first quarter of 2014, compared with the first quarter of 2013, primarily due to lower costs related to other real estate owned. The provision for credit losses increased $18 million in the first quarter of 2014, compared with the first quarter of 2013, primarily due to an unfavorable change in the reserve allocation due to loan growth, partially offset by lower net charge-offs. Nonperforming assets were $313 million at March 31, 2014, $298 million at December 31, 2013, and $431 million at March 31, 2013. Nonperforming assets as a percentage of period-end loans were .41 percent at March 31, 2014, .40 percent at December 31, 2013, and .63 percent at March 31, 2013. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $291 million of the Company’s net income in the first quarter of 2014, or a decrease of $77 million (20.9 percent), compared with the first quarter of 2013. The decrease was due to lower net revenue, partially offset by a lower provision for credit losses and lower noninterest expense. Within Consumer and Small Business Banking, the retail banking division contributed $171 million of the total net income in the first quarter of 2014, or an increase of $12 million (7.5 percent) from the first quarter of 2013. Mortgage banking contributed $120 million of Consumer and Small Business Banking’s net income in the first quarter of 2014, or a decrease of $89 million (42.6 percent) from

U. S. Bancorp	29

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended March 31 (Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$490	$494	(.8)%	$1,090	$1,163	(6.3)%
Noninterest income	246	280	(12.1)	625	787	(20.6)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	736	774	(4.9)	1,715	1,950	(12.1)
Noninterest expense	301	306	(1.6)	1,116	1,132	(1.4)
Other intangibles	1	2	(50.0)	8	11	(27.3)
Total noninterest expense	302	308	(1.9)	1,124	1,143	(1.7)
Income before provision and income taxes	434	466	(6.9)	591	807	(26.8)
Provision for credit losses	(18)	(36)	50.0	133	228	(41.7)
Income before income taxes	452	502	(10.0)	458	579	(20.9)
Income taxes and taxable-equivalent adjustment	164	183	(10.4)	167	211	(20.9)
Net income	288	319	(9.7)	291	368	(20.9)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$288	$319	(9.7)	$291	$368	(20.9)
Average Balance Sheet
Commercial	$54,491	$49,133	10.9%	$8,333	$8,499	(2.0)%
Commercial real estate	20,566	18,988	8.3	18,623	17,463	6.6
Residential mortgages	22	29	(24.1)	50,296	44,499	13.0
Credit card	–	–	–	–	–	–
Other retail	4	8	(50.0)	45,484	44,922	1.3
Total loans, excluding covered loans	75,083	68,158	10.2	122,736	115,383	6.4
Covered loans	245	466	(47.4)	6,048	6,928	(12.7)
Total loans	75,328	68,624	9.8	128,784	122,311	5.3
Goodwill	1,604	1,604	–	3,515	3,515	–
Other intangible assets	21	27	(22.2)	2,741	2,015	36.0
Assets	82,249	74,720	10.1	141,694	140,229	1.0
Noninterest-bearing deposits	32,218	29,908	7.7	21,945	21,352	2.8
Interest checking	10,472	10,886	(3.8)	34,851	32,386	7.6
Savings products	17,128	11,902	43.9	48,060	45,570	5.5
Time deposits	18,385	16,472	11.6	18,708	22,444	(16.6)
Total deposits	78,203	69,168	13.1	123,564	121,752	1.5
Total U.S. Bancorp shareholders’ equity	7,527	7,150	5.3	11,569	12,040	(3.9)

*	Not meaningful

the first quarter of 2013, reflecting lower mortgage banking activity in 2014.

Net revenue decreased $235 million (12.1 percent) in the first quarter of 2014, compared with the first quarter of 2013. Net interest income, on a taxable-equivalent basis, decreased $73 million (6.3 percent) in the first quarter of 2014, compared with the first quarter of 2013. The decrease in net interest income was primarily due to lower rates on loans, the impact of lower rates on the margin benefit from deposits and lower average loans held for sale balances, partially offset by higher average loan and deposit balances. Noninterest income decreased $162 million (20.6 percent) in the first quarter of 2014, compared with the first quarter of 2013, primarily the result of lower mortgage origination and sales revenue, as well as lower ATM processing services and commercial products revenue. These decreases were partially offset by higher deposit service charges, the result of increased monthly account fees, and higher retail lease revenue.

Noninterest expense decreased $19 million (1.7 percent) in the first quarter of 2014, compared with the first quarter of 2013. The decrease reflected lower compensation and employee benefits expense, and a reduction in mortgage servicing review-related professional services costs. The provision for credit losses decreased $95 million (41.7 percent) in the first quarter of 2014, compared with the first quarter of 2013. The decrease was due to lower net charge-offs and a favorable change in the reserve allocation, partially offset by higher loan balances. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .46 percent in the first quarter of 2014, compared with .72 percent in the first quarter of 2013. Nonperforming assets were $1.4 billion at March 31, 2014, $1.4 billion at December 31, 2013, and $1.5 billion at March 31, 2013. Nonperforming assets as

30	U. S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change

$83	$88	(5.7)%	$414	$388	6.7%	$629	$576	9.2%	$2,706	$2,709	(.1)%
330	294	12.2	775	747	3.7	127	52	*	2,103	2,160	(2.6)
–	–	–	–	–	–	5	5	–	5	5	–
413	382	8.1	1,189	1,135	4.8	761	633	20.2	4,814	4,874	(1.2)
332	320	3.8	577	551	4.7	169	104	62.5	2,495	2,413	3.4
9	9	–	31	35	(11.4)	–	–	–	49	57	(14.0)
341	329	3.6	608	586	3.8	169	104	62.5	2,544	2,470	3.0
72	53	35.8	581	549	5.8	592	529	11.9	2,270	2,404	(5.6)
(4)	–	*	201	205	(2.0)	(6)	6	*	306	403	(24.1)
76	53	43.4	380	344	10.5	598	523	14.3	1,964	2,001	(1.8)
28	19	47.4	138	125	10.4	55	76	(27.6)	552	614	(10.1)
48	34	41.2	242	219	10.5	543	447	21.5	1,412	1,387	1.8
–	–	–	(9)	(9)	–	(6)	50	*	(15)	41	*
$48	$34	41.2	$233	$210	11.0	$537	$497	8.0	$1,397	$1,428	(2.2)

$1,842	$1,617	13.9%	$5,997	$5,860	2.3%	$171	$190	(10.0)%	$70,834	$65,299	8.5%
616	655	(6.0)	–	–	–	245	112	*	40,050	37,218	7.6
1,265	580	*	–	–	–	1	1	–	51,584	45,109	14.4
–	–	–	17,407	16,528	5.3	–	–	–	17,407	16,528	5.3
1,472	1,553	(5.2)	697	763	(8.7)	–	–	–	47,657	47,246	.9
5,195	4,405	17.9	24,101	23,151	4.1	417	303	37.6	227,532	211,400	7.6
7	9	(22.2)	5	5	–	2,022	3,613	(44.0)	8,327	11,021	(24.4)
5,202	4,414	17.9	24,106	23,156	4.1	2,439	3,916	(37.7)	235,859	222,421	6.0
1,565	1,528	2.4	2,519	2,508	.4	–	–	–	9,203	9,155	.5
171	182	(6.0)	507	612	(17.2)	1	2	(50.0)	3,441	2,838	21.2
8,217	7,286	12.8	30,372	29,444	3.2	101,780	99,708	2.1	364,312	351,387	3.7
14,713	14,106	4.3	698	692	.9	1,250	342	*	70,824	66,400	6.7
5,441	4,701	15.7	540	430	25.6	1	1	–	51,305	48,404	6.0
27,084	26,890	.7	70	47	48.9	102	96	6.3	92,444	84,505	9.4
4,165	5,961	(30.1)	–	–	–	1,648	832	98.1	42,906	45,709	(6.1)
51,403	51,658	(.5)	1,308	1,169	11.9	3,001	1,271	*	257,479	245,018	5.1
2,296	2,359	(2.7)	5,669	5,961	(4.9)	14,700	11,667	26.0	41,761	39,177	6.6

a percentage of period-end loans were 1.09 percent at March 31, 2014, 1.12 percent at December 31, 2013, and 1.18 percent at March 31, 2013. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $48 million of the Company’s net income in the first quarter of 2014, or an increase of $14 million (41.2 percent), compared with the first quarter of 2013. The increase was primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $31 million (8.1 percent) in the first quarter of 2014, compared with the first quarter of 2013, driven by a $36 million (12.2 percent) increase in noninterest income, reflecting the impact of account growth, improved market conditions, business expansion and higher investment product fees. Net interest income, on a taxable-equivalent basis, decreased $5 million (5.7 percent) in the first quarter of 2014, compared with the first quarter of 2013, principally due to the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan balances.

Noninterest expense increased $12 million (3.6 percent) in the first quarter of 2014, compared with the first quarter of 2013. The increase in noninterest expense was primarily due to higher compensation and employee benefits expense, including the impact of business expansion.

U. S. Bancorp	31

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $233 million of the Company’s net income in the first quarter of 2014, or an increase of $23 million (11.0 percent) compared with the first quarter of 2013. The increase was primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $54 million (4.8 percent) in the first quarter 2014, compared with the first quarter of 2013. Net interest income, on a taxable-equivalent basis, increased $26 million (6.7 percent) in the first quarter of 2014, compared with the first quarter of 2013, driven by higher average loan balances and improved loan rates. Noninterest income increased $28 million (3.7 percent) in the first quarter of 2014, compared with the first quarter of 2013, primarily due to an increase in credit and debit card revenue on higher transaction volumes, and higher merchant processing services revenue due to higher volumes and an increase in fee-based product revenue, partially offset by lower rates.

Noninterest expense increased $22 million (3.8 percent) in the first quarter of 2014, compared with the first quarter of 2013, primarily due to higher compensation and employee benefits expenses, including the impact of business expansion, partially offset by reductions in technology and communications expense and other intangibles expense. The provision for credit losses decreased $4 million (2.0 percent) in the first quarter of 2014, compared with the first quarter of 2013, due to a favorable change in the reserve allocation, partially offset by loan growth and higher net charge-offs. As a percentage of average loans outstanding, net charge-offs were 3.35 percent in the first quarter of 2014 and the first quarter of 2013.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, the net effect of transfer pricing related to average balances, income taxes not allocated to business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $537 million in the first quarter of 2014, compared with $497 million in the first quarter of 2013.

Net revenue increased $128 million (20.2 percent) in the first quarter of 2014, compared with the first quarter of 2013. Net interest income, on a taxable-equivalent basis, increased $53 million (9.2 percent) in the first quarter of 2014, compared with the first quarter of 2013, principally due to an increase in the investment portfolio average balances and lower rates on short-term borrowings. Noninterest income increased $75 million in the first quarter of 2014, compared with the first quarter of 2013, driven by higher equity investment and commercial products revenue, including an increase in syndication fees on tax-advantaged projects.

Noninterest expense increased $65 million (62.5 percent) in the first quarter of 2014, compared with the first quarter of 2013, principally reflecting an increase in other expense driven by insurance-related recoveries in the prior year and an increase in occupancy costs, partially offset by lower costs related to investments in tax-advantaged projects.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

32	U. S. Bancorp

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach, and for additional information,
•	Tier 1 common equity to risk-weighted assets using Basel I definition.

These measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These measures differ from currently effective capital ratios defined by banking regulations principally in that the numerator includes unrealized gains and losses related to available-for-sale securities and excludes preferred securities, including preferred stock, the nature and extent of which varies among different financial services companies. These measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in federal banking regulations. As a result, these measures disclosed by the Company may be considered non-GAAP financial measures.

There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	March 31, 2014	December 31, 2013
Total equity	$42,743	$41,807
Preferred stock	(4,756)	(4,756)
Noncontrolling interests	(689)	(694)
Goodwill (net of deferred tax liability) (1)	(8,352)	(8,343)
Intangible assets, other than mortgage servicing rights	(804)	(849)
Tangible common equity (a)	28,142	27,165

Tangible common equity (as calculated above)	28,142	27,165
Adjustments (2)	239	224
Common equity tier 1 capital estimated for the Basel III fully implemented standardized approach (b)	28,381	27,389

Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition		33,386
Preferred stock		(4,756)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital		(688)
Tier 1 common equity using Basel 1 definitions (c)		27,942
Total assets	371,289	364,021
Goodwill (net of deferred tax liability) (1)	(8,352)	(8,343)
Intangible assets, other than mortgage servicing rights	(804)	(849)
Tangible assets (d)	362,133	354,829

Risk-weighted assets, determined in accordance with prescribed regulatory requirements (3)(e)	302,841	297,919
Adjustments (4)	13,238	13,712
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (f)	316,079	311,631
Ratios
Tangible common equity to tangible assets (a)/(d)	7.8%	7.7%
Tangible common equity to risk-weighted assets (a)/(e)	9.3	9.1
Tier 1 common equity to risk-weighted assets using Basel I definition (c)/(e)	–	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(f)	9.0	8.8

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements beginning March 31, 2014.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and other adjustments.
(3)	March 31, 2014, calculated under the Basel III transitional standardized approach; December 31, 2013, calculated under Basel I.
(4)	Includes higher risk-weighting for unfunded loan commitments, investment securities, mortgage servicing rights and other adjustments.

U. S. Bancorp	33

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

34	U. S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$7,408	$8,477
Investment securities
Held-to-maturity (fair value $40,389 and $38,368, respectively; including $498 and $994 at fair value pledged as collateral, respectively) (a)	40,712	38,920
Available-for-sale ($154 and $1,106 pledged as collateral, respectively) (a)	44,761	40,935
Loans held for sale (including $1,827 and $3,263 of mortgage loans carried at fair value, respectively)	1,843	3,268
Loans
Commercial	73,701	70,033
Commercial real estate	40,131	39,885
Residential mortgages	51,708	51,156
Credit card	17,129	18,021
Other retail	47,607	47,678
Total loans, excluding covered loans	230,276	226,773
Covered loans	8,099	8,462
Total loans	238,375	235,235
Less allowance for loan losses	(4,189)	(4,250)
Net loans	234,186	230,985
Premises and equipment	2,589	2,606
Goodwill	9,204	9,205
Other intangible assets	3,422	3,529
Other assets (including $55 and $111 of trading securities at fair value pledged as collateral, respectively) (a)	27,164	26,096
Total assets	$371,289	$364,021
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$73,363	$76,941
Interest-bearing	157,918	156,165
Time deposits greater than $100,000	29,331	29,017
Total deposits	260,612	262,123
Short-term borrowings	30,781	27,608
Long-term debt	23,774	20,049
Other liabilities	13,379	12,434
Total liabilities	328,546	322,214
Shareholders’ equity
Preferred stock	4,756	4,756
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/14 and 12/31/13—2,125,725,742 shares	21	21
Capital surplus	8,236	8,216
Retained earnings	39,584	38,667
Less cost of common stock in treasury: 3/31/14—304,447,591 shares; 12/31/13—300,977,274 shares	(9,693)	(9,476)
Accumulated other comprehensive income (loss)	(850)	(1,071)
Total U.S. Bancorp shareholders’ equity	42,054	41,113
Noncontrolling interests	689	694
Total equity	42,743	41,807
Total liabilities and equity	$371,289	$364,021

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2014	2013
Interest Income
Loans	$2,522	$2,562
Loans held for sale	27	72
Investment securities	441	410
Other interest income	32	67
Total interest income	3,022	3,111
Interest Expense
Deposits	119	155
Short-term borrowings	69	85
Long-term debt	184	218
Total interest expense	372	458
Net interest income	2,650	2,653
Provision for credit losses	306	403
Net interest income after provision for credit losses	2,344	2,250
Noninterest Income
Credit and debit card revenue	239	214
Corporate payment products revenue	173	172
Merchant processing services	356	347
ATM processing services	78	82
Trust and investment management fees	304	278
Deposit service charges	157	153
Treasury management fees	133	134
Commercial products revenue	205	200
Mortgage banking revenue	236	401
Investment products fees	46	41
Securities gains (losses), net
Realized gains (losses), net	5	12
Total other-than-temporary impairment	–	(1)
Portion of other-than-temporary impairment recognized in other comprehensive income	–	(6)
Total securities gains (losses), net	5	5
Other	176	138
Total noninterest income	2,108	2,165
Noninterest Expense
Compensation	1,115	1,082
Employee benefits	289	310
Net occupancy and equipment	249	235
Professional services	83	78
Marketing and business development	79	73
Technology and communications	211	211
Postage, printing and supplies	81	76
Other intangibles	49	57
Other	388	348
Total noninterest expense	2,544	2,470
Income before income taxes	1,908	1,945
Applicable income taxes	496	558
Net income	1,412	1,387
Net (income) loss attributable to noncontrolling interests	(15)	41
Net income attributable to U.S. Bancorp	$1,397	$1,428
Net income applicable to U.S. Bancorp common shareholders	$1,331	$1,358
Earnings per common share	$.73	$.73
Diluted earnings per common share	$.73	$.73
Dividends declared per common share	$.230	$.195
Average common shares outstanding	1,818	1,858
Average diluted common shares outstanding	1,828	1,867

See	Notes to Consolidated Financial Statements.

36	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2014	2013
Net income	$1,412	$1,387
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	301	(120)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	6
Changes in unrealized gains and losses on derivative hedges	(11)	(3)
Foreign currency translation	(4)	(10)
Changes in unrealized gains and losses on retirement plans	–	(1)
Reclassification to earnings of realized gains and losses	73	91
Income taxes related to other comprehensive income	(138)	19
Total other comprehensive income (loss)	221	(18)
Comprehensive income	1,633	1,369
Comprehensive (income) loss attributable to noncontrolling interests	(15)	41
Comprehensive income attributable to U.S. Bancorp	$1,618	$1,410

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	1,869	$4,769	$21	$8,201	$34,720	$(7,790)	$(923)	$38,998	$1,269	$40,267
Net income (loss)					1,428			1,428	(41)	1,387
Other comprehensive income (loss)							(18)	(18)		(18)
Preferred stock dividends					(64)			(64)		(64)
Common stock dividends					(364)			(364)		(364)
Issuance of common and treasury stock	6			(115)		188		73		73
Purchase of treasury stock	(17)					(574)		(574)		(574)
Distributions to noncontrolling interests								—	(15)	(15)
Net other changes in noncontrolling interests								—	103	103
Stock option and restricted stock grants				52				52		52
Balance March 31, 2013	1,858	$4,769	$21	$8,138	$35,720	$(8,176)	$(941)	$39,531	$1,316	$40,847

Balance December 31, 2013	1,825	$4,756	$21	$8,216	$38,667	$(9,476)	$(1,071)	$41,113	$694	$41,807
Net income (loss)					1,397			1,397	15	1,412
Other comprehensive income (loss)							221	221		221
Preferred stock dividends					(60)			(60)		(60)
Common stock dividends					(420)			(420)		(420)
Issuance of common and treasury stock	8			(20)		265		245		245
Purchase of treasury stock	(12)					(482)		(482)		(482)
Distributions to noncontrolling interests								—	(15)	(15)
Net other changes in noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				40				40		40
Balance March 31, 2014	1,821	$4,756	$21	$8,236	$39,584	$(9,693)	$(850)	$42,054	$689	$42,743

See	Notes to Consolidated Financial Statements.

38	U. S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income attributable to U.S. Bancorp	$1,397	$1,428
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	306	403
Depreciation and amortization of premises and equipment	74	74
Amortization of intangibles	49	57
Provision for deferred income taxes	(77)	10
(Gain) loss on sale of loans held for sale	(174)	(479)
(Gain) loss on sale of securities and other assets	(24)	5
Loans originated for sale in the secondary market, net of repayments	(5,419)	(20,477)
Proceeds from sales of loans held for sale	7,027	21,063
Other, net	(387)	(416)
Net cash provided by operating activities	2,772	1,668
Investing Activities
Proceeds from sales of available-for-sale investment securities	295	166
Proceeds from maturities of held-to-maturity investment securities	2,559	2,425
Proceeds from maturities of available-for-sale investment securities	1,230	3,203
Purchases of held-to-maturity investment securities	(4,369)	(2,776)
Purchases of available-for-sale investment securities	(5,062)	(3,925)
Net increase in loans outstanding	(3,146)	(317)
Proceeds from sales of loans	174	285
Purchases of loans	(548)	(727)
Other, net	222	142
Net cash used in investing activities	(8,645)	(1,524)
Financing Activities
Net decrease in deposits	(1,511)	(1,171)
Net increase in short-term borrowings	3,173	824
Proceeds from issuance of long-term debt	4,815	105
Principal payments or redemption of long-term debt	(994)	(370)
Proceeds from issuance of common stock	236	79
Repurchase of common stock	(433)	(500)
Cash dividends paid on preferred stock	(61)	(64)
Cash dividends paid on common stock	(421)	(367)
Net cash provided by (used in) financing activities	4,804	(1,464)
Change in cash and due from banks	(1,069)	(1,320)
Cash and due from banks at beginning of period	8,477	8,252
Cash and due from banks at end of period	$7,408	$6,932

See	Notes to Consolidated Financial Statements.

U. S. Bancorp	39

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

40	U. S. Bancorp

Note 2	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2014					December 31, 2013
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary(e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary(e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$1,984	$3	$–	$(59)	$1,928	$3,114	$5	$–	$(79)	$3,040
Mortgage-backed securities
Residential
Agency	38,593	209	–	(476)	38,326	35,671	187	–	(665)	35,193
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	9	–	–	9	–	9	–	–	9
Other	15	4	(1)	(1)	17	16	4	(1)	(1)	18
Obligations of state and political subdivisions	11	–	–	–	11	12	–	–	–	12
Obligations of foreign governments	9	–	–	–	9	7	–	–	–	7
Other debt securities	99	–	–	(11)	88	99	–	–	(11)	88
Total held-to-maturity	$40,712	$225	$(1)	$(547)	$40,389	$38,920	$205	$(1)	$(756)	$38,368
Available-for-sale (b)
U.S. Treasury and agencies	$1,104	$4	$–	$(46)	$1,062	$1,108	$4	$–	$(67)	$1,045
Mortgage-backed securities
Residential
Agency	35,426	498	–	(440)	35,484	31,633	449	–	(529)	31,553
Non-agency
Prime (c)	466	7	(5)	(3)	465	486	4	(8)	(4)	478
Non-prime (d)	290	10	(3)	–	297	297	5	(5)	–	297
Commercial agency	140	4	–	–	144	148	4	–	–	152
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	19	5	–	–	24	20	4	–	–	24
Other	615	13	–	–	628	616	13	–	–	629
Obligations of state and political subdivisions	5,432	174	–	(21)	5,585	5,673	116	–	(51)	5,738
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	735	–	–	(65)	670	734	–	–	(94)	640
Perpetual preferred securities	205	26	–	(13)	218	205	24	–	(17)	212
Other investments	151	27	–	–	178	133	28	–	–	161
Total available-for-sale	$44,589	$768	$(8)	$(588)	$44,761	$41,059	$651	$(13)	$(762)	$40,935

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.4 years at March 31, 2014, compared with 6.0 years at December 31, 2013. The corresponding weighted-average yields were 2.52 percent and 2.64 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.5 years at March 31, 2014, and December 31, 2013. The corresponding weighted-average yields were 2.00 percent at March 31, 2014, and December 31, 2013.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2014, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $13.7 billion at March 31, 2014, and $17.3 billion at December 31, 2013, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $652 million at March 31, 2014, and $2.1 billion at December 31, 2013.

U. S. Bancorp	41

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Taxable	$381	$344
Non-taxable	60	66
Total interest income from investment securities	$441	$410

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Realized gains	$5	$12
Realized losses	–	–
Net realized gains (losses)	$5	$12
Income tax (benefit) on net realized gains (losses)	$2	$5

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

The following table summarizes other-than-temporary impairment by investment category:

	2014			2013
Three Months Ended March 31 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$–	$–	$–	$(1)	$1	$–
Non-prime (b)	–	–	–	(6)	5	(1)
Total available-for-sale	$–	$–	$–	$(7)	$6	$(1)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

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

The following table includes the ranges for significant assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired during the three months ended March 31, 2014:

	Prime (a)
	Minimum	Maximum	Average
Estimated lifetime prepayment rates	20%	20%	20%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	45	45	45

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).

42	U. S. Bancorp

Changes in the credit losses on debt securities are summarized as follows:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Balance at beginning of period	$116	$134
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	–	7
Total other-than-temporary impairment on debt securities	–	7
Other Changes in Credit Losses
Increases in expected cash flows	(2)	–
Realized losses (a)	(3)	(8)
Balance at end of period	$111	$133

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

At March 31, 2014, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$1,012	$(59)	$–	$–	$1,012	$(59)
Residential agency mortgage-backed securities	22,447	(432)	1,202	(44)	23,649	(476)
Other asset-backed securities	–	–	10	(2)	10	(2)
Obligations of state and political subdivisions	3	–	–	–	3	–
Other debt securities	–	–	12	(11)	12	(11)
Total held-to-maturity	$23,462	$(491)	$1,224	$(57)	$24,686	$(548)
Available-for-sale
U.S. Treasury and agencies	$845	$(41)	$95	$(5)	$940	$(46)
Mortgage-backed securities
Residential
Agency	14,566	(323)	2,580	(117)	17,146	(440)
Non-agency (a)
Prime (b)	47	(1)	175	(7)	222	(8)
Non-prime (c)	33	–	44	(3)	77	(3)
Other asset-backed securities	23	–	3	–	26	–
Obligations of state and political subdivisions	441	(17)	81	(4)	522	(21)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	50	–	442	(65)	492	(65)
Perpetual preferred securities	–	–	120	(13)	120	(13)
Total available-for-sale	$16,011	$(382)	$3,540	$(214)	$19,551	$(596)

(a)	The Company has $11 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2014, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U. S. Bancorp	43

Note 3	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2014		December 31, 2013
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$68,556	28.8%	$64,762	27.5%
Lease financing	5,145	2.1	5,271	2.3
Total commercial	73,701	30.9	70,033	29.8
Commercial Real Estate
Commercial mortgages	31,878	13.4	32,183	13.7
Construction and development	8,253	3.4	7,702	3.3
Total commercial real estate	40,131	16.8	39,885	17.0
Residential Mortgages
Residential mortgages	38,316	16.1	37,545	15.9
Home equity loans, first liens	13,392	5.6	13,611	5.8
Total residential mortgages	51,708	21.7	51,156	21.7
Credit Card	17,129	7.2	18,021	7.7
Other Retail
Retail leasing	6,009	2.5	5,929	2.5
Home equity and second mortgages	15,261	6.4	15,442	6.6
Revolving credit	3,187	1.3	3,276	1.4
Installment	5,751	2.4	5,709	2.4
Automobile	13,933	5.9	13,743	5.8
Student	3,466	1.5	3,579	1.5
Total other retail	47,607	20.0	47,678	20.2
Total loans, excluding covered loans	230,276	96.6	226,773	96.4
Covered Loans	8,099	3.4	8,462	3.6
Total loans	$238,375	100.0%	$235,235	100.0%

The Company had loans of $76.8 billion at March 31, 2014, and $77.2 billion at December 31, 2013, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $56.7 billion at March 31, 2014, and $53.0 billion at December 31, 2013, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $584 million at March 31, 2014, and $556 million at December 31, 2013. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Balance at beginning of period	$1,655	$1,709
Accretion	(111)	(136)
Disposals	(40)	(38)
Reclassifications from nonaccretable difference (a)	81	10
Other (b)	(1)	376
Balance at end of period	$1,584	$1,921

(a)	Primarily relates to changes in expected credit performance.
(b)	The amount in first quarter 2013 primarily represents the reclassification of unamortized decreases in the FDIC asset (which are presented as a separate component within the covered assets table on page 52 beginning in 2013), partially offset by the impact of changes in expectations about retaining covered single-family loans beyond the term of the indemnification agreements.

Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.

44	U. S. Bancorp

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 13-year period of loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical time frame is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

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

U. S. Bancorp	45

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2012	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733
Add
Provision for credit losses	(4)	(40)	83	192	132	363	40	403
Deduct
Loans charged off	56	43	100	193	156	548	1	549
Less recoveries of loans charged off	(21)	(24)	(8)	(33)	(30)	(116)	–	(116)
Net loans charged off	35	19	92	160	126	432	1	433
Other changes (a)	–	–	–	–	–	–	5	5
Balance at March 31, 2013	$1,012	$798	$926	$895	$854	$4,485	$223	$4,708
Balance at December 31, 2013	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537
Add
Provision for credit losses	52	(37)	44	170	80	309	(3)	306
Deduct
Loans charged off	63	8	61	184	100	416	6	422
Less recoveries of loans charged off	(27)	(11)	(4)	(14)	(24)	(80)	(1)	(81)
Net loans charged off	36	(3)	57	170	76	336	5	341
Other changes (a)	–	–	–	–	–	–	(5)	(5)
Balance at March 31, 2014	$1,091	$742	$862	$884	$785	$4,364	$133	$4,497

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at March 31, 2014 Related to
Loans individually evaluated for impairment (a)	$19	$12	$–	$–	$–	$31	$–	$31
TDRs collectively evaluated for impairment	15	20	333	77	51	496	4	500
Other loans collectively evaluated for impairment	1,057	674	529	807	734	3,801	1	3,802
Loans acquired with deteriorated credit quality	–	36	–	–	–	36	128	164
Total allowance for credit losses	$1,091	$742	$862	$884	$785	$4,364	$133	$4,497
Allowance Balance at December 31, 2013 Related to
Loans individually evaluated for impairment (a)	$15	$17	$–	$–	$–	$32	$–	$32
TDRs collectively evaluated for impairment	19	26	329	87	55	516	4	520
Other loans collectively evaluated for impairment	1,041	700	546	797	726	3,810	5	3,815
Loans acquired with deteriorated credit quality	–	33	–	–	–	33	137	170
Total allowance for credit losses	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

46	U. S. Bancorp

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2014
Loans individually evaluated for impairment (a)	$282	$214	$–	$–	$–	$496	$82	$578
TDRs collectively evaluated for impairment	136	327	5,142	289	263	6,157	92	6,249
Other loans collectively evaluated for impairment	73,281	39,452	46,565	16,840	47,344	223,482	4,288	227,770
Loans acquired with deteriorated credit quality	2	138	1	–	–	141	3,637	3,778
Total loans	$73,701	$40,131	$51,708	$17,129	$47,607	$230,276	$8,099	$238,375
December 31, 2013
Loans individually evaluated for impairment (a)	$197	$237	$–	$–	$–	$434	$62	$496
TDRs collectively evaluated for impairment	155	358	5,064	310	269	6,156	87	6,243
Other loans collectively evaluated for impairment	69,680	39,129	46,090	17,711	47,409	220,019	4,538	224,557
Loans acquired with deteriorated credit quality	1	161	2	–	–	164	3,775	3,939
Total loans	$70,033	$39,885	$51,156	$18,021	$47,678	$226,773	$8,462	$235,235

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U. S. Bancorp	47

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2014
Commercial	$73,257	$210	$46	$188	$73,701
Commercial real estate	39,780	58	24	269	40,131
Residential mortgages (a)	50,294	306	331	777	51,708
Credit card	16,653	203	208	65	17,129
Other retail	47,131	202	86	188	47,607
Total loans, excluding covered loans	227,115	979	695	1,487	230,276
Covered loans	7,339	156	472	132	8,099
Total loans	$234,454	$1,135	$1,167	$1,619	$238,375
December 31, 2013
Commercial	$69,587	$257	$55	$134	$70,033
Commercial real estate	39,459	94	29	303	39,885
Residential mortgages (a)	49,695	358	333	770	51,156
Credit card	17,507	226	210	78	18,021
Other retail	47,156	245	86	191	47,678
Total loans, excluding covered loans	223,404	1,180	713	1,476	226,773
Covered loans	7,693	166	476	127	8,462
Total loans	$231,097	$1,346	$1,189	$1,603	$235,235

(a)	At March 31, 2014, $417 million of loans 30–89 days past due and $3.6 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $440 million and $3.7 billion at December 31, 2013, respectively.

At March 31, 2014, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned was $283 million ($250 million excluding covered assets). This excludes $540 million of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2014, was $3.4 billion, of which $2.4 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

48	U. S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2014
Commercial	$71,544	$1,111	$1,046	$2,157	$73,701
Commercial real estate	38,520	538	1,073	1,611	40,131
Residential mortgages (b)	50,521	4	1,183	1,187	51,708
Credit card	16,856	–	273	273	17,129
Other retail	47,228	24	355	379	47,607
Total loans, excluding covered loans	224,669	1,677	3,930	5,607	230,276
Covered loans	7,812	6	281	287	8,099
Total loans	$232,481	$1,683	$4,211	$5,894	$238,375
Total outstanding commitments	$476,506	$2,871	$5,086	$7,957	$484,463
December 31, 2013
Commercial	$68,075	$1,013	$945	$1,958	$70,033
Commercial real estate	38,113	616	1,156	1,772	39,885
Residential mortgages (b)	50,152	5	999	1,004	51,156
Credit card	17,733	–	288	288	18,021
Other retail	47,313	27	338	365	47,678
Total loans, excluding covered loans	221,386	1,661	3,726	5,387	226,773
Covered loans	8,160	18	284	302	8,462
Total loans	$229,546	$1,679	$4,010	$5,689	$235,235
Total outstanding commitments	$470,046	$2,939	$4,812	$7,751	$477,797

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2014, $3.6 billion of GNMA loans 90 days or more past due and $2.7 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.7 billion and $2.6 billion at December 31, 2013, respectively.

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

U. S. Bancorp	49

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2014
Commercial	$452	$879	$35	$37
Commercial real estate	628	1,218	39	49
Residential mortgages	2,739	3,645	297	–
Credit card	289	289	77	–
Other retail	385	433	55	4
Total impaired loans, excluding GNMA and covered loans	4,493	6,464	503	90
Loans purchased from GNMA mortgage pools	2,716	2,716	40	–
Covered loans	419	920	22	3
Total	$7,628	$10,100	$565	$93
December 31, 2013
Commercial	$382	$804	$36	$54
Commercial real estate	693	1,322	51	40
Residential mortgages	2,767	3,492	308	–
Credit card	310	310	87	–
Other retail	391	593	59	14
Total impaired loans, excluding GNMA and covered loans	4,543	6,521	541	108
Loans purchased from GNMA mortgage pools	2,607	2,607	28	–
Covered loans	452	1,008	30	4
Total	$7,602	$10,136	$599	$112

(a)	Substantially all loans classified as impaired at March 31, 2014 and December 31, 2013, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2014		2013
Three Months Ended March 31 (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$417	$2	$391	$10
Commercial real estate	660	9	1,055	11
Residential mortgages	2,753	35	2,728	34
Credit card	300	3	418	4
Other retail	388	4	443	6
Total impaired loans, excluding GNMA and covered loans	4,518	53	5,035	65
Loans purchased from GNMA mortgage pools	2,662	33	1,844	23
Covered loans	435	5	681	7
Total	$7,615	$91	$7,560	$95

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

50	U. S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2014			2013
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	619	$79	$77	815	$34	$33
Commercial real estate	15	11	8	63	80	78
Residential mortgages	528	70	70	807	110	105
Credit card	6,816	40	40	7,818	48	48
Other retail	787	21	20	1,865	49	49
Total loans, excluding GNMA and covered loans	8,765	221	215	11,368	321	313
Loans purchased from GNMA mortgage pools	2,563	257	246	1,256	177	182
Covered loans	13	9	8	50	53	41
Total loans	11,341	$487	$469	12,674	$551	$536

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2014, at March 31, 2014, 227 residential mortgages, 21 home equity and second mortgage loans and 1,657 loans purchased from GNMA mortgage pools with outstanding balances of $27 million, $1 million and $204 million, respectively, were in a trial period and have estimated post-modification balances of $28 million, $1 million and $194 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U. S. Bancorp	51

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2014		2013
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	145	$5	168	$2
Commercial real estate	6	7	19	28
Residential mortgages	148	22	183	31
Credit card	1,461	8	1,986	11
Other retail	185	6	517	28
Total loans, excluding GNMA and covered loans	1,945	48	2,873	100
Loans purchased from GNMA mortgage pools	71	10	3,822	478
Covered loans	8	3	10	3
Total loans	2,024	$61	6,705	$581

In addition to the defaults in the table above, for the three months ended March 31, 2014, the Company had a total of 176 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $23 million where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	March 31, 2014				December 31, 2013
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$–	$28	$–	$28	$–	$32	$–	$32
Commercial real estate loans	649	1,450	–	2,099	738	1,494	–	2,232
Residential mortgage loans	2,988	855	–	3,843	3,037	890	–	3,927
Credit card loans	–	5	–	5	–	5	–	5
Other retail loans	–	644	–	644	–	666	–	666
Losses reimbursable by the FDIC (a)	–	–	772	772	–	–	798	798
Unamortized changes in FDIC asset (b)	–	–	708	708	–	–	802	802
Covered loans	3,637	2,982	1,480	8,099	3,775	3,087	1,600	8,462
Foreclosed real estate	–	–	73	73	–	–	97	97
Total covered assets	$3,637	$2,982	$1,553	$8,172	$3,775	$3,087	$1,697	$8,559

(a)	Relates to loss sharing agreements with remaining terms up to five years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

At March 31, 2014, $4 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, compared with $5 million at December 31, 2013, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

52	U. S. Bancorp

Note 4	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company transfers financial assets in the normal course of business. The majority of the Company’s financial asset transfers are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”), transfers of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. Guarantees provided to certain third-parties in connection with the transfer of assets are further discussed in Note 14.

For loans sold under participation agreements, the Company also considers whether the terms of the loan participation agreement meet the accounting definition of a participating interest. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. Any gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note 5. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. In January 2014, the Financial Accounting Standards Board issued accounting guidance for qualified affordable housing projects. This new guidance permits the Company to present the expense on certain qualified affordable housing investments in tax expense rather than noninterest expense. The Company adopted this guidance January 1, 2014, on a prospective basis, because the impact on prior financial statements was not material. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $178 million and $167 million for the three months ended March 31, 2014 and 2013, respectively. The Company also recognized $103 million and $69 million of investment tax credits for the three months ended March 31, 2014 and 2013, respectively. The Company recognized $164 million and $212 million of expenses related to all of these investments for the three months ended March 31, 2014 and 2013, respectively, of which $71 million and $80 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs, including funded and unfunded capital commitments, are carried in other assets on the Consolidated Balance Sheet. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in other liabilities on the Consolidated Balance Sheet. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment recorded on the Company’s Consolidated Balance Sheet, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business and housing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.

U. S. Bancorp	53

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2014	December 31, 2013
Investment carrying amount	$4,036	$4,178
Unfunded capital and other commitments	1,532	1,661
Maximum exposure to loss	7,453	7,390

The Company’s individual net investments in these unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $34 million at March 31, 2014, compared with less than $1 million to $37 million at December 31, 2013.

In addition, the Company sponsors entities to which it transfers tax-advantaged investments to third parties. At March 31, 2014, approximately $2.5 billion of the Company’s assets and $1.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $2.5 billion and $1.8 billion, respectively, at December 31, 2013. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2014, $115 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $116 million at December 31, 2013.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2014, $4.5 billion of available-for-sale securities and $4.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $4.6 billion of available-for-sale securities and $4.6 billion of short-term borrowings at December 31, 2013.

The Company also has noncontrolling financial investments in private investment funds and partnerships considered VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $99 million at March 31, 2014, compared with $98 million at December 31, 2013. The maximum exposure to loss related to these VIEs was $107 million at March 31, 2014 and December 31, 2013, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

54	U. S. Bancorp

Note 5	Mortgage Servicing Rights

The Company serviced $227.2 billion of residential mortgage loans for others at March 31, 2014, and $226.8 billion at December 31, 2013, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $58 million and $41 million for the three months ended March 31, 2014 and 2013, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $188 million and $187 million for the three months ended March 31, 2014 and 2013, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended March 31 (Dollars in Millions)	2014	2013
Balance at beginning of period	$2,680	$1,700
Rights purchased	1	2
Rights capitalized	84	254
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(76)	127
Due to revised assumptions or models (b)	12	(6)
Other changes in fair value (c)	(83)	(122)
Balance at end of period	$2,618	$1,955

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2014						December 31, 2013
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(463)	$(210)	$(97)	$85	$159	$297	$(435)	$(199)	$(93)	$82	$154	$287
Derivative instrument hedges	409	201	96	(84)	(156)	(287)	399	194	91	(82)	(157)	(301)
Net sensitivity	$(54)	$(9)	$(1)	$1	$3	$10	$(36)	$(5)	$(2)	$–	$(3)	$(14)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2014				December 31, 2013
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$16,459	$41,550	$166,628	$224,637	$15,896	$41,659	$169,287	$226,842
Fair value	$188	$485	$1,945	$2,618	$180	$500	$2,000	$2,680
Value (bps) (a)	114	117	117	117	113	120	118	118
Weighted-average servicing fees (bps)	39	32	29	30	39	32	29	30
Multiple (value/servicing fees)	2.92	3.66	4.03	3.90	2.90	3.75	4.07	3.93
Weighted-average note rate	4.67%	4.23%	4.16%	4.21%	4.70%	4.24%	4.17%	4.22%
Weighted-average age (in years)	3.8	2.8	2.7	2.8	3.8	2.6	2.5	2.6
Weighted-average expected prepayment (constant prepayment rate)	13.3%	11.8%	11.1%	11.4%	13.5%	11.5%	10.9%	11.2%
Weighted-average expected life (in years)	6.2	6.7	7.0	6.9	6.2	6.9	7.2	7.1
Weighted-average discount rate	11.9%	11.2%	9.8%	10.2%	11.9%	11.2%	9.8%	10.2%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

U. S. Bancorp	55

Note 6	Preferred Stock

At March 31, 2014 and December 31, 2013, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock was as follows:

	March 31, 2014				December 31, 2013
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$180	$4,756

(a)	The par value of all shares issued and outstanding at March 31, 2014 and December 31, 2013, was $1.00 per share.

Note 7	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For-Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For- Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2014
Balance at beginning of period	$(77)	$70	$(261)	$(743)	$(60)	$(1,071)
Changes in unrealized gains and losses	301	–	(11)	–	–	290
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(4)	(4)
Reclassification to earnings of realized gains and losses	(5)	(7)	49	36	–	73
Applicable income taxes	(113)	3	(15)	(14)	1	(138)
Balance at end of period	$106	$66	$(238)	$(721)	$(63)	$(850)
2013
Balance at beginning of period	$679	$107	$(404)	$(1,265)	$(40)	$(923)
Changes in unrealized gains and losses	(120)	–	(3)	(1)	–	(124)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	6	–	–	–	–	6
Foreign currency translation adjustment	–	–	–	–	(10)	(10)
Reclassification to earnings of realized gains and losses	(5)	(20)	54	62	–	91
Applicable income taxes	43	7	(18)	(17)	4	19
Balance at end of period	$603	$94	$(371)	$(1,221)	$(46)	$(941)

56	U. S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income
(Dollars in Millions)	2014	2013	Affected Line Item in the Consolidated Statement of Income
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$5	$12	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	–	(7)

	5	5	Total before tax
	(2)	(2)	Applicable income taxes

	3	3	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	7	20	Interest income
	(3)	(7)	Applicable income taxes

	4	13	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(49)	(54)	Net interest income
	19	21	Applicable income taxes

	(30)	(33)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(36)	(62)	Employee benefits expense
	14	24	Applicable income taxes

	(22)	(38)	Net-of-tax

Total impact to net income	$(45)	$(55)

Note 8	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2014	2013
Net income attributable to U.S. Bancorp	$1,397	$1,428
Preferred dividends	(60)	(64)
Earnings allocated to participating stock awards	(6)	(6)
Net income applicable to U.S. Bancorp common shareholders	$1,331	$1,358
Average common shares outstanding	1,818	1,858
Net effect of the exercise and assumed purchase of stock awards	10	9
Average diluted common shares outstanding	1,828	1,867
Earnings per common share	$.73	$.73
Diluted earnings per common share	$.73	$.73

Options outstanding at March 31, 2013, to purchase 11 million common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2013, because they were antidilutive.

Note 9	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2014	2013	2014	2013
Service cost	$38	$42	$–	$1
Interest cost	49	42	1	1
Expected return on plan assets	(52)	(44)	–	–
Prior service cost (credit) and transition obligation (asset) amortization	(1)	(1)	(1)	–
Actuarial loss (gain) amortization	40	66	(2)	(3)
Net periodic benefit cost	$74	$105	$(2)	$(1)

U. S. Bancorp	57

Note 10	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31,
(Dollars in Millions)	2014	2013
Federal
Current	$490	$490
Deferred	(67)	12
Federal income tax	423	502
State
Current	83	58
Deferred	(10)	(2)
State income tax	73	56
Total income tax provision	$496	$558

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31,
(Dollars in Millions)	2014	2013
Tax at statutory rate	$668	$681
State income tax, at statutory rates, net of federal tax benefit	43	36
Tax effect of
Tax credits and benefits, net of related expenses	(165)	(106)
Tax-exempt income	(52)	(54)
Noncontrolling interests	(5)	14
Other items	7	(13)
Applicable income taxes	$496	$558

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2014, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.5 billion at March 31, 2014, and $1.3 billion at December 31, 2013.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2014, and the change in fair value attributed to hedge ineffectiveness was not material.

58	U. S. Bancorp

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2014, the Company had $238 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $261 million (net-of-tax) at December 31, 2013. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2014 and the next 12 months are losses of $88 million (net-of-tax) and $119 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2014, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three months ended March 31, 2014. There were no non-derivative debt instruments designated as net investment hedges at March 31, 2014 or December 31, 2013.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company historically has entered into similar offsetting positions with broker-dealers. In 2014, the Company began to actively manage the risks from its exposure to customer-related interest rate positions on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U. S. Bancorp	59

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2014
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$17	1.84	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	17	8.52	5,462	451	2.53
Receive fixed/pay floating swaps	7,000	22	.60	–	–	–
Net investment hedges
Foreign exchange forward contracts	1,082	9	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,259	13	.07	1,526	1	.04
Sell	2,345	7	.11	2,119	9	.09
Options
Purchased	3,250	–	.07	–	–	–
Written	2,427	27	.08	6	–	.07
Receive fixed/pay floating swaps	3,375	5	10.23	100	–	10.23
Foreign exchange forward contracts	1,618	3	.01	2,230	8	.03
Equity contracts	68	1	1.38	9	–	1.22
Credit contracts	1,298	4	3.85	2,198	6	3.14

Total	$25,494	$125		$13,650	$475
December 31, 2013
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$22	2.09	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	772	26	6.25	4,288	498	2.46
Receive fixed/pay floating swaps	7,000	26	.84	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	1,056	4	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,310	9	.07	1,025	7	.06
Sell	5,234	58	.08	346	4	.17
Options
Purchased	2,300	–	.07	–	–	–
Written	1,902	17	.07	2	–	.08
Receive fixed/pay floating swaps	–	–	–	3,540	56	10.22
Foreign exchange forward contracts	6,813	24	.02	2,121	4	.02
Equity contracts	79	3	1.62	–	–	–
Credit contracts	1,209	4	4.04	2,352	7	3.08

Total	$28,119	$189		$14,730	$580

60	U. S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted-Average Remaining Maturity In Years
March 31, 2014
Interest rate contracts
Receive fixed/pay floating swaps	$13,905	$622	5.43	$6,082	$52	5.01
Pay fixed/receive floating swaps	5,700	61	4.75	14,226	590	5.43
Options
Purchased	3,249	18	4.54	26	–	3.17
Written	26	–	3.17	3,249	18	4.54
Futures
Buy	–	–	–	124	–	.21
Sell	787	–	1.29	421	–	1.13
Foreign exchange rate contracts
Forwards, spots and swaps	12,049	445	.59	11,759	415	.58
Options
Purchased	724	13	.58	–	–	–
Written	–	–	–	724	13	.58
Total	$36,440	$1,159		$36,611	$1,088
December 31, 2013
Interest rate contracts
Receive fixed/pay floating swaps	$11,717	$600	5.11	$7,291	$106	5.57
Pay fixed/receive floating swaps	6,746	114	6.03	12,361	560	4.90
Options
Purchased	3,489	33	4.53	–	–	–
Written	–	–	–	3,489	33	4.53
Foreign exchange rate contracts
Forwards, spots and swaps	10,970	457	.59	9,975	427	.62
Options
Purchased	364	11	.53	–	–	–
Written	–	–	–	364	11	.53
Total	$33,286	$1,215		$33,480	$1,137

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2014	2013	2014	2013
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(7)	$–	$(30)	$(33)
Net investment hedges
Foreign exchange forward contracts	–	23	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2014 and 2013.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

U. S. Bancorp	61

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2014	2013
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(2)	$(2)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(49)	236
Purchased and written options	Mortgage banking revenue	66	129
Receive fixed/pay floating swaps	Mortgage banking revenue	109	(40)
Foreign exchange forward contracts	Commercial products revenue	(5)	8
Credit contracts	Other noninterest income/expense	–	(1)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	134	(96)
Pay fixed/receive floating swaps	Other noninterest income	(129)	96
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	16	7

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $2 million for both the three months ended March 31, 2014 and 2013. The ineffective portion was immaterial for the three months ended March 31, 2014 and 2013.

Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk using a credit valuation adjustment and includes it within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into master netting arrangements and, where possible, by requiring collateral arrangements. A master netting arrangement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral, through a single payment and in a single currency. Collateral arrangements require the counterparty to deliver collateral (typically cash or U.S. Treasury and agency securities) equal to the Company’s net derivative receivable, subject to minimum transfer and credit rating requirements.

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2014, was $965 million. At March 31, 2014, the Company had $804 million of cash posted as collateral against this net liability position.

Note 12	Netting Arrangements for Certain Financial Instruments

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, per current regulations, certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $112.2 billion of total notional amount of derivative positions at March 31, 2014, $16.2 billion related to those centrally cleared through clearinghouses and $5.8 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the

62	U. S. Bancorp

counterparty defaults. Securities used as collateral can be sold, re-pledged or otherwise used by the party in possession. In general, no restrictions exist on the use of cash collateral by either party. Refer to Note 11 for further discussion of the Company’s derivatives, including collateral arrangements.

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

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. In connection with all of these transactions, the fair values of the securities are determined daily, and additional cash is obtained or refunded to counterparties where appropriate. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury securities or agency mortgage-backed securities. The securities loaned or borrowed typically are high-grade corporate bonds traded by the Company’s broker-dealer. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party.

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

The Company has elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of the majority of its derivative counterparties, excluding centrally cleared derivative contracts due to current uncertainty about the legal enforceability of netting arrangements with the clearinghouses. The netting occurs at the counterparty level, and includes all assets and liabilities related to the derivative contracts, including those associated with cash collateral received or delivered. The Company has not elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of repurchase/reverse repurchase and securities loaned/borrowed transactions.

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
March 31, 2014
Derivative assets (d)	$1,218	$(470)	$748	$(32)	$–	$716
Reverse repurchase agreements	26	–	26	(19)	(7)	–
Securities borrowed	680	–	680	–	(660)	20
Total	$1,924	$(470)	$1,454	$(51)	$(667)	$736
December 31, 2013
Derivative assets (d)	$1,349	$(599)	$750	$(21)	$–	$729
Reverse repurchase agreements	87	–	87	(59)	(28)	–
Securities borrowed	723	–	723	–	(698)	25
Total	$2,159	$(599)	$1,560	$(80)	$(726)	$754

(a)	Includes $87 million and $124 million of cash collateral related payables that were netted against derivative assets at March 31, 2014 and December 31, 2013, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $66 million and $55 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at March 31, 2014 and December 31, 2013, respectively.

U. S. Bancorp	63

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
March 31, 2014
Derivative liabilities (d)	$1,485	$(1,138)	$347	$(32)	$–	$315
Repurchase agreements	699	–	699	(19)	(680)	–
Securities loaned	–	–	–	–	–	–
Total	$2,184	$(1,138)	$1,046	$(51)	$(680)	$315
December 31, 2013
Derivative liabilities (d)	$1,598	$(1,192)	$406	$(21)	$–	$385
Repurchase agreements	2,059	–	2,059	(59)	(2,000)	–
Securities loaned	–	–	–	–	–	–
Total	$3,657	$(1,192)	$2,465	$(80)	$(2,000)	$385

(a)	Includes $754 million and $717 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2014 and December 31, 2013, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $78 million and $119 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at March 31, 2014 and December 31, 2013, respectively.

Note 13	Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale investment securities, substantially all MLHFS and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance.

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the three months ended March 31, 2014 and 2013, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

64	U. S. Bancorp

The Company has processes and controls in place to increase the reliability of estimates it makes in determining fair value measurements. Items quoted on an exchange are verified to the quoted price. Items provided by a third party pricing service are subject to price verification procedures as discussed in more detail in the specific valuation discussions below. For fair value measurements modeled internally, the Company’s valuation models are subject to the Company’s Model Risk Governance Policy and Program, as maintained by the Company’s credit administration department. The purpose of model validation is to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use, and are subject to formal change control procedures. Under the Company’s Model Risk Governance Policy, models are required to be reviewed at least annually to ensure they are operating as intended. Inputs into the models are market observable inputs whenever available. When market observable inputs are not available, the inputs are developed based upon analysis of historical experience and evaluation of other relevant market data. Significant unobservable model inputs are subject to review by senior management in corporate functions, who are independent from the modeling. Significant unobservable model inputs are also compared to actual results, typically on a quarterly basis. Significant Level 3 fair value measurements are also subject to corporate-level review and are benchmarked to market transactions or other market data, when available. Additional discussion of processes and controls are provided in the valuation methodologies section that follows.

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2014 and 2013, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities by using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the

U. S. Bancorp	65

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $52 million net gain and a $175 million net loss for the three months ended March 31, 2014 and 2013, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses and were discounted using current rates offered to borrowers with similar credit characteristics. Generally, loan fair values reflect Level 3 information. Fair value is provided for disclosure purposes only, with the exception of impaired collateral-based loans that are measured at fair value on a non-recurring basis utilizing the underlying collateral fair value.

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

66	U. S. Bancorp

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

Other Financial Instruments Other financial instruments include cost method equity investments and certain community development and tax-advantaged related assets and liabilities. The majority of the Company’s cost method equity investments are in Federal Home Loan Bank and Federal Reserve Bank stock, for which the carrying amounts approximate fair value and are classified within Level 2. Investments in private equity and other limited partnership funds are estimated using fund provided net asset values. These equity investments are classified within Level 3. The community development and tax-advantaged related asset balances primarily represent the underlying assets of consolidated community development and tax-advantaged entities. The community development and tax-advantaged related liabilities represent the underlying liabilities of the consolidated entities (included in long-term debt) and liabilities related to other third party interests (included in other liabilities). The carrying value of the community development and tax-advantaged related asset and other liability balances are a reasonable estimate of fair value and are classified within Level 3. Refer to Note 4 for further information on community development and tax-advantaged related assets and liabilities. Fair value is provided for disclosure purposes only.

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

U. S. Bancorp	67

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

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at March 31, 2014:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	25%	14%
Lifetime probability of default rates	–	7	4
Lifetime loss severity rates	15	75	40
Discount margin	2	5	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	2%	10%	6%
Lifetime probability of default rates	4	12	7
Lifetime loss severity rates	15	70	53
Discount margin	1	5	3
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	7	7	7

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2014:

	Minimum	Maximum	Average
Expected prepayment	10%	20%	11%
Discount rate	10	14	10

Derivatives The Company has two distinct Level 3 derivative portfolios: (i) the Company’s commitments to purchase and originate mortgage loans that meet the requirements of a derivative, and (ii) the Company’s asset/liability and customer-related derivatives that are Level 3 due to unobservable inputs related to measurement of risk of nonperformance by the counterparty.

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

68	U. S. Bancorp

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to sell, purchase and originate mortgage loans at March 31, 2014:

	Minimum	Maximum	Average
Expected loan close rate	43%	100%	76%
Inherent MSR value (basis points per loan)	48	209	126

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2014, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 100 percent and 7 percent, respectively.

U. S. Bancorp	69

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2014
Available-for-sale securities
U.S. Treasury and agencies	$7	$1,055	$–	$–	$1,062
Mortgage-backed securities
Residential
Agency	–	35,484	–	–	35,484
Non-agency
Prime (a)	–	–	465	–	465
Non-prime (b)	–	–	297	–	297
Commercial
Agency	–	144	–	–	144
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	24	–	–	24
Other	–	563	65	–	628
Obligations of state and political subdivisions	–	5,585	–	–	5,585
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	661	9	–	670
Perpetual preferred securities	–	218	–	–	218
Other investments	159	19	–	–	178

Total available-for-sale	166	43,759	836	–	44,761
Mortgage loans held for sale	–	1,827	–	–	1,827
Mortgage servicing rights	–	–	2,618	–	2,618
Derivative assets	–	742	542	(470)	814
Other assets	118	856	–	–	974

Total	$284	$47,184	$3,996	$(470)	$50,994

Derivative liabilities	$–	$1,503	$60	$(1,138)	$425
Short-term borrowings (c)	75	599	–	–	674

Total	$75	$2,102	$60	$(1,138)	$1,099

December 31, 2013
Available-for-sale securities
U.S. Treasury and agencies	$7	$1,038	$–	$–	$1,045
Mortgage-backed securities
Residential
Agency	–	31,553	–	–	31,553
Non-agency
Prime (a)	–	–	478	–	478
Non-prime (b)	–	–	297	–	297
Commercial
Agency	–	152	–	–	152
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	24	–	–	24
Other	–	566	63	–	629
Obligations of state and political subdivisions	–	5,738	–	–	5,738
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	631	9	–	640
Perpetual preferred securities	–	212	–	–	212
Other investments	141	20	–	–	161

Total available-for-sale	148	39,940	847	–	40,935
Mortgage loans held for sale	–	3,263	–	–	3,263
Mortgage servicing rights	–	–	2,680	–	2,680
Derivative assets	–	889	515	(599)	805
Other assets	143	588	–	–	731

Total	$291	$44,680	$4,042	$(599)	$48,414

Derivative liabilities	$–	$1,647	$70	$(1,192)	$525
Short-term borrowings (c)	112	551	–	–	663

Total	$112	$2,198	$70	$(1,192)	$1,188

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

70	U. S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at End of Period
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$478	$–		$7		$–	$–	$(20)	$–		$–	$465	$7
Non-prime (b)	297	(1)		7		–	–	(6)	–		–	297	7
Asset-backed securities
Other	63	1		1		2	–	(2)	–		–	65	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	847	–		15	(e)	2	–	(28)	–		–	836	15
Mortgage servicing rights	2,680	(147	)(c)	–		1	–	–	84	(f)	–	2,618	(147	)(c)
Net derivative assets and liabilities	445	185	(d)	–		1	–	–	–		(149)	482	60	(g)
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$624	$(2)		$11		$–	$–	$(34)	$–		$–	$599	$11
Non-prime (b)	355	(7)		14		–	–	(12)	–		–	350	14
Asset-backed securities
Other	15	1		–		25	–	(1)	–		–	40	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	1,003	(8	)(h)	25	(e)	25	–	(47)	–		–	998	25
Mortgage servicing rights	1,700	(1	)(c)	–		2	–	–	254	(f)	–	1,955	(1	)(c)
Net derivative assets and liabilities	1,179	147	(i)	–		1	(1)	–	–		(340)	986	71	(j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $81 million included in other noninterest income and $104 million included in mortgage banking revenue.
(e)	Included in changes in unrealized gains and losses on securities available-for-sale.
(f)	Represents MSRs capitalized during the period.
(g)	Approximately $21 million included in other noninterest income and $39 million included in mortgage banking revenue.
(h)	Approximately $(7) million included in securities gains (losses) and $(1) million included in interest income.
(i)	Approximately $(3) million included in other noninterest income and $150 million included in mortgage banking revenue.
(j)	Approximately $(88) million included in other noninterest income and $159 million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2014				December 31, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$67	$67	$–	$–	$128	$128
Other assets (b)	–	–	51	51	–	–	150	150

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

U. S. Bancorp	71

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2014	2013
Loans (a)	$16	$21
Other assets (b)	19	39

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2014			December 31, 2013
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$1,827	$1,764	$63	$3,263	$3,195	$68
Nonaccrual loans	10	15	(5)	9	14	(5)
Loans 90 days or more past due	2	2	–	–	–	–

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of March 31, 2014 and December 31, 2013, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2014					December 31, 2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$7,408	$7,408	$–	$–	$7,408	$8,477	$8,477	$–	$–	$8,477
Federal funds sold and securities purchased under resale agreements	56	–	56	–	56	163	–	163	–	163
Investment securities held-to-maturity	40,712	1,443	38,847	99	40,389	38,920	2,589	35,678	101	38,368
Loans held for sale (a)	16	–	–	16	16	5	–	–	5	5
Loans (b)	234,119	–	–	235,218	235,218	230,857	–	–	231,480	231,480
Other financial instruments	2,307	–	954	1,364	2,318	2,443	–	1,080	1,383	2,463
Financial Liabilities
Deposits	260,612	–	260,623	–	260,623	262,123	–	262,200	–	262,200
Short-term borrowings (c)	30,107	–	30,001	–	30,001	26,945	–	26,863	–	26,863
Long-term debt	23,774	–	24,127	–	24,127	20,049	–	20,391	–	20,391
Other liabilities	1,253	–	–	1,253	1,253	1,263	–	–	1,263	1,263

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $399 million and $382 million at March 31, 2014 and December 31, 2013, respectively. The carrying value of other guarantees was $275 million and $278 million at March 31, 2014 and December 31, 2013, respectively.

72	U. S. Bancorp

Note 14	Guarantees and Contingent Liabilities

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At March 31, 2014, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $24 million and included the Company’s estimate of its remaining share of the temporary reduction in interchange rates specified in the settlement agreement. The remaining Class B shares held by the Company will be eligible for conversion to Class A shares, and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 13.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2014:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$69	$16,638
Third-party borrowing arrangements	–	–	16
Securities lending indemnifications	5,008	–	4,902
Asset sales	–	183	3,786	(a)
Merchant processing	839	71	85,817
Contingent consideration arrangements	–	11	12
Tender option bond program guarantee	4,455	–	4,349
Minimum revenue guarantees	–	10	10
Other	–	–	374

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

U. S. Bancorp	73

Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2014, the value of airline tickets purchased to be delivered at a future date was $8.6 billion. The Company held collateral of $690 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2014, the Company had reserved $75 million for potential losses from representation and warranty obligations, compared with $83 million at December 31, 2013. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended March 31,
(Dollars in Millions)	2014	2013
Balance at beginning of period	$83	$240
Net realized losses	(10)	(23)
Additions to reserve	2	16
Balance at end of period	$75	$233

As of March 31, 2014 and December 31, 2013, the Company had $44 million and $89 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

The Company is currently subject to other investigations and examinations by government agencies and bank regulators concerning mortgage-related practices, including those related to origination and servicing practices for Federal Housing Administration (“FHA”) insured residential home loans, compliance with selling guidelines relating to residential home loans sold to GSEs, and various practices related to lender-placed insurance. Regarding FHA loan origination, the U.S. Department of Housing and Urban Development Office of Inspector General and the U.S. Department of Justice are investigating the Company’s compliance with FHA insurance program requirements. The Company is cooperating fully with these examinations and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses).

74	U. S. Bancorp

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

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 15	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2014 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U. S. Bancorp	75

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2014			2013
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$82,216	$473	2.30%	$73,467	$445	2.42%	11.9%
Loans held for sale	2,626	27	4.14	8,764	72	3.29	(70.0)
Loans (b)
Commercial	70,834	534	3.05	65,299	539	3.34	8.5
Commercial real estate	40,050	387	3.92	37,218	393	4.28	7.6
Residential mortgages	51,584	503	3.92	45,109	477	4.25	14.4
Credit card	17,407	434	10.11	16,528	415	10.19	5.3
Other retail	47,657	558	4.74	47,246	582	4.99	.9
Total loans, excluding covered loans	227,532	2,416	4.30	211,400	2,406	4.61	7.6
Covered loans	8,327	130	6.27	11,021	178	6.49	(24.4)
Total loans	235,859	2,546	4.36	222,421	2,584	4.70	6.0
Other earning assets	5,525	32	2.32	9,340	67	2.91	(40.8)
Total earning assets	326,226	3,078	3.81	313,992	3,168	4.07	3.9
Allowance for loan losses	(4,260)			(4,468)			4.7
Unrealized gain (loss) on investment securities	257			1,183			(78.3)
Other assets	42,089			40,680			3.5
Total assets	$364,312			$351,387			3.7
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$70,824			$66,400			6.7%
Interest-bearing deposits
Interest checking	51,305	8	.06	48,404	10	.08	6.0
Money market savings	59,244	24	.17	53,096	17	.13	11.6
Savings accounts	33,200	12	.15	31,409	14	.18	5.7
Time deposits less than $100,000	11,443	34	1.22	13,610	54	1.61	(15.9)
Time deposits greater than $100,000	31,463	41	.53	32,099	60	.75	(2.0)
Total interest-bearing deposits	186,655	119	.26	178,618	155	.35	4.5
Short-term borrowings	29,490	69	.95	28,164	86	1.23	4.7
Long-term debt	22,131	184	3.35	25,404	218	3.48	(12.9)
Total interest-bearing liabilities	238,276	372	.63	232,186	459	.80	2.6
Other liabilities	12,763			12,335			3.5
Shareholders’ equity
Preferred equity	4,756			4,769			(.3)
Common equity	37,005			34,408			7.5
Total U.S. Bancorp shareholders’ equity	41,761			39,177			6.6
Noncontrolling interests	688			1,289			(46.6)
Total equity	42,449			40,466			4.9
Total liabilities and equity	$364,312			$351,387			3.7
Net interest income		$2,706			$2,709
Gross interest margin			3.18%			3.27%
Gross interest margin without taxable-equivalent increments			3.11%			3.20%

Percent of Earning Assets
Interest income			3.81%			4.07%
Interest expense			.46			.59
Net interest margin			3.35%			3.48%
Net interest margin without taxable-equivalent increments			3.28%			3.41%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

76	U. S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 14 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2014.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U. S. Bancorp	77

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD
Craig E. Gifford
Controller
Dated: May 7, 2014		(Principal Accounting Officer and Duly Authorized Officer)

78	U. S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)	Three Months Ended March 31, 2014
Earnings
1. Net income attributable to U.S. Bancorp	$1,397
2. Applicable income taxes, including expense related to unrecognized tax positions	496

3. Net income attributable to U.S. Bancorp before income taxes (1 + 2)	$1,893

4. Fixed charges:
a. Interest expense excluding interest on deposits*	$253
b. Portion of rents representative of interest and amortization of debt expense	29

c. Fixed charges excluding interest on deposits (4a + 4b)	282
d. Interest on deposits	119

e. Fixed charges including interest on deposits (4c + 4d)	$401

5. Amortization of interest capitalized	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	2,175
7. Earnings including interest on deposits (3 + 4e + 5)	2,294
8. Fixed charges excluding interest on deposits (4c)	282
9. Fixed charges including interest on deposits (4e)	401
Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	7.71
11. Including interest on deposits (line 7/line 9)	5.72

*	Excludes interest expense related to unrecognized tax positions

U. S. Bancorp	79

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: May 7, 2014

80	U. S. Bancorp

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: May 7, 2014

U. S. Bancorp	81

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: May 7, 2014

82	U. S. Bancorp

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

P.O. Box 30170

College Station, TX 77842-3170

Phone: 888-778-1311 or 201-680-6578 (international calls)

Internet: www.computershare.com/investor

Registered or Certified Mail:

Computershare

211 Quality Circle, Suite 210

College Station, TX 77845

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

Phone: 612-303-0778 or 866-775-9668

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

Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q,

Form 10-K and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations

800 Nicollet Mall

Minneapolis, MN 55402

investorrelations@usbank.com

Phone: 866-775-9668

Media Requests

Teri Charest

Vice President, Corporate Public Relations

teri.charest@usbank.com

Phone: 612-303-0732

Privacy

U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on Privacy.

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

Diversity and Inclusion

U.S. Bancorp and our subsidiaries are committed to developing and maintaining a workplace that reflects the diversity of the communities we serve. We value creating a culture of inclusion where individual differences are valued and respected, which enables us to innovate and drive business success. We support a work environment where each individual who shares the fundamental values of the Company has an opportunity to contribute and grow based on merit.

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

Accessibility

U.S. Bancorp is committed to providing ready access to our products and services so all of our customers, including people with disabilities, can succeed financially. To learn more, visit usbank.com and click on Accessibility.

U.S. Bancorp Member FDIC

This report has been produced on recycled paper.