Form 10-Q
period 2014-06-30
US BANCORP \DE\
filed 2014-08-06
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common Stock, $.01 Par Value	1,801,927,087 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current moderate economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2014	2013		Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,744	$2,672		2.7%	$5,450	$5,381	1.3%
Noninterest income	2,444	2,270		7.7	4,547	4,430	2.6
Securities gains (losses), net	–	6		*	5	11	(54.5)
Total net revenue	5,188	4,948		4.9	10,002	9,822	1.8
Noninterest expense	2,753	2,557		7.7	5,297	5,027	5.4
Provision for credit losses	324	362		(10.5)	630	765	(17.6)
Income before taxes	2,111	2,029		4.0	4,075	4,030	1.1
Taxable-equivalent adjustment	55	56		(1.8)	111	112	(.9)
Applicable income taxes	547	529		3.4	1,043	1,087	(4.0)
Net income	1,509	1,444		4.5	2,921	2,831	3.2
Net (income) loss attributable to noncontrolling interests	(14)	40		*	(29)	81	*
Net income attributable to U.S. Bancorp	$1,495	$1,484		.7	$2,892	$2,912	(.7)
Net income applicable to U.S. Bancorp common shareholders	$1,427	$1,405		1.6	$2,758	$2,763	(.2)
Per Common Share
Earnings per share	$.79	$.76		3.9%	$1.52	$1.49	2.0%
Diluted earnings per share	.78	.76		2.6	1.51	1.49	1.3
Dividends declared per share	.245	.230		6.5	.475	.425	11.8
Book value per share	20.98	18.94		10.8
Market value per share	43.32	36.15		19.8
Average common shares outstanding	1,811	1,843		(1.7)	1,815	1,851	(1.9)
Average diluted common shares outstanding	1,821	1,853		(1.7)	1,825	1,860	(1.9)
Financial Ratios
Return on average assets	1.60%	1.70%			1.58%	1.68%
Return on average common equity	15.1	16.1			14.9	16.1
Net interest margin (taxable-equivalent basis) (a)	3.27	3.43			3.31	3.46
Efficiency ratio (b)	53.1	51.7			53.0	51.2
Net charge-offs as a percent of average loans outstanding	.58	.70			.58	.74
Average Balances
Loans	$240,480	$225,186		6.8%	$238,182	$223,811	6.4%
Loans held for sale	2,247	6,292		(64.3)	2,435	7,521	(67.6)
Investment securities (c)	87,583	74,438		17.7	84,915	73,955	14.8
Earning assets	335,992	311,927		7.7	331,136	312,954	5.8
Assets	374,769	349,589		7.2	369,569	350,483	5.4
Noninterest-bearing deposits	71,837	66,866		7.4	71,333	66,634	7.1
Deposits	262,351	247,385		6.0	259,928	246,208	5.6
Short-term borrowings	30,620	27,557		11.1	30,058	27,859	7.9
Long-term debt	25,752	21,343		20.7	23,952	23,362	2.5
Total U.S. Bancorp shareholders’ equity	42,586	39,904		6.7	42,176	39,543	6.7

	June 30, 2014	December 31, 2013
Period End Balances
Loans	$243,874	$235,235		3.7%
Investment securities	90,384	79,855		13.2
Assets	389,065	364,021		6.9
Deposits	276,262	262,123		5.4
Long-term debt	25,891	20,049		29.1
Total U.S. Bancorp shareholders’ equity	42,700	41,113		3.9
Asset Quality
Nonperforming assets	$1,943	$2,037		(4.6)
Allowance for credit losses	4,449	4,537		(1.9)
Allowance for credit losses as a percent of period-end loans	1.82%	1.93%
Capital Ratios
Common equity tier 1 capital (d)	9.6%	9.4	%(e)
Tier 1 capital (d)	11.3	11.2
Total risk-based capital (d)	13.2	13.2
Leverage (d)	9.6	9.6
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.3
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	8.9	8.8
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (e)	11.7
Tangible common equity to tangible assets (e)	7.5	7.7
Tangible common equity to risk-weighted assets (e)	9.2	9.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	June 30, 2014, calculated under the Basel III transitional standardized approach; December 31, 2013, calculated under Basel I.
(e)	See Non-GAAP Financial Measures beginning on page 33.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the second quarter of 2014, or $.78 per diluted common share, compared with $1.5 billion, or $.76 per diluted common share, for the second quarter of 2013. Return on average assets and return on average common equity were 1.60 percent and 15.1 percent, respectively, for the second quarter of 2014, compared with 1.70 percent and 16.1 percent, respectively, for the second quarter of 2013. The results for the second quarter of 2014 included a $200 million settlement with the U.S. Department of Justice to resolve an investigation relating to the endorsement of mortgage loans under the Federal Housing Administration’s insurance program (“FHA DOJ settlement”) and a $214 million gain related to the sale of 3.0 million shares of the Company’s Class B common stock of Visa Inc. (“Visa sale”). Combined, these two items had no impact to diluted earnings per common share for the second quarter of 2014.

Total net revenue, on a taxable-equivalent basis, for the second quarter of 2014 was $240 million (4.9 percent) higher than the second quarter of 2013, reflecting a 2.7 percent increase in net interest income and a 7.4 percent increase in noninterest income. The increase in net interest income from a year ago was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin. The noninterest income increase was primarily due to higher revenue in most fee businesses and the Visa sale, partially offset by lower mortgage banking revenue.

Noninterest expense in the second quarter of 2014 was $196 million (7.7 percent) higher than the second quarter of 2013, primarily due to the FHA DOJ settlement.

The provision for credit losses for the second quarter of 2014 of $324 million was $38 million (10.5 percent) lower than the second quarter of 2013. Net charge-offs in the second quarter of 2014 were $349 million, compared with $392 million in the second quarter of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first six months of 2014 was $2.9 billion, or $1.51 per diluted common share, compared with $2.9 billion, or $1.49 per diluted common share for the first six months of 2013. Return on average assets and return on average common equity were 1.58 percent and 14.9 percent, respectively, for the first six months of 2014, compared with 1.68 percent and 16.1 percent, respectively, for the first six months of 2013.

Total net revenue, on a taxable-equivalent basis, for the first six months of 2014 was $180 million (1.8 percent) higher than the first six months of 2013, primarily reflecting a 1.3 percent increase in net interest income and a 2.5 percent increase in noninterest income. The increase in net interest income from a year ago was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin. The noninterest income increase was primarily due to higher revenue in most fee businesses and the Visa sale, partially offset by lower mortgage banking revenue.

Noninterest expense in the first six months of 2014 was $270 million (5.4 percent) higher than the first six months of 2013, primarily due to the second quarter 2014 FHA DOJ settlement and insurance-related recoveries in the first quarter of 2013.

The provision for credit losses for the first six months of 2014 of $630 million was $135 million (17.6 percent) lower than the first six months of 2013. Net charge-offs in the first six months of 2014 were $690 million, compared with $825 million in the first six months of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Acquisitions In June 2014, the Company acquired the Chicago-area branch banking operations of the Charter One Bank franchise (“Charter One”) owned by RBS Citizens Financial Group. The acquisition included Charter One’s retail branch network, small business operations and select middle market relationships. The Company acquired approximately $969 million of loans and $4.8 billion of deposits with this transaction.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the second quarter and $5.5 billion in the first six months of 2014, or increases of $72 million (2.7 percent) and $69 million (1.3 percent), respectively, compared with the same periods of 2013. The increases were the result of growth in average earning assets and lower cost core deposit funding, partially offset by lower loan fees and lower rates on new loans and investment securities. Average earning assets were $24.1 billion (7.7 percent) higher in the second quarter and $18.2 billion (5.8 percent) higher in the first six months of 2014, compared with the same periods of 2013, driven by increases in loans and investment securities, partially offset by decreases in loans held for sale. The net interest margin in the second quarter and first six months of 2014 was 3.27 percent and 3.31 percent, respectively, compared with 3.43 percent and 3.46 percent in the second quarter and first six months of 2013, respectively. The decreases in the net interest margin from the same periods of the prior year primarily reflected lower reinvestment rates on investment securities, as well as growth in the investment portfolio at lower average rates, and lower rates on new loans, partially offset by lower rates on deposits and short-term borrowings, and the positive impact from maturities of higher rate long-term debt. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans for the second quarter and first six months of 2014 were $15.3 billion (6.8 percent) and $14.4 billion (6.4 percent) higher, respectively, than the same periods of 2013, driven by growth in commercial loans, residential mortgages, commercial real estate loans, credit card loans and other retail loans. These increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by a decline in loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $2.5 billion (24.5 percent) in the second quarter and $2.6 billion (24.5 percent) in the first six months of 2014, compared with the same periods of 2013, respectively.

Average investment securities in the second quarter and first six months of 2014 were $13.1 billion (17.7 percent) and $11.0 billion (14.8 percent) higher, respectively, than the same periods of 2013, primarily due to purchases of U.S. government agency-backed securities, net of prepayments and maturities, in anticipation of final liquidity coverage ratio regulatory requirements.

Average total deposits for the second quarter and first six months of 2014 were $15.0 billion (6.0 percent) and $13.7 billion (5.6 percent) higher, respectively, than the same periods of 2013. Average noninterest-bearing deposits for the second quarter and first six months of 2014 were $5.0 billion (7.4 percent) and $4.7 billion (7.1 percent) higher, respectively, than the same periods of the prior year, driven primarily by growth in corporate trust, commercial banking and Consumer and Small Business Banking balances. Average total savings deposits for the second quarter and first six months of 2014 were $12.7 billion (9.3 percent) and $11.8 billion (8.7 percent) higher, respectively, than the same periods of 2013, the result of growth in Consumer and Small Business Banking, and in government banking and broker-dealer related balances. Average time deposits less than $100,000 for the second quarter and first six months of 2014 were $2.2 billion (16.6 percent) and $2.2 billion (16.2 percent) lower, respectively, than the same periods of 2013, due to maturities. Average time deposits greater than $100,000 for the second quarter and first six months of 2014 were $474 million (1.5 percent) and $555 million (1.7 percent) lower, respectively, than the same periods of the prior year, primarily due to declines in Consumer and Small Business Banking and corporate trust balances, partially offset by increases in Wholesale Banking and Commercial Real Estate balances. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Credit and debit card revenue	$259	$244	6.1%	$498	$458	8.7%
Corporate payment products revenue	182	176	3.4	355	348	2.0
Merchant processing services	384	373	2.9	740	720	2.8
ATM processing services	82	83	(1.2)	160	165	(3.0)
Trust and investment management fees	311	284	9.5	615	562	9.4
Deposit service charges	171	160	6.9	328	313	4.8
Treasury management fees	140	140	–	273	274	(.4)
Commercial products revenue	221	209	5.7	426	409	4.2
Mortgage banking revenue	278	396	(29.8)	514	797	(35.5)
Investment products fees	47	46	2.2	93	87	6.9
Securities gains (losses), net	–	6	*	5	11	(54.5)
Other	369	159	*	545	297	83.5
Total noninterest income	$2,444	$2,276	7.4%	$4,552	$4,441	2.5%

*	Not meaningful.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2014 decreased $38 million (10.5 percent) and $135 million (17.6 percent), respectively, compared with the same periods of 2013. Net charge-offs decreased $43 million (11.0 percent) and $135 million (16.4 percent) in the second quarter and first six months of 2014, respectively, compared with the same periods of the prior year, due to improvements in the residential mortgages and home equity and second mortgages portfolios. The provision for credit losses was lower than net charge-offs by $25 million in the second quarter and $60 million in the first six months of 2014, compared with $30 million in the second quarter and $60 million in the first six months of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.4 billion in the second quarter and $4.6 billion in the first six months of 2014, or increases of $168 million (7.4 percent) and $111 million (2.5 percent), respectively, compared with the same periods of 2013. The increases over a year ago were principally due to the Visa sale in the second quarter 2014, as well as increases in a majority of fee revenue categories, partially offset by reductions in mortgage banking revenue due to lower origination and sales revenue. Credit and debit card revenue and corporate payment products revenue increased primarily due to higher transaction volumes. Merchant processing services revenue was higher as a result of increases in fee-based product revenue and higher volumes, partially offset by lower rates. Trust and investment management fees increased, reflecting account growth, improved market conditions and business expansion. Deposit service charges were higher due to account growth and pricing changes. Commercial products revenue increased, principally due to higher bond underwriting fees and higher syndication fees on tax-advantaged projects. In addition to the Visa sale, other income for the first six months of 2014 reflected higher equity investment revenue than the same period of the prior year.

Noninterest Expense Noninterest expense was $2.8 billion in the second quarter and $5.3 billion in the first six months of 2014, or increases of $196 million (7.7 percent) and $270 million (5.4 percent), respectively, compared with the same periods of 2013. The increases over a year ago were the result of the FHA DOJ settlement in the second quarter of 2014, higher compensation expense, reflecting the impact of merit increases and higher staffing for audit, risk and compliance activities (partially offset by lower employee benefits expense driven by lower pension costs), higher net occupancy and equipment expense due to higher rent expense and maintenance costs, and higher professional services expense due mainly to mortgage servicing-related project costs. In addition, other expense also increased in the first six months of 2014, compared with the first six months of 2013, due to insurance-related recoveries in the prior year. Offsetting these increases were lower tax-advantaged project costs in the current year as a result of the first quarter of 2014 adoption of new accounting guidance for certain affordable housing tax credit investments. In addition, other intangibles expense decreased from the prior year due to the reduction or completion of the amortization of certain intangibles.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Compensation	$1,125	$1,098	2.5%	$2,240	$2,180	2.8%
Employee benefits	257	277	(7.2)	546	587	(7.0)
Net occupancy and equipment	241	234	3.0	490	469	4.5
Professional services	97	91	6.6	180	169	6.5
Marketing and business development	96	96	–	175	169	3.6
Technology and communications	214	214	–	425	425	–
Postage, printing and supplies	80	78	2.6	161	154	4.5
Other intangibles	48	55	(12.7)	97	112	(13.4)
Other	595	414	43.7	983	762	29.0
Total noninterest expense	$2,753	$2,557	7.7%	$5,297	$5,027	5.4%
Efficiency ratio (a)	53.1%	51.7%		53.0%	51.2%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

Income Tax Expense The provision for income taxes was $547 million (an effective rate of 26.6 percent) for the second quarter and $1.0 billion (an effective rate of 26.3 percent) for the first six months of 2014, compared with $529 million (an effective rate of 26.8 percent) and $1.1 billion (an effective rate of 27.7 percent) for the same periods of 2013. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $243.9 billion at June 30, 2014, compared with $235.2 billion at December 31, 2013, an increase of $8.7 billion (3.7 percent). The increase was driven primarily by increases in commercial loans, commercial real estate loans, other retail loans and residential mortgages, including the Charter One acquisition, partially offset by lower credit card and covered loans.

Commercial loans and commercial real estate loans increased $7.4 billion (10.6 percent) and $912 million (2.3 percent), respectively, at June 30, 2014, compared with December 31, 2013, reflecting higher demand from new and existing customers.

Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, increased $890 million (1.9 percent) at June 30, 2014, compared with December 31, 2013. The increase was driven by higher auto and installment loans and home equity and second mortgages, partially offset by lower student loan and revolving credit balances.

Residential mortgages held in the loan portfolio increased $809 million (1.6 percent) at June 30, 2014, compared with December 31, 2013. Residential mortgages originated and placed in the Company’s loan portfolio are primarily well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, the loan is transferred to loans held for sale.

Credit card loans decreased $379 million (2.1 percent) at June 30, 2014, compared with December 31, 2013, primarily the result of customers seasonally paying down balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.0 billion at June 30, 2014, compared with $3.3 billion at December 31, 2013. The decrease in loans held for sale was principally due to the relative level of mortgage loan closings.

Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $90.4 billion at June 30, 2014, compared with $79.9 billion at December 31, 2013. The $10.5 billion (13.2 percent) increase reflected $10.0 billion of net investment purchases, primarily U.S. government agency-backed securities in anticipation of final liquidity coverage ratio regulatory requirements, and a $502 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2014 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$32	$32	.2	4.36%	$180	$181	.5	1.15%
Maturing after one year through five years	724	728	3.6	1.30	404	406	4.0	1.41
Maturing after five years through ten years	1,034	1,009	8.1	2.80	1,340	1,305	7.8	2.09
Maturing after ten years	101	101	18.8	1.38	58	58	10.9	1.73
Total	$1,891	$1,870	6.8	2.17%	$1,982	$1,950	6.5	1.86%
Mortgage-Backed Securities(a)
Maturing in one year or less	$699	$705	.7	1.84%	$134	$133	.8	1.16%
Maturing after one year through five years	24,383	24,569	3.8	2.04	28,844	28,853	3.6	2.15
Maturing after five years through ten years	12,680	12,656	5.8	1.63	10,518	10,496	5.5	1.58
Maturing after ten years	1,236	1,228	12.5	1.21	385	390	12.3	1.19
Total	$38,998	$39,158	4.7	1.88%	$39,881	$39,872	4.2	1.99%
Asset-Backed Securities(a)
Maturing in one year or less	$–	$–	–	–%	$2	$2	.9	.87%
Maturing after one year through five years	273	283	3.7	1.78	7	10	3.7	.83
Maturing after five years through ten years	357	365	7.4	1.64	5	6	7.0	.84
Maturing after ten years	–	–	–	–	—	7	15.8	.48
Total	$630	$648	5.8	1.70%	$14	$25	4.8	.83%
Obligations of State and Political Subdivisions(b)(c)
Maturing in one year or less	$379	$389	.7	6.57%	$1	$1	.5	10.51%
Maturing after one year through five years	4,379	4,598	2.3	6.80	2	2	2.5	8.24
Maturing after five years through ten years	540	549	6.7	5.07	1	1	7.7	8.08
Maturing after ten years	64	62	22.2	5.52	6	7	11.7	2.49
Total	$5,362	$5,598	2.9	6.59%	$10	$11	9.0	4.57%
Other Debt Securities
Maturing in one year or less	$6	$6	.7	1.01%	$2	$2	.3	1.78%
Maturing after one year through five years	–	–	–	–	82	82	2.3	1.13
Maturing after five years through ten years	–	–	–	–	24	22	6.3	.96
Maturing after ten years	690	629	19.0	2.46	–	–	–	–
Total	$696	$635	18.8	2.45%	$108	$106	3.1	1.10%
Other Investments	$434	$480	14.6	2.25%	$–	$–	–	–%
Total investment securities (d)	$48,011	$48,389	4.9	2.43%	$41,995	$41,964	4.3	1.98%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 6.0 years at December 31, 2013, with a corresponding weighted-average yield of 2.64 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.5 years at December 31, 2013, with a corresponding weighted-average yield of 2.00 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2014		December 31, 2013
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$3,873	4.3%	$4,222	5.3%
Mortgage-backed securities	78,879	87.6	68,236	85.3
Asset-backed securities	644	.7	652	.8
Obligations of state and political subdivisions	5,372	6.0	5,685	7.1
Other debt securities and investments	1,238	1.4	1,184	1.5
Total investment securities	$90,006	100.0%	$79,979	100.0%

U.S. Bancorp	7

deemed to be other-than-temporarily impaired. At June 30, 2014, the Company’s net unrealized gains on available-for-sale securities were $378 million, compared with net unrealized losses of $125 million at December 31, 2013. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed and state and political securities as a result of decreases in interest rates and changes in credit spreads. Gross unrealized losses on available-for-sale securities totaled $522 million at June 30, 2014, compared with $775 million at December 31, 2013. At June 30, 2014, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

In December 2013, U.S. banking regulators approved final rules that prohibit banks from holding certain types of investments, such as investments in hedge and private equity funds. The Company does not anticipate the implementation of these final rules will require any significant liquidation of securities held or impairment charges. Refer to Notes 4 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $276.3 billion at June 30, 2014, compared with $262.1 billion at December 31, 2013, the result of increases in noninterest-bearing deposits, total savings deposits and time deposits greater than $100,000, including the Charter One acquisition, partially offset by a decrease in time deposits less than $100,000. Noninterest-bearing deposits increased $3.3 billion (4.3 percent), primarily due to higher corporate trust balances. Savings account balances increased $1.9 billion (6.0 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Money market balances increased $6.2 billion (10.4 percent) primarily due to higher corporate trust and Wholesale Banking and Commercial Real Estate balances and the Charter One acquisition. Interest checking balances increased $2.8 billion (5.4 percent) primarily due to higher Consumer and Small Business Banking and Wholesale Banking and Commercial Real Estate balances and the Charter One acquisition, partially offset by lower corporate trust and broker-dealer balances. Time deposits greater than $100,000 increased $448 million (1.5 percent) at June 30, 2014, compared with December 31, 2013. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing. Time deposits less than $100,000 decreased $573 million (4.9 percent) at June 30, 2014, compared with December 31, 2013, primarily due to maturities.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $29.1 billion at June 30, 2014, compared with $27.6 billion at December 31, 2013. The $1.5 billion (5.4 percent) increase in short-term borrowings was primarily due to higher commercial paper and other short-term borrowings balances, partially offset by lower repurchase agreement balances. Long-term debt was $25.9 billion at June 30, 2014, compared with $20.0 billion at December 31, 2013. The $5.9 billion (29.1 percent) increase was primarily due to the issuances of $4.6 billion of bank notes and $2.3 billion of medium-term notes, and a $.9 billion increase in Federal Home Loan Bank advances, partially offset by $1.0 billion of subordinated note and $1.0 billion of medium-term note maturities. These increases in borrowings were used to fund the Company’s loan growth and securities purchases. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s Board of Directors has approved a risk management framework which establishes governance and risk management requirements for all risk-taking activities. This framework includes a risk appetite statement which sets boundaries for the types and amount of risk that may be undertaken in pursuing business objectives and initiatives.

The Board of Directors, through its Risk Management and Audit Committees, oversees performance relative to the risk management framework, risk appetite statement, and other policy requirements. The Board of Directors’ Community Reinvestment and Public Policy Committee oversees practices on public interest matters which impact reputational and other risks. The Board of Directors’ Compensation and Human Resources Committee oversees compensation, talent management, and succession planning programs.

The Executive Risk Management Committee (“ERC”), which is comprised of senior management and chaired by the Chief Risk Officer, oversees execution against the risk management framework and risk appetite statement. The ERC focuses on current and emerging risks, including strategic and reputational risks, directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.

8	U.S. Bancorp

The Company’s most prominent risk exposures are credit, residual value, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors, or borrowers. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events. Compliance risk is the risk that customers may suffer economic loss or other injury, and/or that the Company may suffer legal or regulatory sanctions, material financial loss, or loss to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the potential that negative publicity or press regarding a company’s business practices or products, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion of these factors.

The Company’s Board and management-level governance committees are supported by a “three lines of defense” model for establishing effective checks and balances. The first line of defense, the business lines, manages risks in conformity with established limits and policy requirements. In turn, business leaders and their risk officers establish programs to ensure conformity with these limits and policy requirements. The second line of defense, which includes the Chief Risk Officer’s organization as well as policy and oversight activities of corporate support functions, translates risk appetite and strategy into actionable risk limits and policies. The second line of defense monitors first line of defense conformity with limits and policies, and provides reporting and escalation of emerging risks and other concerns to senior management and the Risk Management Committee of the Board of Directors. The third line of defense, internal audit, is responsible for providing the Audit Committee and senior management with independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management, and control processes.

Management provides various risk reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The discussion also covers quarterly reports by management assessing the Company’s performance relative to the risk appetite statement and the associated risk tolerance limits, including:

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
•

Operational, compliance and strategic risk, including losses stemming from events such as fraud, processing errors, control breaches, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and

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

U.S. Bancorp	9

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. A 10-year draw and 20-year amortization product was introduced during 2013 to provide customers the option to repay their outstanding balances over a longer period. At June 30, 2014, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

10	U.S. Bancorp

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at June 30, 2014:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,853	$36,606	$38,459	87.5%
Over 80% through 90%	202	2,576	2,778	6.3
Over 90% through 100%	138	1,033	1,171	2.7
Over 100%	182	1,237	1,419	3.2
No LTV available	–	149	149	.3
Total	$2,375	$41,601	$43,976	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$594	$594	45.4%
Over 80% through 90%	–	210	210	16.0
Over 90% through 100%	–	177	177	13.5
Over 100%	–	329	329	25.1
No LTV available	–	–	–	–
Total	$–	$1,310	$1,310	100.0%
Other Borrowers
Less than or equal to 80%	$6	$439	$445	51.5%
Over 80% through 90%	–	186	186	21.5
Over 90% through 100%	–	71	71	8.2
Over 100%	–	162	162	18.8
No LTV available	–	–	–	–
Total	$6	$858	$864	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,815	$5,815	100.0%
Total
Less than or equal to 80%	$1,859	$37,639	$39,498	76.0%
Over 80% through 90%	202	2,972	3,174	6.1
Over 90% through 100%	138	1,281	1,419	2.7
Over 100%	182	1,728	1,910	3.7
No LTV available	–	149	149	.3
Loans purchased from GNMA mortgage pools (a)	–	5,815	5,815	11.2
Total	$2,381	$49,584	$51,965	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$8,814	$721	$9,535	64.0%
Over 80% through 90%	2,074	211	2,285	15.3
Over 90% through 100%	1,040	114	1,154	7.8
Over 100%	1,179	120	1,299	8.7
No LTV/CLTV available	586	46	632	4.2
Total	$13,693	$1,212	$14,905	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$39	$30	$69	26.1%
Over 80% through 90%	13	22	35	13.3
Over 90% through 100%	11	30	41	15.5
Over 100%	27	89	116	44.0
No LTV/CLTV available	–	3	3	1.1
Total	$90	$174	$264	100.0%
Other Borrowers
Less than or equal to 80%	$374	$11	$385	77.2%
Over 80% through 90%	69	7	76	15.2
Over 90% through 100%	16	1	17	3.4
Over 100%	16	3	19	3.8
No LTV/CLTV available	2	–	2	.4
Total	$477	$22	$499	100.0%
Total
Less than or equal to 80%	$9,227	$762	$9,989	63.7%
Over 80% through 90%	2,156	240	2,396	15.3
Over 90% through 100%	1,067	145	1,212	7.7
Over 100%	1,222	212	1,434	9.2
No LTV/CLTV available	588	49	637	4.1
Total	$14,260	$1,408	$15,668	100.0%

U.S. Bancorp	11

At June 30, 2014, approximately $1.3 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.4 billion at December 31, 2013. In addition to residential mortgages, at June 30, 2014, $.3 billion of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, unchanged from at December 31, 2013. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .4 percent of total assets at June 30, 2014, compared with .5 percent at December 31, 2013. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $917 million in loans with negative-amortization payment options at June 30, 2014, compared with $986 million at December 31, 2013. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $15.7 billion at June 30, 2014, compared with $15.4 billion at December 31, 2013, and included $5.0 billion of home equity lines in a first lien position and $10.7 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2014, included approximately $4.0 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2014:

	Junior Liens Behind
	Company Owned or Serviced	Third Party
(Dollars in Millions)	First Lien	First Lien	Total
Total	$3,970	$6,754	$10,724
Percent 30—89 days past due	.43%	.58%	.52%
Percent 90 days or more past due	.06%	.13%	.10%
Weighted-average CLTV	78%	75%	76%
Weighted-average credit score	748	742	744

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2014	December 31, 2013
Commercial
Commercial	.06%	.08%
Lease financing	–	–
Total commercial	.06	.08
Commercial Real Estate
Commercial mortgages	.01	.02
Construction and development	.27	.30
Total commercial real estate	.06	.07
Residential Mortgages (a)	.49	.65
Credit Card	1.06	1.17
Other Retail
Retail leasing	–	–
Other	.17	.21
Total other retail (b)	.15	.18
Total loans, excluding covered loans	.25	.31
Covered Loans	6.14	5.63
Total loans	.43%	.51%

90 days or more past due including nonperforming loans	June 30, 2014	December 31, 2013
Commercial	.30%	.27%
Commercial real estate	.62	.83
Residential mortgages (a)	2.06	2.16
Credit card	1.35	1.60
Other retail (b)	.54	.58
Total loans, excluding covered loans	.87	.97
Covered loans	7.73	7.13
Total loans	1.08%	1.19%

(a)	Delinquent loan ratios exclude $3.1 billion at June 30, 2014, and $3.7 billion at December 31, 2013, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 8.04 percent at June 30, 2014, and 9.34 percent at December 31, 2013.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was .84 percent at June 30, 2014, and .93 percent at December 31, 2013.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $1.0 billion ($.6 billion excluding covered loans) at June 30, 2014, compared with $1.2 billion ($.7 billion excluding covered loans) at December 31, 2013. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .43 percent (.25 percent excluding covered loans) at June 30, 2014, compared with .51 percent (.31 percent excluding covered loans) at December 31, 2013.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Residential Mortgages (a)
30-89 days	$251	$358	.48%	.70%
90 days or more	253	333	.49	.65
Nonperforming	818	770	1.57	1.51
Total	$1,322	$1,461	2.54%	2.86%
Credit Card
30-89 days	$199	$226	1.13%	1.25%
90 days or more	187	210	1.06	1.17
Nonperforming	52	78	.29	.43
Total	$438	$514	2.48%	2.85%
Other Retail
Retail Leasing
30-89 days	$10	$11	.16%	.18%
90 days or more	–	–	–	–
Nonperforming	1	1	.02	.02
Total	$11	$12	.18%	.20%
Home Equity and Second Mortgages
30-89 days	$78	$102	.50%	.66%
90 days or more	41	49	.26	.32
Nonperforming	174	167	1.11	1.08
Total	$293	$318	1.87%	2.06%
Other (b)
30-89 days	$125	$132	.47%	.50%
90 days or more	30	37	.11	.14
Nonperforming	16	23	.06	.09
Total	$171	$192	.64%	.73%

(a)	Excludes $407 million of loans 30-89 days past due and $3.1 billion of loans 90 days or more past due at June 30, 2014, purchased from GNMA mortgage pools that continue to accrue interest, compared with $440 million and $3.7 billion at December 31, 2013, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	June 30, 2014	December 31, 2013
Prime Borrowers
30-89 days	.39%	.55%
90 days or more	.43	.55
Nonperforming	1.34	1.31
Total	2.16%	2.41%
Sub-Prime Borrowers
30-89 days	5.27%	7.60%
90 days or more	3.89	6.02
Nonperforming	15.73	13.19
Total	24.89%	26.81%
Other Borrowers
30-89 days	1.27%	1.65%
90 days or more	1.51	1.43
Nonperforming	2.78	2.09
Total	5.56%	5.17%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	June 30, 2014	December 31, 2013
Prime Borrowers
30-89 days	.44%	.57%
90 days or more	.24	.27
Nonperforming	.99	.98
Total	1.67%	1.82%
Sub-Prime Borrowers
30-89 days	3.41%	4.39%
90 days or more	1.14	2.03
Nonperforming	6.06	4.73
Total	10.61%	11.15%
Other Borrowers
30-89 days	.80%	1.24%
90 days or more	.40	.62
Nonperforming	2.01	1.86
Total	3.21%	3.72%

14	U.S. Bancorp

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
30-89 days	$91	$166	1.22%	1.96%
90 days or more	457	476	6.14	5.63
Nonperforming	119	127	1.60	1.50
Total	$667	$769	8.96%	9.09%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. At June 30, 2014, performing TDRs were $6.0 billion, unchanged from December 31, 2013. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

Credit card and other retail loan modifications are generally part of distinct restructuring programs providing customers modification solutions over a specified time period, generally up to 60 months.

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

U.S. Bancorp	15

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2014 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$252	9.2%	1.5%	$146	(a)	$398
Commercial real estate	330	2.2	3.3	97	(b)	427
Residential mortgages	1,922	5.1	5.3	522		2,444	(d)
Credit card	220	8.3	6.7	52	(c)	272
Other retail	187	5.2	3.4	65	(c)	252	(e)
TDRs, excluding GNMA and covered loans	2,911	5.4	4.7	882		3,793
Loans purchased from GNMA mortgage pools	2,816	6.4	47.7	–		2,816	(f)
Covered loans	256	.4	1.4	64		320
Total	$5,983	5.7%	24.8%	$946		$6,929

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $311 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $90 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $141 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $4 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $498 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $698 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at June 30, 2014.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2014	December 31, 2013
Commercial
Commercial	$174	$122
Lease financing	16	12
Total commercial	190	134
Commercial Real Estate
Commercial mortgages	121	182
Construction and development	105	121
Total commercial real estate	226	303
Residential Mortgages (b)	818	770
Credit Card	52	78
Other Retail
Retail leasing	1	1
Other	190	190
Total other retail	191	191
Total nonperforming loans, excluding covered loans	1,477	1,476
Covered Loans	119	127
Total nonperforming loans	1,596	1,603
Other Real Estate (c)(d)	279	327
Covered Other Real Estate (d)	58	97
Other Assets	10	10
Total nonperforming assets	$1,943	$2,037
Total nonperforming assets, excluding covered assets	$1,766	$1,813
Excluding covered assets
Accruing loans 90 days or more past due (b)	$581	$713
Nonperforming loans to total loans	.62%	.65%
Nonperforming assets to total loans plus other real estate (c)	.75%	.80%
Including covered assets
Accruing loans 90 days or more past due (b)	$1,038	$1,189
Nonperforming loans to total loans	.65%	.68%
Nonperforming assets to total loans plus other real estate (c)	.80%	.86%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2013	$494	$1,319	$224	$2,037
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	223	364	24	611
Advances on loans	20	–	–	20
Total additions	243	364	24	631
Reductions in nonperforming assets
Paydowns, payoffs	(88)	(145)	(33)	(266)
Net sales	(65)	(60)	(36)	(161)
Return to performing status	(15)	(74)	(1)	(90)
Charge-offs (e)	(108)	(99)	(1)	(208)
Total reductions	(276)	(378)	(71)	(725)
Net additions to (reductions in) nonperforming assets	(33)	(14)	(47)	(94)
Balance June 30, 2014	$461	$1,305	$177	$1,943

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.1 billion and $3.7 billion at June 30, 2014, and December 31, 2013, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $583 million and $527 million at June 30, 2014, and December 31, 2013, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and not accruing interest, restructured loans that have not met the performance period required to return to accrual status, other real estate owned and other nonperforming assets owned by the Company. Nonperforming assets are generally either originated by the Company or acquired under FDIC loss sharing agreements that substantially reduce the risk of credit losses to the Company. Interest payments collected from assets on nonaccrual status are generally applied against the principal balance and not recorded as income. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible.

At June 30, 2014, total nonperforming assets were $1.9 billion, compared with $2.0 billion at December 31, 2013. Excluding covered assets, nonperforming assets were $1.8 billion at June 30, 2014, representing a $47 million (2.6 percent) decrease from December 31, 2013. The decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in the commercial mortgage portfolio, as well as by improvement in construction and development and credit card loans. Nonperforming covered assets at June 30, 2014, were $177 million, compared with $224 million at December 31, 2013. These assets are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company. The ratio of total nonperforming assets to total loans and other real estate was ..80 percent (.75 percent excluding covered assets) at June 30, 2014, compared with .86 percent (.80 percent excluding covered assets) at December 31, 2013. The Company expects total nonperforming assets to remain relatively stable in the third quarter of 2014.

Other real estate owned, excluding covered assets, was $279 million at June 30, 2014, compared with $327 million at December 31, 2013, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Residential
Florida	$19	$17	1.11%	1.03%
Minnesota	16	15	.25	.24
Washington	13	16	.32	.40
Illinois	13	14	.30	.36
California	12	15	.09	.13
All other states	162	189	.42	.49
Total residential	235	266	.35	.40
Commercial
California	13	14	.07	.08
Tennessee	4	5	.19	.25
Missouri	4	14	.09	.30
Indiana	3	–	.24	–
Virginia	3	2	.20	.16
All other states	17	26	.02	.03
Total commercial	44	61	.04	.06
Total	$279	$327	.12%	.14%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $349 million for the second quarter and $690 million for the first six months of 2014, compared with $392 million and $825 million for the same periods of 2013. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2014 was .58 percent for both periods, compared with .70 percent and .74 percent for the second quarter and first six months of 2013, respectively. The year-over-year decreases in total net charge-offs were due to improvements in the residential mortgages and home equity and second mortgages portfolios, due to improvement in the economy. Given current economic conditions, the Company expects the level of net charge-offs to remain relatively stable in the third quarter of 2014.

Commercial and commercial real estate loan net charge-offs for the second quarter of 2014 were $51 million (.18 percent of average loans outstanding on an annualized basis), compared with $21 million (.08 percent of average loans outstanding on an annualized basis) for the second quarter of 2013. Commercial and commercial real estate loan net charge-offs for the first six months of 2014 were $84 million (.15 percent of average loans outstanding on an annualized basis), compared with $75 million (.15 percent of average loans outstanding on an annualized basis) for the first six months of 2013.

18	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial
Commercial	.30%	.22%	.26%	.22%
Lease financing	.24	.31	.20	.27
Total commercial	.29	.23	.25	.22
Commercial Real Estate
Commercial mortgages	(.08)	.10	(.04)	.15
Construction and development	.09	(1.54)	–	(.67)
Total commercial real estate	(.04)	(.18)	(.04)	.01
Residential Mortgages	.44	.63	.44	.73
Credit Card (a)	3.92	4.23	3.94	4.08
Other Retail
Retail leasing	.07	(.07)	.03	–
Home equity and second mortgages	.60	1.45	.71	1.63
Other	.68	.76	.69	.80
Total other retail	.58	.90	.61	.99
Total loans, excluding covered loans	.60	.70	.60	.76
Covered Loans	.10	.73	.17	.38
Total loans	.58%	.70%	.58%	.74%

(a)	Net charge-offs as a percent of average loans outstanding, excluding portfolio purchases where the acquired loans were recorded at fair value at the purchase date, were 4.23 percent and 4.12 percent for the three and six months ended June 30, 2013, respectively.

Residential mortgage loan net charge-offs for the second quarter of 2014 were $57 million (.44 percent of average loans outstanding on an annualized basis), compared with $74 million (.63 percent of average loans outstanding on an annualized basis) for the second quarter of 2013. Residential mortgage loan net charge-offs for the first six months of 2014 were $114 million (.44 percent of average loans outstanding on an annualized basis), compared with $166 million (.73 percent of average loans outstanding on an annualized basis) for the first six months of 2013. Credit card loan net charge-offs for the second quarter of 2014 were $170 million (3.92 percent of average loans outstanding on an annualized basis), compared with $173 million (4.23 percent of average loans outstanding on an annualized basis) for the second quarter of 2013. Credit card loan net charge-offs for the first six months of 2014 were $340 million (3.94 percent of average loans outstanding on an annualized basis), compared with $333 million (4.08 percent of average loans outstanding on an annualized basis) for the first six months of 2013. Other retail loan net charge-offs for the second quarter of 2014 were $69 million (.58 percent of average loans outstanding on an annualized basis), compared with $105 million (.90 percent of average loans outstanding on an annualized basis) for the second quarter of 2013. Other retail loan net charge-offs for the first six months of 2014 were $145 million (.61 percent of average loans outstanding on an annualized basis), compared with $231 million (.99 percent of average loans outstanding on an annualized basis) for the first six months of 2013. The year-over-year decreases in total residential mortgage, credit card and other retail loan net charge-offs reflected the improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Residential Mortgages
Prime borrowers	$43,774	$38,985	.33%	.57%	$43,639	$38,152	.35%	.62%
Sub-prime borrowers	1,323	1,497	4.55	4.55	1,341	1,525	4.81	5.68
Other borrowers	873	876	1.38	.92	887	861	.91	1.17
Loans purchased from GNMA mortgage pools (a)	5,845	5,515	.21	–	5,833	5,458	.10	–
Total	$51,815	$46,873	.44%	.63%	$51,700	$45,996	.44%	.73%
Home Equity and Second Mortgages
Prime borrowers	$14,564	$15,218	.50%	1.27%	$14,578	$15,433	.62%	1.44%
Sub-prime borrowers	267	333	6.01	9.64	276	343	5.11	8.81
Other borrowers	496	438	.81	1.83	492	434	.82	2.79
Total	$15,327	$15,989	.60%	1.45%	$15,346	$16,210	.71%	1.63%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U.S. Bancorp	19

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2014, the Company serviced the first lien on 37 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $369 million or 2.4 percent of the total home equity portfolio at June 30, 2014, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.1 percent for the twelve months ended June 30, 2014), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans, and reflects decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for covered loans considers the indemnification provided by the FDIC.

20	U.S. Bancorp

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

Subsequent to the purchase date, the expected cash flows of purchased loans are subject to evaluation. Decreases in expected cash flows are recognized by recording an allowance for credit losses with the related provision for credit losses reduced for the amount reimbursable by the FDIC, where applicable. If the expected cash flows on the purchased loans increase such that a previously recorded impairment allowance can be reversed, the Company records a reduction in the allowance with a related reduction in losses reimbursable by the FDIC, where applicable. Increases in expected cash flows of purchased loans, when there are no reversals of previous impairment allowances, are recognized over the remaining life of the loans and resulting decreases in expected cash flows of the FDIC indemnification assets are amortized over the shorter of the remaining contractual term of the indemnification agreements or the remaining life of the loans. Refer to Note 5 of the Notes to Consolidated Financial Statements, for more information.

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

At June 30, 2014, the allowance for credit losses was $4.4 billion (1.82 percent of total loans and 1.83 percent of loans excluding covered loans), compared with $4.5 billion (1.93 percent of total loans and 1.94 percent of loans excluding covered loans) at December 31, 2013. The ratio of the allowance for credit losses to nonperforming loans was 279 percent (294 percent excluding covered loans) at June 30, 2014, compared with 283 percent (297 percent excluding covered loans) at December 31, 2013. The ratio of the allowance for credit losses to annualized loan net charge-offs was 318 percent at June 30, 2014, compared with 310 percent of full year 2013 net charge-offs at December 31, 2013, reflecting the impact of improving economic conditions over the past year.

U.S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$4,497	$4,708	$4,537	$4,733
Charge-Offs
Commercial
Commercial	69	53	126	100
Lease financing	7	10	13	19
Total commercial	76	63	139	119
Commercial real estate
Commercial mortgages	3	14	10	43
Construction and development	6	2	7	16
Total commercial real estate	9	16	17	59
Residential mortgages	62	81	123	181
Credit card	188	191	372	384
Other retail
Retail leasing	2	1	3	3
Home equity and second mortgages	31	65	67	144
Other	62	68	125	143
Total other retail	95	134	195	290
Covered loans (a)	2	21	8	22
Total charge-offs	432	506	854	1,055
Recoveries
Commercial
Commercial	17	19	40	34
Lease financing	4	6	8	12
Total commercial	21	25	48	46
Commercial real estate
Commercial mortgages	9	6	17	20
Construction and development	4	27	7	37
Total commercial real estate	13	33	24	57
Residential mortgages	5	7	9	15
Credit card	18	18	32	51
Other retail
Retail leasing	1	2	2	3
Home equity and second mortgages	8	7	13	13
Other	17	20	35	43
Total other retail	26	29	50	59
Covered loans (a)	–	2	1	2
Total recoveries	83	114	164	230
Net Charge-Offs
Commercial
Commercial	52	34	86	66
Lease financing	3	4	5	7
Total commercial	55	38	91	73
Commercial real estate
Commercial mortgages	(6)	8	(7)	23
Construction and development	2	(25)	–	(21)
Total commercial real estate	(4)	(17)	(7)	2
Residential mortgages	57	74	114	166
Credit card	170	173	340	333
Other retail
Retail leasing	1	(1)	1	–
Home equity and second mortgages	23	58	54	131
Other	45	48	90	100
Total other retail	69	105	145	231
Covered loans (a)	2	19	7	20
Total net charge-offs	349	392	690	825
Provision for credit losses	324	362	630	765
Other changes (b)	(23)	(66)	(28)	(61)
Balance at end of period (c)	$4,449	$4,612	$4,449	$4,612
Components
Allowance for loan losses	$4,132	$4,312
Liability for unfunded credit commitments	317	300
Total allowance for credit losses	$4,449	$4,612
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.83%	2.03%
Nonperforming loans, excluding covered loans	294	287
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	211	209
Nonperforming assets, excluding covered assets	246	231
Annualized net charge-offs, excluding covered loans	312	296
Period-end loans	1.82%	2.02%
Nonperforming loans	279	269
Nonperforming and accruing loans 90 days or more past due	169	163
Nonperforming assets	229	203
Annualized net charge-offs	318	293

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At June 30, 2014 and 2013, $1.7 billion of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2014, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2013. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2013, for further discussion on residual value risk management.

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

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. The Company has controls and processes in place to ensure assessment, identification, monitoring, management and reporting of compliance risks and issues.

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2014, and December 31, 2013, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on net interest income simulation analysis.

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

Sensitivity of Net Interest Income

	June 30, 2014				December 31, 2013
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.31%	*	1.72%	*	1.07%	*	1.53%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U.S. Bancorp	23

value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 4.0 percent decrease in the market value of equity at June 30, 2014, compared with a 5.1 percent decrease at December 31, 2013. A 200 bps decrease, where possible given current rates, would have resulted in a 3.7 percent decrease in the market value of equity at June 30, 2014, compared with a .8 percent decrease at December 31, 2013. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2014, the Company had $6.0 billion of forward commitments to sell, hedging $2.3 billion of mortgage loans held for sale and $4.7 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

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

For additional information on derivatives and hedging activities, refer to Notes 13 and 14 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities employing methodologies consistent with the requirements of regulatory rules for market risk.

24	U.S. Bancorp

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

The average, high, low and period-end VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2014	2013
Average	$1	$1
High	2	2
Low	1	1
Period-end	1	2

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR by more than a negligible amount during the six months ended June 30, 2014 and 2013. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end Stressed VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2014	2013
Average	$4	$4
High	8	8
Low	2	2
Period-end	5	4

Valuations of positions in the client derivatives and foreign currency transaction businesses are based on standard cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third party quotes or other market prices to determine if there are significant differences. Significant differences are approved by the Company’s market risk management department. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third party prices, with material variances approved by the Company’s risk management department.

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

The average, high and low VaR amounts for the residential mortgage loans held for sale and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2014	2013
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$2
High	2	4
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$3	$3
High	8	6
Low	2	2

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These activities include diversifying its

U.S. Bancorp	25

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At June 30, 2014, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $75.7 billion, compared with $61.7 billion at December 31, 2013. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2014, the Company could have borrowed an additional $77.9 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $276.3 billion at June 30, 2014, compared with $262.1 billion at December 31, 2013. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $25.9 billion at June 30, 2014, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $29.1 billion at June 30, 2014, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At June 30, 2014, parent company long-term debt outstanding was $12.7 billion, compared with $11.4 billion at December 31, 2013. The $1.3 billion increase was due to the issuance of $2.3 billion of medium-term notes, partially offset by the maturity of $1.0 billion of medium-term notes. As of June 30, 2014, there was $.5 billion of parent company debt scheduled to mature in the remainder of 2014.

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

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At June 30, 2014, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $70 million and unrealized losses totaling $5 million, compared with an amortized cost totaling $70 million and unrealized losses totaling $7 million, at December 31, 2013. The Company also transacts with various European banks as counterparties to interest rate, mortgage-related and foreign currency derivatives for its hedging and customer-related activities; however, none of

26	U.S. Bancorp

these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At June 30, 2014, the Company was in a net receivable position with four banks in the United Kingdom, one bank in France and one bank in Switzerland, totaling $29 million. The Company was in a net payable position to each of the other European banks.

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

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2014, the Company had an aggregate amount on deposit with European banks of approximately $472 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $397 million at June 30, 2014 guaranteed by the country of Germany. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangements to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information on these arrangements. The Company has not utilized private label asset securitizations as a source of funding. Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Prior to 2014, the regulatory capital requirements effective for the Company followed the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). During 2013, U.S. banking regulators approved final regulatory capital rule changes, which implemented aspects of Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising rules for calculating risk-weighted assets and introducing a new common equity tier 1 capital ratio. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the next four years to full implementation by January 1, 2018. In addition, as of April 1, 2014, the Company exited its parallel run qualification period, resulting in its capital adequacy now being evaluated against the Basel III methodology that is most restrictive. Table 9 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2014 and December 31, 2013. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Total U.S. Bancorp shareholders’ equity was $42.7 billion at June 30, 2014, compared with $41.1 billion at December 31, 2013. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends and common share repurchases.

U.S. Bancorp	27

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2014	December 31, 2013
Basel III transitional standardized approach/Basel I:
Common equity tier 1 capital (a)	$29,760
Tier 1 capital	34,924	$33,386
Total risk-based capital	41,034	39,340
Risk-weighted assets	309,929	297,919

Common equity tier 1 capital as a percent of risk-weighted assets (a)	9.6%
Tier 1 capital as a percent of risk-weighted assets	11.3	11.2%
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.6	9.6
Total risk-based capital as a percent of risk-weighted assets	13.2	13.2

Basel III transitional advanced approaches:
Common equity tier 1 capital (a)	$29,760
Tier 1 capital	34,924
Total risk-based capital	38,359
Risk-weighted assets	241,929

Common equity tier 1 capital as a percent of risk-weighted assets (a)	12.3%
Tier 1 capital as a percent of risk-weighted assets	14.4
Total risk-based capital as a percent of risk-weighted assets	15.9

Note:	June 30, 2014 amounts calculated under the Basel III transitional standardized and advanced approaches, with the Company being evaluated for capital adequacy against the approach that is most restrictive. December 31, 2013 amounts calculated under Basel I.
(a)	Beginning January 1, 2014, the regulatory capital requirements effective for the Company include a common equity tier 1 capital as a percent of risk-weighted assets ratio.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, were 7.5 percent and 9.2 percent, respectively, at June 30, 2014, compared with 7.7 percent and 9.1 percent, respectively, at December 31, 2013. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 8.9 percent at June 30, 2014, compared with 8.8 percent at December 31, 2013. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.7 percent at June 30, 2014. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 26, 2014, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.3 billion of its common stock, from April 1, 2014 through March 31, 2015.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2014:

Period (Dollars in Millions)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April	7,774,544	(b)	$40.52	7,724,544	$1,987
May	4,658,450		40.90	4,658,450	1,796
June	2,960,258		43.05	2,960,258	1,669
Total	15,393,252	(b)	$41.12	15,343,252	$1,669

(a)	All shares were purchased under the stock repurchase program announced on March 26, 2014.
(b)	Includes 50,000 shares of common stock purchased, at an average price per share of $40.13, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

On June 17, 2014, the Company announced its Board of Directors had approved a 6.5 percent increase in the Company’s dividend rate per common share, from $.23 per quarter to $.245 per quarter.

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

28	U.S. Bancorp

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $281 million of the Company’s net income in the second quarter and $562 million in the first six months of 2014, or decreases of $38 million (11.9 percent) and $75 million (11.8 percent), respectively, compared with the same periods of 2013. The decreases were primarily driven by lower net revenue and increases in the provision for credit losses.

Net revenue decreased $3 million (.4 percent) in the second quarter and $42 million (2.7 percent) in the first six months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, increased $12 million (2.4 percent) in the second quarter and $8 million (.8 percent) in the first six months of 2014, compared with the same periods of 2013. The increases were primarily driven by increases in average loans and deposits, partially offset by lower rates and fees on loans. Noninterest income decreased $15 million (5.5 percent) in the second quarter and $50 million (9.0 percent) in the first six months of 2014, compared with the same periods of 2013, driven by lower wholesale transaction activity and other loan-related fees, partially offset by increases in bond underwriting fees.

Noninterest expense increased $5 million (1.6 percent) in the second quarter and $6 million (1.0 percent) in the first six months of 2014, compared with the same periods of 2013, primarily due to an increase in the FDIC insurance assessment allocation based on the level of commitments, partially offset by lower professional services expense. The provision for credit losses increased $52 million in the second quarter of 2014, compared with the second quarter of 2013, due to an increase in net charge-offs and an unfavorable change in the reserve allocation due to loan growth. The provision for credit losses increased $70 million (95.9 percent) in the first six months of 2014, compared with the same period of the prior year, principally due to an unfavorable change in the reserve allocation due to loan growth. Nonperforming assets were $300 million at June 30, 2014, $313 million at March 31, 2014, and $377 million at June 30, 2013. Nonperforming assets as a percentage of period-end loans were ..38 percent at June 30, 2014, .46 percent at March 31, 2014, and .53 percent at June 30, 2013. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking and 24-hour banking. Consumer and Small Business Banking contributed $314 million of the Company’s net income in the second quarter and $595 million in the first six months of 2014, or decreases of $67 million (17.6 percent) and $140 million (19.0 percent), respectively, compared with the same periods of 2013. The decreases were due to lower net revenue, partially offset by decreases in the provision for credit losses.

Within Consumer and Small Business Banking, the retail banking division contributed $184 million of the total net income in the second quarter and $339 million in the first six months of 2014, or a decrease of $12 million (6.1 percent) and an increase of $3 million (.9 percent), respectively, from the same periods of 2013. Mortgage banking contributed $130 million and $256 million of Consumer and Small Business Banking’s net income in the second quarter and first six months of 2014, respectively, or decreases of $55 million (29.7 percent) and $143 million (35.8 percent), respectively, from the same periods of 2013, reflecting lower mortgage banking activity in 2014.

U.S. Bancorp	29

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended June 30 (Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$513	$501	2.4%	$1,077	$1,143	(5.8)%
Noninterest income	260	275	(5.5)	678	771	(12.1)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	773	776	(.4)	1,755	1,914	(8.3)
Noninterest expense	316	310	1.9	1,134	1,123	1.0
Other intangibles	1	2	(50.0)	8	10	(20.0)
Total noninterest expense	317	312	1.6	1,142	1,133	.8
Income before provision and income taxes	456	464	(1.7)	613	781	(21.5)
Provision for credit losses	15	(37)	*	120	182	(34.1)
Income before income taxes	441	501	(12.0)	493	599	(17.7)
Income taxes and taxable-equivalent adjustment	160	182	(12.1)	179	218	(17.9)
Net income	281	319	(11.9)	314	381	(17.6)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$281	$319	(11.9)	$314	$381	(17.6)
Average Balance Sheet
Commercial	$57,472	$50,238	14.4%	$8,947	$8,616	3.8%
Commercial real estate	20,884	19,435	7.5	18,800	17,690	6.3
Residential mortgages	20	28	(28.6)	50,485	46,085	9.5
Credit card	–	–	–	–	–	–
Other retail	4	7	(42.9)	45,804	44,570	2.8
Total loans, excluding covered loans	78,380	69,708	12.4	124,036	116,961	6.0
Covered loans	196	377	(48.0)	5,882	6,713	(12.4)
Total loans	78,576	70,085	12.1	129,918	123,674	5.0
Goodwill	1,604	1,604	–	3,539	3,515	.7
Other intangible assets	21	26	(19.2)	2,690	2,208	21.8
Assets	85,794	76,900	11.6	142,708	139,313	2.4
Noninterest-bearing deposits	31,258	30,199	3.5	22,900	21,886	4.6
Interest checking	11,379	10,233	11.2	35,683	33,041	8.0
Savings products	17,607	12,986	35.6	49,103	46,145	6.4
Time deposits	18,309	16,448	11.3	17,720	21,626	(18.1)
Total deposits	78,553	69,866	12.4	125,406	122,698	2.2
Total U.S. Bancorp shareholders’ equity	7,656	7,288	5.0	11,380	12,112	(6.0)

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Six Months Ended June 30 (Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,003	$995	.8%	$2,167	$2,306	(6.0)%
Noninterest income	505	555	(9.0)	1,295	1,549	(16.4)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	1,508	1,550	(2.7)	3,462	3,855	(10.2)
Noninterest expense	626	618	1.3	2,259	2,269	(.4)
Other intangibles	2	4	(50.0)	16	21	(23.8)
Total noninterest expense	628	622	1.0	2,275	2,290	(.7)
Income before provision and income taxes	880	928	(5.2)	1,187	1,565	(24.2)
Provision for credit losses	(3)	(73)	95.9	253	410	(38.3)
Income before income taxes	883	1,001	(11.8)	934	1,155	(19.1)
Income taxes and taxable-equivalent adjustment	321	364	(11.8)	339	420	(19.3)
Net income	562	637	(11.8)	595	735	(19.0)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$562	$637	(11.8)	$595	$735	(19.0)
Average Balance Sheet
Commercial	$55,989	$49,688	12.7%	$8,642	$8,558	1.0%
Commercial real estate	20,729	19,216	7.9	18,712	17,577	6.5
Residential mortgages	21	28	(25.0)	50,391	45,297	11.2
Credit card	–	–	–	–	–	–
Other retail	4	8	(50.0)	45,644	44,744	2.0
Total loans, excluding covered loans	76,743	68,940	11.3	123,389	116,176	6.2
Covered loans	220	422	(47.9)	5,965	6,820	(12.5)
Total loans	76,963	69,362	11.0	129,354	122,996	5.2
Goodwill	1,604	1,604	–	3,527	3,515	.3
Other intangible assets	21	27	(22.2)	2,715	2,113	28.5
Assets	84,029	75,816	10.8	142,203	139,769	1.7
Noninterest-bearing deposits	31,737	30,057	5.6	22,425	21,623	3.7
Interest checking	10,925	10,555	3.5	35,270	32,716	7.8
Savings products	17,373	12,445	39.6	48,578	45,859	5.9
Time deposits	18,347	16,461	11.5	18,211	22,033	(17.3)
Total deposits	78,382	69,518	12.8	124,484	122,231	1.8
Total U.S. Bancorp shareholders’ equity	7,591	7,219	5.2	11,474	12,076	(5.0)

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change

$91	$87	4.6%	$415	$387	7.2%	$648	$554	17.0%	$2,744	$2,672	2.7%
347	318	9.1	832	828	.5	327	78	*	2,444	2,270	7.7
–	–	–	–	–	–	–	6	*	–	6	*
438	405	8.1	1,247	1,215	2.6	975	638	52.8	5,188	4,948	4.9
335	320	4.7	574	566	1.4	346	183	89.1	2,705	2,502	8.1
9	9	–	30	34	(11.8)	–	–	–	48	55	(12.7)
344	329	4.6	604	600	.7	346	183	89.1	2,753	2,557	7.7
94	76	23.7	643	615	4.6	629	455	38.2	2,435	2,391	1.8
6	1	*	182	176	3.4	1	40	(97.5)	324	362	(10.5)
88	75	17.3	461	439	5.0	628	415	51.3	2,111	2,029	4.0
32	27	18.5	168	160	5.0	63	(2)	*	602	585	2.9
56	48	16.7	293	279	5.0	565	417	35.5	1,509	1,444	4.5
–	–	–	(9)	(10)	10.0	(5)	50	*	(14)	40	*
$56	$48	16.7	$284	$269	5.6	$560	$467	19.9	$1,495	$1,484	.7

$1,918	$1,667	15.1%	$6,522	$6,035	8.1%	$161	$206	(21.8)%	$75,020	$66,762	12.4%
608	658	(7.6)	–	–	–	205	101	*	40,497	37,884	6.9
1,309	759	72.5	–	–	–	1	1	–	51,815	46,873	10.5
–	–	–	17,384	16,416	5.9	–	–	–	17,384	16,416	5.9
1,442	1,548	(6.8)	678	741	(8.5)	–	–	–	47,928	46,866	2.3
5,277	4,632	13.9	24,584	23,192	6.0	367	308	19.2	232,644	214,801	8.3
6	15	(60.0)	5	5	–	1,747	3,275	(46.7)	7,836	10,385	(24.5)
5,283	4,647	13.7	24,589	23,197	6.0	2,114	3,583	(41.0)	240,480	225,186	6.8
1,565	1,527	2.5	2,520	2,508	.5	–	–	–	9,228	9,154	.8
164	173	(5.2)	490	585	(16.2)	–	2	*	3,365	2,994	12.4
8,327	7,501	11.0	30,913	29,402	5.1	107,027	96,473	10.9	374,769	349,589	7.2
15,674	13,812	13.5	711	675	5.3	1,294	294	*	71,837	66,866	7.4
5,363	4,680	14.6	563	448	25.7	1	1	–	52,989	48,403	9.5
28,469	28,031	1.6	76	54	40.7	106	81	30.9	95,361	87,297	9.2
4,238	5,592	(24.2)	–	–	–	1,897	1,153	64.5	42,164	44,819	(5.9)
53,744	52,115	3.1	1,350	1,177	14.7	3,298	1,529	*	262,351	247,385	6.0
2,285	2,368	(3.5)	5,664	6,033	(6.1)	15,601	12,103	28.9	42,586	39,904	6.7

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change

$174	$175	(.6)%	$829	$775	7.0%	$1,277	$1,130	13.0%	$5,450	$5,381	1.3%
686	621	10.5	1,607	1,575	2.0	454	130	*	4,547	4,430	2.6
–	–	–	–	–	–	5	11	(54.5)	5	11	(54.5)
860	796	8.0	2,436	2,350	3.7	1,736	1,271	36.6	10,002	9,822	1.8
670	644	4.0	1,145	1,117	2.5	500	267	87.3	5,200	4,915	5.8
18	18	–	61	69	(11.6)	–	–	–	97	112	(13.4)
688	662	3.9	1,206	1,186	1.7	500	267	87.3	5,297	5,027	5.4
172	134	28.4	1,230	1,164	5.7	1,236	1,004	23.1	4,705	4,795	(1.9)
2	1	*	383	381	.5	(5)	46	*	630	765	(17.6)
170	133	27.8	847	783	8.2	1,241	958	29.5	4,075	4,030	1.1
62	48	29.2	308	285	8.1	124	82	51.2	1,154	1,199	(3.8)
108	85	27.1	539	498	8.2	1,117	876	27.5	2,921	2,831	3.2
–	–	–	(18)	(19)	5.3	(11)	100	*	(29)	81	*
$108	$85	27.1	$521	$479	8.8	$1,106	$976	13.3	$2,892	$2,912	(.7)

$1,881	$1,642	14.6%	$6,261	$5,948	5.3%	$166	$198	(16.2)%	$72,939	$66,034	10.5%
613	657	(6.7)	–	–	–	221	103	*	40,275	37,553	7.2
1,287	670	92.1	–	–	–	1	1	–	51,700	45,996	12.4
–	–	–	17,395	16,472	5.6	–	–	–	17,395	16,472	5.6
1,457	1,551	(6.1)	688	752	(8.5)	–	–	–	47,793	47,055	1.6
5,238	4,520	15.9	24,344	23,172	5.1	388	302	28.5	230,102	213,110	8.0
6	12	(50.0)	5	5	–	1,884	3,442	(45.3)	8,080	10,701	(24.5)
5,244	4,532	15.7	24,349	23,177	5.1	2,272	3,744	(39.3)	238,182	223,811	6.4
1,566	1,527	2.6	2,519	2,508	.4	–	–	–	9,216	9,154	.7
167	177	(5.6)	499	598	(16.6)	1	2	(50.0)	3,403	2,917	16.7
8,274	7,394	11.9	30,643	29,422	4.1	104,420	98,082	6.5	369,569	350,483	5.4
15,196	13,957	8.9	704	683	3.1	1,271	314	*	71,333	66,634	7.1
5,405	4,693	15.2	551	439	25.5	1	1	–	52,152	48,404	7.7
27,782	27,466	1.2	73	50	46.0	104	88	18.2	93,910	85,908	9.3
4,202	5,775	(27.2)	–	–	–	1,773	993	78.5	42,533	45,262	(6.0)
52,585	51,891	1.3	1,328	1,172	13.3	3,149	1,396	*	259,928	246,208	5.6
2,290	2,364	(3.1)	5,660	5,997	(5.6)	15,161	11,887	27.5	42,176	39,543	6.7

U.S. Bancorp	31

Net revenue decreased $159 million (8.3 percent) in the second quarter and $393 million (10.2 percent) in the first six months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, decreased $66 million (5.8 percent) in the second quarter and $139 million (6.0 percent) in the first six months of 2014, compared with the same periods of 2013. The decreases in net interest income were primarily due to lower rates and fees on loans, the impact of lower rates on the margin benefit from deposits and lower average loans held for sale balances, partially offset by higher average loan and deposit balances. Noninterest income decreased $93 million (12.1 percent) in the second quarter and $254 million (16.4 percent) in the first six months of 2014, compared with the same periods of 2013, primarily the result of lower mortgage origination and sales revenue, partially offset by higher deposit service charges and retail lease revenue.

Noninterest expense increased $9 million (.8 percent) in the second quarter and decreased $15 million (.7 percent) in the first six months of 2014, compared with the same periods of 2013, the result of higher compensation and employee benefits expense and higher litigation-related expense, offset by lower mortgage-related incentive compensation, due to lower mortgage portfolio production, and lower FDIC insurance assessments. The provision for credit losses decreased $62 million (34.1 percent) in the second quarter and $157 million (38.3 percent) in the first six months of 2014, compared with the same periods of 2013. The decreases were due to lower net charge-offs and favorable changes in the reserve allocation, partially offset by higher loan balances. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .40 percent in the second quarter of 2014, compared with .62 percent in the second quarter of 2013. Nonperforming assets were $1.4 billion at June 30, 2014, March 31, 2014, and June 30, 2013. Nonperforming assets as a percentage of period-end loans were 1.08 percent at June 30, 2014, 1.15 percent at March 31, 2014, and 1.14 percent at June 30, 2013. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $56 million of the Company’s net income in the second quarter and $108 million in the first six months of 2014, or increases of $8 million (16.7 percent) and $23 million (27.1 percent), respectively, compared with the same periods of 2013. The increases were primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $33 million (8.1 percent) in the second quarter and $64 million (8.0 percent) in the first six months of 2014, compared with the same periods of 2013. The increases were primarily driven by higher noninterest income of $29 million (9.1 percent) in the second quarter and $65 million (10.5 percent) in the first six months of 2014, compared with the same periods of 2013, reflecting the impact of account growth, improved market conditions and business expansion. Net interest income, on a taxable-equivalent basis, increased $4 million (4.6 percent) in the second quarter of 2014, compared with the second quarter of 2013, principally due to higher average loan and deposit balances.

Noninterest expense increased $15 million (4.6 percent) in the second quarter and $26 million (3.9 percent) in the first six months of 2014, compared with the same periods of 2013. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense, including the impact of business expansion.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $284 million of the Company’s net income in the second quarter and $521 million in the first six months of 2014, or increases of $15 million (5.6 percent) and $42 million (8.8 percent), respectively, compared with the same periods of 2013. The increases were primarily due to higher net revenue, partially offset by higher noninterest expense and provision for credit losses.

Net revenue increased $32 million (2.6 percent) in the second quarter and $86 million (3.7 percent) in the first six months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, increased $28 million (7.2 percent) in the second quarter and $54 million (7.0 percent) in the first six months of 2014, compared with the same periods of 2013, driven by higher average loan balances and improved loan rates. Noninterest income increased $4 million (.5 percent) in the second quarter and $32 million (2.0 percent) in the first six months of 2014, compared with the same periods of 2013, primarily due to increases in credit and debit card revenue on higher transaction volumes, and higher merchant processing

32	U.S. Bancorp

services revenue due to higher volumes and increases in fee-based product revenue. The increases in the second quarter of 2014, compared with the second quarter of 2013, were partially offset by the impact of a small merchant contract termination gain recorded in the second quarter of 2013.

Noninterest expense increased $4 million (.7 percent) in the second quarter and $20 million (1.7 percent) in the first six months of 2014, compared with the same periods of 2013, primarily due to higher compensation and employee benefits expenses, including the impact of business initiatives, partially offset by reductions in technology and communications expense and other intangibles expense. The provision for credit losses increased $6 million (3.4 percent) in the second quarter and $2 million (.5 percent) in the first six months of 2014, compared with the same periods of 2013. The increase in the second quarter of 2014, compared with the same period of the prior year, was due to an unfavorable change in the reserve allocation, partially offset by lower net charge-offs. The increase in the first six months of 2014, compared with the same period of the prior year, was due to higher net charge-offs, partially offset by a favorable change in the reserve allocation. As a percentage of average loans outstanding, net charge-offs were 3.28 percent in the second quarter of 2014, compared with 3.51 percent in the second quarter of 2013.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, the net effect of transfer pricing related to average balances, income taxes not allocated to business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $560 million in the second quarter and $1.1 billion in the first six months of 2014, compared with $467 million and $976 million in the same periods of 2013, respectively.

Net revenue increased $337 million (52.8 percent) in the second quarter and $465 million (36.6 percent) in the first six months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, increased $94 million (17.0 percent) in the second quarter and $147 million (13.0 percent) in the first six months of 2014, compared with the same periods of 2013, principally due to increases in average balances in the investment portfolio and lower rates on short-term borrowings. Noninterest income increased $249 million in the second quarter and $324 million in the first six months of 2014, compared with the same periods of 2013, primarily driven by the Visa sale and higher commercial products revenue. In addition, noninterest income was higher in the first six months of 2014, compared with the same period of the prior year, due to higher equity investment revenue.

Noninterest expense increased $163 million (89.1 percent) in the second quarter and $233 million (87.3 percent) in the first six months of 2014, compared with the same periods of 2013, principally due to the FHA DOJ settlement, partially offset by decreases in employee benefits expense resulting from lower pension costs, and lower costs related to investments in tax-advantaged projects related to a change in the first quarter of 2014 accounting for affordable housing investments. In addition, other expense for the first six months of 2014 was higher than the first six months of 2013, principally driven by insurance-related recoveries in the prior year.

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

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches, and for additional information,
•	Tier 1 common equity to risk-weighted assets using Basel I definition.

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

U.S. Bancorp	33

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2014	December 31, 2013
Total equity	$43,386	$41,807
Preferred stock	(4,756)	(4,756)
Noncontrolling interests	(686)	(694)
Goodwill (net of deferred tax liability) (1)	(8,548)	(8,343)
Intangible assets, other than mortgage servicing rights	(925)	(849)
Tangible common equity (a)	28,471	27,165

Tangible common equity (as calculated above)	28,471	27,165
Adjustments (2)	224	224
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	28,695	27,389

Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition		33,386
Preferred stock		(4,756)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital		(688)
Tier 1 common equity using Basel 1 definition (c)		27,942

Total assets	389,065	364,021
Goodwill (net of deferred tax liability) (1)	(8,548)	(8,343)
Intangible assets, other than mortgage servicing rights	(925)	(849)
Tangible assets (d)	379,592	354,829

Risk-weighted assets, determined in accordance with prescribed regulatory requirements (3)(e)	309,929	297,919
Adjustments (4)	12,753	13,712
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (f)	322,682	311,631
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	241,929
Adjustments (5)	3,383
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (g)	245,312
Ratios
Tangible common equity to tangible assets (a)/(d)	7.5%	7.7%
Tangible common equity to risk-weighted assets (a)/(e)	9.2	9.1
Tier 1 common equity to risk-weighted assets using Basel I definition (c)/(e)	–	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(f)	8.9	8.8
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(g)	11.7

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements beginning March 31, 2014.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and other adjustments.
(3)	June 30, 2014, calculated under the Basel III transitional standardized approach; December 31, 2013, calculated under Basel I.
(4)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, mortgage servicing rights and other adjustments.
(5)	Primarily reflects higher risk-weighting for mortgage servicing rights.

34	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2013.

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

U.S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$12,636	$8,477
Investment securities
Held-to-maturity (fair value $41,964 and $38,368, respectively; including $528 and $994 at fair value pledged as collateral, respectively) (a)	41,995	38,920
Available-for-sale ($149 and $1,106 pledged as collateral, respectively) (a)	48,389	40,935
Loans held for sale (including $2,994 and $3,263 of mortgage loans carried at fair value, respectively)	3,018	3,268
Loans
Commercial	77,454	70,033
Commercial real estate	40,797	39,885
Residential mortgages	51,965	51,156
Credit card	17,642	18,021
Other retail	48,568	47,678
Total loans, excluding covered loans	236,426	226,773
Covered loans	7,448	8,462
Total loans	243,874	235,235
Less allowance for loan losses	(4,132)	(4,250)
Net loans	239,742	230,985
Premises and equipment	2,614	2,606
Goodwill	9,422	9,205
Other intangible assets	3,337	3,529
Other assets (including $265 and $111 of trading securities at fair value pledged as collateral, respectively) (a)	27,912	26,096
Total assets	$389,065	$364,021
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$80,266	$76,941
Interest-bearing	166,531	156,165
Time deposits greater than $100,000	29,465	29,017
Total deposits	276,262	262,123
Short-term borrowings	29,101	27,608
Long-term debt	25,891	20,049
Other liabilities	14,425	12,434
Total liabilities	345,679	322,214
Shareholders’ equity
Preferred stock	4,756	4,756
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/14 and 12/31/13 —2,125,725,742 shares	21	21
Capital surplus	8,264	8,216
Retained earnings	40,573	38,667
Less cost of common stock in treasury: 6/30/14 — 316,910,538 shares; 12/31/13 — 300,977,274 shares	(10,232)	(9,476)
Accumulated other comprehensive income (loss)	(682)	(1,071)
Total U.S. Bancorp shareholders’ equity	42,700	41,113
Noncontrolling interests	686	694
Total equity	43,386	41,807
Total liabilities and equity	$389,065	$364,021

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans	$2,532	$2,552	$5,054	$5,114
Loans held for sale	24	54	51	126
Investment securities	461	392	902	802
Other interest income	30	40	62	107
Total interest income	3,047	3,038	6,069	6,149
Interest Expense
Deposits	114	144	233	299
Short-term borrowings	63	87	132	172
Long-term debt	181	191	365	409
Total interest expense	358	422	730	880
Net interest income	2,689	2,616	5,339	5,269
Provision for credit losses	324	362	630	765
Net interest income after provision for credit losses	2,365	2,254	4,709	4,504
Noninterest Income
Credit and debit card revenue	259	244	498	458
Corporate payment products revenue	182	176	355	348
Merchant processing services	384	373	740	720
ATM processing services	82	83	160	165
Trust and investment management fees	311	284	615	562
Deposit service charges	171	160	328	313
Treasury management fees	140	140	273	274
Commercial products revenue	221	209	426	409
Mortgage banking revenue	278	396	514	797
Investment products fees	47	46	93	87
Securities gains (losses), net
Realized gains (losses), net	3	9	8	21
Total other-than-temporary impairment	(2)	(2)	(2)	(3)
Portion of other-than-temporary impairment recognized in other comprehensive income	(1)	(1)	(1)	(7)
Total securities gains (losses), net	–	6	5	11
Other	369	159	545	297
Total noninterest income	2,444	2,276	4,552	4,441
Noninterest Expense
Compensation	1,125	1,098	2,240	2,180
Employee benefits	257	277	546	587
Net occupancy and equipment	241	234	490	469
Professional services	97	91	180	169
Marketing and business development	96	96	175	169
Technology and communications	214	214	425	425
Postage, printing and supplies	80	78	161	154
Other intangibles	48	55	97	112
Other	595	414	983	762
Total noninterest expense	2,753	2,557	5,297	5,027
Income before income taxes	2,056	1,973	3,964	3,918
Applicable income taxes	547	529	1,043	1,087
Net income	1,509	1,444	2,921	2,831
Net (income) loss attributable to noncontrolling interests	(14)	40	(29)	81
Net income attributable to U.S. Bancorp	$1,495	$1,484	$2,892	$2,912
Net income applicable to U.S. Bancorp common shareholders	$1,427	$1,405	$2,758	$2,763
Earnings per common share	$.79	$.76	$1.52	$1.49
Diluted earnings per common share	$.78	$.76	$1.51	$1.49
Dividends declared per common share	$.245	$.230	$.475	$.425
Average common shares outstanding	1,811	1,843	1,815	1,851
Average diluted common shares outstanding	1,821	1,853	1,825	1,860

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2014	2013	2014	2013
Net income	$1,509	$1,444	$2,921	$2,831
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	206	(675)	507	(795)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	1	1	7
Changes in unrealized gains and losses on derivative hedges	(24)	53	(35)	50
Foreign currency translation	18	(23)	14	(33)
Changes in unrealized gains and losses on retirement plans	–	–	–	(1)
Reclassification to earnings of realized gains and losses	72	80	145	171
Income taxes related to other comprehensive income	(105)	217	(243)	236
Total other comprehensive income (loss)	168	(347)	389	(365)
Comprehensive income	1,677	1,097	3,310	2,466
Comprehensive (income) loss attributable to noncontrolling interests	(14)	40	(29)	81
Comprehensive income attributable to U.S. Bancorp	$1,663	$1,137	$3,281	$2,547

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	1,869	$4,769	$21	$8,201	$34,720	$(7,790)	$(923)	$38,998	$1,269	$40,267
Net income (loss)					2,912			2,912	(81)	2,831
Other comprehensive income (loss)							(365)	(365)		(365)
Redemption of preferred stock		(500)		8	(8)			(500)		(500)
Preferred stock dividends					(128)			(128)		(128)
Common stock dividends					(789)			(789)		(789)
Issuance of preferred stock		487						487		487
Issuance of common and treasury stock	10			(119)		294		175		175
Purchase of treasury stock	(35)					(1,184)		(1,184)		(1,184)
Distributions to noncontrolling interests								–	(30)	(30)
Net other changes in noncontrolling interests								–	209	209
Stock option and restricted stock grants				77				77		77
Balance June 30, 2013	1,844	$4,756	$21	$8,167	$36,707	$(8,680)	$(1,288)	$39,683	$1,367	$41,050

Balance December 31, 2013	1,825	$4,756	$21	$8,216	$38,667	$(9,476)	$(1,071)	$41,113	$694	$41,807
Net income (loss)					2,892			2,892	29	2,921
Other comprehensive income (loss)							389	389		389
Preferred stock dividends					(121)			(121)		(121)
Common stock dividends					(865)			(865)		(865)
Issuance of common and treasury stock	11			(14)		357		343		343
Purchase of treasury stock	(27)					(1,113)		(1,113)		(1,113)
Distributions to noncontrolling interests								–	(30)	(30)
Net other changes in noncontrolling interests								–	(7)	(7)
Stock option and restricted stock grants				62				62		62
Balance June 30, 2014	1,809	$4,756	$21	$8,264	$40,573	$(10,232)	$(682)	$42,700	$686	$43,386

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2014	2013
Operating Activities
Net income attributable to U.S. Bancorp	$2,892	$2,912
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	630	765
Depreciation and amortization of premises and equipment	149	148
Amortization of intangibles	97	112
Provision for deferred income taxes	(35)	(106)
(Gain) loss on sale of loans held for sale	(347)	(874)
(Gain) loss on sale of securities and other assets	(303)	(26)
Loans originated for sale in the secondary market, net of repayments	(12,259)	(36,607)
Proceeds from sales of loans held for sale	12,864	40,097
Other, net	196	95
Net cash provided by operating activities	3,884	6,516
Investing Activities
Proceeds from sales of available-for-sale investment securities	361	679
Proceeds from maturities of held-to-maturity investment securities	4,912	4,688
Proceeds from maturities of available-for-sale investment securities	2,832	6,074
Purchases of held-to-maturity investment securities	(8,018)	(5,026)
Purchases of available-for-sale investment securities	(10,160)	(7,731)
Net increase in loans outstanding	(7,825)	(5,139)
Proceeds from sales of loans	500	533
Purchases of loans	(1,143)	(1,312)
Acquisitions, net of cash acquired	3,691	–
Other, net	338	(109)
Net cash used in investing activities	(14,512)	(7,343)
Financing Activities
Net increase in deposits	9,346	2,385
Net increase (decrease) in short-term borrowings	1,247	(123)
Proceeds from issuance of long-term debt	7,970	131
Principal payments or redemption of long-term debt	(2,089)	(1,374)
Proceeds from issuance of preferred stock	–	487
Proceeds from issuance of common stock	326	169
Redemption of preferred stock	–	(500)
Repurchase of common stock	(1,051)	(1,119)
Cash dividends paid on preferred stock	(121)	(133)
Cash dividends paid on common stock	(841)	(730)
Net cash provided by (used in) financing activities	14,787	(807)
Change in cash and due from banks	4,159	(1,634)
Cash and due from banks at beginning of period	8,477	8,252
Cash and due from banks at end of period	$12,636	$6,618

See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

Revenue Recognition In May 2014, the Financial Accounting Standards Board issued accounting guidance, effective for the Company on January 1, 2017, related to revenue recognition from contracts with customers, which amends certain currently existing revenue recognition accounting guidance. The guidance allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company is currently evaluating the impact of this guidance under the modified retrospective approach and expects the adoption will not be material to its financial statements.

Note 3	Business Combinations

In June 2014, the Company acquired the Chicago-area branch banking operations of the Charter One Bank franchise (“Charter One”) owned by RBS Citizens Financial Group. The acquisition included Charter One’s retail branch network, small business operations and select middle market relationships. The Company acquired approximately $969 million of loans and $4.8 billion of deposits with this transaction.

U.S. Bancorp	41

Note 4	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2014					December 31, 2013
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$1,982	$8	$–	$(40)	$1,950	$3,114	$5	$–	$(79)	$3,040
Mortgage-backed securities
Residential
Agency	39,880	302	–	(311)	39,871	35,671	187	–	(665)	35,193
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	8	–	–	8	–	9	–	–	9
Other	14	4	(1)	–	17	16	4	(1)	(1)	18
Obligations of state and political subdivisions	10	1	–	–	11	12	–	–	–	12
Obligations of foreign governments	9	–	–	–	9	7	–	–	–	7
Other debt securities	99	–	–	(2)	97	99	–	–	(11)	88
Total held-to-maturity	$41,995	$323	$(1)	$(353)	$41,964	$38,920	$205	$(1)	$(756)	$38,368
Available-for-sale (b)
U.S. Treasury and agencies	$1,891	$8	$–	$(29)	$1,870	$1,108	$4	$–	$(67)	$1,045
Mortgage-backed securities
Residential
Agency	38,147	547	–	(402)	38,292	31,633	449	–	(529)	31,553
Non-agency
Prime (c)	443	9	(4)	(1)	447	486	4	(8)	(4)	478
Non-prime (d)	278	10	(2)	–	286	297	5	(5)	–	297
Commercial agency	130	3	–	–	133	148	4	–	–	152
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	19	4	–	–	23	20	4	–	–	24
Other	611	14	–	–	625	616	13	–	–	629
Obligations of state and political subdivisions	5,362	245	–	(9)	5,598	5,673	116	–	(51)	5,738
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	690	3	–	(64)	629	734	–	–	(94)	640
Perpetual preferred securities	205	30	–	(11)	224	205	24	–	(17)	212
Other investments	229	27	–	–	256	133	28	–	–	161
Total available-for-sale	$48,011	$900	$(6)	$(516)	$48,389	$41,059	$651	$(13)	$(762)	$40,935

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
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

The weighted-average maturity of the available-for-sale investment securities was 4.9 years at June 30, 2014, compared with 6.0 years at December 31, 2013. The corresponding weighted-average yields were 2.43 percent and 2.64 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.3 years at June 30, 2014, compared with 4.5 years at December 31, 2013. The corresponding weighted-average yields were 1.98 percent and 2.00 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2014, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $14.1 billion at June 30, 2014, and $17.3 billion at December 31, 2013, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties

42	U.S. Bancorp

have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $677 million at June 30, 2014, and $2.1 billion at December 31, 2013.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Taxable	$403	$328	$784	$672
Non-taxable	58	64	118	130
Total interest income from investment securities	$461	$392	$902	$802

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Realized gains	$3	$9	$8	$21
Realized losses	–	–	–	–
Net realized gains (losses)	$3	$9	$8	$21
Income tax (benefit) on net realized gains (losses)	$1	$3	$3	$8

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

The following tables summarize other-than-temporary impairment by investment category:

	2014			2013
Three Months Ended June 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$1	$–	$(3)	$1	$(2)
Non-prime (b)	(2)	–	(2)	–	–	–
Total available-for-sale	$(3)	$1	$(2)	$(3)	$1	$(2)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

	2014			2013
Six Months Ended June 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$(1)	$1	$–	$(4)	$2	$(2)
Non-prime (b)	(2)	–	(2)	(6)	5	(1)
Total available-for-sale	$(3)	$1	$(2)	$(10)	$7	$(3)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

U.S. Bancorp	43

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

The following table includes the ranges for significant assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired during the three months ended June 30, 2014:

	Prime (a)			Non-Prime (b)
	Minimum	Maximum	Average	Minimum	Maximum	Average
Estimated lifetime prepayment rates	15%	20%	16%	1%	8%	3%
Lifetime probability of default rates	4	7	6	8	10	9
Lifetime loss severity rates	15	55	40	40	75	63

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$111	$133	$116	$134
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	3	3	3	10
Total other-than-temporary impairment on debt securities	3	3	3	10
Other Changes in Credit Losses
Increases in expected cash flows	–	(1)	(2)	(1)
Realized losses (a)	(3)	(6)	(6)	(14)
Credit losses on security sales and securities expected to be sold	–	(5)	–	(5)
Balance at end of period	$111	$124	$111	$124

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

At June 30, 2014, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2014:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$–	$–	$968	$(40)	$968	$(40)
Residential agency mortgage-backed securities	8,419	(38)	9,556	(273)	17,975	(311)
Other asset-backed securities	–	–	10	(1)	10	(1)
Other debt securities	–	–	22	(2)	22	(2)
Total held-to-maturity	$8,419	$(38)	$10,556	$(316)	$18,975	$(354)
Available-for-sale
U.S. Treasury and agencies	$109	$–	$817	$(29)	$926	$(29)
Mortgage-backed securities
Residential
Agency	9,318	(73)	8,213	(329)	17,531	(402)
Non-agency (a)
Prime (b)	16	–	159	(5)	175	(5)
Non-prime (c)	59	(1)	42	(1)	101	(2)
Other asset-backed securities	24	–	3	–	27	–
Obligations of state and political subdivisions	7	–	355	(9)	362	(9)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	–	–	443	(64)	443	(64)
Perpetual preferred securities	–	–	123	(11)	123	(11)
Total available-for-sale	$9,539	$(74)	$10,155	$(448)	$19,694	$(522)

(a)	The Company has $7 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

44	U.S. Bancorp

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2014, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 5	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2014		December 31, 2013
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$72,286	29.7%	$64,762	27.5%
Lease financing	5,168	2.1	5,271	2.3
Total commercial	77,454	31.8	70,033	29.8
Commercial Real Estate
Commercial mortgages	32,125	13.2	32,183	13.7
Construction and development	8,672	3.5	7,702	3.3
Total commercial real estate	40,797	16.7	39,885	17.0
Residential Mortgages
Residential mortgages	38,747	15.9	37,545	15.9
Home equity loans, first liens	13,218	5.4	13,611	5.8
Total residential mortgages	51,965	21.3	51,156	21.7
Credit Card	17,642	7.2	18,021	7.7
Other Retail
Retail leasing	6,001	2.5	5,929	2.5
Home equity and second mortgages	15,668	6.4	15,442	6.6
Revolving credit	3,216	1.3	3,276	1.4
Installment	5,978	2.4	5,709	2.4
Automobile	14,353	5.9	13,743	5.8
Student	3,352	1.4	3,579	1.5
Total other retail	48,568	19.9	47,678	20.2
Total loans, excluding covered loans	236,426	96.9	226,773	96.4
Covered Loans	7,448	3.1	8,462	3.6
Total loans	$243,874	100.0%	$235,235	100.0%

The Company had loans of $78.0 billion at June 30, 2014, and $77.2 billion at December 31, 2013, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $60.5 billion at June 30, 2014, and $53.0 billion at December 31, 2013, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $574 million at June 30, 2014, and $556 million at December 31, 2013. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

On the acquisition date, the estimate of the contractually required payments receivable for all purchased nonimpaired loans acquired in the Charter One acquisition were $1.5 billion. The contractual cash flows not expected to be collected on these loans of $247 million and the estimated fair value of the loans of $969 million were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The contractual cash flows not expected to be collected primarily reflect a reduction in contractual interest payments resulting from these estimated prepayments. There were no purchased impaired loans acquired in the Charter One acquisition.

U.S. Bancorp	45

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$1,584	$1,921	$1,655	$1,709
Accretion	(120)	(125)	(231)	(261)
Disposals	(29)	(31)	(69)	(69)
Reclassifications from nonaccretable difference (a)	53	48	134	58
Other (b)	(1)	(11)	(2)	365
Balance at end of period	$1,487	$1,802	$1,487	$1,802

(a)	Primarily relates to changes in expected credit performance.
(b)	The amount for the six months ended June 30, 2013, primarily represents the reclassification of unamortized decreases in the FDIC asset (which are presented as a separate component within the covered assets table on page 55 beginning in 2013), partially offset by the impact of changes in expectations about retaining covered single-family loans beyond the term of the indemnification agreements.

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

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans and reflects decreases in expected cash flows of those loans after the acquisition date. The provision for credit losses for covered loans considers the indemnification provided by the FDIC.

In addition, subsequent payment defaults on loan modifications considered TDRs are considered in the underlying factors used in the determination of the appropriateness of the allowance for credit losses. For each loan segment, the Company estimates future loan charge-offs through a variety of analysis, trends and underlying assumptions. With respect to the commercial lending segment, TDRs may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category

46	U.S. Bancorp

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

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2014
Balance at beginning of period	$1,091	$742	$862	$884	$785	$4,364	$133	$4,497
Add
Provision for credit losses	75	(21)	43	163	63	323	1	324
Deduct
Loans charged off	76	9	62	188	95	430	2	432
Less recoveries of loans charged off	(21)	(13)	(5)	(18)	(26)	(83)	–	(83)
Net loans charged off	55	(4)	57	170	69	347	2	349
Other changes (a)	–	–	–	(3)	–	(3)	(20)	(23)
Balance at end of period	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449
2013
Balance at beginning of period	$1,012	$798	$926	$895	$854	$4,485	$223	$4,708
Add
Provision for credit losses	49	(38)	69	152	89	321	41	362
Deduct
Loans charged off	63	16	81	191	134	485	21	506
Less recoveries of loans charged off	(25)	(33)	(7)	(18)	(29)	(112)	(2)	(114)
Net loans charged off	38	(17)	74	173	105	373	19	392
Other changes (a)	–	–	–	–	–	–	(66)	(66)
Balance at end of period	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

U.S. Bancorp	47

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2014
Balance at beginning of period	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537
Add
Provision for credit losses	127	(58)	87	333	143	632	(2)	630
Deduct
Loans charged off	139	17	123	372	195	846	8	854
Less recoveries of loans charged off	(48)	(24)	(9)	(32)	(50)	(163)	(1)	(164)
Net loans charged off	91	(7)	114	340	145	683	7	690
Other changes (a)	–	–	–	(3)	–	(3)	(25)	(28)
Balance at end of period	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449
2013
Balance at beginning of period	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733
Add
Provision for credit losses	45	(78)	152	344	221	684	81	765
Deduct
Loans charged off	119	59	181	384	290	1,033	22	1,055
Less recoveries of loans charged off	(46)	(57)	(15)	(51)	(59)	(228)	(2)	(230)
Net loans charged off	73	2	166	333	231	805	20	825
Other changes (a)	–	–	–	–	–	–	(61)	(61)
Balance at end of period	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at June 30, 2014 Related to
Loans individually evaluated for impairment (a)	$19	$7	$–	$–	$–	$26	$–	$26
TDRs collectively evaluated for impairment	15	17	326	69	52	479	3	482
Other loans collectively evaluated for impairment	1,077	669	522	805	727	3,800	4	3,804
Loans acquired with deteriorated credit quality	–	32	–	–	–	32	105	137
Total allowance for credit losses	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449
Allowance Balance at December 31, 2013 Related to
Loans individually evaluated for impairment (a)	$15	$17	$–	$–	$–	$32	$–	$32
TDRs collectively evaluated for impairment	19	26	329	87	55	516	4	520
Other loans collectively evaluated for impairment	1,041	700	546	797	726	3,810	5	3,815
Loans acquired with deteriorated credit quality	–	33	–	–	–	33	137	170
Total allowance for credit losses	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

48	U.S. Bancorp

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2014
Loans individually evaluated for impairment (a)	$273	$159	$–	$–	$–	$432	$70	$502
TDRs collectively evaluated for impairment	133	301	5,260	272	252	6,218	82	6,300
Other loans collectively evaluated for impairment	77,047	40,206	46,704	17,370	48,316	229,643	3,833	233,476
Loans acquired with deteriorated credit quality	1	131	1	–	–	133	3,463	3,596
Total loans	$77,454	$40,797	$51,965	$17,642	$48,568	$236,426	$7,448	$243,874
December 31, 2013
Loans individually evaluated for impairment (a)	$197	$237	$–	$–	$–	$434	$62	$496
TDRs collectively evaluated for impairment	155	358	5,064	310	269	6,156	87	6,243
Other loans collectively evaluated for impairment	69,680	39,129	46,090	17,711	47,409	220,019	4,538	224,557
Loans acquired with deteriorated credit quality	1	161	2	–	–	164	3,775	3,939
Total loans	$70,033	$39,885	$51,156	$18,021	$47,678	$226,773	$8,462	$235,235

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U.S. Bancorp	49

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2014
Commercial	$77,018	$202	$44	$190	$77,454
Commercial real estate	40,489	56	26	226	40,797
Residential mortgages (a)	50,643	251	253	818	51,965
Credit card	17,204	199	187	52	17,642
Other retail	48,093	213	71	191	48,568
Total loans, excluding covered loans	233,447	921	581	1,477	236,426
Covered loans	6,781	91	457	119	7,448
Total loans	$240,228	$1,012	$1,038	$1,596	$243,874
December 31, 2013
Commercial	$69,587	$257	$55	$134	$70,033
Commercial real estate	39,459	94	29	303	39,885
Residential mortgages (a)	49,695	358	333	770	51,156
Credit card	17,507	226	210	78	18,021
Other retail	47,156	245	86	191	47,678
Total loans, excluding covered loans	223,404	1,180	713	1,476	226,773
Covered loans	7,693	166	476	127	8,462
Total loans	$231,097	$1,346	$1,189	$1,603	$235,235

(a)	At June 30, 2014, $407 million of loans 30–89 days past due and $3.1 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $440 million and $3.7 billion at December 31, 2013, respectively.

At June 30, 2014, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned, was $265 million ($235 million excluding covered assets). This excludes $583 million of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2014, was $3.4 billion, of which $2.2 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

50	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2014
Commercial	$75,426	$1,044	$984	$2,028	$77,454
Commercial real estate	39,313	547	937	1,484	40,797
Residential mortgages (b)	50,801	7	1,157	1,164	51,965
Credit card	17,403	–	239	239	17,642
Other retail	48,210	18	340	358	48,568
Total loans, excluding covered loans	231,153	1,616	3,657	5,273	236,426
Covered loans	7,210	3	235	238	7,448
Total loans	$238,363	$1,619	$3,892	$5,511	$243,874
Total outstanding commitments	$488,159	$2,949	$4,606	$7,555	$495,714
December 31, 2013
Commercial	$68,075	$1,013	$945	$1,958	$70,033
Commercial real estate	38,113	616	1,156	1,772	39,885
Residential mortgages (b)	50,152	5	999	1,004	51,156
Credit card	17,733	–	288	288	18,021
Other retail	47,313	27	338	365	47,678
Total loans, excluding covered loans	221,386	1,661	3,726	5,387	226,773
Covered loans	8,160	18	284	302	8,462
Total loans	$229,546	$1,679	$4,010	$5,689	$235,235
Total outstanding commitments	$470,046	$2,939	$4,812	$7,751	$477,797

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2014, $3.1 billion of GNMA loans 90 days or more past due and $2.8 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.7 billion and $2.6 billion at December 31, 2013, respectively.

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

U.S. Bancorp	51

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2014
Commercial	$442	$883	$36	$102
Commercial real estate	556	1,113	30	24
Residential mortgages	2,740	3,670	276	–
Credit card	272	272	69	–
Other retail	378	410	56	4
Total impaired loans, excluding GNMA and covered loans	4,388	6,348	467	130
Loans purchased from GNMA mortgage pools	2,816	2,816	54	–
Covered loans	375	810	20	1
Total	$7,579	$9,974	$541	$131
December 31, 2013
Commercial	$382	$804	$36	$54
Commercial real estate	693	1,322	51	40
Residential mortgages	2,767	3,492	308	–
Credit card	310	310	87	–
Other retail	391	593	59	14
Total impaired loans, excluding GNMA and covered loans	4,543	6,521	541	108
Loans purchased from GNMA mortgage pools	2,607	2,607	28	–
Covered loans	452	1,008	30	4
Total	$7,602	$10,136	$599	$112

(a)	Substantially all loans classified as impaired at June 30, 2014 and December 31, 2013, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2014		2013
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$447	$2	$381	$9
Commercial real estate	592	4	975	10
Residential mortgages	2,739	37	2,738	33
Credit card	281	3	376	5
Other retail	381	4	435	6
Total impaired loans, excluding GNMA and covered loans	4,440	50	4,905	63
Loans purchased from GNMA mortgage pools	2,766	33	1,880	23
Covered loans	397	5	564	8
Total	$7,603	$88	$7,349	$94
Six Months Ended June 30
Commercial	$432	$4	$386	$19
Commercial real estate	626	13	1,015	21
Residential mortgages	2,746	72	2,733	67
Credit card	290	6	397	9
Other retail	385	8	439	12
Total impaired loans, excluding GNMA and covered loans	4,479	103	4,970	128
Loans purchased from GNMA mortgage pools	2,714	66	1,862	46
Covered loans	416	10	623	15
Total	$7,609	$179	$7,455	$189

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

52	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2014			2013
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	566	$74	$66	596	$54	$47
Commercial real estate	12	8	7	36	37	35
Residential mortgages	679	91	91	430	62	63
Credit card	6,516	36	36	5,882	35	36
Other retail	649	13	14	807	16	15
Total loans, excluding GNMA and covered loans	8,422	222	214	7,751	204	196
Loans purchased from GNMA mortgage pools	2,362	281	279	2,879	345	316
Covered loans	7	2	2	21	13	12
Total loans	10,791	$505	$495	10,651	$562	$524
Six Months Ended June 30
Commercial	1,185	$153	$143	1,411	$88	$80
Commercial real estate	27	19	15	99	117	113
Residential mortgages	1,207	161	161	1,237	172	168
Credit card	13,332	76	76	13,700	83	84
Other retail	1,436	34	34	2,672	65	64
Total loans, excluding GNMA and covered loans	17,187	443	429	19,119	525	509
Loans purchased from GNMA mortgage pools	4,925	538	525	4,135	522	498
Covered loans	20	11	10	71	66	53
Total loans	22,132	$992	$964	23,325	$1,113	$1,060

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the second quarter of 2014, at June 30, 2014, 211 residential mortgages, 30 home equity and second mortgage loans and 1,531 loans purchased from GNMA mortgage pools with outstanding balances of $29 million, $1 million and $187 million, respectively, were in a trial period and have estimated post-modification balances of $33 million, $1 million and $185 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U.S. Bancorp	53

Credit card and other retail loan modifications are generally part of distinct restructuring programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2014		2013
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	150	$3	172	$3
Commercial real estate	6	3	23	44
Residential mortgages	129	17	187	28
Credit card	1,460	8	1,638	10
Other retail	158	4	369	15
Total loans, excluding GNMA and covered loans	1,903	35	2,389	100
Loans purchased from GNMA mortgage pools	105	12	481	68
Covered loans	2	1	15	9
Total loans	2,010	$48	2,885	$177
Six Months Ended June 30
Commercial	295	$8	340	$5
Commercial real estate	12	10	42	72
Residential mortgages	277	39	370	59
Credit card	2,921	16	3,624	21
Other retail	343	10	886	43
Total loans, excluding GNMA and covered loans	3,848	83	5,262	200
Loans purchased from GNMA mortgage pools	176	22	4,303	546
Covered loans	10	4	25	12
Total loans	4,034	$109	9,590	$758

In addition to the defaults in the table above, for the three and six months ended June 30, 2014, the Company had a total of 702 and 878 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $79 million and $102 million, respectively, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

54	U.S. Bancorp

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. Effective December 31, 2014, the loss sharing coverage provided by the FDIC expires on all covered assets, except for single family residential mortgages that remain covered under loss sharing agreements with remaining terms up to five years. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	June 30, 2014				December 31, 2013
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$–	$27	$–	$27	$–	$32	$–	$32
Commercial real estate loans	533	1,206	–	1,739	738	1,494	–	2,232
Residential mortgage loans	2,930	811	–	3,741	3,037	890	–	3,927
Credit card loans	–	5	–	5	–	5	–	5
Other retail loans	–	627	–	627	–	666	–	666
Losses reimbursable by the FDIC (a)	–	–	731	731	–	–	798	798
Unamortized changes in FDIC asset (b)	–	–	578	578	–	–	802	802
Covered loans	3,463	2,676	1,309	7,448	3,775	3,087	1,600	8,462
Foreclosed real estate	–	–	58	58	–	–	97	97
Total covered assets	$3,463	$2,676	$1,367	$7,506	$3,775	$3,087	$1,697	$8,559

(a)	Relates to loss sharing agreements with remaining terms up to five years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

At June 30, 2014 and December 31, 2013, $5 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company transfers financial assets in the normal course of business. The majority of the Company’s financial asset transfers are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”), transfers of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. Guarantees provided to certain third-parties in connection with the transfer of assets are further discussed in Note 16.

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

U.S. Bancorp	55

a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. In January 2014, the Financial Accounting Standards Board issued accounting guidance for qualified affordable housing projects. This new guidance permits the Company to present the expense on certain qualified affordable housing investments in tax expense rather than noninterest expense. The Company adopted this guidance January 1, 2014, on a prospective basis, because the impact on prior financial statements was not material. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $179 million and $173 million for the three months ended June 30, 2014 and 2013, respectively, and $357 million and $340 million for the six months ended June 30, 2014 and 2013, respectively. The Company also recognized $217 million and $131 million of investment tax credits for the three months ended June 30, 2014 and 2013, respectively, and $320 million and $200 million for the six months ended June 30, 2014 and 2013, respectively. The Company recognized $166 million and $227 million of expenses related to all of these investments for the three months ended June 30, 2014 and 2013, respectively, of which $59 million and $100 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $330 million and $439 million of expenses related to all of these investments for the six months ended June 30, 2014 and 2013, respectively, of which $130 million and $180 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2014	December 31, 2013
Investment carrying amount	$4,291	$4,178
Unfunded capital and other commitments	1,824	1,661
Maximum exposure to loss	7,663	7,390

The Company’s individual net investments in these unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $43 million at June 30, 2014, compared with less than $1 million to $37 million at December 31, 2013.

In addition, the Company sponsors entities to which it transfers tax-advantaged investments to third parties. At June 30, 2014, approximately $2.5 billion of the Company’s assets and $1.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $2.5 billion and $1.8 billion, respectively, at December 31, 2013. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2014, $114 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $116 million at December 31, 2013.

56	U.S. Bancorp

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2014, $4.5 billion of available-for-sale securities and $4.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $4.6 billion of available-for-sale securities and $4.6 billion of short-term borrowings at December 31, 2013.

The Company also has noncontrolling financial investments in private investment funds and partnerships considered VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $99 million at June 30, 2014, compared with $98 million at December 31, 2013. The maximum exposure to loss related to these VIEs was $106 million at June 30, 2014 and $107 million at December 31, 2013, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

Note 7	Mortgage Servicing Rights

The Company serviced $224.7 billion of residential mortgage loans for others at June 30, 2014, and $226.8 billion at December 31, 2013, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $93 million (of which $44 million related to excess servicing rights sold during the second quarter of 2014) and $13 million for the three months ended June 30, 2014 and 2013, respectively, and net gains of $151 million and $54 million for the six months ended June 30, 2014 and 2013, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $185 million and $187 million for the three months ended June 30, 2014 and 2013, respectively, and $373 million and $374 million for the six months ended June 30, 2014 and 2013, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$2,618	$1,955	$2,680	$1,700
Rights purchased	1	3	2	5
Rights capitalized	71	233	155	487
Rights sold	(141)	–	(141)	–
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(82)	305	(158)	432
Due to revised assumptions or models (b)	44	(3)	56	(9)
Other changes in fair value (c)	(99)	(116)	(182)	(238)
Balance at end of period	$2,412	$2,377	$2,412	$2,377

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	June 30, 2014						December 31, 2013
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(508)	$(232)	$(110)	$94	$175	$324	$(435)	$(199)	$(93)	$82	$154	$287
Derivative instrument hedges	409	209	103	(96)	(181)	(335)	399	194	91	(82)	(157)	(301)
Net sensitivity	$(99)	$(23)	$(7)	$(2)	$(6)	$(11)	$(36)	$(5)	$(2)	$–	$(3)	$(14)

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

U.S. Bancorp	57

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2014				December 31, 2013
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$16,835	$40,632	$165,030	$222,497	$15,896	$41,659	$169,287	$226,842
Fair value	$191	$469	$1,752	$2,412	$180	$500	$2,000	$2,680
Value (bps) (a)	113	115	106	108	113	120	118	118
Weighted-average servicing fees (bps)	38	32	27	29	39	32	29	30
Multiple (value/servicing fees)	2.97	3.59	3.93	3.72	2.90	3.75	4.07	3.93
Weighted-average note rate	4.65%	4.21%	4.15%	4.20%	4.70%	4.24%	4.17%	4.22%
Weighted-average age (in years)	3.8	2.9	2.8	2.9	3.8	2.6	2.5	2.6
Weighted-average expected prepayment (constant prepayment rate)	13.0%	12.7%	12.0%	12.2%	13.5%	11.5%	10.9%	11.2%
Weighted-average expected life (in years)	6.2	6.3	6.7	6.6	6.2	6.9	7.2	7.1
Weighted-average discount rate	11.9%	11.2%	9.6%	10.1%	11.9%	11.2%	9.8%	10.2%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock

At June 30, 2014 and December 31, 2013, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2014				December 31, 2013
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$180	$4,756

(a)	The par value of all shares issued and outstanding at June 30, 2014 and December 31, 2013, was $1.00 per share.

Note 9	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2014
Balance at beginning of period	$106	$66	$(238)	$(721)	$(63)	$(850)
Changes in unrealized gains and losses	206	–	(24)	–	–	182
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	18	18
Reclassification to earnings of realized gains and losses	–	(9)	45	36	–	72
Applicable income taxes	(80)	3	(8)	(14)	(6)	(105)
Balance at end of period	$233	$60	$(225)	$(699)	$(51)	$(682)
2013
Balance at beginning of period	$603	$94	$(371)	$(1,221)	$(46)	$(941)
Changes in unrealized gains and losses	(675)	–	53	–	–	(622)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	(23)	(23)
Reclassification to earnings of realized gains and losses	(6)	(17)	41	62	–	80
Applicable income taxes	262	7	(36)	(25)	9	217
Balance at end of period	$185	$84	$(313)	$(1,184)	$(60)	$(1,288)

58	U.S. Bancorp

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2014
Balance at beginning of period	$(77)	$70	$(261)	$(743)	$(60)	$(1,071)
Changes in unrealized gains and losses	507	–	(35)	–	–	472
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	14	14
Reclassification to earnings of realized gains and losses	(5)	(16)	94	72	–	145
Applicable income taxes	(193)	6	(23)	(28)	(5)	(243)
Balance at end of period	$233	$60	$(225)	$(699)	$(51)	$(682)
2013
Balance at beginning of period	$679	$107	$(404)	$(1,265)	$(40)	$(923)
Changes in unrealized gains and losses	(795)	–	50	(1)	–	(746)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	7	–	–	–	–	7
Foreign currency translation adjustment	–	–	–	–	(33)	(33)
Reclassification to earnings of realized gains and losses	(11)	(37)	95	124	–	171
Applicable income taxes	305	14	(54)	(42)	13	236
Balance at end of period	$185	$84	$(313)	$(1,184)	$(60)	$(1,288)
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings, is as follows:

	Impact to Net Income
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2014	2013	2014	2013
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$3	$9	$8	$21	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(3)	(3)	(3)	(10)
	–	6	5	11	Total before tax
	–	(2)	(2)	(4)	Applicable income taxes
	–	4	3	7	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	9	17	16	37	Interest income
	(3)	(7)	(6)	(14)	Applicable income taxes
	6	10	10	23	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(45)	(41)	(94)	(95)	Net interest income
	17	16	36	37	Applicable income taxes
	(28)	(25)	(58)	(58)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(36)	(62)	(72)	(124)	Employee benefits expense
	14	24	28	48	Applicable income taxes
	(22)	(38)	(44)	(76)	Net-of-tax

Total impact to net income	$(44)	$(49)	$(89)	$(104)

U.S. Bancorp	59

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2014	2013	2014	2013
Net income attributable to U.S. Bancorp	$1,495	$1,484	$2,892	$2,912
Preferred dividends	(61)	(64)	(121)	(128)
Impact of preferred stock redemption (a)	–	(8)	–	(8)
Earnings allocated to participating stock awards	(7)	(7)	(13)	(13)
Net income applicable to U.S. Bancorp common shareholders	$1,427	$1,405	$2,758	$2,763
Average common shares outstanding	1,811	1,843	1,815	1,851
Net effect of the exercise and assumed purchase of stock awards	10	10	10	9
Average diluted common shares outstanding	1,821	1,853	1,825	1,860
Earnings per common share	$.79	$.76	$1.52	$1.49
Diluted earnings per common share	$.78	$.76	$1.51	$1.49

(a)	Represents stock issuance costs originally recorded in capital surplus upon the issuance of the Company’s Series D Non-Cumulative Perpetual Preferred Stock that were reclassified to retained earnings on the redemption date.

Options outstanding at June 30, 2013, to purchase 10 million and 11 million common shares were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2013, respectively, because they were antidilutive.

Note 11	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$38	$42	$–	$1	$76	$84	$–	$2
Interest cost	49	43	1	1	98	85	2	2
Expected return on plan assets	(52)	(44)	–	(1)	(104)	(88)	–	(1)
Prior service cost (credit) and transition obligation (asset) amortization	(1)	(2)	(1)	–	(2)	(3)	(2)	–
Actuarial loss (gain) amortization	39	66	(1)	(2)	79	132	(3)	(5)
Net periodic benefit cost	$73	$105	$(1)	$(1)	$147	$210	$(3)	$(2)

Note 12	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Federal
Current	$421	$626	$911	$1,116
Deferred	38	(104)	(29)	(92)
Federal income tax	459	522	882	1,024
State
Current	84	19	167	77
Deferred	4	(12)	(6)	(14)
State income tax	88	7	161	63
Total income tax provision	$547	$529	$1,043	$1,087

60	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Tax at statutory rate	$719	$690	$1,387	$1,371
State income tax, at statutory rates, net of federal tax benefit	58	4	101	40
Tax effect of
Tax credits and benefits, net of related expenses	(184)	(112)	(349)	(218)
Tax-exempt income	(51)	(53)	(103)	(107)
Noncontrolling interests	(5)	15	(10)	29
Other items	10	(15)	17	(28)
Applicable income taxes	$547	$529	$1,043	$1,087

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2014, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.6 billion at June 30, 2014, and $1.3 billion at December 31, 2013.

Note 13	Derivative Instruments

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the six months ended June 30, 2014, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2014, the Company had $225 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $261 million (net-of-tax) at December 31, 2013. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2014 and the next 12 months are losses of $59 million (net-of-tax) and $121 million (net-of-tax), respectively. These amounts include gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2014, and the change in fair value attributed to hedge ineffectiveness was not material.

U.S. Bancorp	61

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the six months ended June 30, 2014. There were no non-derivative debt instruments designated as net investment hedges at June 30, 2014 or December 31, 2013.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company historically has entered into similar offsetting positions with broker-dealers. In 2014, the Company began to actively manage the risks from its exposure to customer-related interest rate positions on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS and a swap agreement related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 16 for further information on the Visa restructuring and related card association litigation.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

62	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2014
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,750	$32	3.90	$–	$–	$–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	12	8.27	5,371	415	2.32
Receive fixed/pay floating swaps	7,000	14	.35	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	1,069	7	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,813	49	.08	62	–	.09
Sell	404	3	.11	5,583	64	.10
Options
Purchased	2,320	–	.07	–	–	–
Written	2,135	38	.08	8	1	.09
Receive fixed/pay floating swaps	3,520	49	10.23	–	–	–
Foreign exchange forward contracts	3,848	12	.01	1,334	10	.03
Equity contracts	80	1	1.11	–	–	–
Credit contracts	1,303	4	3.59	2,247	6	3.22
Other (a)	–	–	–	265	43	4.26

Total	$27,445	$214		$15,939	$546

December 31, 2013
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$22	2.09	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	772	26	6.25	4,288	498	2.46
Receive fixed/pay floating swaps	7,000	26	.84	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	1,056	4	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,310	9	.07	1,025	7	.06
Sell	5,234	58	.08	346	4	.17
Options
Purchased	2,300	–	.07	–	–	–
Written	1,902	17	.07	2	–	.08
Receive fixed/pay floating swaps	–	–	–	3,540	56	10.22
Foreign exchange forward contracts	6,813	24	.02	2,121	4	.02
Equity contracts	79	3	1.62	–	–	–
Credit contracts	1,209	4	4.04	2,352	7	3.08

Total	$28,119	$189		$14,730	$580

(a)	Represents a swap agreement related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The swap requires payments by either party when there are changes in the conversion rate of Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreement.

U.S. Bancorp	63

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2014
Interest rate contracts
Receive fixed/pay floating swaps	$18,487	$733	5.58	$4,072	$25	5.40
Pay fixed/receive floating swaps	3,375	29	4.58	18,530	709	5.61
Options
Purchased	3,417	13	4.50	25	–	2.92
Written	25	–	2.92	3,417	13	4.50
Futures
Buy	832	–	.55	1,131	–	.21
Sell	–	–	–	456	–	1.36
Foreign exchange rate contracts
Forwards, spots and swaps	12,528	346	.55	11,681	317	.58
Options
Purchased	698	11	.59	–	–	–
Written	–	–	–	698	11	.59
Total	$39,362	$1,132		$40,010	$1,075
December 31, 2013
Interest rate contracts
Receive fixed/pay floating swaps	$11,717	$600	5.11	$7,291	$106	5.57
Pay fixed/receive floating swaps	6,746	114	6.03	12,361	560	4.90
Options
Purchased	3,489	33	4.53	–	–	–
Written	–	–	–	3,489	33	4.53
Foreign exchange rate contracts
Forwards, spots and swaps	10,970	457	.59	9,975	427	.62
Options
Purchased	364	11	.53	–	–	–
Written	–	–	–	364	11	.53
Total	$33,286	$1,215		$33,480	$1,137

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(15)	$33	$(28)	$(25)	$(22)	$33	$(58)	$(58)
Net investment hedges
Foreign exchange forward contracts	$9	(17)	–	–	$9	6	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three and six months ended June 30, 2014 and 2013.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

64	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)		2014	2013	2014	2013
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$8	$(5)	$6	$(7)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(26)	300	(75)	536
Purchased and written options	Mortgage banking revenue	80	17	146	146
Receive fixed/pay floating swaps	Mortgage banking revenue	112	(219)	221	(259)
Foreign exchange forward contracts	Commercial products revenue	(12)	26	(17)	34
Equity contracts	Compensation expense	1	1	1	1
Credit contracts	Other noninterest income/expense	–	–	–	(1)
Other	Other noninterest income	(43)	–	(43)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	215	(205)	349	(301)
Pay fixed/receive floating swaps	Other noninterest income	(206)	212	(335)	308
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	16	14	32	21

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $(8) million and $5 million for the three months ended June 30, 2014 and 2013, respectively, and $(6) million and $7 million for the six months ended June 30, 2014 and 2013, respectively. The ineffective portion was immaterial for the three and six months ended June 30, 2014 and 2013.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2014, was $952 million. At June 30, 2014, the Company had $838 million of cash posted as collateral against this net liability position.

U.S. Bancorp	65

Note 14	Netting Arrangements for Certain Financial Instruments

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, per current regulations, certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $122.8 billion total notional amount of derivative positions at June 30, 2014, $23.3 billion related to those centrally cleared through clearinghouses and $3.4 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support agreements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.

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

The Company executes its derivative, repurchase/reverse repurchase and securities loaned/borrowed transactions under the respective industry standard agreements. These agreements include master netting arrangements that allow for multiple contracts executed with the same counterparty to be viewed as a single arrangement. This allows for net settlement of a single amount on a daily basis. In the event of default, the master netting arrangement provides for close-out netting, which allows all of these positions with the defaulting counterparty to be terminated and net settled with a single payment amount.

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

66	U.S. Bancorp

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
June 30, 2014
Derivative assets (d)	$1,167	$(411)	$756	$(31)	$–	$725
Reverse repurchase agreements	180	–	180	(10)	(170)	–
Securities borrowed	499	–	499	(91)	(395)	13
Total	$1,846	$(411)	$1,435	$(132)	$(565)	$738
December 31, 2013
Derivative assets (d)	$1,349	$(599)	$750	$(21)	$–	$729
Reverse repurchase agreements	87	–	87	(59)	(28)	–
Securities borrowed	723	–	723	–	(698)	25
Total	$2,159	$(599)	$1,560	$(80)	$(726)	$754

(a)	Includes $76 million and $124 million of cash collateral related payables that were netted against derivative assets at June 30, 2014 and December 31, 2013, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $179 million and $55 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at June 30, 2014 and December 31, 2013, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
June 30, 2014
Derivative liabilities (d)	$1,432	$(1,127)	$305	$(31)	$–	$274
Repurchase agreements	677	–	677	(10)	(667)	–
Securities loaned	259	–	259	(91)	(166)	2
Total	$2,368	$(1,127)	$1,241	$(132)	$(833)	$276
December 31, 2013
Derivative liabilities (d)	$1,598	$(1,192)	$406	$(21)	$–	$385
Repurchase agreements	2,059	–	2,059	(59)	(2,000)	–
Securities loaned	–	–	–	–	–	–
Total	$3,657	$(1,192)	$2,465	$(80)	$(2,000)	$385

(a)	Includes $791 million and $717 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2014 and December 31, 2013, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $189 million and $119 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at June 30, 2014 and December 31, 2013, respectively.

Note 15	Fair Values of Assets and Liabilities

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale investment securities, MSRs and substantially all MLHFS are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.

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

U.S. Bancorp	67

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the six months ended June 30, 2014 and 2013, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The Company has processes and controls in place to increase the reliability of estimates it makes in determining fair value measurements. Items quoted on an exchange are verified to the quoted price. Items provided by a third party pricing service are subject to price verification procedures as described in more detail in the specific valuation discussions below. For fair value measurements modeled internally, the Company’s valuation models are subject to the Company’s Model Risk Governance Policy and Program, as maintained by the Company’s risk management department. The purpose of model validation is to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use, and are subject to formal change control procedures. Under the Company’s Model Risk Governance Policy, models are required to be reviewed at least annually to ensure they are operating as intended. Inputs into the models are market observable inputs whenever available. When market observable inputs are not available, the inputs are developed based upon analysis of historical experience and evaluation of other relevant market data. Significant unobservable model inputs are subject to review by senior management in corporate functions, who are independent from the modeling. Significant unobservable model inputs are also compared to actual results, typically on a quarterly basis. Significant Level 3 fair value measurements are also subject to corporate-level review and are benchmarked to market transactions or other market data, when available. Additional discussion of processes and controls are provided in the valuation methodologies section that follows.

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2014 and 2013, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

68	U.S. Bancorp

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $46 million net gain and a $146 million net loss for the three months ended June 30, 2014 and 2013, respectively, and a $98 million net gain and a $321 million net loss for the six months ended June 30, 2014 and 2013, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. The expected cash flows of loans consider historical prepayment experiences and estimated credit losses and were discounted using current rates offered to borrowers with similar credit characteristics. Generally, loan fair values reflect Level 3 information. Fair value is provided for disclosure purposes only, with the exception of impaired collateral-based loans that are measured at fair value on a non-recurring basis utilizing the underlying collateral fair value.

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

U.S. Bancorp	69

to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios, and, therefore the determination of fair value requires significant management judgment. Refer to Note 7 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting arrangements, as well as collateral received or provided under collateral arrangements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market, and therefore the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy. The credit valuation adjustments for nonperformance risk are determined by the Company’s treasury department using credit assumptions provided by the risk management department. The credit assumptions are compared to actual results quarterly and are recalibrated as appropriate.

The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and a swap agreement executed in conjunction with the sale of a portion of its Class B common shares of Visa Inc. (“the Visa swap”). The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above. The Visa swap requires payments by either party when there are changes in the conversion rate of Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreement. The fair value of the Visa swap is calculated using a discounted cash flow methodology which includes unobservable inputs about the timing and settlement amounts related to the resolution of certain Visa related litigation, as the expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swap. Accordingly, the Visa swap is classified within Level 3. The Company’s corporate development department determines the valuation for the Visa swap. Management reviews and updates the Visa swap fair value in conjunction with its review of Visa related litigation contingencies, and the associated escrow funding. Refer to Note 16 for further information on the Visa restructuring and related card association litigation.

Other Financial Instruments Other financial instruments include cost method equity investments and certain community development and tax-advantaged related assets and liabilities. The majority of the Company’s cost method equity investments are in Federal Home Loan Bank and Federal Reserve Bank stock, for which the carrying amounts approximate fair value and are classified within Level 2. Investments in private equity and other limited partnership funds are estimated using fund provided net asset values. These equity investments are classified within Level 3. The community development and tax-advantaged related asset balances primarily represent the underlying assets of consolidated community development and tax-advantaged entities. The community development and tax-advantaged related liabilities represent the underlying liabilities of the consolidated entities (included in long-term debt) and liabilities related to other third party interests (included in other liabilities). The carrying value of the community development and tax-advantaged related asset and other liability balances are a reasonable estimate of fair value and are classified within Level 3. Refer to Note 6 for further information on community development and tax-advantaged related assets and liabilities. Fair value is provided for disclosure purposes only.

70	U.S. Bancorp

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

U.S. Bancorp	71

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at June 30, 2014:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	20%	14%
Lifetime probability of default rates	–	7	4
Lifetime loss severity rates	15	75	38
Discount margin	2	5	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	1%	10%	6%
Lifetime probability of default rates	4	12	8
Lifetime loss severity rates	15	75	54
Discount margin	1	5	2
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2014:

	Minimum	Maximum	Average
Expected prepayment	11%	22%	12%
Discount rate	10	13	10

Derivatives The Company has two distinct Level 3 derivative portfolios: (i) the Company’s commitments to purchase and originate mortgage loans that meet the requirements of a derivative and (ii) the Company’s asset/liability and customer-related derivatives that are Level 3 due to unobservable inputs related to measurement of risk of nonperformance by the counterparty. In addition, the Company’s Visa swap is classified within Level 3.

The significant unobservable inputs used in the fair value measurement of the Company’s derivative commitments to purchase and originate mortgage loans are the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value. A significant increase in the rate of loans that close would result in a larger derivative asset or liability. A significant increase in the inherent MSR value would result in an increase in the derivative asset or a reduction in the derivative liability. Expected loan close rates and the inherent MSR values are directly impacted by changes in market rates and will generally move in the same direction as interest rates.

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2014:

	Minimum	Maximum	Average
Expected loan close rate	39%	100%	77%
Inherent MSR value (basis points per loan)	48	209	123

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2014, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 99 percent and 7 percent, respectively.

72	U.S. Bancorp

The significant unobservable inputs used in the fair value measurement of the Visa swap are management’s estimate of the probability of certain litigation scenarios, and the timing of the resolution of the related litigation loss estimates in excess, or shortfall, of the Company’s proportional share of escrow funds. An increase in the loss estimate or a delay in the resolution of the related litigation would result in an increase in the derivative liability. A decrease in the loss estimate or an acceleration of the resolution of the related litigation would result in a decrease in the derivative liability.

U.S. Bancorp	73

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2014
Available-for-sale securities
U.S. Treasury and agencies	$755	$1,115	$–	$–	$1,870
Mortgage-backed securities
Residential
Agency	–	38,292	–	–	38,292
Non-agency
Prime (a)	–	–	447	–	447
Non-prime (b)	–	–	286	–	286
Commercial
Agency	–	133	–	–	133
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	23	–	–	23
Other	–	559	66	–	625
Obligations of state and political subdivisions	–	5,598	–	–	5,598
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	620	9	–	629
Perpetual preferred securities	–	224	–	–	224
Other investments	237	19	–	–	256
Total available-for-sale	992	46,589	808	–	48,389
Mortgage loans held for sale	–	2,994	–	–	2,994
Mortgage servicing rights	–	–	2,412	–	2,412
Derivative assets	–	708	638	(411)	935
Other assets	99	817	–	–	916
Total	$1,091	$51,108	$3,858	$(411)	$55,646
Derivative liabilities	$–	$1,541	$80	$(1,127)	$494
Short-term borrowings (c)	214	458	–	–	672
Total	$214	$1,999	$80	$(1,127)	$1,166
December 31, 2013
Available-for-sale securities
U.S. Treasury and agencies	$7	$1,038	$–	$–	$1,045
Mortgage-backed securities
Residential
Agency	–	31,553	–	–	31,553
Non-agency
Prime (a)	–	–	478	–	478
Non-prime (b)	–	–	297	–	297
Commercial
Agency	–	152	–	–	152
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	24	–	–	24
Other	–	566	63	–	629
Obligations of state and political subdivisions	–	5,738	–	–	5,738
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	631	9	–	640
Perpetual preferred securities	–	212	–	–	212
Other investments	141	20	–	–	161
Total available-for-sale	148	39,940	847	–	40,935
Mortgage loans held for sale	–	3,263	–	–	3,263
Mortgage servicing rights	–	–	2,680	–	2,680
Derivative assets	–	889	515	(599)	805
Other assets	143	588	–	–	731
Total	$291	$44,680	$4,042	$(599)	$48,414
Derivative liabilities	$–	$1,647	$70	$(1,192)	$525
Short-term borrowings (c)	112	551	–	–	663
Total	$112	$2,198	$70	$(1,192)	$1,188

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

74	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Compre- hensive Income (Loss)		Pur- chases	Sales	Principal Pay- ments	Issu- ances		Settle- ments	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at End of Period
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$465	$–		$5		$–	$–	$(23)	$–		$–	$447	$5
Non-prime (b)	297	(3)		1		–	–	(9)	–		–	286	–
Asset-backed securities
Other	65	1		–		2	–	(2)	–		–	66	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available- for-sale	836	(2	) (c)	6	(f)	2	–	(34)	–		–	808	5
Mortgage servicing rights	2,618	(137	) (d)	–		1	(141)	–	71	(g)	–	2,412	(137	) (d)
Net derivative assets and liabilities	482	288	(e)	–		–	–	–	–		(212)	558	123	(h)
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$599	$(2)		$(3)		$–	$–	$(47)	$–		$–	$547	$(3)
Non-prime (b)	350	(1)		3		–	(20)	(13)	–		–	319	5
Asset-backed securities
Other	40	–		1		–	–	(1)	–		–	40	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available- for-sale	998	(3	) (i)	1	(f)	–	(20)	(61)	–		–	915	3
Mortgage servicing rights	1,955	186	(d)	–		3	–	–	233	(g)	–	2,377	186	(d)
Net derivative assets and liabilities	986	(363	) (j)	–		–	(1)	–	–		(199)	423	(286	) (k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $127 million included in other noninterest income and $161 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $47 million included in other noninterest income and $76 million included in mortgage banking revenue.
(i)	Included in securities gains (losses)
(j)	Approximately $(207) million included in other noninterest income and $(156) million included in mortgage banking revenue.
(k)	Approximately $(185) million included in other noninterest income and $(101) million included in mortgage banking revenue.

U.S. Bancorp	75

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Compre- hensive Income (Loss)		Pur-chases	Sales	Principal Payments	Issu- ances		Settle- ments	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at End of Period
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$478	$–		$12		$–	$–	$(43)	$–		$–	$447	$12
Non-prime (b)	297	(4)		8		–	–	(15)	–		–	286	7
Asset-backed securities
Other	63	2		1		4	–	(4)	–		–	66	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available- for-sale	847	(2	) (c)	21	(f)	4	–	(62)	–		–	808	20
Mortgage servicing rights	2,680	(284	) (d)	–		2	(141)	–	155	(g)	–	2,412	(284	) (d)
Net derivative assets and liabilities	445	473	(e)	–		1	–	–	–		(361)	558	161	(h)
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$624	$(4)		$8		$–	$–	$(81)	$–		$–	$547	$8
Non-prime (b)	355	(8)		17		–	(20)	(25)	–		–	319	18
Asset-backed securities
Other	15	1		1		25	–	(2)	–		–	40	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available- for-sale	1,003	(11	) (i)	26	(f)	25	(20)	(108)	–		–	915	27
Mortgage servicing rights	1,700	185	(d)	–		5	–	–	487	(g)	–	2,377	185	(d)
Net derivative assets and liabilities	1,179	(216	) (j)	–		1	(2)	–	–		(539)	423	(374	) (k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $208 million included in other noninterest income and $265 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $85 million included in other noninterest income and $76 million included in mortgage banking revenue.
(i)	Approximately $(10) million included in securities gains (losses) and $(1) million included in interest income.
(j)	Approximately $(210) million included in other noninterest income and $(6) million included in mortgage banking revenue.
(k)	Approximately $(273) million included in other noninterest income and $(101) million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2014				December 31, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$102	$102	$–	$–	$128	$128
Other assets (b)	–	–	71	71	–	–	150	150

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

76	U.S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Loans (a)	$31	$12	$47	$33
Other assets (b)	15	20	34	59

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2014			December 31, 2013
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$2,994	$2,864	$130	$3,263	$3,195	$68
Nonaccrual loans	7	11	(4)	9	14	(5)
Loans 90 days or more past due	3	4	(1)	–	–	–

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of June 30, 2014 and December 31, 2013, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2014					December 31, 2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$12,636	$12,636	$–	$–	$12,636	$8,477	$8,477	$–	$–	$8,477
Federal funds sold and securities purchased under resale agreements	271	–	271	–	271	163	–	163	–	163
Investment securities held-to-maturity	41,995	1,413	40,454	97	41,964	38,920	2,589	35,678	101	38,368
Loans held for sale (a)	24	–	–	24	24	5	–	–	5	5
Loans (b)	239,640	–	–	242,067	242,067	230,857	–	–	231,480	231,480
Other financial instruments	2,247	–	946	1,311	2,257	2,443	–	1,080	1,383	2,463
Financial Liabilities
Deposits	276,262	–	276,150	–	276,150	262,123	–	262,200	–	262,200
Short-term borrowings (c)	28,429	–	28,296	–	28,296	26,945	–	26,863	–	26,863
Long-term debt	25,891	–	26,331	–	26,331	20,049	–	20,391	–	20,391
Other liabilities	1,294	–	–	1,294	1,294	1,263	–	–	1,263	1,263

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	77

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $405 million and $382 million at June 30, 2014 and December 31, 2013, respectively. The carrying value of other guarantees was $262 million and $278 million at June 30, 2014 and December 31, 2013, respectively.

Note 16	Guarantees and Contingent Liabilities

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At June 30, 2014, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the second quarter of 2014, the Company sold 3.0 million of its Class B shares. This sale does not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. The remaining 9.6 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 15.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2014:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$66	$15,913
Third-party borrowing arrangements	–	–	14
Securities lending indemnifications	4,957	–	4,824
Asset sales	–	172	3,931	(a)
Merchant processing	796	80	93,179
Contingent consideration arrangements	–	2	2
Tender option bond program guarantee	4,470	–	4,293
Minimum revenue guarantees	–	8	9
Other	–	–	466

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

78	U.S. Bancorp

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2014, the value of airline tickets purchased to be delivered at a future date was $8.7 billion. The Company held collateral of $707 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2014, the Company had reserved $69 million for potential losses from representation and warranty obligations, compared with $83 million at December 31, 2013. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$75	$233	$83	$240
Net realized losses	(2)	(16)	(12)	(39)
Change in reserve	(4)	(27)	(2)	(11)
Balance at end of period	$69	$190	$69	$190

As of June 30, 2014 and December 31, 2013, the Company had $35 million and $89 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

In June 2014, the Company entered into a settlement agreement with the U.S. Department of Justice (“DOJ”), agreeing to pay $200 million without any admission of liability, to resolve an investigation by the DOJ and the U.S. Department of Housing and Urban Development Office of Inspector General into the Company’s compliance with Federal Housing Administration (“FHA”) insurance program requirements.

The Company is currently subject to other investigations and examinations by government agencies and bank regulators concerning mortgage-related practices, including those related to servicing practices for FHA insured residential home loans, compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the FHA or GSEs for reimbursement, and various practices related to lender-placed insurance. The Company is cooperating fully with these examinations and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses).

U.S. Bancorp	79

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

Due to their complex nature, it can be years before litigation and regulatory matters are resolved. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, including some of the matters described above, the Company believes the upper end of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, will not be material to its financial statements. The Company’s estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. Actual results may vary significantly from the current estimates.

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 17	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2014 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

80	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2014			2013
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$87,583	$492	2.25%	$74,438	$427	2.29%	17.7%
Loans held for sale	2,247	24	4.20	6,292	54	3.39	(64.3)
Loans (b)
Commercial	75,020	553	2.96	66,762	544	3.27	12.4
Commercial real estate	40,497	396	3.92	37,884	395	4.18	6.9
Residential mortgages	51,815	499	3.85	46,873	480	4.10	10.5
Credit card	17,384	437	10.07	16,416	412	10.05	5.9
Other retail	47,928	547	4.58	46,866	572	4.90	2.3
Total loans, excluding covered loans	232,644	2,432	4.19	214,801	2,403	4.48	8.3
Covered loans	7,836	126	6.44	10,385	171	6.62	(24.5)
Total loans	240,480	2,558	4.26	225,186	2,574	4.58	6.8
Other earning assets	5,682	30	2.11	6,011	40	2.68	(5.5)
Total earning assets	335,992	3,104	3.70	311,927	3,095	3.98	7.7
Allowance for loan losses	(4,218)			(4,420)			4.6
Unrealized gain (loss) on investment securities	441			962			(54.2)
Other assets	42,554			41,120			3.5
Total assets	$374,769			$349,589			7.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$71,837			$66,866			7.4%
Interest-bearing deposits
Interest checking	52,989	9	.07	48,403	9	.07	9.5
Money market savings	61,370	26	.17	55,368	18	.13	10.8
Savings accounts	33,991	12	.14	31,929	12	.16	6.5
Time deposits less than $100,000	10,971	30	1.10	13,152	49	1.50	(16.6)
Time deposits greater than $100,000	31,193	37	.47	31,667	56	.71	(1.5)
Total interest-bearing deposits	190,514	114	.24	180,519	144	.32	5.5
Short-term borrowings	30,620	65	.85	27,557	88	1.29	11.1
Long-term debt	25,752	181	2.82	21,343	191	3.58	20.7
Total interest-bearing liabilities	246,886	360	.58	229,419	423	.74	7.6
Other liabilities	12,772			12,029			6.2
Shareholders’ equity
Preferred equity	4,756			4,936			(3.6)
Common equity	37,830			34,968			8.2
Total U.S. Bancorp shareholders’ equity	42,586			39,904			6.7
Noncontrolling interests	688			1,371			(49.8)
Total equity	43,274			41,275			4.8
Total liabilities and equity	$374,769			$349,589			7.2
Net interest income		$2,744			$2,672
Gross interest margin			3.12%			3.24%
Gross interest margin without taxable-equivalent increments			3.05%			3.17%
Percent of Earning Assets
Interest income			3.70%			3.98%
Interest expense			.43			.55
Net interest margin			3.27%			3.43%
Net interest margin without taxable-equivalent increments			3.20%			3.36%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	81

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2014			2013
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$84,915	$965	2.27%	$73,955	$872	2.36%	14.8%
Loans held for sale	2,435	51	4.17	7,521	126	3.34	(67.6)
Loans (b)
Commercial	72,939	1,087	3.00	66,034	1,083	3.30	10.5
Commercial real estate	40,275	783	3.92	37,553	788	4.23	7.2
Residential mortgages	51,700	1,002	3.89	45,996	957	4.17	12.4
Credit card	17,395	871	10.09	16,472	827	10.12	5.6
Other retail	47,793	1,105	4.66	47,055	1,154	4.94	1.6
Total loans, excluding covered loans	230,102	4,848	4.24	213,110	4,809	4.54	8.0
Covered loans	8,080	256	6.35	10,701	349	6.55	(24.5)
Total loans	238,182	5,104	4.31	223,811	5,158	4.64	6.4
Other earning assets	5,604	62	2.22	7,667	107	2.82	(26.9)
Total earning assets	331,136	6,182	3.75	312,954	6,263	4.02	5.8
Allowance for loan losses	(4,239)			(4,444)			4.6
Unrealized gain (loss) on investment securities	349			1,072			(67.4)
Other assets	42,323			40,901			3.5
Total assets	$369,569			$350,483			5.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$71,333			$66,634			7.1%
Interest-bearing deposits
Interest checking	52,152	17	.07	48,404	19	.08	7.7
Money market savings	60,313	50	.17	54,238	35	.13	11.2
Savings accounts	33,597	24	.14	31,670	26	.17	6.1
Time deposits less than $100,000	11,206	64	1.16	13,380	103	1.56	(16.2)
Time deposits greater than $100,000	31,327	78	.50	31,882	116	.73	(1.7)
Total interest-bearing deposits	188,595	233	.25	179,574	299	.34	5.0
Short-term borrowings	30,058	134	.90	27,859	174	1.26	7.9
Long-term debt	23,952	365	3.06	23,362	409	3.52	2.5
Total interest-bearing liabilities	242,605	732	.61	230,795	882	.77	5.1
Other liabilities	12,767			12,181			4.8
Shareholders’ equity
Preferred equity	4,756			4,853			(2.0)
Common equity	37,420			34,690			7.9
Total U.S. Bancorp shareholders’ equity	42,176			39,543			6.7
Noncontrolling interests	688			1,330			(48.3)
Total equity	42,864			40,873			4.9
Total liabilities and equity	$369,569			$350,483			5.4
Net interest income		$5,450			$5,381
Gross interest margin			3.14%			3.25%
Gross interest margin without taxable-equivalent increments			3.07%			3.18%
Percent of Earning Assets
Interest income			3.75%			4.02%
Interest expense			.44			.56
Net interest margin			3.31%			3.46%
Net interest margin without taxable-equivalent increments			3.24%			3.39%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

82	U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 16 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2014.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	83

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: August 6, 2014		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

84	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Earnings

1.	Net income attributable to U.S. Bancorp		$1,495	$2,892

2.	Applicable income taxes, including expense related to unrecognized tax positions		547	1,043

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,042	$3,935

4.	Fixed charges:

	a.	Interest expense excluding interest on deposits*	$244	$497

	b.	Portion of rents representative of interest and amortization of debt expense	27	56

	c.	Fixed charges excluding interest on deposits (4a + 4b)	271	553

	d.	Interest on deposits	114	233

	e.	Fixed charges including interest on deposits (4c + 4d)	$385	$786

5.	Amortization of interest capitalized		$–	$–

6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,313	4,488

7.	Earnings including interest on deposits (3 + 4e + 5)		2,427	4,721

8.	Fixed charges excluding interest on deposits (4c)		271	553

9.	Fixed charges including interest on deposits (4e)		385	786

Ratio of Earnings to Fixed Charges

10.	Excluding interest on deposits (line 6/line 8)		8.54	8.12

11.	Including interest on deposits (line 7/line 9)		6.30	6.01

*	Excludes interest expense related to unrecognized tax positions

U.S. Bancorp	85

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/S/ RICHARD K. DAVIS
Richard K. Davis
Chief Executive Officer

Dated: August 6, 2014

86	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Financial Officer

Dated: August 6, 2014

U.S. Bancorp	87

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis Chief Executive Officer Dated: August 6, 2014	Andrew Cecere Chief Financial Officer

88	U.S. Bancorp

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

Code of Ethics

At U.S. Bancorp, we value high ethical standards above all else. Our ethical principles — integrity, respect, responsibility and good citizenship — guide everything we do. Demonstrating these principles through our words and actions is how we put the power of US to work for our employees, customers, shareholders and communities. Each year, every employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About U.S. Bank and Working at U.S. Bank.

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

This report has been produced on recycled paper.