Form 10-Q
period 2014-09-30
US BANCORP \DE\
filed 2014-11-06
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common Stock, $.01 Par Value	1,789,386,385 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current moderate economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Continued stress in the commercial real estate markets, as well as a delay or failure of recovery in the residential real estate markets could cause additional credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2014	2013		Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,748	$2,714		1.3%	$8,198	$8,095	1.3%
Noninterest income	2,245	2,180		3.0	6,792	6,610	2.8
Securities gains (losses), net	(3)	(3)		–	2	8	(75.0)
Total net revenue	4,990	4,891		2.0	14,992	14,713	1.9
Noninterest expense	2,614	2,565		1.9	7,911	7,592	4.2
Provision for credit losses	311	298		4.4	941	1,063	(11.5)
Income before taxes	2,065	2,028		1.8	6,140	6,058	1.4
Taxable-equivalent adjustment	56	56		–	167	168	(.6)
Applicable income taxes	523	542		(3.5)	1,566	1,629	(3.9)
Net income	1,486	1,430		3.9	4,407	4,261	3.4
Net (income) loss attributable to noncontrolling interests	(15)	38		*	(44)	119	*
Net income attributable to U.S. Bancorp	$1,471	$1,468		.2	$4,363	$4,380	(.4)
Net income applicable to U.S. Bancorp common shareholders	$1,405	$1,400		.4	$4,163	$4,163	–
Per Common Share
Earnings per share	$.78	$.76		2.6%	$2.30	$2.26	1.8%
Diluted earnings per share	.78	.76		2.6	2.29	2.25	1.8
Dividends declared per share	.245	.230		6.5	.720	.655	9.9
Book value per share	21.38	19.31		10.7
Market value per share	41.83	36.58		14.4
Average common shares outstanding	1,798	1,832		(1.9)	1,809	1,844	(1.9)
Average diluted common shares outstanding	1,807	1,843		(2.0)	1,819	1,854	(1.9)
Financial Ratios
Return on average assets	1.51%	1.65%			1.56%	1.67%
Return on average common equity	14.5	15.8			14.7	16.0
Net interest margin (taxable-equivalent basis) (a)	3.16	3.43			3.26	3.45
Efficiency ratio (b)	52.4	52.4			52.8	51.6
Net charge-offs as a percent of average loans outstanding	.55	.57			.57	.68
Average Balances
Loans	$243,867	$229,362		6.3%	$240,098	$225,682	6.4%
Loans held for sale	3,552	4,965		(28.5)	2,811	6,659	(57.8)
Investment securities (c)	93,141	74,988		24.2	87,687	74,303	18.0
Earning assets	346,422	315,060		10.0	336,287	313,663	7.2
Assets	385,823	352,161		9.6	375,047	351,048	6.8
Noninterest-bearing deposits	74,126	68,264		8.6	72,274	67,183	7.6
Deposits	271,008	252,368		7.4	263,662	248,284	6.2
Short-term borrowings	30,961	27,495		12.6	30,362	27,736	9.5
Long-term debt	26,658	19,226		38.7	24,864	21,968	13.2
Total U.S. Bancorp shareholders’ equity	43,132	39,936		8.0	42,498	39,675	7.1

	September 30, 2014	December 31, 2013
Period End Balances
Loans	$245,591	$235,235		4.4%
Investment securities	96,905	79,855		21.4
Assets	391,284	364,021		7.5
Deposits	273,097	262,123		4.2
Long-term debt	30,768	20,049		53.5
Total U.S. Bancorp shareholders’ equity	43,141	41,113		4.9
Asset Quality
Nonperforming assets	$1,923	$2,037		(5.6)
Allowance for credit losses	4,414	4,537		(2.7)
Allowance for credit losses as a percent of period-end loans	1.80%	1.93%
Capital Ratios
Common equity tier 1 capital (d)	9.7%	9.4	%(e)
Tier 1 capital (d)	11.3	11.2
Total risk-based capital (d)	13.6	13.2
Leverage (d)	9.4	9.6
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	9.0	8.8
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (e)	11.8
Tangible common equity to tangible assets (e)	7.6	7.7
Tangible common equity to risk-weighted assets (e)	9.3	9.1

*	Not meaningful.
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	September 30, 2014, calculated under the Basel III transitional standardized approach; December 31, 2013, calculated under Basel I.
(e)	See Non-GAAP Financial Measures beginning on page 33.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the third quarter of 2014, or $.78 per diluted common share, compared with $1.5 billion, or $.76 per diluted common share, for the third quarter of 2013. Return on average assets and return on average common equity were 1.51 percent and 14.5 percent, respectively, for the third quarter of 2014, compared with 1.65 percent and 15.8 percent, respectively, for the third quarter of 2013.

Total net revenue, on a taxable-equivalent basis, for the third quarter of 2014 was $99 million (2.0 percent) higher than the third quarter of 2013, reflecting a 1.3 percent increase in net interest income and a 3.0 percent increase in noninterest income. The increase in net interest income from a year ago was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin. The noninterest income increase was primarily due to higher revenue in most fee businesses, partially offset by lower mortgage banking revenue.

Noninterest expense in the third quarter of 2014 was $49 million (1.9 percent) higher than the third quarter of 2013, primarily due to higher compensation expense, reflecting the impact of merit increases, acquisitions and higher staffing for risk, compliance and internal audit activities.

The provision for credit losses for the third quarter of 2014 of $311 million was $13 million (4.4 percent) higher than the third quarter of 2013. Net charge-offs in the third quarter of 2014 were $336 million, compared with $328 million in the third quarter of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first nine months of 2014 was $4.4 billion, or $2.29 per diluted common share, compared with $4.4 billion, or $2.25 per diluted common share for the first nine months of 2013. Return on average assets and return on average common equity were 1.56 percent and 14.7 percent, respectively, for the first nine months of 2014, compared with 1.67 percent and 16.0 percent, respectively, for the first nine months of 2013. The results for the first nine months of 2014 included a second quarter $214 million gain related to the sale of Visa Inc. Class B common stock (“Visa sale”), offset by a $200 million settlement with the U.S. Department of Justice to resolve an investigation relating to the endorsement of mortgage loans under the Federal Housing Administration’s insurance program (“FHA DOJ settlement”). Together, these two items had no impact on diluted earnings per common share.

Total net revenue, on a taxable-equivalent basis, for the first nine months of 2014 was $279 million (1.9 percent) higher than the first nine months of 2013, primarily reflecting a 1.3 percent increase in net interest income and a 2.7 percent increase in noninterest income. The increase in net interest income from a year ago was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin. The noninterest income increase was primarily due to higher revenue in most fee businesses and the Visa sale, partially offset by lower mortgage banking revenue.

Noninterest expense in the first nine months of 2014 was $319 million (4.2 percent) higher than the first nine months of 2013, primarily due to the FHA DOJ settlement and higher compensation expense.

The provision for credit losses for the first nine months of 2014 of $941 million was $122 million (11.5 percent) lower than the first nine months of 2013. Net charge-offs in the first nine months of 2014 were $1.0 billion, compared with $1.2 billion in the first nine months of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

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

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.7 billion in the third quarter and $8.2 billion in the first nine months of 2014, or increases of $34 million (1.3 percent) and $103 million (1.3 percent), respectively, compared with the same periods of 2013. The increases were the result of growth in average earning assets and lower cost core deposit funding, partially offset by lower rates on new loans and investment securities and lower loan fees. Average earning assets were $31.4 billion (10.0 percent) higher in the third quarter and $22.6 billion (7.2 percent) higher in the first nine months of 2014, compared with the same periods of 2013, driven by increases in loans and investment securities, partially offset by decreases in loans held for sale. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2014 was 3.16 percent and 3.26 percent, respectively, compared with 3.43 percent and 3.45 percent in the third quarter and first nine months of 2013, respectively. The decreases from the same periods of the prior year primarily reflected lower reinvestment rates on investment securities, as well as growth in the investment portfolio at lower average rates, lower loan fees due to the wind down of the short-term, small dollar advance product, Checking Account Advance (“CAA”), and strong growth in lower rate commercial loans, partially offset by lower funding costs. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans for the third quarter and first nine months of 2014 were $14.5 billion (6.3 percent) and $14.4 billion (6.4 percent) higher, respectively, than the same periods of 2013, driven by growth in commercial loans, residential mortgages, commercial real estate loans, credit card loans and other retail loans. These increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by a decline in loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $2.5 billion (25.6 percent) in the third quarter and $2.6 billion (24.9 percent) in the first nine months of 2014, compared with the same periods of 2013, respectively.

Average investment securities in the third quarter and first nine months of 2014 were $18.2 billion (24.2 percent) and $13.4 billion (18.0 percent) higher, respectively, than the same periods of 2013, primarily due to purchases of U.S. government agency-backed securities, net of prepayments and maturities, in preparation for final liquidity coverage ratio regulatory requirements.

Average total deposits for the third quarter and first nine months of 2014 were $18.6 billion (7.4 percent) and $15.4 billion (6.2 percent) higher, respectively, than the same periods of 2013. Average noninterest-bearing deposits for the third quarter and first nine months of 2014 were $5.9 billion (8.6 percent) and $5.1 billion (7.6 percent) higher, respectively, than the same periods of the prior year, reflecting growth in Consumer and Small Business Banking, Wholesale Banking and Commercial Real Estate, and corporate trust balances, as well as the impact of the Charter One acquisition. Average total savings deposits for the third quarter and first nine months of 2014 were $19.0 billion (14.0 percent) and $14.2 billion (10.5 percent) higher, respectively, than the same periods of 2013, reflecting growth in Consumer and Small Business Banking, Wholesale Banking and Commercial Real Estate and corporate trust balances, as well as the impact of the Charter One acquisition. Average time deposits less than $100,000 for the third quarter and first nine months of 2014 were $1.5 billion (11.6 percent) and $1.9 billion (14.8 percent) lower, respectively, than the same periods of 2013, due to maturities. Average time deposits greater than $100,000 for the third quarter and first nine months of 2014 were $4.8 billion (13.6 percent) and $2.0 billion (6.0 percent) lower, respectively, than the same periods of the prior year, primarily due to declines in Consumer and Small Business Banking and broker-dealer balances. Time deposits greater than $100,000 are managed as an alternative to other funding sources, such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Credit and debit card revenue	$251	$244	2.9%	$749	$702	6.7%
Corporate payment products revenue	195	192	1.6	550	540	1.9
Merchant processing services	387	371	4.3	1,127	1,091	3.3
ATM processing services	81	83	(2.4)	241	248	(2.8)
Trust and investment management fees	315	280	12.5	930	842	10.5
Deposit service charges	185	180	2.8	513	493	4.1
Treasury management fees	136	134	1.5	409	408	.2
Commercial products revenue	209	207	1.0	635	616	3.1
Mortgage banking revenue	260	328	(20.7)	774	1,125	(31.2)
Investment products fees	49	46	6.5	142	133	6.8
Securities gains (losses), net	(3)	(3)	—	2	8	(75.0)
Other	177	115	53.9	722	412	75.2
Total noninterest income	$2,242	$2,177	3.0%	$6,794	$6,618	2.7%

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2014 increased $13 million (4.4 percent) and decreased $122 million (11.5 percent), respectively, compared with the same periods of 2013. Net charge-offs increased $8 million (2.4 percent) and decreased $127 million (11.0 percent) in the third quarter and first nine months of 2014, respectively, compared with the same periods of the prior year, reflecting higher commercial loan charge-offs and lower recoveries in commercial real estate in the current year, offset by improvements in residential mortgages and home equity and second mortgages. The provision for credit losses was lower than net charge-offs by $25 million in the third quarter and $85 million in the first nine months of 2014, compared with $30 million in the third quarter and $90 million in the first nine months of 2013. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.2 billion in the third quarter and $6.8 billion in the first nine months of 2014, reflecting increases of $65 million (3.0 percent) and $176 million (2.7 percent), respectively, compared with the same periods of 2013. The increases over a year ago were principally due to increases in a majority of fee revenue categories, partially offset by reductions in mortgage banking revenue. Trust and investment management fees increased, reflecting account growth, improved market conditions and business expansion. Merchant processing services revenue was higher as a result of increases in fee-based product revenue and higher volumes, partially offset by lower rates. Credit and debit card revenue and corporate payment products revenue increased primarily due to higher transaction volumes. Deposit service charges were higher due to account growth, the Charter One acquisition and pricing changes. Other income increased, reflecting higher equity investment income and retail leasing revenue. Other income further increased in the first nine months of 2014, compared with the same period of the prior year, due to the second quarter 2014 Visa sale. In addition, commercial products revenue for the first nine months of 2014 increased compared with the same period of the prior year, principally due to higher syndication fees on tax-advantaged projects and higher bond underwriting fees, partially offset by lower standby letters of credit fees. The decrease in mortgage banking revenue in the third quarter of 2014, compared with the third quarter of 2013, was principally due to an unfavorable change in the valuation of mortgage servicing rights (“MSRs”), net of hedging activities. The decrease in mortgage banking revenue in the first nine months of 2014, compared with the same period of the prior year, was primarily due to lower origination and sales revenue.

Noninterest Expense Noninterest expense was $2.6 billion in the third quarter and $7.9 billion in the first nine months of 2014, reflecting increases of $49 million (1.9 percent) and $319 million (4.2 percent), respectively, compared with the same periods of 2013. The increases over a year ago were the result of higher compensation expense, reflecting the impact of merit increases, acquisitions and higher staffing for risk, compliance and internal audit activities (partially offset by lower employee benefits expense driven by lower pension costs), higher net occupancy and equipment expense due to business initiatives and higher maintenance costs, higher professional services expense due mainly to mortgage servicing-related project costs, and higher other expense reflecting the Charter One merger integration and mortgage servicing-related expenses, partially offset by lower tax-advantaged project costs in the current year as a result of the first quarter of 2014 adoption of new

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Compensation	$1,132	$1,088	4.0%	$3,372	$3,268	3.2%
Employee benefits	250	278	(10.1)	796	865	(8.0)
Net occupancy and equipment	249	240	3.8	739	709	4.2
Professional services	102	94	8.5	282	263	7.2
Marketing and business development	78	85	(8.2)	253	254	(.4)
Technology and communications	219	214	2.3	644	639	.8
Postage, printing and supplies	81	76	6.6	242	230	5.2
Other intangibles	51	55	(7.3)	148	167	(11.4)
Other	452	435	3.9	1,435	1,197	19.9
Total noninterest expense	$2,614	$2,565	1.9%	$7,911	$7,592	4.2%
Efficiency ratio (a)	52.4%	52.4%		52.8%	51.6%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

accounting guidance for certain affordable housing tax credit investments. In addition, other expense further increased in the first nine months of 2014, compared with the same period of 2013, due to the second quarter 2014 FHA DOJ settlement.

Income Tax Expense The provision for income taxes was $523 million (an effective rate of 26.0 percent) for the third quarter and $1.6 billion (an effective rate of 26.2 percent) for the first nine months of 2014, compared with $542 million (an effective rate of 27.5 percent) and $1.6 billion (an effective rate of 27.7 percent) for the same periods of 2013. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $245.6 billion at September 30, 2014, compared with $235.2 billion at December 31, 2013, an increase of $10.4 billion (4.4 percent). The increase was driven primarily by increases in commercial loans, commercial real estate loans, other retail loans and residential mortgages, including the Charter One acquisition, partially offset by lower credit card and covered loans.

Commercial loans and commercial real estate loans increased $8.8 billion (12.6 percent) and $1.0 billion (2.6 percent), respectively, at September 30, 2014, compared with December 31, 2013, reflecting higher demand from new and existing customers.

Other retail loans, which include retail leasing, home equity and second mortgages and other retail loans, increased $1.3 billion (2.6 percent) at September 30, 2014, compared with December 31, 2013. The increase was driven by higher auto and installment loans, home equity and second mortgages, and the Charter One acquisition, partially offset by lower student loan balances.

Residential mortgages held in the loan portfolio increased $801 million (1.6 percent) at September 30, 2014, compared with December 31, 2013. Residential mortgages originated and placed in the Company’s loan portfolio are primarily well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, the loan is transferred to loans held for sale.

Credit card loans decreased $163 million (.9 percent) at September 30, 2014, compared with December 31, 2013, primarily the result of customers paying down balances.

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.9 billion at September 30, 2014, compared with $3.3 billion at December 31, 2013. The increase in loans held for sale was principally due to the higher level of mortgage loan closings.

Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $96.9 billion at September 30, 2014, compared with $79.9 billion at December 31, 2013. The $17.0 billion (21.4 percent) increase reflected $16.6 billion of net investment purchases, primarily U.S. government agency-backed securities in preparation for final liquidity coverage ratio regulatory requirements, and a

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2014 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$27	$27	.3	4.17%	$80	$81	.7	1.36%
Maturing after one year through five years	1,385	1,387	3.7	1.39	1,096	1,096	3.9	1.42
Maturing after five years through ten years	1,179	1,163	8.1	2.83	1,445	1,412	7.8	2.20
Maturing after ten years	101	101	18.5	1.38	58	58	10.8	1.73
Total	$2,692	$2,678	6.1	2.05%	$2,679	$2,647	6.1	1.85%
Mortgage-Backed Securities(a)
Maturing in one year or less	$565	$573	.7	1.81%	$120	$120	.8	1.16%
Maturing after one year through five years	24,490	24,625	3.8	2.02	28,283	28,200	3.6	2.12
Maturing after five years through ten years	16,133	16,121	5.7	1.62	12,674	12,640	5.6	1.55
Maturing after ten years	1,355	1,350	12.5	1.21	343	346	12.7	1.17
Total	$42,543	$42,669	4.8	1.84%	$41,420	$41,306	4.3	1.94%
Asset-Backed Securities(a)
Maturing in one year or less	$–	$–	–	–%	$1	$1	.7	.78%
Maturing after one year through five years	271	281	3.5	2.32	6	9	2.9	.89
Maturing after five years through ten years	357	364	7.0	2.15	7	8	6.3	.81
Maturing after ten years	–	–	–	–	–	7	15.5	.88
Total	$628	$645	5.5	2.23%	$14	$25	4.8	.84%
Obligations of State and Political Subdivisions(b)(c)
Maturing in one year or less	$724	$742	.6	6.66%	$–	$–	.4	11.64%
Maturing after one year through five years	4,121	4,334	2.3	6.79	2	2	2.2	8.31
Maturing after five years through ten years	448	453	6.9	4.76	1	1	7.4	8.14
Maturing after ten years	34	34	18.0	5.06	7	7	11.4	2.51
Total	$5,327	$5,563	2.5	6.59%	$10	$10	9.0	4.54%
Other Debt Securities
Maturing in one year or less	$6	$6	.4	1.01%	$2	$2	–	1.78%
Maturing after one year through five years	–	–	–	–	82	82	1.2	1.13
Maturing after five years through ten years	–	–	–	–	24	22	6.1	.97
Maturing after ten years	690	639	18.7	2.47	–	–	–	–
Total	$696	$645	18.6	2.45%	$108	$106	2.2	1.11%
Other Investments	$428	$474	14.4	2.30%	$–	$–	–	–%
Total investment securities (d)	$52,314	$52,674	4.9	2.35%	$44,231	$44,094	4.4	1.93%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 6.0 years at December 31, 2013, with a corresponding weighted-average yield of 2.64 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.5 years at December 31, 2013, with a corresponding weighted-average yield of 2.00 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2014		December 31, 2013
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$5,371	5.5%	$4,222	5.3%
Mortgage-backed securities	83,963	87.0	68,236	85.3
Asset-backed securities	642	.7	652	.8
Obligations of state and political subdivisions	5,337	5.5	5,685	7.1
Other debt securities and investments	1,232	1.3	1,184	1.5
Total investment securities	$96,545	100.0%	$79,979	100.0%

$485 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2014, the Company’s net unrealized gains on available-for-sale securities were $360 million, compared with net unrealized losses of $125 million at December 31, 2013. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed and state and

U.S. Bancorp	7

political securities as a result of decreases in interest rates and changes in credit spreads. Gross unrealized losses on available-for-sale securities totaled $513 million at September 30, 2014, compared with $775 million at December 31, 2013. At September 30, 2014, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

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

Deposits Total deposits were $273.1 billion at September 30, 2014, compared with $262.1 billion at December 31, 2013, the result of increases in total savings deposits, noninterest-bearing deposits and time deposits greater than $100,000, including the Charter One acquisition, partially offset by a decrease in time deposits less than $100,000. Money market deposit balances increased $6.1 billion (10.3 percent) at September 30, 2014, compared with December 31, 2013, primarily due to higher corporate trust, Wholesale Banking and Commercial Real Estate, and Consumer and Small Business Banking balances, including the Charter One acquisition. Savings account balances increased $2.2 billion (6.7 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking. Interest checking balances increased $1.5 billion (2.8 percent) primarily due to higher Wholesale Banking and Commercial Real Estate, and Consumer and Small Business Banking balances, including the Charter One acquisition, partially offset by lower corporate trust and broker-dealer balances. Noninterest-bearing deposits increased $1.7 billion (2.2 percent) at September 30, 2014, compared with December 31, 2013, primarily due to higher Consumer and Small Business Banking balances, including the Charter One acquisition. Time deposits greater than $100,000 increased $369 million (1.3 percent) at September 30, 2014, compared with December 31, 2013. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics. Time deposits less than $100,000 decreased $876 million (7.4 percent) at September 30, 2014, compared with December 31, 2013, primarily due to maturities.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $30.0 billion at September 30, 2014, compared with $27.6 billion at December 31, 2013. The $2.4 billion (8.8 percent) increase in short-term borrowings was primarily due to higher commercial paper and other short-term borrowings balances, partially offset by lower repurchase agreement balances. Long-term debt was $30.8 billion at September 30, 2014, compared with $20.0 billion at December 31, 2013. The $10.8 billion (53.5 percent) increase was primarily due to the issuances of $7.6 billion of bank notes, $2.3 billion of medium-term notes and $1.0 billion of subordinated notes, and a $1.8 billion increase in Federal Home Loan Bank advances, partially offset by $1.0 billion of subordinated note and $1.0 billion of medium-term note maturities. These increases in borrowings were used to fund the Company’s loan growth and securities purchases. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s Board of Directors has approved a risk management framework which establishes governance and risk management requirements for all risk-taking activities. This framework includes Company and business line risk appetite statements which set boundaries for the types and amount of risk that may be undertaken in pursuing business objectives and initiatives. The Board of Directors, through its Risk Management Committee, oversees performance relative to the risk management framework, risk appetite statements, and other policy requirements.

The Executive Risk Management Committee (“ERC”), which is comprised of senior management and chaired by the Chief Risk Officer, oversees execution against the risk management framework and risk appetite statements. The ERC focuses on current and emerging risks, including strategic and reputational risks, directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.

The Company’s most prominent risk exposures are credit, residual value, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the

8	U.S. Bancorp

principal balance of a loan, investment or derivative contract when it is due. Residual value risk is the potential reduction in the end-of-term value of leased assets. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates, which can affect the re-pricing of assets and liabilities differently. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale, MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations to depositors, investors, or borrowers. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Compliance risk is the risk that customers may suffer economic loss or other injury, and/or that the Company may suffer regulatory sanctions, material financial loss, or loss to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the potential that negative publicity or press regarding the Company’s business practices or products, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion of these factors.

The Company’s Board and management-level governance committees are supported by a “three lines of defense” model for establishing effective checks and balances. The first line of defense, the business lines, manages risks in conformity with established limits and policy requirements. In turn, business leaders and their risk officers establish programs to ensure conformity with these limits and policy requirements. The second line of defense, which includes the Chief Risk Officer’s organization as well as policy and oversight activities of corporate support functions, translates risk appetite and strategy into actionable risk limits and policies. The second line of defense monitors first line of defense conformity with limits and policies, and provides reporting and escalation of emerging risks and other concerns to senior management and the Risk Management Committee of the Board of Directors. The third line of defense, internal audit, is responsible for providing the Audit Committee of the Board of Directors and senior management with independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management, and control processes.

Management provides various risk reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The discussion also covers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

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
•

Operational, compliance and strategic risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and

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

U.S. Bancorp	9

allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including all of the Company’s loans that are 90 days or more past due and still accruing, nonaccrual loans, loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 5 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a more detailed discussion on credit risk management processes.

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

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 10-year amortization period. A 10-year draw and 20-year amortization product was introduced during 2013 to provide customers the option to repay their outstanding balances over a longer period. At September 30, 2014, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

10	U.S. Bancorp

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at September 30, 2014:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,880	$37,335	$39,215	88.3%
Over 80% through 90%	172	2,450	2,622	5.9
Over 90% through 100%	133	1,020	1,153	2.6
Over 100%	187	1,156	1,343	3.0
No LTV available	–	98	98	.2
Total	$2,372	$42,059	$44,431	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$610	$610	48.1%
Over 80% through 90%	–	202	202	15.9
Over 90% through 100%	–	173	173	13.6
Over 100%	–	284	284	22.4
No LTV available	–	–	–	–
Total	$–	$1,269	$1,269	100.0%
Other Borrowers
Less than or equal to 80%	$5	$459	$464	55.5%
Over 80% through 90%	–	153	153	18.3
Over 90% through 100%	–	66	66	7.9
Over 100%	–	153	153	18.3
No LTV available	–	–	–	–
Total	$5	$831	$836	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,421	$5,421	100.0%
Total
Less than or equal to 80%	$1,885	$38,404	$40,289	77.6%
Over 80% through 90%	172	2,805	2,977	5.7
Over 90% through 100%	133	1,259	1,392	2.7
Over 100%	187	1,593	1,780	3.4
No LTV available	–	98	98	.2
Loans purchased from GNMA mortgage pools (a)	–	5,421	5,421	10.4
Total	$2,377	$49,580	$51,957	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$9,466	$715	$10,181	67.8%
Over 80% through 90%	2,027	227	2,254	15.0
Over 90% through 100%	901	103	1,004	6.7
Over 100%	1,206	113	1,319	8.8
No LTV/CLTV available	226	34	260	1.7
Total	$13,826	$1,192	$15,018	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$38	$31	$69	27.5%
Over 80% through 90%	12	23	35	14.0
Over 90% through 100%	10	28	38	15.1
Over 100%	27	79	106	42.2
No LTV/CLTV available	–	3	3	1.2
Total	$87	$164	$251	100.0%
Other Borrowers
Less than or equal to 80%	$378	$13	$391	78.2%
Over 80% through 90%	66	7	73	14.6
Over 90% through 100%	14	1	15	3.0
Over 100%	16	3	19	3.8
No LTV/CLTV available	2	–	2	.4
Total	$476	$24	$500	100.0%
Total
Less than or equal to 80%	$9,882	$759	$10,641	67.5%
Over 80% through 90%	2,105	257	2,362	15.0
Over 90% through 100%	925	132	1,057	6.7
Over 100%	1,249	195	1,444	9.1
No LTV/CLTV available	228	37	265	1.7
Total	$14,389	$1,380	$15,769	100.0%

U.S. Bancorp	11

At September 30, 2014, approximately $1.3 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.4 billion at December 31, 2013. In addition to residential mortgages, at September 30, 2014, $.3 billion of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, unchanged from December 31, 2013. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only .4 percent of total assets at September 30, 2014, compared with .5 percent at December 31, 2013. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $880 million in loans with negative-amortization payment options at September 30, 2014, compared with $986 million at December 31, 2013. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $15.8 billion at September 30, 2014, compared with $15.4 billion at December 31, 2013, and included $5.0 billion of home equity lines in a first lien position and $10.8 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2014, included approximately $4.1 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2014:

	Junior Liens Behind
	Company Owned or Serviced	Third Party
(Dollars in Millions)	First Lien	First Lien	Total
Total	$4,070	$6,739	$10,809
Percent 30-89 days past due	.44%	.58%	.53%
Percent 90 days or more past due	.09%	.13%	.11%
Weighted-average CLTV	76%	74%	75%
Weighted-average credit score	749	743	745

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2014	December 31, 2013
Commercial
Commercial	.05%	.08%
Lease financing	–	–
Total commercial	.05	.08
Commercial Real Estate
Commercial mortgages	.01	.02
Construction and development	.11	.30
Total commercial real estate	.03	.07
Residential Mortgages (a)	.41	.65
Credit Card	1.10	1.17
Other Retail
Retail leasing	.02	–
Other	.17	.21
Total other retail (b)	.16	.18
Total loans, excluding covered loans	.22	.31
Covered Loans	6.10	5.63
Total loans	.39%	.51%

90 days or more past due including nonperforming loans	September 30, 2014	December 31, 2013
Commercial	.27%	.27%
Commercial real estate	.62	.83
Residential mortgages (a)	2.02	2.16
Credit card	1.32	1.60
Other retail (b)	.53	.58
Total loans, excluding covered loans	.84	.97
Covered loans	7.34	7.13
Total loans	1.03%	1.19%

(a)	Delinquent loan ratios exclude $3.1 billion at September 30, 2014, and $3.7 billion at December 31, 2013, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 7.91 percent at September 30, 2014, and 9.34 percent at December 31, 2013.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was .84 percent at September 30, 2014, and .93 percent at December 31, 2013.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $962 million ($532 million excluding covered loans) at September 30, 2014, compared with $1.2 billion ($713 million excluding covered loans) at December 31, 2013. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was .39 percent (.22 percent excluding covered loans) at September 30, 2014, compared with .51 percent (.31 percent excluding covered loans) at December 31, 2013.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Residential Mortgages (a)
30-89 days	$243	$358	.46%	.70%
90 days or more	211	333	.41	.65
Nonperforming	841	770	1.62	1.51
Total	$1,295	$1,461	2.49%	2.86%
Credit Card
30-89 days	$219	$226	1.23%	1.25%
90 days or more	196	210	1.10	1.17
Nonperforming	40	78	.22	.43
Total	$455	$514	2.55%	2.85%
Other Retail
Retail Leasing
30-89 days	$9	$11	.14%	.18%
90 days or more	1	–	.02	–
Nonperforming	1	1	.02	.02
Total	$11	$12	.18%	.20%
Home Equity and Second Mortgages
30-89 days	$80	$102	.51%	.66%
90 days or more	41	49	.26	.32
Nonperforming	166	167	1.05	1.08
Total	$287	$318	1.82%	2.06%
Other (b)
30-89 days	$133	$132	.49%	.50%
90 days or more	34	37	.13	.14
Nonperforming	17	23	.06	.09
Total	$184	$192	.68%	.73%

(a)	Excludes $422 million of loans 30-89 days past due and $3.1 billion of loans 90 days or more past due at September 30, 2014, purchased from GNMA mortgage pools that continue to accrue interest, compared with $440 million and $3.7 billion at December 31, 2013, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	September 30, 2014	December 31, 2013
Prime Borrowers
30-89 days	.39%	.55%
90 days or more	.34	.55
Nonperforming	1.38	1.31
Total	2.11%	2.41%
Sub-Prime Borrowers
30-89 days	4.65%	7.60%
90 days or more	3.70	6.02
Nonperforming	16.08	13.19
Total	24.43%	26.81%
Other Borrowers
30-89 days	1.20%	1.65%
90 days or more	1.31	1.43
Nonperforming	3.11	2.09
Total	5.62%	5.17%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	September 30, 2014	December 31, 2013
Prime Borrowers
30-89 days	.43%	.57%
90 days or more	.24	.27
Nonperforming	.94	.98
Total	1.61%	1.82%
Sub-Prime Borrowers
30-89 days	3.59%	4.39%
90 days or more	1.19	2.03
Nonperforming	5.58	4.73
Total	10.36%	11.15%
Other Borrowers
30-89 days	1.20%	1.24%
90 days or more	.40	.62
Nonperforming	2.20	1.86
Total	3.80%	3.72%

14	U.S. Bancorp

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
30-89 days	$102	$166	1.44%	1.96%
90 days or more	430	476	6.10	5.63
Nonperforming	88	127	1.25	1.50
Total	$620	$769	8.79%	9.09%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. At September 30, 2014, performing TDRs were $5.5 billion, compared with $6.0 billion at December 31, 2013. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2014 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$235	1.5%	1.6%	$92	(a)	$327
Commercial real estate	284	1.3	.6	95	(b)	379
Residential mortgages	1,899	4.7	4.7	539		2,438	(d)
Credit card	216	8.9	6.6	40	(c)	256
Other retail	184	6.2	4.7	64	(c)	248	(e)
TDRs, excluding GNMA and covered loans	2,818	4.5	4.2	830		3,648
Loans purchased from GNMA mortgage pools	2,478	8.1	53.8	–		2,478	(f)
Covered loans	207	7.8	1.6	38		245
Total	$5,503	6.3%	26.4%	$868		$6,371

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $318 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $99 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $140 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $6 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $492 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $665 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at September 30, 2014.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2014	December 31, 2013
Commercial
Commercial	$161	$122
Lease financing	12	12
Total commercial	173	134
Commercial Real Estate
Commercial mortgages	147	182
Construction and development	94	121
Total commercial real estate	241	303
Residential Mortgages (b)	841	770
Credit Card	40	78
Other Retail
Retail leasing	1	1
Other	183	190
Total other retail	184	191
Total nonperforming loans, excluding covered loans	1,479	1,476
Covered Loans	88	127
Total nonperforming loans	1,567	1,603
Other Real Estate (c)(d)	275	327
Covered Other Real Estate (d)	72	97
Other Assets	9	10
Total nonperforming assets	$1,923	$2,037
Total nonperforming assets, excluding covered assets	$1,763	$1,813
Excluding covered assets
Accruing loans 90 days or more past due (b)	$532	$713
Nonperforming loans to total loans	.62%	.65%
Nonperforming assets to total loans plus other real estate (c)	.74%	.80%
Including covered assets
Accruing loans 90 days or more past due (b)	$962	$1,189
Nonperforming loans to total loans	.64%	.68%
Nonperforming assets to total loans plus other real estate (c)	.78%	.86%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2013	$494	$1,319	$224	$2,037
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	362	512	55	929
Advances on loans	42	–	–	42
Total additions	404	512	55	971
Reductions in nonperforming assets
Paydowns, payoffs	(145)	(199)	(69)	(413)
Net sales	(104)	(93)	(47)	(244)
Return to performing status	(18)	(100)	(2)	(120)
Charge-offs (e)	(174)	(133)	(1)	(308)
Total reductions	(441)	(525)	(119)	(1,085)
Net additions to (reductions in) nonperforming assets	(37)	(13)	(64)	(114)
Balance September 30, 2014	$457	$1,306	$160	$1,923

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.1 billion and $3.7 billion at September 30, 2014, and December 31, 2013, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $623 million and $527 million at September 30, 2014, and December 31, 2013, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

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

At September 30, 2014, total nonperforming assets were $1.9 billion, compared with $2.0 billion at December 31, 2013. Excluding covered assets, nonperforming assets were $1.8 billion at September 30, 2014, representing a $50 million (2.8 percent) decrease from December 31, 2013. The decrease in nonperforming assets, excluding covered assets, was primarily driven by reductions in the commercial mortgage portfolio, as well as by improvement in construction and development and credit card loans. Nonperforming covered assets at September 30, 2014, were $160 million, compared with $224 million at December 31, 2013. The loss sharing agreement for the majority of the nonperforming covered assets expires in the fourth quarter of 2014. The ratio of total nonperforming assets to total loans and other real estate was ..78 percent (.74 percent excluding covered assets) at September 30, 2014, compared with .86 percent (.80 percent excluding covered assets) at December 31, 2013. The Company expects total nonperforming assets to remain relatively stable in the fourth quarter of 2014.

Other real estate owned, excluding covered assets, was $275 million at September 30, 2014, compared with $327 million at December 31, 2013, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Residential
Florida	$18	$17	1.10%	1.03%
Minnesota	15	15	.24	.24
Illinois	14	14	.32	.36
Washington	13	16	.32	.40
Colorado	12	13	.28	.31
All other states	164	191	.35	.41
Total residential	236	266	.35	.40
Commercial
California	11	14	.06	.08
Missouri	5	14	.11	.30
Tennessee	3	5	.13	.25
Indiana	3	–	.22	–
Virginia	3	2	.19	.16
All other states	14	26	.02	.03
Total commercial	39	61	.03	.06
Total	$275	$327	.12%	.14%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $336 million for the third quarter and $1.0 billion for the first nine months of 2014, compared with $328 million and $1.2 billion for the same periods of 2013. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2014 was .55 percent and .57 percent, respectively, compared with ..57 percent and .68 percent for the third quarter and first nine months of 2013, respectively. The year-over-year changes in total net charge-offs reflected higher commercial loan charge-offs and lower recoveries in commercial and commercial real estate, offset by improvements in residential mortgages and home equity and second mortgages. Given current economic conditions, the Company expects the level of net charge-offs to remain relatively stable in the fourth quarter of 2014.

Commercial and commercial real estate loan net charge-offs for the third quarter of 2014 were $62 million (.21 percent of average loans outstanding on an annualized basis), compared with $5 million (.02 percent of average loans outstanding on an annualized basis) for the third quarter of 2013. Commercial and commercial real estate loan net charge-offs for the first nine months of 2014 were $146 million (.17 percent of average loans outstanding on an annualized basis), compared with $80 million (.10 percent of average loans outstanding on an annualized basis) for the first nine months of 2013.

18	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial
Commercial	.29%	.11%	.27%	.18%
Lease financing	.46	(.53)	.29	–
Total commercial	.30	.06	.27	.17
Commercial Real Estate
Commercial mortgages	.01	.03	(.03)	.11
Construction and development	.13	(.46)	.05	(.59)
Total commercial real estate	.04	(.06)	(.01)	(.01)
Residential Mortgages	.32	.46	.40	.63
Credit Card	3.53	3.75	3.80	3.96
Other Retail
Retail leasing	–	.07	.02	.02
Home equity and second mortgages	.61	1.09	.67	1.45
Other	.72	.83	.70	.81
Total other retail	.59	.83	.61	.94
Total loans, excluding covered loans	.56	.58	.59	.70
Covered Loans	.05	.33	.14	.36
Total loans	.55%	.57%	.57%	.68%

Residential mortgage loan net charge-offs for the third quarter of 2014 were $42 million (.32 percent of average loans outstanding on an annualized basis), compared with $57 million (.46 percent of average loans outstanding on an annualized basis) for the third quarter of 2013. Residential mortgage loan net charge-offs for the first nine months of 2014 were $156 million (.40 percent of average loans outstanding on an annualized basis), compared with $223 million (.63 percent of average loans outstanding on an annualized basis) for the first nine months of 2013. Credit card loan net charge-offs for the third quarter of 2014 were $158 million (3.53 percent of average loans outstanding on an annualized basis), compared with $160 million (3.75 percent of average loans outstanding on an annualized basis) for the third quarter of 2013. Credit card loan net charge-offs for the first nine months of 2014 were $498 million (3.80 percent of average loans outstanding on an annualized basis), compared with $493 million (3.96 percent of average loans outstanding on an annualized basis) for the first nine months of 2013. Other retail loan net charge-offs for the third quarter of 2014 were $73 million (.59 percent of average loans outstanding on an annualized basis), compared with $98 million (.83 percent of average loans outstanding on an annualized basis) for the third quarter of 2013. Other retail loan net charge-offs for the first nine months of 2014 were $218 million (.61 percent of average loans outstanding on an annualized basis), compared with $329 million (.94 percent of average loans outstanding on an annualized basis) for the first nine months of 2013. The year-over-year decreases in total residential mortgage, credit card and other retail loan net charge-offs reflected the improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Residential Mortgages
Prime borrowers	$44,247	$41,224	.26%	.40%	$43,844	$39,187	.32%	.55%
Sub-prime borrowers	1,284	1,450	3.40	3.28	1,322	1,500	4.35	4.90
Other borrowers	845	903	.94	.88	873	875	.92	1.07
Loans purchased from GNMA mortgage pools (a)	5,618	5,562	–	.07	5,760	5,493	.07	.02
Total	$51,994	$49,139	.32%	.46%	$51,799	$47,055	.40%	.63%
Home Equity and Second Mortgages
Prime borrowers	$14,949	$14,885	.50%	.99%	$14,703	$15,248	.58%	1.29%
Sub-prime borrowers	255	312	6.22	6.36	269	333	5.46	8.03
Other borrowers	500	451	.79	.88	495	440	.81	2.13
Total	$15,704	$15,648	.61%	1.09%	$15,467	$16,021	.67%	1.45%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U.S. Bancorp	19

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk-rated loan portfolios, the Company currently examines up to a 13-year period of historical loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical timeframe is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2014, the Company serviced the first lien on 38 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $357 million or 2.3 percent of the total home equity portfolio at September 30, 2014, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 1.1 percent for the twelve months ended September 30, 2014), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

20	U.S. Bancorp

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

At September 30, 2014, the allowance for credit losses was $4.4 billion (1.80 percent of total loans and 1.81 percent of loans excluding covered loans), compared with $4.5 billion (1.93 percent of total loans and 1.94 percent of loans excluding covered loans) at December 31, 2013. The ratio of the allowance for credit losses to nonperforming loans was 282 percent (291 percent excluding covered loans) at September 30, 2014, compared with 283 percent (297 percent excluding covered loans) at December 31, 2013. The ratio of the allowance for credit losses to annualized loan net charge-offs was 331 percent at September 30, 2014, compared with 310 percent of full year 2013 net charge-offs at December 31, 2013, reflecting the impact of improving economic conditions over the past year.

U.S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$4,449	$4,612	$4,537	$4,733
Charge-Offs
Commercial
Commercial	71	57	197	157
Lease financing	9	8	22	27
Total commercial	80	65	219	184
Commercial real estate
Commercial mortgages	5	14	15	57
Construction and development	5	3	12	19
Total commercial real estate	10	17	27	76
Residential mortgages	48	62	171	243
Credit card	174	175	546	559
Other retail
Retail leasing	1	1	4	4
Home equity and second mortgages	31	51	98	195
Other	64	70	189	213
Total other retail	96	122	291	412
Covered loans (a)	2	9	10	31
Total charge-offs	410	450	1,264	1,505
Recoveries
Commercial
Commercial	19	39	59	73
Lease financing	3	15	11	27
Total commercial	22	54	70	100
Commercial real estate
Commercial mortgages	4	12	21	32
Construction and development	2	11	9	48
Total commercial real estate	6	23	30	80
Residential mortgages	6	5	15	20
Credit card	16	15	48	66
Other retail
Retail leasing	1	–	3	3
Home equity and second mortgages	7	8	20	21
Other	15	16	50	59
Total other retail	23	24	73	83
Covered loans (a)	1	1	2	3
Total recoveries	74	122	238	352
Net Charge-Offs
Commercial
Commercial	52	18	138	84
Lease financing	6	(7)	11	–
Total commercial	58	11	149	84
Commercial real estate
Commercial mortgages	1	2	(6)	25
Construction and development	3	(8)	3	(29)
Total commercial real estate	4	(6)	(3)	(4)
Residential mortgages	42	57	156	223
Credit card	158	160	498	493
Other retail
Retail leasing	–	1	1	1
Home equity and second mortgages	24	43	78	174
Other	49	54	139	154
Total other retail	73	98	218	329
Covered loans (a)	1	8	8	28
Total net charge-offs	336	328	1,026	1,153
Provision for credit losses	311	298	941	1,063
Other changes (b)	(10)	(4)	(38)	(65)
Balance at end of period (c)	$4,414	$4,578	$4,414	$4,578
Components
Allowance for loan losses	$4,065	$4,258
Liability for unfunded credit commitments	349	320
Total allowance for credit losses	$4,414	$4,578
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.81%	1.99%
Nonperforming loans, excluding covered loans	291	294
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	214	211
Nonperforming assets, excluding covered assets	245	235
Annualized net charge-offs, excluding covered loans	324	348
Period-end loans	1.80%	1.98%
Nonperforming loans	282	276
Nonperforming and accruing loans 90 days or more past due	175	166
Nonperforming assets	230	207
Annualized net charge-offs	331	352

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At September 30, 2014 and 2013, $1.7 billion of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2014, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2013. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom they do business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on operational risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The table below summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2014, and December 31, 2013, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 4.3 percent decrease in the market value of equity at September 30, 2014, compared with a 5.1 percent decrease at December 31, 2013. A 200 bps decrease, where possible given current rates, would have resulted in a 4.4 percent decrease in the market value of equity at September 30, 2014, compared with a .8 percent decrease at December 31, 2013. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on market value of equity modeling.

Sensitivity of Net Interest Income

	September 30, 2014				December 31, 2013
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.30%	*	1.75%	*	1.07%	*	1.53%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U.S. Bancorp	23

Use of Derivatives to Manage Interest Rate and Other Risks To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2014, the Company had $6.6 billion of forward commitments to sell, hedging $3.1 billion of mortgage loans held for sale and $4.4 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

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

24	U.S. Bancorp

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

The average, high, low and period-end VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2014	2013
Average	$1	$1
High	2	3
Low	1	1
Period-end	1	2

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR by more than a negligible amount during the nine months ended September 30, 2014 and 2013. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end Stressed VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2014	2013
Average	$4	$4
High	8	8
Low	2	2
Period-end	5	4

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

The average, high and low VaR amounts for the residential mortgage loans held for sale and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2014	2013
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$2
High	2	4
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$3	$3
High	8	6
Low	2	1

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

U.S. Bancorp	25

Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At September 30, 2014, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $82.9 billion, compared with $61.7 billion at December 31, 2013. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2014, the Company could have borrowed an additional $78.9 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $273.1 billion at September 30, 2014, compared with $262.1 billion at December 31, 2013. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $30.8 billion at September 30, 2014, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $30.0 billion at September 30, 2014, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At September 30, 2014, parent company long-term debt outstanding was $13.6 billion, compared with $11.4 billion at December 31, 2013. The $2.2 billion increase was due to the issuances of $2.3 billion of medium-term notes and $1.0 billion of subordinated notes, partially offset by the maturity of $1.0 billion of medium-term notes. As of September 30, 2014, there was $.5 billion of parent company debt scheduled to mature in the remainder of 2014.

In 2010, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework proposed to enhance international capital and liquidity standards. In September 2014, U.S. banking regulators approved a final regulatory Liquidity Coverage Ratio (“LCR”), similar to the measure proposed by the Basel Committee as part of Basel III, requiring banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. The LCR requirement is effective for the Company beginning January 1, 2015, subject to certain transition provisions over the next two years to full implementation by January 1, 2017. The Company expects it will be compliant with the fully implemented LCR requirement by December 31, 2014.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At September 30, 2014, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $67 million and unrealized losses totaling $2 million, compared with an amortized cost totaling $70 million and unrealized losses totaling $7 million, at December 31, 2013. The Company also transacts with various European banks as counterparties to interest rate, mortgage-related and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At

26	U.S. Bancorp

September 30, 2014, the Company was in a net receivable position with four banks in the United Kingdom, two banks in France and one bank in Switzerland, totaling $23 million. The Company was in a net payable position to each of the other European banks.

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

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2014, the Company had an aggregate amount on deposit with European banks of approximately $314 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $480 million at September 30, 2014 guaranteed by the country of Germany. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Prior to 2014, the regulatory capital requirements effective for the Company followed the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches. As of April 1, 2014, the Company exited its parallel run qualification period, resulting in its capital adequacy now being evaluated against the Basel III methodology that is most restrictive. Table 9 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2014 and December 31, 2013. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

In September 2014, U.S. banking regulators approved a final regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. The Company is required to calculate and report its SLR beginning in the first quarter 2015; however, the Company is not subject to the minimum SLR requirement until January 1, 2018. The Company believes it currently exceeds the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $43.1 billion at September 30, 2014, compared with $41.1 billion at December 31, 2013. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, were 7.6 percent and 9.3 percent, respectively, at September 30, 2014, compared with 7.7 percent and 9.1 percent, respectively, at

U.S. Bancorp	27

Table 9	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2014	December 31, 2013
Basel III transitional standardized approach/Basel I:
Common equity tier 1 capital (a)	$30,213
Tier 1 capital	35,377	$33,386
Total risk-based capital	42,509	39,340
Risk-weighted assets	311,914	297,919

Common equity tier 1 capital as a percent of risk-weighted assets (a)	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.3	11.2%
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.4	9.6
Total risk-based capital as a percent of risk-weighted assets	13.6	13.2

Basel III transitional advanced approaches:
Common equity tier 1 capital (a)	$30,213
Tier 1 capital	35,377
Total risk-based capital	39,822
Risk-weighted assets	243,909

Common equity tier 1 capital as a percent of risk-weighted assets (a)	12.4%
Tier 1 capital as a percent of risk-weighted assets	14.5
Total risk-based capital as a percent of risk-weighted assets	16.3

Note:	September 30, 2014 amounts calculated under the Basel III transitional standardized and advanced approaches, with the Company being evaluated for capital adequacy against the approach that is most restrictive. December 31, 2013 amounts calculated under Basel I.
(a)	Beginning January 1, 2014, the regulatory capital requirements effective for the Company include a common equity tier 1 capital as a percent of risk-weighted assets ratio.

December 31, 2013. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.0 percent at September 30, 2014, compared with 8.8 percent at December 31, 2013. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.8 percent at September 30, 2014. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 26, 2014, the Company announced its Board of Directors had approved a one-year authorization to repurchase up to $2.3 billion of its common stock, from April 1, 2014 through March 31, 2015.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2014:

Period (Dollars in Millions)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July	7,896,817	(b)	$42.46	7,746,817	$1,340
August	4,712,874		41.65	4,712,874	1,144
September	3,041,437		42.32	3,041,437	1,015
Total	15,651,128	(b)	$42.19	15,501,128	$1,015

(a)	All shares were purchased under the stock repurchase program announced on March 26, 2014.
(b)	Includes 150,000 shares of common stock purchased, at an average price per share of $42.12, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

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

28	U.S. Bancorp

were made and, accordingly, 2013 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $267 million of the Company’s net income in the third quarter and $827 million in the first nine months of 2014, or decreases of $57 million (17.6 percent) and $132 million (13.8 percent), respectively, compared with the same periods of 2013. The decreases were primarily driven by higher provision for credit losses and lower net revenue.

Net revenue decreased $18 million (2.3 percent) in the third quarter and $61 million (2.6 percent) in the first nine months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, increased $12 million (2.4 percent) in the third quarter and $20 million (1.3 percent) in the first nine months of 2014, compared with the same periods of 2013. The increases were primarily driven by increases in average loans and deposits, partially offset by lower rates and fees on loans. Noninterest income decreased $30 million (11.3 percent) in the third quarter and $81 million (9.9 percent) in the first nine months of 2014, compared with the same periods of 2013, driven by lower wholesale transaction activity and other loan-related fees, partially offset by increases in bond underwriting fees and commercial leasing revenue.

Noninterest expense was essentially flat in the third quarter and increased $7 million (.8 percent) in the first nine months of 2014, compared with the same periods of 2013, primarily due to increases in the FDIC insurance assessment allocation based on the level of commitments, offset by lower professional services expense and net shared services expense. The provision for credit losses increased $70 million in the third quarter and $140 million in the first nine months of 2014, compared with the same periods of 2013, due to higher net charge-offs and increases in the reserve allocation due to loan growth. Nonperforming assets were $264 million at September 30, 2014, $300 million at June 30, 2014, and $330 million at September 30, 2013. Nonperforming assets as a percentage of period-end loans were ..33 percent at September 30, 2014, .38 percent at June 30, 2014, and .46 percent at September 30, 2013. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking, in-store banking, small business banking, consumer lending, workplace banking, student banking and 24-hour banking (collectively, the retail banking division), as well as mortgage banking. Consumer and Small Business Banking contributed $307 million of the Company’s net income in the third quarter and $907 million in the first nine months of 2014, or decreases of $66 million (17.7 percent) and $203 million (18.3 percent), respectively, compared with the same periods of 2013. The decreases were due to lower net revenue and higher noninterest expense, partially offset by decreases in the provision for credit losses.

Within Consumer and Small Business Banking, the retail banking division contributed $170 million of the total net income in the third quarter and $509 million in the first nine months of 2014, or decreases of $48 million (22.0 percent) and $48 million (8.6 percent), respectively, from the same periods of 2013. Mortgage banking contributed $137 million and $398 million of Consumer and Small Business Banking’s net income in the third quarter and first nine months of 2014, respectively, or decreases of $18 million (11.6 percent) and $155 million (28.0 percent), respectively, from the same periods of 2013, reflecting lower mortgage banking activity in 2014.

U.S. Bancorp	29

Table 10	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended September 30 (Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$518	$506	2.4%	$1,074	$1,153	(6.9)%
Noninterest income	236	266	(11.3)	669	717	(6.7)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	754	772	(2.3)	1,743	1,870	(6.8)
Noninterest expense	304	302	.7	1,169	1,110	5.3
Other intangibles	1	2	(50.0)	12	10	20.0
Total noninterest expense	305	304	.3	1,181	1,120	5.4
Income before provision and income taxes	449	468	(4.1)	562	750	(25.1)
Provision for credit losses	29	(41)	*	79	163	(51.5)
Income before income taxes	420	509	(17.5)	483	587	(17.7)
Income taxes and taxable-equivalent adjustment	153	185	(17.3)	176	214	(17.8)
Net income	267	324	(17.6)	307	373	(17.7)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$267	$324	(17.6)	$307	$373	(17.7)
Average Balance Sheet
Commercial	$59,048	$51,302	15.1%	$9,439	$8,584	10.0%
Commercial real estate	21,160	19,683	7.5	18,899	18,069	4.6
Residential mortgages	19	24	(20.8)	50,544	48,130	5.0
Credit card	–	–	–	–	–	–
Other retail	4	6	(33.3)	46,594	44,727	4.2
Total loans, excluding covered loans	80,231	71,015	13.0	125,476	119,510	5.0
Covered loans	174	340	(48.8)	5,688	6,434	(11.6)
Total loans	80,405	71,355	12.7	131,164	125,944	4.1
Goodwill	1,648	1,604	2.7	3,680	3,515	4.7
Other intangible assets	21	24	(12.5)	2,664	2,650	.5
Assets	87,449	77,708	12.5	145,604	140,621	3.5
Noninterest-bearing deposits	32,684	30,812	6.1	24,696	22,585	9.3
Interest checking	11,270	10,031	12.4	36,881	33,007	11.7
Savings products	19,082	15,067	26.6	51,229	46,532	10.1
Time deposits	17,961	22,362	(19.7)	17,816	20,718	(14.0)
Total deposits	80,997	78,272	3.5	130,622	122,842	6.3
Total U.S. Bancorp shareholders’ equity	7,764	7,366	5.4	11,504	12,222	(5.9)

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2014	2013	Percent Change	2014	2013	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,521	$1,501	1.3%	$3,241	$3,459	(6.3)%
Noninterest income	738	819	(9.9)	1,967	2,268	(13.3)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	2,259	2,320	(2.6)	5,208	5,727	(9.1)
Noninterest expense	930	920	1.1	3,421	3,377	1.3
Other intangibles	3	6	(50.0)	29	31	(6.5)
Total noninterest expense	933	926	.8	3,450	3,408	1.2
Income before provision and income taxes	1,326	1,394	(4.9)	1,758	2,319	(24.2)
Provision for credit losses	26	(114)	*	332	573	(42.1)
Income before income taxes	1,300	1,508	(13.8)	1,426	1,746	(18.3)
Income taxes and taxable-equivalent adjustment	473	549	(13.8)	519	636	(18.4)
Net income	827	959	(13.8)	907	1,110	(18.3)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$827	$959	(13.8)	$907	$1,110	(18.3)
Average Balance Sheet
Commercial	$57,029	$50,232	13.5%	$8,903	$8,567	3.9%
Commercial real estate	20,879	19,375	7.8	18,771	17,741	5.8
Residential mortgages	20	27	(25.9)	50,443	46,251	9.1
Credit card	–	–	–	–	–	–
Other retail	4	7	(42.9)	45,964	44,739	2.7
Total loans, excluding covered loans	77,932	69,641	11.9	124,081	117,298	5.8
Covered loans	205	394	(48.0)	5,871	6,690	(12.2)
Total loans	78,137	70,035	11.6	129,952	123,988	4.8
Goodwill	1,621	1,604	1.1	3,577	3,516	1.7
Other intangible assets	21	26	(19.2)	2,698	2,293	17.7
Assets	85,198	76,455	11.4	143,337	140,056	2.3
Noninterest-bearing deposits	32,029	30,299	5.7	23,218	21,976	5.7
Interest checking	11,042	10,378	6.4	35,832	32,841	9.1
Savings products	17,929	13,320	34.6	49,496	46,106	7.4
Time deposits	18,217	18,450	(1.3)	18,080	21,591	(16.3)
Total deposits	79,217	72,447	9.3	126,626	122,514	3.4
Total U.S. Bancorp shareholders’ equity	7,653	7,269	5.3	11,480	12,125	(5.3)

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change

$96	$82	17.1%	$442	$393	12.5%	$618	$580	6.6%	$2,748	$2,714	1.3%
352	314	12.1	842	822	2.4	146	61	*	2,245	2,180	3.0
–	–	–	–	–	–	(3)	(3)	–	(3)	(3)	–
448	396	13.1	1,284	1,215	5.7	761	638	19.3	4,990	4,891	2.0
335	324	3.4	582	575	1.2	173	199	(13.1)	2,563	2,510	2.1
8	9	(11.1)	30	34	(11.8)	–	–	–	51	55	(7.3)
343	333	3.0	612	609	.5	173	199	(13.1)	2,614	2,565	1.9
105	63	66.7	672	606	10.9	588	439	33.9	2,376	2,326	2.1
6	6	–	190	172	10.5	7	(2)	*	311	298	4.4
99	57	73.7	482	434	11.1	581	441	31.7	2,065	2,028	1.8
36	21	71.4	175	158	10.8	39	20	95.0	579	598	(3.2)
63	36	75.0	307	276	11.2	542	421	28.7	1,486	1,430	3.9
–	–	–	(9)	(10)	10.0	(6)	48	*	(15)	38	*
$63	$36	75.0	$298	$266	12.0	$536	$469	14.3	$1,471	$1,468	.2

$1,968	$1,772	11.1%	$6,681	$6,191	7.9%	$209	$215	(2.8)%	$77,345	$68,064	13.6%
601	655	(8.2)	–	–	–	179	94	90.4	40,839	38,501	6.1
1,430	984	45.3	–	–	–	1	1	–	51,994	49,139	5.8
–	–	–	17,753	16,931	4.9	–	–	–	17,753	16,931	4.9
1,436	1,532	(6.3)	664	729	(8.9)	–	–	–	48,698	46,994	3.6
5,435	4,943	10.0	25,098	23,851	5.2	389	310	25.5	236,629	219,629	7.7
3	17	(82.4)	5	5	–	1,368	2,937	(53.4)	7,238	9,733	(25.6)
5,438	4,960	9.6	25,103	23,856	5.2	1,757	3,247	(45.9)	243,867	229,362	6.3
1,572	1,533	2.5	2,517	2,509	.3	–	–	–	9,417	9,161	2.8
155	166	(6.6)	483	557	(13.3)	–	2	*	3,323	3,399	(2.2)
8,679	7,751	12.0	31,407	30,123	4.3	112,684	95,958	17.4	385,823	352,161	9.6
14,900	13,500	10.4	702	714	(1.7)	1,144	653	75.2	74,126	68,264	8.6
5,729	4,741	20.8	573	455	25.9	1	1	–	54,454	48,235	12.9
30,373	26,326	15.4	81	60	35.0	100	80	25.0	100,865	88,065	14.5
3,939	4,182	(5.8)	–	–	–	1,847	542	*	41,563	47,804	(13.1)
54,941	48,749	12.7	1,356	1,229	10.3	3,092	1,276	*	271,008	252,368	7.4
2,267	2,398	(5.5)	5,690	6,102	(6.8)	15,907	11,848	34.3	43,132	39,936	8.0

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change	2014	2013	Percent Change

$270	$257	5.1%	$1,271	$1,168	8.8%	$1,895	$1,710	10.8%	$8,198	$8,095	1.3%
1,038	935	11.0	2,449	2,397	2.2	600	191	*	6,792	6,610	2.8
–	–	–	–	–	–	2	8	(75.0)	2	8	(75.0)
1,308	1,192	9.7	3,720	3,565	4.3	2,497	1,909	30.8	14,992	14,713	1.9
1,002	968	3.5	1,742	1,695	2.8	668	465	43.7	7,763	7,425	4.6
25	27	(7.4)	91	103	(11.7)	–	–	–	148	167	(11.4)
1,027	995	3.2	1,833	1,798	1.9	668	465	43.7	7,911	7,592	4.2
281	197	42.6	1,887	1,767	6.8	1,829	1,444	26.7	7,081	7,121	(.6)
8	7	14.3	573	553	3.6	2	44	(95.5)	941	1,063	(11.5)
273	190	43.7	1,314	1,214	8.2	1,827	1,400	30.5	6,140	6,058	1.4
100	69	44.9	478	442	8.1	163	101	61.4	1,733	1,797	(3.6)
173	121	43.0	836	772	8.3	1,664	1,299	28.1	4,407	4,261	3.4
–	–	–	(27)	(29)	6.9	(17)	148	*	(44)	119	*
$173	$121	43.0	$809	$743	8.9	$1,647	$1,447	13.8	$4,363	$4,380	(.4)

$1,910	$1,686	13.3%	$6,402	$6,030	6.2%	$180	$204	(11.8)%	$74,424	$66,719	11.5%
608	656	(7.3)	–	–	–	207	100	*	40,465	37,872	6.8
1,335	776	72.0	–	–	–	1	1	–	51,799	47,055	10.1
–	–	–	17,516	16,627	5.3	–	–	–	17,516	16,627	5.3
1,450	1,544	(6.1)	680	744	(8.6)	–	–	–	48,098	47,034	2.3
5,303	4,662	13.7	24,598	23,401	5.1	388	305	27.2	232,302	215,307	7.9
5	14	(64.3)	5	5	–	1,710	3,272	(47.7)	7,796	10,375	(24.9)
5,308	4,676	13.5	24,603	23,406	5.1	2,098	3,577	(41.3)	240,098	225,682	6.4
1,568	1,529	2.6	2,518	2,508	.4	–	–	–	9,284	9,157	1.4
163	174	(6.3)	494	584	(15.4)	–	2	*	3,376	3,079	9.6
8,409	7,514	11.9	30,901	29,659	4.2	107,202	97,364	10.1	375,047	351,048	6.8
15,095	13,786	9.5	704	694	1.4	1,228	428	*	72,274	67,183	7.6
5,494	4,683	17.3	559	444	25.9	1	1	–	52,928	48,347	9.5
28,650	27,070	5.8	76	54	40.7	103	85	21.2	96,254	86,635	11.1
4,111	5,237	(21.5)	–	–	–	1,798	841	*	42,206	46,119	(8.5)
53,350	50,776	5.1	1,339	1,192	12.3	3,130	1,355	*	263,662	248,284	6.2
2,283	2,375	(3.9)	5,675	6,033	(5.9)	15,407	11,873	29.8	42,498	39,675	7.1

U.S. Bancorp	31

Net revenue decreased $127 million (6.8 percent) in the third quarter and $519 million (9.1 percent) in the first nine months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, decreased $79 million (6.9 percent) in the third quarter and $218 million (6.3 percent) in the first nine months of 2014, compared with the same periods of 2013. The decreases in net interest income were primarily due to lower loan fees due to the wind down of the CAA product, lower rates on loans, and the impact of lower rates on the margin benefit from deposits, partially offset by higher average loan and deposit balances. Noninterest income decreased $48 million (6.7 percent) in the third quarter and $301 million (13.3 percent) in the first nine months of 2014, compared with the same periods of 2013, primarily the result of lower mortgage banking revenue, partially offset by higher deposit service charges and retail lease revenue. The decrease in mortgage banking revenue in the third quarter of 2014, compared with the third quarter of 2013, was principally due to an unfavorable change in the valuation of MSRs, net of hedging activities. The decrease in mortgage banking revenue in the first nine months of 2014, compared with the same period of the prior year, was primarily due to lower origination and sales revenue.

Noninterest expense increased $61 million (5.4 percent) in the third quarter and $42 million (1.2 percent) in the first nine months of 2014, compared with the same periods of 2013, the result of mortgage servicing-related expenses and higher compensation and employee benefits expense, partially offset by lower mortgage-related incentive compensation, due to lower mortgage portfolio production, and lower FDIC insurance assessments. The provision for credit losses decreased $84 million (51.5 percent) in the third quarter and $241 million (42.1 percent) in the first nine months of 2014, compared with the same periods of 2013. The decreases were due to lower net charge-offs and favorable changes in the reserve allocation, partially offset by higher loan balances. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to .35 percent in the third quarter of 2014, compared with .51 percent in the third quarter of 2013. Nonperforming assets were $1.4 billion at September 30, 2014, $1.4 billion at June 30, 2014, and $1.5 billion at September 30, 2013. Nonperforming assets as a percentage of period-end loans were 1.10 percent at September 30, 2014, 1.08 percent at June 30, 2014, and 1.15 percent at September 30, 2013. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $63 million of the Company’s net income in the third quarter and $173 million in the first nine months of 2014, or increases of $27 million (75.0 percent) and $52 million (43.0 percent), respectively, compared with the same periods of 2013. The increases were primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $52 million (13.1 percent) in the third quarter and $116 million (9.7 percent) in the first nine months of 2014, compared with the same periods of 2013. The increases were primarily driven by higher noninterest income of $38 million (12.1 percent) in the third quarter and $103 million (11.0 percent) in the first nine months of 2014, compared with the same periods of 2013, reflecting the impact of account growth, improved market conditions and business expansion. Net interest income, on a taxable-equivalent basis, increased $14 million (17.1 percent) in the third quarter and $13 million (5.1 percent) in the first nine months 2014, compared with the same periods of 2013, principally due to higher average loan and deposit balances and an increase in the margin benefit of corporate trust deposits.

Noninterest expense increased $10 million (3.0 percent) in the third quarter and $32 million (3.2 percent) in the first nine months of 2014, compared with the same periods of 2013. The increases in noninterest expense were primarily due to higher compensation and employee benefits expense, including the impact of business expansion, partially offset by lower net shared services expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $298 million of the Company’s net income in the third quarter and $809 million in the first nine months of 2014, or increases of $32 million (12.0 percent) and $66 million (8.9 percent), respectively, compared with the same periods of 2013. The increases were primarily due to higher net revenue, partially offset by higher noninterest expense and provision for credit losses.

32	U.S. Bancorp

Net revenue increased $69 million (5.7 percent) in the third quarter and $155 million (4.3 percent) in the first nine months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, increased $49 million (12.5 percent) in the third quarter and $103 million (8.8 percent) in the first nine months of 2014, compared with the same periods of 2013, driven by higher average loan balances, higher loan-related fees and improved loan rates. Noninterest income increased $20 million (2.4 percent) in the third quarter and $52 million (2.2 percent) in the first nine months of 2014, compared with the same periods of 2013, primarily due to increases in credit and debit card revenue on higher transaction volumes, and higher merchant processing services revenue due to higher volumes and increases in fee-based product revenue, partially offset by lower rates.

Noninterest expense increased $3 million (.5 percent) in the third quarter and $35 million (1.9 percent) in the first nine months of 2014, compared with the same periods of 2013, primarily due to higher compensation and employee benefits expenses, including the impact of business initiatives, partially offset by reductions in technology and communications expense and other intangibles expense. The provision for credit losses increased $18 million (10.5 percent) in the third quarter and $20 million (3.6 percent) in the first nine months of 2014, compared with the same periods of 2013, primarily due to unfavorable changes in the reserve allocation. As a percentage of average loans outstanding, net charge-offs were 2.94 percent in the third quarter of 2014, compared with 3.16 percent in the third quarter of 2013.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, the net effect of transfer pricing related to average balances, income taxes not allocated to business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $536 million in the third quarter and $1.6 billion in the first nine months of 2014, compared with $469 million and $1.4 billion in the same periods of 2013, respectively.

Net revenue increased $123 million (19.3 percent) in the third quarter and $588 million (30.8 percent) in the first nine months of 2014, compared with the same periods of 2013. Net interest income, on a taxable-equivalent basis, increased $38 million (6.6 percent) in the third quarter and $185 million (10.8 percent) in the first nine months of 2014, compared with the same periods of 2013, principally due to increases in average balances in the investment securities portfolio and lower rates on short-term borrowings, partially offset by lower income from the run-off of acquired assets. Noninterest income increased $85 million in the third quarter and $403 million in the first nine months of 2014, compared with the same periods of 2013, primarily due to higher equity investment income and commercial products revenue. In addition, noninterest income was higher in the first nine months of 2014, compared with the same period of the prior year, due to the second quarter 2014 Visa sale.

Noninterest expense decreased $26 million (13.1 percent) in the third quarter of 2014, compared with the third quarter of 2013, principally due to a decrease in employee benefits expense resulting from lower pension costs, and lower costs related to investments in tax-advantaged projects related to a change in the first quarter of 2014 accounting for affordable housing investments, partially offset by increased compensation expense. Noninterest expense increased $203 million (43.7 percent) in the first nine months of 2014, compared with the first nine months of 2013, principally driven by the second quarter 2014 FHA DOJ settlement, insurance-related recoveries in the prior year and increased compensation expense, partially offset by decreases in employee benefits expense and lower costs related to investments in tax-advantaged projects.

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

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches, and for additional information,
•	Tier 1 common equity to risk-weighted assets using Basel I definition.

U.S. Bancorp	33

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

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	September 30, 2014	December 31, 2013
Total equity	$43,829	$41,807
Preferred stock	(4,756)	(4,756)
Noncontrolling interests	(688)	(694)
Goodwill (net of deferred tax liability) (1)	(8,503)	(8,343)
Intangible assets, other than mortgage servicing rights	(877)	(849)
Tangible common equity (a)	29,005	27,165

Tangible common equity (as calculated above)	29,005	27,165
Adjustments (2)	187	224
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	29,192	27,389

Tier 1 capital, determined in accordance with prescribed regulatory requirements using Basel I definition		33,386
Preferred stock		(4,756)
Noncontrolling interests, less preferred stock not eligible for Tier 1 capital		(688)
Tier 1 common equity using Basel 1 definition (c)		27,942

Total assets	391,284	364,021
Goodwill (net of deferred tax liability) (1)	(8,503)	(8,343)
Intangible assets, other than mortgage servicing rights	(877)	(849)
Tangible assets (d)	381,904	354,829

Risk-weighted assets, determined in accordance with prescribed regulatory requirements (3)(e)	311,914	297,919
Adjustments (4)	12,837	13,712
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (f)	324,751	311,631
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	243,909
Adjustments (5)	3,443
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (g)	247,352
Ratios
Tangible common equity to tangible assets (a)/(d)	7.6%	7.7%
Tangible common equity to risk-weighted assets (a)/(e)	9.3	9.1
Tier 1 common equity to risk-weighted assets using Basel I definition (c)/(e)	–	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(f)	9.0	8.8
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(g)	11.8

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements beginning March 31, 2014.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and other adjustments.
(3)	September 30, 2014, calculated under the Basel III transitional standardized approach; December 31, 2013, calculated under Basel I.
(4)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, mortgage servicing rights and other adjustments.
(5)	Primarily reflects higher risk-weighting for mortgage servicing rights.

34	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2013.

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

U.S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$6,183	$8,477
Investment securities
Held-to-maturity (fair value $44,094 and $38,368, respectively; including $366 and $994 at fair value pledged as collateral, respectively) (a)	44,231	38,920
Available-for-sale ($274 and $1,106 pledged as collateral, respectively) (a)	52,674	40,935
Loans held for sale (including $3,918 and $3,263 of mortgage loans carried at fair value, respectively)	3,939	3,268
Loans
Commercial	78,878	70,033
Commercial real estate	40,909	39,885
Residential mortgages	51,957	51,156
Credit card	17,858	18,021
Other retail	48,935	47,678
Total loans, excluding covered loans	238,537	226,773
Covered loans	7,054	8,462
Total loans	245,591	235,235
Less allowance for loan losses	(4,065)	(4,250)
Net loans	241,526	230,985
Premises and equipment	2,608	2,606
Goodwill	9,401	9,205
Other intangible assets	3,338	3,529
Other assets (including $142 and $111 of trading securities at fair value pledged as collateral, respectively) (a)	27,384	26,096
Total assets	$391,284	$364,021
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$78,641	$76,941
Interest-bearing	165,070	156,165
Time deposits greater than $100,000	29,386	29,017
Total deposits	273,097	262,123
Short-term borrowings	30,045	27,608
Long-term debt	30,768	20,049
Other liabilities	13,545	12,434
Total liabilities	347,455	322,214
Shareholders’ equity
Preferred stock	4,756	4,756
Common stock, par value $0.01 a share – authorized: 4,000,000,000 shares; issued: 9/30/14 and 12/31/13 – 2,125,725,742 shares	21	21
Capital surplus	8,293	8,216
Retained earnings	41,543	38,667
Less cost of common stock in treasury: 9/30/14 – 330,882,734 shares; 12/31/13 – 300,977,274 shares	(10,836)	(9,476)
Accumulated other comprehensive income (loss)	(636)	(1,071)
Total U.S. Bancorp shareholders’ equity	43,141	41,113
Noncontrolling interests	688	694
Total equity	43,829	41,807
Total liabilities and equity	$391,284	$364,021

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2014	2013	2014	2013
Interest Income
Loans	$2,518	$2,568	$7,572	$7,682
Loans held for sale	36	46	87	172
Investment securities	476	420	1,378	1,222
Other interest income	27	34	89	141
Total interest income	3,057	3,068	9,126	9,217
Interest Expense
Deposits	115	134	348	433
Short-term borrowings	72	98	204	270
Long-term debt	178	178	543	587
Total interest expense	365	410	1,095	1,290
Net interest income	2,692	2,658	8,031	7,927
Provision for credit losses	311	298	941	1,063
Net interest income after provision for credit losses	2,381	2,360	7,090	6,864
Noninterest Income
Credit and debit card revenue	251	244	749	702
Corporate payment products revenue	195	192	550	540
Merchant processing services	387	371	1,127	1,091
ATM processing services	81	83	241	248
Trust and investment management fees	315	280	930	842
Deposit service charges	185	180	513	493
Treasury management fees	136	134	409	408
Commercial products revenue	209	207	635	616
Mortgage banking revenue	260	328	774	1,125
Investment products fees	49	46	142	133
Securities gains (losses), net
Realized gains (losses), net	–	–	8	21
Total other-than-temporary impairment	(3)	(2)	(5)	(5)
Portion of other-than-temporary impairment recognized in other comprehensive income	–	(1)	(1)	(8)
Total securities gains (losses), net	(3)	(3)	2	8
Other	177	115	722	412
Total noninterest income	2,242	2,177	6,794	6,618
Noninterest Expense
Compensation	1,132	1,088	3,372	3,268
Employee benefits	250	278	796	865
Net occupancy and equipment	249	240	739	709
Professional services	102	94	282	263
Marketing and business development	78	85	253	254
Technology and communications	219	214	644	639
Postage, printing and supplies	81	76	242	230
Other intangibles	51	55	148	167
Other	452	435	1,435	1,197
Total noninterest expense	2,614	2,565	7,911	7,592
Income before income taxes	2,009	1,972	5,973	5,890
Applicable income taxes	523	542	1,566	1,629
Net income	1,486	1,430	4,407	4,261
Net (income) loss attributable to noncontrolling interests	(15)	38	(44)	119
Net income attributable to U.S. Bancorp	$1,471	$1,468	$4,363	$4,380
Net income applicable to U.S. Bancorp common shareholders	$1,405	$1,400	$4,163	$4,163
Earnings per common share	$.78	$.76	$2.30	$2.26
Diluted earnings per common share	$.78	$.76	$2.29	$2.25
Dividends declared per common share	$.245	$.230	$.720	$.655
Average common shares outstanding	1,798	1,832	1,809	1,844
Average diluted common shares outstanding	1,807	1,843	1,819	1,854

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2014	2013	2014	2013
Net income	$1,486	$1,430	$4,407	$4,261
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	(21)	(237)	486	(1,032)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	1	1	8
Changes in unrealized gains and losses on derivative hedges	16	(17)	(19)	33
Foreign currency translation	4	13	18	(20)
Changes in unrealized gains and losses on retirement plans	–	38	–	37
Reclassification to earnings of realized gains and losses	76	99	221	270
Income taxes related to other comprehensive income	(29)	40	(272)	276
Total other comprehensive income (loss)	46	(63)	435	(428)
Comprehensive income	1,532	1,367	4,842	3,833
Comprehensive (income) loss attributable to noncontrolling interests	(15)	38	(44)	119
Comprehensive income attributable to U.S. Bancorp	$1,517	$1,405	$4,798	$3,952

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	1,869	$4,769	$21	$8,201	$34,720	$(7,790)	$(923)	$38,998	$1,269	$40,267
Net income (loss)					4,380			4,380	(119)	4,261
Other comprehensive income (loss)							(428)	(428)		(428)
Redemption of preferred stock		(500)		8	(8)			(500)		(500)
Preferred stock dividends					(189)			(189)		(189)
Common stock dividends					(1,211)			(1,211)		(1,211)
Issuance of preferred stock		487						487		487
Issuance of common and treasury stock	15			(114)		459		345		345
Purchase of treasury stock	(52)					(1,843)		(1,843)		(1,843)
Distributions to noncontrolling interests								–	(45)	(45)
Net other changes in noncontrolling interests								–	315	315
Stock option and restricted stock grants				93				93		93
Balance September 30, 2013	1,832	$4,756	$21	$8,188	$37,692	$(9,174)	$(1,351)	$40,132	$1,420	$41,552
Balance December 31, 2013	1,825	$4,756	$21	$8,216	$38,667	$(9,476)	$(1,071)	$41,113	$694	$41,807
Net income (loss)					4,363			4,363	44	4,407
Other comprehensive income (loss)							435	435		435
Preferred stock dividends					(181)			(181)		(181)
Common stock dividends					(1,306)			(1,306)		(1,306)
Issuance of common and treasury stock	13			(10)		407		397		397
Purchase of treasury stock	(43)					(1,767)		(1,767)		(1,767)
Distributions to noncontrolling interests								–	(44)	(44)
Net other changes in noncontrolling interests								–	(6)	(6)
Stock option and restricted stock grants				87				87		87
Balance September 30, 2014	1,795	$4,756	$21	$8,293	$41,543	$(10,836)	$(636)	$43,141	$688	$43,829

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2014	2013
Operating Activities
Net income attributable to U.S. Bancorp	$4,363	$4,380
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	941	1,063
Depreciation and amortization of premises and equipment	225	222
Amortization of intangibles	148	167
Provision for deferred income taxes	(36)	(38)
(Gain) loss on sale of loans held for sale	(565)	(864)
(Gain) loss on sale of securities and other assets	(383)	(42)
Loans originated for sale in the secondary market, net of repayments	(21,374)	(49,411)
Proceeds from sales of loans held for sale	21,160	53,845
Other, net	(13)	(665)
Net cash provided by operating activities	4,466	8,657
Investing Activities
Proceeds from sales of available-for-sale investment securities	401	766
Proceeds from maturities of held-to-maturity investment securities	7,215	6,854
Proceeds from maturities of available-for-sale investment securities	4,944	8,395
Purchases of held-to-maturity investment securities	(12,571)	(9,439)
Purchases of available-for-sale investment securities	(16,627)	(9,381)
Net increase in loans outstanding	(10,043)	(8,495)
Proceeds from sales of loans	1,165	620
Purchases of loans	(1,703)	(1,883)
Acquisitions, net of cash acquired	3,436	–
Other, net	411	(100)
Net cash used in investing activities	(23,372)	(12,663)
Financing Activities
Net increase in deposits	6,186	12,533
Net increase (decrease) in short-term borrowings	2,437	(174)
Proceeds from issuance of long-term debt	12,978	198
Principal payments or redemption of long-term debt	(2,196)	(2,380)
Proceeds from issuance of preferred stock	–	487
Proceeds from issuance of common stock	377	331
Redemption of preferred stock	–	(500)
Repurchase of common stock	(1,704)	(1,779)
Cash dividends paid on preferred stock	(181)	(193)
Cash dividends paid on common stock	(1,285)	(1,154)
Net cash provided by financing activities	16,612	7,369
Change in cash and due from banks	(2,294)	3,363
Cash and due from banks at beginning of period	8,477	8,252
Cash and due from banks at end of period	$6,183	$11,615
See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2014					December 31, 2013
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,679	$8	$–	$(40)	$2,647	$3,114	$5	$–	$(79)	$3,040
Mortgage-backed securities
Residential
Agency	41,419	244	–	(358)	41,305	35,671	187	–	(665)	35,193
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	8	–	–	8	–	9	–	–	9
Other	14	4	(1)	–	17	16	4	(1)	(1)	18
Obligations of state and political subdivisions	10	–	–	–	10	12	–	–	–	12
Obligations of foreign governments	9	–	–	–	9	7	–	–	–	7
Other debt securities	99	–	–	(2)	97	99	–	–	(11)	88
Total held-to-maturity	$44,231	$264	$(1)	$(400)	$44,094	$38,920	$205	$(1)	$(756)	$38,368
Available-for-sale (b)
U.S. Treasury and agencies	$2,692	$7	$–	$(21)	$2,678	$1,108	$4	$–	$(67)	$1,045
Mortgage-backed securities
Residential
Agency	41,734	524	–	(421)	41,837	31,633	449	–	(529)	31,553
Non-agency
Prime (c)	420	11	(4)	(1)	426	486	4	(8)	(4)	478
Non-prime (d)	270	15	(1)	–	284	297	5	(5)	–	297
Commercial agency	119	3	–	–	122	148	4	–	–	152
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	19	4	–	–	23	20	4	–	–	24
Other	609	13	–	–	622	616	13	–	–	629
Obligations of state and political subdivisions	5,327	239	–	(3)	5,563	5,673	116	–	(51)	5,738
Obligations of foreign governments	6	–	–	–	6	6	–	–	–	6
Corporate debt securities	690	3	–	(54)	639	734	–	–	(94)	640
Perpetual preferred securities	201	27	–	(8)	220	205	24	–	(17)	212
Other investments	227	27	–	–	254	133	28	–	–	161
Total available-for-sale	$52,314	$873	$(5)	$(508)	$52,674	$41,059	$651	$(13)	$(762)	$40,935

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.9 years at September 30, 2014, compared with 6.0 years at December 31, 2013. The corresponding weighted-average yields were 2.35 percent and 2.64 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.4 years at September 30, 2014, compared with 4.5 years at December 31, 2013. The corresponding weighted-average yields were 1.93 percent and 2.00 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2014, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

42	U.S. Bancorp

Investment securities with a fair value of $12.9 billion at September 30, 2014, and $17.3 billion at December 31, 2013, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $640 million at September 30, 2014, and $2.1 billion at December 31, 2013.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Taxable	$419	$357	$1,203	$1,029
Non-taxable	57	63	175	193
Total interest income from investment securities	$476	$420	$1,378	$1,222

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Realized gains	$–	$–	$8	$21
Realized losses	–	–	–	–
Net realized gains (losses)	$–	$–	$8	$21
Income tax (benefit) on net realized gains (losses)	$–	$–	$3	$8

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

The following tables summarize other-than-temporary impairment by investment category:

	2014			2013
Three Months Ended September 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Non-agency residential
Prime (a)	$–	$–	$–	$(1)	$–	$(1)
Non-prime (b)	–	–	–	(2)	1	(1)
Perpetual preferred securities	(3)	–	(3)	–	–	–
Total available-for-sale	$(3)	$–	$(3)	$(3)	$1	$(2)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

U.S. Bancorp

	2014			2013
Nine Months Ended September 30 (Dollars in Millions)	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total	Losses Recorded in Earnings	Other Gains (Losses) (c)	Total
Available-for-sale
Mortgage-backed securities
Prime (a)	$(1)	$1	$–	$(5)	$2	$(3)
Non-prime (b)	(2)	–	(2)	(8)	6	(2)
Perpetual preferred securities	(3)	–	(3)	–	–	–
Total available-for-sale	$(6)	$1	$(5)	$(13)	$8	$(5)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Losses represent the non-credit portion of other-than-temporary impairment recorded in other comprehensive income (loss) for investment securities determined to be other-than-temporarily impaired during the period. Gains represent recoveries in the fair value of securities that had non-credit other-than-temporary impairment during the period.

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

The following table includes the ranges for significant assumptions used for those available-for-sale non-agency mortgage-backed securities determined to be other-than-temporarily impaired during the three months ended September 30, 2014:

	Non-Prime (a)
	Minimum	Maximum	Average
Estimated lifetime prepayment rates	8%	10%	8%
Lifetime probability of default rates	6	8	8
Lifetime loss severity rates	40	55	42

(a)	Includes all securities not meeting the conditions to be designated as prime.

Changes in the credit losses on debt securities (excluding perpetual preferred securities) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$111	$124	$116	$134
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	–	3	3	13
Total other-than-temporary impairment on debt securities	–	3	3	13
Other Changes in Credit Losses
Increases in expected cash flows	(2)	(1)	(4)	(2)
Realized losses (a)	(4)	(4)	(10)	(18)
Credit losses on security sales and securities expected to be sold	–	–	–	(5)
Balance at end of period	$105	$122	$105	$122

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

44	U.S. Bancorp

At September 30, 2014, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2014:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$577	$(2)	$968	$(38)	$1,545	$(40)
Residential agency mortgage-backed securities	11,469	(76)	9,607	(282)	21,076	(358)
Other asset-backed securities	–	–	6	(1)	6	(1)
Other debt securities	–	–	22	(2)	22	(2)
Total held-to-maturity	$12,046	$(78)	$10,603	$(323)	$22,649	$(401)
Available-for-sale
U.S. Treasury and agencies	$1,173	$(1)	$825	$(20)	$1,998	$(21)
Mortgage-backed securities
Residential
Agency	9,519	(91)	8,317	(330)	17,836	(421)
Non-agency (a)
Prime (b)	40	(1)	114	(4)	154	(5)
Non-prime (c)	12	–	22	(1)	34	(1)
Other asset-backed securities	2	–	24	–	26	–
Obligations of state and political subdivisions	15	–	217	(3)	232	(3)
Obligations of foreign governments	6	–	–	–	6	–
Corporate debt securities	–	–	453	(54)	453	(54)
Perpetual preferred securities	45	–	76	(8)	121	(8)
Total available-for-sale	$10,812	$(93)	$10,048	$(420)	$20,860	$(513)

(a)	The Company has $6 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2014, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp	45

Note 5	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2014		December 31, 2013
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$73,600	30.0%	$64,762	27.5%
Lease financing	5,278	2.1	5,271	2.3
Total commercial	78,878	32.1	70,033	29.8
Commercial Real Estate
Commercial mortgages	31,802	13.0	32,183	13.7
Construction and development	9,107	3.7	7,702	3.3
Total commercial real estate	40,909	16.7	39,885	17.0
Residential Mortgages
Residential mortgages	38,858	15.8	37,545	15.9
Home equity loans, first liens	13,099	5.3	13,611	5.8
Total residential mortgages	51,957	21.1	51,156	21.7
Credit Card	17,858	7.3	18,021	7.7
Other Retail
Retail leasing	5,999	2.5	5,929	2.5
Home equity and second mortgages	15,769	6.4	15,442	6.6
Revolving credit	3,242	1.3	3,276	1.4
Installment	6,173	2.5	5,709	2.4
Automobile	14,517	5.9	13,743	5.8
Student	3,235	1.3	3,579	1.5
Total other retail	48,935	19.9	47,678	20.2
Total loans, excluding covered loans	238,537	97.1	226,773	96.4
Covered Loans	7,054	2.9	8,462	3.6
Total loans	$245,591	100.0%	$235,235	100.0%

The Company had loans of $79.4 billion at September 30, 2014, and $77.2 billion at December 31, 2013, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $61.8 billion at September 30, 2014, and $53.0 billion at December 31, 2013, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $575 million at September 30, 2014, and $556 million at December 31, 2013. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

46	U.S. Bancorp

On the acquisition date, the estimate of the contractually required payments receivable for all purchased nonimpaired loans acquired in the second quarter 2014 acquisition of Charter One were $1.5 billion. The contractual cash flows not expected to be collected on these loans of $247 million and the estimated fair value of the loans of $969 million were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The contractual cash flows not expected to be collected primarily reflect a reduction in contractual interest payments resulting from these estimated prepayments. There were no purchased impaired loans acquired in the Charter One acquisition.

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$1,487	$1,802	$1,655	$1,709
Accretion	(105)	(119)	(336)	(380)
Disposals	(34)	(51)	(103)	(120)
Reclassifications from nonaccretable difference (a)	38	119	172	177
Other (b)	–	–	(2)	365
Balance at end of period	$1,386	$1,751	$1,386	$1,751

(a)	Primarily relates to changes in expected credit performance.
(b)	The amount for the nine months ended September 30, 2013, primarily represents the reclassification of unamortized decreases in the FDIC asset (which are presented as a separate component within the covered assets table on page 56 beginning in 2013), partially offset by the impact of changes in expectations about retaining covered single-family loans beyond the term of the indemnification agreements.

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

U.S. Bancorp

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans and reflects decreases in expected cash flows of those loans after the acquisition date. The provision for credit losses for covered loans considers the indemnification provided by the FDIC.

In addition, subsequent payment defaults on loan modifications considered TDRs are considered in the underlying factors used in the determination of the appropriateness of the allowance for credit losses. For each loan segment, the Company estimates future loan charge-offs through a variety of analysis, trends and underlying assumptions. With respect to the commercial lending segment, TDRs may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category of loans. With respect to the consumer lending segment, performance of the portfolio, including defaults on TDRs, is considered when estimating future cash flows.

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

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2014
Balance at beginning of period	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449
Add
Provision for credit losses	83	(6)	(13)	162	84	310	1	311
Deduct
Loans charged off	80	10	48	174	96	408	2	410
Less recoveries of loans charged off	(22)	(6)	(6)	(16)	(23)	(73)	(1)	(74)
Net loans charged off	58	4	42	158	73	335	1	336
Other changes (a)	–	–	–	–	–	–	(10)	(10)
Balance at end of period	$1,136	$715	$793	$878	$790	$4,312	$102	$4,414
2013
Balance at beginning of period	$1,023	$777	$921	$874	$838	$4,433	$179	$4,612
Add
Provision for credit losses	19	(22)	70	151	84	302	(4)	298
Deduct
Loans charged off	65	17	62	175	122	441	9	450
Less recoveries of loans charged off	(54)	(23)	(5)	(15)	(24)	(121)	(1)	(122)
Net loans charged off	11	(6)	57	160	98	320	8	328
Other changes (a)	–	–	–	–	–	–	(4)	(4)
Balance at end of period	$1,031	$761	$934	$865	$824	$4,415	$163	$4,578

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

48	U.S. Bancorp

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2014
Balance at beginnng of period	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537
Add
Provision for credit losses	210	(64)	74	495	227	942	(1)	941
Deduct
Loans charged off	219	27	171	546	291	1,254	10	1,264
Less recoveries of loans charged off	(70)	(30)	(15)	(48)	(73)	(236)	(2)	(238)
Net loans charged off	149	(3)	156	498	218	1,018	8	1,026
Other changes (a)	–	–	–	(3)	–	(3)	(35)	(38)
Balance at end of period	$1,136	$715	$793	$878	$790	$4,312	$102	$4,414
2013
Balance at beginnng of period	$1,051	$857	$935	$863	$848	$4,554	$179	$4,733
Add
Provision for credit losses	64	(100)	222	495	305	986	77	1,063
Deduct
Loans charged off	184	76	243	559	412	1,474	31	1,505
Less recoveries of loans charged off	(100)	(80)	(20)	(66)	(83)	(349)	(3)	(352)
Net loans charged off	84	(4)	223	493	329	1,125	28	1,153
Other changes (a)	–	–	–	–	–	–	(65)	(65)
Balance at end of period	$1,031	$761	$934	$865	$824	$4,415	$163	$4,578

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at September 30, 2014 Related to
Loans individually evaluated for impairment (a)	$10	$6	$–	$–	$–	$16	$–	$16
TDRs collectively evaluated for impairment	13	15	308	64	44	444	3	447
Other loans collectively evaluated for impairment	1,113	662	485	814	746	3,820	2	3,822
Loans acquired with deteriorated credit quality	–	32	–	–	–	32	97	129
Total allowance for credit losses	$1,136	$715	$793	$878	$790	$4,312	$102	$4,414
Allowance Balance at December 31, 2013 Related to
Loans individually evaluated for impairment (a)	$15	$17	$–	$–	$–	$32	$–	$32
TDRs collectively evaluated for impairment	19	26	329	87	55	516	4	520
Other loans collectively evaluated for impairment	1,041	700	546	797	726	3,810	5	3,815
Loans acquired with deteriorated credit quality	–	33	–	–	–	33	137	170
Total allowance for credit losses	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2014
Loans individually evaluated for impairment (a)	$237	$158	$–	$–	$–	$395	$52	$447
TDRs collectively evaluated for impairment	129	273	4,916	256	248	5,822	74	5,896
Other loans collectively evaluated for impairment	78,511	40,368	47,041	17,602	48,687	232,209	3,615	235,824
Loans acquired with deteriorated credit quality	1	110	–	–	–	111	3,313	3,424
Total loans	$78,878	$40,909	$51,957	$17,858	$48,935	$238,537	$7,054	$245,591
December 31, 2013
Loans individually evaluated for impairment (a)	$197	$237	$–	$–	$–	$434	$62	$496
TDRs collectively evaluated for impairment	155	358	5,064	310	269	6,156	87	6,243
Other loans collectively evaluated for impairment	69,680	39,129	46,090	17,711	47,409	220,019	4,538	224,557
Loans acquired with deteriorated credit quality	1	161	2	–	–	164	3,775	3,939
Total loans	$70,033	$39,885	$51,156	$18,021	$47,678	$226,773	$8,462	$235,235

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to the loan carrying amount. Interest payments are generally recorded as reductions to a loan’s carrying amount while a loan is on nonaccrual and are recognized as interest income upon payoff of the loan. Interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when a loan has demonstrated sustained repayment performance or no amounts are past due and prospects for future payment are no longer in doubt, or when the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2014
Commercial	$78,453	$215	$37	$173	$78,878
Commercial real estate	40,606	50	12	241	40,909
Residential mortgages (a)	50,662	243	211	841	51,957
Credit card	17,403	219	196	40	17,858
Other retail	48,453	222	76	184	48,935
Total loans, excluding covered loans	235,577	949	532	1,479	238,537
Covered loans	6,434	102	430	88	7,054
Total loans	$242,011	$1,051	$962	$1,567	$245,591
December 31, 2013
Commercial	$69,587	$257	$55	$134	$70,033
Commercial real estate	39,459	94	29	303	39,885
Residential mortgages (a)	49,695	358	333	770	51,156
Credit card	17,507	226	210	78	18,021
Other retail	47,156	245	86	191	47,678
Total loans, excluding covered loans	223,404	1,180	713	1,476	226,773
Covered loans	7,693	166	476	127	8,462
Total loans	$231,097	$1,346	$1,189	$1,603	$235,235

(a)	At September 30, 2014, $422 million of loans 30–89 days past due and $3.1 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $440 million and $3.7 billion at December 31, 2013, respectively.

At September 30, 2014, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned, was $273 million ($236 million excluding covered assets). This excludes $623 million of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2014, was $3.0 billion, of which $2.1 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2014
Commercial	$76,688	$1,396	$794	$2,190	$78,878
Commercial real estate	39,591	474	844	1,318	40,909
Residential mortgages (b)	50,817	8	1,132	1,140	51,957
Credit card	17,622	–	236	236	17,858
Other retail	48,569	18	348	366	48,935
Total loans, excluding covered loans	233,287	1,896	3,354	5,250	238,537
Covered loans	6,852	3	199	202	7,054
Total loans	$240,139	$1,899	$3,553	$5,452	$245,591
Total outstanding commitments	$494,015	$2,990	$4,201	$7,191	$501,206
December 31, 2013
Commercial	$68,075	$1,013	$945	$1,958	$70,033
Commercial real estate	38,113	616	1,156	1,772	39,885
Residential mortgages (b)	50,152	5	999	1,004	51,156
Credit card	17,733	–	288	288	18,021
Other retail	47,313	27	338	365	47,678
Total loans, excluding covered loans	221,386	1,661	3,726	5,387	226,773
Covered loans	8,160	18	284	302	8,462
Total loans	$229,546	$1,679	$4,010	$5,689	$235,235
Total outstanding commitments	$470,046	$2,939	$4,812	$7,751	$477,797

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2014, $3.1 billion of GNMA loans 90 days or more past due and $2.5 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.7 billion and $2.6 billion at December 31, 2013, respectively.

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

52	U.S. Bancorp

A summary of impaired loans by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2014
Commercial	$408	$848	$27	$135
Commercial real estate	525	1,037	30	14
Residential mortgages	2,740	3,678	261	–
Credit card	256	256	64	–
Other retail	368	413	47	4
Total impaired loans, excluding GNMA and covered loans	4,297	6,232	429	153
Loans purchased from GNMA mortgage pools	2,478	2,478	51	–
Covered loans	295	607	20	1
Total	$7,070	$9,317	$500	$154
December 31, 2013
Commercial	$382	$804	$36	$54
Commercial real estate	693	1,322	51	40
Residential mortgages	2,767	3,492	308	–
Credit card	310	310	87	–
Other retail	391	593	59	14
Total impaired loans, excluding GNMA and covered loans	4,543	6,521	541	108
Loans purchased from GNMA mortgage pools	2,607	2,607	28	–
Covered loans	452	1,008	30	4
Total	$7,602	$10,136	$599	$112

(a)	Substantially all loans classified as impaired at September 30, 2014 and December 31, 2013, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2014		2013
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$425	$4	$380	$5
Commercial real estate	541	4	819	6
Residential mortgages	2,740	33	2,765	32
Credit card	264	1	347	3
Other retail	373	5	417	7
Total impaired loans, excluding GNMA and covered loans	4,343	47	4,728	53
Loans purchased from GNMA mortgage pools	2,647	29	1,883	22
Covered loans	335	5	519	6
Total	$7,325	$81	$7,130	$81
Nine Months Ended September 30
Commercial	$430	$8	$384	$24
Commercial real estate	598	17	950	27
Residential mortgages	2,744	105	2,744	99
Credit card	281	7	380	12
Other retail	381	13	431	19
Total impaired loans, excluding GNMA and covered loans	4,434	150	4,889	181
Loans purchased from GNMA mortgage pools	2,691	95	1,869	68
Covered loans	389	15	588	21
Total	$7,514	$260	$7,346	$270

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

U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2014			2013
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	448	$28	$26	551	$62	$60
Commercial real estate	27	14	13	48	76	73
Residential mortgages	525	71	70	338	42	42
Credit card	6,708	35	36	6,447	39	38
Other retail	810	18	18	847	21	21
Total loans, excluding GNMA and covered loans	8,518	166	163	8,231	240	234
Loans purchased from GNMA mortgage pools	2,273	278	278	2,315	300	284
Covered loans	18	3	3	38	19	11
Total loans	10,809	$447	$444	10,584	$559	$529
Nine Months Ended September 30
Commercial	1,633	$181	$169	1,962	$150	$140
Commercial real estate	54	33	28	147	193	186
Residential mortgages	1,732	232	231	1,575	214	210
Credit card	20,040	111	112	20,147	122	122
Other retail	2,246	52	52	3,519	86	85
Total loans, excluding GNMA and covered loans	25,705	609	592	27,350	765	743
Loans purchased from GNMA mortgage pools	7,198	816	803	6,450	822	782
Covered loans	38	14	13	109	85	64
Total loans	32,941	$1,439	$1,408	33,909	$1,672	$1,589

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2014, at September 30, 2014, 310 residential mortgages, 49 home equity and second mortgage loans and 1,764 loans purchased from GNMA mortgage pools with outstanding balances of $40 million, $3 million and $231million, respectively, were in a trial period and have estimated post-modification balances of $41 million, $3 million and $232 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

54	U.S. Bancorp

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

Modifications to loans in the covered segment are similar in nature to that described above for non-covered loans, and the evaluation and determination of TDR status is similar, except that acquired loans restructured after acquisition are not considered TDRs for accounting and disclosure purposes if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. Losses associated with the modification on covered loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under loss sharing agreements with the FDIC.

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2014		2013
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	161	$34	143	$37
Commercial real estate	4	–	30	18
Residential mortgages	147	22	303	41
Credit card	1,665	9	1,485	8
Other retail	146	5	278	10
Total loans, excluding GNMA and covered loans	2,123	70	2,239	114
Loans purchased from GNMA mortgage pools	366	41	492	69
Covered loans	4	1	24	25
Total loans	2,493	$112	2,755	$208
Nine Months Ended September 30
Commercial	456	$42	483	$42
Commercial real estate	16	10	72	90
Residential mortgages	424	61	673	100
Credit card	4,586	25	5,109	29
Other retail	489	15	1,164	53
Total loans, excluding GNMA and covered loans	5,971	153	7,501	314
Loans purchased from GNMA mortgage pools	542	63	4,795	615
Covered loans	14	5	49	37
Total loans	6,527	$221	12,345	$966

In addition to the defaults in the table above, for the three and nine months ended September 30, 2014, the Company had a total of 435 and 1,313 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $57 million and $159 million, respectively, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

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

	September 30, 2014				December 31, 2013
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$–	$21	$–	$21	$–	$32	$–	$32
Commercial real estate loans	464	1,093	–	1,557	738	1,494	–	2,232
Residential mortgage loans	2,849	774	–	3,623	3,037	890	–	3,927
Credit card loans	–	4	–	4	–	5	–	5
Other retail loans	–	605	–	605	–	666	–	666
Losses reimbursable by the FDIC (a)	–	–	737	737	–	–	798	798
Unamortized changes in FDIC asset (b)	–	–	507	507	–	–	802	802
Covered loans	3,313	2,497	1,244	7,054	3,775	3,087	1,600	8,462
Foreclosed real estate	–	–	72	72	–	–	97	97
Total covered assets	$3,313	$2,497	$1,316	$7,126	$3,775	$3,087	$1,697	$8,559

(a)	Relates to loss sharing agreements with remaining terms up to five years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

At September 30, 2014 and December 31, 2013, $5 million of the purchased impaired loans included in covered loans were classified as nonperforming assets, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Interest income is recognized on other purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company transfers financial assets in the normal course of business. The majority of the Company’s financial asset transfers are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”), transfers of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. Guarantees provided to certain third parties in connection with the transfer of assets are further discussed in Note 16.

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

56	U.S. Bancorp

a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. In January 2014, the Financial Accounting Standards Board issued accounting guidance for qualified affordable housing projects. This new guidance permits the Company to present the expense on certain qualified affordable housing investments in tax expense rather than noninterest expense. The Company adopted this guidance January 1, 2014, on a prospective basis, because the impact on prior financial statements was not material. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $189 million and $187 million for the three months ended September 30, 2014 and 2013, respectively, and $546 million and $527 million for the nine months ended September 30, 2014 and 2013, respectively. The Company also recognized $262 million and $254 million of investment tax credits for the three months ended September 30, 2014 and 2013, respectively, and $582 million and $454 million for the nine months ended September 30, 2014 and 2013, respectively. The Company recognized $187 million and $247 million of expenses related to all of these investments for the three months ended September 30, 2014 and 2013, respectively, of which $60 million and $87 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $517 million and $686 million of expenses related to all of these investments for the nine months ended September 30, 2014 and 2013, respectively, of which $190 million and $267 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2014	December 31, 2013
Investment carrying amount	$4,385	$4,178
Unfunded capital and other commitments	1,850	1,661
Maximum exposure to loss	8,038	7,390

The Company’s individual net investments in these unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $54 million at September 30, 2014, compared with less than $1 million to $37 million at December 31, 2013.

In addition, the Company sponsors entities to which it transfers tax-advantaged investments to third parties. At September 30, 2014, approximately $2.6 billion of the Company’s assets and $2.0 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $2.5 billion and $1.8 billion, respectively, at December 31, 2013. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2014, $114 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $116 million at December 31, 2013.

U.S. Bancorp

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2014, $4.1 billion of available-for-sale securities and $3.9 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $4.6 billion of available-for-sale securities and $4.6 billion of short-term borrowings at December 31, 2013.

The Company also has noncontrolling financial investments in private investment funds and partnerships considered VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $97 million at September 30, 2014, compared with $98 million at December 31, 2013. The maximum exposure to loss related to these VIEs was $106 million at September 30, 2014 and $107 million at December 31, 2013, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

Note 7	Mortgage Servicing Rights

The Company serviced $224.6 billion of residential mortgage loans for others at September 30, 2014, and $226.8 billion at December 31, 2013, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $49 million and $108 million for the three months ended September 30, 2014 and 2013, respectively, and net gains of $200 million (of which $44 million related to excess servicing rights sold during the second quarter of 2014) and $163 million for the nine months ended September 30, 2014 and 2013, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $178 million and $192 million for the three months ended September 30, 2014 and 2013, respectively, and $551 million and $566 million for the nine months ended September 30, 2014 and 2013, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$2,412	$2,377	$2,680	$1,700
Rights purchased	1	2	3	7
Rights capitalized	109	187	264	674
Rights sold	–	–	(141)	–
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	29	71	(129)	503
Due to revised assumptions or models (b)	15	42	71	33
Other changes in fair value (c)	(105)	(102)	(287)	(340)
Balance at end of period	$2,461	$2,577	$2,461	$2,577

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	September 30, 2014						December 31, 2013
	Down	Down	Down	Up	Up	Up	Down	Down	Down	Up	Up	Up
(Dollars in Millions)	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
MSR portfolio	$(490)	$(212)	$(99)	$84	$157	$297	$(435)	$(199)	$(93)	$82	$154	$287
Derivative instrument hedges	391	196	94	(87)	(167)	(319)	399	194	91	(82)	(157)	(301)
Net sensitivity	$(99)	$(16)	$(5)	$(3)	$(10)	$(22)	$(36)	$(5)	$(2)	$–	$(3)	$(14)

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

58	U.S. Bancorp

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2014				December 31, 2013
(Dollars in Millions)	MRBP	Government	Conventional (b)	Total	MRBP	Government	Conventional (b)	Total
Servicing portfolio	$18,052	$40,600	$163,757	$222,409	$15,896	$41,659	$169,287	$226,842
Fair value	$199	$469	$1,793	$2,461	$180	$500	$2,000	$2,680
Value (bps) (a)	110	116	109	111	113	120	118	118
Weighted-average servicing fees (bps)	37	33	27	29	39	32	29	30
Multiple (value/servicing fees)	2.97	3.52	4.04	3.83	2.90	3.75	4.07	3.93
Weighted-average note rate	4.62%	4.20%	4.15%	4.20%	4.70%	4.24%	4.17%	4.22%
Weighted-average age (in years)	3.7	3.1	3.0	3.1	3.8	2.6	2.5	2.6
Weighted-average expected prepayment (constant prepayment rate)	12.9%	12.4%	10.6%	11.1%	13.5%	11.5%	10.9%	11.2%
Weighted-average expected life (in years)	6.2	6.4	7.0	6.8	6.2	6.9	7.2	7.1
Weighted-average discount rate	11.9%	11.2%	9.6%	10.1%	11.9%	11.2%	9.8%	10.2%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock

At September 30, 2014 and December 31, 2013, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2014				December 31, 2013
	Shares				Shares
	Issued and	Liquidation		Carrying	Issued and	Liquidation		Carrying
(Dollars in Millions)	Outstanding	Preference	Discount	Amount	Outstanding	Preference	Discount	Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$180	$4,756

(a)	The par value of all shares issued and outstanding at September 30, 2014 and December 31, 2013, was $1.00 per share.

Note 9	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2014
Balance at beginning of period	$233	$60	$(225)	$(699)	$(51)	$(682)
Changes in unrealized gains and losses	(21)	–	16	–	–	(5)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	4	4
Reclassification to earnings of realized gains and losses	3	(7)	45	35	–	76
Applicable income taxes	7	3	(23)	(14)	(2)	(29)
Balance at end of period	$222	$56	$(187)	$(678)	$(49)	$(636)
2013
Balance at beginning of period	$185	$84	$(313)	$(1,184)	$(60)	$(1,288)
Changes in unrealized gains and losses	(237)	–	(17)	$38	–	(216)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	13	13
Reclassification to earnings of realized gains and losses	3	(13)	47	62	–	99
Applicable income taxes	89	5	(11)	(38)	(5)	40
Balance at end of period	$41	$76	$(294)	$(1,122)	$(52)	$(1,351)

U.S. Bancorp

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2014
Balance at beginning of period	$(77)	$70	$(261)	$(743)	$(60)	$(1,071)
Changes in unrealized gains and losses	486	–	(19)	–	–	467
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment	–	–	–	–	18	18
Reclassification to earnings of realized gains and losses	(2)	(23)	139	107	–	221
Applicable income taxes	(186)	9	(46)	(42)	(7)	(272)
Balance at end of period	$222	$56	$(187)	$(678)	$(49)	$(636)
2013
Balance at beginning of period	$679	$107	$(404)	$(1,265)	$(40)	$(923)
Changes in unrealized gains and losses	(1,032)	–	33	37	–	(962)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	8	–	–	–	–	8
Foreign currency translation adjustment	–	–	–	–	(20)	(20)
Reclassification to earnings of realized gains and losses	(8)	(50)	142	186	–	270
Applicable income taxes	394	19	(65)	(80)	8	276
Balance at end of period	$41	$76	$(294)	$(1,122)	$(52)	$(1,351)

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings, is as follows:

	Impact to Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2014	2013	2014	2013
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$–	$–	$8	$21	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(3)	(3)	(6)	(13)
	(3)	(3)	2	8	Total before tax

	1	1	(1)	(3)	Applicable income taxes
	(2)	(2)	1	5	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	7	13	23	50	Interest income

	(3)	(5)	(9)	(19)	Applicable income taxes
	4	8	14	31	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(45)	(47)	(139)	(142)	Net interest income

	17	18	53	55	Applicable income taxes
	(28)	(29)	(86)	(87)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(35)	(62)	(107)	(186)	Employee benefits expense

	14	24	42	72	Applicable income taxes
	(21)	(38)	(65)	(114)	Net-of-tax

Total impact to net income	$(47)	$(61)	$(136)	$(165)

60	U.S. Bancorp

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2014	2013	2014	2013
Net income attributable to U.S. Bancorp	$1,471	$1,468	$4,363	$4,380
Preferred dividends	(60)	(61)	(181)	(189)
Impact of preferred stock redemption (a)	–	–	–	(8)
Earnings allocated to participating stock awards	(6)	(7)	(19)	(20)
Net income applicable to U.S. Bancorp common shareholders	$1,405	$1,400	$4,163	$4,163
Average common shares outstanding	1,798	1,832	1,809	1,844
Net effect of the exercise and assumed purchase of stock awards	9	11	10	10
Average diluted common shares outstanding	1,807	1,843	1,819	1,854
Earnings per common share	$.78	$.76	$2.30	$2.26
Diluted earnings per common share	$.78	$.76	$2.29	$2.25

(a)	Represents stock issuance costs originally recorded in capital surplus upon the issuance of the Company’s Series D Non-Cumulative Perpetual Preferred Stock that were reclassified to retained earnings on the redemption date.

Options outstanding at September 30, 2013, to purchase 9 million common shares were not included in the computation of diluted earnings per share for the nine months ended September 30, 2013, because they were antidilutive.

Note 11	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Postretirement				Postretirement
	Pension Plans		Welfare Plan		Pension Plans		Welfare Plan
(Dollars in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$38	$42	$–	$1	$114	$126	$–	$3
Interest cost	50	43	1	1	148	128	3	3
Expected return on plan assets	(51)	(44)	(1)	–	(155)	(132)	(1)	(1)
Prior service cost (credit) and transition obligation (asset) amortization	(2)	(1)	(1)	–	(4)	(4)	(3)	–
Actuarial loss (gain) amortization	39	66	(1)	(3)	118	198	(4)	(8)
Net periodic benefit cost	$74	$106	$(2)	$(1)	$221	$316	$(5)	$(3)

Note 12	Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2014	2013	2014	2013
Federal
Current	$423	$390	$1,334	$1,506
Deferred	10	57	(19)	(35)
Federal income tax	433	447	1,315	1,471
State
Current	101	84	268	161
Deferred	(11)	11	(17)	(3)
State income tax	90	95	251	158
Total income tax provision	$523	$542	$1,566	$1,629

U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2014	2013	2014	2013
Tax at statutory rate	$704	$690	$2,091	$2,061
State income tax, at statutory rates, net of federal tax benefit	62	62	163	102
Tax effect of
Tax credits and benefits, net of related expenses	(186)	(176)	(535)	(394)
Tax-exempt income	(51)	(52)	(154)	(159)
Noncontrolling interests	(5)	13	(15)	42
Other items	(1)	5	16	(23)
Applicable income taxes	$523	$542	$1,566	$1,629

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2014, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.8 billion at September 30, 2014, and $1.3 billion at December 31, 2013.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the nine months ended September 30, 2014, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2014, the Company had $187 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $261 million (net-of-tax) at December 31, 2013. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2014 and the next 12 months are losses of $31 million (net-of-tax) and $121 million (net-of-tax), respectively. These

62	U.S. Bancorp

amounts include gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the nine months ended September 30, 2014, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the nine months ended September 30, 2014. There were no non-derivative debt instruments designated as net investment hedges at September 30, 2014 or December 31, 2013.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. To mitigate the market and liquidity risk associated with these customer derivatives, the Company historically has entered into similar offsetting positions with broker-dealers. In 2014, the Company began to actively manage the risks from its exposure to customer-related interest rate positions on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 16 for further information on the Visa restructuring and related card association litigation.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2014
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,750	$21	3.65	$1,000	$4	9.96
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,972	15	3.73	4,084	351	1.81
Receive fixed/pay floating swaps	5,500	6	.15	–	–	–
Net investment hedges
Foreign exchange forward contracts	1,043	29	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,981	20	.09	1,422	4	.05
Sell	2,691	10	.10	4,077	22	.11
Options
Purchased	2,100	–	.07	–	–	–
Written	2,349	32	.08	8	1	.08
Receive fixed/pay floating swaps	3,375	6	10.22	232	3	10.22
Pay fixed/receive floating swaps	–	–	–	55	–	10.22
Foreign exchange forward contracts	1,049	11	.02	3,576	38	.01
Equity contracts	27	–	1.13	57	1	.72
Credit contracts	1,263	3	3.40	2,288	5	3.04
Other (a)	722	15	.01	1,017	51	1.17
Total	$26,822	$168		$17,816	$480
December 31, 2013
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$500	$22	2.09	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	772	26	6.25	4,288	498	2.46
Receive fixed/pay floating swaps	7,000	26	.84	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	1,056	4	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,310	9	.07	1,025	7	.06
Sell	5,234	58	.08	346	4	.17
Options
Purchased	2,300	–	.07	–	–	–
Written	1,902	17	.07	2	–	.08
Receive fixed/pay floating swaps	–	–	–	3,540	56	10.22
Foreign exchange forward contracts	6,813	24	.02	2,121	4	.02
Equity contracts	79	3	1.62	–	–	–
Credit contracts	1,209	4	4.04	2,352	7	3.08
Total	$28,119	$189		$14,730	$580

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $722 million at September 30, 2014, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. These swap agreements had a total notional value, fair value and weighted average remaining maturity of $295 million, $42 million and 4.01 years at September 30, 2014, respectively.

64	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2014
Interest rate contracts
Receive fixed/pay floating swaps	$16,055	$645	5.94	$8,509	$47	4.33
Pay fixed/receive floating swaps	7,215	54	3.98	16,384	638	5.86
Options
Purchased	4,110	10	3.84	24	–	2.67
Written	24	–	2.67	4,096	10	3.85
Futures
Buy	2,439	–	.25	–	–	–
Sell	334	–	1.28	131	–	.96
Foreign exchange rate contracts
Forwards, spots and swaps	13,349	595	.55	13,212	575	.55
Options
Purchased	751	22	.57	–	–	–
Written	–	–	–	751	22	.57
Total	$44,277	$1,326		$43,107	$1,292
December 31, 2013
Interest rate contracts
Receive fixed/pay floating swaps	$11,717	$600	5.11	$7,291	$106	5.57
Pay fixed/receive floating swaps	6,746	114	6.03	12,361	560	4.90
Options
Purchased	3,489	33	4.53	–	–	–
Written	–	–	–	3,489	33	4.53
Foreign exchange rate contracts
Forwards, spots and swaps	10,970	457	.59	9,975	427	.62
Options
Purchased	364	11	.53	–	–	–
Written	–	–	–	364	11	.53
Total	$33,286	$1,215		$33,480	$1,137

U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$10	$(11)	$(28)	$(30)	$(12)	$22	$(86)	$(88)
Net investment hedges
Foreign exchange forward contracts	$84	(29)	–	–	$93	(23)	–	–

Note: Ineffectiveness on cash flow and net investment hedges was not material for the three and nine months ended September 30, 2014 and 2013.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses)	Three Months		Nine Months
		Ended September 30,		Ended September 30,
(Dollars in Millions)	Recognized in Earnings	2014	2013	2014	2013
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(19)	$–	$(13)	$(7)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	6	33	(69)	569
Purchased and written options	Mortgage banking revenue	64	54	210	200
Receive fixed/pay floating swaps	Mortgage banking revenue	17	(5)	238	(264)
Foreign exchange forward contracts	Commercial products revenue	(24)	(16)	(41)	18
Equity contracts	Compensation expense	–	–	1	1
Credit contracts	Other noninterest income/expense	–	2	–	1
Other	Other noninterest income/expense	1	–	(42)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(20)	13	329	(288)
Pay fixed/receive floating swaps	Other noninterest income	28	(10)	(307)	298
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	13	15	45	36

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $19 million and zero million for the three months ended September 30, 2014 and 2013, respectively, and $13 million and $7 million for the nine months ended September 30, 2014 and 2013, respectively. The ineffective portion was immaterial for the three and nine months ended September 30, 2014 and 2013.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2014, was $868 million. At September 30, 2014, the Company had $697 million of cash posted as collateral against this net liability position.

66	U.S. Bancorp

Note 14	Netting Arrangements for Certain Financial Instruments

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, per current regulations, certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $132.0 billion total notional amount of derivative positions at September 30, 2014, $27.6 billion related to those centrally cleared through clearinghouses and $3.3 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support agreements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.

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

U.S. Bancorp

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
September 30, 2014
Derivative assets (d)	$1,363	$(670)	$693	$(36)	$–	$657
Reverse repurchase agreements	107	–	107	(56)	(51)	–
Securities borrowed	583	–	583	(14)	(551)	18
Total	$2,053	$(670)	$1,383	$(106)	$(602)	$675
December 31, 2013
Derivative assets (d)	$1,349	$(599)	$750	$(21)	$–	$729
Reverse repurchase agreements	87	–	87	(59)	(28)	–
Securities borrowed	723	–	723	–	(698)	25
Total	$2,159	$(599)	$1,560	$(80)	$(726)	$754

(a)	Includes $156 million and $124 million of cash collateral related payables that were netted against derivative assets at September 30, 2014 and December 31, 2013, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $131 million and $55 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at September 30, 2014 and December 31, 2013, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
September 30, 2014
Derivative liabilities (d)	$1,569	$(1,127)	$442	$(36)	$–	$406
Repurchase agreements	686	–	686	(56)	(630)	–
Securities loaned	87	–	87	(14)	(72)	1
Total	$2,342	$(1,127)	$1.215	$(106)	$(702)	$407
December 31, 2013
Derivative liabilities (d)	$1,598	$(1,192)	$406	$(21)	$–	$385
Repurchase agreements	2,059	–	2,059	(59)	(2,000)	–
Securities loaned	–	–	–	–	–	–
Total	$3,657	$(1,192)	$2,465	$(80)	$(2,000)	$385

(a)	Includes $613 million and $717 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2014 and December 31, 2013, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $203 million and $119 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at September 30, 2014 and December 31, 2013, respectively.

Note 15	Fair Values of Assets and Liabilities

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

68	U.S. Bancorp

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the nine months ended September 30, 2014 and 2013, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2014 and 2013, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

U.S. Bancorp

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $4 million net gain and a $5 million net loss for the three months ended September 30, 2014 and 2013, respectively, and a $102 million net gain and a $326 million net loss for the nine months ended September 30, 2014 and 2013, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loans The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses and other valuation techniques. The expected cash flows of loans consider historical prepayment experiences and estimated credit losses and are discounted using current rates offered to borrowers with similar credit characteristics. Generally, loan fair values reflect Level 3 information. Fair value is provided for disclosure purposes only, with the exception of impaired collateral-based loans that are measured at fair value on a non-recurring basis utilizing the underlying collateral fair value.

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

70	U.S. Bancorp

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

The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and swap agreements executed in conjunction with the sale of a portion of its Class B common shares of Visa Inc. (“the Visa swaps”). Refer to Note 16 for further information on the Visa restructuring and related card association litigation. The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above. The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common shares when there are changes in the conversion rate of the Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreements. The fair value of the Visa swaps are calculated using a discounted cash flow methodology which includes unobservable inputs about the timing and settlement amounts related to the resolution of certain Visa related litigation, as the expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swaps. Accordingly, the Visa swaps are classified within Level 3. The Company’s corporate development department determines the valuation for the Visa swaps. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa related litigation contingencies, and the associated escrow funding.

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

U.S. Bancorp

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

72	U.S. Bancorp

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at September 30, 2014:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	20%	14%
Lifetime probability of default rates	–	8	4
Lifetime loss severity rates	15	75	36
Discount margin	2	4	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	10%	6%
Lifetime probability of default rates	4	14	8
Lifetime loss severity rates	20	70	53
Discount margin	1	5	2
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2014:

	Minimum	Maximum	Average
Expected prepayment	10%	20%	11%
Discount rate	9	13	10

Derivatives The Company has two distinct Level 3 derivative portfolios: (i) the Company’s commitments to purchase and originate mortgage loans that meet the requirements of a derivative and (ii) the Company’s asset/liability and customer-related derivatives that are Level 3 due to unobservable inputs related to measurement of risk of nonperformance by the counterparty. In addition, the Company’s Visa swaps are classified within Level 3.

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2014:

	Minimum	Maximum	Average
Expected loan close rate	42%	100%	76%
Inherent MSR value (basis points per loan)	48	214	129

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2014, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 93 percent and 7 percent, respectively.

U.S. Bancorp

The significant unobservable inputs used in the fair value measurement of the Visa swaps are management’s estimate of the probability of certain litigation scenarios, and the timing of the resolution of the related litigation loss estimates in excess, or shortfall, of the Company’s proportional share of escrow funds. An increase in the loss estimate or a delay in the resolution of the related litigation would result in an increase in the derivative liability. A decrease in the loss estimate or an acceleration of the resolution of the related litigation would result in a decrease in the derivative liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2014
Available-for-sale securities
U.S. Treasury and agencies	$1,345	$1,333	$–	$–	$2,678
Mortgage-backed securities
Residential
Agency	–	41,837	–	–	41,837
Non-agency
Prime (a)	–	–	426	–	426
Non-prime (b)	–	–	284	–	284
Commercial
Agency	–	122	–	–	122
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	23	–	–	23
Other	–	558	64	–	622
Obligations of state and political subdivisions	–	5,563	–	–	5,563
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	630	9	–	639
Perpetual preferred securities	–	220	–	–	220
Other investments	235	19	–	–	254
Total available-for-sale	1,580	50,311	783	–	52,674
Mortgage loans held for sale	–	3,918	–	–	3,918
Mortgage servicing rights	–	–	2,461	–	2,461
Derivative assets	–	937	557	(670)	824
Other assets	157	1,026	–	–	1,183
Total	$1,737	$56,192	$3,801	$(670)	$61,060
Derivative liabilities	$–	$1,680	$92	$(1,127)	$645
Short-term borrowings (c)	160	608	–	–	768
Total	$160	$2,288	$92	$(1,127)	$1,413
December 31, 2013
Available-for-sale securities
U.S. Treasury and agencies	$7	$1,038	$–	$–	$1,045
Mortgage-backed securities
Residential
Agency	–	31,553	–	–	31,553
Non-agency
Prime (a)	–	–	478	–	478
Non-prime (b)	–	–	297	–	297
Commercial
Agency	–	152	–	–	152
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	24	–	–	24
Other	–	566	63	–	629
Obligations of state and political subdivisions	–	5,738	–	–	5,738
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	–	631	9	–	640
Perpetual preferred securities	–	212	–	–	212
Other investments	141	20	–	–	161
Total available-for-sale	148	39,940	847	–	40,935
Mortgage loans held for sale	–	3,263	–	–	3,263
Mortgage servicing rights	–	–	2,680	–	2,680
Derivative assets	–	889	515	(599)	805
Other assets	143	588	–	–	731
Total	$291	$44,680	$4,042	$(599)	$48,414
Derivative liabilities	$–	$1,647	$70	$(1,192)	$525
Short-term borrowings (c)	112	551	–	–	663
Total	$112	$2,198	$70	$(1,192)	$1,188

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

74	U.S. Bancorp

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
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$447	$–		$2		$–	$–	$(23)	$–		$–	$426	$2
Non-prime (b)	286	–		6		–	–	(8)	–		–	284	6
Asset-backed securities
Other	66	–		–		–	–	(2)	–		–	64	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	808	–		8	(e)	–	–	(33)	–		–	783	8
Mortgage servicing rights	2,412	(61	) (c)	–		1	–	–	109	(f)	–	2,461	(61	) (c)
Net derivative assets and liabilities	558	95	(d)	–		–	(1)	–	–		(187)	465	(15	) (g)
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$547	$(2)		$(4)		$–	$–	$(41)	$–		$–	$500	$(4)
Non-prime (b)	319	(3)		(4)		–	–	(9)	–		–	303	(4)
Asset-backed securities
Other	40	1		(2)		3	–	(2)	–		–	40	(2)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	915	(4	) (h)	(10	) (e)	3	–	(52)	–		–	852	(10)
Mortgage servicing rights	2,377	11	(c)	–		2	–	–	187	(f)	–	2,577	11	(c)
Net derivative assets and liabilities	423	182	(i)	–		–	(2)	–	–		14	617	55	(j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $7 million included in other noninterest income and $88 million included in mortgage banking revenue.
(e)	Included in changes in unrealized gains and losses on securities available-for-sale.
(f)	Represents MSRs capitalized during the period.
(g)	Approximately $(65) million included in other noninterest income and $50 million included in mortgage banking revenue.
(h)	Approximately $(3) million included in securities gains (losses) and $(1) million included in interest income.
(i)	Approximately $89 million included in other noninterest income and $93 million included in mortgage banking revenue.
(j)	Approximately $(28) million included in other noninterest income and $83 million included in mortgage banking revenue.

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
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$478	$–		$14		$–	$–	$(66)	$–		$–	$426	$14
Non-prime (b)	297	(4)		14		–	–	(23)	–		–	284	14
Asset-backed securities
Other	63	2		1		4	–	(6)	–		–	64	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	847	(2	) (c)	29	(f)	4	–	(95)	–		–	783	29
Mortgage servicing rights	2,680	(345	) (d)	–		3	(141)	–	264	(g)	–	2,461	(345	) (d)
Net derivative assets and liabilities	445	568	(e)	–		1	(1)	–	–		(548)	465	80	(h)
2013
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$624	$(6)		$4		$–	$–	$(122)	$–		$–	$500	$4
Non-prime (b)	355	(11)		13		–	(20)	(34)	–		–	303	14
Asset-backed securities
Other	15	2		(1)		28	–	(4)	–		–	40	(1)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	1,003	(15	) (i)	16	(f)	28	(20)	(160)	–		–	852	17
Mortgage servicing rights	1,700	196	(d)	–		7	–	–	674	(g)	–	2,577	196	(d)
Net derivative assets and liabilities	1,179	(34	) (j)	–		1	(4)	–	–		(525)	617	(218	) (k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $215 million included in other noninterest income and $353 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $30 million included in other noninterest income and $50 million included in mortgage banking revenue.
(i)	Approximately $(13) million included in securities gains (losses) and $(2) million included in interest income.
(j)	Approximately $(122) million included in other noninterest income and $88 million included in mortgage banking revenue.
(k)	Approximately $(301) million included in other noninterest income and $83 million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2014				December 31, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$142	$142	$–	$–	$128	$128
Other assets (b)	–	–	84	84	–	–	150	150

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Loans (a)	$21	$22	$68	$55
Other assets (b)	17	14	51	73

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

76	U.S. Bancorp

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2014			December 31, 2013
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,918	$3,784	$134	$3,263	$3,195	$68
Nonaccrual loans	8	12	(4)	9	14	(5)
Loans 90 days or more past due	2	2	–	–	–	–

Disclosures about Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of September 30, 2014 and December 31, 2013, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2014					December 31, 2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$6,183	$6,183	$–	$–	$6,183	$8,477	$8,477	$–	$–	$8,477
Federal funds sold and securities purchased under resale agreements	168	–	168	–	168	163	–	163	–	163
Investment securities held-to-maturity	44,231	1,905	42,093	96	44,094	38,920	2,589	35,678	101	38,368
Loans held for sale (a)	21	–	–	21	21	5	–	–	5	5
Loans (b)	241,384	–	–	243,700	243,700	230,857	–	–	231,480	231,480
Other financial instruments	2,227	–	944	1,289	2,233	2,443	–	1,080	1,383	2,463
Financial Liabilities
Deposits	273,097	–	273,147	–	273,147	262,123	–	262,200	–	262,200
Short-term borrowings (c)	29,277	–	29,134	–	29,134	26,945	–	26,863	–	26,863
Long-term debt	30,768	–	31,220	–	31,220	20,049	–	20,391	–	20,391
Other liabilities	1,307	–	–	1,307	1,307	1,263	–	–	1,263	1,263

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $433 million and $382 million at September 30, 2014 and December 31, 2013, respectively. The carrying value of other guarantees was $235 million and $278 million at September 30, 2014 and December 31, 2013, respectively.

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

U.S. Bancorp

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At September 30, 2014, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. The Company sold 3.0 million and .4 million of its Class B shares during the second and third quarters of 2014, respectively. These sales do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. The remaining 9.2 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 15.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2014:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$63	$15,201
Third-party borrowing arrangements	–	–	16
Securities lending indemnifications	5,166	–	5,002
Asset sales	–	160	4,040	(a)
Merchant processing	780	66	92,835
Contingent consideration arrangements	–	2	2
Tender option bond program guarantee	4,079	–	3,915
Minimum revenue guarantees	–	7	7
Other	–	–	525

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2014, the value of airline tickets purchased to be delivered at a future date was $6.8 billion. The Company held collateral of $648 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representation and warranties to the GSEs in conjunction with these sales. These representations

78	U.S. Bancorp

and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2014, the Company had reserved $62 million for potential losses from representation and warranty obligations, compared with $83 million at December 31, 2013. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2014	2013	2014	2013
Balance at beginning of period	$69	$190	$83	$240
Net realized losses	(1)	(13)	(13)	(52)
Change in reserve	(6)	(1)	(8)	(12)
Balance at end of period	$62	$176	$62	$176

As of September 30, 2014 and December 31, 2013, the Company had $29 million and $89 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

The Company is currently subject to investigations and examinations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, and various practices related to lender-placed insurance. The Company is also regularly subject to examinations and inquiries in areas of increasing regulatory scrutiny, such as compliance, risk management, third party management, consumer protection, anti-money laundering and Office of Foreign Assets Control requirements. The Company is cooperating fully with these examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses).

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

U.S. Bancorp

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 17	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2014 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

80	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2014			2013
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$93,141	$508	2.18%	$74,988	$453	2.42%	24.2%
Loans held for sale	3,552	36	4.08	4,965	46	3.77	(28.5)
Loans (b)
Commercial	77,345	564	2.89	68,064	543	3.17	13.6
Commercial real estate	40,839	397	3.86	38,501	400	4.12	6.1
Residential mortgages	51,994	502	3.86	49,139	495	4.02	5.8
Credit card	17,753	467	10.45	16,931	429	10.06	4.9
Other retail	48,698	517	4.22	46,994	582	4.91	3.6
Total loans, excluding covered loans	236,629	2,447	4.11	219,629	2,449	4.43	7.7
Covered loans	7,238	96	5.31	9,733	143	5.84	(25.6)
Total loans	243,867	2,543	4.15	229,362	2,592	4.49	6.3
Other earning assets	5,862	27	1.86	5,745	34	2.38	2.0
Total earning assets	346,422	3,114	3.58	315,060	3,125	3.95	10.0
Allowance for loan losses	(4,161)			(4,322)			3.7
Unrealized gain (loss) on investment securities	463			221			*
Other assets	43,099			41,202			4.6
Total assets	$385,823			$352,161			9.6
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$74,126			$68,264			8.6%
Interest-bearing deposits
Interest checking	54,454	9	.07	48,235	7	.07	12.9
Money market savings	66,250	31	.19	55,982	19	.14	18.3
Savings accounts	34,615	11	.13	32,083	12	.14	7.9
Time deposits less than $100,000	11,045	29	1.02	12,495	44	1.37	(11.6)
Time deposits greater than $100,000	30,518	35	.45	35,309	52	.59	(13.6)
Total interest-bearing deposits	196,882	115	.23	184,104	134	.29	6.9
Short-term borrowings	30,961	73	.94	27,495	99	1.42	12.6
Long-term debt	26,658	178	2.67	19,226	178	3.69	38.7
Total interest-bearing liabilities	254,501	366	.57	230,825	411	.71	10.3
Other liabilities	13,379			11,740			14.0
Shareholders’ equity
Preferred equity	4,756			4,756			—
Common equity	38,376			35,180			9.1
Total U.S. Bancorp shareholders’ equity	43,132			39,936			8.0
Noncontrolling interests	685			1,396			(50.9)
Total equity	43,817			41,332			6.0
Total liabilities and equity	$385,823			$352,161			9.6
Net interest income		$2,748			$2,714
Gross interest margin			3.01%			3.24%
Gross interest margin without taxable-equivalent increments			2.95%			3.17%
Percent of Earning Assets
Interest income			3.58%			3.95%
Interest expense			.42			.52
Net interest margin			3.16%			3.43%
Net interest margin without taxable-equivalent increments			3.10%			3.36%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2014			2013
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$87,687	$1,473	2.24%	$74,303	$1,325	2.38%	18.0%
Loans held for sale	2,811	87	4.13	6,659	172	3.45	(57.8)
Loans (b)
Commercial	74,424	1,651	2.96	66,719	1,626	3.26	11.5
Commercial real estate	40,465	1,180	3.90	37,872	1,188	4.19	6.8
Residential mortgages	51,799	1,504	3.88	47,055	1,452	4.12	10.1
Credit card	17,516	1,338	10.21	16,627	1,256	10.10	5.3
Other retail	48,098	1,622	4.51	47,034	1,736	4.93	2.3
Total loans, excluding covered loans	232,302	7,295	4.20	215,307	7,258	4.50	7.9
Covered loans	7,796	352	6.03	10,375	492	6.33	(24.9)
Total loans	240,098	7,647	4.26	225,682	7,750	4.59	6.4
Other earning assets	5,691	89	2.10	7,019	141	2.70	(18.9)
Total earning assets	336,287	9,296	3.69	313,663	9,388	4.00	7.2
Allowance for loan losses	(4,212)			(4,403)			4.3
Unrealized gain (loss) on investment securities	388			785			(50.6)
Other assets	42,584			41,003			3.9
Total assets	$375,047			$351,048			6.8
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$72,274			$67,183			7.6%
Interest-bearing deposits
Interest checking	52,928	26	.07	48,347	26	.07	9.5
Money market savings	62,314	81	.17	54,826	54	.13	13.7
Savings accounts	33,940	35	.14	31,809	38	.16	6.7
Time deposits less than $100,000	11,151	93	1.12	13,082	147	1.50	(14.8)
Time deposits greater than $100,000	31,055	113	.48	33,037	168	.68	(6.0)
Total interest-bearing deposits	191,388	348	.24	181,101	433	.32	5.7
Short-term borrowings	30,362	207	.91	27,736	273	1.32	9.5
Long-term debt	24,864	543	2.92	21,968	587	3.57	13.2
Total interest-bearing liabilities	246,614	1,098	.60	230,805	1,293	.75	6.8
Other liabilities	12,974			12,033			7.8
Shareholders’ equity
Preferred equity	4,756			4,820			(1.3)
Common equity	37,742			34,855			8.3
Total U.S. Bancorp shareholders’ equity	42,498			39,675			7.1
Noncontrolling interests	687			1,352			(49.2)
Total equity	43,185			41,027			5.3
Total liabilities and equity	$375,047			$351,048			6.8
Net interest income		$8,198			$8,095
Gross interest margin			3.09%			3.25%
Gross interest margin without taxable-equivalent increments			3.02%			3.18%
Percent of Earning Assets
Interest income			3.69%			4.00%
Interest expense			.43			.55
Net interest margin			3.26%			3.45%
Net interest margin without taxable-equivalent increments			3.19%			3.38%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

82	U.S. Bancorp

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2014.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Craig E. Gifford
Controller
Dated: November 6, 2014		(Principal Accounting Officer and Duly Authorized Officer)

84	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Earnings

1.	Net income attributable to U.S. Bancorp		$1,471	$4,363

2.	Applicable income taxes, including expense related to unrecognized tax positions		523	1,566

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,994	$5,929

4.	Fixed charges:

	a.	Interest expense excluding interest on deposits*	$250	$747

	b.	Portion of rents representative of interest and amortization of debt expense	28	84

	c.	Fixed charges excluding interest on deposits (4a + 4b)	$278	$831

	d.	Interest on deposits	115	348

	e.	Fixed charges including interest on deposits (4c + 4d)	$393	$1,179

5.	Amortization of interest capitalized		$–	$–

6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,272	6,760

7.	Earnings including interest on deposits (3 + 4e + 5)		2,387	7,108

8.	Fixed charges excluding interest on deposits (4c)		278	831

9.	Fixed charges including interest on deposits (4e)		393	1,179

Ratio of Earnings to Fixed Charges

10.	Excluding interest on deposits (line 6/line 8)		8.17	8.13

11.	Including interest on deposits (line 7/line 9)		6.07	6.03

*	Excludes interest expense related to unrecognized tax positions

U.S. Bancorp	85

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: November 6, 2014

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

Dated: November 6, 2014

U.S. Bancorp	87

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ ANDREW CECERE
Richard K. Davis	Andrew Cecere
Chief Executive Officer	Chief Financial Officer

Dated: November 6, 2014

88	U.S. Bancorp

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

Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q, Form 10-K and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations

800 Nicollet Mall

Minneapolis, MN 55402

investorrelations@usbank.com

Phone: 866-775-9668

Media Requests

Dana Ripley

Senior Vice President, Corporate Communications

dana.ripley@usbank.com

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