Form 10-K
period 2014-12-31
US BANCORP \DE\
filed 2015-02-27
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $78.4 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2015
Common Stock, $.01 par value per share	1,781,189,381

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2014 (2014 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2015 (Proxy Statement)	Part III

PART I

Item 1.	Business

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

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $294 billion in deposits at December 31, 2014, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, leasing financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its markets, and fund administration services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,176 banking offices principally operating in the Midwest and West regions of the United States, through on-line services and over mobile devices. The Company operates a network of 5,022 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico, Brazil and segments of Europe directly or through joint ventures with other financial institutions. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2014, U.S. Bancorp employed 66,750 people.

Competition

The commercial banking business is highly competitive. U.S. Bank National Association competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, investment companies, credit card companies and a variety of other financial services, advisory and technology companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

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

Supervision and Regulation

U.S. Bancorp and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (the “FDIC”), consumers, the stability of the financial system in the United States, and the health of the national economy, and not for investors in bank holding companies such as the Company.

This section summarizes certain provisions of the principal laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described below.

Dodd-Frank Act Substantial changes to the regulation of bank holding companies and their subsidiaries have occurred and will continue to occur as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Changes in applicable law or regulation, and in their application by regulatory agencies, have had and will continue to have a material effect on the business and results of the Company and its subsidiaries.

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

Federal Reserve regulations also provide that, if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in the additional activities in which only financial holding companies may engage. See “Community Reinvestment Act” below. At December 31, 2014, U.S. Bank National Association met the capital, management and CRA requirements necessary to permit the Company to conduct the broader activities permitted for financial holding companies under the GLBA.

The Dodd-Frank Act codified existing Federal Reserve policy requiring the Company to act as a source of financial strength to U.S. Bank National Association, and to commit resources to support this subsidiary in circumstances where it might not otherwise do so. However, because the GLBA provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the Federal Reserve from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that is at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

Enhanced Prudential Standards In March 2014, the Federal Reserve finalized a rule relating to enhanced prudential standards required under the Dodd-Frank Act for bank holding companies with over $50 billion in consolidated assets. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. The rule incorporates the requirement that the Federal Reserve conduct annual supervisory capital adequacy stress tests of covered companies under baseline, adverse and severely adverse scenarios, and requires covered companies to conduct their own capital adequacy stress tests. The rule provides for notification to a covered company as to which the Council has determined to impose a debt-to-equity ratio of no more than 15-to-1, based upon the determination by the Council that (a) such company poses a grave threat to the financial stability of the United States and (b) the imposition of such a requirement is necessary to mitigate the risk that the company poses to the financial stability of the United States.

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

Regulatory Approval for Acquisitions In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the following: the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, under the Dodd-Frank Act, approval of interstate transactions requires that the acquiror satisfy regulatory standards for well-capitalized and well-managed institutions.

Dividend Restrictions The Company is a legal entity separate and distinct from its subsidiaries. Typically, the majority of the Company’s operating funds are received in the form of dividends paid to the Company by U.S. Bank National Association. Federal law imposes limitations on the payment of dividends by national banks.

In general, dividends payable by U.S. Bank National Association and the Company’s trust bank subsidiaries, as national banking associations, are limited by rules that compare dividends to net income for periods defined by regulation.

The OCC, the Federal Reserve and the FDIC also have authority to prohibit or limit the payment of dividends by the banking organizations they supervise (including the Company and U.S. Bank National Association), if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. Subject to exceptions for well-capitalized and well-managed holding companies, Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10 percent of consolidated net worth for any 12-month period.

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

Capital Requirements The Company is subject to regulatory capital requirements established by the Federal Reserve, and U.S. Bank National Association is subject to substantially similar rules established by the OCC. These requirements have changed significantly as a result of standards established by the Basel Committee on Banking Supervision (the “BCBS”), an international organization which has the goal of creating standards for banking regulation, and the implementation of these standards and of relevant provisions of the Dodd-Frank Act by banking regulators in the United States. Minimum regulatory capital levels will significantly increase as these requirements are implemented and phased in.

Prior to 2014, regulatory capital requirements effective for the Company followed the 1988 capital accord of the BCBS known as Basel I. In implementing Basel I, federal banking regulators adopted risk-based capital and leverage rules that require the capital-to-assets ratios of financial institutions to meet certain minimum standards. The risk-based capital ratio is calculated by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), and is used to determine the amount of a financial institution’s total risk-weighted assets (“RWAs”). Under the rules, capital is divided into two tiers: tier 1 capital and tier 2 capital. The amount of tier 2 capital may not exceed the amount of tier 1 capital. Total capital is the sum of tier 1 capital and tier 2 capital. The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as tier 1 capital divided by adjusted average total on-balance sheet assets.

The Federal Reserve and the OCC approved a final rule in 2007 adopting international guidelines established by the BCBS known as Basel II. The Basel II framework consists of three pillars: (a) capital adequacy; (b) supervisory review (including the computation of capital and internal assessment processes); and (c) market discipline (including increased disclosure requirements). In December 2010, the BCBS issued a new set of international standards for determining regulatory capital known as Basel III. The U.S. federal banking regulators published the U.S. Basel III final rule in October 2013 to implement many aspects of these international standards as well as certain provisions of the Dodd-Frank Act. The U.S. Basel III final rule focuses regulatory capital on common equity tier 1 capital, introduces new regulatory adjustments and deductions from capital, narrows the eligibility criteria for regulatory capital instruments and makes other changes to the existing Basel I and Basel II frameworks. Specifically, Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches. As of April 1, 2014, the Company exited its parallel run qualification period, resulting in its capital adequacy now being evaluated against the Basel III methodology that is most restrictive. Previously, the Company was required to calculate its capital adequacy under Basel III using the standardized approach only.

Beginning January 1, 2014, the regulatory capital requirements for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Under the U.S. Basel III final rule, the Company is subject to a minimum common equity tier 1 capital ratio (common equity tier 1 capital to RWA) of 4.5 percent, a minimum tier 1 capital ratio of 6 percent and a minimum total capital ratio of 8 percent on a fully phased-in basis. In addition, the final rule provides that certain new items be deducted from common equity tier 1 capital and certain Basel I deductions be modified. The Company is also subject to a 2.5 percent common equity tier 1 capital conservation buffer and, if deployed, up to a 2.5 percent common equity tier 1 countercyclical buffer on a fully phased-in basis by 2019. The U.S. Basel III final rule establishes a minimum leverage ratio of 4 percent for all U.S. banking organizations. The final rule also subjects banking organizations calculating their capital requirements using advanced approaches, including the Company, to a minimum Basel III supplementary leverage ratio of 3 percent that takes into account certain off-balance sheet exposures.

The U.S. banking regulators also published final regulations in June 2011 implementing the Collins Amendment to the Dodd-Frank Act, which requires that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Prior to 2015, this minimum “capital floor” was based on Basel I. On January 1, 2015, the U.S. Basel III final rule replaced the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer.

In September 2014, U.S banking regulators approved a final rule that enhanced the regulatory Supplemental Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. The Company is required to calculate and report its SLR beginning in the first quarter of 2015; however, the Company is not subject to the minimum SLR requirement until January 1, 2018. The Company believes it currently exceeds the applicable minimum SLR requirement.

For additional information regarding the Company’s regulatory capital, see Capital Management in the Company’s 2014 Annual Report on pages 63-65.

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

The Federal Reserve has issued a final rule specifying how large bank holding companies, including the Company, should incorporate the U.S. Basel III capital standards into their capital plans. Among other things, the final rule requires large bank holding companies to project both their common equity tier 1 capital ratio using the methodology under existing capital guidelines and their common equity tier 1 capital ratio under the U.S. Basel III capital standards, as such standards phase in over the nine-quarter planning horizon.

The Company submitted its 2015 capital plan to the Federal Reserve on January 5, 2015, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than March 31, 2015.

Stress Testing The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require large bank holding companies such as the Company to conduct company-run stress tests and subject them to supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across large U.S. bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank supervisory stress tests employing its adverse and severely adverse stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank Act supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are required to publish the results of the annual supervisory and annual company-run stress tests, respectively, no later than March 31 of each year. In addition, all large bank holding companies are required to submit a mid-cycle company-run stress test employing stress scenarios developed by the Company. The results of this stress test must be submitted to the Federal Reserve for review in early July of each year. The Company is required to publish its results of this stress test no later than the end of September of each year. In 2014, the Federal Reserve began publishing summaries of supervisory stress test results for each large bank holding company under both the adverse and severely adverse stress scenarios developed by the Federal Reserve.

National banks with assets in excess of $50 billion are required to submit annual company-run stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association submitted its stress test in accordance with regulatory requirements on January 5, 2015. The Company is required to publish the results of this stress test no later than March 31, 2015.

In October 2014, the Federal Reserve promulgated new rules that, beginning in 2016, require participating bank holding companies to submit their capital plans and stress testing results on or before April 5. The OCC adopted a final rule in December 2014 with the same reporting deadline of April 5 for company-run stress test results.

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

In October 2014, the federal banking regulators finalized a rule to implement the LCR in the United States. The rule applies the LCR standards to bank holding companies and their U.S. bank subsidiaries calculating their capital requirements using advanced approaches, including the Company and U.S. Bank National Association. The LCR standards in the rule differ in certain respects from the BCBS’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, a different methodology for calculating the LCR and a shorter phase-in schedule that ends on December 31, 2016. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. The BCBS, however, finalized the NSFR standard in October 2014 and U.S. regulators are expected to use this framework as a basis for domestic regulation in the coming months. The BCBS contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.

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

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III rule became effective on January 1, 2015. The regulations apply only to banks and not to bank holding companies such as the Company; however, subject to limitations that may be imposed pursuant to the GLBA, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

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

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions, which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule was to increase the FDIC premiums paid by U.S. Bank National Association. In 2014, the FDIC adopted a final rule revising its deposit insurance assessment system to reflect changes in the regulatory capital rules that go into effect in 2015 and 2018. The rule (a) revises the ratios and ratio thresholds relating to capital evaluations; (b) revises the assessment base calculation for custodial banks; and (c) requires that all highly complex institutions measure counterparty exposure for assessment purposes using the Basel III standardized approach in the regulatory capital rules.

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

Depositor Preference Under federal law, in the event of the liquidation or other resolution of an insured depository institution, the claims of a receiver of the institution for administrative expense and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including holders of publicly issued senior or subordinated debt and depositors in non-domestic offices. As a result, those debtholders and depositors would be treated differently from, and could receive, if anything, substantially less than, the depositors in domestic offices of the depository.

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

Resolution Plans The Federal Reserve and the FDIC have adopted a rule to implement the requirements of the Dodd-Frank Act regarding annual resolution plans for bank holding companies with assets of $50 billion or more (so-called “Living Wills”). The rule requires each covered company to produce a contingency resolution plan for the rapid and orderly resolution of the Company in the event of material financial distress or failure. Resolution plans must include information regarding the manner and extent to which any insured depository institution affiliated with the company is adequately protected from risks arising from the activities of any nonbank subsidiaries of the company; full descriptions of ownership structure, assets, liabilities and contractual obligations of the company; identification of the cross-guarantees tied to different securities; identification of major counterparties; a process for determining to whom the collateral of the company is pledged; and any other information that the Federal Reserve and the FDIC jointly require by rule or order. Plans must analyze baseline, adverse, and severely adverse economic condition impacts. Plans must demonstrate, in the event of material financial distress or failure of the covered company, a reorganization or liquidation of the covered company under the federal bankruptcy code that could be accomplished within a reasonable period of time and in a manner that substantially mitigates the risk that the failure of the covered company would have serious adverse effects on financial stability in the United States. Covered companies and their subsidiaries are subject to more stringent capital, leverage and liquidity requirements or restrictions on growth, activities or operations if they fail to file an acceptable plan (i.e., the plan is determined to not be credible and deficiencies are not cured in a timely manner). Plans must be updated annually.

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

The Company filed its resolution plan pursuant to each rule in December 2014, and will periodically revise its plan as required.

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

Covered transactions between U.S. Bank National Association and its affiliates are also subject to certain collateralization requirements. All covered transactions, including transactions with a third party in which an affiliate of U.S. Bank National Association has a financial interest, must be conducted on market terms. “Covered transactions” are defined to include (a) a loan or extension of credit by a bank subsidiary to an affiliate; (b) a purchase of securities issued to a banking subsidiary by an affiliate; (c) a purchase of assets (unless otherwise exempted by the Federal Reserve) by the banking subsidiary from an affiliate; (d) the acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan; and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate. The Dodd-Frank Act eliminated the special treatment for transactions with financial subsidiaries and added derivative and securities lending transactions to the definition of “covered transactions.”

Anti-Money Laundering and Suspicious Activity The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies, or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act, the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or USA PATRIOT Act.

As implemented by federal banking and securities regulators and the Department of the Treasury, these AML laws obligate depository institutions and broker/dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts held by foreign banks and foreign persons. Depository institutions and broker/dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine such policies and procedures to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non-compliance with AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions against banking organizations with respect to AML laws and some have resulted in substantial penalties, including criminal pleas.

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

Regulation of Brokerage, Investment Advisory and Insurance Activities The Company conducts securities underwriting, dealing and brokerage activities in the United States through U.S. Bancorp Investments, Inc. (“USBII”) and other subsidiaries. These activities are subject to regulations of the Securities and Exchange

Commission (the “SEC”), the Financial Industry Regulatory Authority and other authorities, including state regulators. These regulations generally cover licensing of securities personnel, interactions with customers, trading operations and periodic examinations.

Securities regulators impose capital requirements on USBII and monitor its financial operations with periodic financial reviews. In addition, USBII is a member of the Securities Investor Protection Corporation.

The operations of the First American family of funds, the Company’s proprietary money market fund complex, also are subject to regulation by the SEC. In July 2014, the SEC finalized rules regarding money market fund reform. The final rules require a floating net asset value for institutional prime and tax-free money market funds. The rules also give the board of directors of the money market funds the ability to limit redemptions during periods of stress (allowing for the use of liquidity fees and redemption gates during such times). Other changes include tightened diversification requirements and enhanced disclosure requirements.

The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Regulation of Derivatives and the Swaps Marketplace Under the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) has issued and will continue to issue additional rules regarding the regulation of the swaps marketplace and over-the-counter derivatives. The rules require swap dealers and major swap participants to register with the CFTC and require them to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, and to be subject to certain capital and margin requirements. U.S. Bank National Association is a registered swap dealer.

In addition, in September 2014, the Federal Reserve, the OCC, the FDIC, the Federal Housing Finance Agency, and the Farm Credit Administration issued a joint proposal concerning swap margin and capital requirements. The reproposed rule supersedes the agencies’ previous proposal issued in April 2011, and incorporates many aspects of the international framework for margin requirements for non-centrally cleared derivatives issued in September 2013 by the BCBS and the Board of the International Organization of Securities Commissions. If adopted, the proposed rule would require swap entities regulated by the five agencies to collect minimum amounts of initial margin and variation margin from counterparties to non-cleared swaps and non-cleared, security-based swaps.

Other swaps requirements have been modified by legislation. Section 716 of the Dodd-Frank Act required covered U.S. banks acting as dealers in commodity swaps, equity swaps and certain credit default swaps to “push out” such activities and conduct them through one or more non-bank affiliates. In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 was signed into law, which contains a provision that narrows the push-out requirements in Section 716 only to “structured finance swaps.”

Future regulations will likely impose additional operational and compliance costs, although the ultimate impact of regulations that have not yet been finalized remains unclear.

The Volcker Rule In December 2013, the SEC, the Federal Reserve, the OCC and the FDIC jointly issued a final rule to implement the so-called “Volcker Rule” under the Dodd-Frank Act. The Volcker Rule prohibits banking entities from engaging in proprietary trading, and prohibits certain interests in, or relationships with, hedge funds or private equity funds. The final rule also requires annual attestation by a banking entity’s Chief Executive Officer that the banking entity has in place processes to establish, maintain, enforce, review, test and modify a Compliance Program established in a manner reasonably designed to achieve compliance with the final rule. The final rule became effective on April 1, 2014 and applies to the Company, U.S. Bank National Association and their affiliates.

Financial Privacy Under the requirements imposed by the GLBA, the Company and its subsidiaries are required periodically to disclose to their retail customers the Company’s policies and practices with respect to the sharing of nonpublic customer information with its affiliates and others, and the confidentiality and security of that information. Under the GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in the GLBA.

Incentive-Based Compensation Arrangements In April 2011, the Federal Reserve, the OCC, the FDIC, the SEC, the National Credit Union Administration and the Federal Housing Finance Agency issued a proposed rule under Section 956 of the Dodd-Frank Act that would require the reporting of incentive-based compensation arrangements by a covered financial institution, and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The Company expects that these agencies will issue a new incentive-based compensation rule under the Dodd-Frank Act in 2015.

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

In July 2013, the United States District Court for the District of Columbia, in NACS, et al. v. Board of Governors of the Federal Reserve System, invalidated these regulations, ruling in favor of a group of retailers who argued that the new lower interchange fees had been inappropriately set too high. The United States Court of Appeals for the District of Columbia Circuit, in March 2014, reversed the district court, upheld the vast majority of the regulations, and remanded the matter to the district court for the limited purpose of reviewing the Federal Reserve’s treatment of transaction monitoring costs. In January 2015, the Supreme Court declined to review the Court of Appeals decision, which effectively keeps the final interchange fees rules intact.

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

•

the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, including remittance transfers.

The Company and its subsidiaries, as applicable, are also subject to state consumer lender regulation and various other state laws and regulations designed to protect consumers.

Consumer Financial Protection Bureau Many of the foregoing laws and regulations are subject to change resulting from provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, the Consumer Financial Protection Bureau (the “CFPB”) created by the Dodd-Frank Act has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial law. The CFPB regulates and examines the Company and its bank and other subsidiaries with respect to matters that relate to these laws and consumer financial services and products. The CFPB undertook numerous rule-making and other initiatives in 2014, and will continue to do so in 2015. The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company, U.S. Bank National Association and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.

A number of significant rules that impact many aspects of the lifecycle of a residential mortgage became effective in 2014. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (a) develop and implement procedures to ensure compliance with a new “ability to repay” requirement and identify whether a loan meets a new definition for a “qualified mortgage”; (b) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; and (c) comply with additional rules and restrictions regarding mortgage loan originator compensation and the qualification and registration or licensing of loan originators. Additional rulemaking affecting the residential mortgage business and mortgage disclosures will go into effect in 2015.

The CFPB and other federal agencies have also jointly finalized rules imposing credit risk retention requirements on lenders originating certain mortgage loans, which require sponsors of a securitization to retain at least 5 percent of the credit risk of assets collateralizing asset-backed securities. Residential mortgage-backed securities qualifying as “qualified residential mortgages” will be exempt from the risk retention requirements. The final rule maintains revisions to the proposed rules that cover degrees of flexibility for meeting risk retention requirements and the relationship between “qualified mortgages” and “qualified residential mortgages.” These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company’s mortgage origination and servicing businesses, result in increased compliance costs and affect the streams of revenue of such businesses.

Supervisory Ratings Federal banking regulators regularly examine the Company to evaluate its financial condition and monitor its compliance with laws and regulatory policies. Key products of such exams are supervisory ratings of the Company’s overall condition, commonly referred to as the CAMELS rating for U.S. Bank National Association (which reflects the OCC’s evaluation of certain components of the bank’s condition) and the RFI/C(D) rating for U.S. Bancorp (which reflects the Federal Reserve System’s evaluation of certain components of the holding company’s condition). Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect U.S. Bank National Association’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny on the Company.

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

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2014 Annual Report on page 24 under the heading “Acquisitions”; and on pages 67 to 71 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2014 Annual Report on pages 155 to 165 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2014, the Company’s subsidiaries owned and operated a total of 1,530 facilities and leased an additional 2,053 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

Information in response to this Item 3 can be found in Note 23 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 27, 2015, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed-to-Floating-Rate Exchangeable Non-Cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

6/10/10	U.S. Bancorp	U.S. Bancorp’s 574,622 Depositary Shares ($1,000 per Depositary Share) each representing a 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 1.95% Medium-Term Notes, Series T, due 2018 (CUSIP No. 91159HHE3)

4/20/12	U.S. Bancorp	U.S. Bancorp’s 43,400,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 1.95% Medium-Term Notes, Series T, due 2018 (CUSIP No. 91159HHE3)

5/2/13	U.S. Bancorp	U.S. Bancorp’s 20,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 1.95% Medium-Term Notes, Series T, due 2018 (CUSIP No. 91159HHE3)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.
(b)	Under certain circumstances, upon the direction of the OCC, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of the U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 26, 2014, the Company announced that its Board of Directors had approved a one-year authorization to repurchase up to $2.3 billion of its common stock, from April 1, 2014 through March 31, 2015. Except as otherwise indicated in the table below, all shares repurchased during the fourth quarter of 2014 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	6,090,542	(a)	$41.35	5,965,542	$768
November 1-30	3,390,315		43.81	3,390,313	619
December 1-31	2,223,575		44.81	2,223,575	520

Total	11,704,430	(a)	$42.72	11,579,430	$520

(a)	Includes 125,000 shares of common stock purchased at an average price per share of $38.71, in open market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Retirement Savings Plan.

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2014 Annual Report on page 154 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2014 Annual Report on page 23 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2014 Annual Report on pages 22 to 76 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2014 Annual Report on pages 39 to 65 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2014 Annual Report on pages 77 to 154 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,”

“U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2014 Annual Report on page 76 under the heading “Controls and Procedures” and on pages 77 and 79 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

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

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 57, has served as Chairman of U.S. Bancorp since December 2007, Chief Executive Officer since December 2006 and President since October 2004. He also served as Chief Operating Officer from October 2004 until December 2006. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, as Executive Vice President in 1993.

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 54, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is Vice Chairman and Chief Operating Officer of U.S. Bancorp. Mr. Cecere, 54, has served in this position since January 2015. From February 2007 to January 2015, he served as U.S. Bancorp’s Vice Chairman and Chief Financial Officer. Until that time, he served as Vice Chairman, Wealth Management and Securities Services of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

James L. Chosy

Mr. Chosy is Executive Vice President, General Counsel and Corporate Secretary of U.S. Bancorp. Mr. Chosy, 51, has served in this position since March 2013. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Mr. Dolan, 53, has served in this position since July 2010. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore is Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp. Mr. Elmore, 58, has served in this position since March 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation.

Joseph C. Hoesley

Mr. Hoesley is Vice Chairman, Commercial Real Estate, of U.S. Bancorp. Mr. Hoesley, 60, has served in this position since June 2006. From June 2002 until June 2006, he served as Executive Vice President and National Group Head of Commercial Real Estate at U.S. Bancorp, having previously served as Senior Vice President and Group Head of Commercial Real Estate since joining U.S. Bancorp in 1992.

Pamela A. Joseph

Ms. Joseph is Vice Chairman, Payment Services, of U.S. Bancorp. Ms. Joseph, 55, has served in this position since December 2004. Since November 2004, she has been Chairman and Chief Executive Officer of Elavon Inc., a wholly owned subsidiary of U.S. Bancorp. Prior to that time, she had been President and Chief Operating Officer of Elavon Inc. since February 2000.

P.W. Parker

Mr. Parker is Vice Chairman and Chief Risk Officer of U.S. Bancorp. Mr. Parker, 58, has served in this position since December 2013. From October 2007 until December 2013 he served as Executive Vice President and Chief Credit Officer of U.S. Bancorp. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Payne, 67, has served in this position since November 2010, when he assumed the additional responsibility for Commercial Banking at U.S. Bancorp. From July 2006, when he joined U.S. Bancorp, until November 2010, Mr. Payne served as Vice Chairman, Corporate Banking at U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Katherine B. Quinn

Ms. Quinn is Executive Vice President, Strategy and Corporate Affairs, of U.S. Bancorp. Ms. Quinn, 50, has served in this position since joining U.S. Bancorp in September 2013 and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010. Prior to that time, she served as Chief Marketing and Strategy Officer at The Hartford from 2003 until 2005.

Kathleen A. Rogers

Ms. Rogers is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Ms. Rogers, 49, has served in this position since January 2015. From June 2005 until January 2015, she served as U.S. Bancorp’s Executive Vice President, Business Line Reporting and Planning, having served in various financial roles at U.S. Bancorp since joining the company in 1987.

Mark G. Runkel

Mr. Runkel is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 38, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.

Kent V. Stone

Mr. Stone is Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp. Mr. Stone, 57, has served in this position since March 2013. He served as an Executive Vice President of U.S. Bancorp from 2000 to 2013, most recently with responsibility for Consumer Banking Support Services since 2006, and held other senior leadership positions with U.S. Bancorp since 1991.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 49, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

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

Information in response to this Item 12 can be found in the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2014 and 2013

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2014

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2014

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2014

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2014

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

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

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.2 to Form 8-K filed on June 20, 2013.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on December 10, 2013.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2)10.6(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.6(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.6(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.6(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.6(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.6(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.6(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.6(l) to Form 10-K for the year ended December 31, 2013.

(1)(2)10.7(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.8(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.8(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.9(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.10(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.10(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.11(a)

Form of Executive Severance Agreement, effective November 16, 2001, between

U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.11(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.12	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.13	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.14	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.

(1)(2)10.15	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.17	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.18(a)	Employment Agreement dated May 7, 2001, with Pamela A. Joseph. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2007.

(1)(2)10.18(b)	Amendment to Employment Agreement with Pamela A. Joseph dated as of December 31, 2008. Filed as Exhibit 10.7(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.19	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.20	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.21	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.22	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.23	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.24	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2)10.25	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2)10.26	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.27	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(1)(2)10.28	Form of Restricted Stock Unit Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.29	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.31	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.32	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2012.

(1)(2)10.34	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2013.

(1)(2)10.35	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2014.

(1)(2)10.36	Form of 2010 Retention Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 18, 2010.

(1)(2)10.37	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.38	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.39	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2014 Annual Report, pages 22 through 168.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2015, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ RICHARD K. DAVIS
Richard K. Davis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ RICHARD K. DAVIS
Richard K. Davis,
Chairman, President, and Chief Executive Officer (principal executive officer)

/s/ KATHLEEN A. ROGERS
Kathleen A. Rogers,
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

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

JOEL W. JOHNSON*
Joel W. Johnson, Director

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

Signature and Title

JERRY W. LEVIN*
Jerry W. Levin, Director

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

PATRICK T. STOKES*
Patrick T. Stokes, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

SCOTT W. WINE*
Scott W. Wine, Director

*	James L. Chosy, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 27, 2015

By:	/s/ JAMES L. CHOSY
James L. Chosy
Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary