Form 10-K/A
period 2014-12-31
US BANCORP \DE\
filed 2015-03-02
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed by U.S. Bancorp to amend its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on February 27, 2015 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to include the information set forth under the heading “Forward-Looking Statements” in “Item 1. Business,” which was inadvertently omitted from the Original Filing.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

PART I

Item 1.	Business

Forward-Looking Statements

THE FOLLOWING INFORMATION APPEARS IN ACCORDANCE WITH THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk. For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” and “Risk Factors” in the Company’s 2014 Annual Report. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

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

PART IV

Item 15 – Exhibits and Financial Statement Schedules

3. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2015, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ Richard K. Davis
Richard K. Davis Chairman, President and Chief Executive Officer