Form 10-Q
period 2015-03-31
US BANCORP \DE\
filed 2015-05-06
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock, $0.01 Par Value	1,773,034,982 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,752	$2,706	1.7%
Noninterest income	2,154	2,103	2.4
Securities gains (losses), net	–	5	*
Total net revenue	4,906	4,814	1.9
Noninterest expense	2,665	2,544	4.8
Provision for credit losses	264	306	(13.7)
Income before taxes	1,977	1,964	.7
Taxable-equivalent adjustment	54	56	(3.6)
Applicable income taxes	479	496	(3.4)
Net income	1,444	1,412	2.3
Net (income) loss attributable to noncontrolling interests	(13)	(15)	13.3
Net income attributable to U.S. Bancorp	$1,431	$1,397	2.4
Net income applicable to U.S. Bancorp common shareholders	$1,365	$1,331	2.6
Per Common Share
Earnings per share	$.77	$.73	5.5%
Diluted earnings per share	.76	.73	4.1
Dividends declared per share	.245	.230	6.5
Book value per share	22.20	20.48	8.4
Market value per share	43.67	42.86	1.9
Average common shares outstanding	1,781	1,818	(2.0)
Average diluted common shares outstanding	1,789	1,828	(2.1)
Financial Ratios
Return on average assets	1.44%	1.56%
Return on average common equity	14.1	14.6
Net interest margin (taxable-equivalent basis) (a)	3.08	3.35
Efficiency ratio (b)	54.3	52.9
Net charge-offs as a percent of average loans outstanding	.46	.59
Average Balances
Loans	$247,950	$235,859	5.1%
Loans held for sale	4,338	2,626	65.2
Investment securities (c)	100,712	82,216	22.5
Earning assets	360,841	326,226	10.6
Assets	401,836	364,312	10.3
Noninterest-bearing deposits	74,511	70,824	5.2
Deposits	278,460	257,479	8.1
Short-term borrowings	29,497	29,490	–
Long-term debt	34,436	22,131	55.6
Total U.S. Bancorp shareholders’ equity	44,078	41,761	5.5

	March 31, 2015	December 31, 2014
Period End Balances
Loans	$245,301	$247,851	(1.0)%
Investment securities	102,423	101,043	1.4
Assets	410,233	402,529	1.9
Deposits	286,601	282,733	1.4
Long-term debt	35,104	32,260	8.8
Total U.S. Bancorp shareholders’ equity	44,277	43,479	1.8
Asset Quality
Nonperforming assets	$1,696	$1,808	(6.2)%
Allowance for credit losses	4,351	4,375	(.5)
Allowance for credit losses as a percentage of period-end loans	1.77%	1.77%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.6%	9.7%
Tier 1 capital	11.1	11.3
Total risk-based capital	13.3	13.6
Leverage	9.3	9.3
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.3	12.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)	9.2	9.0
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)	11.8	11.8
Tangible common equity to tangible assets (d)	7.6	7.5
Tangible common equity to risk-weighted assets (d)	9.3	9.3

*	Not meaningful
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 31.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.4 billion for the first quarter of 2015, or $0.76 per diluted common share, compared with $1.4 billion, or $0.73 per diluted common share, for the first quarter of 2014. Return on average assets and return on average common equity were 1.44 percent and 14.1 percent, respectively, for the first quarter of 2015, compared with 1.56 percent and 14.6 percent, respectively, for the first quarter of 2014.

Total net revenue, on a taxable-equivalent basis, for the first quarter of 2015 was $92 million (1.9 percent) higher than the first quarter of 2014, reflecting a 1.7 percent increase in net interest income and a 2.2 percent increase in noninterest income. The increase in net interest income from the first quarter of 2014 was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin. The noninterest income increase was primarily due to higher revenue in most fee businesses and higher equity investment gains in other income.

Noninterest expense in the first quarter of 2015 was $121 million (4.8 percent) higher than the first quarter of 2014, primarily due to higher compensation expense, reflecting the impact of merit increases, the June 2014 acquisition of the Chicago-area branch banking operations of the Charter One Bank franchise (“Charter One”), and higher staffing for risk, compliance and internal audit activities, as well as increased employee benefits expense due to higher pension costs, and higher expense related to mortgage servicing activities.

The provision for credit losses for the first quarter of 2015 of $264 million was $42 million (13.7 percent) lower than the first quarter of 2014. Net charge-offs in the first quarter of 2015 were $279 million, compared with $341 million in the first quarter of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, in the first quarter of 2015 was $2.8 billion, an increase of $46 million (1.7 percent) over the first quarter of 2014. The increase from a year ago was principally the result of growth in average earning assets and lower cost core deposit funding, partially offset by lower rates on new loans and investment securities and lower loan fees. Average earning assets were $34.6 billion (10.6 percent) higher in the first quarter of 2015, compared with the first quarter of 2014, driven by increases of $18.5 billion (22.5 percent) in investment securities and $12.1 billion (5.1 percent) in loans. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2015 was 3.08 percent, compared with 3.35 percent in the first quarter of 2014. The decrease in the net interest margin from the first quarter of 2014 primarily reflected growth in the investment portfolio at lower average rates, as well as lower reinvestment rates on investment securities, lower loan fees due to the approximately $50 million decrease related to the previously communicated wind down of the short-term, small-dollar deposit advance product, Checking Account Advance (“CAA”), lower rates on new loans and a change in loan portfolio mix, partially offset by lower funding costs. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average investment securities in the first quarter of 2015 were $18.5 billion (22.5 percent) higher than the first quarter of 2014, primarily due to purchases of U.S. government and agency-backed securities, net of prepayments and maturities, to support liquidity coverage ratio regulatory requirements.

Average total loans for the first quarter of 2015 were $12.1 billion (5.1 percent) higher than the first quarter of 2014, the result of growth in commercial loans (15.1 percent), commercial real estate loans (6.5 percent), credit card loans (2.4 percent) and other retail loans (3.5 percent), driven by higher demand for loans from new and existing customers. The increases were partially offset by declines in residential mortgages (0.3 percent) and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (37.5 percent), a run-off portfolio. Average loans acquired in FDIC-assisted transactions that are covered by loss

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31,
(Dollars in Millions)	2015	2014	Percent Change
Credit and debit card revenue	$241	$239	.8%
Corporate payment products revenue	170	173	(1.7)
Merchant processing services	359	356	.8
ATM processing services	78	78	–
Trust and investment management fees	322	304	5.9
Deposit service charges	161	157	2.5
Treasury management fees	137	133	3.0
Commercial products revenue	200	205	(2.4)
Mortgage banking revenue	240	236	1.7
Investment products fees	47	46	2.2
Securities gains (losses), net	–	5	*
Other	199	176	13.1
Total noninterest income	$2,154	$2,108	2.2%

*	Not meaningful.

sharing agreements with the FDIC (“covered” loans) decreased to $5.2 billion in the first quarter of 2015, compared with $8.3 billion in the same period of 2014, as a result of the expiration of the loss sharing agreements on commercial and commercial real estate assets at the end of 2014.

Average total deposits for the first quarter of 2015 were $21.0 billion (8.1 percent) higher than the first quarter of 2014. Average noninterest-bearing deposits increased $3.7 billion (5.2 percent) over the prior year, primarily in Consumer and Small Business Banking, as well as Wholesale Banking and Commercial Real Estate, partially offset by a decrease in corporate trust balances. Average total savings deposits were $20.8 billion (14.5 percent) higher, the result of growth in Consumer and Small Business Banking, including the $3.3 billion impact of the Charter One branch acquisitions, corporate trust, and Wholesale Banking and Commercial Real Estate balances. Average time deposits less than $100,000 were $1.0 billion (9.0 percent) lower in the first quarter of 2015, compared with the same period of 2014, due to maturities, while average time deposits greater than $100,000 were $2.5 billion (8.0 percent) lower, primarily due to declines in Wholesale Banking and Commercial Real Estate, corporate trust and Consumer and Small Business Banking balances. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Provision for Credit Losses The provision for credit losses for the first quarter of 2015 decreased $42 million (13.7 percent), from the first quarter of 2014. Net charge-offs decreased $62 million (18.2 percent) in the first quarter of 2015, compared with the same period of the prior year, reflecting improvements in residential mortgages, home equity and second mortgages, as well as construction and development, credit card, and other retail loans. The provision for credit losses was lower than net charge-offs by $15 million in the first quarter of 2015, compared with $35 million lower than net charge-offs in the first quarter of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2015 was $2.2 billion, an increase of $46 million (2.2 percent), compared with the first quarter of 2014. The increase from a year ago was due to increases in the majority of fee revenue categories and higher equity investment gains in other income, partially offset by small reductions in commercial products revenue and corporate payment products revenue. In particular, trust and investment management fees increased $18 million (5.9 percent), reflecting account growth and improved market conditions. Merchant processing service fees reflected a growth rate of 0.8 percent inclusive of the impact of foreign currency rate changes. Excluding the impact of foreign currency rate changes, the growth would have been approximately 5.0 percent. The decrease in commercial products revenue of $5 million (2.4 percent) was primarily due to lower wholesale transaction activity, including standby letters of credit and syndication fees, and lower commercial leasing revenue, partially offset by increased bond underwriting fees.

Noninterest Expense Noninterest expense in the first quarter of 2015 was $2.7 billion, an increase of $121 million (4.8 percent), compared with the first quarter of 2014. The increase in noninterest expense from a year ago was primarily the result of higher compensation, employee benefits and other expenses. The increase in

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2015	2014	Percent Change
Compensation	$1,179	$1,115	5.7%
Employee benefits	317	289	9.7
Net occupancy and equipment	247	249	(.8)
Professional services	77	83	(7.2)
Marketing and business development	70	79	(11.4)
Technology and communications	214	211	1.4
Postage, printing and supplies	82	81	1.2
Other intangibles	43	49	(12.2)
Other	436	388	12.4
Total noninterest expense	$2,665	$2,544	4.8%
Efficiency ratio (a)	54.3%	52.9%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

compensation expense of $64 million (5.7 percent) reflected the impact of merit increases, the Charter One branch acquisitions, and higher staffing for risk, compliance and internal audit activities, and commissions related to mortgage production. The increase in employee benefits expense of $28 million (9.7 percent) was driven by higher pension costs. The increase in other expense of $48 million (12.4 percent) was primarily due to mortgage servicing-related expenses.

Income Tax Expense The provision for income taxes was $479 million (an effective rate of 24.9 percent) for the first quarter of 2015, compared with $496 million (an effective rate of 26.0 percent) for the first quarter of 2014. The decrease was the result of resolution of certain tax matters. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $245.3 billion at March 31, 2015, compared with $247.9 billion at December 31, 2014, a decrease of $2.6 billion (1.0 percent). The decrease was driven primarily by the transfer of approximately $3 billion of student loans from the loan portfolio to loans held for sale at the end of the first quarter of 2015, based on the Company’s intent to sell these loans.

Credit card loans decreased $1.0 billion (5.5 percent) at March 31, 2015, compared with December 31, 2014, primarily the result of customers seasonally paying down balances.

Residential mortgages held in the loan portfolio decreased $530 million (1.0 percent) at March 31, 2015, compared with December 31, 2014, reflecting higher loan prepayments due to the low interest rate environment. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, the loan is transferred to loans held for sale.

Partially offsetting these decreases was an increase in commercial loans of $2.4 billion (2.9 percent) at March 31, 2015, compared with December 31, 2014, reflecting higher demand from new and existing customers.

In addition, excluding student loans, other retail loans increased $289 million (0.6 percent) at March 31, 2015, compared with December 31, 2014. The increase was driven primarily by higher auto and installment loan balances, partially offset by decreases in other loan categories.

Loans Held for Sale Loans held for sale, consisting of residential mortgages and other loans to be sold in the secondary market, were $8.0 billion at March 31, 2015, compared with $4.8 billion at December 31, 2014. The increase in loans held for sale was principally due to the transfer of the student loan balances to loans held for sale at the end of the first quarter of 2015, as well as an increase in residential mortgage loans held for sale balances due to a higher level of mortgage loan closings.

Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $102.4 billion at March 31, 2015, compared with $101.0 billion at December 31, 2014. The $1.4 billion (1.4 percent) increase reflected $1.2 billion of net investment purchases and a $208 million favorable

U.S. Bancorp	5

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2015 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$421	$421	.7	2.39%	$80	$80	.2	1.36%
Maturing after one year through five years	1,384	1,403	3.2	1.39	1,097	1,112	3.4	1.42
Maturing after five years through ten years	654	667	7.2	2.51	1,510	1,525	7.5	2.20
Maturing after ten years	101	101	18.1	1.41	57	57	10.4	1.76
Total	$2,560	$2,592	4.4	1.84%	$2,744	$2,774	5.7	1.86%
Mortgage-Backed Securities (a)
Maturing in one year or less	$1,373	$1,378	.7	1.43%	$757	$758	.7	1.35%
Maturing after one year through five years	38,616	39,090	3.7	1.84	38,155	38,508	3.6	1.97
Maturing after five years through ten years	5,737	5,807	5.9	1.78	3,777	3,810	5.7	1.33
Maturing after ten years	515	516	11.5	1.24	112	111	11.6	1.20
Total	$46,241	$46,791	4.0	1.81%	$42,801	$43,187	3.7	1.90%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$1	$1	.3	.79%
Maturing after one year through five years	266	276	3.2	1.52	7	10	3.1	.86
Maturing after five years through ten years	355	362	6.5	2.10	5	6	6.4	.87
Maturing after ten years	–	–	–	–	–	6	19.1	.79
Total	$621	$638	5.1	1.86%	$13	$23	4.3	.86%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$1,160	$1,181	.5	6.69%	$–	$–	.5	9.64%
Maturing after one year through five years	3,737	3,956	2.0	6.70	1	1	2.9	8.49
Maturing after five years through ten years	480	489	6.9	4.50	1	1	7.3	7.92
Maturing after ten years	100	109	14.5	7.07	7	7	10.9	2.52
Total	$5,477	$5,735	2.3	6.51%	$9	$9	9.2	4.08%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–	9	9	2.0	1.44
Maturing after five years through ten years	–	–	–	–	21	20	5.6	1.00
Maturing after ten years	690	628	18.2	2.48	–	–	–	–
Total	$690	$628	18.2	2.48%	$30	$29	4.5	1.13%
Other Investments	$392	$442	11.5	2.36%	$–	$–	–	–%
Total investment securities (d)	$55,981	$56,826	4.1	2.29%	$45,597	$46,022	3.8	1.90%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.3 years at December 31, 2014, with a corresponding weighted-average yield of 2.32 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at December 31, 2014, with a corresponding weighted-average yield of 1.92 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2015		December 31, 2014
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$5,304	5.2%	$5,339	5.3%
Mortgage-backed securities	89,042	87.7	87,645	87.3
Asset-backed securities	634	.6	638	.6
Obligations of state and political subdivisions	5,486	5.4	5,613	5.6
Other debt securities and investments	1,112	1.1	1,171	1.2
Total investment securities	$101,578	100.0%	$100,406	100.0%

change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2015, the Company’s net unrealized gains on available-for-sale securities were $845 million, compared with $637 million at December 31, 2014. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $218 million at March 31, 2015, compared with $343

6	U.S. Bancorp

million at December 31, 2014. At March 31, 2015, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

In December 2013, U.S. banking regulators approved final rules that prohibit banks from holding certain types of investments, such as investments in hedge and certain private equity funds. The Company does not anticipate the implementation of these final rules will require any significant liquidation of securities held or impairment charges. Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $286.6 billion at March 31, 2015, compared with $282.7 billion at December 31, 2014, the result of increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Savings account balances increased $1.8 billion (5.0 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking, including an increase in new accounts and increased balances from existing customers. Interest checking balances increased $1.4 billion (2.6 percent) primarily due to higher Consumer and Small Business Banking, and Wholesale Banking and Commercial Real Estate balances, partially offset by lower corporate trust balances. Noninterest-bearing deposits increased $1.9 billion (2.5 percent) at March 31, 2015, compared with December 31, 2014, primarily due to higher Wholesale Banking and Commercial Real Estate and seasonally higher mortgage escrow-related balances. Time deposits less than $100,000 decreased $435 million (4.1 percent) at March 31, 2015, compared with December 31, 2014, primarily due to lower Consumer and Small Business Banking balances, the result of maturities. Time deposits greater than $100,000 decreased $430 million (1.5 percent) at March 31, 2015, compared with December 31, 2014, primarily due to lower corporate trust balances, partially offset by higher Wholesale Banking and Commercial Real Estate balances. Time deposits greater than $100,000 are managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $28.2 billion at March 31, 2015, compared with $29.9 billion at December 31, 2014. The $1.7 billion (5.6 percent) decrease in short-term borrowings was primarily due to lower commercial paper and other short-term borrowings balances. Long-term debt was $35.1 billion at March 31, 2015, compared with $32.3 billion at December 31, 2014. The $2.8 billion (8.8 percent) increase was primarily due to the issuance of $2.3 billion of bank notes and a $1.0 billion increase in Federal Home Loan Bank advances, partially offset by $500 million of medium-term note maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Executive Risk Committee (“ERC”), which is chaired by the Chief Risk Officer and includes the Chief Executive Officer and other members of the executive management team, oversees execution against the risk management framework and risk appetite statements. The ERC focuses on current and emerging risks, including strategic and reputational risks, by directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the

U.S. Bancorp	7

possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the potential that negative publicity or press regarding the Company’s operations, business practices or products, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of these factors.

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

Management provides various risk reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings. The Risk Management Committee oversees the Company’s credit risk management process.

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due

8	U.S. Bancorp

and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a more detailed discussion on credit risk management processes.

The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans. The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment. At March 31, 2015, approximately $3.3 billion of the commercial loans outstanding were to customers in energy-related businesses, compared with $3.1 billion at December 31, 2014. The recent decline in energy prices has resulted in deterioration to some of these loans; however, its impact has not been material to the Company.

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20 - or 10-year amortization period, respectively. At March 31, 2015, substantially all of the Company’s home equity lines were in the draw period, with approximately 85 percent entering the amortization period in 2020 or later. Approximately $219 million of the outstanding home equity line balances at March 31, 2015, will enter the amortization period within the next 12 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

The covered loan segment represents loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC that greatly reduce the risk of future credit losses to the Company. Key risk characteristics for covered segment loans are consistent

U.S. Bancorp	9

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at March 31, 2015:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,839	$36,060	$37,899	86.2%
Over 80% through 90%	162	2,968	3,130	7.1
Over 90% through 100%	133	1,187	1,320	3.0
Over 100%	174	1,362	1,536	3.5
No LTV available	–	72	72	.2
Total	$2,308	$41,649	$43,957	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$552	$552	46.3%
Over 80% through 90%	–	190	190	16.0
Over 90% through 100%	–	165	165	13.9
Over 100%	–	284	284	23.8
No LTV available	–	–	–	–
Total	$–	$1,191	$1,191	100.0%
Other Borrowers
Less than or equal to 80%	$4	$417	$421	54.3%
Over 80% through 90%	–	131	131	16.9
Over 90% through 100%	–	69	69	8.9
Over 100%	–	154	154	19.9
No LTV available	–	–	–	–
Total	$4	$771	$775	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$5,166	$5,166	100.0%
Total
Less than or equal to 80%	$1,843	$37,029	$38,872	76.1%
Over 80% through 90%	162	3,289	3,451	6.8
Over 90% through 100%	133	1,421	1,554	3.0
Over 100%	174	1,800	1,974	3.9
No LTV available	–	72	72	.1
Loans purchased from GNMA mortgage pools (a)	–	5,166	5,166	10.1
Total	$2,312	$48,777	$51,089	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$9,441	$624	$10,065	66.5%
Over 80% through 90%	2,196	218	2,414	15.9
Over 90% through 100%	1,086	109	1,195	7.9
Over 100%	1,152	150	1,302	8.6
No LTV/CLTV available	145	16	161	1.1
Total	$14,020	$1,117	$15,137	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$35	$26	$61	26.9%
Over 80% through 90%	12	17	29	12.8
Over 90% through 100%	11	24	35	15.4
Over 100%	24	76	100	44.0
No LTV/CLTV available	–	2	2	.9
Total	$82	$145	$227	100.0%
Other Borrowers
Less than or equal to 80%	$347	$12	$359	72.5%
Over 80% through 90%	79	9	88	17.8
Over 90% through 100%	23	3	26	5.3
Over 100%	19	3	22	4.4
No LTV/CLTV available	–	–	–	–
Total	$468	$27	$495	100.0%
Total
Less than or equal to 80%	$9,823	$662	$10,485	66.1%
Over 80% through 90%	2,287	244	2,531	16.0
Over 90% through 100%	1,120	136	1,256	7.9
Over 100%	1,195	229	1,424	9.0
No LTV/CLTV available	145	18	163	1.0
Total	$14,570	$1,289	$15,859	100.0%

10	U.S. Bancorp

At March 31, 2015 and December 31, 2014, approximately $1.2 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination. In addition to residential mortgages, at March 31, 2015, $227 million of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $238 million at December 31, 2014. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.3 percent of total assets at March 31, 2015, compared with 0.4 percent at December 31, 2014. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $823 million in loans with negative-amortization payment options at March 31, 2015, compared with $850 million at December 31, 2014. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $15.9 billion at March 31, 2015, unchanged from December 31, 2014, and included $5.0 billion of home equity lines in a first lien position and $10.9 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2015, included approximately $4.2 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2015:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,176	$6,694	$10,870
Percent 30 - 89 days past due	.30%	.49%	.42%
Percent 90 days or more past due	.05%	.10%	.08%
Weighted-average CLTV	76%	73%	75%
Weighted-average credit score	750	744	746

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U.S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2015	December 31, 2014
Commercial
Commercial	.06%	.05%
Lease financing	–	–
Total commercial	.05	.05
Commercial Real Estate
Commercial mortgages	.02	.02
Construction and development	.24	.14
Total commercial real estate	.07	.05
Residential Mortgages (a)	.33	.40
Credit Card	1.19	1.13
Other Retail
Retail leasing	–	.02
Other	.17	.17
Total other retail (b)	.15	.15
Total loans, excluding covered loans	.22	.23
Covered Loans	7.01	7.48
Total loans	.36%	.38%

90 days or more past due including nonperforming loans	March 31, 2015	December 31, 2014
Commercial	.16%	.19%
Commercial real estate	.58	.65
Residential mortgages (a)	1.95	2.07
Credit card	1.32	1.30
Other retail (b)	.55	.53
Total loans, excluding covered loans	.77	.83
Covered loans	7.25	7.74
Total loans	.91%	.97%

(a)	Delinquent loan ratios exclude $3.0 billion at March 31, 2015, and $3.1 billion at December 31, 2014, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 7.82 percent at March 31, 2015, and 8.02 percent at December 31, 2014.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..85 percent at March 31, 2015, and .84 percent at December 31, 2014.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $880 million ($521 million excluding covered loans) at March 31, 2015, compared with $945 million ($550 million excluding covered loans) at December 31, 2014. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.36 percent (0.22 percent excluding covered loans) at March 31, 2015, compared with 0.38 percent (0.23 percent excluding covered loans) at December 31, 2014.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Residential Mortgages (a)
30-89 days	$188	$221	.38%	.43%
90 days or more	170	204	.33	.40
Nonperforming	825	864	1.61	1.67
Total	$1,183	$1,289	2.32%	2.50%
Credit Card
30-89 days	$203	$229	1.16%	1.24%
90 days or more	209	210	1.19	1.13
Nonperforming	22	30	.13	.16
Total	$434	$469	2.48%	2.53%
Other Retail
Retail Leasing
30-89 days	$7	$11	.12%	.18%
90 days or more	–	1	–	.02
Nonperforming	1	1	.02	.02
Total	$8	$13	.14%	.22%
Home Equity and Second Mortgages
30-89 days	$64	$85	.41%	.54%
90 days or more	40	42	.25	.26
Nonperforming	170	170	1.07	1.07
Total	$274	$297	1.73%	1.87%
Other (b)
30-89 days	$107	$142	.44%	.51%
90 days or more	28	32	.11	.12
Nonperforming	16	16	.06	.06
Total	$151	$190	.61%	.69%

(a)	Excludes $362 million of loans 30-89 days past due and $3.0 billion of loans 90 days or more past due at March 31, 2015, purchased from GNMA mortgage pools that continue to accrue interest, compared with $431 million and $3.1 billion at December 31, 2014, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	March 31, 2015	December 31, 2014
Prime Borrowers
30-89 days	.30%	.33%
90 days or more	.29	.35
Nonperforming	1.38	1.42
Total	1.97%	2.10%
Sub-Prime Borrowers
30-89 days	3.78%	5.12%
90 days or more	2.77	3.41
Nonperforming	16.29	16.73
Total	22.84%	25.26%
Other Borrowers
30-89 days	1.42%	1.37%
90 days or more	.90	1.13
Nonperforming	3.36	3.50
Total	5.68%	6.00%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	March 31, 2015	December 31, 2014
Prime Borrowers
30-89 days	.36%	.47%
90 days or more	.23	.24
Nonperforming	.96	.95
Total	1.55%	1.66%
Sub-Prime Borrowers
30-89 days	2.20%	3.36%
90 days or more	.88	1.26
Nonperforming	5.73	5.88
Total	8.81%	10.50%
Other Borrowers
30-89 days	.81%	1.18%
90 days or more	.61	.40
Nonperforming	2.42	2.36
Total	3.84%	3.94%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
30-89 days	$68	$68	1.34%	1.28%
90 days or more	359	395	7.01	7.48
Nonperforming	12	14	.23	.27
Total	$439	$477	8.58%	9.03%

U.S. Bancorp	13

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2015, performing TDRs were $4.9 billion, compared with $5.1 billion at December 31, 2014. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company participates in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify their loan and achieve more affordable monthly payments, with the U.S. Department of the Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, and its own internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs and continues to report them as TDRs after the trial period.

Credit card and other retail loan TDRs are generally part of distinct restructuring programs providing customers modification solutions over a specified time period, generally up to 60 months.

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

14	U.S. Bancorp

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2015 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$206	9.1%	1.6%	$38	(a)	$244
Commercial real estate	259	2.8	5.2	94	(b)	353
Residential mortgages	1,851	3.6	3.3	529		2,380	(d)
Credit card	204	9.2	6.1	22	(c)	226
Other retail	164	4.2	4.0	65	(c)	229	(e)
TDRs, excluding GNMA and covered loans	2,684	4.4	3.6	748		3,432
Loans purchased from GNMA mortgage pools	2,157	6.7	58.7	–		2,157	(f)
Covered loans	29	1.9	5.9	4		33
Total	$4,870	5.4%	28.0%	$752		$5,622

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $319 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $77 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $127 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $8 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $494 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $561 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at March 31, 2015.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2015	December 31, 2014
Commercial
Commercial	$74	$99
Lease financing	13	13
Total commercial	87	112
Commercial Real Estate
Commercial mortgages	142	175
Construction and development	75	84
Total commercial real estate	217	259
Residential Mortgages (b)	825	864
Credit Card	22	30
Other Retail
Retail leasing	1	1
Other	186	186
Total other retail	187	187
Total nonperforming loans, excluding covered loans	1,338	1,452
Covered Loans	12	14
Total nonperforming loans	1,350	1,466
Other Real Estate (c)(d)	293	288
Covered Other Real Estate (d)	37	37
Other Assets	16	17
Total nonperforming assets	$1,696	$1,808
Total nonperforming assets, excluding covered assets	$1,647	$1,757
Excluding covered assets
Accruing loans 90 days or more past due (b)	$521	$550
Nonperforming loans to total loans	.56%	.60%
Nonperforming assets to total loans plus other real estate (c)	.68%	.72%
Including covered assets
Accruing loans 90 days or more past due (b)	$880	$945
Nonperforming loans to total loans	.55%	.59%
Nonperforming assets to total loans plus other real estate (c)	.69%	.73%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2014	$431	$1,326	$51	$1,808
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	69	126	9	204
Advances on loans	15	–	–	15
Total additions	84	126	9	219
Reductions in nonperforming assets
Paydowns, payoffs	(95)	(67)	(3)	(165)
Net sales	(13)	(24)	(8)	(45)
Return to performing status	–	(42)	–	(42)
Charge-offs (e)	(50)	(29)	–	(79)
Total reductions	(158)	(162)	(11)	(331)
Net additions to (reductions in) nonperforming assets	(74)	(36)	(2)	(112)
Balance March 31, 2015	$357	$1,290	$49	$1,696

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $3.0 billion and $3.1 billion at March 31, 2015, and December 31, 2014, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $675 million and $641 million at March 31, 2015, and December 31, 2014, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

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

At March 31, 2015, total nonperforming assets were $1.7 billion, compared with $1.8 billion at December 31, 2014. The $112 million (6.2 percent) decrease in nonperforming assets was primarily driven by reductions in commercial loans, commercial real estate loans and residential mortgages. Nonperforming covered assets at March 31, 2015, were $49 million, compared with $51 million at December 31, 2014. The ratio of total nonperforming assets to total loans and other real estate was 0.69 percent at March 31, 2015, compared with 0.73 percent at December 31, 2014.

Other real estate owned, excluding covered assets, was $293 million at March 31, 2015, compared with $288 million at December 31, 2014, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Residential
Minnesota	$19	$16	.31%	.26%
Florida	18	17	1.15	1.06
Illinois	17	16	.40	.37
Ohio	13	13	.42	.42
Wisconsin	12	10	.54	.44
All other states	166	161	.33	.32
Total residential	245	233	.37	.35
Commercial
Illinois	12	12	.20	.19
Florida	6	7	.19	.24
California	5	11	.02	.05
Indiana	3	3	.20	.20
Texas	2	–	.03	–
All other states	20	22	.02	.03
Total commercial	48	55	.04	.04
Total	$293	$288	.12%	.12%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $279 million for the first quarter of 2015, compared with $341 million for the first quarter of 2014. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2015 was 0.46 percent, compared with 0.59 percent for the first quarter of 2014. The decrease in net charge-offs

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31,
	2015	2014
Commercial
Commercial	.21%	.21%
Lease financing	.23	.16
Total commercial	.21	.21
Commercial Real Estate
Commercial mortgages	(.01)	(.01)
Construction and development	(.72)	(.10)
Total commercial real estate	(.17)	(.03)
Residential Mortgages	.28	.45
Credit Card	3.71	3.96
Other Retail
Retail leasing	.07	–
Home equity and second mortgages	.36	.82
Other	.60	.69
Total other retail	.46	.65
Total loans, excluding covered loans	.47	.60
Covered Loans	–	.24
Total loans	.46%	.59%

U.S. Bancorp	17

for the first quarter of 2015, compared with the first quarter of 2014, reflected improvements in residential mortgages, home equity and second mortgages, as well as construction and development, credit card, and other retail loans.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2015 were $25 million (0.08 percent of average loans outstanding on an annualized basis), compared with $33 million (0.12 percent of average loans outstanding on an annualized basis) for the first quarter of 2014.

Residential mortgage loan net charge-offs for the first quarter of 2015 were $35 million (0.28 percent of average loans outstanding on an annualized basis), compared with $57 million (0.45 percent of average loans outstanding on an annualized basis) for the first quarter of 2014. Credit card loan net charge-offs for the first quarter of 2015 were $163 million (3.71 percent of average loans outstanding on an annualized basis), compared with $170 million (3.96 percent of average loans outstanding on an annualized basis) for the first quarter of 2014. Other retail loan net charge-offs for the first quarter of 2015 were $56 million (0.46 percent of average loans outstanding on an annualized basis), compared with $76 million (0.65 percent of average loans outstanding on an annualized basis) for the first quarter of 2014. The decrease in total residential mortgage, credit card and other retail loan net charge-offs reflected the improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended March 31,
	Average Loans		Percent of Average Loans
(Dollars in Millions)	2015	2014	2015	2014
Residential Mortgages
Prime borrowers	$44,233	$43,503	.19%	.36%
Sub-prime borrowers	1,205	1,360	3.37	5.07
Other borrowers	787	901	1.03	.45
Loans purchased from GNMA mortgage pools (a)	5,201	5,820	.16	–
Total	$51,426	$51,584	.28%	.45%
Home Equity and Second Mortgages
Prime borrowers	$15,163	$14,605	.29%	.75%
Sub-prime borrowers	231	273	3.51	4.46
Other borrowers	503	488	.81	.83
Total	$15,897	$15,366	.36%	.82%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 14-year period of historical loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical timeframe is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.

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

18	U.S. Bancorp

measures that include nonperforming loans as part of the calculation.

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2015, the Company serviced the first lien on 38 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $347 million or 2.2 percent of the total home equity portfolio at March 31, 2015, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 0.9 percent for the twelve months ended March 31, 2015), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

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

U.S. Bancorp	19

adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.

Refer to “Management’s Discussion and Analysis — Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on the analysis and determination of the allowance for credit losses.

At March 31, 2015 and December 31, 2014, the allowance for credit losses was $4.4 billion (1.77 percent of period-end loans). The ratio of the allowance for credit losses to nonperforming loans was 322 percent at March 31, 2015, compared with 298 percent at December 31, 2014. The ratio of the allowance for credit losses to annualized loan net charge-offs was 385 percent at March 31, 2015, compared with 328 percent of full year 2014 net charge-offs at December 31, 2014, reflecting the impact of improving economic conditions over the past year.

20	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in Millions)	2015	2014
Balance at beginning of period	$4,375	$4,537
Charge-Offs
Commercial
Commercial	68	57
Lease financing	6	6
Total commercial	74	63
Commercial real estate
Commercial mortgages	4	7
Construction and development	1	1
Total commercial real estate	5	8
Residential mortgages	41	61
Credit card	182	184
Other retail
Retail leasing	2	1
Home equity and second mortgages	21	36
Other	58	63
Total other retail	81	100
Covered loans (a)	–	6
Total charge-offs	383	422
Recoveries
Commercial
Commercial	28	23
Lease financing	3	4
Total commercial	31	27
Commercial real estate
Commercial mortgages	5	8
Construction and development	18	3
Total commercial real estate	23	11
Residential mortgages	6	4
Credit card	19	14
Other retail
Retail leasing	1	1
Home equity and second mortgages	7	5
Other	17	18
Total other retail	25	24
Covered loans (a)	–	1
Total recoveries	104	81
Net Charge-Offs
Commercial
Commercial	40	34
Lease financing	3	2
Total commercial	43	36
Commercial real estate
Commercial mortgages	(1)	(1)
Construction and development	(17)	(2)
Total commercial real estate	(18)	(3)
Residential mortgages	35	57
Credit card	163	170
Other retail
Retail leasing	1	–
Home equity and second mortgages	14	31
Other	41	45
Total other retail	56	76
Covered loans (a)	–	5
Total net charge-offs	279	341
Provision for credit losses	264	306
Other changes (b)	(9)	(5)
Balance at end of period (c)	$4,351	$4,497
Components
Allowance for loan losses	$4,023	$4,189
Liability for unfunded credit commitments	328	308
Total allowance for credit losses	$4,351	$4,497
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.79%	1.90%
Nonperforming loans, excluding covered loans	321	293
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	231	200
Nonperforming assets, excluding covered assets	261	243
Annualized net charge-offs, excluding covered loans	379	320
Period-end loans	1.77%	1.89%
Nonperforming loans	322	278
Nonperforming and accruing loans 90 days or more past due	195	161
Nonperforming assets	257	225
Annualized net charge-offs	385	325

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At March 31, 2015 and 2014, $1.6 billion and $1.7 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

U.S. Bancorp	21

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2015, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2014. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2014, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom they do business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on operational risk management.

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on compliance risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2015, and December 31, 2014, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 5.6 percent decrease in the market value of equity at March 31, 2015, compared with a 6.7 percent

Table 9	Sensitivity of Net Interest Income

	March 31, 2015				December 31, 2014
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.66%	*	2.19%	*	1.38%	*	1.68%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

22	U.S. Bancorp

decrease at December 31, 2014. A 200 bps decrease, where possible given current rates, would have resulted in a 8.3 percent decrease in the market value of equity at March 31, 2015, compared with a 7.1 percent decrease at December 31, 2014. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on market value of equity modeling.

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

The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through clearinghouses or over-the-counter. In addition, the Company enters into interest rate and foreign exchange derivative contracts to support the business requirements of its customers (customer-related positions). The Company minimizes the market and liquidity risks of customer-related positions by either entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company does not utilize derivatives for speculative purposes.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2015, the Company had $8.9 billion of forward commitments to sell, hedging $4.0 billion of mortgage loans held for sale and $6.9 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps and forwards and credit contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk.

For additional information on derivatives and hedging activities, refer to Notes 12 and 13 in the Notes to Consolidated Financial Statements.

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

U.S. Bancorp	23

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Average	$1	$1
High	2	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the three months ended March 31, 2015 and 2014. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Average	$5	$4
High	8	6
Low	2	2
Period-end	6	3

Valuations of positions in the client derivatives and foreign currency transaction businesses are based on standard cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third party quotes or other market prices to determine if there are significant variances. Significant variances are approved by the Company’s market risk management department. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third party prices, with significant variances approved by the Company’s risk management department.

The Company also measures the market risk of its hedging activities related to residential mortgage loans held for sale and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. A three-year look-back period is used to obtain past market data for the models.

The average, high and low one-day VaR amounts for the residential mortgage loans held for sale and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	1
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$7	$3
High	8	7
Low	6	2

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet

24	U.S. Bancorp

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

The Company’s Board of Directors approves the Company’s liquidity policy. The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves the contingency funding plan. The ALCO reviews the Company’s liquidity policy and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At March 31, 2015, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $87.6 billion, compared with $86.9 billion at December 31, 2014. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2015, the Company could have borrowed an additional $77.7 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $286.6 billion at March 31, 2015, compared with $282.7 billion at December 31, 2014. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $35.1 billion at March 31, 2015, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $28.2 billion at March 31, 2015, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company’s liquidity. The Company maintains sufficient funding to meet expected parent company obligations, without access to the wholesale funding markets or dividends from subsidiaries, for 12 months when forecasted payments of common stock dividends are included, and 24 months assuming dividends were reduced to zero. The parent company currently has available funds considerably greater than the amounts required to satisfy these conditions.

At March 31, 2015, parent company long-term debt outstanding was $12.7 billion, compared with $13.2 billion at December 31, 2014. The decrease was primarily due to the maturity of $500 million of medium-term notes. As of March 31, 2015, there was $1.3 billion of parent company debt scheduled to mature in the remainder of 2015.

During 2014, U.S. banking regulators approved a final regulatory Liquidity Coverage Ratio (“LCR”), requiring banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. The LCR requirement became effective for the Company January 1, 2015, subject to certain transition provisions over the following two years to full implementation by January 1, 2017. At March 31, 2015, the Company was compliant with the fully implemented LCR requirement based on its interpretation of the final U.S. LCR rule.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At March 31, 2015, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $22 million and unrealized losses totaling $1 million, compared with an amortized cost totaling $66 million and unrealized losses totaling $2 million, at December 31, 2014. The Company also transacts with various European banks as counterparties

U.S. Bancorp	25

to interest rate and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries currently experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At March 31, 2015, the Company was in a net receivable position with four banks in the United Kingdom, one bank in Germany and two banks in France, totaling $37 million. The Company was in a net payable position to each of the other European banks.

The Company has not bought or sold credit protection on the debt of any European country or any company domiciled in Europe, nor does it provide retail lending services in Europe. While the Company does not offer commercial lending services in Europe, it does provide financing to domestic multinational corporations that generate revenue from customers in European countries and provides a limited number of corporate credit cards to their European subsidiaries. While further deterioration in economic conditions in Europe could have a negative impact on these customers’ revenues, it is unlikely that any effect on the overall credit-worthiness of these multinational corporations would be material to the Company.

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2015, the Company had an aggregate amount on deposit with European banks of approximately $305 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $360 million at March 31, 2015 guaranteed by the country of Germany. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangements to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. Refer to Note 15 of the Notes to Consolidated Financial Statements for further information on these arrangements. The Company has not utilized private label asset securitizations as a source of funding. Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2015 and December 31, 2014. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

During 2014, U.S. banking regulators approved a final regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. At March 31, 2015, the Company’s SLR exceeds the applicable minimum SLR requirement effective January 1, 2018.

Total U.S. Bancorp shareholders’ equity was $44.3 billion at March 31, 2015, compared with $43.5 billion at December 31, 2014. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income, partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2015	December 31, 2014
Basel III transitional standardized approach:
Common equity tier 1 capital	$31,308	$30,856
Tier 1 capital	36,382	36,020
Total risk-based capital	43,558	43,208
Risk-weighted assets	327,709	317,398
Common equity tier 1 capital as a percent of risk-weighted assets	9.6%	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.3
Total risk-based capital as a percent of risk-weighted assets	13.3	13.6
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.3	9.3
Basel III transitional advanced approaches:
Common equity tier 1 capital	$31,308	$30,856
Tier 1 capital	36,382	36,020
Total risk-based capital	40,712	40,475
Risk-weighted assets	254,892	248,596
Common equity tier 1 capital as a percent of risk-weighted assets	12.3%	12.4%
Tier 1 capital as a percent of risk-weighted assets	14.3	14.5
Total risk-based capital as a percent of risk-weighted assets	16.0	16.3

tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.6 percent and 9.3 percent, respectively, at March 31, 2015, compared with 7.5 percent and 9.3 percent, respectively, at December 31, 2014. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.2 percent at March 31, 2015, compared with 9.0 percent at December 31, 2014. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.8 percent at March 31, 2015 and December 31, 2014. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 11, 2015, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.022 billion of its common stock, from April 1, 2015 through June 30, 2016.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2015:

Period (Dollars in Millions)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
January	5,732,967	(c)	$42.81	5,507,967	$284
February	4,447,058	(d)	44.33	4,247,058	95
March	2,103,214		44.25	2,103,214	–
Total	12,283,239	(e)	$43.61	11,858,239	$–

(a)	All shares were purchased under the stock repurchase program announced on March 26, 2014.
(b)	The dollar value of shares subject to the stock repurchase program announced on March 11, 2015 are not reflected in this column.
(c)	Includes 225,000 shares of common stock purchased, at an average price per share of $41.34, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan (the “401(k) Plan”).
(d)	Includes 200,000 shares of common stock purchased, at an average price per share of $42.55, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.
(e)	Includes 425,000 shares of common stock purchased, at an average price per share of $41.91, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.

U.S. Bancorp	27

Refer to “Management’s Discussion and Analysis —Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31,  2014, for further discussion on capital management.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2015, certain organization and methodology changes were made and, accordingly, 2014 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $219 million of the Company’s net income in the first quarter of 2015, or a decrease of $56 million (20.4 percent) compared with the first quarter of 2014. The decrease was primarily driven by a higher provision for credit losses and an increase in noninterest expense, partially offset by higher net revenue.

Net revenue increased $6 million (0.8 percent) in the first quarter of 2015, compared with the first quarter of 2014. Net interest income, on a taxable-equivalent basis, increased $29 million (6.0 percent) in the first quarter of 2015, compared with the first quarter of 2014. The increase was primarily driven by increases in average loans and deposits, partially offset by lower rates and fees on loans. Noninterest income decreased $23 million (9.4 percent) in the first quarter of 2015, compared with the first quarter of 2014, driven by lower wholesale transaction activity and loan-related fees, along with lower commercial leasing revenue, partially offset by increased bond underwriting fees.

Noninterest expense increased $18 million (5.8 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily due to increases variable compensation expense and the FDIC insurance assessment allocation, based on the level of commitments. The provision for credit losses increased $77 million in the first quarter of 2015, compared with the first quarter of 2014, due to portfolio growth and an unfavorable change in the reserve allocation reflecting the recent decline in energy prices and higher net charge-offs. Nonperforming assets were $128 million at March 31, 2015, $183 million at December 31, 2014, and $313 million at March 31, 2014. Nonperforming assets as a percentage of period-end loans were 0.15 percent at March 31, 2015, 0.22 percent at December 31, 2014, and 0.41 percent at March 31, 2014. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking and indirect lending (collectively, the retail banking division), as well as mortgage banking. Consumer and Small Business Banking contributed $302 million of the Company’s net income in the first quarter of 2015, or an increase of $14 million (4.9 percent) compared with the first quarter of 2014. The increase was due to a decrease in the provision for credit losses, partially offset by lower net revenue and higher noninterest expense. Within Consumer and Small Business Banking, the retail banking division contributed $199 million of the total net income in the first quarter of 2015, or an increase of $31 million (18.5 percent) over the first quarter of 2014, principally due to a lower provision for credit losses, partially offset by an increase in noninterest expense and lower net revenue. Mortgage banking contributed $103 million of Consumer and Small Business Banking’s net income in

28	U.S. Bancorp

the first quarter of 2015, or a decrease of $17 million (14.2 percent) from the first quarter of 2014, reflecting an increase in noninterest expense and an increase in the provision for credit losses, partially offset by an increase in net revenue.

Net revenue decreased $36 million (2.1 percent) in the first quarter of 2015, compared with the first quarter of 2014. Net interest income, on a taxable-equivalent basis, decreased $41 million (3.8 percent) in the first quarter of 2015, compared with the first quarter of 2014. The decrease in net interest income was primarily due to lower loan fees due to the wind down of the CAA product and lower rates on loans, partially offset by higher average loan, deposit and loans held for sale balances. Noninterest income increased $5 million (0.8 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily the result of higher mortgage banking revenue and deposit service charges, partially offset by lower retail leasing revenue. The increase in mortgage banking revenue in the first quarter of 2015, compared with the first quarter of 2014, was primarily due to higher origination and sales volume, partially offset by an unfavorable change in the valuation of MSRs, net of hedging activities.

Noninterest expense increased $62 million (5.5 percent) in the first quarter of 2015, compared with the first quarter of 2014, the result of higher compensation, employee benefits and mortgage servicing-related expenses. The provision for credit losses decreased $121 million (91.0 percent) in the first quarter of 2015, compared with the first quarter of 2014. The decrease was due to lower net charge-offs and a favorable change in the reserve allocation, partially offset by higher loan balances. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 0.24 percent in the first quarter of 2015, compared with 0.46 percent in the first quarter of 2014. Nonperforming assets were $1.4 billion at March 31, 2015, December 31, 2014 and March 31, 2014. Nonperforming assets as a percentage of period-end loans were 1.10 percent at March 31, 2015 and December 31, 2014, and 1.09 percent at March 31, 2014. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $59 million of the Company’s net income in the first quarter of 2015, or an increase of $7 million (13.5 percent) compared with the first quarter of 2014. The increase was primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $29 million (6.9 percent) in the first quarter of 2015, compared with the first quarter of 2014. The increase was driven by higher noninterest income of $17 million (5.0 percent), reflecting the impact of account growth and improved market conditions, as well as higher net interest income, on a taxable-equivalent basis, of $12 million (15.0 percent), principally due to higher average loan and deposit balances and an increase in the margin benefit of corporate trust deposits.

Noninterest expense increased $15 million (4.4 percent) in the first quarter of 2015, compared with the first quarter of 2014. The increase was primarily due to higher net shared services expense and higher compensation and employee benefits expenses due to merit increases and increased pension costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $262 million of the Company’s net income in the first quarter of 2015, or an increase of $24 million (10.1 percent) compared with the first quarter of 2014. The increase was primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $53 million (4.5 percent) in the first quarter of 2015, compared with the first quarter of 2014. Net interest income, on a taxable-equivalent basis, increased $51 million (12.3 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily driven by higher average loan balances, higher loan-related fees and improved loan rates. Noninterest income increased $2 million (0.3 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily due to higher merchant processing services revenue driven by increases in fee-based product revenue and transaction volumes, partially offset by the impact of foreign currency rate changes.

Noninterest expense increased $20 million (3.3 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily due to higher net shared services expense and higher employee benefits expense related to increased pension costs, partially offset by reductions in professional services, marketing and

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended March 31, (Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$513	$484	6.0%	$1,047	$1,088	(3.8)%
Noninterest income	221	244	(9.4)	623	618	.8
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	734	728	.8	1,670	1,706	(2.1)
Noninterest expense	330	312	5.8	1,173	1,113	5.4
Other intangibles	1	1	–	10	8	25.0
Total noninterest expense	331	313	5.8	1,183	1,121	5.5
Income before provision and income taxes	403	415	(2.9)	487	585	(16.8)
Provision for credit losses	59	(18)	*	12	133	(91.0)
Income before income taxes	344	433	(20.6)	475	452	5.1
Income taxes and taxable-equivalent adjustment	125	158	(20.9)	173	164	5.5
Net income	219	275	(20.4)	302	288	4.9
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$219	$275	(20.4)	$302	$288	4.9
Average Balance Sheet
Commercial	$62,831	$54,485	15.3%	$9,649	$8,333	15.8%
Commercial real estate	21,697	20,573	5.5	19,198	18,622	3.1
Residential mortgages	17	22	(22.7)	49,796	50,294	(1.0)
Credit card	–	–	–	–	–	–
Other retail	3	4	(25.0)	47,241	45,482	3.9
Total loans, excluding covered loans	84,548	75,084	12.6	125,884	122,731	2.6
Covered loans	–	245	*	5,163	6,049	(14.6)
Total loans	84,548	75,329	12.2	131,047	128,780	1.8
Goodwill	1,648	1,604	2.7	3,681	3,515	4.7
Other intangible assets	21	21	–	2,493	2,741	(9.0)
Assets	93,045	82,243	13.1	146,556	141,689	3.4
Noninterest-bearing deposits	34,794	32,183	8.1	24,863	21,981	13.1
Interest checking	7,706	10,464	(26.4)	39,019	34,880	11.9
Savings products	25,857	17,098	51.2	52,544	48,093	9.3
Time deposits	17,149	18,385	(6.7)	16,954	18,710	(9.4)
Total deposits	85,506	78,130	9.4	133,380	123,664	7.9
Total U.S. Bancorp shareholders’ equity	8,225	7,526	9.3	11,530	11,569	(.3)

*	Not meaningful

other intangibles expenses. The provision for credit losses decreased $4 million (2.0 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily due to lower net charge-offs, partially offset by an unfavorable change in the reserve allocation. As a percentage of average loans outstanding, net charge-offs were 3.13 percent in the first quarter of 2015, compared with 3.35 percent in the first quarter of 2014.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, income taxes not allocated to business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $589 million in the first quarter of 2015, compared with $544 million in the first quarter of 2014.

Net revenue increased $40 million (5.2 percent) in the first quarter of 2015, compared with the first quarter of 2014. Net interest income, on a taxable-equivalent basis, decreased $5 million (0.8 percent) in the first quarter of 2015, compared with the first quarter of 2014, principally due to lower income from the run-off of acquired covered assets, partially offset by growth in the investment portfolio. Noninterest income increased $45 million (34.1 percent) in the first quarter of 2015, compared with the first quarter of 2014, primarily due to higher commercial products revenue and equity investment gains.

Noninterest expense increased $6 million (3.6 percent) in the first quarter of 2015, compared with the first quarter of 2014, principally due to an increase in employee benefits expense resulting from higher pension costs, and increased mortgage servicing-related expenses, partially offset by lower costs related to investments in tax-advantaged projects. The provision for credit losses was $4 million (66.7 percent) higher due to an unfavorable change in the reserve allocation, partially offset by a decrease in net charge-offs.

30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change

$92	$80	15.0%	$465	$414	12.3%	$635	$640	(.8)%	$2,752	$2,706	1.7%
356	339	5.0	777	775	.3	177	127	39.4	2,154	2,103	2.4
–	–	–	–	–	–	–	5	*	–	5	*
448	419	6.9	1,242	1,189	4.5	812	772	5.2	4,906	4,814	1.9
350	333	5.1	595	569	4.6	174	168	3.6	2,622	2,495	5.1
7	9	(22.2)	25	31	(19.4)	–	–	–	43	49	(12.2)
357	342	4.4	620	600	3.3	174	168	3.6	2,665	2,544	4.8
91	77	18.2	622	589	5.6	638	604	5.6	2,241	2,270	(1.3)
(2)	(4)	50.0	197	201	(2.0)	(2)	(6)	66.7	264	306	(13.7)
93	81	14.8	425	388	9.5	640	610	4.9	1,977	1,964	.7
34	29	17.2	155	141	9.9	46	60	(23.3)	533	552	(3.4)
59	52	13.5	270	247	9.3	594	550	8.0	1,444	1,412	2.3
–	–	–	(8)	(9)	11.1	(5)	(6)	16.7	(13)	(15)	13.3
$59	$52	13.5	$262	$238	10.1	$589	$544	8.3	$1,431	$1,397	2.4

$2,292	$1,848	24.0%	$6,595	$5,997	10.0%	$141	$171	(17.5)%	$81,508	$70,834	15.1%
590	616	(4.2)	–	–	–	1,186	239	*	42,671	40,050	6.5
1,609	1,266	27.1	–	–	–	4	2	*	51,426	51,584	(.3)
–	–	–	17,823	17,407	2.4	–	–	–	17,823	17,407	2.4
1,449	1,474	(1.7)	627	697	(10.0)	–	–	–	49,320	47,657	3.5
5,940	5,204	14.1	25,045	24,101	3.9	1,331	412	*	242,748	227,532	6.7
1	8	(87.5)	–	5	*	38	2,020	(98.1)	5,202	8,327	(37.5)
5,941	5,212	14.0	25,045	24,106	3.9	1,369	2,432	(43.7)	247,950	235,859	5.1
1,568	1,565	.2	2,481	2,519	(1.5)	–	–	–	9,378	9,203	1.9
137	171	(19.9)	425	507	(16.2)	–	1	*	3,076	3,441	(10.6)
9,178	8,227	11.6	30,988	30,370	2.0	122,069	101,783	19.9	401,836	364,312	10.3
12,714	14,716	(13.6)	892	698	27.8	1,248	1,246	.2	74,511	70,824	5.2
7,345	5,420	35.5	587	540	8.7	1	1	–	54,658	51,305	6.5
31,318	27,080	15.6	87	70	24.3	116	103	12.6	109,922	92,444	18.9
2,996	4,163	(28.0)	–	–	–	2,270	1,648	37.7	39,369	42,906	(8.2)
54,373	51,379	5.8	1,566	1,308	19.7	3,635	2,998	21.2	278,460	257,479	8.1
2,298	2,296	.1	5,780	5,668	2.0	16,245	14,702	10.5	44,078	41,761	5.5

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

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach, and
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches.

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

U.S. Bancorp	31

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	March 31, 2015	December 31, 2014
Total equity	$44,965	$44,168
Preferred stock	(4,756)	(4,756)
Noncontrolling interests	(688)	(689)
Goodwill (net of deferred tax liability) (1)	(8,360)	(8,403)
Intangible assets, other than mortgage servicing rights	(783)	(824)
Tangible common equity (a)	30,378	29,496

Tangible common equity (as calculated above)	30,378	29,496
Adjustments (2)	158	172
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	30,536	29,668

Total assets	410,233	402,529
Goodwill (net of deferred tax liability) (1)	(8,360)	(8,403)
Intangible assets, other than mortgage servicing rights	(783)	(824)
Tangible assets (c)	401,090	393,302

Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	327,709	317,398
Adjustments (3)	3,153	11,110
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	330,862	328,508
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	254,892	248,596
Adjustments (4)	3,321	3,270
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	258,213	251,866
Ratios
Tangible common equity to tangible assets (a)/(c)	7.6%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.3
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.2	9.0
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	11.8	11.8

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, mortgage servicing rights and other adjustments.
(4)	Primarily reflects higher risk-weighting for mortgage servicing rights.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2014.

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

32	U.S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$14,072	$10,654
Investment securities
Held-to-maturity (fair value $46,022 and $45,140, respectively; including $566 and $526 at fair value pledged as collateral, respectively) (a)	45,597	44,974
Available-for-sale ($390 and $330 pledged as collateral, respectively) (a)	56,826	56,069
Loans held for sale (including $4,977 and $4,774 of mortgage loans carried at fair value, respectively)	8,012	4,792
Loans
Commercial	82,732	80,377
Commercial real estate	42,409	42,795
Residential mortgages	51,089	51,619
Credit card	17,504	18,515
Other retail	46,449	49,264
Total loans, excluding covered loans	240,183	242,570
Covered loans	5,118	5,281
Total loans	245,301	247,851
Less allowance for loan losses	(4,023)	(4,039)
Net loans	241,278	243,812
Premises and equipment	2,575	2,618
Goodwill	9,363	9,389
Other intangible assets	3,033	3,162
Other assets (including $234 and $157 of trading securities at fair value pledged as collateral, respectively) (a)	29,477	27,059
Total assets	$410,233	$402,529
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$79,220	$77,323
Interest-bearing	179,853	177,452
Time deposits greater than $100,000 (b)	27,528	27,958
Total deposits	286,601	282,733
Short-term borrowings	28,226	29,893
Long-term debt	35,104	32,260
Other liabilities	15,337	13,475
Total liabilities	365,268	358,361
Shareholders’ equity
Preferred stock	4,756	4,756
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/15 and 12/31/14 — 2,125,725,742 shares	21	21
Capital surplus	8,315	8,313
Retained earnings	43,463	42,530
Less cost of common stock in treasury: 3/31/15 — 345,721,162 shares; 12/31/14 — 339,859,034 shares	(11,564)	(11,245)
Accumulated other comprehensive income (loss)	(714)	(896)
Total U.S. Bancorp shareholders’ equity	44,277	43,479
Noncontrolling interests	688	689
Total equity	44,965	44,168
Total liabilities and equity	$410,233	$402,529

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes domestic time deposit balances greater than $250,000 of $6.0 billion and $5.0 billion at March 31, 2015, and December 31, 2014, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2015	2014
Interest Income
Loans	$2,493	$2,522
Loans held for sale	41	27
Investment securities	495	441
Other interest income	32	32
Total interest income	3,061	3,022
Interest Expense
Deposits	118	119
Short-term borrowings	61	69
Long-term debt	184	184
Total interest expense	363	372
Net interest income	2,698	2,650
Provision for credit losses	264	306
Net interest income after provision for credit losses	2,434	2,344
Noninterest Income
Credit and debit card revenue	241	239
Corporate payment products revenue	170	173
Merchant processing services	359	356
ATM processing services	78	78
Trust and investment management fees	322	304
Deposit service charges	161	157
Treasury management fees	137	133
Commercial products revenue	200	205
Mortgage banking revenue	240	236
Investment products fees	47	46
Realized securities gains (losses), net	–	5
Other	199	176
Total noninterest income	2,154	2,108
Noninterest Expense
Compensation	1,179	1,115
Employee benefits	317	289
Net occupancy and equipment	247	249
Professional services	77	83
Marketing and business development	70	79
Technology and communications	214	211
Postage, printing and supplies	82	81
Other intangibles	43	49
Other	436	388
Total noninterest expense	2,665	2,544
Income before income taxes	1,923	1,908
Applicable income taxes	479	496
Net income	1,444	1,412
Net (income) loss attributable to noncontrolling interests	(13)	(15)
Net income attributable to U.S. Bancorp	$1,431	$1,397
Net income applicable to U.S. Bancorp common shareholders	$1,365	$1,331
Earnings per common share	$.77	$.73
Diluted earnings per common share	$.76	$.73
Dividends declared per common share	$.245	$.230
Average common shares outstanding	1,781	1,818
Average diluted common shares outstanding	1,789	1,828

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2015	2014
Net income	$1,444	$1,412
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	208	301
Changes in unrealized gains and losses on derivative hedges	(28)	(11)
Foreign currency translation	17	(4)
Reclassification to earnings of realized gains and losses	99	73
Income taxes related to other comprehensive income	(114)	(138)
Total other comprehensive income (loss)	182	221
Comprehensive income	1,626	1,633
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(15)
Comprehensive income attributable to U.S. Bancorp	$1,613	$1,618

See Notes to Consolidated Financial Statements.

U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2013	1,825	$4,756	$21	$8,216	$38,667	$(9,476)	$(1,071)	$41,113	$694	$41,807
Net income (loss)					1,397			1,397	15	1,412
Other comprehensive income (loss)							221	221		221
Preferred stock dividends					(60)			(60)		(60)
Common stock dividends					(420)			(420)		(420)
Issuance of common and treasury stock	8			(20)		265		245		245
Purchase of treasury stock	(12)					(482)		(482)		(482)
Distributions to noncontrolling interests								–	(15)	(15)
Net other changes in noncontrolling interests								–	(5)	(5)
Stock option and restricted stock grants				40				40		40
Balance March 31, 2014	1,821	$4,756	$21	$8,236	$39,584	$(9,693)	$(850)	$42,054	$689	$42,743
Balance December 31, 2014	1,786	$4,756	$21	$8,313	$42,530	$(11,245)	$(896)	$43,479	$689	$44,168
Net income (loss)					1,431			1,431	13	1,444
Other comprehensive income (loss)							182	182		182
Preferred stock dividends					(60)			(60)		(60)
Common stock dividends					(438)			(438)		(438)
Issuance of common and treasury stock	6			(43)		199		156		156
Purchase of treasury stock	(12)					(518)		(518)		(518)
Distributions to noncontrolling interests								–	(14)	(14)
Net other changes in noncontrolling interests								–		–
Stock option and restricted stock grants				45				45		45
Balance March 31, 2015	1,780	$4,756	$21	$8,315	$43,463	$(11,564)	$(714)	$44,277	$688	$44,965

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2015	2014
Operating Activities
Net income attributable to U.S. Bancorp	$1,431	$1,397
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	264	306
Depreciation and amortization of premises and equipment	77	74
Amortization of intangibles	43	49
(Gain) loss on sale of loans held for sale	(259)	(174)
(Gain) loss on sale of securities and other assets	(63)	(24)
Loans originated for sale in the secondary market, net of repayments	(10,008)	(5,419)
Proceeds from sales of loans held for sale	9,885	7,027
Other, net	381	(464)
Net cash provided by operating activities	1,751	2,772
Investing Activities
Proceeds from sales of available-for-sale investment securities	123	295
Proceeds from maturities of held-to-maturity investment securities	2,334	2,559
Proceeds from maturities of available-for-sale investment securities	3,100	1,230
Purchases of held-to-maturity investment securities	(2,977)	(4,369)
Purchases of available-for-sale investment securities	(3,783)	(5,062)
Net increase in loans outstanding	(843)	(3,146)
Proceeds from sales of loans	441	174
Purchases of loans	(492)	(548)
Other, net	(404)	222
Net cash used in investing activities	(2,501)	(8,645)
Financing Activities
Net increase (decrease) in deposits	3,868	(1,511)
Net increase (decrease) in short-term borrowings	(1,667)	3,173
Proceeds from issuance of long-term debt	3,322	4,815
Principal payments or redemption of long-term debt	(543)	(994)
Proceeds from issuance of common stock	152	236
Repurchase of common stock	(464)	(433)
Cash dividends paid on preferred stock	(61)	(61)
Cash dividends paid on common stock	(439)	(421)
Net cash provided by financing activities	4,168	4,804
Change in cash and due from banks	3,418	(1,069)
Cash and due from banks at beginning of period	10,654	8,477
Cash and due from banks at end of period	$14,072	$7,408

See Notes to Consolidated Financial Statements.

U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs, expenses and other financial elements to each line of business. Table 11 “Line of Business Financial Performance” included in Management’s Discussion and Analysis provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2	Accounting Changes

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for the Company on January 1, 2017, related to revenue recognition from contracts with customers, which amends certain currently existing revenue recognition accounting guidance. The guidance allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company is currently evaluating the impact of this guidance under the modified retrospective approach and expects the adoption will not be material to its financial statements.

Consolidation In February 2015, the FASB issued accounting guidance, effective for the Company on January 1, 2016, with early adoption permitted, related to the analysis required by organizations to evaluate whether they should consolidate certain legal entities. The Company expects the adoption of this guidance will not be material to its financial statements.

38	U.S. Bancorp

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2015					December 31, 2014
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,744	$34	$–	$(4)	$2,774	$2,717	$15	$–	$(18)	$2,714
Mortgage-backed securities
Residential
Agency	42,800	471	–	(85)	43,186	42,204	335	–	(176)	42,363
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	–	7	–	–	7	–	7	–	–	7
Other	13	4	(1)	–	16	13	4	–	–	17
Obligations of state and political subdivisions	9	1	–	(1)	9	9	1	–	(1)	9
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	21	–	–	(1)	20	21	–	–	(1)	20
Total held-to-maturity	$45,597	$517	$(1)	$(91)	$46,022	$44,974	$362	$–	$(196)	$45,140
Available-for-sale (b)
U.S. Treasury and agencies	$2,560	$32	$–	$–	$2,592	$2,622	$14	$–	$(4)	$2,632
Mortgage-backed securities
Residential
Agency	45,506	658	–	(134)	46,030	44,668	593	–	(244)	45,017
Non-agency
Prime (c)	380	9	(2)	(2)	385	399	9	(2)	(1)	405
Non-prime (d)	254	20	(1)	–	273	261	20	(1)	–	280
Commercial agency	101	2	–	–	103	112	3	–	–	115
Asset-backed securities
Collateralized debt obligations/ Collateralized loan obligations	18	4	–	–	22	18	4	–	–	22
Other	603	13	–	–	616	607	13	–	(1)	619
Obligations of state and political subdivisions	5,477	260	–	(2)	5,735	5,604	265	–	(1)	5,868
Obligations of foreign governments	–	–	–	–	–	6	–	–	–	6
Corporate debt securities	690	6	–	(68)	628	690	3	–	(79)	614
Perpetual preferred securities	156	29	–	(9)	176	200	27	–	(10)	217
Other investments	236	30	–	–	266	245	29	–	–	274
Total available-for-sale	$55,981	$1,063	$(3)	$(215)	$56,826	$55,432	$980	$(3)	$(340)	$56,069

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.1 years at March 31, 2015, compared with 4.3 years at December 31, 2014. The corresponding weighted-average yields were 2.29 percent and 2.32 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.8 years at March 31, 2015, and 4.0 years December 31, 2014. The corresponding weighted-average yields were 1.90 percent and 1.92 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2015, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $12.5 billion at March 31, 2015, and $12.6 billion at December 31, 2014, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $956 million at March 31, 2015, and $856 million at December 31, 2014.

U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Taxable	$436	$381
Non-taxable	59	60
Total interest income from investment securities	$495	$441

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Realized gains	$1	$5
Realized losses	(1)	–
Net realized gains (losses)	$–	$5
Income tax (benefit) on net realized gains (losses)	$–	$2

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other then temporary impairment recorded was immaterial for the three months ended March 31, 2015 and 2014.

Changes in the credit losses on debt securities are summarized as follows:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Balance at beginning of period	$101	$116
Increases in expected cash flows	(2)	(2)
Realized losses (a)	(3)	(3)
Balance at end of period	$96	$111

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

40	U.S. Bancorp

At March 31, 2015, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$439	$(2)	$114	$(2)	$553	$(4)
Residential agency mortgage-backed securities	2,907	(9)	5,171	(76)	8,078	(85)
Other asset-backed securities	–	–	6	(1)	6	(1)
Obligations of state and political subdivisions	2	(1)	–	–	2	(1)
Other debt securities	–	–	20	(1)	20	(1)
Total held-to-maturity	$3,348	$(12)	$5,311	$(80)	$8,659	$(92)
Available-for-sale
U.S. Treasury and agencies	$215	$–	$108	$–	$323	$–
Residential mortgage-backed securities
Agency	4,282	(16)	7,253	(118)	11,535	(134)
Non-agency (a)
Prime (b)	82	(1)	66	(3)	148	(4)
Non-prime (c)	17	–	20	(1)	37	(1)
Other asset-backed securities	–	–	3	–	3	–
Obligations of state and political subdivisions	92	(2)	–	–	92	(2)
Corporate debt securities	–	–	440	(68)	440	(68)
Perpetual preferred securities	–	–	76	(9)	76	(9)
Total available-for-sale	$4,688	$(19)	$7,966	$(199)	$12,654	$(218)

(a)	The Company has $5 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2015, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2015		December 31, 2014
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$77,394	31.5%	$74,996	30.2%
Lease financing	5,338	2.2	5,381	2.2
Total commercial	82,732	33.7	80,377	32.4
Commercial Real Estate
Commercial mortgages	32,755	13.4	33,360	13.5
Construction and development	9,654	3.9	9,435	3.8
Total commercial real estate	42,409	17.3	42,795	17.3
Residential Mortgages
Residential mortgages	38,153	15.5	38,598	15.6
Home equity loans, first liens	12,936	5.3	13,021	5.2
Total residential mortgages	51,089	20.8	51,619	20.8
Credit Card	17,504	7.2	18,515	7.5
Other Retail
Retail leasing	5,796	2.3	5,871	2.4
Home equity and second mortgages	15,859	6.5	15,916	6.4
Revolving credit	3,233	1.3	3,309	1.3
Installment	6,345	2.6	6,242	2.5
Automobile	15,216	6.2	14,822	6.0
Student (a)	–	–	3,104	1.3
Total other retail	46,449	18.9	49,264	19.9
Total loans, excluding covered loans	240,183	97.9	242,570	97.9
Covered Loans	5,118	2.1	5,281	2.1
Total loans	$245,301	100.0%	$247,851	100.0%

(a)	Effective March 31, 2015, the Company transferred all of its student loans to loans held for sale.

The Company had loans of $79.1 billion at March 31, 2015, and $79.8 billion at December 31, 2014, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $63.5 billion at March 31, 2015, and $61.8 billion at December 31, 2014, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $535 million at March 31, 2015, and $574 million at December 31, 2014. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Balance at beginning of period	$1,309	$1,655
Accretion	(98)	(111)
Disposals	(27)	(40)
Reclassifications from nonaccretable difference (a)	5	81
Other	(2)	(1)
Balance at end of period	$1,187	$1,584

(a)	Primarily relates to changes in expected credit performance.

42	U.S. Bancorp

Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the Federal Deposit Corporation (“FDIC”). The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 14-year period of loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical time frame is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

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

U.S. Bancorp

liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2014	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375
Add
Provision for credit losses	98	(23)	12	154	23	264	–	264
Deduct
Loans charged off	74	5	41	182	81	383	–	383
Less recoveries of loans charged off	(31)	(23)	(6)	(19)	(25)	(104)	–	(104)
Net loans charged off	43	(18)	35	163	56	279	–	279
Other changes (a)	(1)	–	–	–	–	(1)	(8)	(9)
Balance at March 31, 2015	$1,200	$721	$764	$871	$738	$4,294	$57	$4,351
Balance at December 31, 2013	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537
Add
Provision for credit losses	52	(37)	44	170	80	309	(3)	306
Deduct
Loans charged off	63	8	61	184	100	416	6	422
Less recoveries of loans charged off	(27)	(11)	(4)	(14)	(24)	(80)	(1)	(81)
Net loans charged off	36	(3)	57	170	76	336	5	341
Other changes (a)	–	–	–	–	–	–	(5)	(5)
Balance at March 31, 2014	$1,091	$742	$862	$884	$785	$4,364	$133	$4,497

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at March 31, 2015 Related to
Loans individually evaluated for impairment (a)	$4	$3	$–	$–	$–	$7	$–	$7
TDRs collectively evaluated for impairment	10	8	315	58	38	429	2	431
Other loans collectively evaluated for impairment	1,186	683	449	813	700	3,831	2	3,833
Loans acquired with deteriorated credit quality	–	27	–	–	–	27	53	80
Total allowance for credit losses	$1,200	$721	$764	$871	$738	$4,294	$57	$4,351
Allowance Balance at December 31, 2014 Related to
Loans individually evaluated for impairment (a)	$5	$4	$–	$–	$–	$9	$–	$9
TDRs collectively evaluated for impairment	12	12	319	61	41	445	4	449
Other loans collectively evaluated for impairment	1,129	678	468	819	730	3,824	1	3,825
Loans acquired with deteriorated credit quality	–	32	–	–	–	32	60	92
Total allowance for credit losses	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

44	U.S. Bancorp

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2015
Loans individually evaluated for impairment (a)	$124	$98	$13	$–	$–	$235	$–	$235
TDRs collectively evaluated for impairment	120	282	4,537	226	229	5,394	33	5,427
Other loans collectively evaluated for impairment	82,487	41,608	46,538	17,278	46,220	234,131	2,357	236,488
Loans acquired with deteriorated credit quality	1	421	1	–	–	423	2,728	3,151
Total loans	$82,732	$42,409	$51,089	$17,504	$46,449	$240,183	$5,118	$245,301
December 31, 2014
Loans individually evaluated for impairment (a)	$159	$128	$12	$–	$–	$299	$–	$299
TDRs collectively evaluated for impairment	124	393	4,653	240	237	5,647	34	5,681
Other loans collectively evaluated for impairment	80,093	41,744	46,953	18,275	49,027	236,092	2,463	238,555
Loans acquired with deteriorated credit quality	1	530	1	–	–	532	2,784	3,316
Total loans	$80,377	$42,795	$51,619	$18,515	$49,264	$242,570	$5,281	$247,851

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to a loan’s carrying amount while a loan is on nonaccrual and are recognized as interest income upon payoff of the loan. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when a loan has demonstrated sustained repayment performance or no amounts are past due and prospects for future payment are no longer in doubt; or when the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.

Covered loans not considered to be purchased impaired are evaluated for delinquency, nonaccrual status and charge-off consistent with the class of loan they would be included in had the loss share coverage not been in place. Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash

U.S. Bancorp

flows for some loans is not reasonably estimable, and those loans are classified as nonaccrual loans with interest income not recognized until the timing and amount of the future cash flows can be reasonably estimated.

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2015
Commercial	$82,406	$194	$45	$87	$82,732
Commercial real estate	42,062	101	29	217	42,409
Residential mortgages (a)	49,906	188	170	825	51,089
Credit card	17,070	203	209	22	17,504
Other retail	46,016	178	68	187	46,449
Total loans, excluding covered loans	237,460	864	521	1,338	240,183
Covered loans	4,679	68	359	12	5,118
Total loans	$242,139	$932	$880	$1,350	$245,301
December 31, 2014
Commercial	$79,977	$247	$41	$112	$80,377
Commercial real estate	42,406	110	20	259	42,795
Residential mortgages (a)	50,330	221	204	864	51,619
Credit card	18,046	229	210	30	18,515
Other retail	48,764	238	75	187	49,264
Total loans, excluding covered loans	239,523	1,045	550	1,452	242,570
Covered loans	4,804	68	395	14	5,281
Total loans	$244,327	$1,113	$945	$1,466	$247,851

(a)	At March 31, 2015, $362 million of loans 30–89 days past due and $3.0 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $431 million and $3.1 billion at December 31, 2014, respectively.

At March 31, 2015, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned, was $282 million ($245 million excluding covered assets), compared with $270 million ($233 million excluding covered assets) at December 31, 2014. This excludes $675 million and $641 million at March 31, 2015 and December 31, 2014, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2015 and December 31, 2014, was $2.9 billion, of which $2.1 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

46	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2015
Commercial (b)	$79,837	$1,956	$939	$2,895	$82,732
Commercial real estate	41,064	382	963	1,345	42,409
Residential mortgages (c)	50,009	6	1,074	1,080	51,089
Credit card	17,273	–	231	231	17,504
Other retail	46,128	12	309	321	46,449
Total loans, excluding covered loans	234,311	2,356	3,516	5,872	240,183
Covered loans	5,010	–	108	108	5,118
Total loans	$239,321	$2,356	$3,624	$5,980	$245,301
Total outstanding commitments	$500,488	$4,095	$4,309	$8,404	$508,892
December 31, 2014
Commercial (b)	$78,409	$1,204	$764	$1,968	$80,377
Commercial real estate	41,322	451	1,022	1,473	42,795
Residential mortgages (c)	50,479	5	1,135	1,140	51,619
Credit card	18,275	–	240	240	18,515
Other retail	48,932	20	312	332	49,264
Total loans, excluding covered loans	237,417	1,680	3,473	5,153	242,570
Covered loans	5,164	–	117	117	5,281
Total loans	$242,581	$1,680	$3,590	$5,270	$247,851
Total outstanding commitments	$501,535	$2,964	$4,179	$7,143	$508,678

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2015, $946 million of loans to customers in energy-related businesses had a special mention or classified rating, compared with $122 million at December 31, 2014.
(c)	At March 31, 2015, $3.0 billion of GNMA loans 90 days or more past due and $2.2 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.1 billion and $2.2 billion at December 31, 2014, respectively.

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

U.S. Bancorp

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2015
Commercial	$293	$817	$19	$38
Commercial real estate	476	1,104	17	14
Residential mortgages	2,676	3,423	270	–
Credit card	226	226	57	–
Other retail	351	553	41	4
Total impaired loans, excluding GNMA and covered loans	4,022	6,123	404	56
Loans purchased from GNMA mortgage pools	2,157	2,157	49	–
Covered loans	41	52	3	1
Total	$6,220	$8,332	$456	$57
December 31, 2014
Commercial	$329	$769	$21	$51
Commercial real estate	624	1,250	23	18
Residential mortgages	2,730	3,495	273	–
Credit card	240	240	61	–
Other retail	361	570	44	4
Total impaired loans, excluding GNMA and covered loans	4,284	6,324	422	73
Loans purchased from GNMA mortgage pools	2,244	2,244	50	–
Covered loans	43	55	4	1
Total	$6,571	$8,623	$476	$74

(a)	Substantially all loans classified as impaired at March 31, 2015 and December 31, 2014, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2015		2014
Three Months Ended March 31, (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$311	$2	$417	$2
Commercial real estate	550	3	660	9
Residential mortgages	2,703	33	2,753	35
Credit card	233	2	300	3
Other retail	355	4	388	4
Total impaired loans, excluding GNMA and covered loans	4,152	44	4,518	53
Loans purchased from GNMA mortgage pools	2,201	25	2,662	33
Covered loans	42	–	435	5
Total	$6,395	$69	$7,615	$91

Troubled Debt Restructurings In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in payments to be received. The Company recognizes interest on TDRs if the borrower complies with the revised terms and conditions as agreed upon with the Company and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. To the extent a previous restructuring was insignificant, the Company considers the cumulative effect of past restructurings related to the receivable when determining whether a current restructuring is a TDR. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

48	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2015			2014
Three Months Ended March 31, (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	359	$23	$23	619	$79	$77
Commercial real estate	25	13	13	15	11	8
Residential mortgages	374	51	51	528	70	70
Credit card	6,337	33	33	6,816	40	40
Other retail	622	11	11	787	21	20
Total loans, excluding GNMA and covered loans	7,717	131	131	8,765	221	215
Loans purchased from GNMA mortgage pools	2,024	246	245	2,563	257	246
Covered loans	1	–	–	13	9	8
Total loans	9,742	$377	$376	11,341	$487	$469

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2015, at March 31, 2015, 177 residential mortgages, 53 home equity and second mortgage loans and 1,750 loans purchased from GNMA mortgage pools with outstanding balances of $24 million, $3 million and $224 million, respectively, were in a trial period and have estimated post-modification balances of $25 million, $3 million and $226 million, respectively, assuming permanent modification occurs at the end of the trial period.

The Company has implemented certain restructuring programs that may result in TDRs. However, many of the Company’s TDRs are also determined on a case-by-case basis in connection with ongoing loan collection processes.

For the commercial lending segment, modifications generally result in the Company working with borrowers on a case-by-case basis. Commercial and commercial real estate modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate, which may not be deemed a market rate of interest. In addition, the Company may work with the borrower in identifying other changes that mitigate loss to the Company, which may include additional collateral or guarantees to support the loan. To a lesser extent, the Company may waive contractual principal. The Company classifies all of the above concessions as TDRs to the extent the Company determines that the borrower is experiencing financial difficulty.

Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company participates in the U.S. Department of Treasury Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to permanently modify residential mortgage loans and achieve more affordable monthly payments, with the U.S. Department of Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. The Company also modifies residential mortgage loans under Federal Housing Administration, Department of Veterans Affairs, or its own internal programs. Under these programs, the Company provides concessions to qualifying borrowers experiencing financial difficulties. The concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs and continues to report them as TDRs after the trial period.

Credit card and other retail loan TDRs are generally part of distinct restructuring programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates.

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

U.S. Bancorp

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2015		2014
Three Months Ended March 31, (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	164	$2	145	$5
Commercial real estate	5	2	6	7
Residential mortgages	106	13	148	22
Credit card	1,578	8	1,461	8
Other retail	131	3	185	6
Total loans, excluding GNMA and covered loans	1,984	28	1,945	48
Loans purchased from GNMA mortgage pools	198	26	71	10
Covered loans	–	–	8	3
Total loans	2,182	$54	2,024	$61

In addition to the defaults in the table above, for the three months ended March 31, 2015, the Company had a total of 775 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $101 million where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	March 31, 2015				December 31, 2014
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Residential mortgage loans	$2,728	$707	$–	$3,435	$2,784	$738	$–	$3,522
Other retail loans	–	560	–	560	–	584	–	584
Losses reimbursable by the FDIC (a)	–	–	703	703	–	–	717	717
Unamortized changes in FDIC asset (b)	–	–	420	420	–	–	458	458
Covered loans	2,728	1,267	1,123	5,118	2,784	1,322	1,175	5,281
Foreclosed real estate	–	–	37	37	–	–	37	37
Total covered assets	$2,728	$1,267	$1,160	$5,155	$2,784	$1,322	$1,212	$5,318

(a)	Relates to loss sharing agreements with remaining terms up to four years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

Interest income is recognized on purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans includes the impact of expected credit losses and, therefore, no allowance for credit losses is recorded at the purchase date. To the extent credit deterioration occurs after the date of acquisition, the Company records an allowance for credit losses.

Note 5	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company transfers financial assets in the normal course of business. The majority of the Company’s financial asset transfers are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”), transfers of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. Guarantees provided to certain third parties in connection with the transfer of assets are further discussed in Note 15.

50	U.S. Bancorp

For loans sold under participation agreements, the Company also considers whether the terms of the loan participation agreement meet the accounting definition of a participating interest. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. Any gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note 6. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $168 million and $178 million for the three months ended March 31, 2015 and 2014, respectively. The Company also recognized $114 million and $103 million of investment tax credits for the three months ended March 31, 2015 and 2014, respectively. The Company recognized $146 million and $164 million of expenses related to all of these investments for the three months ended March 31, 2015 and 2014, respectively, of which $66 million and $71 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

The Company’s investments in these unconsolidated VIEs are carried in other assets on the Consolidated Balance Sheet. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in other liabilities on the Consolidated Balance Sheet. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment recorded on the Company’s Consolidated Balance Sheet, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business and housing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2015	December 31, 2014
Investment carrying amount	$4,659	$4,259
Unfunded capital and other commitments	2,034	1,743
Maximum exposure to loss	8,478	8,393

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $92 million at March 31, 2015, compared with $94 million at December 31, 2014. The maximum exposure to loss related to these VIEs was $103 million at March 31, 2015 and $105 million at December 31, 2014, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

U.S. Bancorp

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $51 million at March 31, 2015, compared with less than $1 million to $53 million at December 31, 2014.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2015, approximately $2.7 billion of the Company’s assets and $1.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $2.7 billion and $2.0 billion, respectively, at December 31, 2014. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2015, $34 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $35 million at December 31, 2014.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2015, $2.5 billion of available-for-sale investment securities and $2.4 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.9 billion of available-for-sale investment securities and $2.7 billion of short-term borrowings at December 31, 2014.

Note 6	Mortgage Servicing Rights

The Company serviced $225.2 billion of residential mortgage loans for others at March 31, 2015, and $225.0 billion at December 31, 2014, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs was a net loss of $1 million and a net gain of $58 million for the three months ended March 31, 2015 and 2014, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $178 million and $188 million for the three months ended March 31, 2015 and 2014, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended March 31, (Dollars in Millions)	2015	2014
Balance at beginning of period	$2,338	$2,680
Rights purchased	6	1
Rights capitalized	145	84
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(131)	(76)
Due to revised assumptions or models (b)	—	12
Other changes in fair value (c)	(108)	(83)
Balance at end of period	$2,250	$2,618

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in market interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2015						December 31, 2014
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(557)	$(264)	$(127)	$111	$207	$385	$(540)	$(242)	$(114)	$100	$185	$346
Derivative instrument hedges	505	254	123	(116)	(224)	(432)	441	223	109	(102)	(197)	(375)
Net sensitivity	$(52)	$(10)	$(4)	$(5)	$(17)	$(47)	$(99)	$(19)	$(5)	$(2)	$(12)	$(29)

52	U.S. Bancorp

The fair value of MSRs and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured mortgages, conventional mortgages and Housing Finance Agency (“HFA”) mortgages (formerly Mortgage Revenue Bond Programs). The servicing portfolios are predominantly comprised of fixed-rate agency loans with limited adjustable-rate or jumbo mortgage loans. The HFA division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance.

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2015				December 31, 2014
(Dollars in Millions)	HFA	Government	Conventional (b)	Total	HFA	Government	Conventional (b)	Total
Servicing portfolio	$21,055	$40,539	$161,371	$222,965	$19,706	$40,471	$162,620	$222,797
Fair value	$228	$411	$1,611	$2,250	$213	$426	$1,699	$2,338
Value (bps) (a)	108	101	100	101	108	105	104	105
Weighted-average servicing fees (bps)	36	33	27	29	37	33	27	29
Multiple (value/servicing fees)	3.00	3.06	3.70	3.48	2.92	3.18	3.85	3.62
Weighted-average note rate	4.54%	4.16%	4.14%	4.18%	4.58%	4.18%	4.14%	4.19%
Weighted-average age (in years)	3.5	3.3	3.3	3.3	3.6	3.2	3.1	3.2
Weighted-average expected prepayment (constant prepayment rate)	13.0%	16.0%	12.5%	13.2%	12.8%	14.8%	11.4%	12.1%
Weighted-average expected life (in years)	6.1	5.1	6.0	5.8	6.2	5.5	6.5	6.3
Weighted-average discount rate	11.8%	11.3%	9.6%	10.1%	11.9%	11.2%	9.6%	10.1%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

Note 7	Preferred Stock

At March 31, 2015 and December 31, 2014, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2015				December 31, 2014
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$180	$4,756

(a)	The par value of all shares issued and outstanding at March 31, 2015 and December 31, 2014, was $1.00 per share.

U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2015
Balance at beginning of period	$392	$52	$(172)	$(1,106)	$(62)	$(896)
Changes in unrealized gains and losses	208	—	(28)	—	—	180
Foreign currency translation adjustment	—	—	—	—	17	17
Reclassification to earnings of realized gains and losses	—	(7)	50	56	—	99
Applicable income taxes	(80)	3	(8)	(22)	(7)	(114)
Balance at end of period	$520	$48	$(158)	$(1,072)	$(52)	$(714)

2014
Balance at beginning of period	$(77)	$70	$(261)	$(743)	$(60)	$(1,071)
Changes in unrealized gains and losses	301	—	(11)	—	—	290
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Reclassification to earnings of realized gains and losses	(5)	(7)	49	36	—	73
Applicable income taxes	(113)	3	(15)	(14)	1	(138)
Balance at end of period	$106	$66	$(238)	$(721)	$(63)	$(850)

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2015	2014
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$—	$5	Total securities gains (losses), net
	—	(2)	Applicable income taxes
	—	3	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	7	7	Interest income
	(3)	(3)	Applicable income taxes
	4	4	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(50)	(49)	Net interest income
	19	19	Applicable income taxes
	(31)	(30)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses), prior service cost (credit) and transition obligation (asset) amortization	(56)	(36)	Employee benefits expense
	22	14	Applicable income taxes
	(34)	(22)	Net-of-tax
Total impact to net income	$(61)	$(45)

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2015	2014
Net income attributable to U.S. Bancorp	$1,431	$1,397
Preferred dividends	(60)	(60)
Earnings allocated to participating stock awards	(6)	(6)
Net income applicable to U.S. Bancorp common shareholders	$1,365	$1,331
Average common shares outstanding	1,781	1,818
Net effect of the exercise and assumed purchase of stock awards	8	10
Average diluted common shares outstanding	1,789	1,828
Earnings per common share	$.77	$.73
Diluted earnings per common share	$.76	$.73

54	U.S. Bancorp

Options outstanding at March 31, 2015, to purchase 1 million common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2015, because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2015	2014	2015	2014
Service cost	$47	$38	$–	$–
Interest cost	48	49	1	1
Expected return on plan assets	(56)	(52)	–	–
Prior service cost (credit) amortization	(1)	(1)	(1)	(1)
Actuarial loss (gain) amortization	59	40	(1)	(2)
Net periodic benefit cost	$97	$74	$(1)	$(2)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31,
(Dollars in Millions)	2015	2014
Federal
Current	$380	$490
Deferred	20	(67)
Federal income tax	400	423
State
Current	84	83
Deferred	(5)	(10)
State income tax	79	73
Total income tax provision	$479	$496

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31,
(Dollars in Millions)	2015	2014
Tax at statutory rate	$673	$668
State income tax, at statutory rates, net of federal tax benefit	51	43
Tax effect of
Tax credits and benefits, net of related expenses	(164)	(165)
Tax-exempt income	(52)	(52)
Noncontrolling interests	(4)	(5)
Other items (a)	(25)	7
Applicable income taxes	$479	$496

(a)	Includes the resolution of certain tax matters with taxing authorities.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2015, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.9 billion at March 31, 2015, and $1.7 billion at December 31, 2014.

Note 12	Derivative Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value in other assets or in other liabilities. On the date the Company enters into a derivative

U.S. Bancorp

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2015, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2015, the Company had $158 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $172 million (net-of-tax) at December 31, 2014. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2015 and the next 12 months are losses of $86 million (net-of-tax) and $107 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2015, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three months ended March 31, 2015. There were no non-derivative debt instruments designated as net investment hedges at March 31, 2015 or December 31, 2014.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

56	U.S. Bancorp

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2015
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,050	$95	5.19	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	92	–	7.59	5,888	285	1.88
Net investment hedges
Foreign exchange forward contracts	–	–	–	908	14	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	6,550	62	.08	223	3	.06
Sell	892	18	.09	7,993	61	.10
Options
Purchased	2,800	–	.07	–	–	–
Written	3,690	64	.08	5	–	.13
Receive fixed/pay floating swaps	4,115	74	10.22	–	–	–
Foreign exchange forward contracts	1,434	5	.02	5,965	60	.01
Equity contracts	21	–	.22	68	–	.39
Credit contracts	1,246	3	2.89	2,390	5	2.65
Other (a)	297	2	.03	668	48	1.96
Total	$24,187	$323		$24,108	$476
December 31, 2014
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,750	$65	5.69	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	6	7.76	5,748	315	1.94
Receive fixed/pay floating swaps	250	–	.16	–	–	–
Net investment hedges
Foreign exchange forward contracts	1,047	31	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,839	45	.07	60	–	.08
Sell	448	10	.13	6,713	62	.09
Options
Purchased	2,500	–	.06	–	–	–
Written	2,643	31	.08	4	–	.11
Receive fixed/pay floating swaps	3,552	14	10.22	250	1	10.22
Pay fixed/receive floating swaps	15	–	10.22	–	–	–
Foreign exchange forward contracts	510	3	.03	6,176	41	.02
Equity contracts	86	3	.60	–	–	–
Credit contracts	1,247	3	3.29	2,282	5	2.85
Other (a)	58	4	.03	390	48	3.20
Total	$20,217	$215		$21,623	$472

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $297 million and $58 million at March 31, 2015 and December 31, 2014, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $371 million, $46 million and 3.51 years at March 31, 2015, respectively, compared to $332 million, $44 million and 3.75 years at December 31, 2014, respectively.

U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2015
Interest rate contracts
Receive fixed/pay floating swaps	$29,287	$1,140	5.66	$3,634	$10	5.44
Pay fixed/receive floating swaps	2,773	8	4.97	27,960	1,166	5.71
Options
Purchased	4,114	8	3.91	23	–	2.17
Written	23	–	2.17	4,080	7	3.91
Futures
Buy	1,796	–	.25	–	–	–
Sell	–	–	–	807	–	1.24
Foreign exchange rate contracts
Forwards, spots and swaps	17,250	1,327	.68	16,920	1,208	.69
Options
Purchased	1,452	91	1.02	–	–	–
Written	–	–	–	1,452	91	1.02
Total	$56,695	$2,574		$54,876	$2,482
December 31, 2014
Interest rate contracts
Receive fixed/pay floating swaps	$21,724	$888	6.09	$5,880	$24	3.79
Pay fixed/receive floating swaps	4,622	26	3.27	21,821	892	6.08
Options
Purchased	4,409	10	3.79	24	–	2.42
Written	24	–	2.42	4,375	10	3.79
Futures
Buy	1,811	–	.22	226	–	.45
Sell	152	–	1.08	46	–	1.73
Foreign exchange rate contracts
Forwards, spots and swaps	17,062	890	.52	14,645	752	.59
Options
Purchased	976	39	.44	–	–	–
Written	–	–	–	976	39	.44
Total	$50,780	$1,853		$47,993	$1,717

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2015	2014	2015	2014
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(17)	$(7)	$(31)	$(30)
Net investment hedges
Foreign exchange forward contracts	115	–	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2015 and 2014.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

58	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2015	2014
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$34	$(2)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	41	(49)
Purchased and written options	Mortgage banking revenue	59	66
Receive fixed/pay floating swaps	Mortgage banking revenue	115	109
Foreign exchange forward contracts	Commercial products revenue	20	(5)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	358	134
Pay fixed/receive floating swaps	Other noninterest income	(350)	(129)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	20	16
Purchased and written options	Commercial products revenue	1	–

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $(33) million and $2 million for the three months ended March 31, 2015 and 2014, respectively. The ineffective portion was immaterial for the three months ended March 31, 2015 and 2014.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2015, was $1.0 billion. At March 31, 2015, the Company had $879 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $159.9 billion total notional amount of derivative positions at March 31, 2015, $42.4 billion related to those centrally cleared through clearinghouses and $4.7 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be

U.S. Bancorp

allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

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

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities or residential agency mortgage-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s broker-dealer. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels.

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions at March 31, 2015:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
Repurchase Agreements
U.S. Treasury and agencies	$40	$12	$52
Residential agency mortgage-backed securities	654	259	913
Total repurchase agreements	694	271	965
Securities Loaned
Corporate debt securities	199	—	199
Total securities loaned	199	—	199
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$893	$271	$1,164

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

60	U.S. Bancorp

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
March 31, 2015
Derivative assets (d)	$2,469	$(1,209)	$1,260	$(73)	$—	$1,187
Reverse repurchase agreements	136	—	136	(37)	(99)	–
Securities borrowed	666	—	666	—	(648)	18
Total	$3,271	$(1,209)	$2,062	$(110)	$(747)	$1,205
December 31, 2014
Derivative assets (d)	$1,847	$(870)	$977	$(58)	$—	$919
Reverse repurchase agreements	40	—	40	(40)	—	—
Securities borrowed	638	—	638	—	(620)	18
Total	$2,525	$(870)	$1,655	$(98)	$(620)	$937

(a)	Includes $292 million and $258 million of cash collateral related payables that were netted against derivative assets at March 31, 2015 and December 31, 2014, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $428 million and $221 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at March 31, 2015 and December 31, 2014, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
March 31, 2015
Derivative liabilities (d)	$2,436	$(1,645)	$791	$(73)	$—	$718
Repurchase agreements	965	—	965	(37)	(928)	—
Securities loaned	199	—	199	—	(197)	2
Total	$3,600	$(1,645)	$1,955	$(110)	$(1,125)	$720
December 31, 2014
Derivative liabilities (d)	$1,847	$(1,317)	$530	$(58)	$—	$472
Repurchase agreements	948	—	948	(40)	(908)	—
Securities loaned	47	—	47	—	(46)	1
Total	$2,842	$(1,317)	$1,525	$(98)	$(954)	$473

(a)	Includes $727 million and $705 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2015 and December 31, 2014, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $522 million and $342 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at March 31, 2015 and December 31, 2014, respectively.

Note 14	Fair Values of Assets and Liabilities

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

U.S. Bancorp

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury securities, as well as exchange-traded instruments, including certain perpetual preferred and corporate debt securities.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs, certain debt securities and certain derivative contracts.

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the three months ended March 31, 2015 and 2014, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2015 and 2014, there were no significant changes to the valuation techniques used by the Company to measure fair value.

Cash and Due From Banks The carrying value of cash and due from banks approximate fair value and are classified within Level 1. Fair value is provided for disclosure purposes only.

62	U.S. Bancorp

Federal Funds Sold and Securities Purchased Under Resale Agreements The carrying value of federal funds sold and securities purchased under resale agreements approximate fair value because of the relatively short time between the origination of the instrument and its expected realization and are classified within Level 2. Fair value is provided for disclosure purposes only.

Investment Securities When quoted market prices for identical securities are available in an active market, these prices are used to determine fair value and these securities are classified within Level 1 of the fair value hierarchy. Level 1 investment securities include U.S. Treasury and exchange-traded securities.

For other securities, quoted market prices may not be readily available for the specific securities. When possible, the Company determines fair value based on market observable information, including quoted market prices for similar securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third party pricing service. The Company reviews the valuation methodologies utilized by the pricing service and, on a quarterly basis, reviews the security level prices provided by the pricing service against management’s expectation of fair value, based on changes in various benchmarks and market knowledge from recent trading activity. Additionally, each quarter, the Company validates the fair value provided by the pricing services by comparing them to recent observable market trades (where available), broker provided quotes, or other independent secondary pricing sources. Prices obtained from the pricing service are adjusted if they are found to be inconsistent with observable market data. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, municipal securities, corporate debt securities, agency debt securities and certain perpetual preferred securities.

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $49 million and a $52 million net gain for the three months ended March 31, 2015 and 2014, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology, and are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are

U.S. Bancorp

developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information, publicly available data and industry surveys when available, and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios, and, therefore the determination of fair value requires significant management judgment. Refer to Note 6 for further information on MSR valuation assumptions.

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

The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and swap agreements executed in conjunction with the sale of a portion of its Class B common shares of Visa Inc. (“the Visa swaps”). The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above. The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common shares when there are changes in the conversion rate of the Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreements. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa related litigation contingencies, and the associated escrow funding. The fair value of the Visa swaps are calculated by the Company’s corporate development department using a discounted cash flow methodology which includes unobservable inputs about the timing and settlement amounts related to the resolution of certain Visa related litigation. The expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swaps. Accordingly, the Visa swaps are classified within Level 3. Refer to Note 15 for further information on the Visa restructuring and related card association litigation.

Other Financial Instruments Other financial instruments include cost method equity investments and certain community development and tax-advantaged related assets and liabilities. The majority of the Company’s cost method equity investments are in Federal Home Loan Bank and Federal Reserve Bank stock, for which the carrying amounts approximate fair value and are classified within Level 2. Investments in other equity and limited partnership funds are estimated using fund provided net asset values. These equity investments are classified within Level 3. The community development and tax-advantaged related asset balances primarily represent the underlying assets of consolidated community development and tax-advantaged entities. The community development and tax-advantaged related liabilities represent the underlying liabilities of the consolidated entities (included in long-term debt) and liabilities related to other third party interests (included in other liabilities). The carrying value of the community development and tax-advantaged related asset and other liability balances are a reasonable estimate of fair value and are classified within Level 3. Refer to Note 5 for further information on community development and tax-advantaged related assets and liabilities. Fair value is provided for disclosure purposes only.

64	U.S. Bancorp

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

U.S. Bancorp

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at March 31, 2015:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	22%	14%
Lifetime probability of default rates	–	7	4
Lifetime loss severity rates	15	60	34
Discount margin	1	5	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	10%	7%
Lifetime probability of default rates	4	12	7
Lifetime loss severity rates	20	70	53
Discount margin	1	5	2
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2015:

	Minimum	Maximum	Average
Expected prepayment	12%	22%	13%
Discount rate	9	13	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2015:

	Minimum	Maximum	Average
Expected loan close rate	23%	100%	75%
Inherent MSR value (basis points per loan)	48	204	125

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2015, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 98 percent and 6 percent, respectively.

66	U.S. Bancorp

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2015
Available-for-sale securities
U.S. Treasury and agencies	$1,613	$979	$–	$–	$2,592
Mortgage-backed securities
Residential
Agency	–	46,030	–	–	46,030
Non-agency
Prime (a)	–	–	385	–	385
Non-prime (b)	–	–	273	–	273
Commercial
Agency	–	103	–	–	103
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	22	–	–	22
Other	–	555	61	–	616
Obligations of state and political subdivisions	–	5,735	–	–	5,735
Corporate debt securities	102	517	9	–	628
Perpetual preferred securities	57	119	–	–	176
Other investments	242	24	–	–	266
Total available-for-sale	2,014	54,084	728	–	56,826
Mortgage loans held for sale	–	4,977	–	–	4,977
Mortgage servicing rights	–	–	2,250	–	2,250
Derivative assets	–	2,074	823	(1,209)	1,688
Other assets	131	969	–	–	1,100
Total	$2,145	$62,104	$3,801	$(1,209)	$66,841
Derivative liabilities	$–	$2,864	$94	$(1,645)	$1,313
Short-term borrowings (c)	179	636	–	–	815
Total	$179	$3,500	$94	$(1,645)	$2,128
December 31, 2014
Available-for-sale securities
U.S. Treasury and agencies	$1,351	$1,281	$–	$–	$2,632
Mortgage-backed securities
Residential
Agency	–	45,017	–	–	45,017
Non-agency
Prime (a)	–	–	405	–	405
Non-prime (b)	–	–	280	–	280
Commercial
Agency	–	115	–	–	115
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	22	–	–	22
Other	–	557	62	–	619
Obligations of state and political subdivisions	–	5,868	–	–	5,868
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	101	504	9	–	614
Perpetual preferred securities	55	162	–	–	217
Other investments	251	23	–	–	274
Total available-for-sale	1,758	53,555	756	–	56,069
Mortgage loans held for sale	–	4,774	–	–	4,774
Mortgage servicing rights	–	–	2,338	–	2,338
Derivative assets	–	1,408	660	(870)	1,198
Other assets	231	641	–	–	872
Total	$1,989	$60,378	$3,754	$(870)	$65,251
Derivative liabilities	$–	$2,103	$86	$(1,317)	$872
Short-term borrowings (c)	101	608	–	–	709
Total	$101	$2,711	$86	$(1,317)	$1,581

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

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
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$405	$–		$(1)		$–	$–	$(19)	$–		$–	$385	$(1)
Non-prime (b)	280	–		–		–	–	(7)	–		–	273	–
Asset-backed securities
Other	62	1		2		–	–	(4)	–		–	61	2
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	756	1	(c)	1	(f)	–	–	(30)	–		–	728	1
Mortgage servicing rights	2,338	(239	) (d)	–		6	–	–	145	(g)	–	2,250	(239	) (d)
Net derivative assets and liabilities	574	371	(e)	–		–	(1)	–	–		(215)	729	243	(h)
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$478	$–		$7		$–	$–	$(20)	$–		$–	$465	$7
Non-prime (b)	297	(1)		7		–	–	(6)	–		–	297	7
Asset-backed securities
Other	63	1		1		2	–	(2)	–		–	65	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	847	–		15	(f)	2	–	(28)	–		–	836	15
Mortgage servicing rights	2,680	(147	) (d)	–		1	–	–	84	(g)	–	2,618	(147	) (d)
Net derivative assets and liabilities	445	185	(i)	–		1	–	–	–		(149)	482	60	(j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $207 million included in other noninterest income and $164 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $139 million included in other noninterest income and $104 million included in mortgage banking revenue.
(i)	Approximately $81 million included in other noninterest income and $104 million included in mortgage banking revenue.
(j)	Approximately $21 million included in other noninterest income and $39 million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2015				December 31, 2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$14	$14	$–	$–	$77	$77
Other assets (b)	–	–	40	40	–	–	90	90

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2015	2014
Loans (a)	$25	$16
Other assets (b)	9	19

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

68	U.S. Bancorp

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2015			December 31, 2014
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$4,977	$4,804	$173	$4,774	$4,582	$192
Nonaccrual loans	5	8	(3)	6	9	(3)
Loans 90 days or more past due	1	1	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of March 31, 2015 and December 31, 2014, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2015					December 31, 2014
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$14,072	$14,072	$–	$–	$14,072	$10,654	$10,654	$–	$–	$10,654
Federal funds sold and securities purchased under resale agreements	157	–	157	–	157	118	–	118	–	118
Investment securities held-to-maturity	45,597	2,004	43,932	86	46,022	44,974	1,928	43,124	88	45,140
Loans held for sale (a)	3,035	–	–	3,040	3,040	18	–	–	18	18
Loans (b)	241,264	–	–	243,651	243,651	243,735	–	–	245,424	245,424
Other financial instruments	2,195	–	924	1,278	2,202	2,187	–	924	1,269	2,193
Financial Liabilities
Deposits	286,601	–	286,618	–	286,618	282,733	–	282,708	–	282,708
Short-term borrowings (c)	27,411	–	27,235	–	27,235	29,184	–	28,973	–	28,973
Long-term debt	35,104	–	35,678	–	35,678	32,260	–	32,659	–	32,659
Other liabilities	1,191	–	–	1,191	1,191	1,231	–	–	1,231	1,231

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loans fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $399 million and $413 million at March 31, 2015 and December 31, 2014, respectively. The carrying value of other guarantees was $215 million and $211 million at March 31, 2015 and December 31, 2014, respectively.

Note 15	Guarantees and Contingent Liabilities

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

U.S. Bancorp

obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At March 31, 2015, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three months ended March 31, 2015, the Company sold 0.4 million of its Class B shares. This sale, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. The remaining 8.5 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2015:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$53	$13,997
Third-party borrowing arrangements	–	–	17
Securities lending indemnifications	4,614	–	4,465
Asset sales	–	140	4,391	(a)
Merchant processing	678	68	90,829
Contingent consideration arrangements	–	2	2
Tender option bond program guarantee	2,539	–	2,405
Minimum revenue guarantees	–	5	15
Other	–	–	414

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2015, the value of airline tickets purchased to be delivered at a future date was $8.8 billion. The Company held collateral of $563 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not

70	U.S. Bancorp

meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2015 and December 31, 2014, the Company had reserved $46 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended March 31,
(Dollars in Millions)	2015	2014
Balance at beginning of period	$46	$83
Net realized losses	(2)	(10)
Change in reserve	2	2
Balance at end of period	$46	$75

As of March 31, 2015 and December 31, 2014, the Company had $22 million and $19 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. Among these lawsuits are actions brought in June 2014 by a group of institutional investors against six bank trustees, including the Company. In BlackRock Allocation Target Shares: Series S Portfolio, et al. v. U.S. Bank National Association, et al. filed on June 18, 2014 in the Supreme Court of the State of New York, New York County, and then refiled on November 24, 2014 in the United States District Court for the Southern District of New York (where it is now pending), the investors allege that U.S. Bank National Association as trustee caused them to incur losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. In the lawsuit, the plaintiffs seek monetary damages in an unspecified amount and also seek equitable relief.

Regulatory Matters The Company is currently subject to investigations and examinations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, and various practices related to lender-placed insurance. The Company is also regularly subject to examinations and inquiries in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management, consumer protection, anti-money laundering, and Bank Secrecy Act and Office of Foreign Assets Control requirements. The Company is cooperating fully with these examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

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

U.S. Bancorp

to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place).

In April 2011, the Company and certain other large financial institutions entered into Consent Orders with U.S. federal banking regulators relating to residential mortgage servicing and foreclosure practices. These regulators will determine whether any of the institutions will be released from the Consent Orders, based on their compliance with the Consent Orders’ provisions. If the federal regulators determine that the Company has not appropriately addressed the requirements of the Consent Orders, the Company could be required to enter into further orders and settlements, pay additional fines or penalties, make restitution or further modify the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

Outlook Due to their complex nature, it can be years before litigation and regulatory matters are resolved. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, the Company believes the upper end of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, will not be material to its financial condition, results of operations or cash flows. The Company’s estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. Actual results may vary significantly from the current estimates.

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 23 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 16	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2015 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

72	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2015			2014
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$100,712	$526	2.09%	$82,216	$473	2.30%	22.5%
Loans held for sale	4,338	41	3.75	2,626	27	4.14	65.2
Loans (b)
Commercial	81,508	556	2.76	70,834	534	3.05	15.1
Commercial real estate	42,671	413	3.92	40,050	387	3.92	6.5
Residential mortgages	51,426	489	3.82	51,584	503	3.92	(.3)
Credit card	17,823	475	10.81	17,407	434	10.11	2.4
Other retail	49,320	505	4.15	47,657	558	4.74	3.5
Total loans, excluding covered loans	242,748	2,438	4.06	227,532	2,416	4.30	6.7
Covered loans	5,202	79	6.04	8,327	130	6.27	(37.5)
Total loans	247,950	2,517	4.11	235,859	2,546	4.36	5.1
Other earning assets	7,841	32	1.67	5,525	32	2.32	41.9
Total earning assets	360,841	3,116	3.49	326,226	3,078	3.81	10.6
Allowance for loan losses	(4,088)			(4,260)			4.0
Unrealized gain (loss) on investment securities	905			257			*
Other assets	44,178			42,089			5.0
Total assets	$401,836			$364,312			10.3
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$74,511			$70,824			5.2%
Interest-bearing deposits
Interest checking	54,658	8	.06	51,305	8	.06	6.5
Money market savings	73,889	42	.23	59,244	24	.17	24.7
Savings accounts	36,033	12	.14	33,200	12	.15	8.5
Time deposits less than $100,000	10,410	25	.96	11,443	34	1.22	(9.0)
Time deposits greater than $100,000	28,959	31	.43	31,463	41	.53	(8.0)
Total interest-bearing deposits	203,949	118	.23	186,655	119	.26	9.3
Short-term borrowings	29,497	62	.85	29,490	69	.95	–
Long-term debt	34,436	184	2.17	22,131	184	3.35	55.6
Total interest-bearing liabilities	267,882	364	.55	238,276	372	.63	12.4
Other liabilities	14,678			12,763			15.0
Shareholders’ equity
Preferred equity	4,756			4,756			–
Common equity	39,322			37,005			6.3
Total U.S. Bancorp shareholders’ equity	44,078			41,761			5.5
Noncontrolling interests	687			688			(.1)
Total equity	44,765			42,449			5.5
Total liabilities and equity	$401,836			$364,312			10.3
Net interest income		$2,752			$2,706
Gross interest margin			2.94%			3.18%
Gross interest margin without taxable-equivalent increments			2.88%			3.11%
Percent of Earning Assets
Interest income			3.49%			3.81%
Interest expense			.41			.46
Net interest margin			3.08%			3.35%
Net interest margin without taxable-equivalent increments			3.02%			3.28%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2015.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

74	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: May 6, 2015		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended March 31, 2015
Earnings

1.	Net income attributable to U.S. Bancorp		$1,431

2.	Applicable income taxes, including expense related to unrecognized tax positions		479

3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,910

4.	Fixed charges:

	a.	Interest expense excluding interest on deposits*	$245

	b.	Portion of rents representative of interest and amortization of debt expense	28

	c.	Fixed charges excluding interest on deposits (4a + 4b)	273

	d.	Interest on deposits	118

	e.	Fixed charges including interest on deposits (4c + 4d)	$391

5.	Amortization of interest capitalized		$–

6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,183

7.	Earnings including interest on deposits (3 + 4e + 5)		2,301

8.	Fixed charges excluding interest on deposits (4c)		273

9.	Fixed charges including interest on deposits (4e)		391

Ratio of Earnings to Fixed Charges

10.	Excluding interest on deposits (line 6/line 8)		8.00

11.	Including interest on deposits (line 7/line 9)		5.88

*	Excludes interest expense related to unrecognized tax positions

76	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ RICHARD K. DAVIS
Richard K. Davis Chief Executive Officer

Dated: May 6, 2015

U.S. Bancorp	77

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Kathleen A. Rogers, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ KATHLEEN A. ROGERS
Kathleen A. Rogers Chief Financial Officer

Dated: May 6, 2015

78	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ KATHLEEN A. ROGERS
Richard K. Davis Chief Executive Officer Dated: May 6, 2015	Kathleen A. Rogers Chief Financial Officer

U.S. Bancorp	79

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

Dana E. Ripley

Senior Vice President, Corporate Communications

dana.ripley@usbank.com

Phone: 612-303-3167

Privacy

U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on Privacy.

Code of Ethics

At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our style of ethical leadership is part of the reason why we were named a World’s Most Ethical Company® in 2015 by the Ethisphere Institute.

Each year, every employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About U.S. Bank and then Investor Relations.

Diversity and Inclusion

At U.S. Bancorp, embracing diversity and fostering inclusion are business imperatives. We view everything we do through a diversity and inclusion lens to deepen our relationships with our stakeholders, employees, customers, shareholders and communities.

We respect and value each other’s differences, strengths and perspectives, and we strive to reflect the communities we serve. This makes us stronger, more innovative and more responsive to our diverse customers’ needs.

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