Form 10-Q
period 2015-06-30
US BANCORP \DE\
filed 2015-08-05
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common Stock, $0.01 Par Value	1,761,004,141 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, residual value risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk.

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,770	$2,744	.9%	$5,522	$5,450	1.3%
Noninterest income	2,272	2,444	(7.0)	4,426	4,547	(2.7)
Securities gains (losses), net	–	–	–	–	5	–
Total net revenue	5,042	5,188	(2.8)	9,948	10,002	(.5)
Noninterest expense	2,682	2,753	(2.6)	5,347	5,297	.9
Provision for credit losses	281	324	(13.3)	545	630	(13.5)
Income before taxes	2,079	2,111	(1.5)	4,056	4,075	(.5)
Taxable-equivalent adjustment	54	55	(1.8)	108	111	(2.7)
Applicable income taxes	528	547	(3.5)	1,007	1,043	(3.5)
Net income	1,497	1,509	(.8)	2,941	2,921	.7
Net (income) loss attributable to noncontrolling interests	(14)	(14)	–	(27)	(29)	6.9
Net income attributable to U.S. Bancorp	$1,483	$1,495	(.8)	$2,914	$2,892	.8
Net income applicable to U.S. Bancorp common shareholders	$1,417	$1,427	(.7)	$2,782	$2,758	.9
Per Common Share
Earnings per share	$.80	$.79	1.3%	$1.57	$1.52	3.3%
Diluted earnings per share	.80	.78	2.6	1.56	1.51	3.3
Dividends declared per share	.255	.245	4.1	.500	.475	5.3
Book value per share	22.51	20.98	7.3
Market value per share	43.40	43.32	.2
Average common shares outstanding	1,771	1,811	(2.2)	1,776	1,815	(2.1)
Average diluted common shares outstanding	1,779	1,821	(2.3)	1,784	1,825	(2.2)
Financial Ratios
Return on average assets	1.46%	1.60%		1.45%	1.58%
Return on average common equity	14.3	15.1		14.2	14.9
Net interest margin (taxable-equivalent basis) (a)	3.03	3.27		3.05	3.31
Efficiency ratio (b)	53.2	53.1		53.7	53.0
Net charge-offs as a percent of average loans outstanding	.48	.58		.47	.58
Average Balances
Loans	$246,560	$240,480	2.5%	$247,251	$238,182	3.8%
Loans held for sale	7,908	2,247	*	6,133	2,435	*
Investment securities (c)	102,391	87,583	16.9	101,556	84,915	19.6
Earning assets	366,428	335,992	9.1	363,650	331,136	9.8
Assets	407,901	374,769	8.8	404,885	369,569	9.6
Noninterest-bearing deposits	77,347	71,837	7.7	75,937	71,333	6.5
Deposits	285,744	262,351	8.9	282,122	259,928	8.5
Short-term borrowings	27,758	30,620	(9.3)	28,622	30,058	(4.8)
Long-term debt	34,418	25,752	33.7	34,428	23,952	43.7
Total U.S. Bancorp shareholders’ equity	44,514	42,586	4.5	44,297	42,176	5.0

	June 30, 2015	December 31, 2014
Period End Balances
Loans	$248,639	$247,851	.3%
Investment securities	103,311	101,043	2.2
Assets	419,075	402,529	4.1
Deposits	296,848	282,733	5.0
Long-term debt	34,141	32,260	5.8
Total U.S. Bancorp shareholders’ equity	44,537	43,479	2.4
Asset Quality
Nonperforming assets	$1,577	$1,808	(12.8)%
Allowance for credit losses	4,326	4,375	(1.1)
Allowance for credit losses as a percentage of period-end loans	1.74%	1.77%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.5%	9.7%
Tier 1 capital	11.0	11.3
Total risk-based capital	13.1	13.6
Leverage	9.2	9.3
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.9	12.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)	9.2	9.0
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)	12.4	11.8
Tangible common equity to tangible assets (d)	7.5	7.5
Tangible common equity to risk-weighted assets (d)	9.2	9.3

*	Not meaningful
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 33.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the second quarter of 2015, or $0.80 per diluted common share, compared with $1.5 billion, or $0.78 per diluted common share, for the second quarter of 2014. Return on average assets and return on average common equity were 1.46 percent and 14.3 percent, respectively, for the second quarter of 2015, compared with 1.60 percent and 15.1 percent, respectively, for the second quarter of 2014.

Total net revenue, on a taxable-equivalent basis, for the second quarter of 2015 was $146 million (2.8 percent) lower than the second quarter of 2014, reflecting a 7.0 percent decrease in noninterest income, partially offset by a 0.9 percent increase in net interest income. The decrease in noninterest income from the second quarter of 2014 was primarily due to lower other income from the sale of shares of stock of Visa Inc. (“Visa stock sales”) and lower mortgage banking revenue, partially offset by increases in trust and investment management fees, merchant processing services and credit and debit card revenue. The increase in net interest income was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin.

Noninterest expense in the second quarter of 2015 was $71 million (2.6 percent) lower than the second quarter of 2014, primarily due to a settlement relating to the Federal Housing Administration’s insurance program (“FHA DOJ settlement”) recorded in the second quarter of 2014, partially offset by an increase in compensation expense, primarily reflecting the impact of merit increases, the June 2014 acquisition of the Chicago-area branch banking operations of the Charter One Bank franchise (“Charter One”), and higher staffing for risk, compliance and internal audit activities, as well as increased employee benefits expense mainly due to higher pension costs, and higher expenses related to mortgage servicing activities.

The provision for credit losses for the second quarter of 2015 of $281 million was $43 million (13.3 percent) lower than the second quarter of 2014. Net charge-offs in the second quarter of 2015 were $296 million, compared with $349 million in the second quarter of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first six months of 2015 was $2.9 billion, or $1.56 per diluted common share, compared with $2.9 billion, or $1.51 per diluted common share, for the first six months of 2014. Return on average assets and return on average common equity were 1.45 percent and 14.2 percent, respectively, for the first six months of 2015, compared with 1.58 percent and 14.9 percent, respectively, for the first six months of 2014.

Total net revenue, on a taxable-equivalent basis, for the first six months of 2015 was $54 million (0.5 percent) lower than the first six months of 2014, reflecting a 2.8 percent decrease in noninterest income, partially offset by a 1.3 percent increase in net interest income. The decrease in noninterest income from a year ago was primarily due to lower other income from Visa stock sales and lower mortgage banking revenue, partially offset by higher revenue in most other fee businesses. The increase in net interest income was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin.

Noninterest expense in the first six months of 2015 was $50 million (0.9 percent) higher than the first six months of 2014, primarily due to higher compensation and employee benefits expenses and costs related to mortgage servicing activities, partially offset by the second quarter 2014 FHA DOJ settlement.

The provision for credit losses for the first six months of 2015 of $545 million was $85 million (13.5 percent) lower than the first six months of 2014. Net charge-offs in the first six months of 2015 were $575 million, compared with $690 million in the first six months of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.8 billion in the second quarter

U.S. Bancorp	3

and $5.5 billion in the first six months of 2015, representing increases of $26 million (0.9 percent) and $72 million (1.3 percent), respectively, over the same periods of 2014. The increases were principally the result of growth in average earning assets, partially offset by lower rates on new loans and a continued shift in loan portfolio mix, lower rates on investment securities and lower loan fees due to the wind down of the short-term, small-dollar deposit advance product, Checking Account Advance (“CAA”). Average earning assets were $30.4 billion (9.1 percent) higher in the second quarter and $32.5 billion (9.8 percent) higher in the first six months of 2015, compared with the same periods of 2014, driven by increases in investment securities, loans and loans held for sale. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2015 was 3.03 percent and 3.05 percent, respectively, compared with 3.27 percent and 3.31 percent in the second quarter and first six months of 2014, respectively. The decreases in the net interest margin from the same periods of the prior year primarily reflected growth in the investment portfolio at lower average rates, as well as lower reinvestment rates on investment securities, lower loan fees due to the CAA product wind down, lower rates on new loans and a change in loan portfolio mix, partially offset by lower funding costs. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average investment securities for the second quarter and first six months of 2015 were $14.8 billion (16.9 percent) and $16.6 billion (19.6 percent) higher, respectively, than the same periods of 2014, primarily due to purchases of U.S. government and agency-backed securities, net of prepayments and maturities, to support regulatory liquidity coverage ratio requirements.

Average total loans for the second quarter and first six months of 2015 were $6.1 billion (2.5 percent) and $9.1 billion (3.8 percent) higher, respectively, than the same periods of 2014, the result of growth in commercial loans, commercial real estate loans, credit card loans and other retail loans, excluding the impact of the transfer of approximately $3 billion of student loans from the loan portfolio to loans held for sale at the end of the first quarter of 2015 based on the Company’s intent to sell these loans. The increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by declines in residential mortgages and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), a run-off portfolio. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $2.8 billion (35.4 percent) in the second quarter and $2.9 billion (36.5 percent) in the first six months of 2015, compared with the same periods of 2014. The decreases were primarily the result of the expiration of the loss sharing agreements on commercial and commercial real estate assets at the end of 2014.

Average total deposits for the second quarter and first six months of 2015 were $23.4 billion (8.9 percent) and $22.2 billion (8.5 percent) higher, respectively, than the same periods of 2014. Average noninterest-bearing deposits for the second quarter and first six months of 2015 increased $5.5 billion (7.7 percent) and $4.6 billion (6.5 percent), respectively, over the same periods of the prior year, primarily in Wholesale Banking and Commercial Real Estate and Consumer and Small Business Banking. Average total savings deposits for the second quarter and first six months of 2015 were $23.8 billion (16.1 percent) and $22.3 billion (15.3 percent) higher, respectively, than the same periods of 2014, the result of growth in Consumer and Small Business Banking, including the impact of the Charter One branch acquisitions, corporate trust, and Wholesale Banking and Commercial Real Estate balances. The growth in average total savings deposits included increases in new accounts and increased balances from existing customers, including the continued strong participation in a savings product offered by Consumer and Small Business Banking. Average time deposits less than $100,000 for the second quarter and first six months of 2015 were $1.0 billion (9.5 percent) and $1.0 billion (9.2 percent) lower, respectively, than the same periods of the prior year, due to maturities. Average time deposits greater than $100,000 for the second quarter and first six months of 2015 were $4.9 billion (15.7 percent) and $3.7 billion (11.8 percent) lower, respectively, than the same periods of the prior year, primarily due to declines in Wholesale Banking and Commercial Real Estate, corporate trust and Consumer and Small Business Banking balances. Time deposits greater than $100,000 are primarily managed as an alternative to other funding sources, such as wholesale borrowing, based largely on funding needs and relative pricing.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2015 decreased $43 million (13.3 percent) and $85 million (13.5 percent), respectively, compared with the same periods of 2014. Net charge-offs decreased $53 million (15.2 percent) and $115 million (16.7 percent) in the second quarter and first six months of 2015, respectively, compared with the same periods of the prior year,

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Credit and debit card revenue	$266	$259	2.7%	$507	$498	1.8%
Corporate payment products revenue	178	182	(2.2)	348	355	(2.0)
Merchant processing services	395	384	2.9	754	740	1.9
ATM processing services	80	82	(2.4)	158	160	(1.3)
Trust and investment management fees	334	311	7.4	656	615	6.7
Deposit service charges	174	171	1.8	335	328	2.1
Treasury management fees	142	140	1.4	279	273	2.2
Commercial products revenue	214	221	(3.2)	414	426	(2.8)
Mortgage banking revenue	231	278	(16.9)	471	514	(8.4)
Investment products fees	48	47	2.1	95	93	2.2
Securities gains (losses), net	–	–	–	–	5	*
Other	210	369	(43.1)	409	545	(25.0)
Total noninterest income	$2,272	$2,444	(7.0)%	$4,426	$4,552	(2.8)%

*	Not meaningful.

reflecting improvements in residential mortgages, other retail, commercial, and construction and development loans. The provision for credit losses was lower than net charge-offs by $15 million in the second quarter and $30 million in the first six months of 2015, compared with $25 million in the second quarter and $60 million in the first six months of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.3 billion in the second quarter and $4.4 billion in the first six months of 2015, representing decreases of $172 million (7.0 percent) and $126 million (2.8 percent), respectively, compared with the same periods of 2014. The decreases from a year ago were principally due to lower other income from Visa stock sales and lower mortgage banking revenue, partially offset by increases in other fee revenue categories. The decreases in mortgage banking revenue were primarily due to unfavorable changes in the valuation of mortgage servicing rights (“MSRs”), net of hedging activities, offset by increases in mortgage production revenue. Trust and investment management fees increased reflecting the benefits of the Company’s investments in corporate trust and fund services businesses, as well as account growth and improved market conditions. Merchant processing services increased 2.9 percent in the second quarter and 1.9 percent in the first six months of 2015, compared with the same periods of 2014, due to higher transaction volumes and account growth. Adjusted for the impact of foreign currency rate changes, the increases would have been approximately 7.6 percent and 6.4 percent, respectively. In addition, credit and debit card revenue increased due to higher transaction volumes.

Noninterest Expense Noninterest expense was $2.7 billion in the second quarter and $5.3 billion in the first six months of 2015, representing a decrease of $71 million (2.6 percent) and an increase of $50 million (0.9 percent), respectively, compared with the same periods of 2014. The changes from a year ago were primarily the result of higher compensation, employee benefits and mortgage servicing-related expenses in the current year, offset by the second quarter 2014 FHA DOJ settlement. The increases in compensation expense primarily reflected the impact of merit increases, the Charter One branch acquisitions, and higher staffing for risk, compliance and internal audit activities. The increases in employee benefits expense were primarily driven by higher pension costs. Postage, printing and supplies expense decreased from the same periods of the prior year reflecting reimbursement from a business partner.

Income Tax Expense The provision for income taxes was $528 million (an effective rate of 26.1 percent) for the second quarter and $1.0 billion (an effective rate of 25.5 percent) for the first six months of 2015, compared with $547 million (an effective rate of 26.6 percent) and $1.0 billion (an effective rate of 26.3 percent) for the same periods of 2014. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $248.6 billion at June 30, 2015, compared with $247.9 billion at December 31, 2014, an increase of $788 million (0.3 percent). The increase was driven primarily by higher

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Compensation	$1,196	$1,125	6.3%	$2,375	$2,240	6.0%
Employee benefits	293	257	14.0	610	546	11.7
Net occupancy and equipment	247	241	2.5	494	490	.8
Professional services	106	97	9.3	183	180	1.7
Marketing and business development	96	96	–	166	175	(5.1)
Technology and communications	221	214	3.3	435	425	2.4
Postage, printing and supplies	64	80	(20.0)	146	161	(9.3)
Other intangibles	43	48	(10.4)	86	97	(11.3)
Other	416	595	(30.1)	852	983	(13.3)
Total noninterest expense	$2,682	$2,753	(2.6)%	$5,347	$5,297	.9%
Efficiency ratio (a)	53.2%	53.1%		53.7%	53.0%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

commercial loans, partially offset by lower credit card loans, commercial real estate loans, covered loans, residential mortgages and other retail loans, including the transfer of the student loans from the loan portfolio to loans held for sale at the end of the first quarter of 2015.

Commercial loans increased $4.2 billion (5.3 percent) at June 30, 2015, compared with December 31, 2014, reflecting higher demand from new and existing customers. In addition, excluding student loans, other retail loans increased $1.5 billion (3.2 percent) at June 30, 2015, compared with December 31, 2014. The increase was driven primarily by higher auto and installment loan balances.

Credit card and commercial real estate loans decreased $727 million (3.9 percent) and $537 million (1.3 percent), respectively, at June 30, 2015, compared with December 31, 2014, primarily the result of customers paying down balances.

Residential mortgages held in the loan portfolio decreased $282 million (0.5 percent) at June 30, 2015, compared with December 31, 2014, reflecting higher loan prepayments due to the low interest rate environment. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality. The Company generally retains portfolio loans through maturity; however, the Company’s intent may change over time based upon various factors such as ongoing asset/liability management activities, assessment of product profitability, credit risk, liquidity needs, and capital implications. If the Company’s intent or ability to hold an existing portfolio loan changes, the loan is transferred to loans held for sale.

Loans Held for Sale Loans held for sale, consisting of residential mortgages and other loans to be sold in the secondary market, were $8.5 billion at June 30, 2015, compared with $4.8 billion at December 31, 2014. The increase in loans held for sale was principally due to the transfer of the student loan balances to loans held for sale at the end of the first quarter of 2015, as well as an increase in residential mortgage loans held for sale balances due to a higher level of mortgage loan closings.

Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $103.3 billion at June 30, 2015, compared with $101.0 billion at December 31, 2014. The $2.3 billion (2.2 percent) increase reflected $2.5 billion of net investment purchases, partially offset by a $148 million unfavorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At June 30, 2015, the Company’s net unrealized gains on available-for-sale securities were $489 million, compared with $637 million at December 31, 2014. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of agency mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $369 million at June 30, 2015, compared with $343 million at December 31, 2014. At June 30, 2015, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

In December 2013, U.S. banking regulators approved final rules that prohibit banks from holding

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2015 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$120	$121	.2	1.94%	$–	$–	–	–%
Maturing after one year through five years	1,785	1,795	3.2	1.59	1,097	1,109	3.2	1.42
Maturing after five years through ten years	846	847	7.0	2.35	1,700	1,688	7.2	2.16
Maturing after ten years	1	1	12.2	4.15	56	56	10.3	1.77
Total	$2,752	$2,764	4.2	1.84%	$2,853	$2,853	5.7	1.87%
Mortgage-Backed Securities (a)
Maturing in one year or less	$438	$440	.7	1.51%	$165	$165	.7	1.75%
Maturing after one year through five years	30,054	30,255	4.0	1.95	31,421	31,486	3.7	2.03
Maturing after five years through ten years	15,699	15,771	5.7	1.49	11,503	11,559	5.5	1.36
Maturing after ten years	867	871	12.2	1.25	240	242	11.9	1.23
Total	$47,058	$47,337	4.7	1.78%	$43,329	$43,452	4.2	1.84%
Asset-Backed Securities (a)
Maturing in one year or less	$53	$56	.7	.18%	$–	$1	.1	.81%
Maturing after one year through five years	206	212	3.6	2.00	7	9	3.0	.84
Maturing after five years through ten years	355	361	6.3	1.49	4	5	6.2	.91
Maturing after ten years	–	–	–	–	1	7	11.3	.95
Total	$614	$629	4.9	1.55%	$12	$22	4.8	.87%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$1,244	$1,267	.5	6.75%	$–	$–	.4	9.47%
Maturing after one year through five years	3,412	3,581	1.9	6.60	1	1	2.9	7.89
Maturing after five years through ten years	366	365	6.9	4.90	2	2	8.3	7.76
Maturing after ten years	158	161	18.0	6.49	6	5	10.8	1.73
Total	$5,180	$5,374	2.4	6.51%	$9	$8	9.2	3.72%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–	9	9	1.7	1.49
Maturing after five years through ten years	–	–	–	–	21	20	5.3	1.02
Maturing after ten years	691	632	18.0	2.49	–	–	–	–
Total	$691	$632	18.0	2.49%	$30	$29	4.3	1.16%
Other Investments	$294	$342	15.2	3.15%	$–	$–	–	–%
Total investment securities (d)	$56,589	$57,078	4.7	2.23%	$46,233	$46,364	4.3	1.85%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.3 years at December 31, 2014, with a corresponding weighted-average yield of 2.32 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at December 31, 2014, with a corresponding weighted-average yield of 1.92 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2015		December 31, 2014
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$5,605	5.5%	$5,339	5.3%
Mortgage-backed securities	90,387	87.9	87,645	87.3
Asset-backed securities	626	.6	638	.6
Obligations of state and political subdivisions	5,189	5.0	5,613	5.6
Other debt securities and investments	1,015	1.0	1,171	1.2
Total investment securities	$102,822	100.0%	$100,406	100.0%

certain types of investments, such as investments in hedge and certain private equity funds. The Company does not anticipate the implementation of these final rules will require any significant liquidation of securities held or impairment charges. Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $296.8 billion at June 30, 2015, compared with $282.7 billion at December 31, 2014, the result of increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Money market savings account balances increased $6.7 billion (8.8 percent) primarily due to higher corporate trust and Wholesale Banking and

U.S. Bancorp	7

Commercial Real Estate balances. Savings account balances increased $1.9 billion (5.5 percent), primarily due to continued strong participation in a savings product offered by Consumer and Small Business Banking, including an increase in new accounts and increased balances from existing customers. Interest checking balances increased $1.4 billion (2.5 percent) primarily due to higher Consumer and Small Business Banking, and Wholesale Banking and Commercial Real Estate balances, partially offset by lower broker dealer balances. Noninterest-bearing deposits increased $8.9 billion (11.5 percent) at June 30, 2015, compared with December 31, 2014, primarily due to higher corporate trust and Wholesale Banking and Commercial Real Estate balances. Time deposits less than $100,000 decreased $862 million (8.1 percent) at June 30, 2015, compared with December 31, 2014, primarily due to lower Consumer and Small Business Banking balances, the result of maturities. Time deposits greater than $100,000 decreased $3.9 billion (13.9 percent) at June 30, 2015, compared with December 31, 2014, primarily due to lower Wholesale Banking and Commercial Real Estate, and Consumer and Small Business Banking balances. Time deposits greater than $100,000 are primarily managed as an alternative to other funding sources, such as wholesale borrowing, based largely on funding needs and relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $27.8 billion at June 30, 2015, compared with $29.9 billion at December 31, 2014. The $2.1 billion (7.1 percent) decrease in short-term borrowings was primarily due to decreases in short-term Federal Home Loan Bank advances and other short-term borrowings balances. Long-term debt was $34.2 billion at June 30, 2015, compared with $32.3 billion at December 31, 2014. The $1.9 billion (5.8 percent) increase was primarily due to the issuance of $2.3 billion of bank notes and a $783 million increase in long-term Federal Home Loan Bank advances, partially offset by $750 million of medium-term note and $500 million of subordinated bank note maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Executive Risk Committee (“ERC”), which is chaired by the Chief Risk Officer and includes the Chief Executive Officer and other members of the executive management team, oversees execution against the risk management framework and risk appetite statements. The ERC focuses on current and emerging risks, including strategic and reputation risks, by directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale, MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputation risk is the

8	U.S. Bancorp

risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue servicing existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of these factors.

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

Management provides various risk reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes, litigation developments, and technology and cybersecurity;
•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk;
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputation and strategic risk considerations, impacts and responses.

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

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to

U.S. Bancorp	9

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

The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans. The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment. At June 30, 2015, approximately $3.3 billion of the commercial loans outstanding were to customers in energy-related businesses, compared with $3.1 billion at December 31, 2014. The recent decline in energy prices has resulted in deterioration to some of these loans; however, its impact has not been material to the Company.

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At June 30, 2015, substantially all of the Company’s home equity lines were in the draw period. Approximately $856 million, or 6 percent, of the outstanding home equity line balances at June 30, 2015, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

10	U.S. Bancorp

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at June 30, 2015:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,820	$36,870	$38,690	86.9%
Over 80% through 90%	138	2,949	3,087	6.9
Over 90% through 100%	102	1,152	1,254	2.8
Over 100%	144	1,278	1,422	3.2
No LTV available	–	63	63	.2
Total	$2,204	$42,312	$44,516	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$557	$557	48.4%
Over 80% through 90%	–	177	177	15.4
Over 90% through 100%	–	152	152	13.2
Over 100%	–	264	264	23.0
No LTV available	–	–	–	–
Total	$–	$1,150	$1,150	100.0%
Other Borrowers
Less than or equal to 80%	$3	$399	$402	55.4%
Over 80% through 90%	–	118	118	16.2
Over 90% through 100%	–	63	63	8.7
Over 100%	–	143	143	19.7
No LTV available	–	–	–	–
Total	$3	$723	$726	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$4,945	$4,945	100.0%
Total
Less than or equal to 80%	$1,823	$37,826	$39,649	77.2%
Over 80% through 90%	138	3,244	3,382	6.6
Over 90% through 100%	102	1,367	1,469	2.9
Over 100%	144	1,685	1,829	3.6
No LTV available	–	63	63	.1
Loans purchased from GNMA mortgage pools (a)	–	4,945	4,945	9.6
Total	$2,207	$49,130	$51,337	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$9,569	$601	$10,170	66.1%
Over 80% through 90%	2,350	280	2,630	17.1
Over 90% through 100%	1,051	125	1,176	7.6
Over 100%	1,103	142	1,245	8.1
No LTV/CLTV available	152	17	169	1.1
Total	$14,225	$1,165	$15,390	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$34	$25	$59	27.5%
Over 80% through 90%	11	17	28	13.0
Over 90% through 100%	10	21	31	14.4
Over 100%	23	72	95	44.2
No LTV/CLTV available	–	2	2	.9
Total	$78	$137	$215	100.0%
Other Borrowers
Less than or equal to 80%	$339	$11	$350	75.1%
Over 80% through 90%	68	8	76	16.3
Over 90% through 100%	20	2	22	4.7
Over 100%	16	2	18	3.9
No LTV/CLTV available	–	–	–	–
Total	$443	$23	$466	100.0%
Total
Less than or equal to 80%	$9,942	$637	$10,579	65.8%
Over 80% through 90%	2,429	305	2,734	17.0
Over 90% through 100%	1,081	148	1,229	7.6
Over 100%	1,142	216	1,358	8.5
No LTV/CLTV available	152	19	171	1.1
Total	$14,746	$1,325	$16,071	100.0%

U.S. Bancorp	11

At June 30, 2015 and December 31, 2014, approximately $1.2 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination. In addition to residential mortgages, at June 30, 2015, $215 million of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $238 million at December 31, 2014. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.3 percent of total assets at June 30, 2015, compared with 0.4 percent at December 31, 2014. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Covered loans included $792 million in loans with negative-amortization payment options at June 30, 2015, compared with $850 million at December 31, 2014. Other than covered loans, the Company does not have any residential mortgages with payment schedules that would cause balances to increase over time.

Home equity and second mortgages were $16.1 billion at June 30, 2015, compared with $15.9 billion at December 31, 2014, and included $5.1 billion of home equity lines in a first lien position and $11.0 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2015, included approximately $4.3 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2015:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,284	$6,741	$11,025
Percent 30-89 days past due	.23%	.42%	.35%
Percent 90 days or more past due	.06%	.11%	.09%
Weighted-average CLTV	77%	74%	75%
Weighted-average credit score	750	745	747

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2015	December 31, 2014
Commercial
Commercial	.05%	.05%
Lease financing	–	–
Total commercial	.05	.05
Commercial Real Estate
Commercial mortgages	.01	.02
Construction and development	.16	.14
Total commercial real estate	.05	.05
Residential Mortgages (a)	.30	.40
Credit Card	1.03	1.13
Other Retail
Retail leasing	–	.02
Home equity and second mortgages	.25	.26
Other	.10	.12
Total other retail (b)	.14	.15
Total loans, excluding covered loans	.19	.23
Covered Loans	6.66	7.48
Total loans	.32%	.38%

90 days or more past due including nonperforming loans	June 30, 2015	December 31, 2014
Commercial	.16%	.19%
Commercial real estate	.46	.65
Residential mortgages (a)	1.80	2.07
Credit card	1.12	1.30
Other retail (b)	.51	.53
Total loans, excluding covered loans	.70	.83
Covered loans	6.88	7.74
Total loans	.82%	.97%

(a)	Delinquent loan ratios exclude $2.9 billion at June 30, 2015, and $3.1 billion at December 31, 2014, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 7.41 percent at June 30, 2015, and 8.02 percent at December 31, 2014.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..81 percent at June 30, 2015, and .84 percent at December 31, 2014.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $801 million ($469 million excluding covered loans) at June 30, 2015, compared with $945 million ($550 million excluding covered loans) at December 31, 2014. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.32 percent (0.19 percent excluding covered loans) at June 30, 2015, compared with 0.38 percent (0.23 percent excluding covered loans) at December 31, 2014.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Residential Mortgages (a)
30-89 days	$195	$221	.38%	.43%
90 days or more	156	204	.30	.40
Nonperforming	769	864	1.50	1.67
Total	$1,120	$1,289	2.18%	2.50%
Credit Card
30-89 days	$206	$229	1.16%	1.24%
90 days or more	183	210	1.03	1.13
Nonperforming	16	30	.09	.16
Total	$405	$469	2.28%	2.53%
Other Retail
Retail Leasing
30-89 days	$10	$11	.17%	.18%
90 days or more	–	1	–	.02
Nonperforming	2	1	.04	.02
Total	$12	$13	.21%	.22%
Home Equity and Second Mortgages
30-89 days	$59	$85	.36%	.54%
90 days or more	40	42	.25	.26
Nonperforming	157	170	.98	1.07
Total	$256	$297	1.59%	1.87%
Other (b)
30-89 days	$124	$142	.48%	.51%
90 days or more	27	32	.10	.12
Nonperforming	19	16	.07	.06
Total	$170	$190	.65%	.69%

(a)	Excludes $375 million of loans 30-89 days past due and $2.9 billion of loans 90 days or more past due at June 30, 2015, purchased from GNMA mortgage pools that continue to accrue interest, compared with $431 million and $3.1 billion at December 31, 2014, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	June 30, 2015	December 31, 2014
Prime Borrowers
30-89 days	.32%	.33%
90 days or more	.27	.35
Nonperforming	1.27	1.42
Total	1.86%	2.10%
Sub-Prime Borrowers
30-89 days	3.83%	5.12%
90 days or more	2.35	3.41
Nonperforming	15.30	16.73
Total	21.48%	25.26%
Other Borrowers
30-89 days	1.24%	1.37%
90 days or more	1.10	1.13
Nonperforming	3.72	3.50
Total	6.06%	6.00%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	June 30, 2015	December 31, 2014
Prime Borrowers
30-89 days	.32%	.47%
90 days or more	.23	.24
Nonperforming	.87	.95
Total	1.42%	1.66%
Sub-Prime Borrowers
30-89 days	2.79%	3.36%
90 days or more	.93	1.26
Nonperforming	5.58	5.88
Total	9.30%	10.50%
Other Borrowers
30-89 days	.86%	1.18%
90 days or more	.43	.40
Nonperforming	2.57	2.36
Total	3.86%	3.94%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
30-89 days	$73	$68	1.47%	1.28%
90 days or more	332	395	6.66	7.48
Nonperforming	11	14	.22	.27
Total	$416	$477	8.35%	9.03%

14	U.S. Bancorp

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2015, performing TDRs were $4.9 billion, compared with $5.1 billion at December 31, 2014. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2015 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$286	3.6%	.9%	$45	(a)	$331
Commercial real estate	240	1.9	4.9	84	(b)	324
Residential mortgages	1,931	3.5	2.8	497		2,428	(d)
Credit card	202	9.5	5.7	16	(c)	218
Other retail	156	4.3	4.1	63	(c)	219	(e)
TDRs, excluding GNMA and covered loans	2,815	3.8	3.1	705		3,520
Loans purchased from GNMA mortgage pools	2,080	6.8	61.7	–		2,080	(f)
Covered loans	31	1.1	10.4	4		35
Total	$4,926	5.1%	27.9%	$709		$5,635

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $320 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $83 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $117 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $10 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $484 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $610 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at June 30, 2015.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2015	December 31, 2014
Commercial
Commercial	$78	$99
Lease financing	12	13
Total commercial	90	112
Commercial Real Estate
Commercial mortgages	116	175
Construction and development	59	84
Total commercial real estate	175	259
Residential Mortgages (b)	769	864
Credit Card	16	30
Other Retail
Retail leasing	2	1
Home equity and second mortgages	157	170
Other	19	16
Total other retail	178	187
Total nonperforming loans, excluding covered loans	1,228	1,452
Covered Loans	11	14
Total nonperforming loans	1,239	1,466
Other Real Estate (c)(d)	287	288
Covered Other Real Estate (d)	35	37
Other Assets	16	17
Total nonperforming assets	$1,577	$1,808
Total nonperforming assets, excluding covered assets	$1,531	$1,757
Excluding covered assets
Accruing loans 90 days or more past due (b)	$469	$550
Nonperforming loans to total loans	.50%	.60%
Nonperforming assets to total loans plus other real estate (c)	.63%	.72%
Including covered assets
Accruing loans 90 days or more past due (b)	$801	$945
Nonperforming loans to total loans	.50%	.59%
Nonperforming assets to total loans plus other real estate (c)	.63%	.73%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Credit Card, Other Retail and Residential Mortgages	Covered Assets	Total
Balance December 31, 2014	$431	$1,326	$51	$1,808
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	140	244	13	397
Advances on loans	31	–	–	31
Total additions	171	244	13	428
Reductions in nonperforming assets
Paydowns, payoffs	(167)	(132)	(5)	(304)
Net sales	(24)	(59)	(12)	(95)
Return to performing status	(3)	(106)	–	(109)
Charge-offs (e)	(91)	(59)	(1)	(151)
Total reductions	(285)	(356)	(18)	(659)
Net additions to (reductions in) nonperforming assets	(114)	(112)	(5)	(231)
Balance June 30, 2015	$317	$1,214	$46	$1,577

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.9 billion and $3.1 billion at June 30, 2015, and December 31, 2014, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $753 million and $641 million at June 30, 2015, and December 31, 2014, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

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

At June 30, 2015, total nonperforming assets were $1.6 billion, compared with $1.8 billion at December 31, 2014. The $231 million (12.8 percent) decrease in nonperforming assets was primarily driven by reductions in commercial loans, commercial real estate loans and residential mortgages. Nonperforming covered assets at June 30, 2015, were $46 million, compared with $51 million at December 31, 2014. The ratio of total nonperforming assets to total loans and other real estate was 0.63 percent at June 30, 2015, compared with 0.73 percent at December 31, 2014.

Other real estate owned, excluding covered assets, was $287 million at June 30, 2015, compared with $288 million at December 31, 2014, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Residential
Florida	$20	$17	1.30%	1.06%
Illinois	18	16	.43	.37
Minnesota	17	16	.27	.26
Ohio	14	13	.46	.42
Wisconsin	12	10	.54	.44
All other states	158	161	.32	.32
Total residential	239	233	.35	.35
Commercial
California	12	11	.06	.05
Illinois	11	12	.18	.19
Indiana	3	3	.20	.20
Texas	2	–	.03	–
Florida	2	7	.06	.24
All other states	18	22	.02	.03
Total commercial	48	55	.04	.04
Total	$287	$288	.12%	.12%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $296 million for the second quarter and $575 million for the first six months of 2015, compared with $349 million and $690 million for the same periods of 2014. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2015 was 0.48 percent and 0.47 percent, respectively, compared with 0.58 percent for both the second quarter and first six

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial
Commercial	.20%	.30%	.21%	.26%
Lease financing	.23	.24	.23	.20
Total commercial	.20	.29	.21	.25
Commercial Real Estate
Commercial mortgages	.05	(.08)	.02	(.04)
Construction and development	(.12)	.09	(.41)	–
Total commercial real estate	.01	(.04)	(.08)	(.04)
Residential Mortgages	.26	.44	.27	.44
Credit Card	3.85	3.92	3.78	3.94
Other Retail
Retail leasing	.07	.07	.07	.03
Home equity and second mortgages	.28	.60	.32	.71
Other	.62	.68	.61	.69
Total other retail	.43	.58	.45	.61
Total loans, excluding covered loans	.49	.60	.48	.60
Covered Loans	–	.10	–	.17
Total loans	.48%	.58%	.47%	.58%

18	U.S. Bancorp

months of 2014. The year-over-year decreases in total net charge-offs reflected the improvement in economic conditions.

Commercial and commercial real estate loan net charge-offs for the second quarter of 2015 were $43 million (0.14 percent of average loans outstanding on an annualized basis), compared with $51 million (0.18 percent of average loans outstanding on an annualized basis) for the second quarter of 2014. Commercial and commercial real estate loan net charge-offs for the first six months of 2015 were $68 million (0.11 percent of average loans outstanding on an annualized basis), compared with $84 million (0.15 percent of average loans outstanding on an annualized basis) for the first six months of 2014.

Residential mortgage loan net charge-offs for the second quarter of 2015 were $33 million (0.26 percent of average loans outstanding on an annualized basis), compared with $57 million (0.44 percent of average loans outstanding on an annualized basis) for the second quarter of 2014. Residential mortgage loan net charge-offs for the first six months of 2015 were $68 million (0.27 percent of average loans outstanding on an annualized basis), compared with $114 million (0.44 percent of average loans outstanding on an annualized basis) for the first six months of 2014. Credit card loan net charge-offs for the second quarter of 2015 were $169 million (3.85 percent of average loans outstanding on an annualized basis), compared with $170 million (3.92 percent of average loans outstanding on an annualized basis) for the second quarter of 2014. Credit card loan net charge-offs for the first six months of 2015 were $332 million (3.78 percent of average loans outstanding on an annualized basis), compared with $340 million (3.94 percent of average loans outstanding on an annualized basis) for the first six months of 2014. Other retail loan net charge-offs for the second quarter of 2015 were $51 million (0.43 percent of average loans outstanding on an annualized basis), compared with $69 million (0.58 percent of average loans outstanding on an annualized basis) for the second quarter of 2014. Other retail loan net charge-offs for the first six months of 2015 were $107 million (0.45 percent of average loans outstanding on an annualized basis), compared with $145 million (0.61 percent of average loans outstanding on an annualized basis) for the first six months of 2014. The decrease in total residential mortgage, credit card and other retail loan net charge-offs reflected the improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Residential Mortgages
Prime borrowers	$44,152	$43,774	.20%	.33%	$44,192	$43,639	.20%	.35%
Sub-prime borrowers	1,164	1,323	2.76	4.55	1,185	1,341	3.06	4.81
Other borrowers	742	873	1.08	1.38	764	887	1.06	.91
Loans purchased from GNMA mortgage pools (a)	5,056	5,845	.08	.21	5,128	5,833	.12	.10
Total	$51,114	$51,815	.26%	.44%	$51,269	$51,700	.27%	.44%
Home Equity and Second Mortgages
Prime borrowers	$15,263	$14,564	.24%	.50%	$15,213	$14,578	.27%	.62%
Sub-prime borrowers	219	267	1.83	6.01	225	276	2.69	5.11
Other borrowers	476	496	.84	.81	490	492	.82	.82
Total	$15,958	$15,327	.28%	.60%	$15,928	$15,346	.32%	.71%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U.S. Bancorp	19

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2015, the Company serviced the first lien on 39 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $316 million or 2.0 percent of the total home equity portfolio at June 30, 2015, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 0.8 percent for the twelve months ended June 30, 2015), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any

20	U.S. Bancorp

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

At June 30, 2015, the allowance for credit losses was $4.3 billion (1.74 percent of period-end loans), compared with $4.4 billion (1.77 percent of period-end loans) at December 31, 2014. The ratio of the allowance for credit losses to nonperforming loans was 349 percent at June 30, 2015, compared with 298 percent at December 31, 2014. The ratio of the allowance for credit losses to annualized loan net charge-offs was 364 percent at June 30, 2015, compared with 328 percent of full year 2014 net charge-offs at December 31, 2014, reflecting the impact of improving economic conditions over the past year.

U.S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$4,351	$4,497	$4,375	$4,537
Charge-Offs
Commercial
Commercial	59	69	127	126
Lease financing	6	7	12	13
Total commercial	65	76	139	139
Commercial real estate
Commercial mortgages	9	3	13	10
Construction and development	–	6	1	7
Total commercial real estate	9	9	14	17
Residential mortgages	41	62	82	123
Credit card	190	188	372	372
Other retail
Retail leasing	1	2	3	3
Home equity and second mortgages	20	31	41	67
Other	54	62	112	125
Total other retail	75	95	156	195
Covered loans (a)	–	2	–	8
Total charge-offs	380	432	763	854
Recoveries
Commercial
Commercial	20	17	48	40
Lease financing	3	4	6	8
Total commercial	23	21	54	48
Commercial real estate
Commercial mortgages	5	9	10	17
Construction and development	3	4	21	7
Total commercial real estate	8	13	31	24
Residential mortgages	8	5	14	9
Credit card	21	18	40	32
Other retail
Retail leasing	–	1	1	2
Home equity and second mortgages	9	8	16	13
Other	15	17	32	35
Total other retail	24	26	49	50
Covered loans (a)	–	–	–	1
Total recoveries	84	83	188	164
Net Charge-Offs
Commercial
Commercial	39	52	79	86
Lease financing	3	3	6	5
Total commercial	42	55	85	91
Commercial real estate
Commercial mortgages	4	(6)	3	(7)
Construction and development	(3)	2	(20)	–
Total commercial real estate	1	(4)	(17)	(7)
Residential mortgages	33	57	68	114
Credit card	169	170	332	340
Other retail
Retail leasing	1	1	2	1
Home equity and second mortgages	11	23	25	54
Other	39	45	80	90
Total other retail	51	69	107	145
Covered loans (a)	–	2	–	7
Total net charge-offs	296	349	575	690
Provision for credit losses	281	324	545	630
Other changes (b)	(10)	(23)	(19)	(28)
Balance at end of period (c)	$4,326	$4,449	$4,326	$4,449
Components
Allowance for loan losses	$4,013	$4,132
Liability for unfunded credit commitments	313	317
Total allowance for credit losses	$4,326	$4,449
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.76%	1.83%
Nonperforming loans, excluding covered loans	348	294
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	252	211
Nonperforming assets, excluding covered assets	279	246
Annualized net charge-offs, excluding covered loans	360	312
Period-end loans	1.74%	1.82%
Nonperforming loans	349	279
Nonperforming and accruing loans 90 days or more past due	212	169
Nonperforming assets	274	229
Annualized net charge-offs	364	318

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At June 30, 2015 and 2014, $1.6 billion and $1.7 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2015, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2014. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2014, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2015, and December 31, 2014, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 5.6 percent decrease in the market value of equity at June 30, 2015, compared with a 6.7 percent

Table 9	Sensitivity of Net Interest Income

	June 30, 2015				December 31, 2014
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.71%	*	2.37%	*	1.38%	*	1.68%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U.S. Bancorp	23

decrease at December 31, 2014. A 200 bps decrease, where possible given current rates, would have resulted in a 6.9 percent decrease in the market value of equity at June 30, 2015, compared with a 7.1 percent decrease at December 31, 2014. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2015, the Company had $9.6 billion of forward commitments to sell, hedging $4.5 billion of mortgage loans held for sale and $6.4 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

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

24	U.S. Bancorp

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30, (Dollars in Millions)	2015	2014
Average	$1	$1
High	2	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the six months ended June 30, 2015 and 2014. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30, (Dollars in Millions)	2015	2014
Average	$4	$4
High	8	8
Low	2	2
Period-end	4	5

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

The average, high and low one-day VaR amounts for the residential mortgage loans held for sale and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30, (Dollars in Millions)	2015	2014
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$7	$3
High	8	8
Low	5	2

The Company did not experience any actual losses on its residential mortgage loans held for sale and MSRs activities, including their related hedges, that exceeded VaR during the six months ended June 30, 2015 and 2014.

U.S. Bancorp	25

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank’s Discount Window. At June 30, 2015, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $89.2 billion, compared with $86.9 billion at December 31, 2014. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2015, the Company could have borrowed an additional $77.4 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $296.8 billion at June 30, 2015, compared with $282.7 billion at December 31, 2014. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $34.2 billion at June 30, 2015, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $27.8 billion at June 30, 2015, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At June 30, 2015, parent company long-term debt outstanding was $12.4 billion, compared with $13.2 billion at December 31, 2014. The decrease was primarily due to the maturity of $750 million of medium-term notes. As of June 30, 2015, there was $1.0 billion of parent company debt scheduled to mature in the remainder of 2015.

During 2014, U.S. banking regulators approved a final regulatory Liquidity Coverage Ratio (“LCR”), requiring banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. The LCR requirement became effective for the Company January 1, 2015, subject to certain transition provisions over the following two years to full implementation by January 1, 2017. At June 30, 2015, the Company was compliant with the fully implemented LCR requirement based on its interpretation of the final U.S. LCR rule.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At June 30, 2015, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $22 million and unrealized losses totaling $1 million,

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2015	December 31, 2014
Basel III transitional standardized approach:
Common equity tier 1 capital	$31,674	$30,856
Tier 1 capital	36,748	36,020
Total risk-based capital	43,526	43,208
Risk-weighted assets	333,177	317,398
Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.0	11.3
Total risk-based capital as a percent of risk-weighted assets	13.1	13.6
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.2	9.3
Basel III transitional advanced approaches:
Common equity tier 1 capital	$31,674	$30,856
Tier 1 capital	36,748	36,020
Total risk-based capital	40,561	40,475
Risk-weighted assets	245,038	248,596
Common equity tier 1 capital as a percent of risk-weighted assets	12.9%	12.4%
Tier 1 capital as a percent of risk-weighted assets	15.0	14.5
Total risk-based capital as a percent of risk-weighted assets	16.6	16.3

compared with an amortized cost totaling $66 million and unrealized losses totaling $2 million, at December 31, 2014. The Company also transacts with various European banks as counterparties to interest rate and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries currently experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At June 30, 2015, the Company was in a net receivable position with six banks in Europe, totaling $14 million. The Company was in a net payable position to each of the other European banks.

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

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2015, the Company had an aggregate amount on deposit with European banks of approximately $442 million.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $275 million at June 30, 2015 guaranteed by the country of Germany. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder

U.S. Bancorp	27

benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2015 and December 31, 2014. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

During 2014, U.S. banking regulators approved a final regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. At June 30, 2015, the Company’s SLR exceeds the applicable minimum SLR requirement effective January 1, 2018.

Total U.S. Bancorp shareholders’ equity was $44.5 billion at June 30, 2015, compared with $43.5 billion at December 31, 2014. The increase was primarily the result of corporate earnings, partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.5 percent and 9.2 percent, respectively, at June 30, 2015, compared with 7.5 percent and 9.3 percent, respectively, at

December 31, 2014. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.2 percent at June 30, 2015, compared with 9.0 percent at December 31, 2014. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 12.4 percent at June 30, 2015, compared with 11.8 percent at December 31, 2014. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 11, 2015, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.022 billion of its common stock, from April 1, 2015 through June 30, 2016.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2015:

Period (Dollars in Millions, Except Per Share Data)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April	7,401,217	(b)	$42.78	7,301,217	$2,710
May	4,278,265		43.71	4,278,265	2,523
June	2,815,693		44.30	2,815,693	2,398
Total	14,495,175	(b)	$43.35	14,395,175	$2,398

(a)	All shares were purchased under the stock repurchase program announced on March 11, 2015.
(b)	Includes 100,000 shares of common stock purchased, at an average price per share of $42.78, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

On June 16, 2015, the Company announced its Board of Directors had approved a 4.1 percent increase in the Company’s dividend rate per common share, from $0.245 per quarter to $0.255 per quarter.

Refer to “Management’s Discussion and Analysis —Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on capital management.

28	U.S. Bancorp

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $245 million of the Company’s net income in the second quarter and $454 million in the first six months of 2015, or decreases of $27 million (9.9 percent) and $99 million (17.9 percent), respectively, compared with the same periods of 2014. The decreases were primarily driven by lower net revenue and higher noninterest expense year-over-year.

Net revenue decreased $34 million (4.5 percent) in the second quarter and $55 million (3.7 percent) in the first six months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, decreased $2 million (0.4 percent) in the second quarter and $1 million (0.1 percent) in the first six months of 2015, compared with the same periods of 2014. The decreases were primarily driven by increases in average loans and deposits, offset by lower rates and fees on loans. Noninterest income decreased $32 million (12.5 percent) in the second quarter and $54 million (10.8 percent) in the first six months of 2015, compared with the same periods of 2014, driven by lower wholesale transaction activity and loan-related fees, partially offset by higher commercial leasing revenue and higher syndication fees.

Noninterest expense increased $9 million (2.8 percent) in the second quarter and $31 million (4.9 percent) in the first six months of 2015, compared with the same periods of 2014, primarily due to increases in the FDIC insurance assessment allocation, based on the level of commitments, and variable compensation expense. The provision for credit losses was flat in the second quarter and increased $70 million in the first six months of 2015, compared with the same periods of 2014. The increase for the first six months of 2015, compared with the same period of the prior year, was due to portfolio growth and unfavorable changes in the reserve allocation reflecting the recent decline in energy prices and higher net charge-offs. Nonperforming assets were $118 million at June 30, 2015, $116 million at March 31, 2015, and $287 million at June 30, 2014. Nonperforming assets as a percentage of period-end loans were 0.14 percent at June 30, 2015 and at March 31, 2015, and 0.37 percent at June 30, 2014. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking and indirect lending (collectively, the retail banking division), as well as mortgage banking. Consumer and Small Business Banking contributed $321 million of the Company’s net income in the second quarter and $677 million in the first six months of 2015, or decreases of $66 million (17.1 percent) and $66 million (8.9 percent), respectively, compared with the same periods of 2014. The decreases were due to lower net revenue and higher noninterest expense, partially offset by decreases in the provision for credit losses. Within Consumer and Small Business Banking, the retail banking division contributed $243 million of the total net income in the second quarter and $496 million in the first six months of 2015, or a decrease of $14 million (5.4 percent) and an increase of $6 million (1.2 percent), respectively, compared with

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended June 30, (Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$505	$507	(.4)%	$1,147	$1,182	(3.0)%
Noninterest income	224	256	(12.5)	631	680	(7.2)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	729	763	(4.5)	1,778	1,862	(4.5)
Noninterest expense	325	316	2.8	1,212	1,126	7.6
Other intangibles	1	1	–	10	8	25.0
Total noninterest expense	326	317	2.8	1,222	1,134	7.8
Income before provision and income taxes	403	446	(9.6)	556	728	(23.6)
Provision for credit losses	18	18	–	52	120	(56.7)
Income before income taxes	385	428	(10.0)	504	608	(17.1)
Income taxes and taxable-equivalent adjustment	140	156	(10.3)	183	221	(17.2)
Net income	245	272	(9.9)	321	387	(17.1)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$245	$272	(9.9)	$321	$387	(17.1)
Average Balance Sheet
Commercial	$63,326	$57,378	10.4%	$10,307	$8,920	15.5%
Commercial real estate	19,407	18,313	6.0	18,941	18,794	.8
Residential mortgages	8	11	(27.3)	49,337	50,480	(2.3)
Credit card	–	–	–	–	–	–
Other retail	3	4	(25.0)	44,955	45,800	(1.8)
Total loans, excluding covered loans	82,744	75,706	9.3	123,540	123,994	(.4)
Covered loans	–	196	*	5,020	5,883	(14.7)
Total loans	82,744	75,902	9.0	128,560	129,877	(1.0)
Goodwill	1,647	1,609	2.4	3,682	3,533	4.2
Other intangible assets	21	21	–	2,564	2,689	(4.6)
Assets	91,613	83,185	10.1	147,492	142,661	3.4
Noninterest-bearing deposits	35,226	30,904	14.0	25,853	22,937	12.7
Interest checking	7,472	11,336	(34.1)	40,056	35,715	12.2
Savings products	27,063	17,242	57.0	53,640	49,125	9.2
Time deposits	15,463	18,303	(15.5)	16,020	17,722	(9.6)
Total deposits	85,224	77,785	9.6	135,569	125,499	8.0
Total U.S. Bancorp shareholders’ equity	8,114	7,489	8.3	10,809	11,370	(4.9)

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Six Months Ended June 30, (Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,003	$1,004	(.1)%	$2,292	$2,382	(3.8)%
Noninterest income	444	498	(10.8)	1,253	1,298	(3.5)
Securities gains (losses), net	—	—	—	—	—	—
Total net revenue	1,447	1,502	(3.7)	3,545	3,680	(3.7)
Noninterest expense	656	625	5.0	2,398	2,243	6.9
Other intangibles	2	2	—	20	16	25.0
Total noninterest expense	658	627	4.9	2,418	2,259	7.0
Income before provision and income taxes	789	875	(9.8)	1,127	1,421	(20.7)
Provision for credit losses	75	5	*	64	253	(74.7)
Income before income taxes	714	870	(17.9)	1,063	1,168	(9.0)
Income taxes and taxable-equivalent adjustment	260	317	(18.0)	386	425	(9.2)
Net income	454	553	(17.9)	677	743	(8.9)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to U.S. Bancorp	$454	$553	(17.9)	$677	$743	(8.9)
Average Balance Sheet
Commercial	$63,019	$55,871	12.8%	$9,979	$8,628	15.7%
Commercial real estate	19,300	18,141	6.4	19,070	18,709	1.9
Residential mortgages	8	12	(33.3)	49,556	50,385	(1.6)
Credit card	—	—	—	—	—	—
Other retail	3	4	(25.0)	46,091	45,642	1.0
Total loans, excluding covered loans	82,330	74,028	11.2	124,696	123,364	1.1
Covered loans	—	220	*	5,091	5,966	(14.7)
Total loans	82,330	74,248	10.9	129,787	129,330	.4
Goodwill	1,647	1,607	2.5	3,682	3,523	4.5
Other intangible assets	21	21	—	2,529	2,715	(6.9)
Assets	91,027	81,376	11.9	147,018	142,175	3.4
Noninterest-bearing deposits	34,814	31,393	10.9	25,364	22,462	12.9
Interest checking	7,571	10,878	(30.4)	39,540	35,303	12.0
Savings products	26,272	17,002	54.5	53,089	48,605	9.2
Time deposits	16,298	18,340	(11.1)	16,484	18,213	(9.5)
Total deposits	84,955	77,613	9.5	134,477	124,583	7.9
Total U.S. Bancorp shareholders’ equity	8,081	7,418	8.9	11,168	11,469	(2.6)

*	Not meaningful
30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change

$91	$96	(5.2)%	$459	$418	9.8%	$568	$541	5.0%	$2,770	$2,744	.9%
372	347	7.2	850	832	2.2	195	329	(40.7)	2,272	2,444	(7.0)
–	–	–	–	–	–	–	–	–	–	–	–
463	443	4.5	1,309	1,250	4.7	763	870	(12.3)	5,042	5,188	(2.8)
348	332	4.8	657	571	15.1	97	360	(73.1)	2,639	2,705	(2.4)
7	8	(12.5)	25	31	(19.4)	–	–	–	43	48	(10.4)
355	340	4.4	682	602	13.3	97	360	(73.1)	2,682	2,753	(2.6)
108	103	4.9	627	648	(3.2)	666	510	30.6	2,360	2,435	(3.1)
1	6	(83.3)	208	182	14.3	2	(2)	*	281	324	(13.3)
107	97	10.3	419	466	(10.1)	664	512	29.7	2,079	2,111	(1.5)
39	35	11.4	152	170	(10.6)	68	20	*	582	602	(3.3)
68	62	9.7	267	296	(9.8)	596	492	21.1	1,497	1,509	(.8)
–	–	–	(8)	(9)	11.1	(6)	(5)	(20.0)	(14)	(14)	–
$68	$62	9.7	$259	$287	(9.8)	$590	$487	21.1	$1,483	$1,495	(.8)

$2,256	$1,922	17.4%	$7,083	$6,522	8.6%	$281	$278	1.1%	$83,253	$75,020	11.0%
558	605	(7.8)	–	–	–	3,540	2,785	27.1	42,446	40,497	4.8
1,756	1,314	33.6	–	–	–	13	10	30.0	51,114	51,815	(1.4)
–	–	–	17,613	17,384	1.3	–	–	–	17,613	17,384	1.3
1,509	1,446	4.4	602	678	(11.2)	–	–	–	47,069	47,928	(1.8)
6,079	5,287	15.0	25,298	24,584	2.9	3,834	3,073	24.8	241,495	232,644	3.8
1	6	(83.3)	–	5	*	44	1,746	(97.5)	5,065	7,836	(35.4)
6,080	5,293	14.9	25,298	24,589	2.9	3,878	4,819	(19.5)	246,560	240,480	2.5
1,567	1,566	.1	2,473	2,520	(1.9)	–	–	–	9,369	9,228	1.5
129	164	(21.3)	403	491	(17.9)	–	–	–	3,117	3,365	(7.4)
8,987	8,338	7.8	31,510	30,914	1.9	128,299	109,671	17.0	407,901	374,769	8.8
13,776	15,687	(12.2)	881	711	23.9	1,611	1,598	.8	77,347	71,837	7.7
7,043	5,336	32.0	602	563	6.9	32	39	(17.9)	55,205	52,989	4.2
35,698	28,487	25.3	90	76	18.4	478	431	10.9	116,969	95,361	22.7
3,498	4,236	(17.4)	–	–	–	1,242	1,903	(34.7)	36,223	42,164	(14.1)
60,015	53,746	11.7	1,573	1,350	16.5	3,363	3,971	(15.3)	285,744	262,351	8.9
2,304	2,286	.8	5,817	5,665	2.7	17,470	15,776	10.7	44,514	42,586	4.5

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change

$179	$192	(6.8)%	$926	$834	11.0%	$1,122	$1,038	8.1%	$5,522	$5,450	1.3%
728	686	6.1	1,627	1,607	1.2	374	458	(18.3)	4,426	4,547	(2.7)
—	—	—	—	—	—	—	5	*	—	5	*
907	878	3.3	2,553	2,441	4.6	1,496	1,501	(.3)	9,948	10,002	(.5)
701	665	5.4	1,249	1,141	9.5	257	526	(51.1)	5,261	5,200	1.2
14	17	(17.6)	50	62	(19.4)	—	—	—	86	97	(11.3)
715	682	4.8	1,299	1,203	8.0	257	526	(51.1)	5,347	5,297	.9
192	196	(2.0)	1,254	1,238	1.3	1,239	975	27.1	4,601	4,705	(2.2)
(1)	2	*	405	383	5.7	2	(13)	*	545	630	(13.5)
193	194	(.5)	849	855	(.7)	1,237	988	25.2	4,056	4,075	(.5)
70	70	—	308	312	(1.3)	91	30	*	1,115	1,154	(3.4)
123	124	(.8)	541	543	(.4)	1,146	958	19.6	2,941	2,921	.7
—	—	—	(16)	(18)	11.1	(11)	(11)	—	(27)	(29)	6.9
$123	$124	(.8)	$525	$525	—	$1,135	$947	19.9	$2,914	$2,892	.8

$2,274	$1,885	20.6%	$6,840	$6,261	9.2%	$273	$294	(7.1)%	$82,385	$72,939	13.0%
573	610	(6.1)	—	—	—	3,615	2,815	28.4	42,558	40,275	5.7
1,692	1,293	30.9	—	—	—	13	10	30.0	51,269	51,700	(.8)
—	—	—	17,718	17,395	1.9	—	—	—	17,718	17,395	1.9
1,480	1,460	1.4	614	687	(10.6)	—	—	—	48,188	47,793	.8
6,019	5,248	14.7	25,172	24,343	3.4	3,901	3,119	25.1	242,118	230,102	5.2
1	7	(85.7)	—	5	*	41	1,882	(97.8)	5,133	8,080	(36.5)
6,020	5,255	14.6	25,172	24,348	3.4	3,942	5,001	(21.2)	247,251	238,182	3.8
1,567	1,566	.1	2,477	2,520	(1.7)	—	—	—	9,373	9,216	1.7
133	167	(20.4)	414	500	(17.2)	—	—	—	3,097	3,403	(9.0)
9,091	8,286	9.7	31,251	30,642	2.0	126,498	107,090	18.1	404,885	369,569	9.6
13,256	15,208	(12.8)	886	705	25.7	1,617	1,565	3.3	75,937	71,333	6.5
7,196	5,380	33.8	595	552	7.8	31	39	(20.5)	54,933	52,152	5.3
33,537	27,800	20.6	89	73	21.9	478	430	11.2	113,465	93,910	20.8
3,248	4,200	(22.7)	—	—	—	1,757	1,780	(1.3)	37,787	42,533	(11.2)
57,237	52,588	8.8	1,570	1,330	18.0	3,883	3,814	1.8	282,122	259,928	8.5
2,302	2,291	.5	5,799	5,666	2.3	16,947	15,332	10.5	44,297	42,176	5.0

U.S. Bancorp	31

the same periods of 2014, principally due to decreases in the provision for credit losses, offset by increases in noninterest expense and lower net revenue. Mortgage banking contributed $78 million of Consumer and Small Business Banking’s net income in the second quarter and $181 million in the first six months of 2015, or decreases of $52 million (40.0 percent) and $72 million (28.5 percent), respectively, from the same periods of 2014, reflecting increases in noninterest expense and the provision for credit losses, and decreases in net revenue.

Net revenue decreased $84 million (4.5 percent) in the second quarter and $135 million (3.7 percent) in the first six months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, decreased $35 million (3.0 percent) in the second quarter and $90 million (3.8 percent) in the first six months of 2015, compared with the same periods of 2014. The decreases in net interest income were primarily due to lower loan fees due to the wind down of the CAA product and lower rates on loans, partially offset by higher average loan, deposit and loans held for sale balances. Noninterest income decreased $49 million (7.2 percent) in the second quarter and $45 million (3.5 percent) in the first six months of 2015, compared with the same periods of 2014, primarily the result of lower mortgage banking revenue. The decreases in mortgage banking revenue in the second quarter and first six months of 2015, compared with the same periods of 2014, were primarily due to unfavorable changes in the valuation of MSRs, net of hedging activities, offset by increases in mortgage production revenue.

Noninterest expense increased $88 million (7.8 percent) in the second quarter and $159 million (7.0 percent) in the first six months of 2015, compared with the same periods of 2014, the result of higher compensation, employee benefits and mortgage servicing-related expenses. The provision for credit losses decreased $68 million (56.7 percent) in the second quarter and $189 million (74.7 percent) in the first six months of 2015, compared with the same periods of 2014. The decreases were due to lower net charge-offs and favorable changes in the reserve allocation, partially offset by higher loan balances. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 0.27 percent in the second quarter of 2015, compared with 0.40 percent in the second quarter of 2014. Nonperforming assets were $1.3 billion at June 30, 2015, and $1.4 billion at March 31, 2015 and at June 30, 2014. Nonperforming assets as a percentage of period-end loans were 1.03 percent at June 30, 2015, 1.11 percent at March 31, 2015 and 1.08 percent at June 30, 2014. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $68 million of the Company’s net income in the second quarter and $123 million in the first six months of 2015, or an increase of $6 million (9.7 percent) and a decrease of $1 million (0.8 percent), respectively, compared with the same periods of 2014. The changes were primarily due to higher net revenue, offset by higher noninterest expense.

Net revenue increased $20 million (4.5 percent) in the second quarter and $29 million (3.3 percent) in the first six months of 2015, compared with the same periods of 2014. The increases were driven by higher noninterest income of $25 million (7.2 percent) in the second quarter and $42 million (6.1 percent) in the first six months of 2015, compared with the same periods of 2014, reflecting the impact of account growth and improved market conditions. Net interest income, on a taxable-equivalent basis, decreased $5 million (5.2 percent) in the second quarter and $13 million (6.8 percent) in the first six months of 2015, compared with the same periods of 2014, principally due to decreases in the margin benefit from corporate trust deposit balances.

Noninterest expense increased $15 million (4.4 percent) in the second quarter and $33 million (4.8 percent) in the first six months of 2015, compared with the same periods of 2014. The increases were primarily due to higher net shared services expense and higher compensation and employee benefits expenses primarily due to merit increases and increased pension costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $259 million of the Company’s net income in the second quarter of 2015, or a decrease of $28 million (9.8 percent), compared with the same period of the prior year. Payment Services contributed $525 million of the Company’s net income in the first six months of 2015, unchanged from the same period of the prior year.

Net revenue increased $59 million (4.7 percent) in the second quarter and $112 million (4.6 percent) in the first six months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, increased $41 million (9.8 percent) in the second quarter and $92 million (11.0 percent) in the first six months of

32	U.S. Bancorp

2015, compared with the same periods of 2014, primarily driven by higher average loan balances and fees and improved loan rates. Noninterest income increased $18 million (2.2 percent) in the second quarter and $20 million (1.2 percent) in the first six months of 2015, compared with the same periods of 2014, primarily due to higher merchant processing services revenue driven by increased transaction volumes and product fees, partially offset by the impact of foreign currency rate changes.

Noninterest expense increased $80 million (13.3 percent) in the second quarter and $96 million (8.0 percent) in the first six months of 2015, compared with the same periods of 2014, primarily due to the allocation to the business line of a previously reserved regulatory item. The provision for credit losses increased $26 million (14.3 percent) in the second quarter and $22 million (5.7 percent) in the first six months of 2015, compared with the same periods of 2014, primarily due to unfavorable changes in the reserve allocation. As a percentage of average loans outstanding, net charge-offs were 3.20 percent in the second quarter of 2015, compared with 3.28 percent in the second quarter of 2014.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, income taxes not allocated to business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $590 million in the second quarter and $1.1 billion in the first six months of 2015, compared with $487 million and $947 million in the same periods of 2014, respectively.

Net revenue decreased $107 million (12.3 percent) in the second quarter and $5 million (0.3 percent) in the first six months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, increased $27 million (5.0 percent) in the second quarter and $84 million (8.1 percent) in the first six months of 2015, compared with the same periods of 2014, principally due to growth in the investment portfolio, partially offset by lower income from the run-off of acquired assets. Noninterest income decreased $134 million (40.7 percent) in the second quarter and $89 million (19.2 percent) in the first six months of 2015, compared with the same periods of 2014, primarily due to lower other income from Visa stock sales.

Noninterest expense decreased $263 million (73.1 percent) in the second quarter and $269 million (51.1 percent) in the first six months of 2015, compared with the same periods of 2014, principally due to the second quarter 2014 FHA DOJ settlement and insurance-related recoveries in the current year. The provision for credit losses increased $4 million in the second quarter and $15 million in the first six months of 2015, compared with the same periods of 2014, reflecting unfavorable changes in the reserve allocation.

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

U.S. Bancorp	33

The following table shows the Company’s calculation of these Non-GAAP financial measures:

(Dollars in Millions)	June 30, 2015	December 31, 2014
Total equity	$45,231	$44,168
Preferred stock	(4,756)	(4,756)
Noncontrolling interests	(694)	(689)
Goodwill (net of deferred tax liability) (1)	(8,350)	(8,403)
Intangible assets, other than mortgage servicing rights	(744)	(824)
Tangible common equity (a)	30,687	29,496

Tangible common equity (as calculated above)	30,687	29,496
Adjustments (2)	125	172
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	30,812	29,668

Total assets	419,075	402,529
Goodwill (net of deferred tax liability) (1)	(8,350)	(8,403)
Intangible assets, other than mortgage servicing rights	(744)	(824)
Tangible assets (c)	409,981	393,302

Risk-weighted assets, determined in accordance with prescribed regulatory requirements (d)	333,177	317,398
Adjustments (3)	3,532	11,110
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	336,709	328,508
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	245,038	248,596
Adjustments (4)	3,721	3,270
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	248,759	251,866
Ratios
Tangible common equity to tangible assets (a)/(c)	7.5%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.2	9.3
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.2	9.0
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	12.4	11.8

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, mortgage servicing rights and other adjustments.
(4)	Primarily reflects higher risk-weighting for mortgage servicing rights.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2014.

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

34	U.S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$17,925	$10,654
Investment securities
Held-to-maturity (fair value $46,364 and $45,140, respectively; including $656 and $526 at fair value pledged as collateral, respectively) (a)	46,233	44,974
Available-for-sale (including $330 pledged as collateral at 6/30/15 and 12/31/14) (a)	57,078	56,069
Loans held for sale (including $5,538 and $4,774 of mortgage loans carried at fair value, respectively)	8,498	4,792
Loans
Commercial	84,620	80,377
Commercial real estate	42,258	42,795
Residential mortgages	51,337	51,619
Credit card	17,788	18,515
Other retail	47,652	49,264
Total loans, excluding covered loans	243,655	242,570
Covered loans	4,984	5,281
Total loans	248,639	247,851
Less allowance for loan losses	(4,013)	(4,039)
Net loans	244,626	243,812
Premises and equipment	2,551	2,618
Goodwill	9,374	9,389
Other intangible assets	3,225	3,162
Other assets (including $213 and $157 of trading securities at fair value pledged as collateral, respectively) (a)	29,565	27,059
Total assets	$419,075	$402,529
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$86,189	$77,323
Interest-bearing	186,589	177,452
Time deposits greater than $100,000 (b)	24,070	27,958
Total deposits	296,848	282,733
Short-term borrowings	27,784	29,893
Long-term debt	34,141	32,260
Other liabilities	15,071	13,475
Total liabilities	373,844	358,361
Shareholders’ equity
Preferred stock	4,756	4,756
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/15 and 12/31/14 — 2,125,725,742 shares	21	21
Capital surplus	8,335	8,313
Retained earnings	44,434	42,530
Less cost of common stock in treasury: 6/30/15 — 358,799,573 shares; 12/31/14 — 339,859,034 shares	(12,144)	(11,245)
Accumulated other comprehensive income (loss)	(865)	(896)
Total U.S. Bancorp shareholders’ equity	44,537	43,479
Noncontrolling interests	694	689
Total equity	45,231	44,168
Total liabilities and equity	$419,075	$402,529

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes domestic time deposit balances greater than $250,000 of $4.1 billion and $5.0 billion at June 30, 2015, and December 31, 2014, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2015	2014	2015	2014
Interest Income
Loans	$2,463	$2,532	$4,956	$5,054
Loans held for sale	65	24	106	51
Investment securities	505	461	1,000	902
Other interest income	35	30	67	62
Total interest income	3,068	3,047	6,129	6,069
Interest Expense
Deposits	113	114	231	233
Short-term borrowings	62	63	123	132
Long-term debt	177	181	361	365
Total interest expense	352	358	715	730
Net interest income	2,716	2,689	5,414	5,339
Provision for credit losses	281	324	545	630
Net interest income after provision for credit losses	2,435	2,365	4,869	4,709
Noninterest Income
Credit and debit card revenue	266	259	507	498
Corporate payment products revenue	178	182	348	355
Merchant processing services	395	384	754	740
ATM processing services	80	82	158	160
Trust and investment management fees	334	311	656	615
Deposit service charges	174	171	335	328
Treasury management fees	142	140	279	273
Commercial products revenue	214	221	414	426
Mortgage banking revenue	231	278	471	514
Investment products fees	48	47	95	93
Securities gains (losses), net
Realized gains (losses), net	–	3	–	8
Total other-than-temporary impairment	–	(2)	–	(2)
Portion of other-than-temporary impairment recognized in other comprehensive income	–	(1)	–	(1)
Total securities gains (losses), net	–	–	–	5
Other	210	369	409	545
Total noninterest income	2,272	2,444	4,426	4,552
Noninterest Expense
Compensation	1,196	1,125	2,375	2,240
Employee benefits	293	257	610	546
Net occupancy and equipment	247	241	494	490
Professional services	106	97	183	180
Marketing and business development	96	96	166	175
Technology and communications	221	214	435	425
Postage, printing and supplies	64	80	146	161
Other intangibles	43	48	86	97
Other	416	595	852	983
Total noninterest expense	2,682	2,753	5,347	5,297
Income before income taxes	2,025	2,056	3,948	3,964
Applicable income taxes	528	547	1,007	1,043
Net income	1,497	1,509	2,941	2,921
Net (income) loss attributable to noncontrolling interests	(14)	(14)	(27)	(29)
Net income attributable to U.S. Bancorp	$1,483	$1,495	$2,914	$2,892
Net income applicable to U.S. Bancorp common shareholders	$1,417	$1,427	$2,782	$2,758
Earnings per common share	$.80	$.79	$1.57	$1.52
Diluted earnings per common share	$.80	$.78	$1.56	$1.51
Dividends declared per common share	$.255	$.245	$.500	$.475
Average common shares outstanding	1,771	1,811	1,776	1,815
Average diluted common shares outstanding	1,779	1,821	1,784	1,825

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2015	2014	2015	2014
Net income	$1,497	$1,509	$2,941	$2,921
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	(356)	206	(148)	507
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	1	–	1
Changes in unrealized gains and losses on derivative hedges	5	(24)	(23)	(35)
Foreign currency translation	8	18	25	14
Reclassification to earnings of realized gains and losses	98	72	197	145
Income taxes related to other comprehensive income	94	(105)	(20)	(243)
Total other comprehensive income (loss)	(151)	168	31	389
Comprehensive income	1,346	1,677	2,972	3,310
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(14)	(27)	(29)
Comprehensive income attributable to U.S. Bancorp	$1,332	$1,663	$2,945	$3,281

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2013	1,825	$4,756	$21	$8,216	$38,667	$(9,476)	$(1,071)	$41,113	$694	$41,807
Net income (loss)					2,892			2,892	29	2,921
Other comprehensive income (loss)							389	389		389
Preferred stock dividends					(121)			(121)		(121)
Common stock dividends					(865)			(865)		(865)
Issuance of common and treasury stock	11			(14)		357		343		343
Purchase of treasury stock	(27)					(1,113)		(1,113)		(1,113)
Distributions to noncontrolling interests								–	(30)	(30)
Net other changes in noncontrolling interests								–	(7)	(7)
Stock option and restricted stock grants				62				62		62
Balance June 30, 2014	1,809	$4,756	$21	$8,264	$40,573	$(10,232)	$(682)	$42,700	$686	$43,386
Balance December 31, 2014	1,786	$4,756	$21	$8,313	$42,530	$(11,245)	$(896)	$43,479	$689	$44,168
Net income (loss)					2,914			2,914	27	2,941
Other comprehensive income (loss)							31	31		31
Preferred stock dividends					(120)			(120)		(120)
Common stock dividends					(890)			(890)		(890)
Issuance of common and treasury stock	7			(49)		243		194		194
Purchase of treasury stock	(26)					(1,142)		(1,142)		(1,142)
Distributions to noncontrolling interests								–	(27)	(27)
Net other changes in noncontrolling interests								–	5	5
Stock option and restricted stock grants				71				71		71
Balance June 30, 2015	1,767	$4,756	$21	$8,335	$44,434	$(12,144)	$(865)	$44,537	$694	$45,231

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
Dollars in Millions (Unaudited)	2015	2014
Operating Activities
Net income attributable to U.S. Bancorp	$2,914	$2,892
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	545	630
Depreciation and amortization of premises and equipment	154	149
Amortization of intangibles	86	97
(Gain) loss on sale of loans held for sale	(467)	(347)
(Gain) loss on sale of securities and other assets	(137)	(303)
Loans originated for sale in the secondary market, net of repayments	(21,688)	(12,259)
Proceeds from sales of loans held for sale	21,059	12,864
Other, net	931	161
Net cash provided by operating activities	3,397	3,884
Investing Activities
Proceeds from sales of available-for-sale investment securities	269	361
Proceeds from maturities of held-to-maturity investment securities	5,437	4,912
Proceeds from maturities of available-for-sale investment securities	6,709	2,832
Purchases of held-to-maturity investment securities	(6,723)	(8,018)
Purchases of available-for-sale investment securities	(8,153)	(10,160)
Net increase in loans outstanding	(4,416)	(7,825)
Proceeds from sales of loans	970	500
Purchases of loans	(1,080)	(1,143)
Acquisitions, net of cash acquired	–	3,691
Other, net	(1,137)	338
Net cash used in investing activities	(8,124)	(14,512)
Financing Activities
Net increase in deposits	14,115	9,346
Net increase (decrease) in short-term borrowings	(2,109)	1,247
Proceeds from issuance of long-term debt	3,382	7,970
Principal payments or redemption of long-term debt	(1,491)	(2,089)
Proceeds from issuance of common stock	188	326
Repurchase of common stock	(1,089)	(1,051)
Cash dividends paid on preferred stock	(121)	(121)
Cash dividends paid on common stock	(877)	(841)
Net cash provided by financing activities	11,998	14,787
Change in cash and due from banks	7,271	4,159
Cash and due from banks at beginning of period	10,654	8,477
Cash and due from banks at end of period	$17,925	$12,636

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, originally effective for the Company on January 1, 2017, related to revenue recognition from contracts with customers. In July 2015, the FASB voted to delay the effective date of this guidance by one year, resulting in it becoming effective for the Company on January 1, 2018.

This guidance amends certain currently existing revenue recognition accounting guidance and allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company is currently evaluating the impact of this guidance under the modified retrospective approach and expects the adoption will not be material to its financial statements.

Consolidation In February 2015, the FASB issued accounting guidance, effective for the Company on January 1, 2016, with early adoption permitted, related to the analysis required by organizations to evaluate whether they should consolidate certain legal entities. The Company expects the adoption of this guidance will not be material to its financial statements.

40	U.S. Bancorp

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2015					December 31, 2014
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,853	$22	$–	$(22)	$2,853	$2,717	$15	$–	$(18)	$2,714
Mortgage-backed securities
Residential
Agency	43,328	304	–	(181)	43,451	42,204	335	–	(176)	42,363
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	7	–	–	7	–	7	–	–	7
Other	12	4	(1)	–	15	13	4	–	–	17
Obligations of state and political subdivisions	9	–	–	(1)	8	9	1	–	(1)	9
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	21	–	–	(1)	20	21	–	–	(1)	20
Total held-to-maturity	$46,233	$337	$(1)	$(205)	$46,364	$44,974	$362	$–	$(196)	$45,140
Available-for-sale (b)
U.S. Treasury and agencies	$2,752	$23	$–	$(11)	$2,764	$2,622	$14	$–	$(4)	$2,632
Mortgage-backed securities
Residential
Agency	46,367	528	–	(274)	46,621	44,668	593	–	(244)	45,017
Non-agency
Prime (c)	359	8	(3)	(1)	363	399	9	(2)	(1)	405
Non-prime (d)	243	20	(1)	–	262	261	20	(1)	–	280
Commercial agency	89	2	–	–	91	112	3	–	–	115
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	18	3	–	–	21	18	4	–	–	22
Other	596	12	–	–	608	607	13	–	(1)	619
Obligations of state and political subdivisions	5,180	203	–	(9)	5,374	5,604	265	–	(1)	5,868
Obligations of foreign governments	–	–	–	–	–	6	–	–	–	6
Corporate debt securities	691	1	–	(60)	632	690	3	–	(79)	614
Perpetual preferred securities	156	28	–	(10)	174	200	27	–	(10)	217
Other investments	138	30	–	–	168	245	29	–	–	274
Total available-for-sale	$56,589	$858	$(4)	$(365)	$57,078	$55,432	$980	$(3)	$(340)	$56,069

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.7 years at June 30, 2015, compared with 4.3 years at December 31, 2014. The corresponding weighted-average yields were 2.23 percent and 2.32 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.3 years at June 30, 2015, and 4.0 years at December 31, 2014. The corresponding weighted-average yields were 1.85 percent and 1.92 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2015, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $13.3 billion at June 30, 2015, and $12.6 billion at December 31, 2014, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $986 million at June 30, 2015, and $856 million at December 31, 2014.

U.S. Bancorp	41

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Taxable	$449	$403	$885	$784
Non-taxable	56	58	115	118
Total interest income from investment securities	$505	$461	$1,000	$902

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Realized gains	$–	$3	$1	$8
Realized losses	–	–	(1)	–
Net realized gains (losses)	$–	$3	$–	$8
Income tax (benefit) on net realized gains (losses)	$–	$1	$–	$3

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and six months ended June 30, 2015 and 2014.

Changes in the credit losses on debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$96	$111	$101	$116
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	–	3	–	3
Total other-than-temporary impairment on debt securities	–	3	–	3
Other Changes in Credit Losses
Increases in expected cash flows	–	–	(2)	(2)
Realized losses (a)	(5)	(3)	(8)	(6)
Credit losses on security sales and securities expected to be sold	–	–	–	–
Balance at end of period	$91	$111	$91	$111

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

42	U.S. Bancorp

At June 30, 2015, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2015:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$1,114	$(19)	$109	$(3)	$1,223	$(22)
Residential agency mortgage-backed securities	11,882	(71)	4,854	(110)	16,736	(181)
Other asset-backed securities	–	–	6	(1)	6	(1)
Obligations of state and political subdivisions	2	(1)	–	–	2	(1)
Other debt securities	–	–	20	(1)	20	(1)
Total held-to-maturity	$12,998	$(91)	$4,989	$(115)	$17,987	$(206)
Available-for-sale
U.S. Treasury and agencies	$871	$(11)	$9	$–	$880	$(11)
Residential mortgage-backed securities
Agency	9,568	(84)	6,914	(190)	16,482	(274)
Non-agency (a)
Prime (b)	84	(1)	75	(3)	159	(4)
Non-prime (c)	16	–	19	(1)	35	(1)
Other asset-backed securities	21	–	2	–	23	–
Obligations of state and political subdivisions	325	(9)	–	–	325	(9)
Corporate debt securities	–	–	448	(60)	448	(60)
Perpetual preferred securities	–	–	74	(10)	74	(10)
Total available-for-sale	$10,885	$(105)	$7,541	$(264)	$18,426	$(369)

(a)	The Company had $5 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2015, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp	43

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2015		December 31, 2014
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$79,323	31.9%	$74,996	30.2%
Lease financing	5,297	2.1	5,381	2.2
Total commercial	84,620	34.0	80,377	32.4
Commercial Real Estate
Commercial mortgages	32,060	12.9	33,360	13.5
Construction and development	10,198	4.1	9,435	3.8
Total commercial real estate	42,258	17.0	42,795	17.3
Residential Mortgages
Residential mortgages	38,310	15.4	38,598	15.6
Home equity loans, first liens	13,027	5.2	13,021	5.2
Total residential mortgages	51,337	20.6	51,619	20.8
Credit Card	17,788	7.2	18,515	7.5
Other Retail
Retail leasing	5,616	2.3	5,871	2.4
Home equity and second mortgages	16,071	6.5	15,916	6.4
Revolving credit	3,289	1.3	3,309	1.3
Installment	6,741	2.7	6,242	2.5
Automobile	15,935	6.4	14,822	6.0
Student (a)	–	–	3,104	1.3
Total other retail	47,652	19.2	49,264	19.9
Total loans, excluding covered loans	243,655	98.0	242,570	97.9
Covered Loans	4,984	2.0	5,281	2.1
Total loans	$248,639	100.0%	$247,851	100.0%

(a)	The Company transferred all of its student loans to loans held for sale at the end of the first quarter of 2015.

The Company had loans of $79.4 billion at June 30, 2015, and $79.8 billion at December 31, 2014, pledged at the Federal Home Loan Bank (“FHLB”), and loans of $64.8 billion at June 30, 2015, and $61.8 billion at December 31, 2014, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $509 million at June 30, 2015, and $574 million at December 31, 2014. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$1,187	$1,584	$1,309	$1,655
Accretion	(100)	(120)	(198)	(231)
Disposals	(43)	(29)	(70)	(69)
Reclassifications from nonaccretable difference (a)	32	53	37	134
Other	–	(1)	(2)	(2)
Balance at end of period	$1,076	$1,487	$1,076	$1,487

(a)	Primarily relates to changes in expected credit performance.

44	U.S. Bancorp

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

U.S. Bancorp	45

liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2015
Balance at beginnng of period	$1,200	$721	$764	$871	$738	$4,294	$57	$4,351
Add
Provision for credit losses	22	15	6	171	65	279	2	281
Deduct
Loans charged off	65	9	41	190	75	380	–	380
Less recoveries of loans charged off	(23)	(8)	(8)	(21)	(24)	(84)	–	(84)
Net loans charged off	42	1	33	169	51	296	–	296
Other changes (a)	–	–	–	–	–	–	(10)	(10)
Balance at end of period	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326
2014
Balance at beginnng of period	$1,091	$742	$862	$884	$785	$4,364	$133	$4,497
Add
Provision for credit losses	75	(21)	43	163	63	323	1	324
Deduct
Loans charged off	76	9	62	188	95	430	2	432
Less recoveries of loans charged off	(21)	(13)	(5)	(18)	(26)	(83)	–	(83)
Net loans charged off	55	(4)	57	170	69	347	2	349
Other changes (a)	–	–	–	(3)	–	(3)	(20)	(23)
Balance at end of period	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Six Months Ended June 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2015
Balance at beginnng of period	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375
Add
Provision for credit losses	120	(8)	18	325	88	543	2	545
Deduct
Loans charged off	139	14	82	372	156	763	–	763
Less recoveries of loans charged off	(54)	(31)	(14)	(40)	(49)	(188)	–	(188)
Net loans charged off	85	(17)	68	332	107	575	–	575
Other changes (a)	(1)	–	–	–	–	(1)	(18)	(19)
Balance at end of period	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326
2014
Balance at beginnng of period	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537
Add
Provision for credit losses	127	(58)	87	333	143	632	(2)	630
Deduct
Loans charged off	139	17	123	372	195	846	8	854
Less recoveries of loans charged off	(48)	(24)	(9)	(32)	(50)	(163)	(1)	(164)
Net loans charged off	91	(7)	114	340	145	683	7	690
Other changes (a)	–	–	–	(3)	–	(3)	(25)	(28)
Balance at end of period	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

46	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at June 30, 2015 Related to
Loans individually evaluated for impairment (a)	$7	$2	$–	$–	$–	$9	$–	$9
TDRs collectively evaluated for impairment	8	8	294	55	37	402	2	404
Other loans collectively evaluated for impairment	1,165	709	443	818	715	3,850	2	3,852
Loans acquired with deteriorated credit quality	–	16	–	–	–	16	45	61
Total allowance for credit losses	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326
Allowance Balance at December 31, 2014 Related to
Loans individually evaluated for impairment (a)	$5	$4	$–	$–	$–	$9	$–	$9
TDRs collectively evaluated for impairment	12	12	319	61	41	445	4	449
Other loans collectively evaluated for impairment	1,129	678	468	819	730	3,824	1	3,825
Loans acquired with deteriorated credit quality	–	32	–	–	–	32	60	92
Total allowance for credit losses	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2015
Loans individually evaluated for impairment (a)	$209	$83	$12	$–	$–	$304	$–	$304
TDRs collectively evaluated for impairment	129	255	4,508	218	219	5,329	35	5,364
Other loans collectively evaluated for impairment	84,281	41,603	46,816	17,570	47,433	237,703	2,288	239,991
Loans acquired with deteriorated credit quality	1	317	1	–	–	319	2,661	2,980
Total loans	$84,620	$42,258	$51,337	$17,788	$47,652	$243,655	$4,984	$248,639
December 31, 2014
Loans individually evaluated for impairment (a)	$159	$128	$12	$–	$–	$299	$–	$299
TDRs collectively evaluated for impairment	124	393	4,653	240	237	5,647	34	5,681
Other loans collectively evaluated for impairment	80,093	41,744	46,953	18,275	49,027	236,092	2,463	238,555
Loans acquired with deteriorated credit quality	1	530	1	–	–	532	2,784	3,316
Total loans	$80,377	$42,795	$51,619	$18,515	$49,264	$242,570	$5,281	$247,851

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U.S. Bancorp	47

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

Covered loans not considered to be purchased impaired are evaluated for delinquency, nonaccrual status and charge-off consistent with the class of loan they would be included in had the loss share coverage not been in place. Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans is not reasonably estimable, and those loans are classified as nonaccrual loans with interest income not recognized until the timing and amount of the future cash flows can be reasonably estimated.

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2015
Commercial	$84,292	$195	$43	$90	$84,620
Commercial real estate	42,011	52	20	175	42,258
Residential mortgages (a)	50,217	195	156	769	51,337
Credit card	17,383	206	183	16	17,788
Other retail	47,214	193	67	178	47,652
Total loans, excluding covered loans	241,117	841	469	1,228	243,655
Covered loans	4,568	73	332	11	4,984
Total loans	$245,685	$914	$801	$1,239	$248,639
December 31, 2014
Commercial	$79,977	$247	$41	$112	$80,377
Commercial real estate	42,406	110	20	259	42,795
Residential mortgages (a)	50,330	221	204	864	51,619
Credit card	18,046	229	210	30	18,515
Other retail	48,764	238	75	187	49,264
Total loans, excluding covered loans	239,523	1,045	550	1,452	242,570
Covered loans	4,804	68	395	14	5,281
Total loans	$244,327	$1,113	$945	$1,466	$247,851

(a)	At June 30, 2015, $375 million of loans 30–89 days past due and $2.9 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $431 million and $3.1 billion at December 31, 2014, respectively.

At June 30, 2015, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned, was $274 million ($239 million excluding covered assets), compared with $270 million ($233 million excluding covered assets) at December 31, 2014. This excludes $753 million and $641 million at June 30, 2015 and December 31, 2014, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2015 and December 31, 2014, was $2.8 billion and $2.9 billion, respectively, of which $2.1 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

48	U.S. Bancorp

loans are those that have a potential weakness deserving management’s close attention. Classified loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2015
Commercial (b)	$81,686	$1,808	$1,126	$2,934	$84,620
Commercial real estate	41,075	357	826	1,183	42,258
Residential mortgages (c)	50,343	8	986	994	51,337
Credit card	17,589	–	199	199	17,788
Other retail	47,347	6	299	305	47,652
Total loans, excluding covered loans	238,040	2,179	3,436	5,615	243,655
Covered loans	4,882	–	102	102	4,984
Total loans	$242,922	$2,179	$3,538	$5,717	$248,639
Total outstanding commitments	$508,702	$3,773	$4,197	$7,970	$516,672
December 31, 2014
Commercial (b)	$78,409	$1,204	$764	$1,968	$80,377
Commercial real estate	41,322	451	1,022	1,473	42,795
Residential mortgages (c)	50,479	5	1,135	1,140	51,619
Credit card	18,275	–	240	240	18,515
Other retail	48,932	20	312	332	49,264
Total loans, excluding covered loans	237,417	1,680	3,473	5,153	242,570
Covered loans	5,164	–	117	117	5,281
Total loans	$242,581	$1,680	$3,590	$5,270	$247,851
Total outstanding commitments	$501,535	$2,964	$4,179	$7,143	$508,678

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2015, $907 million of loans to customers in energy-related businesses had a special mention or classified rating, compared with $122 million at December 31, 2014.
(c)	At June 30, 2015, $2.9 billion of GNMA loans 90 days or more past due and $2.1 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.1 billion and $2.2 billion at December 31, 2014, respectively.

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

U.S. Bancorp	49

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2015
Commercial	$376	$901	$17	$57
Commercial real estate	415	1,026	14	11
Residential mortgages	2,700	3,426	250	–
Credit card	218	218	55	–
Other retail	334	537	40	3
Total impaired loans, excluding GNMA and covered loans	4,043	6,108	376	71
Loans purchased from GNMA mortgage pools	2,080	2,080	48	–
Covered loans	42	49	2	1
Total	$6,165	$8,237	$426	$72
December 31, 2014
Commercial	$329	$769	$21	$51
Commercial real estate	624	1,250	23	18
Residential mortgages	2,730	3,495	273	–
Credit card	240	240	61	–
Other retail	361	570	44	4
Total impaired loans, excluding GNMA and covered loans	4,284	6,324	422	73
Loans purchased from GNMA mortgage pools	2,244	2,244	50	–
Covered loans	43	55	4	1
Total	$6,571	$8,623	$476	$74

(a)	Substantially all loans classified as impaired at June 30, 2015 and December 31, 2014, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2015		2014
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$335	$4	$447	$2
Commercial real estate	445	7	592	4
Residential mortgages	2,688	33	2,739	37
Credit card	222	1	281	3
Other retail	342	3	381	4
Total impaired loans, excluding GNMA and covered loans	4,032	48	4,440	50
Loans purchased from GNMA mortgage pools	2,119	25	2,766	33
Covered loans	42	–	397	5
Total	$6,193	$73	$7,603	$88
Six Months Ended June 30
Commercial	$323	$6	$432	$4
Commercial real estate	497	10	626	13
Residential mortgages	2,696	66	2,746	72
Credit card	228	3	290	6
Other retail	348	7	385	8
Total impaired loans, excluding GNMA and covered loans	4,092	92	4,479	103
Loans purchased from GNMA mortgage pools	2,160	50	2,714	66
Covered loans	42	–	416	10
Total	$6,294	$142	$7,609	$179

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

50	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2015			2014
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	430	$93	$98	566	$74	$66
Commercial real estate	29	27	26	12	8	7
Residential mortgages	1,065	135	134	679	91	91
Credit card	6,352	32	32	6,516	36	36
Other retail	662	12	12	649	13	14
Total loans, excluding GNMA and covered loans	8,538	299	302	8,422	222	214
Loans purchased from GNMA mortgage pools	1,950	242	241	2,362	281	279
Covered loans	8	3	3	7	2	2
Total loans	10,496	$544	$546	10,791	$505	$495
Six Months Ended June 30
Commercial	789	$116	$121	1,185	$153	$143
Commercial real estate	54	40	39	27	19	15
Residential mortgages	1,439	186	185	1,207	161	161
Credit card	12,689	65	65	13,332	76	76
Other retail	1,284	23	23	1,436	34	34
Total loans, excluding GNMA and covered loans	16,255	430	433	17,187	443	429
Loans purchased from GNMA mortgage pools	3,974	488	486	4,925	538	525
Covered loans	9	3	3	20	11	10
Total loans	20,238	$921	$922	22,132	$992	$964

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the second quarter of 2015, at June 30, 2015, 237 residential mortgages, 57 home equity and second mortgage loans and 2,154 loans purchased from GNMA mortgage pools with outstanding balances of $33 million, $4 million and $279 million, respectively, were in a trial period and have estimated post-modification balances of $33 million, $3 million and $284 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U.S. Bancorp	51

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2015		2014
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	149	$17	150	$3
Commercial real estate	3	1	6	3
Residential mortgages	80	12	129	17
Credit card	1,443	7	1,460	8
Other retail	237	4	158	4
Total loans, excluding GNMA and covered loans	1,912	41	1,903	35
Loans purchased from GNMA mortgage pools	170	22	105	12
Covered loans	–	–	2	1
Total loans	2,082	$63	2,010	$48
Six Months Ended June 30
Commercial	313	$19	295	$8
Commercial real estate	8	3	12	10
Residential mortgages	186	25	277	39
Credit card	3,021	15	2,921	16
Other retail	368	7	343	10
Total loans, excluding GNMA and covered loans	3,896	69	3,848	83
Loans purchased from GNMA mortgage pools	368	48	176	22
Covered loans	–	–	10	4
Total loans	4,264	$117	4,034	$109

In addition to the defaults in the table above, for the three and six months ended June 30, 2015, the Company had a total of 379 and 1,154 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $51 million and $152 million, respectively, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	June 30, 2015				December 31, 2014
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Residential mortgage loans	$2,661	$677	$–	$3,338	$2,784	$738	$–	$3,522
Other retail loans	–	535	–	535	–	584	–	584
Losses reimbursable by the FDIC (a)	–	–	705	705	–	–	717	717
Unamortized changes in FDIC asset (b)	–	–	406	406	–	–	458	458
Covered loans	2,661	1,212	1,111	4,984	2,784	1,322	1,175	5,281
Foreclosed real estate	–	–	35	35	–	–	37	37
Total covered assets	$2,661	$1,212	$1,146	$5,019	$2,784	$1,322	$1,212	$5,318

(a)	Relates to loss sharing agreements with remaining terms up to four years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

52	U.S. Bancorp

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

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $170 million and $179 million for the three months ended June 30, 2015 and 2014, respectively, and $338 million and $357 million for the six months ended June 30, 2015 and 2014, respectively. The Company also recognized $170 million and $217 million of investment tax credits for the three months ended June 30, 2015 and 2014, respectively, and $284 million and $320 million for the six months ended June 30, 2015 and 2014, respectively. The Company recognized $156 million and $166 million of expenses related to all of these investments for the three months ended June 30, 2015 and 2014, respectively, of which $65 million and $59 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $302 million and $330 million of expenses related to all of these investments for the six months ended June 30, 2015 and 2014, respectively, of which $131 million and $130 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

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

U.S. Bancorp	53

on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business and housing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2015	December 31, 2014
Investment carrying amount	$4,995	$4,259
Unfunded capital and other commitments	2,377	1,743
Maximum exposure to loss	8,608	8,393

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $86 million at June 30, 2015, compared with $97 million at December 31, 2014. The maximum exposure to loss related to these VIEs was $95 million at June 30, 2015 and $105 million at December 31, 2014, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $50 million at June 30, 2015, compared with less than $1 million to $53 million at December 31, 2014.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2015, approximately $2.9 billion of the Company’s assets and $2.1 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $2.7 billion and $2.0 billion, respectively, at December 31, 2014. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2015, $34 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $35 million at December 31, 2014.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2015, $2.3 billion of available-for-sale investment securities and $2.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.9 billion of available-for-sale investment securities and $2.7 billion of short-term borrowings at December 31, 2014.

Note 6	Mortgage Servicing Rights

The Company serviced $225.5 billion of residential mortgage loans for others at June 30, 2015, and $225.0 billion at December 31, 2014, which included subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $7 million and $93 million (of which $44 million related to excess servicing rights sold during the second quarter of 2014) for the three months ended June 30, 2015 and 2014, respectively, and net gains of $6 million and $151 million for the six months ended June 30, 2015 and 2014, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $179 million and $185 million for the three months ended June 30, 2015 and 2014, respectively, and $357 million and $373 million for the six months ended June 30, 2015 and 2014, respectively.

54	U.S. Bancorp

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$2,250	$2,618	$2,338	$2,680
Rights purchased	9	1	15	2
Rights capitalized	164	71	309	155
Rights sold	–	(141)	–	(141)
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	172	(82)	41	(158)
Due to revised assumptions or models (b)	2	44	2	56
Other changes in fair value (c)	(116)	(99)	(224)	(182)
Balance at end of period	$2,481	$2,412	$2,481	$2,412

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in market interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	June 30, 2015						December 31, 2014
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(512)	$(214)	$(99)	$83	$156	$305	$(540)	$(242)	$(114)	$100	$185	$346
Derivative instrument hedges	390	190	92	(85)	(164)	(313)	441	223	109	(102)	(197)	(375)
Net sensitivity	$(122)	$(24)	$(7)	$(2)	$(8)	$(8)	$(99)	$(19)	$(5)	$(2)	$(12)	$(29)

The fair value of MSRs and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured mortgages, conventional mortgages and Housing Finance Agency (“HFA”) mortgages. The servicing portfolios are predominantly comprised of fixed-rate agency loans with limited adjustable-rate or jumbo mortgage loans. The HFA division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance.

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2015				December 31, 2014
(Dollars in Millions)	HFA	Government	Conventional (b)	Total	HFA	Government	Conventional (b)	Total
Servicing portfolio	$22,226	$40,017	$160,932	$223,175	$19,706	$40,471	$162,620	$222,797
Fair value	$243	$444	$1,794	$2,481	$213	$426	$1,699	$2,338
Value (bps) (a)	109	111	111	111	108	105	104	105
Weighted-average servicing fees (bps)	36	33	27	29	37	33	27	29
Multiple (value/servicing fees)	3.03	3.36	4.11	3.83	2.92	3.18	3.85	3.62
Weighted-average note rate	4.51%	4.13%	4.11%	4.15%	4.58%	4.18%	4.14%	4.19%
Weighted-average age (in years)	3.4	3.4	3.3	3.3	3.6	3.2	3.1	3.2
Weighted-average expected prepayment (constant prepayment rate)	12.9%	13.7%	10.1%	11.0%	12.8%	14.8%	11.4%	12.1%
Weighted-average expected life (in years)	6.1	5.8	6.8	6.6	6.2	5.5	6.5	6.3
Weighted-average discount rate	11.8%	11.3%	9.6%	10.1%	11.9%	11.2%	9.6%	10.1%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

U.S. Bancorp	55

Note 7	Preferred Stock

At June 30, 2015 and December 31, 2014, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2015				December 31, 2014
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$180	$4,756

(a)	The par value of all shares issued and outstanding at June 30, 2015 and December 31, 2014, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2015
Balance at beginning of period	$520	$48	$(158)	$(1,072)	$(52)	$(714)
Changes in unrealized gains and losses	(356)	–	5	–	–	(351)
Foreign currency translation adjustment (a)	–	–	–	–	8	8
Reclassification to earnings of realized gains and losses	–	(7)	49	56	–	98
Applicable income taxes	137	2	(21)	(21)	(3)	94
Balance at end of period	$301	$43	$(125)	$(1,037)	$(47)	$(865)

2014
Balance at beginning of period	$106	$66	$(238)	$(721)	$(63)	$(850)
Changes in unrealized gains and losses	206	–	(24)	–	–	182
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment (a)	–	–	–	–	18	18
Reclassification to earnings of realized gains and losses	–	(9)	45	36	–	72
Applicable income taxes	(80)	3	(8)	(14)	(6)	(105)
Balance at end of period	$233	$60	$(225)	$(699)	$(51)	$(682)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Six Months Ended June 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2015
Balance at beginning of period	$392	$52	$(172)	$(1,106)	$(62)	$(896)
Changes in unrealized gains and losses	(148)	–	(23)	–	–	(171)
Foreign currency translation adjustment (a)	–	–	–	–	25	25
Reclassification to earnings of realized gains and losses	–	(14)	99	112	–	197
Applicable income taxes	57	5	(29)	(43)	(10)	(20)
Balance at end of period	$301	$43	$(125)	$(1,037)	$(47)	$(865)

2014
Balance at beginning of period	$(77)	$70	$(261)	$(743)	$(60)	$(1,071)
Changes in unrealized gains and losses	507	–	(35)	–	–	472
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment (a)	–	–	–	–	14	14
Reclassification to earnings of realized gains and losses	(5)	(16)	94	72	–	145
Applicable income taxes	(193)	6	(23)	(28)	(5)	(243)
Balance at end of period	$233	$60	$(225)	$(699)	$(51)	$(682)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

56	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings, is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$–	$3	$–	$8	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	–	(3)	–	(3)
	–	–	–	5	Total before tax
	–	–	–	(2)	Applicable income taxes
	–	–	–	3	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	7	9	14	16	Interest income
	(2)	(3)	(5)	(6)	Applicable income taxes
	5	6	9	10	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(49)	(45)	(99)	(94)	Net interest income
	19	17	38	36	Applicable income taxes
	(30)	(28)	(61)	(58)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(56)	(36)	(112)	(72)	Employee benefits expense
	21	14	43	28	Applicable income taxes
	(35)	(22)	(69)	(44)	Net-of-tax
Total impact to net income	$(60)	$(44)	$(121)	$(89)

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2015	2014	2015	2014
Net income attributable to U.S. Bancorp	$1,483	$1,495	$2,914	$2,892
Preferred dividends	(60)	(61)	(120)	(121)
Earnings allocated to participating stock awards	(6)	(7)	(12)	(13)
Net income applicable to U.S. Bancorp common shareholders	$1,417	$1,427	$2,782	$2,758
Average common shares outstanding	1,771	1,811	1,776	1,815
Net effect of the exercise and assumed purchase of stock awards	8	10	8	10
Average diluted common shares outstanding	1,779	1,821	1,784	1,825
Earnings per common share	$.80	$.79	$1.57	$1.52
Diluted earnings per common share	$.80	$.78	$1.56	$1.51

Options outstanding at June 30, 2015, to purchase 1 million common shares were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2015, respectively, because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$47	$38	$–	$–	$94	$76	$–	$–
Interest cost	49	49	1	1	97	98	2	2
Expected return on plan assets	(55)	(52)	(1)	–	(111)	(104)	(1)	–
Prior service cost (credit) amortization	(1)	(1)	–	(1)	(2)	(2)	(1)	(2)
Actuarial loss (gain) amortization	58	39	(1)	(1)	117	79	(2)	(3)
Net periodic benefit cost	$98	$73	$(1)	$(1)	$195	$147	$(2)	$(3)

U.S. Bancorp	57

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Federal
Current	$419	$421	$799	$911
Deferred	13	38	33	(29)
Federal income tax	432	459	832	882
State
Current	96	84	180	167
Deferred	–	4	(5)	(6)
State income tax	96	88	175	161
Total income tax provision	$528	$547	$1,007	$1,043

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Tax at statutory rate	$709	$719	$1,382	$1,387
State income tax, at statutory rates, net of federal tax benefit	63	58	114	101
Tax effect of
Tax credits and benefits, net of related expenses	(182)	(184)	(346)	(349)
Tax-exempt income	(51)	(51)	(103)	(103)
Noncontrolling interests	(6)	(5)	(10)	(10)
Other items (a)	(5)	10	(30)	17
Applicable income taxes	$528	$547	$1,007	$1,043

(a)	Includes the resolution of certain tax matters with taxing authorities in the first quarter of 2015.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2015, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.8 billion at June 30, 2015, and $1.7 billion at December 31, 2014.

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

58	U.S. Bancorp

hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three and six months ended June 30, 2015, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2015, the Company had $125 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $172 million (net-of-tax) at December 31, 2014. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2015 and the next 12 months are losses of $56 million (net-of-tax) and $94 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the six months ended June 30, 2015, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three and six months ended June 30, 2015. There were no non-derivative debt instruments designated as net investment hedges at June 30, 2015 or December 31, 2014.

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

U.S. Bancorp	59

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2015
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,050	$58	4.94	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	6	7.27	5,543	239	1.50
Net investment hedges
Foreign exchange forward contracts	987	4	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,024	30	.10	1,577	16	.05
Sell	5,812	79	.10	4,112	33	.13
Options
Purchased	2,050	–	.07	–	–	–
Written	2,954	44	.07	10	1	.11
Receive fixed/pay floating swaps	3,795	25	10.22	–	–	–
Pay fixed/receive floating swaps	250	1	10.22	48	–	9.21
Foreign exchange forward contracts	3,529	10	.02	5,367	4	.01
Equity contracts	–	–	–	93	1	.78
Credit contracts	1,199	2	3.12	2,498	4	2.66
Other (a)	45	–	.01	461	50	2.94
Total	$27,967	$259		$19,709	$348
December 31, 2014
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,750	$65	5.69	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	6	7.76	5,748	315	1.94
Receive fixed/pay floating swaps	250	–	.16	–	–	–
Net investment hedges
Foreign exchange forward contracts	1,047	31	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,839	45	.07	60	–	.08
Sell	448	10	.13	6,713	62	.09
Options
Purchased	2,500	–	.06	–	–	–
Written	2,643	31	.08	4	–	.11
Receive fixed/pay floating swaps	3,552	14	10.22	250	1	10.22
Pay fixed/receive floating swaps	15	–	10.22	–	–	–
Foreign exchange forward contracts	510	3	.03	6,176	41	.02
Equity contracts	86	3	.60	–	–	–
Credit contracts	1,247	3	3.29	2,282	5	2.85
Other (a)	58	4	.03	390	48	3.20
Total	$20,217	$215		$21,623	$472

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $45 million and $58 million at June 30, 2015 and December 31, 2014, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $416 million, $50 million and 3.26 years at June 30, 2015, respectively, compared to $332 million, $44 million and 3.75 years at December 31, 2014, respectively.

60	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2015
Interest rate contracts
Receive fixed/pay floating swaps	$28,676	$895	4.77	$7,701	$93	7.92
Pay fixed/receive floating swaps	7,214	79	6.86	27,938	915	5.06
Options
Purchased	7,989	16	3.22	23	–	1.92
Written	23	–	1.92	7,756	14	3.17
Futures
Buy	4,079	1	.93	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	18,466	983	.64	18,290	894	.62
Options
Purchased	1,516	66	1.11	–	–	–
Written	–	–	–	1,516	66	1.11
Total	$67,963	$2,040		$63,224	$1,982
December 31, 2014
Interest rate contracts
Receive fixed/pay floating swaps	$21,724	$888	6.09	$5,880	$24	3.79
Pay fixed/receive floating swaps	4,622	26	3.27	21,821	892	6.08
Options
Purchased	4,409	10	3.79	24	–	2.42
Written	24	–	2.42	4,375	10	3.79
Futures
Buy	1,811	–	.22	226	–	.45
Sell	152	–	1.08	46	–	1.73
Foreign exchange rate contracts
Forwards, spots and swaps	17,062	890	.52	14,645	752	.59
Options
Purchased	976	39	.44	–	–	–
Written	–	–	–	976	39	.44
Total	$50,780	$1,853		$47,993	$1,717

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$3	$(15)	$(30)	$(28)	$(14)	$(22)	$(61)	$(58)
Net investment hedges
Foreign exchange forward contracts	(35)	9	–	–	80	9	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and six months ended June 30, 2015 and 2014.

(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

U.S. Bancorp	61

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)		2015	2014	2015	2014
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(42)	$8	$(8)	$6
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	147	(26)	188	(75)
Purchased and written options	Mortgage banking revenue	23	80	82	146
Receive fixed/pay floating swaps	Mortgage banking revenue	(136)	112	(21)	221
Pay fixed/receive floating swaps	Mortgage banking revenue	1	–	1	–
Foreign exchange forward contracts	Commercial products revenue	66	(12)	86	(17)
Equity contracts	Compensation expense	(1)	1	(1)	1
Credit contracts	Other noninterest income	1	–	1	–
Other	Other noninterest income	–	(43)	–	(43)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(258)	215	100	349
Pay fixed/receive floating swaps	Other noninterest income	269	(206)	(81)	(335)
Purchased and written options	Other noninterest income	1	–	1	–
Futures	Other noninterest income	1	–	1	–
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	17	16	37	32
Purchased and written options	Commercial products revenue	–	–	1	–

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $40 million and $(8) million for the three months ended June 30, 2015 and 2014, respectively, and $7 million and $(6) million for the six months ended June 30, 2015 and 2014, respectively. The ineffective portion was immaterial for the three and six months ended June 30, 2015 and 2014.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2015, was $915 million. At June 30, 2015, the Company had $759 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $178.9 billion total notional amount of derivative positions at June 30, 2015, $50.6 billion related to those centrally cleared through clearinghouses and $3.5 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance

62	U.S. Bancorp

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

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions at June 30, 2015:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
Repurchase Agreements
U.S. Treasury and agencies	$26	$14	$40
Residential agency mortgage-backed securities	497	438	935
Total repurchase agreements	523	452	975
Securities Loaned
Corporate debt securities	190	–	190
Total securities loaned	190	–	190
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$713	$452	$1,165

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

U.S. Bancorp	63

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
June 30, 2015
Derivative assets (d)	$2,010	$(916)	$1,094	$(88)	$–	$1,006
Reverse repurchase agreements	178	–	178	(26)	(152)	–
Securities borrowed	789	–	789	(43)	(722)	24
Total	$2,977	$(916)	$2,061	$(157)	$(874)	$1,030
December 31, 2014
Derivative assets (d)	$1,847	$(870)	$977	$(58)	$–	$919
Reverse repurchase agreements	40	–	40	(40)	–	–
Securities borrowed	638	–	638	–	(620)	18
Total	$2,525	$(870)	$1,655	$(98)	$(620)	$937

(a)	Includes $220 million and $258 million of cash collateral related payables that were netted against derivative assets at June 30, 2015 and December 31, 2014, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $289 million and $221 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at June 30, 2015 and December 31, 2014, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
June 30, 2015
Derivative liabilities (d)	$1,962	$(1,366)	$596	$(88)	$–	$508
Repurchase agreements	975	–	975	(26)	(949)	–
Securities loaned	190	–	190	(43)	(145)	2
Total	$3,127	$(1,366)	$1,761	$(157)	$(1,094)	$510
December 31, 2014
Derivative liabilities (d)	$1,847	$(1,317)	$530	$(58)	$–	$472
Repurchase agreements	948	–	948	(40)	(908)	–
Securities loaned	47	–	47	–	(46)	1
Total	$2,842	$(1,317)	$1,525	$(98)	$(954)	$473

(a)	Includes $670 million and $705 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2015 and December 31, 2014, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $368 million and $342 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at June 30, 2015 and December 31, 2014, respectively.

Note 14	Fair Values of Assets and Liabilities

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

64	U.S. Bancorp

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the six months ended June 30, 2015 and 2014, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2015 and 2014, there were no significant changes to the valuation techniques used by the Company to measure fair value.

U.S. Bancorp	65

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

For other securities, quoted market prices may not be readily available for the specific securities. When possible, the Company determines fair value based on market observable information, including quoted market prices for similar securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third party pricing service. The Company reviews the valuation methodologies utilized by the pricing service and, on a quarterly basis, reviews the security level prices provided by the pricing service against management’s expectation of fair value, based on changes in various benchmarks and market knowledge from recent trading activity. Additionally, each quarter, the Company validates the fair value provided by the pricing service by comparing them to recent observable market trades (where available), broker provided quotes, or other independent secondary pricing sources. Prices obtained from the pricing service are adjusted if they are found to be inconsistent with observable market data. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, municipal securities, corporate debt securities, agency debt securities and certain perpetual preferred securities.

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $83 million net loss and $46 million net gain for the three months ended June 30, 2015 and 2014, respectively, and a $34 million net loss and $98 million net gain for the six months ended June 30, 2015 and 2014, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loans The loan portfolio and those loans classified as held for sale that are carried at lower-of-cost-or-fair value, include adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses and other valuation techniques. The expected cash flows of loans consider historical prepayment experiences and estimated credit losses and are discounted using current rates offered to borrowers with similar credit characteristics. Generally, loan fair values reflect Level 3 information. Fair value is provided for disclosure purposes only, with the exception of impaired collateral-based loans that are measured at fair value on a non-recurring basis utilizing the underlying collateral fair value.

66	U.S. Bancorp

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

U.S. Bancorp	67

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

68	U.S. Bancorp

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at June 30, 2015:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	7%	22%	14%
Lifetime probability of default rates	–	7	4
Lifetime loss severity rates	15	60	33
Discount margin	2	5	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	10%	7%
Lifetime probability of default rates	4	12	7
Lifetime loss severity rates	20	70	52
Discount margin	1	5	2
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2015:

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2015:

	Minimum	Maximum	Average
Expected loan close rate	19%	100%	78%
Inherent MSR value (basis points per loan)	47	217	131

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2015, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 97 percent and 5 percent, respectively.

U.S. Bancorp	69

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2015
Available-for-sale securities
U.S. Treasury and agencies	$1,803	$961	$–	$–	$2,764
Mortgage-backed securities
Residential
Agency	–	46,621	–	–	46,621
Non-agency
Prime (a)	–	–	363	–	363
Non-prime (b)	–	–	262	–	262
Commercial
Agency	–	91	–	–	91
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	21	–	–	21
Other	–	550	58	–	608
Obligations of state and political subdivisions	–	5,374	–	–	5,374
Corporate debt securities	100	523	9	–	632
Perpetual preferred securities	56	118	–	–	174
Other investments	144	24	–	–	168
Total available-for-sale	2,103	54,283	692	–	57,078
Mortgage loans held for sale	–	5,538	–	–	5,538
Mortgage servicing rights	–	–	2,481	–	2,481
Derivative assets	1	1,690	608	(916)	1,383
Other assets	136	867	–	–	1,003
Total	$2,240	$62,378	$3,781	$(916)	$67,483
Derivative liabilities	$–	$2,200	$130	$(1,366)	$964
Short-term borrowings (c)	200	783	–	–	983
Total	$200	$2,983	$130	$(1,366)	$1,947
December 31, 2014
Available-for-sale securities
U.S. Treasury and agencies	$1,351	$1,281	$–	$–	$2,632
Mortgage-backed securities
Residential
Agency	–	45,017	–	–	45,017
Non-agency
Prime (a)	–	–	405	–	405
Non-prime (b)	–	–	280	–	280
Commercial
Agency	–	115	–	–	115
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	22	–	–	22
Other	–	557	62	–	619
Obligations of state and political subdivisions	–	5,868	–	–	5,868
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	101	504	9	–	614
Perpetual preferred securities	55	162	–	–	217
Other investments	251	23	–	–	274
Total available-for-sale	1,758	53,555	756	–	56,069
Mortgage loans held for sale	–	4,774	–	–	4,774
Mortgage servicing rights	–	–	2,338	–	2,338
Derivative assets	–	1,408	660	(870)	1,198
Other assets	231	641	–	–	872
Total	$1,989	$60,378	$3,754	$(870)	$65,251
Derivative liabilities	$–	$2,103	$86	$(1,317)	$872
Short-term borrowings (c)	101	608	–	–	709
Total	$101	$2,711	$86	$(1,317)	$1,581
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

70	U.S. Bancorp

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
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$385	$–		$(1)		$–	$–	$(21)	$–		$–	$363	$(1)
Non-prime (b)	273	–		–		–	–	(11)	–		–	262	–
Asset-backed securities
Other	61	1		(2)		–	–	(2)	–		–	58	(2)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	728	1	(c)	(3	) (f)	–	–	(34)	–		–	692	(3)
Mortgage servicing rights	2,250	58	(d)	–		9	–	–	164	(g)	–	2,481	58	(d)
Net derivative assets and liabilities	729	(72	) (e)	–		–	(4)	–	–		(175)	478	(131	) (h)
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$465	$–		$5		$–	$–	$(23)	$–		$–	$447	$5
Non-prime (b)	297	(3)		1		–	–	(9)	–		–	286	–
Asset-backed securities
Other	65	1		–		2	–	(2)	–		–	66	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	836	(2	) (i)	6	(f)	2	–	(34)	–		–	808	5
Mortgage servicing rights	2,618	(137	) (d)	–		1	(141)	–	71	(g)	–	2,412	(137	) (d)
Net derivative assets and liabilities	482	288	(j)	–		–	–	–	–		(212)	558	123	(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $(122) million included in other noninterest income and $50 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(184) million included in other noninterest income and $53 million included in mortgage banking revenue.
(i)	Included in securities gains (losses).
(j)	Approximately $127 million included in other noninterest income and $161 million included in mortgage banking revenue.
(k)	Approximately $47 million included in other noninterest income and $76 million included in mortgage banking revenue.

U.S. Bancorp	71

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
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$405	$–		$(2)		$–	$–	$(40)	$–		$–	$363	$(2)
Non-prime (b)	280	–		–		–	–	(18)	–		–	262	–
Asset-backed securities
Other	62	2		–		–	–	(6)	–		–	58	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	756	2	(c)	(2	) (f)	–	–	(64)	–		–	692	(2)
Mortgage servicing rights	2,338	(181	) (d)	–		15	–	–	309	(g)	–	2,481	(181	) (d)
Net derivative assets and liabilities	574	299	(e)	–		–	(5)	–	–		(390)	478	(6	) (h)
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$478	$–		$12		$–	$–	$(43)	$–		$–	$447	$12
Non-prime (b)	297	(4)		8		–	–	(15)	–		–	286	7
Asset-backed securities
Other	63	2		1		4	–	(4)	–		–	66	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	847	(2	) (i)	21	(f)	4	–	(62)	–		–	808	20
Mortgage servicing rights	2,680	(284	) (d)	–		2	(141)	–	155	(g)	–	2,412	(284	) (d)
Net derivative assets and liabilities	445	473	(j)	–		1	–	–	–		(361)	558	161	(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $86 million included in other noninterest income and $213 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(60) million included in other noninterest income and $54 million included in mortgage banking revenue.
(i)	Included in securities gains (losses).
(j)	Approximately $208 million included in other noninterest income and $265 million included in mortgage banking revenue.
(k)	Approximately $85 million included in other noninterest income and $76 million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2015				December 31, 2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$32	$32	$–	$–	$77	$77
Other assets (b)	–	–	63	63	–	–	90	90

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Loans (a)	$15	$31	$40	$47
Other assets (b)	10	15	19	34

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

72	U.S. Bancorp

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2015			December 31, 2014
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$5,538	$5,421	$117	$4,774	$4,582	$192
Nonaccrual loans	4	7	(3)	6	9	(3)
Loans 90 days or more past due	1	1	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of June 30, 2015 and December 31, 2014, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2015					December 31, 2014
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$17,925	$17,925	$–	$–	$17,925	$10,654	$10,654	$–	$–	$10,654
Federal funds sold and securities purchased under resale agreements	232	–	232	–	232	118	–	118	–	118
Investment securities held-to-maturity	46,233	2,180	44,100	84	46,364	44,974	1,928	43,124	88	45,140
Loans held for sale (a)	2,960	–	–	2,964	2,964	18	–	–	18	18
Loans (b)	244,594	–	–	247,060	247,060	243,735	–	–	245,424	245,424
Other financial instruments	2,298	–	921	1,384	2,305	2,187	–	924	1,269	2,193
Financial Liabilities
Deposits	296,848	–	296,806	–	296,806	282,733	–	282,708	–	282,708
Short-term borrowings (c)	26,801	–	26,566	–	26,566	29,184	–	28,973	–	28,973
Long-term debt	34,141	–	34,471	–	34,471	32,260	–	32,659	–	32,659
Other liabilities	1,321	–	–	1,321	1,321	1,231	–	–	1,231	1,231

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loans fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $380 million and $413 million at June 30, 2015 and December 31, 2014, respectively. The carrying value of other guarantees was $213 million and $211 million at June 30, 2015 and December 31, 2014, respectively.

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

U.S. Bancorp	73

obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At June 30, 2015, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three and six months ended June 30, 2015, the Company sold 0.4 million and 0.8 million, respectively, of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. The remaining 8.1 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2015:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$50	$13,506
Third party borrowing arrangements	–	–	16
Securities lending indemnifications	4,203	–	4,088
Asset sales	–	134	4,661	(a)
Merchant processing	599	73	99,313
Contingent consideration arrangements	–	2	2
Tender option bond program guarantee	2,289	–	2,185
Minimum revenue guarantees	–	4	14
Other	–	–	821

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2015, the value of airline tickets purchased to be delivered at a future date was $9.7 billion. The Company held collateral of $481 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not

74	U.S. Bancorp

meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2015, the Company had reserved $40 million for potential losses from representation and warranty obligations, compared with $46 million at December 31, 2014. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$46	$75	$46	$83
Net realized losses	(2)	(2)	(4)	(12)
Change in reserve	(4)	(4)	(2)	(2)
Balance at end of period	$40	$69	$40	$69

As of June 30, 2015 and December 31, 2014, the Company had $21 million and $19 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. Among these lawsuits are actions originally brought in June 2014 by a group of institutional investors, including BlackRock and PIMCO funds, against six bank trustees, including the Company. These actions are currently pending in the Supreme Court of the State of New York, New York County, and in the United States District Court for the Southern District of New York. In these lawsuits, the investors allege that U.S. Bank National Association as trustee caused them to incur losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs seek monetary damages in an unspecified amount and also seek equitable relief.

Regulatory Matters The Company is currently subject to investigations and examinations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases, as well as investigations and examinations by government agencies and bank regulators with respect to anti-money laundering programs and their adequacy and effectiveness. The Company is also regularly subject to examinations and inquiries in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management, consumer protection and Office of Foreign Assets Control requirements. The Company is cooperating fully with these examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

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

U.S. Bancorp	75

to comply with specified servicing standards, and settlement payments to governmental authorities as well as a monetary commitment that could be satisfied under various loan modification programs (in addition to the programs the Company already has in place).

In April 2011, the Company and certain other large financial institutions entered into Consent Orders with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System relating to residential mortgage servicing and foreclosure practices. On June 16, 2015, the Company entered into an agreement to amend the 2011 Consent Order it has with the OCC. Under the amended Consent Order, the Company is required to complete an action plan to resolve outstanding issues under the 2011 Consent Order and obtain approval from the OCC before taking certain actions related to residential mortgage servicing. Depending on the Company’s execution of the requirements of the action plan and the Company’s progress toward addressing the requirements of the 2011 Consent Order, the Company may be released or be required to enter into further orders and settlements, pay additional fines or penalties, make restitution or further modify the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

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

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2015 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

76	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2015			2014
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$102,391	$535	2.09%	$87,583	$492	2.25%	16.9%
Loans held for sale	7,908	65	3.29	2,247	24	4.20	*
Loans (b)
Commercial	83,253	566	2.73	75,020	553	2.96	11.0
Commercial real estate	42,446	413	3.90	40,497	396	3.92	4.8
Residential mortgages	51,114	483	3.78	51,815	499	3.85	(1.4)
Credit card	17,613	471	10.72	17,384	437	10.07	1.3
Other retail	47,069	486	4.14	47,928	547	4.58	(1.8)
Total loans, excluding covered loans	241,495	2,419	4.02	232,644	2,432	4.19	3.8
Covered loans	5,065	69	5.47	7,836	126	6.44	(35.4)
Total loans	246,560	2,488	4.05	240,480	2,558	4.26	2.5
Other earning assets	9,569	35	1.47	5,682	30	2.11	68.4
Total earning assets	366,428	3,123	3.42	335,992	3,104	3.70	9.1
Allowance for loan losses	(4,051)			(4,218)			4.0
Unrealized gain (loss) on investment securities	794			441			80.0
Other assets	44,730			42,554			5.1
Total assets	$407,901			$374,769			8.8
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$77,347			$71,837			7.7%
Interest-bearing deposits
Interest checking	55,205	7	.06	52,989	9	.07	4.2
Money market savings	79,898	47	.23	61,370	26	.17	30.2
Savings accounts	37,071	11	.12	33,991	12	.14	9.1
Time deposits less than $100,000	9,933	21	.89	10,971	30	1.10	(9.5)
Time deposits greater than $100,000	26,290	27	.41	31,193	37	.47	(15.7)
Total interest-bearing deposits	208,397	113	.22	190,514	114	.24	9.4
Short-term borrowings	27,758	63	.92	30,620	65	.85	(9.3)
Long-term debt	34,418	177	2.05	25,752	181	2.82	33.7
Total interest-bearing liabilities	270,573	353	.52	246,886	360	.58	9.6
Other liabilities	14,778			12,772			15.7
Shareholders’ equity
Preferred equity	4,756			4,756			–
Common equity	39,758			37,830			5.1
Total U.S. Bancorp shareholders’ equity	44,514			42,586			4.5
Noncontrolling interests	689			688			.1
Total equity	45,203			43,274			4.5
Total liabilities and equity	$407,901			$374,769			8.8
Net interest income		$2,770			$2,744
Gross interest margin			2.90%			3.12%
Gross interest margin without taxable-equivalent increments			2.84%			3.05%
Percent of Earning Assets
Interest income			3.42%			3.70%
Interest expense			.39			.43
Net interest margin			3.03%			3.27%
Net interest margin without taxable-equivalent increments			2.97%			3.20%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	77

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2015			2014
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$101,556	$1,061	2.09%	$84,915	$965	2.27%	19.6%
Loans held for sale	6,133	106	3.45	2,435	51	4.17	*
Loans (b)
Commercial	82,385	1,122	2.74	72,939	1,087	3.00	13.0
Commercial real estate	42,558	826	3.91	40,275	783	3.92	5.7
Residential mortgages	51,269	972	3.80	51,700	1,002	3.89	(.8)
Credit card	17,718	946	10.76	17,395	871	10.09	1.9
Other retail	48,188	991	4.15	47,793	1,105	4.66	.8
Total loans, excluding covered loans	242,118	4,857	4.04	230,102	4,848	4.24	5.2
Covered loans	5,133	148	5.76	8,080	256	6.35	(36.5)
Total loans	247,251	5,005	4.08	238,182	5,104	4.31	3.8
Other earning assets	8,710	67	1.56	5,604	62	2.22	55.4
Total earning assets	363,650	6,239	3.45	331,136	6,182	3.75	9.8
Allowance for loan losses	(4,070)			(4,239)			4.0
Unrealized gain (loss) on investment securities	849			349			*
Other assets	44,456			42,323			5.0
Total assets	$404,885			$369,569			9.6
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$75,937			$71,333			6.5%
Interest-bearing deposits
Interest checking	54,933	15	.06	52,152	17	.07	5.3
Money market savings	76,910	89	.23	60,313	50	.17	27.5
Savings accounts	36,555	23	.13	33,597	24	.14	8.8
Time deposits less than $100,000	10,170	46	.92	11,206	64	1.16	(9.2)
Time deposits greater than $100,000	27,617	58	.42	31,327	78	.50	(11.8)
Total interest-bearing deposits	206,185	231	.23	188,595	233	.25	9.3
Short-term borrowings	28,622	125	.88	30,058	134	.90	(4.8)
Long-term debt	34,428	361	2.11	23,952	365	3.06	43.7
Total interest-bearing liabilities	269,235	717	.54	242,605	732	.61	11.0
Other liabilities	14,728			12,767			15.4
Shareholders’ equity
Preferred equity	4,756			4,756			–
Common equity	39,541			37,420			5.7
Total U.S. Bancorp shareholders’ equity	44,297			42,176			5.0
Noncontrolling interests	688			688			–
Total equity	44,985			42,864			4.9
Total liabilities and equity	$404,885			$369,569			9.6
Net interest income		$5,522			$5,450
Gross interest margin			2.91%			3.14%
Gross interest margin without taxable-equivalent increments			2.85%			3.07%
Percent of Earning Assets
Interest income			3.45%			3.75%
Interest expense			.40			.44
Net interest margin			3.05%			3.31%
Net interest margin without taxable-equivalent increments			2.99%			3.24%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

78	U.S. Bancorp

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2015.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	79

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: August 5, 2015		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

80	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Earnings
1.	Net income attributable to U.S. Bancorp		$1,483	$2,914
2.	Applicable income taxes, including expense related to unrecognized tax positions		528	1,007
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,011	$3,921
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$239	$484
	b.	Portion of rents representative of interest and amortization of debt expense	27	55
	c.	Fixed charges excluding interest on deposits (4a + 4b)	266	539
	d.	Interest on deposits	113	231
	e.	Fixed charges including interest on deposits (4c + 4d)	$379	$770
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,277	4,460
7.	Earnings including interest on deposits (3 + 4e + 5)		2,390	4,691
8.	Fixed charges excluding interest on deposits (4c)		266	539
9.	Fixed charges including interest on deposits (4e)		379	770
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		8.56	8.27
11.	Including interest on deposits (line 7/line 9)		6.31	6.09

*	Excludes interest expense related to unrecognized tax positions

U.S. Bancorp	81

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ RICHARD K. DAVIS
Richard K. Davis Chief Executive Officer

Dated: August 5, 2015

82	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Kathleen A. Rogers, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ KATHLEEN A. ROGERS
Kathleen A. Rogers Chief Financial Officer

Dated: August 5, 2015

U.S. Bancorp	83

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ KATHLEEN A. ROGERS
Richard K. Davis Chief Executive Officer Dated: August 5, 2015	Kathleen A. Rogers Chief Financial Officer

84	U.S. Bancorp

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