Form 10-Q
period 2015-09-30
US BANCORP \DE\
filed 2015-11-04
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2015
Common Stock, $0.01 Par Value	1,749,177,062 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,821	$2,748	2.7%	$8,343	$8,198	1.8%
Noninterest income	2,327	2,245	3.7	6,753	6,792	(.6)
Securities gains (losses), net	(1)	(3)	66.7	(1)	2	*
Total net revenue	5,147	4,990	3.1	15,095	14,992	.7
Noninterest expense	2,775	2,614	6.2	8,122	7,911	2.7
Provision for credit losses	282	311	(9.3)	827	941	(12.1)
Income before taxes	2,090	2,065	1.2	6,146	6,140	.1
Taxable-equivalent adjustment	53	56	(5.4)	161	167	(3.6)
Applicable income taxes	534	523	2.1	1,541	1,566	(1.6)
Net income	1,503	1,486	1.1	4,444	4,407	.8
Net (income) loss attributable to noncontrolling interests	(14)	(15)	6.7	(41)	(44)	6.8
Net income attributable to U.S. Bancorp	$1,489	$1,471	1.2	$4,403	$4,363	.9
Net income applicable to U.S. Bancorp common shareholders	$1,422	$1,405	1.2	$4,204	$4,163	1.0
Per Common Share
Earnings per share	$.81	$.78	3.8%	$2.38	$2.30	3.5%
Diluted earnings per share	.81	.78	3.8	2.36	2.29	3.1
Dividends declared per share	.255	.245	4.1	.755	.720	4.9
Book value per share	22.99	21.38	7.5
Market value per share	41.01	41.83	(2.0)
Average common shares outstanding	1,758	1,798	(2.2)	1,770	1,809	(2.2)
Average diluted common shares outstanding	1,766	1,807	(2.3)	1,778	1,819	(2.3)
Financial Ratios
Return on average assets	1.44%	1.51%		1.45%	1.56%
Return on average common equity	14.1	14.5		14.1	14.7
Net interest margin (taxable-equivalent basis) (a)	3.04	3.16		3.05	3.26
Efficiency ratio (b)	53.9	52.4		53.8	52.8
Net charge-offs as a percent of average loans outstanding	.46	.55		.47	.57
Average Balances
Loans	$250,536	$243,867	2.7%	$248,358	$240,098	3.4%
Loans held for sale	6,835	3,552	92.4	6,370	2,811	*
Investment securities (c)	103,943	93,141	11.6	102,361	87,687	16.7
Earning assets	369,265	346,422	6.6	365,543	336,287	8.7
Assets	410,439	385,823	6.4	406,757	375,047	8.5
Noninterest-bearing deposits	80,940	74,126	9.2	77,623	72,274	7.4
Deposits	289,692	271,008	6.9	284,673	263,662	8.0
Short-term borrowings	27,525	30,961	(11.1)	28,252	30,362	(6.9)
Long-term debt	33,202	26,658	24.5	34,015	24,864	36.8
Total U.S. Bancorp shareholders’ equity	44,867	43,132	4.0	44,489	42,498	4.7

	September 30, 2015	December 31, 2014
Period End Balances
Loans	$254,791	$247,851	2.8%
Investment securities	105,086	101,043	4.0
Assets	415,943	402,529	3.3
Deposits	295,264	282,733	4.4
Long-term debt	32,504	32,260	.8
Total U.S. Bancorp shareholders’ equity	45,075	43,479	3.7
Asset Quality
Nonperforming assets	$1,567	$1,808	(13.3)%
Allowance for credit losses	4,306	4,375	(1.6)
Allowance for credit losses as a percentage of period-end loans	1.69%	1.77%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.6%	9.7%
Tier 1 capital	11.1	11.3
Total risk-based capital	13.1	13.6
Leverage	9.3	9.3
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	13.0	12.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)	9.2	9.0
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)	12.4	11.8
Tangible common equity to tangible assets (d)	7.7	7.5
Tangible common equity to risk-weighted assets (d)	9.3	9.3

*	Not meaningful
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures on page 34.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the third quarter of 2015, or $0.81 per diluted common share, compared with $1.5 billion, or $0.78 per diluted common share, for the third quarter of 2014. Return on average assets and return on average common equity were 1.44 percent and 14.1 percent, respectively, for the third quarter of 2015, compared with 1.51 percent and 14.5 percent, respectively, for the third quarter of 2014. The results for the third quarter of 2015 included a gain from the sale of Visa Inc. Class B common stock of approximately $135 million (“Visa sale”), and a $58 million market valuation adjustment to write down the value of student loans previously held for sale prior to transferring them back to held for investment, as a result of a recent disruption in the student loan securitization market (“student loan market adjustment”).

Total net revenue, on a taxable-equivalent basis, for the third quarter of 2015 was $157 million (3.1 percent) higher than the third quarter of 2014, reflecting a 2.7 percent increase in net interest income and a 3.7 percent increase in noninterest income. The increase in net interest income from the third quarter of 2014 was the result of an increase in average earning assets. The increase in noninterest income was primarily due to increases in commercial products, payments and trust and investment management fee revenue.

Noninterest expense in the third quarter of 2015 was $161 million (6.2 percent) higher than the third quarter of 2014, primarily due to increases in compensation and employee benefits expenses and other costs related to risk and compliance activities.

The provision for credit losses for the third quarter of 2015 of $282 million was $29 million (9.3 percent) lower than the third quarter of 2014. Net charge-offs in the third quarter of 2015 were $292 million, compared with $336 million in the third quarter of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first nine months of 2015 was $4.4 billion, or $2.36 per diluted common share, compared with $4.4 billion, or $2.29 per diluted common share, for the first nine months of 2014. Return on average assets and return on average common equity were 1.45 percent and 14.1 percent, respectively, for the first nine months of 2015, compared with 1.56 percent and 14.7 percent, respectively, for the first nine months of 2014.

Total net revenue, on a taxable-equivalent basis, for the first nine months of 2015 was $103 million (0.7 percent) higher than the first nine months of 2014, reflecting a 1.8 percent increase in net interest income, partially offset by a 0.6 percent decrease in noninterest income. The increase in net interest income was the result of an increase in average earning assets and continued growth in lower cost core deposit funding, partially offset by a decrease in the net interest margin. The decrease in noninterest income from a year ago was primarily due to lower gains from 2014 and 2015 sales of shares of Visa Inc. Class B common stock, the 2015 student loan market adjustment and lower mortgage banking revenue, partially offset by higher revenue in most other fee businesses.

Noninterest expense in the first nine months of 2015 was $211 million (2.7 percent) higher than the first nine months of 2014, primarily due to higher compensation and employee benefits expenses, including the impact of the June 2014 acquisition of the Chicago-area branch banking operations of the Charter One Bank franchise (“Charter One”), and higher costs related to risk and compliance activities, partially offset by a settlement relating to the Federal Housing Administration’s insurance program (“FHA DOJ settlement”) recorded in the second quarter of 2014.

The provision for credit losses for the first nine months of 2015 of $827 million was $114 million (12.1 percent) lower than the first nine months of 2014. Net charge-offs in the first nine months of 2015 were $867 million, compared with $1.0 billion in the first nine months of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.8 billion in the third quarter and $8.3 billion in the first nine months of 2015, representing increases of $73 million (2.7 percent) and $145 million (1.8 percent), respectively, over the same periods of 2014. The increases were principally the result of growth in average earning assets, partially offset by a continued shift in loan portfolio mix and lower reinvestment rates on investment securities. The increase in the first nine months of 2015 was further offset by lower loan fees due to the wind down of the short-term, small-dollar deposit advance product, Checking Account Advance (“CAA”). Average earning assets were $22.8 billion (6.6 percent) higher in the third quarter and $29.3 billion (8.7 percent) higher in the first nine months of 2015, compared with the same periods of 2014, driven by increases in investment securities and loans. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2015 was 3.04 percent and 3.05 percent, respectively, compared with 3.16 percent and 3.26 percent in the third quarter and first nine months of 2014, respectively. The decreases in the net interest margin from the same periods of the prior year primarily reflected a change in the loan portfolio mix as well as growth in the investment portfolio at lower average rates and lower reinvestment rates on investment securities. In addition, the decrease in the net interest margin for the first nine months of 2015, compared with the same period of the prior year, reflected lower loan fees due to the CAA product wind down. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average investment securities for the third quarter and first nine months of 2015 were $10.8 billion (11.6 percent) and $14.7 billion (16.7 percent) higher, respectively, than the same periods of 2014, primarily due to purchases of U.S. government and agency-backed securities, net of prepayments and maturities, to support regulatory liquidity coverage ratio requirements.

Average total loans for the third quarter and first nine months of 2015 were $6.7 billion (2.7 percent) and $8.3 billion (3.4 percent) higher, respectively, than the same periods of 2014, driven by growth in commercial loans, commercial real estate loans, credit card loans and other retail loans. The increases were driven by higher demand for loans from new and existing customers. The increases were partially offset by declines in residential mortgages and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), a run-off portfolio. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased $2.3 billion (32.4 percent) in the third quarter and $2.7 billion (35.2 percent) in the first nine months of 2015, compared with the same periods of 2014. The decreases were primarily the result of the expiration of the loss sharing agreements on commercial and commercial real estate assets at the end of 2014.

Average total deposits for the third quarter and first nine months of 2015 were $18.7 billion (6.9 percent) and $21.0 billion (8.0 percent) higher, respectively, than the same periods of 2014. Average noninterest-bearing deposits for the third quarter and first nine months of 2015 increased $6.8 billion (9.2 percent) and $5.3 billion (7.4 percent), respectively, over the same periods of the prior year, mainly in Wholesale Banking and Commercial Real Estate and Consumer and Small Business Banking. Average total savings deposits for the third quarter and first nine months of 2015 were $19.4 billion (12.5 percent) and $21.3 billion (14.3 percent) higher, respectively, than the same periods of 2014, the result of growth in Consumer and Small Business Banking, including the impact of the Charter One branch acquisitions, corporate trust, and Wholesale Banking and Commercial Real Estate balances. The growth in Consumer and Small Business Banking deposits included net new account growth of 3.1 percent for the third quarter and 3.9 percent for the first nine months of 2015, compared with the same periods of 2014. Average time deposits less than $100,000 for the third quarter and first nine months of 2015 were $1.5 billion (13.5 percent) and $1.2 billion (10.7 percent) lower, respectively, than the same periods of the prior year, due to maturities. Average time deposits greater than $100,000 for the third quarter and first nine months of 2015 were $6.0 billion (19.7 percent) and $4.5 billion (14.5 percent) lower, respectively, than the same periods of the prior year, primarily due to declines in Wholesale Banking and Commercial Real Estate, corporate trust and Consumer and Small Business Banking balances. Time deposits greater than $100,000 are primarily managed as an alternative to other funding sources, such as wholesale borrowing, based largely on funding needs and relative pricing.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2015 decreased $29 million (9.3 percent) and $114 million (12.1 percent), respectively, compared with the same periods of 2014. Net charge-offs decreased $44 million (13.1 percent) and $159 million (15.5 percent) in the third quarter and first nine months of 2015, respectively, compared with the same periods of the prior year, reflecting improvements in other retail, residential mortgages, and construction and development loans. The

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Credit and debit card revenue	$269	$251	7.2%	$776	$749	3.6%
Corporate payment products revenue	190	195	(2.6)	538	550	(2.2)
Merchant processing services	400	387	3.4	1,154	1,127	2.4
ATM processing services	81	81	–	239	241	(.8)
Trust and investment management fees	329	315	4.4	985	930	5.9
Deposit service charges	185	185	–	520	513	1.4
Treasury management fees	143	136	5.1	422	409	3.2
Commercial products revenue	231	209	10.5	645	635	1.6
Mortgage banking revenue	224	260	(13.8)	695	774	(10.2)
Investment products fees	46	49	(6.1)	141	142	(.7)
Securities gains (losses), net	(1)	(3)	66.7	(1)	2	*
Other	229	177	29.4	638	722	(11.6)
Total noninterest income	$2,326	$2,242	3.7%	$6,752	$6,794	(.6)%

*	Not meaningful.

provision for credit losses was lower than net charge-offs by $10 million in the third quarter and $40 million in the first nine months of 2015, compared with $25 million in the third quarter and $85 million in the first nine months of 2014. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.3 billion in the third quarter and $6.8 billion in the first nine months of 2015, representing an increase of $84 million (3.7 percent) and a decrease of $42 million (0.6 percent), respectively, compared with the same periods of 2014. The increase in the third quarter of 2015, compared with the third quarter of 2014, was primarily due to the third quarter 2015 Visa sale and increases in the majority of fee revenue categories, partially offset by the student loan market adjustment and lower mortgage banking revenue. The decrease in the first nine months of 2015, compared with the same period of the prior year, reflected lower other income from 2014 and 2015 Visa stock sales and the third quarter 2015 student loan market adjustment, as well as lower mortgage banking revenue, partially offset by increases in the majority of other fee revenue categories. The decreases in mortgage banking revenue were primarily due to unfavorable changes in the valuation of mortgage servicing rights (“MSRs”), net of hedging activities, partially offset by increases in mortgage production revenue. Commercial products revenue increased due to higher volumes of tax-advantaged project fees and increases in bond underwriting fees, partially offset by lower letter of credit fees. Credit and debit card revenue increased due to higher transaction volumes. Merchant processing services increased 3.4 percent in the third quarter and 2.4 percent in the first nine months of 2015, compared with the same periods of 2014, as a result of higher transaction volumes, account growth and equipment sales to merchants related to new chip card technology requirements. Adjusted for the impact of foreign currency rate changes, the increases would have been approximately 8.5 percent and 7.1 percent, respectively. In addition, trust and investment management fees increased reflecting the benefits of the Company’s investments in corporate trust and fund services businesses, as well as account growth and improved market conditions.

Noninterest Expense Noninterest expense of $2.8 billion in the third quarter and $8.1 billion in the first nine months of 2015 was $161 million (6.2 percent) and $211 million (2.7 percent) higher, respectively, than the same periods of 2014, reflecting higher compensation, employee benefits and other costs related to compliance activities in the current year. The increases in compensation expense primarily reflected the impact of merit increases and higher staffing for risk and compliance activities. In addition, the increase in compensation expense for the first nine months of 2015, compared with the same period of the prior year, reflected the impact of the Charter One branch acquisitions. The increases in employee benefits expense were primarily driven by higher pension costs. The increase in marketing and development expense in the third quarter of 2015, compared with the same period of the prior year, was primarily due to various marketing programs in Payment Services and Consumer and Small Business Banking. Offsetting the increases in noninterest expense in the first nine months of 2015, compared with the same period of the prior year, was the second quarter 2014 FHA DOJ settlement included in other expense.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Compensation	$1,225	$1,132	8.2%	$3,600	$3,372	6.8%
Employee benefits	285	250	14.0	895	796	12.4
Net occupancy and equipment	251	249	.8	745	739	.8
Professional services	115	102	12.7	298	282	5.7
Marketing and business development	99	78	26.9	265	253	4.7
Technology and communications	222	219	1.4	657	644	2.0
Postage, printing and supplies	77	81	(4.9)	223	242	(7.9)
Other intangibles	42	51	(17.6)	128	148	(13.5)
Other	459	452	1.5	1,311	1,435	(8.6)
Total noninterest expense	$2,775	$2,614	6.2%	$8,122	$7,911	2.7%
Efficiency ratio (a)	53.9%	52.4%		53.8%	52.8%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

Income Tax Expense The provision for income taxes was $534 million (an effective rate of 26.2 percent) for the third quarter and $1.5 billion (an effective rate of 25.7 percent) for the first nine months of 2015, compared with $523 million (an effective rate of 26.0 percent) and $1.6 billion (an effective rate of 26.2 percent) for the same periods of 2014. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $254.8 billion at September 30, 2015, compared with $247.9 billion at December 31, 2014, an increase of $6.9 billion (2.8 percent). The increase was driven primarily by higher commercial loans, residential mortgages and other retail loans, partially offset by lower commercial real estate loans and covered loans.

Commercial loans increased $5.2 billion (6.4 percent) at September 30, 2015, compared with December 31, 2014, reflecting higher demand from new and existing customers. In addition, other retail loans increased $1.8 billion (3.6 percent) at September 30, 2015, compared with December 31, 2014. The increase was driven primarily by higher auto and installment loan balances, partially offset by lower retail leasing and student loan balances.

Residential mortgages held in the loan portfolio increased $730 million (1.4 percent) at September 30, 2015, compared with December 31, 2014, reflecting higher origination and refinancing activity during 2015. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Credit card loans increased $68 million (0.4 percent) at September 30, 2015, compared with December 31, 2014, including the acquisition of a credit card portfolio late in the third quarter of 2015, partially offset by customers seasonally paying down balances.

Commercial real estate loans decreased $317 million (0.7 percent) at September 30, 2015, compared with December 31, 2014, primarily the result of customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting of residential mortgages and other loans to be sold in the secondary market, were $4.5 billion at September 30, 2015, compared with $4.8 billion at December 31, 2014. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises.

Investment Securities Investment securities totaled $105.1 billion at September 30, 2015, compared with $101.0 billion at December 31, 2014. The $4.0 billion (4.0 percent) increase reflected $4.0 billion of net investment purchases, as well as a $55 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2015, the Company’s net unrealized gains on available-for-sale securities were $692 million,

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2015 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$374	$375	.4	2.52%	$—	$—	—	—%
Maturing after one year through five years	1,488	1,509	2.8	1.42	1,098	1,114	2.9	1.42
Maturing after five years through ten years	972	989	6.9	2.28	1,783	1,805	7.0	2.15
Maturing after ten years	1	1	11.9	4.15	56	56	10.1	1.78
Total	$2,835	$2,874	3.9	1.86%	$2,937	$2,975	5.5	1.87%
Mortgage-Backed Securities (a)
Maturing in one year or less	$836	$840	.7	1.68%	$349	$350	.7	1.69%
Maturing after one year through five years	38,148	38,531	4.0	1.83	36,027	36,296	3.7	1.96
Maturing after five years through ten years	10,540	10,625	5.7	1.43	5,161	5,206	5.6	1.21
Maturing after ten years	558	560	12.8	1.25	168	168	11.3	1.22
Total	$50,082	$50,556	4.4	1.73%	$41,705	$42,020	3.9	1.86%
Asset-Backed Securities (a)
Maturing in one year or less	$52	$53	.5	.18%	$—	$1	.2	.82%
Maturing after one year through five years	199	205	3.5	3.00	5	8	2.4	.86
Maturing after five years through ten years	354	361	6.2	2.16	4	4	5.8	.92
Maturing after ten years	—	—	—	—	1	7	11.9	.95
Total	$605	$619	4.8	2.26%	$10	$20	4.7	.89%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$1,581	$1,614	.6	7.01%	$—	$—	.2	9.50%
Maturing after one year through five years	2,753	2,891	1.8	6.91	1	1	2.7	7.93
Maturing after five years through ten years	635	639	7.2	5.40	1	2	8.0	7.78
Maturing after ten years	152	158	16.6	6.81	6	5	10.6	1.73
Total	$5,121	$5,302	2.5	6.75%	$8	$8	9.0	3.72%
Other Debt Securities
Maturing in one year or less	$—	$—	—	—%	$1	$1	.8	1.39%
Maturing after one year through five years	—	—	—	—	8	8	1.6	1.50
Maturing after five years through ten years	—	—	—	—	21	19	5.1	1.05
Maturing after ten years	677	616	17.8	2.55	—	—	—	—
Total	$677	$616	17.8	2.55%	$30	$28	4.0	1.18%
Other Investments	$384	$429	11.6	2.41%	$—	$—	—	—%
Total investment securities (d)	$59,704	$60,396	4.4	2.19%	$44,690	$45,051	4.0	1.86%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.3 years at December 31, 2014, with a corresponding weighted-average yield of 2.32 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at December 31, 2014, with a corresponding weighted-average yield of 1.92 percent.
(e)	Average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2015		December 31, 2014
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$5,772	5.5%	$5,339	5.3%
Mortgage-backed securities	91,787	87.9	87,645	87.3
Asset-backed securities	615	.6	638	.6
Obligations of state and political subdivisions	5,129	4.9	5,613	5.6
Other debt securities and investments	1,091	1.1	1,171	1.2
Total investment securities	$104,394	100.0%	$100,406	100.0%

compared with $637 million at December 31, 2014. Gross unrealized losses on available-for-sale securities totaled $218 million at September 30, 2015, compared with $343 million at December 31, 2014. At September 30, 2015, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

U.S. Bancorp	7

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

Deposits Total deposits were $295.3 billion at September 30, 2015, compared with $282.7 billion at December 31, 2014, the result of increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Money market savings account balances increased $4.6 billion (6.0 percent) primarily due to higher Wholesale Banking and Commercial Real Estate and broker dealer balances. Interest checking balances increased $2.8 billion (5.0 percent) primarily due to higher corporate trust, Consumer and Small Business Banking, and Wholesale Banking and Commercial Real Estate balances, partially offset by lower broker dealer balances. Savings account balances increased $2.3 billion (6.6 percent), primarily due to higher Consumer and Small Business Banking balances. Noninterest-bearing deposits increased $6.2 billion (8.1 percent) at September 30, 2015, compared with December 31, 2014, primarily due to higher Wholesale Banking and Commercial Real Estate, Consumer and Small Business Banking, and corporate trust balances. Time deposits less than $100,000 decreased $1.2 billion (11.8 percent) at September 30, 2015, compared with December 31, 2014, primarily due to lower Consumer and Small Business Banking balances resulting from maturities. Time deposits greater than $100,000 decreased $2.1 billion (7.5 percent) at September 30, 2015, compared with December 31, 2014. Time deposits greater than $100,000 are primarily managed as an alternative to other funding sources, such as wholesale borrowing, based largely on funding needs and relative pricing.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $26.9 billion at September 30, 2015, compared with $29.9 billion at December 31, 2014. The $3.0 billion (10.0 percent) decrease in short-term borrowings was primarily due to decreases in short-term Federal Home Loan Bank (“FHLB”) advances and other short-term borrowings balances. Long-term debt was $32.5 billion at September 30, 2015, compared with $32.3 billion at December 31, 2014. The $244 million (0.8 percent) increase reflected the issuance of $2.3 billion of bank notes and a $1.9 billion increase in long-term FHLB advances, offset by $1.4 billion of bank note repayments, and $2.7 billion of medium-term note and subordinated bank note maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

8	U.S. Bancorp

loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue servicing existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of these factors.

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

Management provides various risk reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes, litigation developments, and technology and cybersecurity;
•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk;
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputational and strategic risk considerations, impacts and responses.

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

U.S. Bancorp	9

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

The Company manages its credit risk, in part, through diversification of its loan portfolio and limit setting by product type criteria and concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans. The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment. At September 30, 2015, approximately $3.2 billion of the commercial loans outstanding were to customers in energy-related businesses, compared with $3.1 billion at December 31, 2014. The recent decline in energy prices has resulted in deterioration to some of these loans; however, its impact has not been material to the Company.

The consumer lending segment represents loans and leases made to consumer customers including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At September 30, 2015, substantially all of the Company’s home equity lines were in the draw period. Approximately $895 million, or 6 percent, of the outstanding home equity line balances at September 30, 2015, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at September 30, 2015:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,780	$39,166	$40,946	89.6%
Over 80% through 90%	91	2,509	2,600	5.7
Over 90% through 100%	69	961	1,030	2.2
Over 100%	75	960	1,035	2.3
No LTV available	–	80	80	.2
Total	$2,015	$43,676	$45,691	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$585	$585	52.7%
Over 80% through 90%	–	180	180	16.2
Over 90% through 100%	–	148	148	13.3
Over 100%	–	198	198	17.8
No LTV available	–	–	–	–
Total	$–	$1,111	$1,111	100.0%
Other Borrowers
Less than or equal to 80%	$2	$406	$408	60.7%
Over 80% through 90%	–	97	97	14.4
Over 90% through 100%	–	55	55	8.2
Over 100%	–	112	112	16.7
No LTV available	–	–	–	–
Total	$2	$670	$672	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$4,875	$4,875	100.0%
Total
Less than or equal to 80%	$1,782	$40,157	$41,939	80.1%
Over 80% through 90%	91	2,786	2,877	5.5
Over 90% through 100%	69	1,164	1,233	2.4
Over 100%	75	1,270	1,345	2.6
No LTV available	–	80	80	.1
Loans purchased from GNMA mortgage pools (a)	–	4,875	4,875	9.3
Total	$2,017	$50,332	$52,349	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$10,548	$537	$11,085	71.3%
Over 80% through 90%	2,228	361	2,589	16.7
Over 90% through 100%	742	104	846	5.4
Over 100%	805	141	946	6.1
No LTV/CLTV available	52	29	81	.5
Total	$14,375	$1,172	$15,547	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$37	$24	$61	29.9%
Over 80% through 90%	11	20	31	15.2
Over 90% through 100%	9	21	30	14.7
Over 100%	17	59	76	37.3
No LTV/CLTV available	1	5	6	2.9
Total	$75	$129	$204	100.0%
Other Borrowers
Less than or equal to 80%	$339	$14	$353	80.8%
Over 80% through 90%	51	4	55	12.6
Over 90% through 100%	12	2	14	3.2
Over 100%	12	2	14	3.2
No LTV/CLTV available	1	–	1	.2
Total	$415	$22	$437	100.0%
Total
Less than or equal to 80%	$10,924	$575	$11,499	71.0%
Over 80% through 90%	2,290	385	2,675	16.5
Over 90% through 100%	763	127	890	5.5
Over 100%	834	202	1,036	6.4
No LTV/CLTV available	54	34	88	.6
Total	$14,865	$1,323	$16,188	100.0%

U.S. Bancorp	11

At September 30, 2015, approximately $1.1 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.2 billion at December 31, 2014. In addition to residential mortgages, at September 30, 2015, $204 million of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $238 million at December 31, 2014. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.3 percent of total assets at September 30, 2015, compared with 0.4 percent at December 31, 2014. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.2 billion at September 30, 2015, compared with $15.9 billion at December 31, 2014, and included $5.0 billion of home equity lines in a first lien position and $11.2 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2015, included approximately $4.4 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2015:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,373	$6,809	$11,182
Percent 30-89 days past due	.25%	.42%	.36%
Percent 90 days or more past due	.05%	.10%	.08%
Weighted-average CLTV	74%	71%	72%
Weighted-average credit score	772	765	768

See the Analysis and Determination of the Allowance for Credit Losses section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2015	December 31, 2014
Commercial
Commercial	.05%	.05%
Lease financing	–	–
Total commercial	.05	.05
Commercial Real Estate
Commercial mortgages	.01	.02
Construction and development	.16	.14
Total commercial real estate	.05	.05
Residential Mortgages (a)	.33	.40
Credit Card	1.10	1.13
Other Retail
Retail leasing	.02	.02
Home equity and second mortgages	.25	.26
Other	.10	.12
Total other retail (b)	.14	.15
Total loans, excluding covered loans	.20	.23
Covered Loans	6.57	7.48
Total loans	.32%	.38%

90 days or more past due including nonperforming loans	September 30, 2015	December 31, 2014
Commercial	.25%	.19%
Commercial real estate	.39	.65
Residential mortgages (a)	1.73	2.07
Credit card	1.16	1.30
Other retail (b)	.47	.53
Total loans, excluding covered loans	.70	.83
Covered loans	6.80	7.74
Total loans	.81%	.97%

(a)	Delinquent loan ratios exclude $2.9 billion at September 30, 2015, and $3.1 billion at December 31, 2014, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 7.26 percent at September 30, 2015, and 8.02 percent at December 31, 2014.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..71 percent at September 30, 2015, and .84 percent at December 31, 2014.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $825 million ($510 million excluding covered loans) at September 30, 2015, compared with $945 million ($550 million excluding covered loans) at December 31, 2014. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.32 percent (0.20 percent excluding covered loans) at September 30, 2015, compared with 0.38 percent (0.23 percent excluding covered loans) at December 31, 2014.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Residential Mortgages (a)
30-89 days	$181	$221	.35%	.43%
90 days or more	171	204	.33	.40
Nonperforming	735	864	1.40	1.67
Total	$1,087	$1,289	2.08%	2.50%
Credit Card
30-89 days	$235	$229	1.27%	1.24%
90 days or more	204	210	1.10	1.13
Nonperforming	12	30	.06	.16
Total	$451	$469	2.43%	2.53%
Other Retail
Retail Leasing
30-89 days	$10	$11	.18%	.18%
90 days or more	1	1	.02	.02
Nonperforming	2	1	.04	.02
Total	$13	$13	.24%	.22%
Home Equity and Second Mortgages
30-89 days	$57	$85	.36%	.54%
90 days or more	41	42	.25	.26
Nonperforming	148	170	.91	1.07
Total	$246	$297	1.52%	1.87%
Other (b)
30-89 days	$135	$142	.46%	.51%
90 days or more	29	32	.10	.12
Nonperforming	21	16	.07	.06
Total	$185	$190	.63%	.69%

(a)	Excludes $337 million of loans 30-89 days past due and $2.9 billion of loans 90 days or more past due at September 30, 2015, purchased from GNMA mortgage pools that continue to accrue interest, compared with $431 million and $3.1 billion at December 31, 2014, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	September 30, 2015	December 31, 2014
Prime Borrowers
30-89 days	.29%	.33%
90 days or more	.30	.35
Nonperforming	1.18	1.42
Total	1.77%	2.10%
Sub-Prime Borrowers
30-89 days	3.42%	5.12%
90 days or more	2.61	3.41
Nonperforming	15.21	16.73
Total	21.24%	25.26%
Other Borrowers
30-89 days	1.34%	1.37%
90 days or more	1.04	1.13
Nonperforming	3.87	3.50
Total	6.25%	6.00%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	September 30, 2015	December 31, 2014
Prime Borrowers
30-89 days	.30%	.47%
90 days or more	.22	.24
Nonperforming	.82	.95
Total	1.34%	1.66%
Sub-Prime Borrowers
30-89 days	1.96%	3.36%
90 days or more	.98	1.26
Nonperforming	4.90	5.88
Total	7.84%	10.50%
Other Borrowers
30-89 days	1.37%	1.18%
90 days or more	.92	.40
Nonperforming	2.52	2.36
Total	4.81%	3.94%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
30-89 days	$61	$68	1.28%	1.28%
90 days or more	315	395	6.57	7.48
Nonperforming	11	14	.23	.27
Total	$387	$477	8.08%	9.03%

14	U.S. Bancorp

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2015, performing TDRs were $4.8 billion, compared with $5.1 billion at December 31, 2014. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2015 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$270	2.8%	1.1%	$110	(a)	$380
Commercial real estate	218	.1	5.5	74	(b)	292
Residential mortgages	1,903	3.5	3.2	484		2,387	(d)
Credit card	202	10.2	6.1	12	(c)	214
Other retail	153	5.1	4.3	66	(c)	219	(e)
TDRs, excluding GNMA and covered loans	2,746	3.7	3.4	746		3,492
Loans purchased from GNMA mortgage pools	2,000	5.8	63.7	–		2,000	(f)
Covered loans	31	2.9	7.8	4		35
Total	$4,777	4.6%	28.7%	$750		$5,527

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $313 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $84 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $110 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $18 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $478 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $606 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at September 30, 2015.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2015	December 31, 2014
Commercial
Commercial	$157	$99
Lease financing	12	13
Total commercial	169	112
Commercial Real Estate
Commercial mortgages	105	175
Construction and development	39	84
Total commercial real estate	144	259
Residential Mortgages (b)	735	864
Credit Card	12	30
Other Retail
Retail leasing	2	1
Home equity and second mortgages	148	170
Other	21	16
Total other retail	171	187
Total nonperforming loans, excluding covered loans	1,231	1,452
Covered Loans	11	14
Total nonperforming loans	1,242	1,466
Other Real Estate (c)(d)	276	288
Covered Other Real Estate (d)	31	37
Other Assets	18	17
Total nonperforming assets	$1,567	$1,808
Total nonperforming assets, excluding covered assets	$1,525	$1,757
Excluding covered assets
Accruing loans 90 days or more past due (b)	$510	$550
Nonperforming loans to total loans	.49%	.60%
Nonperforming assets to total loans plus other real estate (c)	.61%	.72%
Including covered assets
Accruing loans 90 days or more past due (b)	$825	$945
Nonperforming loans to total loans	.49%	.59%
Nonperforming assets to total loans plus other real estate (c)	.61%	.73%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2014	$431	$1,326	$51	$1,808
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	290	362	18	670
Advances on loans	37	–	–	37
Total additions	327	362	18	707
Reductions in nonperforming assets
Paydowns, payoffs	(210)	(197)	(6)	(413)
Net sales	(37)	(93)	(20)	(150)
Return to performing status	(5)	(142)	–	(147)
Charge-offs (e)	(152)	(85)	(1)	(238)
Total reductions	(404)	(517)	(27)	(948)
Net additions to (reductions in) nonperforming assets	(77)	(155)	(9)	(241)
Balance September 30, 2015	$354	$1,171	$42	$1,567

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.9 billion and $3.1 billion at September 30, 2015, and December 31, 2014, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $648 million and $641 million at September 30, 2015, and December 31, 2014, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

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

At September 30, 2015, total nonperforming assets were $1.6 billion, compared with $1.8 billion at December 31, 2014. The $241 million (13.3 percent) decrease in nonperforming assets was primarily driven by reductions in commercial real estate loans, residential mortgages and home equity and second mortgage balances, as economic conditions continued to slowly improve. Nonperforming covered assets at September 30, 2015, were $42 million, compared with $51 million at December 31, 2014. The ratio of total nonperforming assets to total loans and other real estate was 0.61 percent at September 30, 2015, compared with 0.73 percent at December 31, 2014.

Other real estate owned, excluding covered assets, was $276 million at September 30, 2015, compared with $288 million at December 31, 2014, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of other real estate owned, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Residential
Minnesota	$19	$16	.30%	.26%
Florida	18	17	1.18	1.06
Illinois	17	16	.40	.37
Ohio	15	13	.49	.42
Wisconsin	12	10	.54	.44
All other states	159	161	.31	.32
Total residential	240	233	.35	.35
Commercial
California	12	11	.06	.05
Illinois	7	12	.11	.19
Indiana	3	3	.20	.20
South Carolina	2	2	.46	.44
Virginia	1	3	.06	.18
All other states	11	24	.01	.03
Total commercial	36	55	.03	.04
Total	$276	$288	.11%	.12%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $292 million for the third quarter and $867 million for the first nine months of 2015, compared with $336 million and $1.0 billion for the same periods of 2014. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2015 was 0.46 percent and 0.47 percent, respectively, compared with

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial
Commercial	.34%	.29%	.25%	.27%
Lease financing	.23	.46	.23	.29
Total commercial	.33	.30	.25	.27
Commercial Real Estate
Commercial mortgages	–	.01	.01	(.03)
Construction and development	(.43)	.13	(.42)	.05
Total commercial real estate	(.10)	.04	(.09)	(.01)
Residential Mortgages	.19	.32	.24	.40
Credit Card	3.38	3.53	3.64	3.80
Other Retail
Retail leasing	.14	–	.09	.02
Home equity and second mortgages	.17	.61	.27	.67
Other	.65	.72	.62	.70
Total other retail	.44	.59	.44	.61
Total loans, excluding covered loans	.47	.56	.48	.59
Covered Loans	–	.05	–	.14
Total loans	.46%	.55%	.47%	.57%

18	U.S. Bancorp

0.55 percent and 0.57 percent for the same periods of 2014. The year-over-year decreases in total net charge-offs reflected the improvement in economic conditions.

Commercial and commercial real estate loan net charge-offs for the third quarter of 2015 were $60 million (0.19 percent of average loans outstanding on an annualized basis), compared with $62 million (0.21 percent of average loans outstanding on an annualized basis) for the third quarter of 2014. Commercial and commercial real estate loan net charge-offs for the first nine months of 2015 were $128 million (0.14 percent of average loans outstanding on an annualized basis), compared with $146 million (0.17 percent of average loans outstanding on an annualized basis) for the first nine months of 2014.

Residential mortgage loan net charge-offs for the third quarter of 2015 were $25 million (0.19 percent of average loans outstanding on an annualized basis), compared with $42 million (0.32 percent of average loans outstanding on an annualized basis) for the third quarter of 2014. Residential mortgage loan net charge-offs for the first nine months of 2015 were $93 million (0.24 percent of average loans outstanding on an annualized basis), compared with $156 million (0.40 percent of average loans outstanding on an annualized basis) for the first nine months of 2014. Credit card loan net charge-offs for the third quarter of 2015 were $153 million (3.38 percent of average loans outstanding on an annualized basis), compared with $158 million (3.53 percent of average loans outstanding on an annualized basis) for the third quarter of 2014. Credit card loan net charge-offs for the first nine months of 2015 were $485 million (3.64 percent of average loans outstanding on an annualized basis), compared with $498 million (3.80 percent of average loans outstanding on an annualized basis) for the first nine months of 2014. Other retail loan net charge-offs for the third quarter of 2015 were $54 million (0.44 percent of average loans outstanding on an annualized basis), compared with $73 million (0.59 percent of average loans outstanding on an annualized basis) for the third quarter of 2014. Other retail loan net charge-offs for the first nine months of 2015 were $161 million (0.44 percent of average loans outstanding on an annualized basis), compared with $218 million (0.61 percent of average loans outstanding on an annualized basis) for the first nine months of 2014. The decrease in total residential mortgage, credit card and other retail loan net charge-offs reflected the improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Residential Mortgages
Prime borrowers	$45,108	$44,247	.13%	.26%	$44,501	$43,844	.17%	.32%
Sub-prime borrowers	1,124	1,284	2.82	3.40	1,164	1,322	2.99	4.35
Other borrowers	689	845	1.15	.94	739	873	1.09	.92
Loans purchased from GNMA mortgage pools (a)	4,910	5,618	–	–	5,054	5,760	.08	.07
Total	$51,831	$51,994	.19%	.32%	$51,458	$51,799	.24%	.40%
Home Equity and Second Mortgages
Prime borrowers	$15,428	$14,949	.13%	.50%	$15,286	$14,703	.22%	.58%
Sub-prime borrowers	207	255	1.92	6.22	219	269	2.44	5.46
Other borrowers	448	500	.89	.79	475	495	.84	.81
Total	$16,083	$15,704	.17%	.61%	$15,980	$15,467	.27%	.67%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U.S. Bancorp	19

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2015, the Company serviced the first lien on 39 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $296 million or 1.8 percent of the total home equity portfolio at September 30, 2015, represented junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 0.7 percent for the twelve months ended September 30, 2015), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that

20	U.S. Bancorp

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

At September 30, 2015, the allowance for credit losses was $4.3 billion (1.69 percent of period-end loans), compared with $4.4 billion (1.77 percent of period-end loans) at December 31, 2014. The ratio of the allowance for credit losses to nonperforming loans was 347 percent at September 30, 2015, compared with 298 percent at December 31, 2014. The ratio of the allowance for credit losses to annualized loan net charge-offs was 372 percent at September 30, 2015, compared with 328 percent of full year 2014 net charge-offs at December 31, 2014, reflecting the impact of improving economic conditions over the past year.

U.S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$4,326	$4,449	$4,375	$4,537
Charge-Offs
Commercial
Commercial	85	71	212	197
Lease financing	6	9	18	22
Total commercial	91	80	230	219
Commercial real estate
Commercial mortgages	2	5	15	15
Construction and development	–	5	1	12
Total commercial real estate	2	10	16	27
Residential mortgages	31	48	113	171
Credit card	171	174	543	546
Other retail
Retail leasing	3	1	6	4
Home equity and second mortgages	16	31	57	98
Other	58	64	170	189
Total other retail	77	96	233	291
Covered loans (a)	–	2	–	10
Total charge-offs	372	410	1,135	1,264
Recoveries
Commercial
Commercial	17	19	65	59
Lease financing	3	3	9	11
Total commercial	20	22	74	70
Commercial real estate
Commercial mortgages	2	4	12	21
Construction and development	11	2	32	9
Total commercial real estate	13	6	44	30
Residential mortgages	6	6	20	15
Credit card	18	16	58	48
Other retail
Retail leasing	1	1	2	3
Home equity and second mortgages	9	7	25	20
Other	13	15	45	50
Total other retail	23	23	72	73
Covered loans (a)	–	1	–	2
Total recoveries	80	74	268	238
Net Charge-Offs
Commercial
Commercial	68	52	147	138
Lease financing	3	6	9	11
Total commercial	71	58	156	149
Commercial real estate
Commercial mortgages	–	1	3	(6)
Construction and development	(11)	3	(31)	3
Total commercial real estate	(11)	4	(28)	(3)
Residential mortgages	25	42	93	156
Credit card	153	158	485	498
Other retail
Retail leasing	2	–	4	1
Home equity and second mortgages	7	24	32	78
Other	45	49	125	139
Total other retail	54	73	161	218
Covered loans (a)	–	1	–	8
Total net charge-offs	292	336	867	1,026
Provision for credit losses	282	311	827	941
Other changes (b)	(10)	(10)	(29)	(38)
Balance at end of period (c)	$4,306	$4,414	$4,306	$4,414
Components
Allowance for loan losses	$3,965	$4,065
Liability for unfunded credit commitments	341	349
Total allowance for credit losses	$4,306	$4,414
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.71%	1.81%
Nonperforming loans, excluding covered loans	347	291
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	245	214
Nonperforming assets, excluding covered assets	280	245
Annualized net charge-offs, excluding covered loans	368	324
Period-end loans	1.69%	1.80%
Nonperforming loans	347	282
Nonperforming and accruing loans 90 days or more past due	208	175
Nonperforming assets	275	230
Annualized net charge-offs	372	331

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At September 30, 2015 and 2014, $1.6 billion and $1.7 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2015, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2014. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2015, and December 31, 2014, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 6.4 percent decrease in the market value of equity at September 30, 2015, compared with a 6.7 percent decrease at December 31, 2014. A 200 bps

Table 9	Sensitivity of Net Interest Income

	September 30, 2015				December 31, 2014
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.72%	*	2.39%	*	1.38%	*	1.68%

*	Given the current level of interest rates, a downward rate scenario can not be computed.

U.S. Bancorp	23

decrease, where possible given current rates, would have resulted in a 7.2 percent decrease in the market value of equity at September 30, 2015, compared with a 7.1 percent decrease at December 31, 2014. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2015, the Company had $6.8 billion of forward commitments to sell, hedging $3.0 billion of mortgage loans held for sale and $4.9 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the mortgage loans held for sale.

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

24	U.S. Bancorp

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2015	2014
Average	$1	$1
High	2	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the nine months ended September 30, 2015 and 2014. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2015	2014
Average	$4	$4
High	8	8
Low	2	2
Period-end	3	5

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

The average, high and low one-day VaR amounts for the residential mortgage loans held for sale and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2015	2014
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$6	$3
High	8	8
Low	4	2

The Company did not experience any actual losses on its residential mortgage loans held for sale and MSRs activities, including their related hedges, that exceeded VaR during the nine months ended September 30, 2015 and 2014.

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

The Company’s Board of Directors approves the Company’s liquidity policy. The Risk Management

U.S. Bancorp	25

Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves the contingency funding plan. The ALCO reviews the Company’s liquidity policy and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At September 30, 2015, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $90.4 billion, compared with $86.9 billion at December 31, 2014. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2015, the Company could have borrowed an additional $78.2 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $295.3 billion at September 30, 2015, compared with $282.7 billion at December 31, 2014. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $32.5 billion at September 30, 2015, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $26.9 billion at September 30, 2015, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At September 30, 2015, parent company long-term debt outstanding was $11.5 billion, compared with $13.2 billion at December 31, 2014. The decrease was primarily due to the maturity of $1.7 billion of medium-term notes. As of September 30, 2015, there was no parent company debt scheduled to mature in the remainder of 2015.

During 2014, U.S. banking regulators approved a final regulatory Liquidity Coverage Ratio (“LCR”), requiring banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. The LCR requirement became effective for the Company January 1, 2015, subject to certain transition provisions over the following two years to full implementation by January 1, 2017. At September 30, 2015, the Company was compliant with the fully implemented LCR requirement based on its interpretation of the final U.S. LCR rule.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At September 30, 2015, the Company had investments in perpetual preferred stock issued by European banks with an amortized cost totaling $22 million and unrealized losses totaling $2 million, compared with an amortized cost totaling $66 million and unrealized losses totaling $2 million, at December 31, 2014. The Company also transacts with various European banks as counterparties to interest rate and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries currently experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At September 30, 2015, the Company was in a net receivable position with five banks in Europe, totaling $3 million. The Company was in a net payable position to each of the other European banks.

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2015	December 31, 2014
Basel III transitional standardized approach:
Common equity tier 1 capital	$32,124	$30,856
Tier 1 capital	37,197	36,020
Total risk-based capital	44,015	43,208
Risk-weighted assets	336,227	317,398
Common equity tier 1 capital as a percent of risk-weighted assets	9.6%	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.3
Total risk-based capital as a percent of risk-weighted assets	13.1	13.6
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.3	9.3
Basel III transitional advanced approaches:
Common equity tier 1 capital	$32,124	$30,856
Tier 1 capital	37,197	36,020
Total risk-based capital	41,021	40,475
Risk-weighted assets	248,048	248,596
Common equity tier 1 capital as a percent of risk-weighted assets	13.0%	12.4%
Tier 1 capital as a percent of risk-weighted assets	15.0	14.5
Total risk-based capital as a percent of risk-weighted assets	16.5	16.3

The Company has not bought or sold credit protection on the debt of any European country or any company domiciled in Europe, nor does it provide retail lending services in Europe. While the Company does not offer commercial lending services in Europe, it does provide financing to domestic multinational corporations that generate revenue from customers in European countries and provides a limited number of corporate credit cards in Europe to existing Company customers. While further deterioration in economic conditions in Europe could have a negative impact on these customers’ revenues, it is unlikely that any effect on the overall credit-worthiness of these multinational corporations would be material to the Company.

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2015, the Company had an aggregate amount on deposit with European banks of approximately $1.0 billion, predominately with the Central Bank of Ireland.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $434 million at September 30, 2015 guaranteed by the country of Germany. Other than investments in banks in the countries of the Netherlands, France and Germany, those funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2015 and December 31, 2014. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

U.S. Bancorp	27

During 2014, U.S. banking regulators approved a final regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. At September 30, 2015, the Company’s SLR exceeds the applicable minimum SLR requirement effective January 1, 2018.

Total U.S. Bancorp shareholders’ equity was $45.1 billion at September 30, 2015, compared with $43.5 billion at December 31, 2014. The increase was primarily the result of corporate earnings, partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.7 percent and 9.3 percent, respectively, at September 30, 2015, compared with 7.5 percent and 9.3 percent, respectively, at December 31, 2014. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.2 percent at September 30, 2015, compared with 9.0 percent at December 31, 2014. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 12.4 percent at September 30, 2015, compared with 11.8 percent at December 31, 2014. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

On March 11, 2015, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.022 billion of its common stock, from April 1, 2015 through June 30, 2016.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2015:

Period (Dollars in Millions, Except Per Share Data)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July	7,568,242		$45.46	7,568,242	$2,054
August	6,308,097	(b)	43.48	6,208,097	1,784
September	1,867,190	(c)	41.16	1,792,190	1,710
Total	15,743,529	(d)	$44.16	15,568,529	$1,710

(a)	All shares were purchased under the stock repurchase program announced on March 11, 2015.
(b)	Includes 100,000 shares of common stock purchased, at an average price per share of $40.73, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan (the “401(k) Plan”).
(c)	Includes 75,000 shares of common stock purchased, at an average price per share of $41.33, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.
(d)	Includes 175,000 shares of common stock purchased, at an average price per share of $40.99, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $210 million of the Company’s net income in the third quarter and $666 million in the first nine months of 2015, or decreases of $48 million (18.6 percent) and $147 million (18.1 percent), respectively, compared with the same periods of 2014. The decreases were primarily driven by higher noninterest expense and provision for credit losses year-over-year.

Net revenue increased $2 million (0.3 percent) in the third quarter and decreased $53 million (2.4 percent) in the first nine months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, increased $12 million (2.4 percent) in the third quarter and $11 million (0.7 percent) in the first nine months of 2015, compared with the same periods of 2014. The increases were primarily driven by higher average loans and deposits, offset by lower rates and fees on loans. Noninterest income decreased $10 million (4.3 percent) in the third quarter and $64 million (8.8 percent) in the first nine months of 2015, compared with the same periods of 2014, driven by higher loan-related charges, partially offset by higher loan syndication and bond underwriting fees, as well as higher wholesale transaction activity.

Noninterest expense increased $28 million (9.2 percent) in the third quarter and $60 million (6.5 percent) in the first nine months of 2015, compared with the same periods of 2014, primarily due to higher compensation expense due to higher variable compensation and merit increases, higher benefits expense due to increased pension costs, as well as higher net shared services expense and increases in the FDIC insurance assessment allocation based on the level of commitments. The provision for credit losses increased $49 million in the third quarter and $118 million in the first nine months of 2015, compared with the same periods of 2014. The increases were due to unfavorable changes in the reserve allocation and higher net charge-offs. Nonperforming assets were $174 million at September 30, 2015, $118 million at June 30, 2015, and $252 million at September 30, 2014. Nonperforming assets as a percentage of period-end loans were 0.20 percent at September 30, 2015, 0.14 percent at June 30, 2015, and 0.32 percent at September 30, 2014. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking and indirect lending (collectively, the retail banking division), as well as mortgage banking. Consumer and Small Business Banking contributed $310 million of the Company’s net income in the third quarter and $980 million in the first nine months of 2015, or decreases of $65 million (17.3 percent) and $134 million (12.0 percent), respectively, compared with the same periods of 2014. The decreases were due to lower net revenue and higher noninterest expense, partially offset by decreases in the provision for credit losses. Within Consumer and Small Business Banking, the retail banking division contributed $222 million of the total net income in the third quarter and $715 million in the first nine months of 2015, or decreases of $11 million (4.7 percent) and $8

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended September 30, (Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$516	$504	2.4%	$1,161	$1,174	(1.1)%
Noninterest income	223	233	(4.3)	634	668	(5.1)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	739	737	.3	1,795	1,842	(2.6)
Noninterest expense	330	302	9.3	1,264	1,162	8.8
Other intangibles	1	1	–	10	12	(16.7)
Total noninterest expense	331	303	9.2	1,274	1,174	8.5
Income before provision and income taxes	408	434	(6.0)	521	668	(22.0)
Provision for credit losses	78	29	*	33	79	(58.2)
Income before income taxes	330	405	(18.5)	488	589	(17.1)
Income taxes and taxable-equivalent adjustment	120	147	(18.4)	178	214	(16.8)
Net income	210	258	(18.6)	310	375	(17.3)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$210	$258	(18.6)	$310	$375	(17.3)
Average Balance Sheet
Commercial	$64,769	$58,913	9.9%	$10,221	$9,437	8.3%
Commercial real estate	19,541	18,674	4.6	18,901	18,888	.1
Residential mortgages	8	11	(27.3)	49,924	50,536	(1.2)
Credit card	–	–	–	–	–	–
Other retail	2	4	(50.0)	46,717	46,591	.3
Total loans, excluding covered loans	84,320	77,602	8.7	125,763	125,452	.2
Covered loans	–	174	*	4,839	5,689	(14.9)
Total loans	84,320	77,776	8.4	130,602	131,141	(.4)
Goodwill	1,647	1,648	(.1)	3,682	3,680	.1
Other intangible assets	20	21	(4.8)	2,661	2,664	(.1)
Assets	92,501	84,883	9.0	148,519	145,578	2.0
Noninterest-bearing deposits	36,587	32,307	13.2	26,834	24,668	8.8
Interest checking	7,518	11,228	(33.0)	40,033	36,871	8.6
Savings products	28,807	18,733	53.8	54,257	51,182	6.0
Time deposits	13,826	17,954	(23.0)	15,440	17,816	(13.3)
Total deposits	86,738	80,222	8.1	136,564	130,537	4.6
Total U.S. Bancorp shareholders’ equity	8,440	7,591	11.2	10,690	11,504	(7.1)

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Nine Months Ended September 30, (Dollars in Millions)	2015	2014	Percent Change	2015	2014	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,520	$1,509	.7%	$3,447	$3,550	(2.9)%
Noninterest income	667	731	(8.8)	1,887	1,966	(4.0)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	2,187	2,240	(2.4)	5,334	5,516	(3.3)
Noninterest expense	986	926	6.5	3,666	3,405	7.7
Other intangibles	3	3	–	30	28	7.1
Total noninterest expense	989	929	6.5	3,696	3,433	7.7
Income before provision and income taxes	1,198	1,311	(8.6)	1,638	2,083	(21.4)
Provision for credit losses	152	34	*	96	332	(71.1)
Income before income taxes	1,046	1,277	(18.1)	1,542	1,751	(11.9)
Income taxes and taxable-equivalent adjustment	380	464	(18.1)	562	637	(11.8)
Net income	666	813	(18.1)	980	1,114	(12.0)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$666	$813	(18.1)	$980	$1,114	(12.0)
Average Balance Sheet
Commercial	$63,609	$56,896	11.8%	$10,060	$8,901	13.0%
Commercial real estate	19,416	18,360	5.8	19,003	18,758	1.3
Residential mortgages	8	12	(33.3)	49,678	50,436	(1.5)
Credit card	–	–	–	–	–	–
Other retail	3	4	(25.0)	46,301	45,960	.7
Total loans, excluding covered loans	83,036	75,272	10.3	125,042	124,055	.8
Covered loans	–	205	*	5,006	5,872	(14.7)
Total loans	83,036	75,477	10.0	130,048	129,927	.1
Goodwill	1,647	1,620	1.7	3,682	3,577	2.9
Other intangible assets	21	21	–	2,573	2,698	(4.6)
Assets	91,562	82,599	10.9	147,507	143,308	2.9
Noninterest-bearing deposits	35,425	31,710	11.7	25,835	23,191	11.4
Interest checking	7,555	10,997	(31.3)	39,699	35,826	10.8
Savings products	27,151	17,587	54.4	53,463	49,461	8.1
Time deposits	15,465	18,210	(15.1)	16,131	18,078	(10.8)
Total deposits	85,596	78,504	9.0	135,128	126,556	6.8
Total U.S. Bancorp shareholders’ equity	8,203	7,478	9.7	11,007	11,480	(4.1)

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change

$98	$96	2.1%	$484	$444	9.0%	$562	$530	6.0%	$2,821	$2,748	2.7%
366	353	3.7	874	842	3.8	230	149	54.4	2,327	2,245	3.7
–	–	–	–	–	–	(1)	(3)	66.7	(1)	(3)	66.7
464	449	3.3	1,358	1,286	5.6	791	676	17.0	5,147	4,990	3.1
355	335	6.0	630	571	10.3	154	193	(20.2)	2,733	2,563	6.6
7	8	(12.5)	24	30	(20.0)	–	–	–	42	51	(17.6)
362	343	5.5	654	601	8.8	154	193	(20.2)	2,775	2,614	6.2
102	106	(3.8)	704	685	2.8	637	483	31.9	2,372	2,376	(.2)
1	6	(83.3)	180	190	(5.3)	(10)	7	*	282	311	(9.3)
101	100	1.0	524	495	5.9	647	476	35.9	2,090	2,065	1.2
37	36	2.8	191	180	6.1	61	2	*	587	579	1.4
64	64	–	333	315	5.7	586	474	23.6	1,503	1,486	1.1
–	–	–	(8)	(9)	11.1	(6)	(6)	–	(14)	(15)	6.7
$64	$64	–	$325	$306	6.2	$580	$468	23.9	$1,489	$1,471	1.2

$2,211	$1,972	12.1%	$7,239	$6,681	8.4%	$264	$342	(22.8)%	$84,704	$77,345	9.5%
572	595	(3.9)	–	–	–	3,302	2,682	23.1	42,316	40,839	3.6
1,887	1,438	31.2	–	–	–	12	9	33.3	51,831	51,994	(.3)
–	–	–	17,944	17,753	1.1	–	–	–	17,944	17,753	1.1
1,544	1,439	7.3	586	664	(11.7)	–	–	–	48,849	48,698	.3
6,214	5,444	14.1	25,769	25,098	2.7	3,578	3,033	18.0	245,644	236,629	3.8
1	4	(75.0)	–	5	*	52	1,366	(96.2)	4,892	7,238	(32.4)
6,215	5,448	14.1	25,769	25,103	2.7	3,630	4,399	(17.5)	250,536	243,867	2.7
1,567	1,572	(.3)	2,475	2,517	(1.7)	–	–	–	9,371	9,417	(.5)
123	155	(20.6)	381	483	(21.1)	–	–	–	3,185	3,323	(4.2)
9,053	8,691	4.2	31,584	31,405	.6	128,782	115,266	11.7	410,439	385,823	6.4
14,997	14,947	.3	851	702	21.2	1,671	1,502	11.3	80,940	74,126	9.2
8,688	5,743	51.3	618	573	7.9	31	39	(20.5)	56,888	54,454	4.5
34,182	30,436	12.3	92	81	13.6	480	433	10.9	117,818	100,865	16.8
3,775	3,940	(4.2)	–	–	–	1,005	1,853	(45.8)	34,046	41,563	(18.1)
61,642	55,066	11.9	1,561	1,356	15.1	3,187	3,827	(16.7)	289,692	271,008	6.9
2,304	2,268	1.6	5,829	5,690	2.4	17,604	16,079	9.5	44,867	43,132	4.0

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change	2015	2014	Percent Change

$276	$288	(4.2)%	$1,410	$1,278	10.3%	$1,690	$1,573	7.4%	$8,343	$8,198	1.8%
1,094	1,039	5.3	2,501	2,449	2.1	604	607	(.5)	6,753	6,792	(.6)
–	–	–	–	–	–	(1)	2	*	(1)	2	*
1,370	1,327	3.2	3,911	3,727	4.9	2,293	2,182	5.1	15,095	14,992	.7
1,055	1,000	5.5	1,876	1,712	9.6	411	720	(42.9)	7,994	7,763	3.0
21	25	(16.0)	74	92	(19.6)	–	–	–	128	148	(13.5)
1,076	1,025	5.0	1,950	1,804	8.1	411	720	(42.9)	8,122	7,911	2.7
294	302	(2.6)	1,961	1,923	2.0	1,882	1,462	28.7	6,973	7,081	(1.5)
–	8	*	585	573	2.1	(6)	(6)	–	827	941	(12.1)
294	294	–	1,376	1,350	1.9	1,888	1,468	28.6	6,146	6,140	.1
107	106	.9	501	492	1.8	152	34	*	1,702	1,733	(1.8)
187	188	(.5)	875	858	2.0	1,736	1,434	21.1	4,444	4,407	.8
–	–	–	(24)	(27)	11.1	(17)	(17)	–	(41)	(44)	6.8
$187	$188	(.5)	$851	$831	2.4	$1,719	$1,417	21.3	$4,403	$4,363	.9

$2,253	$1,914	17.7%	$6,975	$6,403	8.9%	$270	$310	(12.9)%	$83,167	$74,424	11.7%
571	603	(5.3)	–	–	–	3,486	2,744	27.0	42,476	40,465	5.0
1,760	1,342	31.1	–	–	–	12	9	33.3	51,458	51,799	(.7)
–	–	–	17,794	17,516	1.6	–	–	–	17,794	17,516	1.6
1,502	1,454	3.3	605	680	(11.0)	–	–	–	48,411	48,098	.7
6,086	5,313	14.5	25,374	24,599	3.2	3,768	3,063	23.0	243,306	232,302	4.7
1	6	(83.3)	–	5	*	45	1,708	(97.4)	5,052	7,796	(35.2)
6,087	5,319	14.4	25,374	24,604	3.1	3,813	4,771	(20.1)	248,358	240,098	3.4
1,567	1,568	(.1)	2,476	2,519	(1.7)	–	–	–	9,372	9,284	.9
130	163	(20.2)	403	494	(18.4)	–	–	–	3,127	3,376	(7.4)
9,080	8,421	7.8	31,364	30,901	1.5	127,244	109,818	15.9	406,757	375,047	8.5
13,853	15,126	(8.4)	875	704	24.3	1,635	1,543	6.0	77,623	72,274	7.4
7,705	5,507	39.9	602	559	7.7	31	39	(20.5)	55,592	52,928	5.0
33,748	28,699	17.6	90	76	18.4	479	431	11.1	114,931	96,254	19.4
3,427	4,113	(16.7)	–	–	–	1,504	1,805	(16.7)	36,527	42,206	(13.5)
58,733	53,445	9.9	1,567	1,339	17.0	3,649	3,818	(4.4)	284,673	263,662	8.0
2,302	2,283	.8	5,809	5,675	2.4	17,168	15,582	10.2	44,489	42,498	4.7

U.S. Bancorp	31

million (1.1 percent), respectively, compared with the same periods of 2014, principally due to lower net revenue and increases in noninterest expense, partially offset by decreases in the provision for credit losses. Mortgage banking contributed $88 million of Consumer and Small Business Banking’s net income in the third quarter and $265 million in the first nine months of 2015, or decreases of $54 million (38.0 percent) and $126 million (32.2 percent), respectively, compared with the same periods of 2014, reflecting decreases in net revenue and increases in noninterest expense.

Net revenue decreased $47 million (2.6 percent) in the third quarter and $182 million (3.3 percent) in the first nine months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, decreased $13 million (1.1 percent) in the third quarter and $103 million (2.9 percent) in the first nine months of 2015, compared with the same periods of 2014. The decreases in net interest income were primarily due to lower rates on loans, partially offset by higher average loan, deposit and loans held for sale balances. The decrease for the first nine months of 2015 also reflected lower loan fees due to the wind down of the CAA product. Noninterest income decreased $34 million (5.1 percent) in the third quarter and $79 million (4.0 percent) in the first nine months of 2015, compared with the same periods of 2014, primarily the result of lower mortgage banking revenue. The decreases in mortgage banking revenue in the third quarter and first nine months of 2015, compared with the same periods of 2014, were primarily due to unfavorable changes in the valuation of MSRs, net of hedging activities, partially offset by increases in mortgage production revenue.

Noninterest expense increased $100 million (8.5 percent) in the third quarter and $263 million (7.7 percent) in the first nine months of 2015, compared with the same periods of 2014, primarily due to the third quarter 2015 allocation to the business line of a previously reserved legal matter and higher compensation, employee benefits and mortgage servicing-related expenses. The provision for credit losses decreased $46 million (58.2 percent) in the third quarter and $236 million (71.1 percent) in the first nine months of 2015, compared with the same periods of 2014. The decreases were due to lower net charge-offs and favorable changes in the reserve allocation. As a percentage of average loans outstanding on an annualized basis, net charge-offs decreased to 0.25 percent in the third quarter of 2015, compared with 0.35 percent in the third quarter of 2014. Nonperforming assets were $1.3 billion at September 30, 2015, $1.3 billion at June 30, 2015, and $1.4 billion at September 30, 2014. Nonperforming assets as a percentage of period-end loans were 0.96 percent at September 30, 2015, 1.03 percent at June 30, 2015 and 1.10 percent at September 30, 2014. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $64 million of the Company’s net income in the third quarter and $187 million in the first nine months of 2015. The business line’s contribution was essentially flat in the third quarter and first nine months of 2015, compared with the same periods of 2014, reflecting increases in net revenue and decreases in the provision for credit losses, offset by increases in noninterest expense.

Net revenue increased $15 million (3.3 percent) in the third quarter and $43 million (3.2 percent) in the first nine months of 2015, compared with the same periods of 2014. The increases were driven by higher noninterest income of $13 million (3.7 percent) in the third quarter and $55 million (5.3 percent) in the first nine months of 2015, compared with the same periods of 2014, reflecting the impact of account growth and improved market conditions. Net interest income, on a taxable-equivalent basis, increased $2 million (2.1 percent) in the third quarter principally due to higher average deposit balances and decreased $12 million (4.2 percent) in the first nine months of 2015 principally due to a decrease in the margin benefit from corporate trust deposit balances, compared with the same periods of 2014.

Noninterest expense increased $19 million (5.5 percent) in the third quarter and $51 million (5.0 percent) in the first nine months of 2015, compared with the same periods of 2014. The increases were primarily due to higher net shared services expense and higher compensation and employee benefits expenses primarily due to merit increases and increased pension costs, respectively.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $325 million of the Company’s net income in the third quarter and $851 million in the first nine months of 2015, or increases of

32	U.S. Bancorp

$19 million (6.2 percent) and $20 million (2.4 percent), respectively, compared with the same periods of 2014. The increases were primarily due to higher net revenue, offset by higher noninterest expense.

Net revenue increased $72 million (5.6 percent) in the third quarter and $184 million (4.9 percent) in the first nine months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, increased $40 million (9.0 percent) in the third quarter and $132 million (10.3 percent) in the first nine months of 2015, compared with the same periods of 2014, primarily driven by improved loan rates and higher average loan balances and fees. Noninterest income increased $32 million (3.8 percent) in the third quarter and $52 million (2.1 percent) in the first nine months of 2015, compared with the same periods of 2014, primarily due to increases in credit and debit card revenue on higher transaction volumes, along with higher merchant processing services revenue driven by increased transaction volumes and product fees and equipment sales to merchants related to new chip card technology requirements, partially offset by the impact of foreign currency rate changes.

Noninterest expense increased $53 million (8.8 percent) in the third quarter of 2015, compared with the third quarter of 2014, driven by higher net shared services, compensation and marketing expenses. Noninterest expense increased $146 million (8.1 percent) in the first nine months of 2015, compared with the same period of 2014, primarily due to a second quarter 2015 allocation to the business line of a previously reserved regulatory item, as well as higher net shared services and compensation expenses. The provision for credit losses decreased $10 million (5.3 percent) in the third quarter of 2015, compared with the third quarter of 2014, due to a favorable change in the reserve allocation and lower net charge-offs. The provision for credit losses increased $12 million (2.1 percent) in the first nine months of 2015, compared with the same period of 2014, primarily due to an unfavorable change in the reserve allocation, partially offset by lower net charge-offs. As a percentage of average loans outstanding, net charge-offs were 2.82 percent in the third quarter of 2015, compared with 2.94 percent in the third quarter of 2014.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, most covered commercial and commercial real estate loans and related other real estate owned, funding, capital management, interest rate risk management, income taxes not allocated to business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $580 million in the third quarter and $1.7 billion in the first nine months of 2015, compared with $468 million and $1.4 billion in the same periods of 2014, respectively.

Net revenue increased $115 million (17.0 percent) in the third quarter and $111 million (5.1 percent) in the first nine months of 2015, compared with the same periods of 2014. Net interest income, on a taxable-equivalent basis, increased $32 million (6.0 percent) in the third quarter and $117 million (7.4 percent) in the first nine months of 2015, compared with the same periods of 2014, principally due to growth in the investment portfolio. Noninterest income increased $83 million (56.8 percent) in the third quarter of 2015, compared with the third quarter of 2014, mainly due to the third quarter 2015 Visa sale, partially offset by the student loan market adjustment. Noninterest income decreased $6 million (1.0 percent) in the first nine months of 2015, compared with the first nine months of 2014, primarily due to lower other income from 2014 and 2015 Visa stock sales and the student loan market adjustment, offset by higher commercial products revenue.

Noninterest expense decreased $39 million (20.2 percent) in the third quarter and $309 million (42.9 percent) in the first nine months of 2015, compared with the same periods of 2014, principally due to a reduction of reserves for losses allocated to business lines and lower costs related to investments in tax-advantaged projects, partially offset by higher compensation expense, reflecting the impact of merit increases and staffing for risk and compliance activities, and higher employee benefits expense, reflecting higher pension costs. In addition, the decrease for the first nine months of 2015, compared with the same period of the prior year, was due to the second quarter 2014 FHA DOJ settlement and insurance recoveries in the current year. The provision for credit losses decreased $17 million in the third quarter of 2015, compared with the third quarter of 2014, due to lower net charge-offs and a favorable change in the reserve allocation.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

U.S. Bancorp	33

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2015	December 31, 2014
Total equity	$45,767	$44,168
Preferred stock	(4,756)	(4,756)
Noncontrolling interests	(692)	(689)
Goodwill (net of deferred tax liability) (1)	(8,324)	(8,403)
Intangible assets, other than mortgage servicing rights	(779)	(824)
Tangible common equity (a)	31,216	29,496

Tangible common equity (as calculated above)	31,216	29,496
Adjustments (2)	118	172
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	31,334	29,668

Total assets	415,943	402,529
Goodwill (net of deferred tax liability) (1)	(8,324)	(8,403)
Intangible assets, other than mortgage servicing rights	(779)	(824)
Tangible assets (c)	406,840	393,302

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	336,227	317,398
Adjustments (3)	3,532	11,110
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	339,759	328,508
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	248,048	248,596
Adjustments (4)	3,723	3,270
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	251,771	251,866
Ratios
Tangible common equity to tangible assets (a)/(c)	7.7%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.3
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.2	9.0
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	12.4	11.8

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.

34	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2014.

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

U.S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$10,450	$10,654
Investment securities
Held-to-maturity (fair value $45,051 and $45,140, respectively; including $788 and $526 at fair value pledged as collateral, respectively) (a)	44,690	44,974
Available-for-sale (including $320 and $330 pledged as collateral, respectively) (a)	60,396	56,069
Loans held for sale (including $4,429 and $4,774 of mortgage loans carried at fair value, respectively)	4,472	4,792
Loans
Commercial	85,539	80,377
Commercial real estate	42,478	42,795
Residential mortgages	52,349	51,619
Credit card	18,583	18,515
Other retail	51,051	49,264
Total loans, excluding covered loans	250,000	242,570
Covered loans	4,791	5,281
Total loans	254,791	247,851
Less allowance for loan losses	(3,965)	(4,039)
Net loans	250,826	243,812
Premises and equipment	2,515	2,618
Goodwill	9,368	9,389
Other intangible assets	3,176	3,162
Other assets (including $59 and $157 of trading securities at fair value pledged as collateral, respectively) (a)	30,050	27,059
Total assets	$415,943	$402,529
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$83,549	$77,323
Interest-bearing	185,861	177,452
Time deposits greater than $100,000 (b)	25,854	27,958
Total deposits	295,264	282,733
Short-term borrowings	26,915	29,893
Long-term debt	32,504	32,260
Other liabilities	15,493	13,475
Total liabilities	370,176	358,361
Shareholders’ equity
Preferred stock	4,756	4,756
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/15 and 12/31/14 — 2,125,725,742 shares	21	21
Capital surplus	8,362	8,313
Retained earnings	45,413	42,530
Less cost of common stock in treasury: 9/30/15 — 372,131,113 shares; 12/31/14 — 339,859,034 shares	(12,756)	(11,245)
Accumulated other comprehensive income (loss)	(721)	(896)
Total U.S. Bancorp shareholders’ equity	45,075	43,479
Noncontrolling interests	692	689
Total equity	45,767	44,168
Total liabilities and equity	$415,943	$402,529

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes domestic time deposit balances greater than $250,000 of $3.5 billion and $5.0 billion at September 30, 2015, and December 31, 2014, respectively.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2015	2014	2015	2014
Interest Income
Loans	$2,520	$2,518	$7,476	$7,572
Loans held for sale	60	36	166	87
Investment securities	502	476	1,502	1,378
Other interest income	35	27	102	89
Total interest income	3,117	3,057	9,246	9,126
Interest Expense
Deposits	113	115	344	348
Short-term borrowings	66	72	189	204
Long-term debt	170	178	531	543
Total interest expense	349	365	1,064	1,095
Net interest income	2,768	2,692	8,182	8,031
Provision for credit losses	282	311	827	941
Net interest income after provision for credit losses	2,486	2,381	7,355	7,090
Noninterest Income
Credit and debit card revenue	269	251	776	749
Corporate payment products revenue	190	195	538	550
Merchant processing services	400	387	1,154	1,127
ATM processing services	81	81	239	241
Trust and investment management fees	329	315	985	930
Deposit service charges	185	185	520	513
Treasury management fees	143	136	422	409
Commercial products revenue	231	209	645	635
Mortgage banking revenue	224	260	695	774
Investment products fees	46	49	141	142
Securities gains (losses), net
Realized gains (losses), net	–	–	–	8
Total other-than-temporary impairment	(1)	(3)	(1)	(5)
Portion of other-than-temporary impairment recognized in other comprehensive income	–	–	–	(1)
Total securities gains (losses), net	(1)	(3)	(1)	2
Other	229	177	638	722
Total noninterest income	2,326	2,242	6,752	6,794
Noninterest Expense
Compensation	1,225	1,132	3,600	3,372
Employee benefits	285	250	895	796
Net occupancy and equipment	251	249	745	739
Professional services	115	102	298	282
Marketing and business development	99	78	265	253
Technology and communications	222	219	657	644
Postage, printing and supplies	77	81	223	242
Other intangibles	42	51	128	148
Other	459	452	1,311	1,435
Total noninterest expense	2,775	2,614	8,122	7,911
Income before income taxes	2,037	2,009	5,985	5,973
Applicable income taxes	534	523	1,541	1,566
Net income	1,503	1,486	4,444	4,407
Net (income) loss attributable to noncontrolling interests	(14)	(15)	(41)	(44)
Net income attributable to U.S. Bancorp	$1,489	$1,471	$4,403	$4,363
Net income applicable to U.S. Bancorp common shareholders	$1,422	$1,405	$4,204	$4,163
Earnings per common share	$.81	$.78	$2.38	$2.30
Diluted earnings per common share	$.81	$.78	$2.36	$2.29
Dividends declared per common share	$.255	$.245	$.755	$.720
Average common shares outstanding	1,758	1,798	1,770	1,809
Average diluted common shares outstanding	1,766	1,807	1,778	1,819

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2015	2014	2015	2014
Net income	$1,503	$1,486	$4,444	$4,407
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	202	(21)	54	486
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	–	–	1
Changes in unrealized gains and losses on derivative hedges	(38)	16	(61)	(19)
Foreign currency translation	(28)	4	(3)	18
Reclassification to earnings of realized gains and losses	98	76	295	221
Income taxes related to other comprehensive income	(90)	(29)	(110)	(272)
Total other comprehensive income (loss)	144	46	175	435
Comprehensive income	1,647	1,532	4,619	4,842
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(15)	(41)	(44)
Comprehensive income attributable to U.S. Bancorp	$1,633	$1,517	$4,578	$4,798

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2013	1,825	$4,756	$21	$8,216	$38,667	$(9,476)	$(1,071)	$41,113	$694	$41,807
Net income (loss)					4,363			4,363	44	4,407
Other comprehensive income (loss)							435	435		435
Preferred stock dividends					(181)			(181)		(181)
Common stock dividends					(1,306)			(1,306)		(1,306)
Issuance of common and treasury stock	13			(10)		407		397		397
Purchase of treasury stock	(43)					(1,767)		(1,767)		(1,767)
Distributions to noncontrolling interests								–	(44)	(44)
Net other changes in noncontrolling interests								–	(6)	(6)
Stock option and restricted stock grants				87				87		87
Balance September 30, 2014	1,795	$4,756	$21	$8,293	$41,543	$(10,836)	$(636)	$43,141	$688	$43,829
Balance December 31, 2014	1,786	$4,756	$21	$8,313	$42,530	$(11,245)	$(896)	$43,479	$689	$44,168
Net income (loss)					4,403			4,403	41	4,444
Other comprehensive income (loss)							175	175		175
Preferred stock dividends					(182)			(182)		(182)
Common stock dividends					(1,338)			(1,338)		(1,338)
Issuance of common and treasury stock	10			(45)		319		274		274
Purchase of treasury stock	(42)					(1,830)		(1,830)		(1,830)
Distributions to noncontrolling interests								–	(41)	(41)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				94				94		94
Balance September 30, 2015	1,754	$4,756	$21	$8,362	$45,413	$(12,756)	$(721)	$45,075	$692	$45,767

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
Dollars in Millions (Unaudited)	2015	2014
Operating Activities
Net income attributable to U.S. Bancorp	$4,403	$4,363
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	827	941
Depreciation and amortization of premises and equipment	230	225
Amortization of intangibles	128	148
(Gain) loss on sale of loans held for sale	(753)	(565)
(Gain) loss on sale of securities and other assets	(319)	(383)
Loans originated for sale in the secondary market, net of repayments	(33,784)	(21,374)
Proceeds from sales of loans held for sale	34,343	21,160
Other, net	1,176	(49)
Net cash provided by operating activities	6,251	4,466
Investing Activities
Proceeds from sales of available-for-sale investment securities	282	401
Proceeds from maturities of held-to-maturity investment securities	8,238	7,215
Proceeds from maturities of available-for-sale investment securities	10,354	4,944
Purchases of held-to-maturity investment securities	(7,990)	(12,571)
Purchases of available-for-sale investment securities	(14,931)	(16,627)
Net increase in loans outstanding	(7,242)	(10,043)
Proceeds from sales of loans	1,372	1,165
Purchases of loans	(2,196)	(1,703)
Acquisitions, net of cash acquired	–	3,436
Other, net	(998)	411
Net cash used in investing activities	(13,111)	(23,372)
Financing Activities
Net increase in deposits	12,531	6,186
Net (decrease) increase in short-term borrowings	(2,978)	2,437
Proceeds from issuance of long-term debt	4,915	12,978
Principal payments or redemption of long-term debt	(4,782)	(2,196)
Proceeds from issuance of common stock	262	377
Repurchase of common stock	(1,781)	(1,704)
Cash dividends paid on preferred stock	(182)	(181)
Cash dividends paid on common stock	(1,329)	(1,285)
Net cash provided by financing activities	6,656	16,612
Change in cash and due from banks	(204)	(2,294)
Cash and due from banks at beginning of period	10,654	8,477
Cash and due from banks at end of period	$10,450	$6,183

See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, originally effective for the Company on January 1, 2017, related to revenue recognition from contracts with customers. In August 2015, the FASB delayed the effective date of this guidance by one year, resulting in it becoming effective for the Company on January 1, 2018.

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

U.S. Bancorp	41

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2015					December 31, 2014
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,937	$40	$–	$(2)	$2,975	$2,717	$15	$–	$(18)	$2,714
Mortgage-backed securities
Residential
Agency	41,704	403	–	(88)	42,019	42,204	335	–	(176)	42,363
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	7	–	–	7	–	7	–	–	7
Other	10	4	(1)	–	13	13	4	–	–	17
Obligations of state and political subdivisions	8	1	–	(1)	8	9	1	–	(1)	9
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	21	–	–	(2)	19	21	–	–	(1)	20
Total held-to-maturity	$44,690	$455	$(1)	$(93)	$45,051	$44,974	$362	$–	$(196)	$45,140
Available-for-sale (b)
U.S. Treasury and agencies	$2,835	$40	$–	$(1)	$2,874	$2,622	$14	$–	$(4)	$2,632
Mortgage-backed securities
Residential
Agency	49,446	582	–	(133)	49,895	44,668	593	–	(244)	45,017
Non-agency
Prime (c)	334	7	(2)	(1)	338	399	9	(2)	(1)	405
Non-prime (d)	231	21	(1)	–	251	261	20	(1)	–	280
Commercial agency	71	1	–	–	72	112	3	–	–	115
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	17	3	–	–	20	18	4	–	–	22
Other	588	12	–	(1)	599	607	13	–	(1)	619
Obligations of state and political subdivisions	5,121	187	–	(6)	5,302	5,604	265	–	(1)	5,868
Obligations of foreign governments	–	–	–	–	–	6	–	–	–	6
Corporate debt securities	677	1	–	(62)	616	690	3	–	(79)	614
Perpetual preferred securities	156	26	–	(11)	171	200	27	–	(10)	217
Other investments	228	30	–	–	258	245	29	–	–	274
Total available-for-sale	$59,704	$910	$(3)	$(215)	$60,396	$55,432	$980	$(3)	$(340)	$56,069

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.4 years at September 30, 2015, compared with 4.3 years at December 31, 2014. The corresponding weighted-average yields were 2.19 percent and 2.32 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at September 30, 2015 and December 31, 2014. The corresponding weighted-average yields were 1.86 percent and 1.92 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2015, refer to Table 4 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $13.5 billion at September 30, 2015, and $12.6 billion at December 31, 2014, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities delivered under these types of arrangements had a fair value of $1.1 billion at September 30, 2015, and $856 million at December 31, 2014.

42	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Taxable	$448	$419	$1,333	$1,203
Non-taxable	54	57	169	175
Total interest income from investment securities	$502	$476	$1,502	$1,378

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Realized gains	$–	$–	$1	$8
Realized losses	–	–	(1)	–
Net realized gains (losses)	$–	$–	$–	$8
Income tax (benefit) on net realized gains (losses)	$–	$–	$–	$3

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and nine months ended September 30, 2015 and 2014.

Changes in the credit losses on debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$91	$111	$101	$116
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	–	–	–	3
Total other-than-temporary impairment on debt securities	–	–	–	3
Other Changes in Credit Losses
Increases in expected cash flows	–	(2)	(2)	(4)
Realized losses (a)	(3)	(4)	(11)	(10)
Balance at end of period	$88	$105	$88	$105

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

U.S. Bancorp	43

At September 30, 2015, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2015:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$339	$(1)	$64	$(1)	$403	$(2)
Residential agency mortgage-backed securities	4,715	(22)	4,449	(66)	9,164	(88)
Other asset-backed securities	–	–	6	(1)	6	(1)
Obligations of state and political subdivisions	2	(1)	–	–	2	(1)
Other debt securities	–	–	20	(2)	20	(2)
Total held-to-maturity	$5,056	$(24)	$4,539	$(70)	$9,595	$(94)
Available-for-sale
U.S. Treasury and agencies	$202	$(1)	$8	$–	$210	$(1)
Residential mortgage-backed securities
Agency	6,276	(27)	6,589	(106)	12,865	(133)
Non-agency (a)
Prime (b)	64	–	75	(3)	139	(3)
Non-prime (c)	10	–	18	(1)	28	(1)
Other asset-backed securities	24	(1)	2	–	26	(1)
Obligations of state and political subdivisions	285	(6)	–	–	285	(6)
Corporate debt securities	–	–	432	(62)	432	(62)
Perpetual preferred securities	–	–	73	(11)	73	(11)
Other investments	1	–	–	–	1	–
Total available-for-sale	$6,862	$(35)	$7,197	$(183)	$14,059	$(218)

(a)	The Company had $4 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2015, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

44	U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2015		December 31, 2014
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$80,313	31.5%	$74,996	30.2%
Lease financing	5,226	2.1	5,381	2.2
Total commercial	85,539	33.6	80,377	32.4
Commercial Real Estate
Commercial mortgages	32,089	12.6	33,360	13.5
Construction and development	10,389	4.1	9,435	3.8
Total commercial real estate	42,478	16.7	42,795	17.3
Residential Mortgages
Residential mortgages	39,341	15.4	38,598	15.6
Home equity loans, first liens	13,008	5.1	13,021	5.2
Total residential mortgages	52,349	20.5	51,619	20.8
Credit Card	18,583	7.3	18,515	7.5
Other Retail
Retail leasing	5,387	2.1	5,871	2.4
Home equity and second mortgages	16,188	6.3	15,916	6.4
Revolving credit	3,334	1.3	3,309	1.3
Installment	6,949	2.7	6,242	2.5
Automobile	16,484	6.5	14,822	6.0
Student	2,709	1.1	3,104	1.3
Total other retail	51,051	20.0	49,264	19.9
Total loans, excluding covered loans	250,000	98.1	242,570	97.9
Covered Loans	4,791	1.9	5,281	2.1
Total loans	$254,791	100.0%	$247,851	100.0%

The Company had loans of $78.5 billion at September 30, 2015, and $79.8 billion at December 31, 2014, pledged at the Federal Home Loan Bank, and loans of $62.8 billion at September 30, 2015, and $61.8 billion at December 31, 2014, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $559 million at September 30, 2015, and $574 million at December 31, 2014. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$1,076	$1,487	$1,309	$1,655
Accretion	(91)	(105)	(289)	(336)
Disposals	(32)	(34)	(102)	(103)
Reclassifications from nonaccretable difference (a)	120	38	157	172
Other	1	–	(1)	(2)
Balance at end of period	$1,074	$1,386	$1,074	$1,386

(a)	Primarily relates to changes in expected credit performance.

U.S. Bancorp	45

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

46	U.S. Bancorp

liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2015
Balance at beginning of period	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326
Add
Provision for credit losses	114	(10)	(24)	156	46	282	–	282
Deduct
Loans charged off	91	2	31	171	77	372	–	372
Less recoveries of loans charged off	(20)	(13)	(6)	(18)	(23)	(80)	–	(80)
Net loans charged off	71	(11)	25	153	54	292	–	292
Other changes (a)	–	–	–	–	–	–	(10)	(10)
Balance at end of period	$1,223	$736	$688	$876	$744	$4,267	$39	$4,306
2014
Balance at beginning of period	$1,111	$725	$848	$874	$779	$4,337	$112	$4,449
Add
Provision for credit losses	83	(6)	(13)	162	84	310	1	311
Deduct
Loans charged off	80	10	48	174	96	408	2	410
Less recoveries of loans charged off	(22)	(6)	(6)	(16)	(23)	(73)	(1)	(74)
Net loans charged off	58	4	42	158	73	335	1	336
Other changes (a)	–	–	–	–	–	–	(10)	(10)
Balance at end of period	$1,136	$715	$793	$878	$790	$4,312	$102	$4,414

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Nine Months Ended September 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2015
Balance at beginning of period	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375
Add
Provision for credit losses	234	(18)	(6)	481	134	825	2	827
Deduct
Loans charged off	230	16	113	543	233	1,135	–	1,135
Less recoveries of loans charged off	(74)	(44)	(20)	(58)	(72)	(268)	–	(268)
Net loans charged off	156	(28)	93	485	161	867	–	867
Other changes (a)	(1)	–	–	–	–	(1)	(28)	(29)
Balance at end of period	$1,223	$736	$688	$876	$744	$4,267	$39	$4,306
2014
Balance at beginning of period	$1,075	$776	$875	$884	$781	$4,391	$146	$4,537
Add
Provision for credit losses	210	(64)	74	495	227	942	(1)	941
Deduct
Loans charged off	219	27	171	546	291	1,254	10	1,264
Less recoveries of loans charged off	(70)	(30)	(15)	(48)	(73)	(236)	(2)	(238)
Net loans charged off	149	(3)	156	498	218	1,018	8	1,026
Other changes (a)	–	–	–	(3)	–	(3)	(35)	(38)
Balance at end of period	$1,136	$715	$793	$878	$790	$4,312	$102	$4,414

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

U.S. Bancorp	47

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at September 30, 2015 Related to
Loans individually evaluated for impairment (a)	$8	$1	$–	$–	$–	$9	$–	$9
TDRs collectively evaluated for impairment	8	11	280	56	36	391	2	393
Other loans collectively evaluated for impairment	1,207	710	408	820	708	3,853	1	3,854
Loans acquired with deteriorated credit quality	–	14	–	–	–	14	36	50
Total allowance for credit losses	$1,223	$736	$688	$876	$744	$4,267	$39	$4,306
Allowance Balance at December 31, 2014 Related to
Loans individually evaluated for impairment (a)	$5	$4	$–	$–	$–	$9	$–	$9
TDRs collectively evaluated for impairment	12	12	319	61	41	445	4	449
Other loans collectively evaluated for impairment	1,129	678	468	819	730	3,824	1	3,825
Loans acquired with deteriorated credit quality	–	32	–	–	–	32	60	92
Total allowance for credit losses	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2015
Loans individually evaluated for impairment (a)	$267	$42	$13	$–	$–	$322	$–	$322
TDRs collectively evaluated for impairment	136	250	4,387	214	219	5,206	35	5,241
Other loans collectively evaluated for impairment	85,135	41,873	47,948	18,369	50,832	244,157	2,176	246,333
Loans acquired with deteriorated credit quality	1	313	1	–	–	315	2,580	2,895
Total loans	$85,539	$42,478	$52,349	$18,583	$51,051	$250,000	$4,791	$254,791
December 31, 2014
Loans individually evaluated for impairment (a)	$159	$128	$12	$–	$–	$299	$–	$299
TDRs collectively evaluated for impairment	124	393	4,653	240	237	5,647	34	5,681
Other loans collectively evaluated for impairment	80,093	41,744	46,953	18,275	49,027	236,092	2,463	238,555
Loans acquired with deteriorated credit quality	1	530	1	–	–	532	2,784	3,316
Total loans	$80,377	$42,795	$51,619	$18,515	$49,264	$242,570	$5,281	$247,851

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

48	U.S. Bancorp

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2015
Commercial	$85,119	$207	$44	$169	$85,539
Commercial real estate	42,252	62	20	144	42,478
Residential mortgages (a)	51,262	181	171	735	52,349
Credit card	18,132	235	204	12	18,583
Other retail	50,607	202	71	171	51,051
Total loans, excluding covered loans	247,372	887	510	1,231	250,000
Covered loans	4,404	61	315	11	4,791
Total loans	$251,776	$948	$825	$1,242	$254,791
December 31, 2014
Commercial	$79,977	$247	$41	$112	$80,377
Commercial real estate	42,406	110	20	259	42,795
Residential mortgages (a)	50,330	221	204	864	51,619
Credit card	18,046	229	210	30	18,515
Other retail	48,764	238	75	187	49,264
Total loans, excluding covered loans	239,523	1,045	550	1,452	242,570
Covered loans	4,804	68	395	14	5,281
Total loans	$244,327	$1,113	$945	$1,466	$247,851

(a)	At September 30, 2015, $337 million of loans 30–89 days past due and $2.9 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $431 million and $3.1 billion at December 31, 2014, respectively.

At September 30, 2015, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned, was $271 million ($240 million excluding covered assets), compared with $270 million ($233 million excluding covered assets) at December 31, 2014. This excludes $648 million and $641 million at September 30, 2015 and December 31, 2014, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2015 and December 31, 2014, was $2.8 billion and $2.9 billion, respectively, of which $2.0 billion and $2.1 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

U.S. Bancorp	49

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2015
Commercial (b)	$82,468	$1,803	$1,268	$3,071	$85,539
Commercial real estate	41,411	324	743	1,067	42,478
Residential mortgages (c)	51,375	7	967	974	52,349
Credit card	18,367	–	216	216	18,583
Other retail	50,749	5	297	302	51,051
Total loans, excluding covered loans	244,370	2,139	3,491	5,630	250,000
Covered loans	4,696	–	95	95	4,791
Total loans	$249,066	$2,139	$3,586	$5,725	$254,791
Total outstanding commitments	$523,370	$3,820	$4,229	$8,049	$531,419
December 31, 2014
Commercial (b)	$78,409	$1,204	$764	$1,968	$80,377
Commercial real estate	41,322	451	1,022	1,473	42,795
Residential mortgages (c)	50,479	5	1,135	1,140	51,619
Credit card	18,275	–	240	240	18,515
Other retail	48,932	20	312	332	49,264
Total loans, excluding covered loans	237,417	1,680	3,473	5,153	242,570
Covered loans	5,164	–	117	117	5,281
Total loans	$242,581	$1,680	$3,590	$5,270	$247,851
Total outstanding commitments	$501,535	$2,964	$4,179	$7,143	$508,678

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2015, $917 million of loans to customers in energy-related businesses had a special mention or classified rating, compared with $122 million at December 31, 2014.
(c)	At September 30, 2015, $2.9 billion of GNMA loans 90 days or more past due and $2.0 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $3.1 billion and $2.2 billion at December 31, 2014, respectively.

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

50	U.S. Bancorp

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2015
Commercial	$439	$1,002	$19	$100
Commercial real estate	362	921	16	2
Residential mortgages	2,638	3,345	239	–
Credit card	214	214	56	–
Other retail	324	523	39	4
Total impaired loans, excluding GNMA and covered loans	3,977	6,005	369	106
Loans purchased from GNMA mortgage pools	2,000	2,000	44	–
Covered loans	42	46	2	1
Total	$6,019	$8,051	$415	$107
December 31, 2014
Commercial	$329	$769	$21	$51
Commercial real estate	624	1,250	23	18
Residential mortgages	2,730	3,495	273	–
Credit card	240	240	61	–
Other retail	361	570	44	4
Total impaired loans, excluding GNMA and covered loans	4,284	6,324	422	73
Loans purchased from GNMA mortgage pools	2,244	2,244	50	–
Covered loans	43	55	4	1
Total	$6,571	$8,623	$476	$74

(a)	Substantially all loans classified as impaired at September 30, 2015 and December 31, 2014, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2015		2014
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$408	$3	$425	$4
Commercial real estate	388	3	541	4
Residential mortgages	2,669	31	2,740	33
Credit card	216	1	264	1
Other retail	329	3	373	5
Total impaired loans, excluding GNMA and covered loans	4,010	41	4,343	47
Loans purchased from GNMA mortgage pools	2,040	24	2,647	29
Covered loans	42	–	335	5
Total	$6,092	$65	$7,325	$81
Nine Months Ended September 30
Commercial	$351	$9	$430	$8
Commercial real estate	461	13	598	17
Residential mortgages	2,687	97	2,744	105
Credit card	224	4	281	7
Other retail	342	10	381	13
Total impaired loans, excluding GNMA and covered loans	4,065	133	4,434	150
Loans purchased from GNMA mortgage pools	2,120	74	2,691	95
Covered loans	42	–	389	15
Total	$6,227	$207	$7,514	$260

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

U.S. Bancorp	51

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2015			2014
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	381	$111	$102	448	$28	$26
Commercial real estate	35	24	23	27	14	13
Residential mortgages	381	48	47	525	71	70
Credit card	7,289	35	36	6,708	35	36
Other retail	690	19	19	810	18	18
Total loans, excluding GNMA and covered loans	8,776	237	227	8,518	166	163
Loans purchased from GNMA mortgage pools	1,986	244	245	2,273	278	278
Covered loans	4	1	1	18	3	3
Total loans	10,766	$482	$473	10,809	$447	$444
Nine Months Ended September 30
Commercial	1,170	$227	$223	1,633	$181	$169
Commercial real estate	89	64	62	54	33	28
Residential mortgages	1,820	234	232	1,732	232	231
Credit card	19,978	100	101	20,040	111	112
Other retail	1,974	42	42	2,246	52	52
Total loans, excluding GNMA and covered loans	25,031	667	660	25,705	609	592
Loans purchased from GNMA mortgage pools	5,960	732	731	7,198	816	803
Covered loans	13	4	4	38	14	13
Total loans	31,004	$1,403	$1,395	32,941	$1,439	$1,408

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2015, at September 30, 2015, 205 residential mortgages, 102 home equity and second mortgage loans and 1,726 loans purchased from GNMA mortgage pools with outstanding balances of $25 million, $9 million and $226 million, respectively, were in a trial period and have estimated post-modification balances of $31 million, $10 million and $230 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

52	U.S. Bancorp

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2015		2014
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	95	$1	161	$34
Commercial real estate	5	5	4	–
Residential mortgages	42	5	147	22
Credit card	1,576	7	1,665	9
Other retail	123	2	146	5
Total loans, excluding GNMA and covered loans	1,841	20	2,123	70
Loans purchased from GNMA mortgage pools	143	16	366	41
Covered loans	4	1	4	1
Total loans	1,988	$37	2,493	$112
Nine Months Ended September 30
Commercial	408	$20	456	$42
Commercial real estate	13	8	16	10
Residential mortgages	228	30	424	61
Credit card	4,597	22	4,586	25
Other retail	491	9	489	15
Total loans, excluding GNMA and covered loans	5,737	89	5,971	153
Loans purchased from GNMA mortgage pools	511	64	542	63
Covered loans	4	1	14	5
Total loans	6,252	$154	6,527	$221

In addition to the defaults in the table above, for the three and nine months ended September 30, 2015, the Company had a total of 402 and 1,556 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $55 million and $207 million, respectively, where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	September 30, 2015				December 31, 2014
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Residential mortgage loans	$2,580	$644	$–	$3,224	$2,784	$738	$–	$3,522
Other retail loans	–	486	–	486	–	584	–	584
Losses reimbursable by the FDIC (a)	–	–	696	696	–	–	717	717
Unamortized changes in FDIC asset (b)	–	–	385	385	–	–	458	458
Covered loans	2,580	1,130	1,081	4,791	2,784	1,322	1,175	5,281
Foreclosed real estate	–	–	31	31	–	–	37	37
Total covered assets	$2,580	$1,130	$1,112	$4,822	$2,784	$1,322	$1,212	$5,318

(a)	Relates to loss sharing agreements with remaining terms up to four years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

U.S. Bancorp	53

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

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $174 million and $189 million for the three months ended September 30, 2015 and 2014, respectively, and $512 million and $546 million for the nine months ended September 30, 2015 and 2014, respectively. The Company also recognized $340 million and $262 million of investment tax credits for the three months ended September 30, 2015 and 2014, respectively, and $624 million and $582 million for the nine months ended September 30, 2015 and 2014, respectively. The Company recognized $169 million and $187 million of expenses related to all of these investments for the three months ended September 30, 2015 and 2014, respectively, of which $67 million and $60 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $471 million and $517 million of expenses related to all of these investments for the nine months ended September 30, 2015 and 2014, respectively, of which $198 million and $190 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

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

54	U.S. Bancorp

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2015	December 31, 2014
Investment carrying amount	$5,056	$4,259
Unfunded capital and other commitments	2,396	1,743
Maximum exposure to loss	8,862	8,393

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $81 million at September 30, 2015, compared with $97 million at December 31, 2014. The maximum exposure to loss related to these VIEs was $96 million at September 30, 2015 and $105 million at December 31, 2014, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $52 million at September 30, 2015, compared with less than $1 million to $53 million at December 31, 2014.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2015, approximately $3.0 billion of the Company’s assets and $2.3 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $2.7 billion and $2.0 billion, respectively, at December 31, 2014. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2015, $32 million of the held- to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $35 million at December 31, 2014.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2015, $2.3 billion of available-for-sale investment securities and $2.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.9 billion of available-for-sale investment securities and $2.7 billion of short-term borrowings at December 31, 2014.

Note 6	Mortgage Servicing Rights

The Company serviced $229.3 billion of residential mortgage loans for others at September 30, 2015, and $225.0 billion at December 31, 2014, which included subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $12 million and $49 million for the three months ended September 30, 2015 and 2014, respectively, and net gains of $18 million and $200 million (of which $44 million related to excess servicing rights sold during the second quarter of 2014) for the nine months ended September 30, 2015 and 2014, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $182 million and $178 million for the three months ended September 30, 2015 and 2014, respectively, and $539 million and $551 million for the nine months ended September 30, 2015 and 2014, respectively.

U.S. Bancorp	55

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$2,481	$2,412	$2,338	$2,680
Rights purchased	7	1	22	3
Rights capitalized	182	109	491	264
Rights sold	–	–	–	(141)
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(168)	29	(127)	(129)
Due to revised assumptions or models (b)	7	15	9	71
Other changes in fair value (c)	(112)	(105)	(336)	(287)
Balance at end of period	$2,397	$2,461	$2,397	$2,461

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in market interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	September 30, 2015						December 31, 2014
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(585)	$(272)	$(129)	$108	$200	$375	$(540)	$(242)	$(114)	$100	$185	$346
Derivative instrument hedges	496	247	121	(108)	(203)	(368)	441	223	109	(102)	(197)	(375)
Net sensitivity	$(89)	$(25)	$(8)	$–	$(3)	$7	$(99)	$(19)	$(5)	$(2)	$(12)	$(29)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2015				December 31, 2014
(Dollars in Millions)	HFA	Government	Conventional (b)	Total	HFA	Government	Conventional (b)	Total
Servicing portfolio	$23,843	$40,362	$162,730	$226,935	$19,706	$40,471	$162,620	$222,797
Fair value	$265	$433	$1,699	$2,397	$213	$426	$1,699	$2,338
Value (bps) (a)	111	107	104	106	108	105	104	105
Weighted-average servicing fees (bps)	36	33	27	29	37	33	27	29
Multiple (value/servicing fees)	3.08	3.24	3.85	3.66	2.92	3.18	3.85	3.62
Weighted-average note rate	4.47%	4.09%	4.09%	4.13%	4.58%	4.18%	4.14%	4.19%
Weighted-average age (in years)	3.3	3.5	3.4	3.4	3.6	3.2	3.1	3.2
Weighted-average expected prepayment (constant prepayment rate)	12.7%	15.1%	11.4%	12.2%	12.8%	14.8%	11.4%	12.1%
Weighted-average expected life (in years)	6.1	5.4	6.3	6.1	6.2	5.5	6.5	6.3
Weighted-average discount rate	11.8%	11.2%	9.5%	10.0%	11.9%	11.2%	9.6%	10.1%

(a)	Value is calculated as fair value divided by the servicing portfolio.
(b)	Represents loans sold primarily to GSEs.

56	U.S. Bancorp

Note 7	Preferred Stock

At September 30, 2015 and December 31, 2014, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2015				December 31, 2014
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Total preferred stock (a)	159,910	$4,936	$180	$4,756	159,910	$4,936	$180	$4,756

(a)	The par value of all shares issued and outstanding at September 30, 2015 and December 31, 2014, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2015
Balance at beginning of period	$301	$43	$(125)	$(1,037)	$(47)	$(865)
Changes in unrealized gains and losses	202	–	(38)	–	–	164
Foreign currency translation adjustment (a)	–	–	–	–	(28)	(28)
Reclassification to earnings of realized gains and losses	1	(6)	48	55	–	98
Applicable income taxes	(78)	2	(4)	(21)	11	(90)
Balance at end of period	$426	$39	$(119)	$(1,003)	$(64)	$(721)

2014
Balance at beginning of period	$233	$60	$(225)	$(699)	$(51)	$(682)
Changes in unrealized gains and losses	(21)	–	16	–	–	(5)
Foreign currency translation adjustment (a)	–	–	–	–	4	4
Reclassification to earnings of realized gains and losses	3	(7)	45	35	–	76
Applicable income taxes	7	3	(23)	(14)	(2)	(29)
Balance at end of period	$222	$56	$(187)	$(678)	$(49)	$(636)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Nine Months Ended September 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2015
Balance at beginning of period	$392	$52	$(172)	$(1,106)	$(62)	$(896)
Changes in unrealized gains and losses	54	–	(61)	–	–	(7)
Foreign currency translation adjustment (a)	–	–	–	–	(3)	(3)
Reclassification to earnings of realized gains and losses	1	(20)	147	167	–	295
Applicable income taxes	(21)	7	(33)	(64)	1	(110)
Balance at end of period	$426	$39	$(119)	$(1,003)	$(64)	$(721)

2014
Balance at beginning of period	$(77)	$70	$(261)	$(743)	$(60)	$(1,071)
Changes in unrealized gains and losses	486	–	(19)	–	–	467
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment (a)	–	–	–	–	18	18
Reclassification to earnings of realized gains and losses	(2)	(23)	139	107	–	221
Applicable income taxes	(186)	9	(46)	(42)	(7)	(272)
Balance at end of period	$222	$56	$(187)	$(678)	$(49)	$(636)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	57

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings, is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$–	$–	$–	$8	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(1)	(3)	(1)	(6)
	(1)	(3)	(1)	2	Total before tax
	–	1	–	(1)	Applicable income taxes
	(1)	(2)	(1)	1	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	6	7	20	23	Interest income
	(2)	(3)	(7)	(9)	Applicable income taxes
	4	4	13	14	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(48)	(45)	(147)	(139)	Net interest income
	19	17	57	53	Applicable income taxes
	(29)	(28)	(90)	(86)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(55)	(35)	(167)	(107)	Employee benefits expense
	21	14	64	42	Applicable income taxes
	(34)	(21)	(103)	(65)	Net-of-tax
Total impact to net income	$(60)	$(47)	$(181)	$(136)

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2015	2014	2015	2014
Net income attributable to U.S. Bancorp	$1,489	$1,471	$4,403	$4,363
Preferred dividends	(62)	(60)	(182)	(181)
Earnings allocated to participating stock awards	(5)	(6)	(17)	(19)
Net income applicable to U.S. Bancorp common shareholders	$1,422	$1,405	$4,204	$4,163
Average common shares outstanding	1,758	1,798	1,770	1,809
Net effect of the exercise and assumed purchase of stock awards	8	9	8	10
Average diluted common shares outstanding	1,766	1,807	1,778	1,819
Earnings per common share	$.81	$.78	$2.38	$2.30
Diluted earnings per common share	$.81	$.78	$2.36	$2.29

Options outstanding at September 30, 2015, to purchase 1 million common shares were not included in the computation of diluted earnings per share for both the three months and nine months ended September 30, 2015, because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$47	$38	$–	$–	$141	$114	$–	$–
Interest cost	49	50	1	1	146	148	3	3
Expected return on plan assets	(56)	(51)	–	(1)	(167)	(155)	(1)	(1)
Prior service cost (credit) amortization	(2)	(2)	(1)	(1)	(4)	(4)	(2)	(3)
Actuarial loss (gain) amortization	59	39	(1)	(1)	176	118	(3)	(4)
Net periodic benefit cost	$97	$74	$(1)	$(2)	$292	$221	$(3)	$(5)

58	U.S. Bancorp

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Federal
Current	$556	$423	$1,355	$1,334
Deferred	(114)	10	(81)	(19)
Federal income tax	442	433	1,274	1,315
State
Current	103	101	283	268
Deferred	(11)	(11)	(16)	(17)
State income tax	92	90	267	251
Total income tax provision	$534	$523	$1,541	$1,566

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Tax at statutory rate	$713	$704	$2,095	$2,091
State income tax, at statutory rates, net of federal tax benefit	60	62	174	163
Tax effect of
Tax credits and benefits, net of related expenses	(177)	(186)	(523)	(535)
Tax-exempt income	(51)	(51)	(154)	(154)
Noncontrolling interests	(5)	(5)	(15)	(15)
Other items (a)	(6)	(1)	(36)	16
Applicable income taxes	$534	$523	$1,541	$1,566

(a)	Includes the resolution of certain tax matters with taxing authorities in the first quarter of 2015.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2015, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.7 billion at September 30, 2015 and December 31, 2014.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three and nine months ended September 30, 2015, and the change in fair value attributed to hedge ineffectiveness was not material.

U.S. Bancorp	59

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2015, the Company had $119 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $172 million (net-of-tax) at December 31, 2014. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2015 and the next 12 months are losses of $30 million (net-of-tax) and $94 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three and nine months ended September 30, 2015, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three and nine months ended September 30, 2015. There were no non-derivative debt instruments designated as net investment hedges at September 30, 2015 or December 31, 2014.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks” which is incorporated by reference into these Notes to Consolidated Financial Statements.

60	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2015
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,050	$104	4.68	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	32	–	7.13	6,915	222	3.40
Net investment hedges
Foreign exchange forward contracts	1,015	8	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	6,045	48	.11	51	1	.05
Sell	694	5	1.64	6,618	66	.11
Options
Purchased	3,075	–	.07	–	–	–
Written	2,377	38	.09	8	1	.08
Receive fixed/pay floating swaps	3,962	79	10.22	–	–	–
Pay fixed/receive floating swaps	–	–	–	77	2	9.45
Foreign exchange forward contracts	3,673	9	.01	3,240	14	.03
Equity contracts	–	–	–	87	2	.54
Credit contracts	1,199	2	2.44	2,833	4	2.86
Other (a)	111	1	.02	682	63	2.52
Total	$25,233	$294		$20,511	$375
December 31, 2014
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,750	$65	5.69	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	272	6	7.76	5,748	315	1.94
Receive fixed/pay floating swaps	250	–	.16	–	–	–
Net investment hedges
Foreign exchange forward contracts	1,047	31	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,839	45	.07	60	–	.08
Sell	448	10	.13	6,713	62	.09
Options
Purchased	2,500	–	.06	–	–	–
Written	2,643	31	.08	4	–	.11
Receive fixed/pay floating swaps	3,552	14	10.22	250	1	10.22
Pay fixed/receive floating swaps	15	–	10.22	–	–	–
Foreign exchange forward contracts	510	3	.03	6,176	41	.02
Equity contracts	86	3	.60	–	–	–
Credit contracts	1,247	3	3.29	2,282	5	2.85
Other (a)	58	4	.03	390	48	3.20
Total	$20,217	$215		$21,623	$472

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $111 million and $58 million at September 30, 2015 and December 31, 2014, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $571 million, $62 million and 3.01 years at September 30, 2015, respectively, compared to $332 million, $44 million and 3.75 years at December 31, 2014, respectively.

U.S. Bancorp	61

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2015
Interest rate contracts
Receive fixed/pay floating swaps	$39,413	$1,395	5.29	$2,325	$6	7.11
Pay fixed/receive floating swaps	1,560	4	7.28	38,952	1,458	5.36
Options
Purchased	7,642	8	2.31	386	3	17.21
Written	147	4	2.48	7,658	7	2.99
Futures
Buy	2,933	2	1.04	–	–	–
Sell	–	–	–	87	–	1.22
Foreign exchange rate contracts
Forwards, spots and swaps	21,126	980	.53	18,430	930	.60
Options
Purchased	1,341	43	1.41	–	–	–
Written	–	–	–	1,341	43	1.41
Total	$74,162	$2,436		$69,179	$2,447
December 31, 2014
Interest rate contracts
Receive fixed/pay floating swaps	$21,724	$888	6.09	$5,880	$24	3.79
Pay fixed/receive floating swaps	4,622	26	3.27	21,821	892	6.08
Options
Purchased	4,409	10	3.79	24	–	2.42
Written	24	–	2.42	4,375	10	3.79
Futures
Buy	1,811	–	.22	226	–	.45
Sell	152	–	1.08	46	–	1.73
Foreign exchange rate contracts
Forwards, spots and swaps	17,062	890	.52	14,645	752	.59
Options
Purchased	976	39	.44	–	–	–
Written	–	–	–	976	39	.44
Total	$50,780	$1,853		$47,993	$1,717

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(24)	$10	$(30)	$(28)	$(38)	$(12)	$(91)	$(86)
Net investment hedges
Foreign exchange forward contracts	(1)	84	–	–	79	93	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and nine months ended September 30, 2015 and 2014.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest income on loans and interest expense on long-term debt.

62	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)		2015	2014	2015	2014
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$52	$(19)	$44	$(13)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(55)	6	133	(69)
Purchased and written options	Mortgage banking revenue	99	64	181	210
Receive fixed/pay floating swaps	Mortgage banking revenue	173	17	152	238
Pay fixed/receive floating swaps	Mortgage banking revenue	(4)	–	(3)	–
Foreign exchange forward contracts	Commercial products revenue	17	(24)	103	(41)
Equity contracts	Compensation expense	(1)	–	(2)	1
Credit contracts	Other noninterest income	–	–	1	–
Other	Other noninterest income	–	1	–	(42)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	540	(20)	640	329
Pay fixed/receive floating swaps	Other noninterest income	(534)	28	(615)	(307)
Purchased and written options	Other noninterest income	1	–	2	–
Futures	Other noninterest income	2	–	3	–
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	19	13	56	45
Purchased and written options	Commercial products revenue	–	–	1	–

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $(50) million and $19 million for the three months ended September 30, 2015 and 2014, respectively, and $(43) million and $13 million for the nine months ended September 30, 2015 and 2014, respectively. The ineffective portion was immaterial for the three and nine months ended September 30, 2015 and 2014.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2015, was $1.1 billion. At September 30, 2015, the Company had $925 million of cash and investment securities posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $189.1 billion total notional amount of derivative positions at September 30, 2015, $56.8 billion related to those centrally cleared through clearinghouses and $5.8 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all

U.S. Bancorp	63

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

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions at September 30, 2015:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
Repurchase Agreements
U.S. Treasury and agencies	$43	$10	$53
Residential agency mortgage-backed securities	661	410	1,071
Total repurchase agreements	704	420	1,124
Securities Loaned
Corporate debt securities	17	–	17
Total securities loaned	17	–	17
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$721	$420	$1,141

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

64	U.S. Bancorp

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
September 30, 2015
Derivative assets (d)	$2,174	$(932)	$1,242	$(115)	$–	$1,127
Reverse repurchase agreements	133	–	133	(42)	(91)	–
Securities borrowed	717	–	717	–	(696)	21
Total	$3,024	$(932)	$2,092	$(157)	$(787)	$1,148
December 31, 2014
Derivative assets (d)	$1,847	$(870)	$977	$(58)	$–	$919
Reverse repurchase agreements	40	–	40	(40)	–	–
Securities borrowed	638	–	638	–	(620)	18
Total	$2,525	$(870)	$1,655	$(98)	$(620)	$937

(a)	Includes $246 million and $258 million of cash collateral related payables that were netted against derivative assets at September 30, 2015 and December 31, 2014, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $556 million and $221 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at September 30, 2015 and December 31, 2014, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2015
Derivative liabilities (d)	$2,111	$(1,445)	$666	$(115)	$–	$551
Repurchase agreements	1,124	–	1,124	(42)	(1,082)	–
Securities loaned	17	–	17	–	(17)	–
Total	$3,252	$(1,445)	$1,807	$(157)	$(1,099)	$551
December 31, 2014
Derivative liabilities (d)	$1,847	$(1,317)	$530	$(58)	$–	$472
Repurchase agreements	948	–	948	(40)	(908)	–
Securities loaned	47	–	47	–	(46)	1
Total	$2,842	$(1,317)	$1,525	$(98)	$(954)	$473

(a)	Includes $758 million and $705 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2015 and December 31, 2014, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $711 million and $342 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at September 30, 2015 and December 31, 2014, respectively.

Note 14	Fair Values of Assets and Liabilities

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

U.S. Bancorp	65

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the nine months ended September 30, 2015 and 2014, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2015 and 2014, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

66	U.S. Bancorp

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $61 million and a $4 million net gain for the three months ended September 30, 2015 and 2014, respectively, and a $27 million and a $102 million net gain for the nine months ended September 30, 2015 and 2014, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U.S. Bancorp	67

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

68	U.S. Bancorp

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

U.S. Bancorp	69

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at September 30, 2015:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	5%	20%	14%
Lifetime probability of default rates	–	7	4
Lifetime loss severity rates	15	60	33
Discount margin	1	5	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	12%	7%
Lifetime probability of default rates	4	12	7
Lifetime loss severity rates	20	75	53
Discount margin	1	6	2
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2015:

	Minimum	Maximum	Average
Expected prepayment	11%	20%	12%
Discount rate	9	13	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2015:

	Minimum	Maximum	Average
Expected loan close rate	25%	100%	75%
Inherent MSR value (basis points per loan)	47	193	116

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2015, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 97 percent and 4 percent, respectively.

70	U.S. Bancorp

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2015
Available-for-sale securities
U.S. Treasury and agencies	$1,971	$903	$–	$–	$2,874
Mortgage-backed securities
Residential
Agency	–	49,895	–	–	49,895
Non-agency
Prime (a)	–	–	338	–	338
Non-prime (b)	–	–	251	–	251
Commercial
Agency	–	72	–	–	72
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	20	–	–	20
Other	–	543	56	–	599
Obligations of state and political subdivisions	–	5,302	–	–	5,302
Corporate debt securities	101	506	9	–	616
Perpetual preferred securities	55	116	–	–	171
Other investments	233	25	–	–	258
Total available-for-sale	2,360	57,382	654	–	60,396
Mortgage loans held for sale	–	4,429	–	–	4,429
Mortgage servicing rights	–	–	2,397	–	2,397
Derivative assets	2	1,921	807	(932)	1,798
Other assets	109	785	–	–	894
Total	$2,471	$64,517	$3,858	$(932)	$69,914
Derivative liabilities	$–	$2,698	$124	$(1,445)	$1,377
Short-term borrowings (c)	154	692	–	–	846
Total	$154	$3,390	$124	$(1,445)	$2,223
December 31, 2014
Available-for-sale securities
U.S. Treasury and agencies	$1,351	$1,281	$–	$–	$2,632
Mortgage-backed securities
Residential
Agency	–	45,017	–	–	45,017
Non-agency
Prime (a)	–	–	405	–	405
Non-prime (b)	–	–	280	–	280
Commercial
Agency	–	115	–	–	115
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	22	–	–	22
Other	–	557	62	–	619
Obligations of state and political subdivisions	–	5,868	–	–	5,868
Obligations of foreign governments	–	6	–	–	6
Corporate debt securities	101	504	9	–	614
Perpetual preferred securities	55	162	–	–	217
Other investments	251	23	–	–	274
Total available-for-sale	1,758	53,555	756	–	56,069
Mortgage loans held for sale	–	4,774	–	–	4,774
Mortgage servicing rights	–	–	2,338	–	2,338
Derivative assets	–	1,408	660	(870)	1,198
Other assets	231	641	–	–	872
Total	$1,989	$60,378	$3,754	$(870)	$65,251
Derivative liabilities	$–	$2,103	$86	$(1,317)	$872
Short-term borrowings (c)	101	608	–	–	709
Total	$101	$2,711	$86	$(1,317)	$1,581
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	71

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
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$363	$–		$–		$–	$–	$(25)	$–		$–	$338	$–
Non-prime (b)	262	(1)		1		–	–	(11)	–		–	251	1
Asset-backed securities
Other	58	2		(1)		–	–	(3)	–		–	56	(1)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	692	1	(c)	–	(f)	–	–	(39)	–		–	654	–
Mortgage servicing rights	2,481	(273	) (d)	–		7	–	–	182	(g)	–	2,397	(273	) (d)
Net derivative assets and liabilities	478	426	(e)	–		–	(2)	–	–		(219)	683	231	(h)
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$447	$–		$2		$–	$–	$(23)	$–		$–	$426	$2
Non-prime (b)	286	–		6		–	–	(8)	–		–	284	6
Asset-backed securities
Other	66	–		–		–	–	(2)	–		–	64	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	808	–		8	(f)	–	–	(33)	–		–	783	8
Mortgage servicing rights	2,412	(61	) (d)	–		1	–	–	109	(g)	–	2,461	(61	) (d)
Net derivative assets and liabilities	558	95	(i)	–		–	(1)	–	–		(187)	465	(15	) (j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $274 million included in other noninterest income and $152 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $159 million included in other noninterest income and $72 million included in mortgage banking revenue.
(i)	Approximately $7 million included in other noninterest income and $88 million included in mortgage banking revenue.
(j)	Approximately $(65) million included in other noninterest income and $50 million included in mortgage banking revenue.

72	U.S. Bancorp

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
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$405	$–		$(2)		$–	$–	$(65)	$–		$–	$338	$(2)
Non-prime (b)	280	(1)		1		–	–	(29)	–		–	251	1
Asset-backed securities
Other	62	4		(1)		–	–	(9)	–		–	56	(1)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	756	3	(c)	(2	) (f)	–	–	(103)	–		–	654	(2)
Mortgage servicing rights	2,338	(454	) (d)	–		22	–	–	491	(g)	–	2,397	(454	) (d)
Net derivative assets and liabilities	574	725	(e)	–		–	(7)	–	–		(609)	683	203	(h)
2014
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$478	$–		$14		$–	$–	$(66)	$–		$–	$426	$14
Non-prime (b)	297	(4)		14		–	–	(23)	–		–	284	14
Asset-backed securities
Other	63	2		1		4	–	(6)	–		–	64	1
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	847	(2	) (i)	29	(f)	4	–	(95)	–		–	783	29
Mortgage servicing rights	2,680	(345	) (d)	–		3	(141)	–	264	(g)	–	2,461	(345	) (d)
Net derivative assets and liabilities	445	568	(j)	–		1	(1)	–	–		(548)	465	80	(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $360 million included in other noninterest income and $365 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $131 million included in other noninterest income and $72 million included in mortgage banking revenue.
(i)	Included in securities gains (losses).
(j)	Approximately $215 million included in other noninterest income and $353 million included in mortgage banking revenue.
(k)	Approximately $30 million included in other noninterest income and $50 million included in mortgage banking revenue.

The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2015				December 31, 2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level1	Level 2	Level 3	Total
Loans (a)	$–	$–	$112	$112	$–	$–	$77	$77
Other assets (b)	–	–	47	47	–	–	90	90

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Loans (a)	$99	$21	$139	$68
Other assets (b)	10	17	29	51

(a)	Represents write-downs of student loans held for sale based on non-binding quoted prices received for the portfolio, that were subsequently transferred to loans, and write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	73

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2015			December 31, 2014
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$4,429	$4,266	$163	$4,774	$4,582	$192
Nonaccrual loans	5	8	(3)	6	9	(3)
Loans 90 days or more past due	1	1	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of September 30, 2015 and December 31, 2014, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2015					December 31, 2014
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$10,450	$10,450	$–	$–	$10,450	$10,654	$10,654	$–	$–	$10,654
Federal funds sold and securities purchased under resale agreements	233	–	233	–	233	118	–	118	–	118
Investment securities held-to-maturity	44,690	2,312	42,658	81	45,051	44,974	1,928	43,124	88	45,140
Loans held for sale (a)	43	–	–	43	43	18	–	–	18	18
Loans (b)	250,714	–	–	252,464	252,464	243,735	–	–	245,424	245,424
Other financial instruments	2,262	–	921	1,349	2,270	2,187	–	924	1,269	2,193
Financial Liabilities
Deposits	295,264	–	295,235	–	295,235	282,733	–	282,708	–	282,708
Short-term borrowings (c)	26,069	–	25,851	–	25,851	29,184	–	28,973	–	28,973
Long-term debt	32,504	–	33,021	–	33,021	32,260	–	32,659	–	32,659
Other liabilities	1,442	–	–	1,442	1,442	1,231	–	–	1,231	1,231

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes loans measured at fair value on a nonrecurring basis.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loans fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $411 million and $413 million at September 30, 2015 and December 31, 2014, respectively. The carrying value of other guarantees was $196 million and $211 million at September 30, 2015 and December 31, 2014, respectively.

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

74	U.S. Bancorp

challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At September 30, 2015, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three and nine months ended September 30, 2015, the Company sold 1.3 million and 2.1 million, respectively, of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. The remaining 6.8 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2015:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$54	$13,336
Third party borrowing arrangements	–	–	12
Securities lending indemnifications	5,980	–	5,877
Asset sales	–	133	4,908	(a)
Merchant processing	545	59	100,063
Contingent consideration arrangements	–	2	2
Tender option bond program guarantee	2,276	–	2,184
Minimum revenue guarantees	–	2	12
Other	–	–	769

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to delayed delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2015, the value of airline tickets purchased to be delivered at a future date was $8.0 billion. The Company held collateral of $433 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

U.S. Bancorp	75

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2015, the Company had reserved $37 million for potential losses from representation and warranty obligations, compared with $46 million at December 31, 2014. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

The following table is a rollforward of the Company’s representation and warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2015	2014	2015	2014
Balance at beginning of period	$40	$69	$46	$83
Net realized losses	(1)	(1)	(5)	(13)
Change in reserve	(2)	(6)	(4)	(8)
Balance at end of period	$37	$62	$37	$62

As of September 30, 2015 and December 31, 2014, the Company had $12 million and $19 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Regulatory Matters The Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases. The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering and Office of Foreign Assets Control requirements and compliance program adequacy and effectiveness. On October 23, 2015, the Company entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) concerning deficiencies in its Bank Secrecy Act/anti-money laundering compliance program, and requiring an ongoing review of that program. Some of the compliance program enhancements and other actions required by the Consent Order have already been, or are currently in the process of being, implemented, and are not expected to be material to the Company. The Company

76	U.S. Bancorp

is also continually subject to examinations, inquiries and investigations in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management and consumer protection.

The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

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

In April 2011, the Company and certain other large financial institutions entered into Consent Orders with the OCC and the Board of Governors of the Federal Reserve System relating to residential mortgage servicing and foreclosure practices. In June 2015, the Company entered into an agreement to amend the 2011 Consent Order it has with the OCC. Under the amended Consent Order, the Company is required to complete an action plan to resolve outstanding issues under the 2011 Consent Order and obtain approval from the OCC before taking certain actions related to residential mortgage servicing. Depending on the Company’s execution of the requirements of the action plan and the Company’s progress toward addressing the requirements of the 2011 Consent Order, the Company may be released or be required to enter into further orders and settlements, pay additional fines or penalties, make restitution or further modify the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

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

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2015 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	77

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2015			2014
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$103,943	$531	2.04%	$93,141	$508	2.18%	11.6%
Loans held for sale	6,835	60	3.54	3,552	36	4.08	92.4
Loans (b)
Commercial	84,704	574	2.69	77,345	564	2.89	9.5
Commercial real estate	42,316	407	3.82	40,839	397	3.86	3.6
Residential mortgages	51,831	493	3.80	51,994	502	3.86	(.3)
Credit card	17,944	498	11.02	17,753	467	10.45	1.1
Other retail	48,849	504	4.09	48,698	517	4.22	.3
Total loans, excluding covered loans	245,644	2,476	4.01	236,629	2,447	4.11	3.8
Covered loans	4,892	68	5.54	7,238	96	5.31	(32.4)
Total loans	250,536	2,544	4.04	243,867	2,543	4.15	2.7
Other earning assets	7,951	36	1.76	5,862	27	1.86	35.6
Total earning assets	369,265	3,171	3.42	346,422	3,114	3.58	6.6
Allowance for loan losses	(4,031)			(4,161)			3.1
Unrealized gain (loss) on investment securities	607			463			31.1
Other assets	44,598			43,099			3.5
Total assets	$410,439			$385,823			6.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,940			$74,126			9.2%
Interest-bearing deposits
Interest checking	56,888	8	.05	54,454	9	.07	4.5
Money market savings	80,338	50	.25	66,250	31	.19	21.3
Savings accounts	37,480	9	.10	34,615	11	.13	8.3
Time deposits less than $100,000	9,549	21	.86	11,045	29	1.02	(13.5)
Time deposits greater than $100,000	24,497	25	.41	30,518	35	.45	(19.7)
Total interest-bearing deposits	208,752	113	.21	196,882	115	.23	6.0
Short-term borrowings	27,525	67	.97	30,961	73	.94	(11.1)
Long-term debt	33,202	170	2.04	26,658	178	2.67	24.5
Total interest-bearing liabilities	269,479	350	.52	254,501	366	.57	5.9
Other liabilities	14,463			13,379			8.1
Shareholders’ equity
Preferred equity	4,756			4,756			–
Common equity	40,111			38,376			4.5
Total U.S. Bancorp shareholders’ equity	44,867			43,132			4.0
Noncontrolling interests	690			685			.7
Total equity	45,557			43,817			4.0
Total liabilities and equity	$410,439			$385,823			6.4
Net interest income		$2,821			$2,748
Gross interest margin			2.90%			3.01%
Gross interest margin without taxable-equivalent increments			2.84%			2.95%
Percent of Earning Assets
Interest income			3.42%			3.58%
Interest expense			.38			.42
Net interest margin			3.04%			3.16%
Net interest margin without taxable-equivalent increments			2.98%			3.10%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

78	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
	2015			2014
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$102,361	$1,592	2.07%	$87,687	$1,473	2.24%	16.7%
Loans held for sale	6,370	166	3.48	2,811	87	4.13	*
Loans (b)
Commercial	83,167	1,696	2.73	74,424	1,651	2.96	11.7
Commercial real estate	42,476	1,233	3.88	40,465	1,180	3.90	5.0
Residential mortgages	51,458	1,465	3.80	51,799	1,504	3.88	(.7)
Credit card	17,794	1,444	10.85	17,516	1,338	10.21	1.6
Other retail	48,411	1,495	4.13	48,098	1,622	4.51	.7
Total loans, excluding covered loans	243,306	7,333	4.03	232,302	7,295	4.20	4.7
Covered loans	5,052	216	5.69	7,796	352	6.03	(35.2)
Total loans	248,358	7,549	4.06	240,098	7,647	4.26	3.4
Other earning assets	8,454	103	1.62	5,691	89	2.10	48.6
Total earning assets	365,543	9,410	3.44	336,287	9,296	3.69	8.7
Allowance for loan losses	(4,057)			(4,212)			3.7
Unrealized gain (loss) on investment securities	767			388			97.7
Other assets	44,504			42,584			4.5
Total assets	$406,757			$375,047			8.5
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$77,623			$72,274			7.4%
Interest-bearing deposits
Interest checking	55,592	23	.05	52,928	26	.07	5.0
Money market savings	78,065	139	.24	62,314	81	.17	25.3
Savings accounts	36,866	32	.12	33,940	35	.14	8.6
Time deposits less than $100,000	9,961	67	.90	11,151	93	1.12	(10.7)
Time deposits greater than $100,000	26,566	83	.42	31,055	113	.48	(14.5)
Total interest-bearing deposits	207,050	344	.22	191,388	348	.24	8.2
Short-term borrowings	28,252	192	.91	30,362	207	.91	(6.9)
Long-term debt	34,015	531	2.09	24,864	543	2.92	36.8
Total interest-bearing liabilities	269,317	1,067	.53	246,614	1,098	.60	9.2
Other liabilities	14,639			12,974			12.8
Shareholders’ equity
Preferred equity	4,756			4,756			–
Common equity	39,733			37,742			5.3
Total U.S. Bancorp shareholders’ equity	44,489			42,498			4.7
Noncontrolling interests	689			687			.3
Total equity	45,178			43,185			4.6
Total liabilities and equity	$406,757			$375,047			8.5
Net interest income		$8,343			$8,198
Gross interest margin			2.91%			3.09%
Gross interest margin without taxable-equivalent increments			2.85%			3.02%
Percent of Earning Assets
Interest income			3.44%			3.69%
Interest expense			.39			.43
Net interest margin			3.05%			3.26%
Net interest margin without taxable-equivalent increments			2.99%			3.19%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	79

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2015.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

80	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: November 4, 2015		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	81

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Earnings
1.	Net income attributable to U.S. Bancorp		$1,489	$4,403
2.	Applicable income taxes, including expense related to unrecognized tax positions		534	1,541
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,023	$5,944
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$236	$720
	b.	Portion of rents representative of interest and amortization of debt expense	27	82
	c.	Fixed charges excluding interest on deposits (4a + 4b)	263	802
	d.	Interest on deposits	113	344
	e.	Fixed charges including interest on deposits (4c + 4d)	$376	$1,146
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,286	6,746
7.	Earnings including interest on deposits (3 + 4e + 5)		2,399	7,090
8.	Fixed charges excluding interest on deposits (4c)		263	802
9.	Fixed charges including interest on deposits (4e)		376	1,146
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		8.69	8.41
11.	Including interest on deposits (line 7/line 9)		6.38	6.19

*	Excludes interest expense related to unrecognized tax positions

82	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ RICHARD K. DAVIS
Richard K. Davis Chief Executive Officer

Dated: November 4, 2015

U.S. Bancorp	83

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Kathleen A. Rogers, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ KATHLEEN A. ROGERS
Kathleen A. Rogers Chief Financial Officer

Dated: November 4, 2015

84	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ KATHLEEN A. ROGERS
Richard K. Davis Chief Executive Officer Dated: November 4, 2015	Kathleen A. Rogers Chief Financial Officer

U.S. Bancorp	85

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