Form 10-K
period 2015-12-31
US BANCORP \DE\
filed 2016-02-25
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(651) 466-3000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $76.7 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2016
Common Stock, $.01 par value per share	1,737,315,684

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2015 (2015 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2016 (Proxy Statement)	Part III

PART I

Item 1.	Business

Forward-Looking Statements

THE FOLLOWING INFORMATION APPEARS IN ACCORDANCE WITH THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements about U.S. Bancorp (“U.S. Bancorp” or the “Company”). Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 42 – 67 and “Risk Factors” on pages 156 – 166 of the Company’s 2015 Annual Report. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

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

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $310 billion in deposits at December 31, 2015, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its markets, and fund administration services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,133 banking offices principally operating in the Midwest and West regions of the United States, through on-line services and over mobile devices. The Company operates a network of 4,936 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico, Brazil and segments of Europe directly or through joint ventures with other financial institutions. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2015, U.S. Bancorp employed 65,433 people.

Competition

The commercial banking business is highly competitive. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, investment companies, credit card companies and a variety of other financial services, advisory and technology companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

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

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made in recent years both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on the size or types of activity in which banks may engage.

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

Federal Reserve regulations also provide that, if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in the additional activities in which only financial holding companies may engage. See “Community Reinvestment Act” below. At December 31, 2015, U.S. Bank National Association met the capital, management and CRA requirements necessary to permit the Company to conduct the broader activities permitted for financial holding companies under the GLBA.

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

OCC Heightened Standards In September 2014, the OCC, under separate authority, finalized guidelines establishing heightened standards for large national banks such as U.S. Bank National Association. The guidelines establish minimum standards for the design and implementation of a risk governance framework for banks. The OCC may take action against institutions that fail to meet these standards.

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

The Company generally is not required to obtain Federal Reserve approval to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. However, the Dodd-

Frank Act added a provision requiring approval if the total consolidated assets to be acquired exceed $10 billion. Financial holding companies are also required to obtain the approval of the Federal Reserve before they may acquire more than 5 percent of the voting shares or substantially all of the assets of an unaffiliated bank holding company, bank or savings association.

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

Capital Requirements The Company is subject to regulatory capital requirements established by the Federal Reserve, and U.S. Bank National Association is subject to substantially similar rules established by the OCC. These requirements have changed significantly as a result of standards established by the Basel Committee on Banking Supervision (the “BCBS”), an international organization that has the goal of creating standards for banking regulation, and the implementation of these standards and of relevant provisions of the Dodd-Frank Act by banking regulators in the United States. Minimum regulatory capital levels will significantly increase as these requirements are implemented and phased in.

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

The Federal Reserve and the OCC approved a final rule in 2007 adopting international guidelines established by the BCBS known as Basel II. The Basel II framework consists of three pillars: (a) capital adequacy; (b) supervisory review (including the computation of capital and internal assessment processes); and (c) market discipline (including increased disclosure requirements). In December 2010, the BCBS issued a new set of international standards for determining regulatory capital known as Basel III. Federal banking regulators published the U.S. Basel III final rule in July 2013 to implement many aspects of these international standards as well as certain provisions of the Dodd-Frank Act. The U.S. Basel III final rule focuses regulatory capital on common equity tier 1 capital, introduces new regulatory adjustments and deductions from capital, narrows the eligibility criteria for regulatory capital instruments and makes other changes to the Basel I and Basel II frameworks. Specifically, Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the Basel III methodology that is most restrictive. In December 2013, the Federal Reserve approved a final rule to revise the market risk capital rule, which addresses the market risk of significant trading activities, so that it conforms to the Basel III capital framework. The revised market risk capital rule was effective April 1, 2014.

Beginning January 1, 2014, the regulatory capital requirements for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Under the U.S. Basel III final rule, the Company is subject to a minimum common equity tier 1 capital ratio (common equity tier 1 capital to RWA) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent on a fully phased-in basis. In addition, the final rule provides that certain new items be deducted from common equity tier 1 capital and certain Basel I deductions be modified. The

Company is also subject to a 2.5 percent common equity tier 1 capital conservation buffer and, if deployed, up to a 2.5 percent common equity tier 1 countercyclical buffer on a fully phased-in basis by 2019. The U.S. Basel III final rule establishes a minimum leverage ratio of 4.0 percent for all U.S. banking organizations. The final rule also subjects banking organizations calculating their capital requirements using advanced approaches, including the Company, to a minimum Basel III supplementary leverage ratio of 3.0 percent that takes into account certain off-balance sheet exposures.

The U.S. banking regulators also published final regulations in June 2011 implementing the Collins Amendment to the Dodd-Frank Act, which requires that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Prior to 2015, this minimum “capital floor” was based on Basel I. On January 1, 2015, the U.S. Basel III final rule replaced the Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer.

In September 2014, U.S banking regulators approved a final rule that enhanced the regulatory Supplemental Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. The Company began calculating and reporting its SLR beginning in the first quarter of 2015; however, it is not subject to the minimum SLR requirement until January 1, 2018. At December 31, 2015, the Company exceeds the applicable minimum SLR requirement.

For additional information regarding the Company’s regulatory capital, see “Capital Management” in the Company’s 2015 Annual Report on pages 65-67.

Comprehensive Capital Analysis and Review The Federal Reserve’s Capital Plans rule requires large bank holding companies with assets in excess of $50 billion to submit capital plans to the Federal Reserve on an annual basis and to obtain approval from the Federal Reserve for capital distributions proposed in the capital plan. These capital plans consist of a number of mandatory elements, including an assessment of a company’s sources and uses of capital over a nine-quarter planning horizon assuming both expected and stressful conditions; a detailed description of a company’s process for assessing capital adequacy; a demonstration of a company’s ability to maintain capital above each minimum regulatory capital ratio and above a tier 1 common ratio of 5.0 percent under expected and stressful conditions; and a demonstration of a company’s ability to achieve, readily and without difficulty, the minimum capital ratios and capital buffers under the Basel III framework as it comes into effect in the United States.

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

The Company will submit its 2016 capital plan to the Federal Reserve by April 5, 2016, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than June 30, 2016.

Stress Testing The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require large bank holding companies such as the Company to conduct company-run stress tests and subject them to supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across large U.S. bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank supervisory stress tests employing its adverse and severely adverse stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank Act supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are required to publish the results of the annual supervisory and annual company-run stress tests, respectively, no later than June 30 of each year. In addition, all large bank holding companies are required to submit a mid-cycle company-run stress test employing stress scenarios developed by the Company. The results of this stress test must be submitted to the Federal Reserve for review in early July of each year. The Company is required to publish its results of this stress test no later than the end of September of each year. The Federal Reserve currently publishes summaries of supervisory stress test results for each large bank holding company under both the adverse and severely adverse stress scenarios developed by the Federal Reserve.

National banks with assets in excess of $50 billion are required to submit annual company-run stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association will submit its stress test in accordance with regulatory requirements by April 5, 2016. The Company is required to publish the results of this stress test no later than June 30, 2016.

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

In October 2014, the federal banking regulators finalized a rule to implement the LCR in the United States. The rule applies the LCR standards to bank holding companies and their U.S. bank subsidiaries calculating their capital requirements using advanced approaches, including the Company and U.S. Bank National Association. The LCR standards in the rule differ in certain respects from the BCBS’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, a different methodology for calculating the LCR and a shorter phase-in schedule that ends on December 31, 2016. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. The BCBS, however, finalized the NSFR standard in October 2014 and U.S. regulators are expected to use this framework as a basis for domestic regulation. The BCBS contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.

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

Deposit Insurance Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution is assessed premiums by the FDIC based on its risk category and the amount of deposits held. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate. The Dodd-Frank Act altered the assessment base for deposit insurance assessments from a deposit to an asset base, and seeks to fund part of the cost of the Dodd-Frank Act by increasing the reserve ratio of the deposit insurance fund to 1.35 percent of estimated insured deposits. The Dodd-Frank Act also requires that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion. This provision effectively places the increased assessment costs on larger financial institutions such as the Company.

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions, which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule was to increase the FDIC premiums paid by U.S. Bank National Association. In 2014, the FDIC adopted a final rule revising its deposit insurance assessment system to reflect changes in the regulatory capital rules that are effective in 2015 and 2018. The rule (a) revises the ratios and ratio thresholds relating to capital evaluations; (b) revises the assessment base calculation for custodial banks; and (c) requires that all highly complex institutions measure counterparty exposure for assessment purposes using the Basel III standardized approach in the regulatory capital rules.

In November 2015, in order to bring the reserve ratio of the deposit insurance fund to 1.35 percent, the FDIC proposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The proposed surcharges would be imposed the calendar quarter after the reserve ratio of the deposit insurance fund first reaches or exceeds 1.15 percent and would continue through the quarter that the reserve ratio first reaches or exceeds 1.35 percent. The surcharge imposed on each insured depository institution would equal an annual rate of 4.5 basis points applied to the institution’s assessment base (with certain adjustments). The FDIC expects that these surcharges will commence in 2016 and that they should be sufficient to raise the reserve ratio to 1.35 percent in approximately eight quarters (i.e., before the end of 2018). If, contrary to the FDIC’s expectations, the reserve ratio does not reach 1.35 percent by December 31, 2018, the FDIC plans to impose a shortfall assessment on insured depository institutions with total consolidated assets of $10 billion or more on March 31, 2019.

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

The Company filed its resolution plans pursuant to each rule in December 2015, and will periodically revise its plans as required.

Recovery Plans In December 2015, the OCC proposed a rule to establish enforceable guidelines for recovery planning by insured national banks, insured federal savings associations, and insured federal branches of foreign banks with average total consolidated assets of $50 billion or more. U.S. Bank National Association would be a “covered bank” under this rule and would be required to develop and maintain a recovery plan. The proposed guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The proposed guidelines state that a recovery plan should (a) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (b) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (c) address escalation procedures, management reports, and communication procedures.

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

In October 2015, U.S. Bank National Association entered into a Consent Order with the OCC regarding its Bank Secrecy Act/AML compliance program. U.S. Bank National Association has implemented a number of Bank Secrecy Act/AML compliance program enhancements and is taking significant steps to remediate the issues identified in the Consent Order.

As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions and broker/dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts held by foreign banks and foreign persons. Depository institutions and broker/dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine such policies and procedures to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non-compliance with AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions against banking organizations with respect to AML laws and some have resulted in substantial penalties, including criminal pleas.

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

In addition, in October 2015, the Federal Reserve, the OCC, the FDIC, the Federal Housing Finance Agency, and the Farm Credit Administration finalized a rule concerning swap margin and capital requirements. The rule incorporates many aspects of the international framework for margin requirements for non-centrally cleared derivatives issued in September 2013 by the BCBS and the Board of the International Organization of Securities Commissions. The final rule mandates the exchange of initial and variation margin for non-cleared swaps and non-cleared security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared swap or non-cleared security-based swap. The final rule will phase in the variation margin requirements between September 1, 2016, and March 1, 2017. The initial margin requirements will phase in over four years, beginning on September 1, 2016. Additionally, the agencies issued an interim final rule relating to the rule’s exemption from margin requirements for certain non-cleared swaps and non-cleared security-based swaps used for hedging purposes by commercial end-users and certain other counterparties.

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

The Volcker Rule In December 2013, the SEC, the Federal Reserve, the OCC and the FDIC jointly issued a final rule to implement the so-called “Volcker Rule” under the Dodd-Frank Act. The Volcker Rule prohibits banking entities from engaging in proprietary trading, and prohibits certain interests in, or relationships with, hedge funds or private equity funds. The final rule also requires annual attestation by a banking entity’s Chief Executive Officer that the banking entity has in place processes to establish, maintain, enforce, review, test and modify a Compliance Program established in a manner reasonably designed to achieve compliance with the final rule. The final rule became effective on April 1, 2014, and applies to the Company, U.S. Bank National Association and their affiliates.

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

Incentive-Based Compensation Arrangements In April 2011, the Federal Reserve, the OCC, the FDIC, the SEC, the National Credit Union Administration and the Federal Housing Finance Agency issued a proposed rule under Section 956 of the Dodd-Frank Act that would require the reporting of incentive-based compensation arrangements by a covered financial institution, and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The federal banking agencies have indicated that a new incentive-based compensation rule will likely be issued under the Dodd-Frank Act in 2016.

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

Consumer Financial Protection Bureau Many of the foregoing laws and regulations are subject to change resulting from provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, the Consumer Financial Protection Bureau (the “CFPB”) created by the Dodd-Frank Act has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial law. The CFPB regulates and examines the Company and its bank and other subsidiaries with respect to matters that relate to these laws and consumer financial services and products. The CFPB undertook numerous rule-making and other initiatives in 2015, and will continue to do so in 2016. The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company, U.S. Bank National Association and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.

A number of significant rules that impact many aspects of the lifecycle of a residential mortgage became effective in 2014. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”). The final rules require banks to, among other things: (a) develop and implement procedures to ensure compliance with a new “ability to repay” requirement and identify whether a loan meets a new definition for a “qualified mortgage”; (b) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; and (c) comply with additional rules and restrictions regarding mortgage loan originator compensation and the qualification and registration or licensing of loan originators. In 2015, additional rulemaking introduced new residential mortgage disclosures to implement Dodd-Frank amendments to TILA and RESPA. The TILA-RESPA Integrated Disclosures, referred to by the CFPB as “Know Before You Owe,” replaced existing mortgage disclosures with the new “Loan Estimate” and “Closing Disclosure” and introduced new timing requirements for providing these disclosures. Additional rulemaking affecting the residential mortgage business is expected in 2016.

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

Supervisory Ratings Federal banking regulators regularly examine the Company to evaluate its financial condition and monitor its compliance with laws and regulatory policies. Key products of such exams are supervisory ratings of the Company’s overall condition, commonly referred to as the CAMELS rating for U.S. Bank National Association (which reflects the OCC’s evaluation of certain components of the bank’s condition) and the RFI/C(D) rating for U.S. Bancorp (which reflects the Federal Reserve’s evaluation of certain components of the holding company’s condition). Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect U.S. Bank National Association’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company.

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

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2015 Annual Report on page 28 under the heading “Acquisitions”; and on pages 69 to 73 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2015 Annual Report on pages 156 to 166 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2015, the Company’s subsidiaries owned and operated a total of 1,594 facilities and leased an additional 2,091 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2015 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

Information in response to this Item 3 can be found in Note 23 of the Notes to Consolidated Financial Statements included in the Company’s 2015 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 25, 2016, for those securities that remain outstanding.

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

On March 11, 2015, the Company announced that its Board of Directors had approved an authorization to repurchase up to $3.022 billion of its common stock, from April 1, 2015 through June 30, 2016. Except as otherwise indicated in the table below, all shares repurchased during the fourth quarter of 2015 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company during the fourth quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	5,032,032	(a)	$41.96	4,907,032	$1,504
November 1-30	2,839,705		43.32	2,839,705	1,381
December 1-31	2,056,524	(b)	43.30	2,006,524	1,294

Total	9,928,261	(c)	$42.63	9,753,261	$1,294

(a)	Includes 125,000 shares of common stock purchased at an average price per share of $41.09, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan (the “401(k) Plan”).
(b)	Includes 50,000 shares of common stock purchased at an average price per share of $42.59, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.
(c)	Includes 175,000 shares of common stock purchased at an average price per share of $41.52, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2015 Annual Report on page 153 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2015 Annual Report on page 27 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2015 Annual Report on pages 26 to 78 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2015 Annual Report on pages 42 to 67 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2015 Annual Report on pages 79 to 155 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2015 Annual Report on page 78 under the heading “Controls and Procedures” and on pages 79 and 81 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

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

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 58, has served as Chairman of U.S. Bancorp since December 2007 and as Chief Executive Officer since December 2006. He also served as President from October 2004 until January 2016, and as Chief Operating Officer from October 2004 until December 2006. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, as Executive Vice President in 1993.

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 55, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is President and Chief Operating Officer of U.S. Bancorp. Mr. Cecere, 55, has served in this position since January 2016. From January 2015 to January 2016, he served as U.S. Bancorp’s Vice Chairman and Chief Operating Officer, and from February 2007 to January 2015, he served as U.S. Bancorp’s Vice Chairman and Chief Financial Officer. Until that time, he served as Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

James L. Chosy

Mr. Chosy is Executive Vice President, General Counsel and Corporate Secretary of U.S. Bancorp. Mr. Chosy, 52, has served in this position since March 2013. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Mr. Dolan, 54, has served in this position since July 2010. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore is Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp. Mr. Elmore, 59, has served in this position since March 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation.

Leslie V. Godridge

Ms. Godridge is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Ms. Godridge, 60, has served in this position since January 2016. From February 2013 until December 2015, she served as Executive Vice President, National Corporate Specialized Industries and Global Treasury Management, of U.S. Bancorp. From February 2007, when she joined U.S. Bancorp, until January 2013, Ms. Godridge served as Executive Vice President, National Corporate and Institutional Banking, of U.S. Bancorp. Prior to that time, she served as Senior Executive Vice President and a member of the Executive Committee at The Bank of New York, where she was head of BNY Asset Management, Private Banking, Consumer Banking and Regional Commercial Banking from 2004 to 2006.

James B. Kelligrew

Mr. Kelligrew is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Kelligrew, 50, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009, and with Bank of America Securities from 1993 to 2003.

Shailesh M. Kotwal

Mr. Kotwal is Vice Chairman, Payment Services, of U.S. Bancorp. Mr. Kotwal, 51, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.

P.W. Parker

Mr. Parker is Vice Chairman and Chief Risk Officer of U.S. Bancorp. Mr. Parker, 59, has served in this position since December 2013. From October 2007 until December 2013 he served as Executive Vice President and Chief Credit Officer of U.S. Bancorp. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Richard B. Payne, Jr.

Mr. Payne is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Payne, 68, has served in this position since November 2010, when he assumed the additional responsibility for Commercial Banking at U.S. Bancorp. From July 2006, when he joined U.S. Bancorp, until November 2010, Mr. Payne served as Vice Chairman, Corporate Banking, at U.S. Bancorp. Prior to joining U.S. Bancorp, he served as Executive Vice President for National City Corporation in Cleveland, with responsibility for Capital Markets, from 2001 to 2006.

Katherine B. Quinn

Ms. Quinn is Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp. Ms. Quinn, 51, has served in this position since joining U.S. Bancorp in September 2013 and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as

Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010. Prior to that time, she served as Chief Marketing and Strategy Officer at The Hartford from 2003 until 2005.

Kathleen A. Rogers

Ms. Rogers is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Ms. Rogers, 50, has served in this position since January 2015. From June 2005 until January 2015, she served as U.S. Bancorp’s Executive Vice President, Business Line Reporting and Planning, having served in various financial roles at U.S. Bancorp since joining the Company in 1987.

Mark G. Runkel

Mr. Runkel is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 39, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.

Kent V. Stone

Mr. Stone is Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp. Mr. Stone, 58, has served in this position since March 2013. He served as an Executive Vice President of U.S. Bancorp from 2000 to 2013, most recently with responsibility for Consumer Banking Support Services since 2006, and held other senior leadership positions with U.S. Bancorp since 1991.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 50, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

Additional Information

Additional information in response to this Item 10 can be found in the Company’s Proxy Statement under the headings “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 —Election of Directors,” “Corporate Governance — Committee Responsibilities” and “Corporate Governance — Committee Member Qualifications.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in the Company’s Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(1)
Equity compensation plans approved by security holders	31,218,025	(1)	$31.67	46,704,629	(2)

Equity compensation plans not approved by security holders(3)	793,376		-	-

Total	32,011,401		$30.89	46,704,629

(1)	Includes shares underlying stock options, performance-based restricted stock units (awarded to the members of the Company’s managing committee and settled in shares of the Company’s common stock on a one-for-one basis) and restricted stock units (settled in shares of the Company’s common stock on a one-for-one basis) under the U.S. Bancorp 2015 Stock Incentive Plan (the “2015 Plan”), the U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) and the U.S. Bancorp 2001 Stock Incentive Plan. Includes an aggregate upward adjustment of 21,080 units subsequent to December 31, 2015 made to performance-based restricted stock units granted in 2015, to reflect the difference between (a) the number of units earned based on actual 2015 Company performance compared to absolute and relative targets set forth in each recipient’s award agreement and (b) the target number of units granted to managing committee members in February 2015.

Excludes 137,620 shares, with a weighted-average exercise price of $19.86, underlying outstanding warrants assumed in connection with acquisitions by the Company. In addition, the table does not include 1,285,974 unvested shares of restricted stock awarded under the 2007 Plan. These unvested shares were issued when awarded and consequently are included in the number of common shares outstanding.

(2)	The 46,704,629 shares available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

(3)	These shares of common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. No exercise price is paid when shares are issued pursuant to the deferred compensation plans.

The deferred compensation plans allow non-employee directors and members of senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp common stock will be received in the form of shares of U.S. Bancorp common stock at the time of distribution, unless the Company chooses cash payment.

The 793,376 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2015. The U.S. Bank Executive

Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2015 and 2014

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2015

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2015

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2015

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2015

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on January 20, 2016.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2)10.6(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.6(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.6(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.6(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.6(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.6(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.6(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.6(l) to Form 10-K for the year ended December 31, 2013.

(1)(2)10.7(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.8(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.8(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.9(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.10(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.10(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.11(a)

Form of Executive Severance Agreement, effective November 16, 2001, between

U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.11(b)	Form of Amendment to Executive Severance Agreements for IRC Section 409A Compliance dated as of December 31, 2008. Filed as Exhibit 10.6(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.12	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.13	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.14	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.

(1)(2)10.15	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.16(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.17	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.18	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.19	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.20	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.21	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.22	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.23	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2)10.24	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2)10.25	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.26	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(1)(2)10.27	Form of Restricted Stock Unit Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.28	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.29	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.31	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

(1)(2)10.32	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2012.

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2013.

(1)(2)10.34	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2014.

(1)(2)10.35	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.36	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.37	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.38	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

(1)(2)10.39	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2)10.40	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.3 to Form 8-K filed on April 23, 2015.

(1)(2)10.41	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2015 Annual Report, pages 25 through 169.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 25, 2016, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ RICHARD K. DAVIS
Richard K. Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ RICHARD K. DAVIS
Richard K. Davis,
Chairman and Chief Executive Officer (principal executive officer)

/s/ KATHLEEN A. ROGERS
Kathleen A. Rogers,
Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ CRAIG E. GIFFORD
Craig E. Gifford,
Executive Vice President and Controller (principal accounting officer)

DOUGLAS M. BAKER, JR.*
Douglas M. Baker, Jr., Director

WARNER L. BAXTER*
Warner L. Baxter, Director

ARTHUR D. COLLINS, JR.*
Arthur D. Collins, Jr., Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

JOEL W. JOHNSON*
Joel W. Johnson, Director

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

Signature and Title

KAREN S. LYNCH*
Karen S. Lynch, Director

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

Dated: February 25, 2016

By:	/s/ JAMES L. CHOSY
James L. Chosy
Attorney-In-Fact Executive Vice President, General Counsel and Corporate Secretary