Form 10-Q
period 2016-03-31
US BANCORP \DE\
filed 2016-05-06
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2016
Common Stock, $0.01 Par Value	1,726,403,089 shares

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

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,888	$2,752	4.9%
Noninterest income	2,146	2,154	(.4)
Securities gains (losses), net	3	–	*
Total net revenue	5,037	4,906	2.7
Noninterest expense	2,749	2,665	3.2
Provision for credit losses	330	264	25.0
Income before taxes	1,958	1,977	(1.0)
Taxable-equivalent adjustment	53	54	(1.9)
Applicable income taxes	504	479	5.2
Net income	1,401	1,444	(3.0)
Net (income) loss attributable to noncontrolling interests	(15)	(13)	(15.4)
Net income attributable to U.S. Bancorp	$1,386	$1,431	(3.1)
Net income applicable to U.S. Bancorp common shareholders	$1,329	$1,365	(2.6)
Per Common Share
Earnings per share	$.77	$.77	–%
Diluted earnings per share	.76	.76	–
Dividends declared per share	.255	.245	4.1
Book value per share	23.82	22.20	7.3
Market value per share	40.59	43.67	(7.1)
Average common shares outstanding	1,737	1,781	(2.5)
Average diluted common shares outstanding	1,743	1,789	(2.6)
Financial Ratios
Return on average assets	1.32%	1.44%
Return on average common equity	13.0	14.1
Net interest margin (taxable-equivalent basis) (a)	3.06	3.08
Efficiency ratio (b)	54.6	54.3
Net charge-offs as a percent of average loans outstanding	.48	.46
Average Balances
Loans	$262,281	$247,950	5.8%
Loans held for sale	3,167	4,338	(27.0)
Investment securities (c)	106,031	100,712	5.3
Earning assets	378,208	360,841	4.8
Assets	421,557	401,836	4.9
Noninterest-bearing deposits	78,569	74,511	5.4
Deposits	295,878	278,460	6.3
Short-term borrowings	27,399	29,497	(7.1)
Long-term debt	34,808	34,436	1.1
Total U.S. Bancorp shareholders’ equity	46,738	44,078	6.0

	March 31, 2016	December 31, 2015
Period End Balances
Loans	$264,522	$260,849	1.4%
Investment securities	107,025	105,587	1.4
Assets	428,638	421,853	1.6
Deposits	306,348	300,400	2.0
Long-term debt	34,872	32,078	8.7
Total U.S. Bancorp shareholders’ equity	46,755	46,131	1.4
Asset Quality
Nonperforming assets	$1,719	$1,523	12.9%
Allowance for credit losses	4,320	4,306	.3
Allowance for credit losses as a percentage of period-end loans	1.63%	1.65%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.5%	9.6%
Tier 1 capital	11.1	11.3
Total risk-based capital	13.1	13.3
Leverage	9.3	9.5
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.3	12.5
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)	9.2	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)	11.9	11.9
Tangible common equity to tangible assets (d)	7.7	7.6
Tangible common equity to risk-weighted assets (d)	9.3	9.2

*	Not meaningful
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 30.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.4 billion for the first quarter of 2016, or $0.76 per diluted common share, both equal to the first quarter of 2015. Return on average assets and return on average common equity were 1.32 percent and 13.0 percent, respectively, for the first quarter of 2016, compared with 1.44 percent and 14.1 percent, respectively, for the first quarter of 2015.

Total net revenue, on a taxable-equivalent basis, for the first quarter of 2016 was $131 million (2.7 percent) higher than the first quarter of 2015, reflecting a 4.9 percent increase in net interest income, partially offset by a 0.2 percent decrease in noninterest income. The increase in net interest income from the first quarter of 2015 was driven by loan growth and higher rates, partially offset by the impact of a continued shift in loan portfolio mix. The noninterest income decrease was primarily due to lower mortgage banking revenue resulting from lower production.

Noninterest expense in the first quarter of 2016 was $84 million (3.2 percent) higher than the first quarter of 2015, driven by higher compensation expense related to the impact of merit increases and higher variable compensation expense, as well as expenses attributed to compliance-related matters.

The provision for credit losses for the first quarter of 2016 of $330 million was $66 million (25.0 percent) higher than the first quarter of 2015. Net charge-offs in the first quarter of 2016 were $315 million, compared with $279 million in the first quarter of 2015. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, in the first quarter of 2016 was $2.9 billion, an increase of $136 million (4.9 percent) over the first quarter of 2015. The increase was driven by loan growth and higher rates, partially offset by the impact of a continued shift in loan portfolio mix. Average earning assets were $17.4 billion (4.8 percent) higher than the first quarter of 2015, driven by increases of $14.3 billion (5.8 percent) in loans and $5.3 billion (5.3 percent) in investment securities. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2016 was 3.06 percent, compared with 3.08 percent in the first quarter of 2015. The decrease in the net interest margin from the first quarter of 2015 primarily reflected the impact of higher rates offset by a continued shift in loan portfolio mix, as well as lower average rates on new securities purchases and lower reinvestment rates on maturing securities. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average investment securities in the first quarter of 2016 were $5.3 billion (5.3 percent) higher than the first quarter of 2015, primarily due to purchases of U.S. Treasury securities, net of prepayments and maturities, to support regulatory liquidity coverage ratio requirements.

Average total loans were $14.3 billion (5.8 percent) higher in the first quarter of 2016 than the first quarter of 2015, due to growth in commercial loans (10.2 percent), credit card loans (13.6 percent), residential mortgages (5.4 percent) and other retail loans (3.6 percent). The increases were driven by higher demand for loans from new and existing customers. In addition, at the end of the fourth quarter of 2015, the Company acquired a credit card portfolio which increased first quarter of 2016 average credit card loans by approximately $1.5 billion. These increases were partially offset by a decline in commercial real estate loans (0.6 percent) and loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (13.3 percent), a run-off portfolio. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased to $4.5 billion in the first quarter of 2016, compared with $5.2 billion in the same period of 2015.

Average total deposits for the first quarter of 2016 were $17.4 billion (6.3 percent) higher than the first quarter of 2015. Average noninterest-bearing deposits increased $4.1 billion (5.4 percent) over the prior year, mainly in Wholesale Banking and Commercial Real Estate and Consumer and Small Business Banking. Average total savings deposits were $19.0 billion

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31,
(Dollars in Millions)	2016	2015	Percent Change
Credit and debit card revenue	$266	$241	10.4%
Corporate payment products revenue	170	170	–
Merchant processing services	373	359	3.9
ATM processing services	80	78	2.6
Trust and investment management fees	339	322	5.3
Deposit service charges	168	161	4.3
Treasury management fees	142	137	3.6
Commercial products revenue	197	200	(1.5)
Mortgage banking revenue	187	240	(22.1)
Investment products fees	40	47	(14.9)
Securities gains (losses), net	3	–	*
Other	184	199	(7.5)
Total noninterest income	$2,149	$2,154	(.2)%

*	Not meaningful.

(11.6 percent) higher, the result of growth in Wholesale Banking and Commercial Real Estate, Consumer and Small Business Banking, and Wealth Management and Securities Services. Growth in Consumer and Small Business Banking total savings deposits included net new account growth of 3.2 percent. Average time deposits were $5.7 billion (14.4 percent) lower in the first quarter of 2016, compared with the same period of 2015. Changes in time deposits are largely related to those deposits managed as an alternative to other wholesale funding sources, based on funding needs and relative pricing.

Provision for Credit Losses The provision for credit losses for the first quarter of 2016 was $330 million, which was $66 million (25.0 percent) higher than the first quarter of 2015. The increase was driven by deterioration in the Company’s energy-related commercial loan portfolio, reflected by increases in criticized and nonperforming loans. Credit quality, excluding the energy-related loan portfolio, was relatively stable. The provision for credit losses was $15 million higher than net-charge-offs in the first quarter of 2016, compared with $15 million lower than net charge-offs in the first quarter of 2015. The first quarter of 2016 provision reflected an increase in energy-related credit reserves, partially offset by lower reserves related to the Company’s retail portfolios. Net charge-offs increased $36 million (12.9 percent) in the first quarter of 2016, compared with the same period of the prior year, primarily due to higher commercial loan net charge-offs mainly related to the energy portfolio, partially offset by lower charge-offs related to residential mortgages and home equity loans. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2016 was $2.1 billion, a decrease of $5 million (0.2 percent), compared with the first quarter of 2015. The decrease from a year ago was primarily due to a decrease in mortgage banking revenue, partially offset by increases in credit and debit card revenue, trust and investment management fees, and merchant processing services revenue. Mortgage banking revenue decreased $53 million (22.1 percent) primarily due to lower origination and sales revenue driven by lower volume (a 10 percent decline) and lower pricing as a result of market competition. Credit and debit card revenue increased $25 million (10.4 percent) over the first quarter of 2015, reflecting higher transaction volumes including acquired portfolios. Trust and investment management fees increased $17 million (5.3 percent), reflecting lower fee waivers. Merchant processing services revenue increased $14 million (3.9 percent) as a result of higher transaction volumes and equipment sales to merchants related to new chip card technology requirements. Adjusted for the approximate $9 million impact of foreign currency rate changes, year-over-year merchant processing services growth would have been approximately 6.4 percent.

Noninterest Expense Noninterest expense in the first quarter of 2016 was $2.7 billion, an increase of $84 million (3.2 percent), compared with the first quarter of 2015. The increase from a year ago was primarily due to increased compensation expense, professional services expense, and technology and communications expense, partially offset by lower employee benefits and other noninterest expense. Compensation expense increased $70 million (5.9 percent), principally due to the impact of merit increases and one additional day in the first quarter of 2016, along with higher variable compensation including performance-based incentives and stock-based compensation, which included a one-time all-employee grant of the Company’s common stock. Professional services expense increased $21 million

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2016	2015	Percent Change
Compensation	$1,249	$1,179	5.9%
Employee benefits	300	317	(5.4)
Net occupancy and equipment	248	247	.4
Professional services	98	77	27.3
Marketing and business development	77	70	10.0
Technology and communications	233	214	8.9
Postage, printing and supplies	79	82	(3.7)
Other intangibles	45	43	4.7
Other	420	436	(3.7)
Total noninterest expense	$2,749	$2,665	3.2%
Efficiency ratio (a)	54.6%	54.3%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

(27.3 percent) primarily due to compliance-related matters, while technology and communications expense increased $19 million (8.9 percent) reflecting acquisition conversion costs. Offsetting these increases were lower employee benefits expense of $17 million (5.4 percent), mainly due to lower pension costs, and a $16 million (3.7 percent) decrease in other noninterest expense, primarily reflecting the impact of lower mortgage servicing-related expenses as well as proceeds from an insurance recovery recognized during the first quarter of 2016.

Income Tax Expense The provision for income taxes was $504 million (an effective rate of 26.5 percent) for the first quarter of 2016, compared with $479 million (an effective rate of 24.9 percent) for the first quarter of 2015. The increase was the result of resolution of certain tax matters in the first quarter of 2015. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $264.5 billion at March 31, 2016, compared with $260.8 billion at December 31, 2015, an increase of $3.7 billion (1.4 percent). The increase was driven primarily by higher commercial loans, residential mortgages and commercial real estate loans, partially offset by lower credit card loans, other retail loans and covered loans.

Commercial loans and commercial real estate loans increased $2.9 billion (3.3 percent) and $606 million (1.4 percent), respectively, at March 31, 2016, compared with December 31, 2015, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $1.5 billion (2.7 percent), reflecting higher origination activity in the first quarter of 2016. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Credit card loans decreased $1.1 billion (5.0 percent) at March 31, 2016, compared with December 31, 2015, primarily the result of customers seasonally paying down balances.

Other retail loans decreased $45 million (0.1 percent) at March 31, 2016, compared with December 31, 2015, primarily driven by lower revolving credit and student loans, partially offset by increases in installment and auto loans.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $4.0 billion at March 31, 2016, compared with $3.2 billion at December 31, 2015. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the first quarter of 2016. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $107.0 billion at March 31, 2016, compared with $105.6 billion at December 31, 2015. The $1.4 billion (1.4 percent) increase reflected $978 million of net investment purchases and a $483 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

U.S. Bancorp	5

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2016 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$375	$375	.7	2.46%	$—	$—	—	—%
Maturing after one year through five years	3,392	3,422	2.8	1.27	1,098	1,115	2.4	1.42
Maturing after five years through ten years	3,894	3,970	6.6	1.94	1,810	1,850	6.7	2.14
Maturing after ten years	1	2	11.4	4.15	—	—	—	—
Total	$7,662	$7,769	4.6	1.67%	$2,908	$2,965	5.1	1.87%
Mortgage-Backed Securities (a)
Maturing in one year or less	$793	$795	.6	1.82%	$465	$467	.7	1.92%
Maturing after one year through five years	45,011	45,424	3.9	1.81	36,473	36,799	3.6	1.99
Maturing after five years through ten years	4,002	4,036	6.2	1.71	2,173	2,189	5.9	1.31
Maturing after ten years	355	352	12.3	1.49	50	49	12.2	1.31
Total	$50,161	$50,607	4.1	1.80%	$39,161	$39,504	3.7	1.95%
Asset-Backed Securities (a)
Maturing in one year or less	$15	$18	.7	6.88%	$—	$1	.2	1.05%
Maturing after one year through five years	171	173	3.5	3.08	6	8	3.4	1.08
Maturing after five years through ten years	354	360	5.7	2.87	2	2	5.8	1.22
Maturing after ten years	—	—	—	—	1	7	11.9	1.19
Total	$540	$551	4.9	3.05%	$9	$18	5.1	1.13%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$2,204	$2,240	.5	7.03%	$—	$—	.5	9.09%
Maturing after one year through five years	1,587	1,667	1.8	6.83	1	1	2.7	8.19
Maturing after five years through ten years	1,125	1,157	7.7	5.53	3	3	8.6	3.90
Maturing after ten years	126	133	12.1	6.65	4	4	10.2	2.33
Total	$5,042	$5,197	2.8	6.62%	$8	$8	8.9	3.46%
Other Debt Securities
Maturing in one year or less	$—	$—	—	—%	$3	$3	.6	1.67%
Maturing after one year through five years	—	—	—	—	24	23	3.7	1.44
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	678	586	17.3	2.79	—	—	—	—
Total	$678	$586	17.3	2.79%	$27	$26	3.4	1.47%
Other Investments	$166	$202	28.9	4.95%	$—	$—	—	—%
Total investment securities (d)	$64,249	$64,912	4.3	2.19%	$42,113	$42,521	3.8	1.94%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.7 years at December 31, 2015, with a corresponding weighted-average yield of 2.21 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.2 years at December 31, 2015, with a corresponding weighted-average yield of 1.92 percent.
(e)	Weighted-average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Weighted-average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2016		December 31, 2015
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$10,570	9.9%	$7,536	7.2%
Mortgage-backed securities	89,322	84.0	91,265	86.6
Asset-backed securities	549	.5	558	.5
Obligations of state and political subdivisions	5,050	4.8	5,157	4.9
Other debt securities and investments	871	.8	891	.8
Total investment securities	$106,362	100.0%	$105,407	100.0%

6	U.S. Bancorp

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2016, the Company’s net unrealized gains on available-for-sale securities were $663 million, compared with $180 million at December 31, 2015. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $225 million at March 31, 2016, compared with $480 million at December 31, 2015. At March 31, 2016, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

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

Deposits Total deposits were $306.3 billion at March 31, 2016, compared with $300.4 billion at December 31, 2015, the result of an increase in total savings deposits, partially offset by decreases in noninterest-bearing deposits and time deposits. Money market deposit balances increased $6.3 billion (7.3 percent) at March 31, 2016, compared with December 31, 2015, primarily due to higher Wholesale Banking and Commercial Real Estate, and broker-dealer balances. Savings account balances increased $1.8 billion (4.6 percent), primarily due to higher Consumer and Small Business Banking balances. Interest checking balances increased $1.4 billion (2.4 percent) primarily due to higher Wholesale Banking and Commercial Real Estate, broker-dealer and Consumer and Small Business Banking balances, partially offset by lower corporate trust balances. Noninterest-bearing deposits decreased $3.4 billion (4.0 percent) at March 31, 2016, compared with December 31, 2015, primarily due to lower Wealth Management and Securities Services and Wholesale Banking and Commercial Real Estate balances, partially offset by seasonally higher mortgage escrow-related balances. Time deposits decreased $169 million (0.5 percent) at March 31, 2016, compared with December 31, 2015.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $23.8 billion at March 31, 2016, compared with $27.9 billion at December 31, 2015. The $4.1 billion (14.7 percent) decrease in short-term borrowings was primarily due to lower commercial paper and other short-term borrowings balances. Long-term debt was $34.9 billion at March 31, 2016, compared with $32.1 billion at December 31, 2015. The $2.8 billion (8.7 percent) increase was primarily due to the issuances of $2.9 billion of bank notes and $1.2 billion of medium-term notes, and a $1.7 billion increase in Federal Home Loan Bank (“FHLB”) advances, partially offset by $3.1 billion of bank note and subordinated note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	7

it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for a detailed discussion of these factors.

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic

8	U.S. Bancorp

product and consumer bankruptcy filings. The Risk Management Committee oversees the Company’s credit risk management process.

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for a more detailed discussion on credit risk management processes.

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

Included within the commercial lending segment are commercial loans to energy-related businesses, which represented 1.3 percent of the Company’s total loans outstanding at March 31, 2016. The continued decline in energy prices has resulted in further deterioration of a portion of these loans, which has led to an increase in criticized commitments and nonperforming loans at March 31, 2016, compared with December 31, 2015.

The following table provides a summary of amounts outstanding and credit quality statistics for the Company’s energy-related loans:

(Dollars in Millions)	March 31, 2016	December 31, 2015
Loans outstanding	$3,417	$3,183
Total commitments outstanding	11,931	12,118
Total criticized commitments outstanding	4,167	1,886
Nonperforming assets	276	19
Allowance for credit losses as a percentage of loans outstanding	9.1%	5.4%

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, student loans, and home equity loans and lines. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on

U.S. Bancorp	9

home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At March 31, 2016, substantially all of the Company’s home equity lines were in the draw period. Approximately $979 million, or 7 percent, of the outstanding home equity line balances at March 31, 2016, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company estimates updated LTV information on its outstanding residential mortgages quarterly, based on a method that combines automated valuation model updates and relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current estimate of property value. For home equity and second mortgages, combined loan-to-value (“CLTV”) is the combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have a LTV or CLTV, primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at March 31, 2016:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,668	$41,471	$43,139	88.8%
Over 80% through 90%	43	3,084	3,127	6.4
Over 90% through 100%	22	1,058	1,080	2.2
Over 100%	32	1,114	1,146	2.4
No LTV available	2	111	113	.2
Total	$1,767	$46,838	$48,605	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$566	$566	54.7%
Over 80% through 90%	–	166	166	16.0
Over 90% through 100%	–	136	136	13.2
Over 100%	–	166	166	16.0
No LTV available	–	1	1	.1
Total	$–	$1,035	$1,035	100.0%
Other Borrowers
Less than or equal to 80%	$1	$360	$361	61.1%
Over 80% through 90%	–	79	79	13.4
Over 90% through 100%	–	48	48	8.1
Over 100%	–	103	103	17.4
No LTV available	–	–	–	–
Total	$1	$590	$591	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$4,724	$4,724	100.0%
Total
Less than or equal to 80%	$1,669	$42,397	$44,066	80.2%
Over 80% through 90%	43	3,329	3,372	6.1
Over 90% through 100%	22	1,242	1,264	2.3
Over 100%	32	1,383	1,415	2.6
No LTV available	2	112	114	.2
Loans purchased from GNMA mortgage pools (a)	–	4,724	4,724	8.6
Total	$1,768	$53,187	$54,955	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

10	U.S. Bancorp

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$10,493	$529	$11,022	69.9%
Over 80% through 90%	2,340	373	2,713	17.2
Over 90% through 100%	949	136	1,085	6.9
Over 100%	736	121	857	5.4
No LTV/CLTV available	58	27	85	.6
Total	$14,576	$1,186	$15,762	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$36	$24	$60	32.3%
Over 80% through 90%	9	17	26	14.0
Over 90% through 100%	8	20	28	15.0
Over 100%	17	54	71	38.2
No LTV/CLTV available	–	1	1	.5
Total	$70	$116	$186	100.0%
Other Borrowers
Less than or equal to 80%	$225	$11	$236	61.5%
Over 80% through 90%	35	4	39	10.2
Over 90% through 100%	11	1	12	3.1
Over 100%	12	2	14	3.6
No LTV/CLTV available	83	–	83	21.6
Total	$366	$18	$384	100.0%
Total
Less than or equal to 80%	$10,754	$564	$11,318	69.3%
Over 80% through 90%	2,384	394	2,778	17.0
Over 90% through 100%	968	157	1,125	6.9
Over 100%	765	177	942	5.8
No LTV/CLTV available	141	28	169	1.0
Total	$15,012	$1,320	$16,332	100.0%

At March 31, 2016, approximately $1.0 billion of residential mortgages were to customers that may be defined as sub-prime borrowers based on credit scores from independent agencies at loan origination, compared with $1.1 billion at December 31, 2015. In addition to residential mortgages, at March 31, 2016, $186 million of home equity and second mortgage loans were to customers that may be defined as sub-prime borrowers, compared with $195 million at December 31, 2015. The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.3 percent of total assets at March 31, 2016 and December 31, 2015. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.3 billion at March 31, 2016, compared with $16.4 billion at December 31, 2015, and included $5.0 billion of home equity lines in a first lien position and $11.3 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2016, included approximately $4.5 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2016:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,517	$6,847	$11,364
Percent 30 - 89 days past due	.28%	.44%	.37%
Percent 90 days or more past due	.14%	.10%	.12%
Weighted-average CLTV	75%	72%	73%
Weighted-average credit score	773	766	769

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U.S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2016	December 31, 2015
Commercial
Commercial	.06%	.06%
Lease financing	–	–
Total commercial	.05	.05
Commercial Real Estate
Commercial mortgages	.01	–
Construction and development	.13	.13
Total commercial real estate	.04	.03
Residential Mortgages (a)	.31	.33
Credit Card	1.10	1.09
Other Retail
Retail leasing	.02	.02
Home equity and second mortgages	.26	.25
Other	.10	.11
Total other retail (b)	.15	.15
Total loans, excluding covered loans	.20	.21
Covered Loans	6.23	6.31
Total loans	.30%	.32%

90 days or more past due including nonperforming loans	March 31, 2016	December 31, 2015
Commercial	.57%	.25%
Commercial real estate	.28	.33
Residential mortgages (a)	1.54	1.66
Credit card	1.14	1.13
Other retail (b)	.45	.46
Total loans, excluding covered loans	.75	.67
Covered loans	6.39	6.48
Total loans	.84%	.78%

(a)	Delinquent loan ratios exclude $2.8 billion at March 31, 2016, and $2.9 billion at December 31, 2015, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 6.64 percent at March 31, 2016, and 7.15 percent at December 31, 2015.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..66 percent at March 31, 2016, and .75 percent at December 31, 2015.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $804 million ($528 million excluding covered loans) at March 31, 2016, compared with $831 million ($541 million excluding covered loans) at December 31, 2015. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.30 percent (0.20 percent excluding covered loans) at March 31, 2016, compared with 0.32 percent (0.21 percent excluding covered loans) at December 31, 2015.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Residential Mortgages (a)
30-89 days	$134	$170	.24%	.32%
90 days or more	169	176	.31	.33
Nonperforming	677	712	1.23	1.33
Total	$980	$1,058	1.78%	1.98%
Credit Card
30-89 days	$219	$243	1.09%	1.15%
90 days or more	220	228	1.10	1.09
Nonperforming	7	9	.04	.04
Total	$446	$480	2.23%	2.28%
Other Retail
Retail Leasing
30-89 days	$9	$11	.17%	.21%
90 days or more	1	1	.02	.02
Nonperforming	2	3	.04	.06
Total	$12	$15	.23%	.29%
Home Equity and Second Mortgages
30-89 days	$63	$59	.39%	.36%
90 days or more	43	41	.26	.25
Nonperforming	131	136	.80	.83
Total	$237	$236	1.45%	1.44%
Other (b)
30-89 days	$123	$154	.42%	.52%
90 days or more	31	33	.10	.11
Nonperforming	24	23	.08	.08
Total	$178	$210	.60%	.71%

(a)	Excludes $271 million of loans 30-89 days past due and $2.8 billion of loans 90 days or more past due at March 31, 2016, purchased from GNMA mortgage pools that continue to accrue interest, compared with $320 million and $2.9 billion at December 31, 2015, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	March 31, 2016	December 31, 2015
Prime Borrowers
30-89 days	.21%	.25%
90 days or more	.27	.30
Nonperforming	1.03	1.12
Total	1.51%	1.67%
Sub-Prime Borrowers
30-89 days	2.41%	3.92%
90 days or more	2.90	2.52
Nonperforming	14.69	15.30
Total	20.00%	21.74%
Other Borrowers
30-89 days	1.19%	1.60%
90 days or more	1.35	1.12
Nonperforming	4.06	4.00
Total	6.60%	6.72%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	March 31, 2016	December 31, 2015
Prime Borrowers
30-89 days	.35%	.31%
90 days or more	.23	.23
Nonperforming	.72	.74
Total	1.30%	1.28%
Sub-Prime Borrowers
30-89 days	1.61%	2.56%
90 days or more	1.08	1.03
Nonperforming	4.84	4.62
Total	7.53%	8.21%
Other Borrowers
30-89 days	1.30%	1.23%
90 days or more	1.04	.74
Nonperforming	2.35	2.45
Total	4.69%	4.42%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
30-89 days	$60	$62	1.35%	1.35%
90 days or more	276	290	6.23	6.31
Nonperforming	7	8	.16	.17
Total	$343	$360	7.74%	7.83%

U.S. Bancorp	13

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2016, performing TDRs were $4.6 billion, compared with $4.7 billion at December 31, 2015. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2016 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$347	5.8%	1.1%	$179	(a)	$526
Commercial real estate	212	3.0	4.3	36	(b)	248
Residential mortgages	1,827	2.6	3.4	446		2,273	(d)
Credit card	205	9.7	6.9	7	(c)	212
Other retail	144	3.8	4.9	60	(c)	204	(e)
TDRs, excluding GNMA and covered loans	2,735	3.6	3.5	728		3,463
Loans purchased from GNMA mortgage pools	1,820	4.2	66.7	–		1,820	(f)
Covered loans	31	3.2	5.7	4		35
Total	$4,586	3.9%	28.6%	$732		$5,318

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $298 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $65 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $100 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $18 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $465 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $613 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at March 31, 2016.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2016	December 31, 2015
Commercial
Commercial	$457	$160
Lease financing	16	14
Total commercial	473	174
Commercial Real Estate
Commercial mortgages	94	92
Construction and development	10	35
Total commercial real estate	104	127
Residential Mortgages (b)	677	712
Credit Card	7	9
Other Retail
Retail leasing	2	3
Home equity and second mortgages	131	136
Other	24	23
Total other retail	157	162
Total nonperforming loans, excluding covered loans	1,418	1,184
Covered Loans	7	8
Total nonperforming loans	1,425	1,192
Other Real Estate (c)(d)	242	280
Covered Other Real Estate (d)	33	32
Other Assets	19	19
Total nonperforming assets	$1,719	$1,523
Total nonperforming assets, excluding covered assets	$1,679	$1,483
Excluding covered assets
Accruing loans 90 days or more past due (b)	$528	$541
Nonperforming loans to total loans	.55%	.46%
Nonperforming assets to total loans plus other real estate (c)	.64%	.58%
Including covered assets
Accruing loans 90 days or more past due (b)	$804	$831
Nonperforming loans to total loans	.54%	.46%
Nonperforming assets to total loans plus other real estate (c)	.65%	.58%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2015	$336	$1,147	$40	$1,523
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	404	94	5	503
Advances on loans	14	–	–	14
Total additions	418	94	5	517
Reductions in nonperforming assets
Paydowns, payoffs	(7)	(70)	(1)	(78)
Net sales	(43)	(40)	(4)	(87)
Return to performing status	(22)	(29)	–	(51)
Charge-offs (e)	(81)	(24)	–	(105)
Total reductions	(153)	(163)	(5)	(321)
Net additions to (reductions in) nonperforming assets	265	(69)	–	196
Balance March 31, 2016	$601	$1,078	$40	$1,719

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.8 billion and $2.9 billion at March 31, 2016, and December 31, 2015, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $477 million and $535 million at March 31, 2016, and December 31, 2015, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and not accruing interest, restructured loans that have not met the performance period required to return to accrual status, other real estate owned (“OREO”) and other nonperforming assets owned by the Company. Nonperforming assets are generally either originated by the Company or acquired under FDIC loss sharing agreements that substantially reduce the risk of credit losses to the Company. Interest payments collected from assets on nonaccrual status are generally applied against the principal balance and not recorded as income. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible.

At March 31, 2016, total nonperforming assets were $1.7 billion, compared with $1.5 billion at December 31, 2015. The $196 million (12.9 percent) increase in nonperforming assets was primarily driven by a $257 million increase in nonperforming commercial loans to energy-related businesses, partially offset by improvements in the Company’s residential and commercial real estate portfolios. Excluding energy-related loans, nonperforming assets decreased 4.1 percent at March 31, 2016, compared with December 31, 2015. Nonperforming covered assets were $40 million at March 31, 2016 and December 31, 2015. The ratio of total nonperforming assets to total loans and other real estate was 0.65 percent at March 31, 2016, compared with 0.58 percent at December 31, 2015.

OREO, excluding covered assets, was $242 million at March 31, 2016, compared with $280 million at December 31, 2015, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Residential
Minnesota	$19	$23	.31%	.37%
Illinois	18	18	.42	.42
Wisconsin	13	11	.57	.49
Ohio	12	17	.39	.56
Florida	12	17	.77	1.12
All other states	150	164	.28	.31
Total residential	224	250	.31	.36
Commercial
California	5	11	.02	.05
Illinois	2	5	.03	.08
Indiana	2	2	.13	.13
Tennessee	1	1	.04	.04
Iowa	1	1	.04	.04
All other states	7	10	.01	.01
Total commercial	18	30	.01	.02
Total	$242	$280	.09%	.11%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $315 million for the first quarter of 2016, compared with $279 million for the first quarter of 2015. The ratio of total loan net charge-offs to average loans

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31,
	2016	2015
Commercial
Commercial	.37%	.21%
Lease financing	.38	.23
Total commercial	.37	.21
Commercial Real Estate
Commercial mortgages	(.03)	(.01)
Construction and development	(.11)	(.72)
Total commercial real estate	(.05)	(.17)
Residential Mortgages	.14	.28
Credit Card	3.26	3.71
Other Retail
Retail leasing	.08	.07
Home equity and second mortgages	.05	.36
Other	.69	.60
Total other retail	.43	.46
Total loans, excluding covered loans	.49	.47
Covered Loans	–	–
Total loans	.48%	.46%

U.S. Bancorp	17

outstanding on an annualized basis for the first quarter of 2016 was 0.48 percent, compared with 0.46 percent for the first quarter of 2015. The increase in net charge-offs for the first quarter of 2016, compared with the first quarter of 2015, reflected higher commercial loan net charge-offs mainly related to the energy portfolio, partially offset by lower charge-offs related to residential mortgages and home equity loans.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2016 were $78 million (0.24 percent of average loans outstanding on an annualized basis), compared with $25 million (0.08 percent of average loans outstanding on an annualized basis) for the first quarter of 2015, reflecting an increase in energy portfolio net charge-offs.

Residential mortgage loan net charge-offs for the first quarter of 2016 were $19 million (0.14 percent of average loans outstanding on an annualized basis), compared with $35 million (0.28 percent of average loans outstanding on an annualized basis) for the first quarter of 2015. Credit card loan net charge-offs for the first quarter of 2016 were $164 million (3.26 percent of average loans outstanding on an annualized basis), compared with $163 million (3.71 percent of average loans outstanding on an annualized basis) for the first quarter of 2015. Other retail loan net charge-offs for the first quarter of 2016 were $54 million (0.43 percent of average loans outstanding on an annualized basis), compared with $56 million (0.46 percent of average loans outstanding on an annualized basis) for the first quarter of 2015. The decrease in total residential mortgage, credit card and other retail loan net charge-offs reflected the continued improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended March 31,
	Average Loans		Percent of Average Loans
(Dollars in Millions)	2016	2015	2016	2015
Residential Mortgages
Prime borrowers	$47,789	$44,233	.12%	.19%
Sub-prime borrowers	1,048	1,205	1.54	3.37
Other borrowers	604	787	.67	1.03
Loans purchased from GNMA mortgage pools (a)	4,767	5,201	–	.16
Total	$54,208	$51,426	.14%	.28%
Home Equity and Second Mortgages
Prime borrowers	$15,785	$15,163	.05%	.29%
Sub-prime borrowers	189	231	–	3.51
Other borrowers	394	503	–	.81
Total	$16,368	$15,897	.05%	.36%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

18	U.S. Bancorp

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 15-year period of historical loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical timeframe is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, and historical losses, adjusted for current trends.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2016, the Company serviced the first lien on 40 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $293 million or 1.8 percent of the total home equity portfolio at March 31, 2016, represented non-delinquent junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults in any period has been a small percentage of the total portfolio (for example, only 0.6 percent for the twelve months ended March 31, 2016), and the long-term average loss rate on the small percentage of loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any

U.S. Bancorp	19

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

Refer to “Management’s Discussion and Analysis — Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on the analysis and determination of the allowance for credit losses.

At March 31, 2016, the allowance for credit losses was $4.3 billion (1.63 percent of period-end loans), compared with an allowance of $4.3 billion (1.65 percent of period-end loans) at December 31, 2015. The ratio of the allowance for credit losses to nonperforming loans was 303 percent at March 31, 2016, compared with 361 percent at December 31, 2015. The ratio of the allowance for credit losses to annualized loan net charge-offs was 341 percent at March 31, 2016, compared with 367 percent of full year 2015 net charge-offs at December 31, 2015, reflecting the deterioration in the energy-related commercial loan portfolio.

20	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in Millions)	2016	2015
Balance at beginning of period	$4,306	$4,375
Charge-Offs
Commercial
Commercial	104	68
Lease financing	7	6
Total commercial	111	74
Commercial real estate
Commercial mortgages	1	4
Construction and development	2	1
Total commercial real estate	3	5
Residential mortgages	23	41
Credit card	188	182
Other retail
Retail leasing	2	2
Home equity and second mortgages	9	21
Other	69	58
Total other retail	80	81
Covered loans (a)	–	–
Total charge-offs	405	383
Recoveries
Commercial
Commercial	26	28
Lease financing	2	3
Total commercial	28	31
Commercial real estate
Commercial mortgages	3	5
Construction and development	5	18
Total commercial real estate	8	23
Residential mortgages	4	6
Credit card	24	19
Other retail
Retail leasing	1	1
Home equity and second mortgages	7	7
Other	18	17
Total other retail	26	25
Covered loans (a)	–	–
Total recoveries	90	104
Net Charge-Offs
Commercial
Commercial	78	40
Lease financing	5	3
Total commercial	83	43
Commercial real estate
Commercial mortgages	(2)	(1)
Construction and development	(3)	(17)
Total commercial real estate	(5)	(18)
Residential mortgages	19	35
Credit card	164	163
Other retail
Retail leasing	1	1
Home equity and second mortgages	2	14
Other	51	41
Total other retail	54	56
Covered loans (a)	–	–
Total net charge-offs	315	279
Provision for credit losses	330	264
Other changes (b)	(1)	(9)
Balance at end of period (c)	$4,320	$4,351
Components
Allowance for loan losses	$3,853	$4,023
Liability for unfunded credit commitments	467	328
Total allowance for credit losses	$4,320	$4,351
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.65%	1.79%
Nonperforming loans, excluding covered loans	302	321
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	220	231
Nonperforming assets, excluding covered assets	255	261
Annualized net charge-offs, excluding covered loans	338	379
Period-end loans	1.63%	1.77%
Nonperforming loans	303	322
Nonperforming and accruing loans 90 days or more past due	194	195
Nonperforming assets	251	257
Annualized net charge-offs	341	385

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At March 31, 2016 and 2015, $1.6 billion of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

U.S. Bancorp	21

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2016, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2015. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2015, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom they do business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on operational risk management.

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on compliance risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At March 31, 2016, and December 31, 2015, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on net interest income simulation analysis.

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

Table 9	Sensitivity of Net Interest Income

	March 31, 2016				December 31, 2015
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	2.05%	*	2.82%	*	1.78%	*	2.69%

*	Given the current level of interest rates, downward rate scenario is not computed.

22	U.S. Bancorp

15.0 percent decline. A 200 bps increase would have resulted in a 5.1 percent decrease in the market value of equity at March 31, 2016, compared with a 5.8 percent decrease at December 31, 2015. A 200 bps decrease, where possible given current rates, would have resulted in a 9.4 percent decrease in the market value of equity at March 31, 2016, compared with a 7.0 percent decrease at December 31, 2015. The change in the market value of equity sensitivity to an immediate 200 bps decrease in the yield curve at March 31, 2016, as compared with December 31, 2015, was primarily due to assuming deposit rates do not decrease below zero, combined with lower rates on the long end of the yield curve. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate debt from floating-rate payments to fixed-rate payments;
•	To mitigate changes in value of the Company’s mortgage origination pipeline, funded MLHFS and MSRs;
•	To mitigate remeasurement volatility of foreign currency denominated balances; and
•	To mitigate the volatility of the Company’s investment in foreign businesses driven by fluctuations in foreign currency exchange rates.

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

The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2016, the Company had $6.1 billion of forward commitments to sell, hedging $2.3 billion of MLHFS and $5.0 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

U.S. Bancorp	23

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31, (Dollars in Millions)	2016	2015
Average	$1	$1
High	1	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the three months ended March 31, 2016 and 2015. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31, (Dollars in Millions)	2016	2015
Average	$4	$5
High	5	8
Low	3	2
Period-end	4	6

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

The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. The Company monitors the effectiveness of the models through back-testing, updating the data and regular validations. A three-year look-back period is used to obtain past market data for the models.

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31, (Dollars in Millions)	2016	2015
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$–	$1
High	2	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$7	$7
High	8	8
Low	4	6

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

The Company’s Board of Directors approves the Company’s liquidity policy. The Risk Management Committee of the Company’s Board of Directors oversees

24	U.S. Bancorp

the Company’s liquidity risk management process and approves the contingency funding plan. The ALCO reviews the Company’s liquidity policy and guidelines, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At March 31, 2016, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $94.9 billion, compared with $92.4 billion at December 31, 2015. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2016, the Company could have borrowed an additional $79.1 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $306.3 billion at March 31, 2016, compared with $300.4 billion at December 31, 2015. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $34.9 billion at March 31, 2016, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $23.8 billion at March 31, 2016, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At March 31, 2016, parent company long-term debt outstanding was $12.0 billion, compared with $11.5 billion at December 31, 2015. The increase was primarily due to the issuance of $1.2 billion of medium-term notes, partially offset by $500 million of subordinated note maturities. As of March 31, 2016, there was $1.3 billion of parent company debt scheduled to mature in the remainder of 2016.

Effective January 1, 2015, the Company became subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement. Certain transition provisions apply until full implementation by January 1, 2017. The LCR rule requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At March 31, 2016, the Company was compliant with the fully implemented LCR requirement based on its interpretation of the final U.S. LCR rule.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced severe credit deterioration. The Company does not hold sovereign debt of any European country, but may have indirect exposure to sovereign debt through its investments in, and transactions with, European banks. At March 31, 2016 and December 31, 2015, the Company had investments in perpetual preferred stock issued by a European bank with an amortized cost totaling $22 million and unrealized losses totaling $1 million. The Company also transacts with various European banks as counterparties to interest rate and foreign currency derivatives for its hedging and customer-related activities; however, none of these banks are domiciled in the countries currently experiencing the most significant credit deterioration. These derivatives are subject to master netting arrangements. In addition, interest rate and foreign currency derivative transactions are subject to collateral arrangements which significantly limit the Company’s exposure to loss as they generally require daily posting of collateral. At March 31, 2016, the Company was in a net receivable position with four banks in Europe, totaling $11 million. The Company was in a net payable position to each of the other European banks.

The Company has not bought or sold credit protection on the debt of any European country or any company domiciled in Europe, nor does it provide retail

U.S. Bancorp	25

lending services in Europe. While the Company does not offer commercial lending services in Europe, it does provide financing to domestic multinational corporations that generate revenue from customers in European countries and provides a limited number of corporate credit cards in Europe to existing Company customers. While further deterioration in economic conditions in Europe could have a negative impact on these customers’ revenues, it is unlikely that any effect on the overall credit-worthiness of these multinational corporations would be significant to the Company.

The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2016, the Company had an aggregate amount on deposit with European banks of approximately $1.5 billion, predominately with the Central Bank of Ireland and Bank of England.

The money market funds managed by a subsidiary of the Company do not have any investments in European sovereign debt, other than approximately $254 million guaranteed by the country of Germany at March 31, 2016. Other than investments in banks located in the Netherlands, France and Germany, these funds do not have any unsecured investments in banks domiciled in the Eurozone.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2016 and December 31, 2015. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Effective January 1, 2018, the Company will be subject to a regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposures, which includes both on- and off-balance sheet exposures. At March 31, 2016, the Company’s SLR exceeds the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $46.8 billion at March 31, 2016, compared with $46.1 billion at December 31, 2015. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.7 percent and 9.3 percent, respectively, at March 31, 2016, compared with 7.6 percent and 9.2 percent, respectively, at December 31, 2015. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.2 percent at March 31, 2016, compared with 9.1 percent at December 31, 2015. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.9 percent at March 31, 2016 and December 31, 2015. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2016	December 31, 2015
Basel III transitional standardized approach:
Common equity tier 1 capital	$32,827	$32,612
Tier 1 capital	38,532	38,431
Total risk-based capital	45,412	45,313
Risk-weighted assets	346,227	341,360
Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.6%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.3
Total risk-based capital as a percent of risk-weighted assets	13.1	13.3
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.3	9.5
Basel III transitional advanced approaches:
Common equity tier 1 capital	$32,827	$32,612
Tier 1 capital	38,532	38,431
Total risk-based capital	42,318	42,262
Risk-weighted assets	267,309	261,668
Common equity tier 1 capital as a percent of risk-weighted assets	12.3%	12.5%
Tier 1 capital as a percent of risk-weighted assets	14.4	14.7
Total risk-based capital as a percent of risk-weighted assets	15.8	16.2

On March 11, 2015, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.022 billion of its common stock, from April 1, 2015 through June 30, 2016.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2016:

Period (Dollars in Millions, Except Per Share Data)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January	8,350,859	(b)	$39.14	8,150,859	$975
February	5,983,021	(c)	39.34	5,783,021	747
March	1,970,017	(d)	40.79	1,920,017	669
Total	16,303,897	(e)	$39.41	15,853,897	$669

(a)	All shares were purchased under the stock repurchase program announced on March 11, 2015.
(b)	Includes 200,000 shares of common stock purchased, at an average price per share of $39.13, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan (the “401(k) Plan”).
(c)	Includes 200,000 shares of common stock purchased, at an average price per share of $39.08, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.
(d)	Includes 50,000 shares of common stock purchased, at an average price per share of $39.40, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.
(e)	Includes 450,000 shares of common stock purchased, at an average price per share of $39.14, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s 401(k) Plan.

Refer to “Management’s Discussion and Analysis —Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on capital management.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2016, certain organization and methodology changes were made and, accordingly, 2015 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $118 million of the Company’s net income in the first quarter of 2016, or a decrease of $82 million (41.0 percent) compared with the first

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended March 31, (Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$520	$480	8.3%	$1,167	$1,139	2.5%
Noninterest income	206	220	(6.4)	552	620	(11.0)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	726	700	3.7	1,719	1,759	(2.3)
Noninterest expense	338	327	3.4	1,198	1,174	2.0
Other intangibles	1	1	–	8	10	(20.0)
Total noninterest expense	339	328	3.4	1,206	1,184	1.9
Income before provision and income taxes	387	372	4.0	513	575	(10.8)
Provision for credit losses	201	57	*	(65)	12	*
Income before income taxes	186	315	(41.0)	578	563	2.7
Income taxes and taxable-equivalent adjustment	68	115	(40.9)	210	205	2.4
Net income	118	200	(41.0)	368	358	2.8
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$118	$200	(41.0)	$368	$358	2.8
Average Balance Sheet
Commercial	$69,353	$62,714	10.6%	$10,192	$9,642	5.7%
Commercial real estate	19,471	19,247	1.2	19,197	19,183	.1
Residential mortgages	6	9	(33.3)	52,126	49,771	4.7
Credit card	–	–	–	–	–	–
Other retail	2	3	(33.3)	49,004	47,239	3.7
Total loans, excluding covered loans	88,832	81,973	8.4	130,519	125,835	3.7
Covered loans	–	–	–	4,466	5,163	(13.5)
Total loans	88,832	81,973	8.4	134,985	130,998	3.0
Goodwill	1,647	1,648	(.1)	3,681	3,680	–
Other intangible assets	18	21	(14.3)	2,513	2,493	.8
Assets	97,255	90,501	7.5	149,320	146,503	1.9
Noninterest-bearing deposits	36,352	34,428	5.6	26,303	24,819	6.0
Interest checking	6,850	7,674	(10.7)	42,180	39,013	8.1
Savings products	35,774	25,486	40.4	56,211	52,472	7.1
Time deposits	12,118	17,142	(29.3)	14,651	16,952	(13.6)
Total deposits	91,094	84,730	7.5	139,345	133,256	4.6
Total U.S. Bancorp shareholders’ equity	8,755	8,049	8.8	11,084	11,529	(3.9)

*	Not meaningful

quarter of 2015. The decrease was primarily due to increases in the provision for credit losses and noninterest expense, partially offset by an increase in net revenue.

Net revenue increased $26 million (3.7 percent) in the first quarter of 2016, compared with the first quarter of 2015. Net interest income, on a taxable-equivalent basis, increased $40 million (8.3 percent) in the first quarter of 2016, compared with the first quarter of 2015. The increase was primarily due to higher average loans, partially offset by lower rates and fees on loans. Noninterest income decreased $14 million (6.4 percent) in the first quarter of 2016, compared with the first quarter of 2015, driven by higher loan-related charges, partially offset by higher commercial leasing revenue.

Noninterest expense increased $11 million (3.4 percent) in the first quarter of 2016, compared with the first quarter of 2015, primarily due to an increase in variable costs allocated to manage the business. The provision for credit losses increased $144 million in the first quarter of 2016, compared with the first quarter of

2015, due to an unfavorable change in the reserve allocation driven by a decline in energy prices and an increase in net charge-offs.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Small Business Banking contributed $368 million of the Company’s net income in the first quarter of 2016, or an increase of $10 million (2.8 percent) compared with the first quarter of 2015. The increase was due to a decrease in the provision for credit losses, partially offset by lower net revenue and higher noninterest expense.

Net revenue decreased $40 million (2.3 percent) in the first quarter of 2016, compared with the first quarter of 2015. Noninterest income decreased $68 million (11.0

28	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change

$117	$80	46.3%	$527	$467	12.8%	$557	$586	(4.9)%	$2,888	$2,752	4.9%
379	358	5.9	816	777	5.0	193	179	7.8	2,146	2,154	(.4)
–	–	–	–	–	–	3	–	*	3	–	*
496	438	13.2	1,343	1,244	8.0	753	765	(1.6)	5,037	4,906	2.7
368	353	4.2	647	598	8.2	153	170	(10.0)	2,704	2,622	3.1
6	7	(14.3)	30	25	20.0	–	–	–	45	43	4.7
374	360	3.9	677	623	8.7	153	170	(10.0)	2,749	2,665	3.2
122	78	56.4	666	621	7.2	600	595	.8	2,288	2,241	2.1
(4)	(2)	*	192	197	(2.5)	6	–	*	330	264	25.0
126	80	57.5	474	424	11.8	594	595	(.2)	1,958	1,977	(1.0)
46	29	58.6	172	154	11.7	61	30	*	557	533	4.5
80	51	56.9	302	270	11.9	533	565	(5.7)	1,401	1,444	(3.0)
–	–	–	(9)	(8)	(12.5)	(6)	(5)	(20.0)	(15)	(13)	(15.4)
$80	$51	56.9	$293	$262	11.8	$527	$560	(5.9)	$1,386	$1,431	(3.1)

$2,893	$2,292	26.2%	$7,022	$6,595	6.5%	$360	$265	35.8%	$89,820	$81,508	10.2%
535	586	(8.7)	–	–	–	3,198	3,655	(12.5)	42,401	42,671	(.6)
2,076	1,634	27.1	–	–	–	–	12	*	54,208	51,426	5.4
–	–	–	20,244	17,823	13.6	–	–	–	20,244	17,823	13.6
1,540	1,451	6.1	551	627	(12.1)	–	–	–	51,097	49,320	3.6
7,044	5,963	18.1	27,817	25,045	11.1	3,558	3,932	(9.5)	257,770	242,748	6.2
–	1	*	–	–	–	45	38	18.4	4,511	5,202	(13.3)
7,044	5,964	18.1	27,817	25,045	11.1	3,603	3,970	(9.2)	262,281	247,950	5.8
1,567	1,568	(.1)	2,464	2,482	(.7)	–	–	–	9,359	9,378	(.2)
109	137	(20.4)	508	425	19.5	–	–	–	3,148	3,076	2.3
10,172	9,201	10.6	33,999	30,988	9.7	130,811	124,643	4.9	421,557	401,836	4.9
12,959	12,750	1.6	961	892	7.7	1,994	1,622	22.9	78,569	74,511	5.4
8,840	7,354	20.2	–	587	*	40	30	33.3	57,910	54,658	5.9
33,144	31,399	5.6	95	87	9.2	488	478	2.1	125,712	109,922	14.4
3,545	2,997	18.3	–	–	–	3,373	2,278	48.1	33,687	39,369	(14.4)
58,488	54,500	7.3	1,056	1,566	(32.6)	5,895	4,408	33.7	295,878	278,460	6.3
2,371	2,299	3.1	6,326	5,780	9.4	18,202	16,421	10.8	46,738	44,078	6.0

percent) in the first quarter of 2016, compared with the first quarter of 2015, driven by lower mortgage banking revenue, reflecting the impact of lower origination and sales revenue, and lower retail leasing revenue due to lower end-of-term gains on auto leases driven by lower used car values. Net interest income, on a taxable-equivalent basis, increased $28 million (2.5 percent) in the first quarter of 2016, compared with the first quarter of 2015. The increase in net interest income was primarily due to higher average loan and deposit balances, partially offset by lower rates.

Noninterest expense increased $22 million (1.9 percent) in the first quarter of 2016, compared with the first quarter of 2015, primarily due to higher professional services expense principally due to compliance-related matters, along with higher compensation expense reflecting the impact of merit increases, one additional day in the first quarter of 2016 and higher variable compensation. The provision for credit losses decreased $77 million in the first quarter of 2016, compared with the first quarter of 2015. The decrease was primarily due to a favorable change in the reserve allocation driven by improvements in the mortgage portfolio.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $80 million of the Company’s net income in the first quarter of 2016, or an increase of $29 million (56.9 percent) compared with the first quarter of 2015. The increase was primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $58 million (13.2 percent) in the first quarter of 2016, compared with the first quarter of 2015. The increase was driven by higher net interest

U.S. Bancorp	29

income, on a taxable-equivalent basis, of $37 million (46.3 percent), principally due to the impact of higher rates on the margin benefit from deposits and higher average deposit balances, along with a $21 million (5.9 percent) increase in noninterest income, reflecting the impact of lower fee waivers.

Noninterest expense increased $14 million (3.9 percent) in the first quarter of 2016, compared with the first quarter of 2015. The increase was primarily due to higher compensation, reflecting the impact of merit increases, one additional day in the first quarter of 2016 and higher variable compensation.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $293 million of the Company’s net income in the first quarter of 2016, or an increase of $31 million (11.8 percent) compared with the first quarter of 2015. The increase was due to higher net revenue and a decrease in the provision for credit losses, partially offset by higher noninterest expense.

Net revenue increased $99 million (8.0 percent) in the first quarter of 2016, compared with the first quarter of 2015. Net interest income, on a taxable-equivalent basis, increased $60 million (12.8 percent) in the first quarter of 2016, compared with the first quarter of 2015, primarily due to higher average loan balances and fees. Noninterest income increased $39 million (5.0 percent) in the first quarter of 2016, compared with the first quarter of 2015, due to an increase in credit and debit card revenue on higher transaction volumes, along with higher merchant processing services revenue, driven by increased transaction volumes and product fees and equipment sales to merchants related to new chip card technology requirements, partially offset by the impact of foreign currency rate changes.

Noninterest expense increased $54 million (8.7 percent) in the first quarter of 2016, compared with the first quarter of 2015, driven by higher compensation expense and increased technology and communications expense, which was impacted by portfolio acquisitions, along with higher net shared services expense. The provision for credit losses decreased $5 million (2.5 percent) in the first quarter of 2016, compared with the first quarter of 2015, due to a favorable change in the reserve allocation and lower net charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $527 million in the first quarter of 2016, compared with $560 million in the first quarter of 2015. The $33 million (5.9 percent) decrease in the first quarter of 2016 from the same period of the prior year was due to a decrease in net revenue and increases in the provision for credit losses and income tax expense, partially offset by a decrease in noninterest expense.

Net revenue decreased $12 million (1.6 percent) in the first quarter of 2016, compared with the first quarter of 2015. Net interest income, on a taxable-equivalent basis, decreased $29 million (4.9 percent) in the first quarter of 2016, compared with the first quarter of 2015, principally due to the impact of higher rates credited to the business lines on deposits, partially offset by growth in the investment portfolio. Noninterest income increased $17 million (9.5 percent) in the first quarter of 2016, compared with the first quarter of 2015, mainly due to higher loan-related charges.

Noninterest expense decreased $17 million (10.0 percent) in the first quarter of 2016, compared with the first quarter of 2015, principally due to lower employee benefits expense, driven by lower pension costs, partially offset by higher compensation expense reflecting the impact of merit increases, one additional day in the first quarter of 2016 and higher variable compensation. The provision for credit losses was $6 million higher primarily due to an unfavorable change in the reserve allocation.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Income tax expense increased in the first quarter of 2016, compared with the first quarter of 2015, as a result of the resolution of certain tax matters in the first quarter of 2015.

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets,
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach, and
•	Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches.

30	U.S. Bancorp

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2016	December 31, 2015
Total equity	$47,393	$46,817
Preferred stock	(5,501)	(5,501)
Noncontrolling interests	(638)	(686)
Goodwill (net of deferred tax liability) (1)	(8,270)	(8,295)
Intangible assets, other than mortgage servicing rights	(820)	(838)
Tangible common equity (a)	32,164	31,497

Tangible common equity (as calculated above)	32,164	31,497
Adjustments (2)	99	67
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	32,263	31,564

Total assets	428,638	421,853
Goodwill (net of deferred tax liability) (1)	(8,270)	(8,295)
Intangible assets, other than mortgage servicing rights	(820)	(838)
Tangible assets (c)	419,548	412,720

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	346,227	341,360
Adjustments (3)	3,485	3,892
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	349,712	345,252
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	267,309	261,668
Adjustments (4)	3,707	4,099
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	271,016	265,767
Ratios
Tangible common equity to tangible assets (a)/(c)	7.7%	7.6%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.2	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	11.9	11.9

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.

U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2015.

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

32	U.S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$10,981	$11,147
Investment securities
Held-to-maturity (fair value $42,521 and $43,493, respectively)	42,113	43,590
Available-for-sale ($949 and $1,018 pledged as collateral, respectively) (a)	64,912	61,997
Loans held for sale (including $3,993 and $3,110 of mortgage loans carried at fair value, respectively)	4,005	3,184
Loans
Commercial	91,277	88,402
Commercial real estate	42,743	42,137
Residential mortgages	54,955	53,496
Credit card	19,957	21,012
Other retail	51,161	51,206
Total loans, excluding covered loans	260,093	256,253
Covered loans	4,429	4,596
Total loans	264,522	260,849
Less allowance for loan losses	(3,853)	(3,863)
Net loans	260,669	256,986
Premises and equipment	2,486	2,513
Goodwill	9,368	9,361
Other intangible assets	3,042	3,350
Other assets (including $89 and $121 of trading securities at fair value pledged as collateral, respectively) (a)	31,062	29,725
Total assets	$428,638	$421,853
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$80,407	$83,766
Interest-bearing (b)	225,941	216,634
Total deposits	306,348	300,400
Short-term borrowings	23,777	27,877
Long-term debt	34,872	32,078
Other liabilities	16,248	14,681
Total liabilities	381,245	375,036
Shareholders’ equity
Preferred stock	5,501	5,501
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/16 and 12/31/15 — 2,125,725,742 shares	21	21
Capital surplus	8,368	8,376
Retained earnings	47,267	46,377
Less cost of common stock in treasury: 3/31/16 — 393,719,352 shares; 12/31/15 — 380,534,801 shares	(13,658)	(13,125)
Accumulated other comprehensive income (loss)	(744)	(1,019)
Total U.S. Bancorp shareholders’ equity	46,755	46,131
Noncontrolling interests	638	686
Total equity	47,393	46,817
Total liabilities and equity	$428,638	$421,853

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes time deposits greater than $250,000 balances of $5.5 billion and $2.6 billion at March 31, 2016, and December 31, 2015, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2016	2015
Interest Income
Loans	$2,644	$2,493
Loans held for sale	31	41
Investment securities	517	495
Other interest income	29	32
Total interest income	3,221	3,061
Interest Expense
Deposits	139	118
Short-term borrowings	65	61
Long-term debt	182	184
Total interest expense	386	363
Net interest income	2,835	2,698
Provision for credit losses	330	264
Net interest income after provision for credit losses	2,505	2,434
Noninterest Income
Credit and debit card revenue	266	241
Corporate payment products revenue	170	170
Merchant processing services	373	359
ATM processing services	80	78
Trust and investment management fees	339	322
Deposit service charges	168	161
Treasury management fees	142	137
Commercial products revenue	197	200
Mortgage banking revenue	187	240
Investment products fees	40	47
Securities gains (losses), net
Realized gains (losses), net	3	–
Total other-than-temporary impairment	(2)	–
Portion of other-than-temporary impairment recognized in other comprehensive income	2	–
Total securities gains (losses), net	3	–
Other	184	199
Total noninterest income	2,149	2,154
Noninterest Expense
Compensation	1,249	1,179
Employee benefits	300	317
Net occupancy and equipment	248	247
Professional services	98	77
Marketing and business development	77	70
Technology and communications	233	214
Postage, printing and supplies	79	82
Other intangibles	45	43
Other	420	436
Total noninterest expense	2,749	2,665
Income before income taxes	1,905	1,923
Applicable income taxes	504	479
Net income	1,401	1,444
Net (income) loss attributable to noncontrolling interests	(15)	(13)
Net income attributable to U.S. Bancorp	$1,386	$1,431
Net income applicable to U.S. Bancorp common shareholders	$1,329	$1,365
Earnings per common share	$.77	$.77
Diluted earnings per common share	$.76	$.76
Dividends declared per common share	$.255	$.245
Average common shares outstanding	1,737	1,781
Average diluted common shares outstanding	1,743	1,789

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2016	2015
Net income	$1,401	$1,444
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	488	208
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(2)	–
Changes in unrealized gains and losses on derivative hedges	(96)	(28)
Foreign currency translation	(16)	17
Reclassification to earnings of realized gains and losses	76	99
Income taxes related to other comprehensive income (loss)	(175)	(114)
Total other comprehensive income (loss)	275	182
Comprehensive income	1,676	1,626
Comprehensive (income) loss attributable to noncontrolling interests	(15)	(13)
Comprehensive income attributable to U.S. Bancorp	$1,661	$1,613

See Notes to Consolidated Financial Statements.

U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2014	1,786	$4,756	$21	$8,313	$42,530	$(11,245)	$(896)	$43,479	$689	$44,168
Net income (loss)					1,431			1,431	13	1,444
Other comprehensive income (loss)							182	182		182
Preferred stock dividends					(60)			(60)		(60)
Common stock dividends					(438)			(438)		(438)
Issuance of common and treasury stock	6			(43)		199		156		156
Purchase of treasury stock	(12)					(518)		(518)		(518)
Distributions to noncontrolling interests								–	(14)	(14)
Stock option and restricted stock grants				45				45		45
Balance March 31, 2015	1,780	$4,756	$21	$8,315	$43,463	$(11,564)	$(714)	$44,277	$688	$44,965
Balance December 31, 2015	1,745	$5,501	$21	$8,376	$46,377	$(13,125)	$(1,019)	$46,131	$686	$46,817
Net income (loss)					1,386			1,386	15	1,401
Other comprehensive income (loss)							275	275		275
Preferred stock dividends					(61)			(61)		(61)
Common stock dividends					(444)			(444)		(444)
Issuance of common and treasury stock	3			(61)		92		31		31
Purchase of treasury stock	(16)					(625)		(625)		(625)
Distributions to noncontrolling interests								–	(13)	(13)
Purchase of noncontrolling interests				1	9			10	(50)	(40)
Stock option and restricted stock grants				52				52		52
Balance March 31, 2016	1,732	$5,501	$21	$8,368	$47,267	$(13,658)	$(744)	$46,755	$638	$47,393

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

Dollars in Millions (Unaudited)	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income attributable to U.S. Bancorp	$1,386	$1,431
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	330	264
Depreciation and amortization of premises and equipment	74	77
Amortization of intangibles	45	43
(Gain) loss on sale of loans held for sale	(194)	(259)
(Gain) loss on sale of securities and other assets	(90)	(63)
Loans originated for sale in the secondary market, net of repayments	(8,883)	(10,008)
Proceeds from sales of loans held for sale	8,198	9,885
Other, net	395	381
Net cash provided by operating activities	1,261	1,751
Investing Activities
Proceeds from sales of available-for-sale investment securities	530	123
Proceeds from maturities of held-to-maturity investment securities	2,088	2,334
Proceeds from maturities of available-for-sale investment securities	3,212	3,100
Purchases of held-to-maturity investment securities	(625)	(2,977)
Purchases of available-for-sale investment securities	(6,183)	(3,783)
Net increase in loans outstanding	(3,702)	(843)
Proceeds from sales of loans	299	441
Purchases of loans	(658)	(492)
Other, net	150	(404)
Net cash used in investing activities	(4,889)	(2,501)
Financing Activities
Net increase in deposits	5,950	3,868
Net decrease in short-term borrowings	(4,100)	(1,667)
Proceeds from issuance of long-term debt	6,607	3,322
Principal payments or redemption of long-term debt	(3,907)	(543)
Proceeds from issuance of common stock	33	152
Repurchase of common stock	(568)	(464)
Cash dividends paid on preferred stock	(66)	(61)
Cash dividends paid on common stock	(447)	(439)
Purchase of noncontrolling interests	(40)	–
Net cash provided by financing activities	3,462	4,168
Change in cash and due from banks	(166)	3,418
Cash and due from banks at beginning of period	11,147	10,654
Cash and due from banks at end of period	$10,981	$14,072

See Notes to Consolidated Financial Statements.

U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Accounting for Leases In February 2016, the FASB issued accounting guidance, effective for the Company on January 1, 2019, related to the accounting for leases. This guidance will require lessees to recognize all leases on the Consolidated Balance Sheet as lease assets and lease liabilities, with lessor accounting being largely unchanged. This guidance also requires additional disclosures regarding leasing arrangements. The Company expects the adoption of this guidance will not be material to its financial statements.

38	U.S. Bancorp

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2016					December 31, 2015
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$2,908	$57	$–	$–	$2,965	$2,925	$14	$–	$(20)	$2,919
Mortgage-backed securities
Residential
Agency	39,160	402	–	(59)	39,503	40,619	175	–	(273)	40,521
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	6	–	–	6	–	6	–	–	6
Other	9	3	–	–	12	10	3	–	–	13
Obligations of state and political subdivisions	8	1	–	(1)	8	8	1	–	(1)	8
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	18	–	–	(1)	17	18	–	–	(2)	16
Total held-to-maturity	$42,113	$469	$–	$(61)	$42,521	$43,590	$199	$–	$(296)	$43,493
Available-for-sale (b)
U.S. Treasury and agencies	$7,662	$110	$–	$(3)	$7,769	$4,611	$12	$–	$(27)	$4,596
Mortgage-backed securities
Residential
Agency	49,619	531	–	(99)	50,051	50,056	384	–	(364)	50,076
Non-agency
Prime (c)	297	6	(4)	(2)	297	316	6	(3)	(1)	318
Non-prime (d)	213	18	(4)	–	227	221	20	(1)	–	240
Commercial agency	32	–	–	–	32	52	–	–	–	52
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	16	2	–	–	18	16	3	–	–	19
Other	524	9	–	–	533	532	9	–	–	541
Obligations of state and political subdivisions	5,042	156	–	(1)	5,197	5,149	169	–	(2)	5,316
Corporate debt securities	678	5	–	(97)	586	677	3	–	(70)	610
Perpetual preferred securities	138	19	–	(15)	142	153	20	–	(12)	161
Other investments	28	32	–	–	60	34	34	–	–	68
Total available-for-sale	$64,249	$888	$(8)	$(217)	$64,912	$61,817	$660	$(4)	$(476)	$61,997

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.3 years at March 31, 2016, compared with 4.7 years at December 31, 2015. The corresponding weighted-average yields were 2.19 percent and 2.21 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.8 years at March 31, 2016, and 4.2 years at December 31, 2015. The corresponding weighted-average yields were 1.94 percent and 1.92 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2016, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $13.0 billion at March 31, 2016, and $13.1 billion at December 31, 2015, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $949 million at March 31, 2016, and $1.0 billion at December 31, 2015.

U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31,
(Dollars in Millions)	2016	2015
Taxable	$465	$436
Non-taxable	52	59
Total interest income from investment securities	$517	$495

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31,
(Dollars in Millions)	2016	2015
Realized gains	$3	$1
Realized losses	–	(1)
Net realized gains (losses)	$3	$–
Income tax (benefit) on net realized gains (losses)	$1	$–

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three months ended March 31, 2016 and 2015.

Changes in the credit losses on debt securities are summarized as follows:

Three Months Ended March 31,
(Dollars in Millions)	2016	2015
Balance at beginning of period	$84	$101
Increases in expected cash flows	–	(2)
Realized losses (a)	(3)	(3)
Balance at end of period	$81	$96

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

40	U.S. Bancorp

At March 31, 2016, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$–	$–	$61	$–	$61	$–
Residential agency mortgage-backed securities	3,837	(16)	4,231	(43)	8,068	(59)
Other asset-backed securities	2	–	6	–	8	–
Obligations of state and political subdivisions	–	–	2	(1)	2	(1)
Other debt securities	–	–	17	(1)	17	(1)
Total held-to-maturity	$3,839	$(16)	$4,317	$(45)	$8,156	$(61)
Available-for-sale
U.S. Treasury and agencies	$1,155	$(3)	$2	$–	$1,157	$(3)
Residential mortgage-backed securities
Agency	7,387	(28)	6,486	(71)	13,873	(99)
Non-agency (a)
Prime (b)	73	(1)	107	(5)	180	(6)
Non-prime (c)	38	(1)	13	(3)	51	(4)
Other asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	176	(1)	21	–	197	(1)
Corporate debt securities	–	–	399	(97)	399	(97)
Perpetual preferred securities	–	–	70	(15)	70	(15)
Total available-for-sale	$8,829	$(34)	$7,100	$(191)	$15,929	$(225)

(a)	The Company had $10 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2016, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2016		December 31, 2015
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$85,986	32.5%	$83,116	31.9%
Lease financing	5,291	2.0	5,286	2.0
Total commercial	91,277	34.5	88,402	33.9
Commercial Real Estate
Commercial mortgages	31,936	12.1	31,773	12.2
Construction and development	10,807	4.1	10,364	3.9
Total commercial real estate	42,743	16.2	42,137	16.1
Residential Mortgages
Residential mortgages	41,742	15.8	40,425	15.5
Home equity loans, first liens	13,213	5.0	13,071	5.0
Total residential mortgages	54,955	20.8	53,496	20.5
Credit Card	19,957	7.5	21,012	8.1
Other Retail
Retail leasing	5,268	2.0	5,232	2.0
Home equity and second mortgages	16,332	6.2	16,384	6.3
Revolving credit	3,220	1.2	3,354	1.3
Installment	7,162	2.7	7,030	2.7
Automobile	16,657	6.3	16,587	6.3
Student	2,522	.9	2,619	1.0
Total other retail	51,161	19.3	51,206	19.6
Total loans, excluding covered loans	260,093	98.3	256,253	98.2
Covered Loans	4,429	1.7	4,596	1.8
Total loans	$264,522	100.0%	$260,849	100.0%

The Company had loans of $80.5 billion at March 31, 2016, and $78.1 billion at December 31, 2015, pledged at the Federal Home Loan Bank, and loans of $64.5 billion at March 31, 2016, and $63.4 billion at December 31, 2015, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $544 million at March 31, 2016, and $550 million at December 31, 2015. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

Three Months Ended March 31, (Dollars in Millions)	2016	2015
Balance at beginning of period	$957	$1,309
Accretion	(92)	(98)
Disposals	(21)	(27)
Reclassifications from nonaccretable difference (a)	169	5
Other	–	(2)
Balance at end of period	$1,013	$1,187

(a)	Primarily relates to changes in expected credit performance.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 15-year period of

42	U.S. Bancorp

loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical time frame is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

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

The Company’s methodology for determining the appropriate allowance for credit losses for each loan segment also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards, internal review and other relevant business practices; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.

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

U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2015	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306
Add
Provision for credit losses	237	5	(56)	157	(11)	332	(2)	330
Deduct
Loans charged off	111	3	23	188	80	405	–	405
Less recoveries of loans charged off	(28)	(8)	(4)	(24)	(26)	(90)	–	(90)
Net loans charged off	83	(5)	19	164	54	315	–	315
Other changes (a)	–	–	–	(1)	–	(1)	–	(1)
Balance at March 31, 2016	$1,441	$734	$556	$875	$678	$4,284	$36	$4,320
Balance at December 31, 2014	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375
Add
Provision for credit losses	98	(23)	12	154	23	264	–	264
Deduct
Loans charged off	74	5	41	182	81	383	–	383
Less recoveries of loans charged off	(31)	(23)	(6)	(19)	(25)	(104)	–	(104)
Net loans charged off	43	(18)	35	163	56	279	–	279
Other changes (a)	(1)	–	–	–	–	(1)	(8)	(9)
Balance at March 31, 2015	$1,200	$721	$764	$871	$738	$4,294	$57	$4,351

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at March 31, 2016 Related to
Loans individually evaluated for impairment (a)	$45	$1	$–	$–	$–	$46	$–	$46
TDRs collectively evaluated for impairment	6	1	221	57	32	317	1	318
Other loans collectively evaluated for impairment	1,390	720	335	818	646	3,909	1	3,910
Loans acquired with deteriorated credit quality	–	12	–	–	–	12	34	46
Total allowance for credit losses	$1,441	$734	$556	$875	$678	$4,284	$36	$4,320
Allowance Balance at December 31, 2015 Related to
Loans individually evaluated for impairment (a)	$11	$2	$–	$–	$–	$13	$–	$13
TDRs collectively evaluated for impairment	10	7	236	57	33	343	2	345
Other loans collectively evaluated for impairment	1,266	703	395	826	710	3,900	–	3,900
Loans acquired with deteriorated credit quality	–	12	–	–	–	12	36	48
Total allowance for credit losses	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2016
Loans individually evaluated for impairment (a)	$616	$28	$13	$–	$–	$657	$–	$657
TDRs collectively evaluated for impairment	155	220	4,093	212	204	4,884	35	4,919
Other loans collectively evaluated for impairment	90,505	42,205	50,848	19,745	50,957	254,260	1,941	256,201
Loans acquired with deteriorated credit quality	1	290	1	–	–	292	2,453	2,745
Total loans	$91,277	$42,743	$54,955	$19,957	$51,161	$260,093	$4,429	$264,522
December 31, 2015
Loans individually evaluated for impairment (a)	$336	$41	$13	$–	$–	$390	$–	$390
TDRs collectively evaluated for impairment	138	235	4,241	210	211	5,035	35	5,070
Other loans collectively evaluated for impairment	87,927	41,566	49,241	20,802	50,995	250,531	2,059	252,590
Loans acquired with deteriorated credit quality	1	295	1	–	–	297	2,502	2,799
Total loans	$88,402	$42,137	$53,496	$21,012	$51,206	$256,253	$4,596	$260,849

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

Credit Quality The credit quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company.

For all loan classes, loans are considered past due based on the number of days delinquent except for monthly amortizing loans which are classified delinquent based upon the number of contractually required payments not made (for example, two missed payments is considered 30 days delinquent). When a loan is placed on nonaccrual status, unpaid accrued interest is reversed, reducing interest income in the current period.

44	U.S. Bancorp

Commercial lending segment loans are generally placed on nonaccrual status when the collection of principal and interest has become 90 days past due or is otherwise considered doubtful. Commercial lending segment loans are generally fully or partially charged down to the fair value of the collateral securing the loan, less costs to sell, when the loan is placed on nonaccrual.

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2016
Commercial	$90,561	$195	$48	$473	$91,277
Commercial real estate	42,541	82	16	104	42,743
Residential mortgages (a)	53,975	134	169	677	54,955
Credit card	19,511	219	220	7	19,957
Other retail	50,734	195	75	157	51,161
Total loans, excluding covered loans	257,322	825	528	1,418	260,093
Covered loans	4,086	60	276	7	4,429
Total loans	$261,408	$885	$804	$1,425	$264,522
December 31, 2015
Commercial	$87,863	$317	$48	$174	$88,402
Commercial real estate	41,907	89	14	127	42,137
Residential mortgages (a)	52,438	170	176	712	53,496
Credit card	20,532	243	228	9	21,012
Other retail	50,745	224	75	162	51,206
Total loans, excluding covered loans	253,485	1,043	541	1,184	256,253
Covered loans	4,236	62	290	8	4,596
Total loans	$257,721	$1,105	$831	$1,192	$260,849

(a)	At March 31, 2016, $271 million of loans 30–89 days past due and $2.8 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $320 million and $2.9 billion at December 31, 2015, respectively.

U.S. Bancorp

At March 31, 2016, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $257 million ($224 million excluding covered assets), compared with $282 million ($250 million excluding covered assets) at December 31, 2015. This excludes $477 million and $535 million at March 31, 2016 and December 31, 2015, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2016 and December 31, 2015, was $2.3 billion and $2.6 billion, respectively, of which $1.7 billion and $1.9 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2016
Commercial (b)	$87,044	$1,495	$2,738	$4,233	$91,277
Commercial real estate	41,665	356	722	1,078	42,743
Residential mortgages (c)	54,037	1	917	918	54,955
Credit card	19,731	–	226	226	19,957
Other retail	50,872	6	283	289	51,161
Total loans, excluding covered loans	253,349	1,858	4,886	6,744	260,093
Covered loans	4,344	–	85	85	4,429
Total loans	$257,693	$1,858	$4,971	$6,829	$264,522
Total outstanding commitments	$544,957	$4,551	$6,849	$11,400	$556,357
December 31, 2015
Commercial (b)	$85,206	$1,629	$1,567	$3,196	$88,402
Commercial real estate	41,079	365	693	1,058	42,137
Residential mortgages (c)	52,548	2	946	948	53,496
Credit card	20,775	–	237	237	21,012
Other retail	50,899	6	301	307	51,206
Total loans, excluding covered loans	250,507	2,002	3,744	5,746	256,253
Covered loans	4,507	–	89	89	4,596
Total loans	$255,014	$2,002	$3,833	$5,835	$260,849
Total outstanding commitments	$539,614	$3,945	$4,845	$8,790	$548,404

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2016, $1.8 billion of loans ($4.2 billion of total outstanding commitments) to customers in energy-related businesses had a special mention or classified rating, compared with $1.1 billion of loans ($1.9 billion of total outstanding commitments) at December 31, 2015.
(c)	At March 31, 2016, $2.8 billion of GNMA loans 90 days or more past due and $1.8 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.9 billion and $1.9 billion at December 31, 2015, respectively.

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

46	U.S. Bancorp

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

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2016
Commercial	$820	$1,365	$51	$376
Commercial real estate	316	784	3	5
Residential mortgages	2,504	3,141	188	–
Credit card	212	212	57	–
Other retail	301	493	34	3
Total loans, excluding GNMA and covered loans	4,153	5,995	333	384
Loans purchased from GNMA mortgage pools	1,820	1,820	34	–
Covered loans	38	45	1	1
Total	$6,011	$7,860	$368	$385
December 31, 2015
Commercial	$520	$1,110	$25	$154
Commercial real estate	336	847	11	1
Residential mortgages	2,575	3,248	199	–
Credit card	210	210	57	–
Other retail	309	503	35	4
Total loans, excluding GNMA and covered loans	3,950	5,918	327	159
Loans purchased from GNMA mortgage pools	1,913	1,913	40	–
Covered loans	39	48	2	1
Total	$5,902	$7,879	$369	$160

(a)	Substantially all loans classified as impaired at March 31, 2016 and December 31, 2015, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2016		2015
Three Months Ended March 31, (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$670	$1	$311	$2
Commercial real estate	326	3	550	3
Residential mortgages	2,539	32	2,703	33
Credit card	211	1	233	2
Other retail	305	3	355	4
Total loans, excluding GNMA and covered loans	4,051	40	4,152	44
Loans purchased from GNMA mortgage pools	1,867	25	2,201	25
Covered loans	39	–	42	–
Total	$5,957	$65	$6,395	$69

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

U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2016			2015
Three Months Ended March 31, (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	601	$160	$161	359	$23	$23
Commercial real estate	24	7	7	25	13	13
Residential mortgages	278	32	32	374	51	51
Credit card	7,988	38	39	6,337	33	33
Other retail	609	11	11	622	11	11
Total loans, excluding GNMA and covered loans	9,500	248	250	7,717	131	131
Loans purchased from GNMA mortgage pools	2,868	313	311	2,024	246	245
Covered loans	3	–	–	1	–	–
Total loans	12,371	$561	$561	9,742	$377	$376

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2016, at March 31, 2016, 120 residential mortgages, 27 home equity and second mortgage loans and 913 loans purchased from GNMA mortgage pools with outstanding balances of $15 million, $2 million and $120 million, respectively, were in a trial period and have estimated post-modification balances of $19 million, $2 million and $124 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

48	U.S. Bancorp

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2016		2015
Three Months Ended March 31, (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	112	$2	164	$2
Commercial real estate	10	5	5	2
Residential mortgages	31	5	106	13
Credit card	1,573	7	1,578	8
Other retail	78	1	131	3
Total loans, excluding GNMA and covered loans	1,804	20	1,984	28
Loans purchased from GNMA mortgage pools	26	3	198	26
Covered loans	–	–	–	–
Total loans	1,830	$23	2,182	$54

In addition to the defaults in the table above, for the three months ended March 31, 2016, the Company had a total of 611 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools with aggregate outstanding balances of $88 million where borrowers did not successfully complete the trial period arrangement and therefore are no longer eligible for a permanent modification under the applicable modification program.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	March 31, 2016				December 31, 2015
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$2,453	$583	$–	$3,036	$2,502	$615	$–	$3,117
Other retail loans	–	416	–	416	–	447	–	447
Losses reimbursable by the FDIC (a)	–	–	394	394	–	–	517	517
Unamortized changes in FDIC asset (b)	–	–	583	583	–	–	515	515
Covered loans	2,453	999	977	4,429	2,502	1,062	1,032	4,596
Foreclosed real estate	–	–	33	33	–	–	32	32
Total covered assets	$2,453	$999	$1,010	$4,462	$2,502	$1,062	$1,064	$4,628

(a)	Relates to loss sharing agreements with remaining terms up to three years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

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

U.S. Bancorp

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

Effective January 1, 2016, the Company adopted accounting guidance, issued by the FASB in February 2015, relating to the analysis required by organizations to evaluate whether they should consolidate certain legal entities. The adoption of this guidance did not have a material impact on the Company’s financial statements, and specifically excludes registered money market funds from the consolidation analysis. The Company provides financial support primarily through the use of waivers of management fees associated with various registered money market funds it manages, which are excluded from the consolidation analysis. During the first quarter of 2016, the Company provided $17 million of support to the funds, compared with $30 million in the first quarter of 2015.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $168 million for each of the three months ended March 31, 2016 and 2015. The Company also recognized $223 million and $114 million of investment tax credits for the three months ended March 31, 2016 and 2015, respectively. The Company recognized $151 million and $146 million of expenses related to all of these investments for the three months ended March 31, 2016 and 2015, respectively, of which $67 million and $66 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2016	December 31, 2015
Investment carrying amount	$5,370	$5,257
Unfunded capital and other commitments	2,672	2,499
Maximum exposure to loss	9,551	9,436

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $28 million at March 31, 2016, compared with $32 million at December 31, 2015. The maximum exposure to loss related to these VIEs was $44 million at March 31, 2016 and $47 million at December 31, 2015, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

50	U.S. Bancorp

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $45 million at March 31, 2016, compared with less than $1 million to $46 million at December 31, 2015.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2016, approximately $2.9 billion of the Company’s assets and $2.2 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.0 billion and $2.2 billion, respectively, at December 31, 2015. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2016 and December 31, 2015, $28 million of the held- to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2016, $2.0 billion of available-for-sale investment securities and $2.0 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.3 billion of available-for-sale investment securities and $2.2 billion of short-term borrowings at December 31, 2015.

Note 6	Mortgage Servicing Rights

The Company serviced $232.2 billion of residential mortgage loans for others at March 31, 2016, and $231.8 billion at December 31, 2015, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net losses of $22 million and $1 million for the three months ended March 31, 2016 and 2015, respectively. Loan servicing fees, not including valuation changes, included in mortgage banking revenue, were $184 million and $178 million for the three months ended March 31, 2016 and 2015, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended March 31, (Dollars in Millions)	2016	2015
Balance at beginning of period	$2,512	$2,338
Rights purchased	9	6
Rights capitalized	99	145
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(301)	(131)
Other changes in fair value (b)	(97)	(108)
Balance at end of period	$2,222	$2,250

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2016						December 31, 2015
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(590)	$(296)	$(145)	$134	$249	$467	$(598)	$(250)	$(114)	$96	$176	$344
Derivative instrument hedges	528	274	138	(134)	(263)	(517)	475	226	107	(98)	(192)	(377)
Net sensitivity	$(62)	$(22)	$(7)	$–	$(14)	$(50)	$(123)	$(24)	$(7)	$(2)	$(16)	$(33)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2016				December 31, 2015
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$28,241	$39,921	$161,586	$229,748	$26,492	$40,350	$162,533	$229,375
Fair value	$314	$385	$1,523	$2,222	$297	$443	$1,772	$2,512
Value (bps) (b)	111	96	94	97	112	110	109	110
Weighted-average servicing fees (bps)	36	34	27	29	36	34	27	29
Multiple (value/servicing fees)	3.08	2.82	3.48	3.34	3.11	3.24	4.04	3.79
Weighted-average note rate	4.45%	4.06%	4.08%	4.12%	4.46%	4.08%	4.09%	4.13%
Weighted-average age (in years)	3.1	3.7	3.5	3.5	3.1	3.6	3.4	3.4
Weighted-average expected prepayment (constant prepayment rate)	12.7%	17.2%	13.3%	13.9%	12.8%	13.9%	10.4%	11.3%
Weighted-average expected life (in years)	6.1	4.8	5.5	5.5	6.1	5.7	6.6	6.4
Weighted-average discount rate	11.8%	11.2%	9.4%	10.0%	11.8%	11.2%	9.4%	10.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Value is calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.

Note 7	Preferred Stock

At March 31, 2016 and December 31, 2015, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2016				December 31, 2015
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Total preferred stock (a)	189,910	$5,686	$185	$5,501	189,910	$5,686	$185	$5,501

(a)	The par value of all shares issued and outstanding at March 31, 2016 and December 31, 2015, was $1.00 per share.

52	U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2016
Balance at beginning of period	$111	$36	$(67)	$(1,056)	$(43)	$(1,019)
Changes in unrealized gains and losses	488	–	(96)	–	–	392
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(2)	–	–	–	–	(2)
Foreign currency translation adjustment (a)	–	–	–	–	(16)	(16)
Reclassification to earnings of realized gains and losses	(3)	(5)	43	41	–	76
Applicable income taxes	(187)	2	21	(16)	5	(175)
Balance at end of period	$407	$33	$(99)	$(1,031)	$(54)	$(744)

2015
Balance at beginning of period	$392	$52	$(172)	$(1,106)	$(62)	$(896)
Changes in unrealized gains and losses	208	–	(28)	–	–	180
Foreign currency translation adjustment (a)	–	–	–	–	17	17
Reclassification to earnings of realized gains and losses	–	(7)	50	56	–	99
Applicable income taxes	(80)	3	(8)	(22)	(7)	(114)
Balance at end of period	$520	$48	$(158)	$(1,072)	$(52)	$(714)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2016	2015
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$3	$–	Total securities gains (losses), net
	(1)	–	Applicable income taxes
	2	–	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	5	7	Interest income
	(2)	(3)	Applicable income taxes
	3	4	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(43)	(50)	Interest expense
	16	19	Applicable income taxes
	(27)	(31)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(41)	(56)	Employee benefits expense
	16	22	Applicable income taxes
	(25)	(34)	Net-of-tax
Total impact to net income	$(47)	$(61)

U.S. Bancorp

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2016	2015
Net income attributable to U.S. Bancorp	$1,386	$1,431
Preferred dividends	(61)	(60)
Impact of the purchase of noncontrolling interests (a)	9	–
Earnings allocated to participating stock awards	(5)	(6)
Net income applicable to U.S. Bancorp common shareholders	$1,329	$1,365
Average common shares outstanding	1,737	1,781
Net effect of the exercise and assumed purchase of stock awards	6	8
Average diluted common shares outstanding	1,743	1,789
Earnings per common share	$.77	$.77
Diluted earnings per common share	$.76	$.76

(a)	Represents the difference between the carrying amount and amount paid by the Company to purchase third party investor holdings of the preferred stock of USB Realty Corp, a consolidated subsidiary of the Company.

Options outstanding at March 31, 2016 and 2015, to purchase 2 million and 1 million common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2016	2015	2016	2015
Service cost	$44	$47	$–	$–
Interest cost	52	48	1	1
Expected return on plan assets	(66)	(56)	–	–
Prior service cost (credit) amortization	(1)	(1)	(1)	(1)
Actuarial loss (gain) amortization	44	59	(1)	(1)
Net periodic benefit cost	$73	$97	$(1)	$(1)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31,
(Dollars in Millions)	2016	2015
Federal
Current	$301	$380
Deferred	107	20
Federal income tax	408	400
State
Current	90	84
Deferred	6	(5)
State income tax	96	79
Total income tax provision	$504	$479

54	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31,
(Dollars in Millions)	2016	2015
Tax at statutory rate	$667	$673
State income tax, at statutory rates, net of federal tax benefit	63	51
Tax effect of
Tax credits and benefits, net of related expenses	(166)	(164)
Tax-exempt income	(50)	(52)
Noncontrolling interests	(5)	(4)
Other items (a)	(5)	(25)
Applicable income taxes	$504	$479

(a)	Includes the resolution of certain tax matters with taxing authorities in the first quarter of 2015.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2016, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.6 billion at March 31, 2016, and $1.5 billion at December 31, 2015.

Note 12	Derivative Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value in other assets or in other liabilities. On the date the Company enters into a derivative contract, the derivative is designated as either a fair value hedge, cash flow hedge, net investment hedge, or a designation is not made as it is a customer-related transaction, an economic hedge for asset/liability risk management purposes or another stand-alone derivative created through the Company’s operations (“free-standing derivative”). When a derivative is designated as a fair value, cash flow or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2016, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2016, the Company had $99 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $67 million (net-of-tax) of realized and unrealized losses at December 31, 2015. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2016 and the next 12 months are losses of $51 million (net-of-tax) and $62 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2016, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign businesses driven

U.S. Bancorp

by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three months ended March 31, 2016. There were no non-derivative debt instruments designated as net investment hedges at March 31, 2016 or December 31, 2015.

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

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks”, which is incorporated by reference into these Notes to Consolidated Financial Statements.

56	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2016
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,550	$128	5.03	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,500	6	9.88	6,439	193	3.31
Net investment hedges
Foreign exchange forward contracts	–	–	–	1,170	30	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,650	54	.08	21	2	.05
Sell	455	5	.17	5,982	48	.10
Options
Purchased	2,000	–	.06	–	–	–
Written	3,532	47	.12	9	1	.10
Receive fixed/pay floating swaps	9,656	290	10.00	–	–	–
Pay fixed/receive floating swaps	–	–	–	4,381	277	9.71
Foreign exchange forward contracts	4,735	56	.01	1,139	13	.03
Equity contracts	62	2	.22	23	1	.58
Credit contracts	1,206	1	2.84	3,175	4	3.16
Other (a)	597	9	.02	1,278	73	1.34
Total	$31,943	$598		$23,617	$642
December 31, 2015
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,050	$73	4.43	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,772	7	9.22	5,009	146	1.13
Net investment hedges
Foreign exchange forward contracts	1,140	4	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	3,812	17	.07	452	1	.06
Sell	3,201	12	.09	2,559	7	.12
Options
Purchased	2,935	–	.06	–	–	–
Written	3,199	29	.10	5	1	.08
Receive fixed/pay floating swaps	3,733	42	9.98	4,748	18	10.18
Pay fixed/receive floating swaps	287	2	9.82	4,158	35	9.97
Foreign exchange forward contracts	3,023	13	.01	2,380	10	.03
Equity contracts	62	–	.47	24	1	.82
Credit contracts	1,192	2	2.58	2,821	3	2.99
Other (a)	36	–	.04	662	64	2.60
Total	$27,442	$201		$22,818	$286

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $597 million and $36 million at March 31, 2016 and December 31, 2015, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $681 million, $64 million and 2.50 years at March 31, 2016, respectively, compared to $626 million, $64 million and 2.75 years at December 31, 2015, respectively.

U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2016
Interest rate contracts
Receive fixed/pay floating swaps	$51,354	$2,000	5.24	$5,011	$8	3.25
Pay fixed/receive floating swaps	5,224	8	4.08	50,201	2,056	5.27
Options
Purchased	8,676	7	2.33	321	13	1.24
Written	321	14	1.24	8,256	5	2.24
Futures
Buy	3,870	2	1.02	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	24,917	938	.49	23,476	896	.51
Options
Purchased	1,708	49	1.29	–	–	–
Written	–	–	–	1,708	49	1.29
Total	$96,070	$3,018		$88,973	$3,027
December 31, 2015
Interest rate contracts
Receive fixed/pay floating swaps	$32,647	$1,097	5.69	$14,068	$54	4.71
Pay fixed/receive floating swaps	10,685	43	4.55	35,045	1,160	5.74
Options
Purchased	8,705	10	2.61	146	1	2.23
Written	146	2	2.23	8,482	9	2.57
Futures
Buy	–	–	–	2,859	2	.84
Sell	45	–	.97	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	18,399	851	.59	17,959	830	.58
Options
Purchased	1,485	43	1.19	–	–	–
Written	–	–	–	1,485	43	1.19
Total	$72,112	$2,046		$80,044	$2,099

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2016	2015	2016	2015
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(59)	$(17)	$(27)	$(31)
Net investment hedges
Foreign exchange forward contracts	(32)	115	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2016 and 2015.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense.

58	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2016	2015
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$62	$34
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(47)	41
Purchased and written options	Mortgage banking revenue	93	59
Receive fixed/pay floating swaps	Mortgage banking revenue	242	115
Pay fixed/receive floating swaps	Mortgage banking revenue	9	–
Foreign exchange forward contracts	Commercial products revenue	25	20
Equity contracts	Compensation expense	(2)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	1,005	358
Pay fixed/receive floating swaps	Other noninterest income	(1,004)	(350)
Purchased and written options	Other noninterest income	2	–
Futures	Other noninterest income	4	–
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	17	20
Purchased and written options	Commercial products revenue	1	1

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $(61) million and $(33) million for the three months ended March 31, 2016 and 2015, respectively. The ineffective portion was immaterial for the three months ended March 31, 2016 and 2015.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2016, was $1.3 billion. At March 31, 2016, the Company had $1.2 billion of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $240.6 billion total notional amount of derivative positions at March 31, 2016, $91.2 billion related to those centrally cleared through clearinghouses and $8.2 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral

U.S. Bancorp

are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

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

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities or residential agency mortgage-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s broker-dealer. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels. At March 31, 2016 and December 31, 2015, the Company had no outstanding securities loaned transactions.

The following table summarizes the maturities by category of collateral pledged for repurchase agreements:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
March 31, 2016
U.S. Treasury and agencies	$88	$–	$88
Residential agency mortgage-backed securities	867	62	929
Gross amount of recognized liabilities	$955	$62	$1,017
December 31, 2015
U.S. Treasury and agencies	$122	$–	$122
Residential agency mortgage-backed securities	802	168	970
Gross amount of recognized liabilities	$924	$168	$1,092

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
March 31, 2016
Derivative assets (d)	$2,485	$(1,071)	$1,414	$(135)	$(3)	$1,276
Reverse repurchase agreements	93	–	93	(75)	(18)	–
Securities borrowed	749	–	749	–	(730)	19
Total	$3,327	$(1,071)	$2,256	$(210)	$(751)	$1,295
December 31, 2015
Derivative assets (d)	$1,879	$(807)	$1,072	$(82)	$–	$990
Reverse repurchase agreements	106	–	106	(102)	(4)	–
Securities borrowed	772	–	772	–	(753)	19
Total	$2,757	$(807)	$1,950	$(184)	$(757)	$1,009

(a)	Includes $212 million and $165 million of cash collateral related payables that were netted against derivative assets at March 31, 2016 and December 31, 2015, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $1.1 billion and $368 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at March 31, 2016 and December 31, 2015, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
March 31, 2016
Derivative liabilities (d)	$2,136	$(1,652)	$484	$(135)	$–	$349
Repurchase agreements	1,017	–	1,017	(75)	(942)	–
Total	$3,153	$(1,652)	$1,501	$(210)	$(942)	$349
December 31, 2015
Derivative liabilities (d)	$1,809	$(1,283)	$526	$(82)	$–	$444
Repurchase agreements	1,092	–	1,092	(102)	(990)	–
Total	$2,901	$(1,283)	$1,618	$(184)	$(990)	$444

(a)	Includes $793 million and $641 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2016 and December 31, 2015, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $1.5 billion and $576 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at March 31, 2016 and December 31, 2015, respectively.

Note 14	Fair Values of Assets and Liabilities

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

U.S. Bancorp

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the three months ended March 31, 2016 and 2015, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2016 and 2015, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

62	U.S. Bancorp

securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third party pricing service. The Company reviews the valuation methodologies utilized by the pricing service and, on a quarterly basis, reviews the security level prices provided by the pricing service against management’s expectation of fair value, based on changes in various benchmarks and market knowledge from recent trading activity. Additionally, each quarter, the Company validates the fair value provided by the pricing services by comparing them to recent observable market trades (where available), broker provided quotes, or other independent secondary pricing sources. Prices obtained from the pricing service are adjusted if they are found to be inconsistent with relevant market data. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, municipal securities, corporate debt securities, agency debt securities and certain perpetual preferred securities.

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities by using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to review by senior management in corporate functions, who are independent from the modeling. The fair value measurements are also compared to fair values provided by third party pricing services and broker provided quotes, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities and certain corporate debt securities.

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $52 million and a $49 million net gain for the three months ended March 31, 2016 and 2015, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology, and are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information when available, publicly available data and industry surveys and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios, and, therefore the determination of fair value requires significant management judgment. Refer to Note 6 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs,

U.S. Bancorp

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

The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and swap agreements executed in conjunction with the sale of a portion of its Class B common shares of Visa Inc. (the “Visa swaps”). The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above. The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common shares when there are changes in the conversion rate of the Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreements. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa related litigation contingencies, and the associated escrow funding. The fair value of the Visa swaps are calculated by the Company’s corporate development department using a discounted cash flow methodology which includes unobservable inputs about the timing and settlement amounts related to the resolution of certain Visa related litigation. The expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swaps. Accordingly, the Visa swaps are classified within Level 3. Refer to Note 15 for further information on the Visa restructuring and related card association litigation.

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

64	U.S. Bancorp

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

Significant Unobservable Inputs of Level 3 Assets and Liabilities

The following section provides information on the significant inputs used by the Company to determine the fair value measurements of Level 3 assets and liabilities recorded at fair value on the Consolidated Balance Sheet. In addition, the following section includes a discussion of the sensitivity of the fair value measurements to changes in the significant inputs and a description of any interrelationships between these inputs for Level 3 assets and liabilities recorded at fair value on a recurring basis. The discussion below excludes nonrecurring fair value measurements of collateral value used for impairment measures for loans and OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as Level 3 due to the significant judgment involved.

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

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at March 31, 2016:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	5%	20%	14%
Lifetime probability of default rates	–	6	4
Lifetime loss severity rates	15	60	32
Discount margin	2	6	3
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	17%	8%
Lifetime probability of default rates	3	12	7
Lifetime loss severity rates	20	70	51
Discount margin	1	11	3
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

U.S. Bancorp

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

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2016:

	Minimum	Maximum	Average
Expected prepayment	12%	20%	14%
Discount rate	9	13	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2016:

	Minimum	Maximum	Average
Expected loan close rate	9%	100%	78%
Inherent MSR value (basis points per loan)	2	183	113

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2016, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 78 percent and 4 percent, respectively.

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

66	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2016
Available-for-sale securities
U.S. Treasury and agencies	$6,887	$882	$–	$–	$7,769
Mortgage-backed securities
Residential
Agency	–	50,051	–	–	50,051
Non-agency
Prime (a)	–	–	297	–	297
Non-prime (b)	–	–	227	–	227
Commercial
Agency	–	32	–	–	32
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	18	–	–	18
Other	–	531	2	–	533
Obligations of state and political subdivisions	–	5,197	–	–	5,197
Corporate debt securities	103	474	9	–	586
Perpetual preferred securities	48	94	–	–	142
Other investments	33	27	–	–	60
Total available-for-sale	7,071	57,306	535	–	64,912
Mortgage loans held for sale	–	3,993	–	–	3,993
Mortgage servicing rights	–	–	2,222	–	2,222
Derivative assets	2	2,617	997	(1,071)	2,545
Other assets	173	757	–	–	930
Total	$7,246	$64,673	$3,754	$(1,071)	$74,602
Derivative liabilities	$–	$3,524	$145	$(1,652)	$2,017
Short-term borrowings (c)	144	666	–	–	810
Total	$144	$4,190	$145	$(1,652)	$2,827
December 31, 2015
Available-for-sale securities
U.S. Treasury and agencies	$3,708	$888	$–	$–	$4,596
Mortgage-backed securities
Residential
Agency	–	50,076	–	–	50,076
Non-agency
Prime (a)	–	–	318	–	318
Non-prime (b)	–	–	240	–	240
Commercial
Agency	–	52	–	–	52
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	19	–	–	19
Other	–	539	2	–	541
Obligations of state and political subdivisions	–	5,316	–	–	5,316
Corporate debt securities	102	499	9	–	610
Perpetual preferred securities	48	113	–	–	161
Other investments	40	28	–	–	68
Total available-for-sale	3,898	57,530	569	–	61,997
Mortgage loans held for sale	–	3,110	–	–	3,110
Mortgage servicing rights	–	–	2,512	–	2,512
Derivative assets	–	1,632	615	(807)	1,440
Other assets	202	589	–	–	791
Total	$4,100	$62,861	$3,696	$(807)	$69,850
Derivative liabilities	$2	$2,266	$117	$(1,283)	$1,102
Short-term borrowings (c)	122	645	–	–	767
Total	$124	$2,911	$117	$(1,283)	$1,869
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

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
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$318	$–		$(3)		$–	$–	$(18)	$–		$–	$297	$(3)
Non-prime (b)	240	–		(5)		–	–	(8)	–		–	227	(5)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	569	–	(c)	(8	) (f)	–	–	(26)	–		–	535	(8)
Mortgage servicing rights	2,512	(398	) (d)	–		9	–	–	99	(g)	–	2,222	(398	) (d)
Net derivative assets and liabilities	498	502	(e)	–		–	(2)	–	–		(147)	851	369	(h)
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$405	$–		$(1)		$–	$–	$(19)	$–		$–	$385	$(1)
Non-prime (b)	280	–		–		–	–	(7)	–		–	273	–
Asset-backed securities
Other	62	1		2		–	–	(4)	–		–	61	2
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	756	1	(c)	1	(f)	–	–	(30)	–		–	728	1
Mortgage servicing rights	2,338	(239	) (d)	–		6	–	–	145	(g)	–	2,250	(239	) (d)
Net derivative assets and liabilities	574	371	(i)	–		–	(1)	–	–		(215)	729	243	(j)
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $362 million included in other noninterest income and $140 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $289 million included in other noninterest income and $80 million included in mortgage banking revenue.
(i)	Approximately $207 million included in other noninterest income and $164 million included in mortgage banking revenue.
(j)	Approximately $139 million included in other noninterest income and $104 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2016				December 31, 2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$94	$94	$–	$–	$87	$87
Other assets (b)	–	–	42	42	–	–	66	66

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2016	2015
Loans (a)	$51	$25
Other assets (b)	9	9

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

68	U.S. Bancorp

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2016			December 31, 2015
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,993	$3,867	$126	$3,110	$3,032	$78
Nonaccrual loans	4	6	(2)	5	7	(2)
Loans 90 days or more past due	1	1	–	–	–	—

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of March 31, 2016 and December 31, 2015, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2016					December 31, 2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$10,981	$10,981	$–	$–	$10,981	$11,147	$11,147	$–	$–	$11,147
Federal funds sold and securities purchased under resale agreements	130	–	130	–	130	169	–	169	–	169
Investment securities held-to-maturity	42,113	2,330	40,113	78	42,521	43,590	2,275	41,138	80	43,493
Loans held for sale (a)	12	–	–	12	12	74	–	–	74	74
Loans	260,669	–	–	265,791	265,791	256,986	–	–	259,823	259,823
Other financial instruments	2,320	–	920	1,405	2,325	2,311	–	921	1,398	2,319
Financial Liabilities
Deposits	306,348	–	306,264	–	306,264	300,400	–	300,225	–	300,225
Short-term borrowings (b)	22,967	–	22,749	–	22,749	27,110	–	26,782	–	26,782
Long-term debt	34,872	–	35,452	–	35,452	32,078	–	32,412	–	32,412
Other liabilities	1,305	–	–	1,305	1,305	1,353	–	–	1,353	1,353

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $545 million and $515 million at March 31, 2016 and December 31, 2015, respectively. The carrying value of other guarantees was $189 million and $184 million at March 31, 2016 and December 31, 2015, respectively.

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

U.S. Bancorp

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The settlement has been approved by the court, but has been challenged by some class members and is being appealed. In addition, a number of class members opted out of the settlement and have filed actions against the Card Associations. At March 31, 2016, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three months ended March 31, 2016, the Company sold 0.5 million of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. The remaining 5.9 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., and thereby become marketable, upon final settlement of the Visa Litigation. These shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2016:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$62	$12,817
Third party borrowing arrangements	–	–	14
Securities lending indemnifications	6,454	–	6,318
Asset sales	–	114	5,136	(a)
Merchant processing	521	74	95,567
Contingent consideration arrangements	–	1	1
Tender option bond program guarantee	2,012	–	1,957
Minimum revenue guarantees	–	–	9
Other	–	–	852

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe, Mexico and Brazil through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2016, the value of airline tickets purchased to be delivered at a future date was $9.5 billion. The Company held collateral of $396 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2016 and December 31, 2015, the Company had reserved

70	U.S. Bancorp

$30 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of March 31, 2016 and December 31, 2015, the Company had $6 million and $12 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

Litigation and Regulatory Matters The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing legal and regulatory matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, it is possible that the ultimate resolution of one or more of these matters may have a material adverse effect on the Company’s results from operations for a particular period, and future changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results from operations, potentially materially.

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. Among these lawsuits are actions originally brought in June 2014 by a group of institutional investors, including BlackRock and PIMCO funds, against six bank trustees, including the Company. These actions are in early stages and currently are pending in the Supreme Court of the State of New York, New York County, and in the United States District Court for the Southern District of New York. In these lawsuits, the investors allege that U.S. Bank National Association as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs seek monetary damages in an unspecified amount and also seek equitable relief.

Regulatory Matters The Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases. The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering compliance program adequacy and effectiveness and sanctions compliance requirements as administered by the Office of Foreign Assets Control. The Company is cooperating with an investigation currently being conducted by the U.S. Attorney’s Office in Manhattan regarding Scott Tucker, who was recently indicted over the operation of an allegedly illegal payday lending business. Tucker, who is challenging his indictment, and his businesses maintained certain deposit accounts with the Company’s bank subsidiary. In October 2015, the Company entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) concerning deficiencies in its Bank Secrecy Act/anti-money laundering compliance program, and requiring an ongoing review of that program. If the Company does not satisfactorily correct the identified deficiencies, it could be required to enter into further orders, pay fines or penalties or further modify its business practices. Some of the compliance program enhancements and other actions required by the Consent Order have already been, or are currently in the process of being, implemented, and are not expected to be material to the Company.

The Company is also continually subject to examinations, inquiries and investigations in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management and consumer protection.

The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

In April 2011, the Company and certain other large financial institutions entered into Consent Orders with the OCC and the Board of Governors of the Federal Reserve System relating to residential mortgage servicing and

U.S. Bancorp

foreclosure practices. In June 2015, the Company entered into an agreement to amend the 2011 Consent Order it had with the OCC. The OCC terminated the amended Consent Order in February 2016. Depending on the Company’s progress toward addressing the requirements of the 2011 Consent Order it has with the Board of Governors of the Federal Reserve System, the Company may be required to enter into further orders and settlements, pay additional fines or penalties, make restitution or further modify the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

Outlook Due to their complex nature, it can be years before litigation and regulatory matters are resolved. The Company may be unable to develop an estimate or range of loss where matters are in early stages, there are significant factual or legal issues to be resolved, damages are unspecified or uncertain, or there is uncertainty as to a litigation class being certified or the outcome of pending motions, appeals or proceedings. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, the Company believes the upper end of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, will not be material to its financial condition, results of operations or cash flows. The Company’s estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. Actual results may vary significantly from the current estimates.

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 23 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 16	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2016 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

72	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2016			2015
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$106,031	$545	2.06%	$100,712	$526	2.09%	5.3%
Loans held for sale	3,167	31	3.92	4,338	41	3.75	(27.0)
Loans (b)
Commercial	89,820	624	2.79	81,508	556	2.76	10.2
Commercial real estate	42,401	416	3.94	42,671	413	3.92	(.6)
Residential mortgages	54,208	509	3.76	51,426	489	3.82	5.4
Credit card	20,244	549	10.91	17,823	475	10.81	13.6
Other retail	51,097	520	4.09	49,320	505	4.15	3.6
Total loans, excluding covered loans	257,770	2,618	4.08	242,748	2,438	4.06	6.2
Covered loans	4,511	52	4.63	5,202	79	6.04	(13.3)
Total loans	262,281	2,670	4.09	247,950	2,517	4.11	5.8
Other earning assets	6,729	29	1.75	7,841	32	1.67	(14.2)
Total earning assets	378,208	3,275	3.48	360,841	3,116	3.49	4.8
Allowance for loan losses	(3,864)			(4,088)			5.5
Unrealized gain (loss) on investment securities	648			905			(28.4)
Other assets	46,565			44,178			5.4
Total assets	$421,557			$401,836			4.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$78,569			$74,511			5.4%
Interest-bearing deposits
Interest checking	57,910	7	.05	54,658	8	.06	5.9
Money market savings	86,462	73	.34	73,889	42	.23	17.0
Savings accounts	39,250	9	.09	36,033	12	.14	8.9
Time deposits	33,687	50	.60	39,369	56	.57	(14.4)
Total interest-bearing deposits	217,309	139	.26	203,949	118	.23	6.6
Short-term borrowings	27,399	66	.97	29,497	62	.85	(7.1)
Long-term debt	34,808	182	2.10	34,436	184	2.17	1.1
Total interest-bearing liabilities	279,516	387	.56	267,882	364	.55	4.3
Other liabilities	16,056			14,678			9.4
Shareholders’ equity
Preferred equity	5,501			4,756			15.7
Common equity	41,237			39,322			4.9
Total U.S. Bancorp shareholders’ equity	46,738			44,078			6.0
Noncontrolling interests	678			687			(1.3)
Total equity	47,416			44,765			5.9
Total liabilities and equity	$421,557			$401,836			4.9
Net interest income		$2,888			$2,752
Gross interest margin			2.92%			2.94%
Gross interest margin without taxable-equivalent increments			2.86%			2.88%
Percent of Earning Assets
Interest income			3.48%			3.49%
Interest expense			.42			.41
Net interest margin			3.06%			3.08%
Net interest margin without taxable-equivalent increments			3.00%			3.02%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2015, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2016.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

74	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: May 6, 2016		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended March 31, 2016
Earnings
1.	Net income attributable to U.S. Bancorp		$1,386
2.	Applicable income taxes, including expense related to unrecognized tax positions		504
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,890
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$247
	b.	Portion of rents representative of interest and amortization of debt expense	27
	c.	Fixed charges excluding interest on deposits (4a + 4b)	274
	d.	Interest on deposits	139
	e.	Fixed charges including interest on deposits (4c + 4d)	$413
5.	Amortization of interest capitalized		$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,164
7.	Earnings including interest on deposits (3 + 4e + 5)		2,303
8.	Fixed charges excluding interest on deposits (4c)		274
9.	Fixed charges including interest on deposits (4e)		413
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		7.90
11.	Including interest on deposits (line 7/line 9)		5.58

*	Excludes interest expense related to unrecognized tax positions

76	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: May 6, 2016

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

Dated: May 6, 2016

78	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ KATHLEEN A. ROGERS
Richard K. Davis Chief Executive Officer Dated: May 6, 2016	Kathleen A. Rogers Chief Financial Officer

U.S. Bancorp	79

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

P.O. Box 30170

College Station, TX 77842-3170

Phone: 888-778-1311 or 201-680-6578 (international calls)

Internet: www.computershare.com/investor

Registered or Certified Mail:

Computershare

211 Quality Circle, Suite 210

College Station, TX 77845

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Computershare’s Investor Center website.

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

Investor Relations Contact

Jennifer A. Thompson, CFA

Senior Vice President, Investor Relations

jen.thompson@usbank.com

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

Code of Ethics

At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our style of ethical leadership is why we were named a World’s Most Ethical Company in 2015 by the Ethisphere Institute.

Each year, every employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About U.S. Bank and then Investor Relations and then Corporate Governance.

Diversity and Inclusion

At U.S. Bancorp, embracing diversity and fostering inclusion are business imperatives. We view everything we do through a diversity and inclusion lens to deepen our relationships with our stakeholders: our employees, customers, shareholders and communities.

Our employees bring their whole selves to work. We respect and value each other’s differences, strengths and perspectives, and we strive to reflect the communities we serve. This makes us stronger, more innovative and more responsive to our diverse customers’ needs.

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