Form 10-Q
period 2016-06-30
US BANCORP \DE\
filed 2016-08-05
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2016
Common Stock, $0.01 Par Value	1,711,533,617 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, U.S. Bancorp’s business and financial performance is likely to be negatively impacted by recently enacted and future legislation and regulation. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions (which could result, in part, from the United Kingdom’s withdrawal from the European Union); changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, including the “Risk Factors” section of this report. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$2,896	$2,770	4.5%	$5,784	$5,522	4.7%
Noninterest income	2,549	2,272	12.2	4,695	4,426	6.1
Securities gains (losses), net	3	–	*	6	–	*
Total net revenue	5,448	5,042	8.1	10,485	9,948	5.4
Noninterest expense	2,992	2,682	11.6	5,741	5,347	7.4
Provision for credit losses	327	281	16.4	657	545	20.6
Income before taxes	2,129	2,079	2.4	4,087	4,056	.8
Taxable-equivalent adjustment	51	54	(5.6)	104	108	(3.7)
Applicable income taxes	542	528	2.7	1,046	1,007	3.9
Net income	1,536	1,497	2.6	2,937	2,941	(.1)
Net (income) loss attributable to noncontrolling interests	(14)	(14)	–	(29)	(27)	(7.4)
Net income attributable to U.S. Bancorp	$1,522	$1,483	2.6	$2,908	$2,914	(.2)
Net income applicable to U.S. Bancorp common shareholders	$1,435	$1,417	1.3	$2,764	$2,782	(.6)
Per Common Share
Earnings per share	$.83	$.80	3.8%	$1.60	$1.57	1.9%
Diluted earnings per share	.83	.80	3.8	1.59	1.56	1.9
Dividends declared per share	.255	.255	–	.510	.500	2.0
Book value per share	24.37	22.51	8.3
Market value per share	40.33	43.40	(7.1)
Average common shares outstanding	1,725	1,771	(2.6)	1,731	1,776	(2.5)
Average diluted common shares outstanding	1,731	1,779	(2.7)	1,737	1,784	(2.6)
Financial Ratios
Return on average assets	1.43%	1.46%		1.38%	1.45%
Return on average common equity	13.8	14.3		13.4	14.2
Net interest margin (taxable-equivalent basis) (a)	3.02	3.03		3.04	3.05
Efficiency ratio (b)	54.9	53.2		54.8	53.7
Net charge-offs as a percent of average loans outstanding	.48	.48		.48	.47
Average Balances
Loans	$266,582	$246,560	8.1%	$264,432	$247,251	6.9%
Loans held for sale	3,796	7,908	(52.0)	3,481	6,133	(43.2)
Investment securities (c)	107,132	102,391	4.6	106,581	101,556	4.9
Earning assets	385,368	366,428	5.2	381,788	363,650	5.0
Assets	428,750	407,901	5.1	425,153	404,885	5.0
Noninterest-bearing deposits	79,171	77,347	2.4	78,870	75,937	3.9
Deposits	307,386	285,744	7.6	301,632	282,122	6.9
Short-term borrowings	21,103	27,758	(24.0)	24,251	28,622	(15.3)
Long-term debt	36,478	34,418	6.0	35,643	34,428	3.5
Total U.S. Bancorp shareholders’ equity	47,184	44,514	6.0	46,961	44,297	6.0

	June 30, 2016	December 31, 2015
Period End Balances
Loans	$268,521	$260,849	2.9%
Investment securities	108,520	105,587	2.8
Assets	438,463	421,853	3.9
Deposits	317,590	300,400	5.7
Long-term debt	36,941	32,078	15.2
Total U.S. Bancorp shareholders’ equity	47,390	46,131	2.7
Asset Quality
Nonperforming assets	$1,672	$1,523	9.8%
Allowance for credit losses	4,329	4,306	.5
Allowance for credit losses as a percentage of period-end loans	1.61%	1.65%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.5%	9.6%
Tier 1 capital	11.1	11.3
Total risk-based capital	13.4	13.3
Leverage	9.3	9.5
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.3	12.5
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)	12.0	11.9
Tangible common equity to tangible assets (d)	7.6	7.6
Tangible common equity to risk-weighted assets (d)	9.3	9.2

*	Not meaningful
(a)	Presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures on page 33.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the second quarter of 2016, or $0.83 per diluted common share, compared with $1.5 billion, or $0.80 per diluted common share, for the second quarter of 2015. Return on average assets and return on average common equity were 1.43 percent and 13.8 percent, respectively, for the second quarter of 2016, compared with 1.46 percent and 14.3 percent, respectively, for the second quarter of 2015. The results for the second quarter of 2016 included $180 million of equity investment income, primarily the result of the Company’s membership in Visa Europe Limited (“Visa Europe”) which was sold to Visa, Inc. on June 21, 2016, and a $110 million increase in reserves related to legal and regulatory matters along with a $40 million charitable contribution. Combined, these notable items increased the second quarter of 2016 diluted earnings per common share by $0.01.

Total net revenue, on a taxable-equivalent basis, for the second quarter of 2016 was $406 million (8.1 percent) higher than the second quarter of 2015, reflecting a 4.5 percent increase in net interest income and a 12.3 percent increase in noninterest income. The increase in net interest income from the second quarter of 2015 was mainly a result of loan growth. The noninterest income increase was primarily driven by the impact of the Visa Europe sale, along with growth in credit and debit card revenue, commercial products revenue, and trust and investment management fees.

Noninterest expense in the second quarter of 2016 was $310 million (11.6 percent) higher than the second quarter of 2015, the result of the second quarter 2016 increase in reserves related to legal and regulatory matters and a charitable contribution, as well as higher compensation expense related to the impact of merit increases and higher variable compensation expense, increased compliance costs, higher marketing expense as a result of brand advertising, higher technology and communications expense, and higher postage, printing and supplies expense.

The provision for credit losses for the second quarter of 2016 of $327 million was $46 million (16.4 percent) higher than the second quarter of 2015. Net charge-offs in the second quarter of 2016 were $317 million, compared with $296 million in the second quarter of 2015. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first six months of 2016 was $2.9 billion, or $1.59 per diluted common share, compared with $2.9 billion, or $1.56 per diluted common share, for the first six months of 2015. Return on average assets and return on average common equity were 1.38 percent and 13.4 percent, respectively, for the first six months of 2016, compared with 1.45 percent and 14.2 percent, respectively, for the first six months of 2015.

Total net revenue, on a taxable-equivalent basis, for the first six months of 2016 was $537 million (5.4 percent) higher than the first six months of 2015, reflecting a 4.7 percent increase in net interest income and a 6.2 percent increase in noninterest income. The increase in net interest income from a year ago was mainly the result of loan growth. The increase in noninterest income was primarily driven by the impact of the Visa Europe sale, along with growth in credit and debit card revenue, trust and investment management fees, merchant processing services revenue and commercial products revenue, partially offset by lower mortgage banking revenue.

Noninterest expense in the first six months of 2016 was $394 million (7.4 percent) higher than the first six months of 2015, the result of the second quarter 2016 increase in reserves related to legal and regulatory matters and a charitable contribution, as well as higher compensation expense related to the impact of merit increases and higher variable compensation expense, increased compliance costs, higher marketing expense as a result of brand advertising, higher technology and communications expense, and higher postage, printing and supplies expense.

The provision for credit losses for the first six months of 2016 of $657 million was $112 million (20.6 percent) higher than the first six months of 2015. Net charge-offs in the first six months of 2016 were $632 million, compared with $575 million in the first six months of 2015. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.9 billion in the second quarter and $5.8 billion in the first six months of 2016, representing increases of $126 million (4.5 percent) and $262 million (4.7 percent), respectively, over the same periods of 2015. The increases were driven by loan growth and higher rates, partially offset by the loan portfolio mix. Average earning assets were $18.9 billion (5.2 percent) higher in the second quarter and $18.1 billion (5.0 percent) higher in the first six months of 2016, compared with the same periods of 2015, driven by increases in loans and in investment securities. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2016 was 3.02 percent and 3.04 percent, respectively, compared with 3.03 percent and 3.05 percent in the second quarter and first six months of 2015, respectively. The decreases in the net interest margin from the same periods of the prior year were principally due to securities purchases at lower average rates and lower reinvestment rates on maturing securities, partially offset by higher rates on new loans. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average investment securities in the second quarter and first six months of 2016 were $4.7 billion (4.6 percent) and $5.0 billion (4.9 percent) higher, respectively, than the same periods of 2015, primarily due to purchases of U.S. Treasury and U.S. government agency-backed securities, net of prepayments and maturities, to support regulatory liquidity coverage ratio requirements.

Average total loans in the second quarter and first six months of 2016 were $20.0 billion (8.1 percent) and $17.2 billion (6.9 percent) higher, respectively, than the same periods of 2015, due to growth in commercial loans, credit card loans, residential mortgages and other retail loans. The increases were driven by higher demand for loans from new and existing customers. In addition, at the end of the fourth quarter of 2015, the Company acquired a credit card portfolio which increased average credit card loans by approximately $1.5 billion for both the second quarter and first six months of 2016. These increases were partially offset by a decline in loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans), a run-off portfolio.

Average total deposits for the second quarter and first six months of 2016 were $21.6 billion (7.6 percent) and $19.5 billion (6.9 percent) higher, respectively, than the same periods of 2015. Average noninterest-bearing deposits for the second quarter and first six months of 2016 increased $1.8 billion (2.4 percent) and $2.9 billion (3.9 percent), respectively, over the same periods of the prior year, mainly in Consumer and Small Business Banking and Wholesale Banking and Commercial Real Estate, partially offset by declines in balances in Wealth Management and Securities Services. Average total savings deposits for the second quarter and first six months of 2016 were $21.8 billion (12.7 percent) and $20.4 billion (12.1 percent) higher, respectively, over the same periods of the prior year, the result of growth across all business lines. Growth in Consumer and Small Business Banking total savings deposits included net new account growth of 2.8 percent in both the second quarter and first six months of 2016. Average time deposits for the second quarter and first six months of 2016 were $2.0 billion (5.6 percent) and $3.8 billion (10.2 percent) lower, respectively, compared with the same periods of 2015. The decreases were primarily due to lower Consumer and Small Business Banking balances driven by maturities, as well as declines related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2016 increased $46 million (16.4 percent) and $112 million (20.6 percent), respectively, compared with the same periods of 2015. The provision for credit losses was higher than net charge-offs by $10 million in the second quarter and higher than net charge-offs by $25 million in the first six months of 2016, compared with lower than net charge-offs by $15 million in the second quarter and lower than net charge-offs by $30 million in the first six months of 2015. The increase in the allowance for credit losses during the second quarter of 2016 was driven by loan portfolio growth, partially offset by reduced energy portfolio exposure and continued residential mortgage and home equity loans and lines credit quality improvement. The increase in the allowance for credit losses during the first six months of 2016 reflected loan portfolio growth and an increase in energy portfolio credit reserves in the first quarter, partially offset by residential mortgage and home equity loans and lines credit quality improvement. Net charge-offs increased $21 million (7.1 percent) and $57 million (9.9 percent) in the second quarter and first six months of 2016, respectively, compared with the same periods of the prior year, primarily due to higher commercial loan net charge-offs, partially offset by lower charge-offs related to residential mortgages and home equity loans. Refer to “Corporate Risk Profile” for further information on the

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Credit and debit card revenue	$296	$266	11.3%	$562	$507	10.8%
Corporate payment products revenue	181	178	1.7	351	348	.9
Merchant processing services	403	395	2.0	776	754	2.9
ATM processing services	84	80	5.0	164	158	3.8
Trust and investment management fees	358	334	7.2	697	656	6.3
Deposit service charges	179	174	2.9	347	335	3.6
Treasury management fees	147	142	3.5	289	279	3.6
Commercial products revenue	238	214	11.2	435	414	5.1
Mortgage banking revenue	238	231	3.0	425	471	(9.8)
Investment products fees	39	48	(18.8)	79	95	(16.8)
Securities gains (losses), net	3	–	*	6	–	*
Other	386	210	83.8	570	409	39.4
Total noninterest income	$2,552	$2,272	12.3%	$4,701	$4,426	6.2%

*	Not meaningful.

provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.6 billion in the second quarter and $4.7 billion in the first six months of 2016, representing increases of $280 million (12.3 percent) and $275 million (6.2 percent), respectively, compared with the same periods of 2015. The increases from a year ago were primarily due to higher other revenue, reflecting the second quarter 2016 Visa Europe sale, as well as higher credit and debit card revenue, trust and investment management fees, commercial product revenue and merchant processing services revenue. Credit and debit card revenue increased, reflecting higher transaction volumes including acquired portfolios. Trust and investment management fees increased, reflecting lower money market fee waivers. Commercial products revenue increased, driven by higher bond underwriting fees, as well as foreign currency customer activity and other capital markets activity resulting from market volatility. Merchant processing services revenue increased 2.0 percent in the second quarter and 2.9 percent in the first six months of 2016, compared with the same periods of 2015, as a result of higher transaction volumes. The increase in merchant processing services revenue for the first six months of 2016 over the same period of the prior year was also the result of higher equipment sales to merchants related to new chip card technology requirements. Adjusted for the impact of foreign currency rate changes, the increases would have been approximately 3.0 percent and 4.6 percent, respectively. Mortgage banking revenue and retail leasing revenue decreased for the first six months of 2016, compared with the same period of the prior year. The decrease in mortgage banking revenue was primarily due to lower origination and sales revenue driven by lower volume and lower pricing as a result of market competition. The decrease in retail leasing revenue was due to lower end-of-term gains on auto leases driven by lower used car values.

Noninterest Expense Noninterest expense was $3.0 billion in the second quarter and $5.7 billion in the first six months of 2016, representing increases of $310 million (11.6 percent) and $394 million (7.4 percent), respectively, compared with the same periods of 2015. The increases from a year ago were primarily due to higher compensation expense, marketing and business development expense, professional services expense, technology and communications expense and other noninterest expense, partially offset by lower employee benefits expense. Compensation expense increased principally due to the impact of merit increases, along with higher variable compensation including performance-based incentives. Marketing and business development expense increased reflecting the second quarter 2016 charitable contribution and higher marketing expense as a result of brand advertising. Professional services expense increased primarily due to compliance-related matters, while technology and communications expense increased as a result of acquired portfolio conversion costs and business initiatives across most business lines. In addition, postage, printing and supplies expense increased reflecting the impact of a prior year reimbursement from a business partner and other noninterest expense increased primarily due to the second quarter 2016 increase in reserves related to legal and regulatory matters. Offsetting these increases were lower employee benefits expense mainly due to lower pension costs.

Income Tax Expense The provision for income taxes was $542 million (an effective rate of 26.1 percent) for the second quarter and $1.0 billion (an effective rate of 26.3 percent) for the first six months of 2016, compared with $528 million (an effective rate of 26.1 percent) and $1.0 billion (an effective rate of 25.5 percent) for the same periods of 2015. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Compensation	$1,277	$1,196	6.8%	$2,526	$2,375	6.4%
Employee benefits	278	293	(5.1)	578	610	(5.2)
Net occupancy and equipment	243	247	(1.6)	491	494	(.6)
Professional services	121	106	14.2	219	183	19.7
Marketing and business development	149	96	55.2	226	166	36.1
Technology and communications	241	221	9.0	474	435	9.0
Postage, printing and supplies	77	64	20.3	156	146	6.8
Other intangibles	44	43	2.3	89	86	3.5
Other	562	416	35.1	982	852	15.3
Total noninterest expense	$2,992	$2,682	11.6%	$5,741	$5,347	7.4%
Efficiency ratio (a)	54.9%	53.2%		54.8%	53.7%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $268.5 billion at June 30, 2016, compared with $260.8 billion at December 31, 2015, an increase of $7.7 billion (2.9 percent). The increase was driven primarily by higher commercial loans, residential mortgages, commercial real estate loans and other retail loans, partially offset by lower credit card loans and covered loans.

Commercial loans and commercial real estate loans increased $4.1 billion (4.7 percent) and $1.2 billion (2.7 percent), respectively, at June 30, 2016, compared with December 31, 2015, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $2.4 billion (4.5 percent), reflecting origination activity in the first half of 2016. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Other retail loans increased $802 million (1.6 percent) at June 30, 2016, compared with December 31, 2015, driven by higher installment, auto, retail leasing and home equity and second mortgage loan balances, partially offset by decreases in revolving credit and student loan balances.

Credit card loans decreased $441 million (2.1 percent) at June 30, 2016, compared with December 31, 2015, primarily the result of customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $4.3 billion at June 30, 2016, compared with $3.2 billion at December 31, 2015. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the second quarter of 2016. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $108.5 billion at June 30, 2016, compared with $105.6 billion at December 31, 2015. The $2.9 billion (2.8 percent) increase reflected $2.2 billion of net investment purchases and an $814 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At June 30, 2016, the Company’s net unrealized gains on available-for-sale securities were $994 million, compared with $180 million at December 31, 2015. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $142 million at June 30, 2016, compared with $480 million at December 31, 2015. At June 30, 2016, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2016 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$1,933	$1,936	.6	1.00%	$100	$100	.8	.91%
Maturing after one year through five years	5,549	5,615	3.0	1.16	998	1,019	2.3	1.47
Maturing after five years through ten years	3,912	4,060	6.4	1.93	2,818	2,910	6.8	1.95
Maturing after ten years	1	1	11.2	4.15	–	–	–	–
Total	$11,395	$11,612	3.7	1.40%	$3,916	$4,029	5.5	1.80%
Mortgage-Backed Securities (a)
Maturing in one year or less	$921	$926	.6	1.97%	$626	$629	.7	2.17%
Maturing after one year through five years	44,355	44,896	3.8	1.82	36,515	36,977	3.4	1.93
Maturing after five years through ten years	2,120	2,155	6.3	2.00	899	911	6.2	1.55
Maturing after ten years	187	186	12.3	1.55	31	31	11.6	1.31
Total	$47,583	$48,163	3.8	1.83%	$38,071	$38,548	3.4	1.93%
Asset-Backed Securities (a)
Maturing in one year or less	$14	$16	.6	6.94%	$–	$–	.1	1.07%
Maturing after one year through five years	169	172	3.4	3.13	6	9	3.3	1.15
Maturing after five years through ten years	352	358	5.5	2.86	2	2	5.8	1.14
Maturing after ten years	–	–	–	–	–	6	17.8	1.16
Total	$535	$546	4.7	3.05%	$8	$17	3.9	1.15%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$2,388	$2,422	.4	7.03%	$–	$–	.7	7.77%
Maturing after one year through five years	1,114	1,175	1.9	6.71	1	1	2.9	8.14
Maturing after five years through ten years	1,369	1,458	7.9	5.37	7	7	9.3	2.61
Maturing after ten years	347	368	10.7	5.35	–	–	10.4	8.09
Total	$5,218	$5,423	3.4	6.42%	$8	$8	8.8	3.24%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$7	$7	.6	1.99%
Maturing after one year through five years	–	–	–	–	20	19	4.0	1.40
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	678	608	17.1	2.80	–	–	–	–
Total	$678	$608	17.1	2.80%	$27	$26	3.1	1.55%
Other Investments	$87	$138	10.6	5.07%	$–	$–	–	–%
Total investment securities (d)	$65,496	$66,490	3.9	2.14%	$42,030	$42,628	3.6	1.92%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.7 years at December 31, 2015, with a corresponding weighted-average yield of 2.21 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.2 years at December 31, 2015, with a corresponding weighted-average yield of 1.92 percent.
(e)	Weighted-average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Weighted-average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2016		December 31, 2015
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$15,311	14.2%	$7,536	7.2%
Mortgage-backed securities	85,654	79.7	91,265	86.6
Asset-backed securities	543	.5	558	.5
Obligations of state and political subdivisions	5,226	4.9	5,157	4.9
Other debt securities and investments	792	.7	891	.8
Total investment securities	$107,526	100.0%	$105,407	100.0%

U.S. Bancorp	7

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

Deposits Total deposits were $317.6 billion at June 30, 2016, compared with $300.4 billion at December 31, 2015, the result of increases in total savings deposits, noninterest-bearing deposits and time deposits. Money market deposit balances increased $10.3 billion (12.0 percent) at June 30, 2016, compared with December 31, 2015, primarily due to higher Wholesale Banking and Commercial Real Estate, corporate trust and broker-dealer balances. Savings account balances increased $1.9 billion (4.9 percent), primarily due to higher Consumer and Small Business Banking balances. Interest checking balances increased $1.8 billion (3.0 percent) primarily due to higher Wholesale Banking and Commercial Real Estate balances, partially offset by lower broker-dealer, corporate trust and Consumer and Small Business Banking balances. Noninterest-bearing deposits increased $2.8 billion (3.3 percent) at June 30, 2016, compared with December 31, 2015, primarily due to higher corporate trust and mortgage escrow-related balances, partially offset by lower Wholesale Banking and Commercial Real Estate balances. Time deposits increased $368 million (1.1 percent) at June 30, 2016, compared with December 31, 2015, primarily related to increases in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics, partially offset by lower Consumer and Small Business Banking balances due to maturities.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $18.4 billion at June 30, 2016, compared with $27.9 billion at December 31, 2015. The $9.5 billion (33.9 percent) decrease in short-term borrowings was primarily driven by lower commercial paper balances. Long-term debt was $36.9 billion at June 30, 2016, compared with $32.1 billion at December 31, 2015. The $4.8 billion (15.2 percent) increase was primarily due to the issuances of $4.4 billion of bank notes, $1.2 billion of medium-term notes and $1.0 billion of subordinated notes, and a $1.2 billion increase in Federal Home Loan Bank (“FHLB”) advances, partially offset by $3.1 billion of bank note and subordinated note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

8	U.S. Bancorp

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s Board of Directors has approved a risk management framework which establishes governance and risk management requirements for all risk-taking activities. This framework includes Company and business line risk appetite statements which set boundaries for the types and amount of risk that may be undertaken in pursuing business objectives and initiatives. The Board of Directors, primarily through its Risk Management Committee, oversees performance relative to the risk management framework, risk appetite statements, and other policy requirements.

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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Item 1A of Part II of this report for a detailed discussion of these factors.

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

U.S. Bancorp

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

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios, including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for a more detailed discussion on credit risk management processes.

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

10	U.S. Bancorp

Included within the commercial lending segment are energy loans, which represented 1.1 percent of the Company’s total loans outstanding at June 30, 2016. Continued low energy prices during 2016 has resulted in further deterioration of a portion of these loans, which has led to an increase in criticized commitments and nonperforming loans at June 30, 2016, compared with December 31, 2015.

The following table provides a summary of amounts outstanding and credit quality statistics for the Company’s energy loans:

(Dollars in Millions)	June 30, 2016	December 31, 2015
Loans outstanding	$3,024	$3,183
Total commitments outstanding	11,329	12,118
Total criticized commitments outstanding	3,658	1,886
Nonperforming assets	222	19
Allowance for credit losses as a percentage of loans outstanding	8.8%	5.4%

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At June 30, 2016, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.0 billion, or 7 percent, of the outstanding home equity line balances at June 30, 2016, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, on-line banking, indirect lending, portfolio acquisitions, correspondent banks and loan brokers. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.

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

U.S. Bancorp

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at June 30, 2016:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,676	$43,319	$44,995	90.2%
Over 80% through 90%	33	2,850	2,883	5.8
Over 90% through 100%	13	938	951	1.9
Over 100%	18	944	962	1.9
No LTV available	2	107	109	.2
Total	$1,742	$48,158	$49,900	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$581	$581	58.1%
Over 80% through 90%	–	156	156	15.6
Over 90% through 100%	–	118	118	11.8
Over 100%	–	143	143	14.3
No LTV available	–	2	2	.2
Total	$–	$1,000	$1,000	100.0%
Other Borrowers
Less than or equal to 80%	$1	$351	$352	63.8%
Over 80% through 90%	–	69	69	12.5
Over 90% through 100%	–	44	44	8.0
Over 100%	–	87	87	15.7
No LTV available	–	–	–	–
Total	$1	$551	$552	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$4,452	$4,452	100.0%
Total
Less than or equal to 80%	$1,677	$44,251	$45,928	82.1%
Over 80% through 90%	33	3,075	3,108	5.6
Over 90% through 100%	13	1,100	1,113	2.0
Over 100%	18	1,174	1,192	2.1
No LTV available	2	109	111	.2
Loans purchased from GNMA mortgage pools (a)	–	4,452	4,452	8.0
Total	$1,743	$54,161	$55,904	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$10,952	$578	$11,530	72.3%
Over 80% through 90%	2,353	425	2,778	17.4
Over 90% through 100%	744	99	843	5.3
Over 100%	616	100	716	4.5
No LTV/CLTV available	54	25	79	.5
Total	$14,719	$1,227	$15,946	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$36	$26	$62	35.2%
Over 80% through 90%	9	17	26	14.8
Over 90% through 100%	7	19	26	14.8
Over 100%	15	46	61	34.6
No LTV/CLTV available	–	1	1	.6
Total	$67	$109	$176	100.0%
Other Borrowers
Less than or equal to 80%	$220	$11	$231	64.3%
Over 80% through 90%	27	2	29	8.1
Over 90% through 100%	10	1	11	3.1
Over 100%	8	1	9	2.5
No LTV/CLTV available	79	–	79	22.0
Total	$344	$15	$359	100.0%
Total
Less than or equal to 80%	$11,208	$615	$11,823	71.7%
Over 80% through 90%	2,389	444	2,833	17.2
Over 90% through 100%	761	119	880	5.3
Over 100%	639	147	786	4.8
No LTV/CLTV available	133	26	159	1.0
Total	$15,130	$1,351	$16,481	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.3 percent of total assets at June 30, 2016 and December 31, 2015. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.5 billion at June 30, 2016, compared with $16.4 billion at December 31, 2015, and included $5.0 billion of home equity lines in a first lien position and $11.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2016, included approximately $4.6 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.9 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2016	December 31, 2015
Commercial
Commercial	.05%	.06%
Lease financing	–	–
Total commercial	.05	.05
Commercial Real Estate
Commercial mortgages	.01	–
Construction and development	.10	.13
Total commercial real estate	.03	.03
Residential Mortgages (a)	.27	.33
Credit Card	.98	1.09
Other Retail
Retail leasing	–	.02
Home equity and second mortgages	.24	.25
Other	.10	.11
Total other retail (b)	.13	.15
Total loans, excluding covered loans	.18	.21
Covered Loans	5.81	6.31
Total loans	.27%	.32%

90 days or more past due including nonperforming loans	June 30, 2016	December 31, 2015
Commercial	.58%	.25%
Commercial real estate	.27	.33
Residential mortgages (a)	1.39	1.66
Credit card	1.00	1.13
Other retail (b)	.43	.46
Total loans, excluding covered loans	.70	.67
Covered loans	5.98	6.48
Total loans	.79%	.78%

(a)	Delinquent loan ratios exclude $2.5 billion at June 30, 2016, and $2.9 billion at December 31, 2015, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 5.90 percent at June 30, 2016, and 7.15 percent at December 31, 2015.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was .62 percent at June 30, 2016, and .75 percent at December 31, 2015.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2016:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,621	$6,880	$11,501
Percent 30-89 days past due	.29%	.41%	.36%
Percent 90 days or more past due	.11%	.08%	.09%
Weighted-average CLTV	74%	71%	72%
Weighted-average credit score	774	768	771

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $724 million ($478 million excluding covered loans) at June 30, 2016, compared with $831 million ($541 million excluding covered loans) at December 31, 2015. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.27 percent (0.18 percent excluding covered loans) at June 30, 2016, compared with 0.32 percent (0.21 percent excluding covered loans) at December 31, 2015.

U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Residential Mortgages (a)
30-89 days	$159	$170	.28%	.32%
90 days or more	149	176	.27	.33
Nonperforming	628	712	1.12	1.33
Total	$936	$1,058	1.67%	1.98%
Credit Card
30-89 days	$236	$243	1.15%	1.15%
90 days or more	201	228	.98	1.09
Nonperforming	5	9	.02	.04
Total	$442	$480	2.15%	2.28%
Other Retail
Retail Leasing
30-89 days	$10	$11	.18%	.21%
90 days or more	–	1	–	.02
Nonperforming	2	3	.04	.06
Total	$12	$15	.22%	.29%
Home Equity and Second Mortgages
30-89 days	$60	$59	.36%	.36%
90 days or more	39	41	.24	.25
Nonperforming	129	136	.78	.83
Total	$228	$236	1.38%	1.44%
Other (b)
30-89 days	$143	$154	.47%	.52%
90 days or more	29	33	.10	.11
Nonperforming	26	23	.09	.08
Total	$198	$210	.66%	.71%

(a)	Excludes $295 million of loans 30-89 days past due and $2.5 billion of loans 90 days or more past due at June 30, 2016, purchased from GNMA mortgage pools that continue to accrue interest, compared with $320 million and $2.9 billion at December 31, 2015, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	June 30, 2016	December 31, 2015
Prime Borrowers
30-89 days	.24%	.25%
90 days or more	.23	.30
Nonperforming	.92	1.12
Total	1.39%	1.67%
Sub-Prime Borrowers
30-89 days	2.90%	3.92%
90 days or more	2.50	2.52
Nonperforming	14.70	15.30
Total	20.10%	21.74%
Other Borrowers
30-89 days	1.45%	1.60%
90 days or more	1.45	1.12
Nonperforming	4.35	4.00
Total	7.25%	6.72%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	June 30, 2016	December 31, 2015
Prime Borrowers
30-89 days	.32%	.31%
90 days or more	.21	.23
Nonperforming	.70	.74
Total	1.23%	1.28%
Sub-Prime Borrowers
30-89 days	2.27%	2.56%
90 days or more	.57	1.03
Nonperforming	5.11	4.62
Total	7.95%	8.21%
Other Borrowers
30-89 days	1.39%	1.23%
90 days or more	1.11	.74
Nonperforming	2.51	2.45
Total	5.01%	4.42%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
30-89 days	$54	$62	1.27%	1.35%
90 days or more	246	290	5.81	6.31
Nonperforming	7	8	.17	.17
Total	$307	$360	7.25%	7.83%

14	U.S. Bancorp

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2016, performing TDRs were $4.3 billion, compared with $4.7 billion at December 31, 2015. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

U.S. Bancorp

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2016 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$376	1.9%	.9%	$250	(a)	$626
Commercial real estate	185	3.6	3.9	32	(b)	217
Residential mortgages	1,772	2.8	2.8	422		2,194	(d)
Credit card	206	9.0	5.7	5	(c)	211
Other retail	137	4.7	3.5	56	(c)	193	(e)
TDRs, excluding GNMA and covered loans	2,676	3.3	2.9	765		3,441
Loans purchased from GNMA mortgage pools	1,572	5.0	58.5	–		1,572	(f)
Covered loans	30	3.4	10.6	5		35
Total	$4,278	3.9%	23.4%	$770		$5,048

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $289 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $45 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $94 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $16 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $428 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $375 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at June 30, 2016.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2016	December 31, 2015
Commercial
Commercial	$450	$160
Lease financing	39	14
Total commercial	489	174
Commercial Real Estate
Commercial mortgages	91	92
Construction and development	12	35
Total commercial real estate	103	127
Residential Mortgages (b)	628	712
Credit Card	5	9
Other Retail
Retail leasing	2	3
Home equity and second mortgages	129	136
Other	26	23
Total other retail	157	162
Total nonperforming loans, excluding covered loans	1,382	1,184
Covered Loans	7	8
Total nonperforming loans	1,389	1,192
Other Real Estate (c)(d)	229	280
Covered Other Real Estate (d)	34	32
Other Assets	20	19
Total nonperforming assets	$1,672	$1,523
Total nonperforming assets, excluding covered assets	$1,631	$1,483
Excluding covered assets
Accruing loans 90 days or more past due (b)	$478	$541
Nonperforming loans to total loans	.52%	.46%
Nonperforming assets to total loans plus other real estate (c)	.62%	.58%
Including covered assets
Accruing loans 90 days or more past due (b)	$724	$831
Nonperforming loans to total loans	.52%	.46%
Nonperforming assets to total loans plus other real estate (c)	.62%	.58%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2015	$336	$1,147	$40	$1,523
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	693	213	12	918
Advances on loans	42	–	–	42
Total additions	735	213	12	960
Reductions in nonperforming assets
Paydowns, payoffs	(158)	(151)	(1)	(310)
Net sales	(118)	(85)	(9)	(212)
Return to performing status	(24)	(60)	–	(84)
Charge-offs (e)	(162)	(42)	(1)	(205)
Total reductions	(462)	(338)	(11)	(811)
Net additions to (reductions in) nonperforming assets	273	(125)	1	149
Balance June 30, 2016	$609	$1,022	$41	$1,672

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.5 billion and $2.9 billion at June 30, 2016, and December 31, 2015, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $447 million and $535 million at June 30, 2016, and December 31, 2015, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

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

At June 30, 2016, total nonperforming assets were $1.7 billion, compared with $1.5 billion at December 31, 2015. The $149 million (9.8 percent) increase in nonperforming assets was primarily driven by a $203 million increase in nonperforming commercial loans within the energy portfolio, partially offset by improvements in the Company’s residential and commercial real estate portfolios. Excluding energy loans, nonperforming assets decreased 3.6 percent at June 30, 2016, compared with December 31, 2015. Nonperforming covered assets were $41 million at June 30, 2016, compared with $40 million at December 31, 2015. The ratio of total nonperforming assets to total loans and other real estate was 0.62 percent at June 30, 2016, compared with 0.58 percent at December 31, 2015.

OREO, excluding covered assets, was $229 million at June 30, 2016, compared with $280 million at December 31, 2015, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Residential
Minnesota	$19	$23	.30%	.37%
Illinois	17	18	.40	.42
Florida	13	17	.85	1.12
Wisconsin	13	11	.57	.49
Ohio	12	17	.40	.56
All other states	142	164	.26	.31
Total residential	216	250	.30	.36
Commercial
California	5	11	.02	.05
Tennessee	1	1	.04	.04
Illinois	1	5	.02	.08
Iowa	1	1	.03	.04
Ohio	1	1	.02	.02
All other states	4	11	–	.01
Total commercial	13	30	.01	.02
Total	$229	$280	.09%	.11%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $317 million for the second quarter and $632 million for the first six months of 2016, compared with $296 million and $575 million for the same periods of 2015. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for both the second quarter and first six months of 2016 was 0.48 percent, compared with 0.48 percent and 0.47 percent for the second quarter and first six months of 2015, respectively. The year-over-year increases in total net charge-offs reflected higher commercial loan net charge-offs, partially offset by lower charge-offs related to residential mortgages and home equity loans.

Commercial and commercial real estate loan net charge-offs for the second quarter of 2016 were $79 million (0.24 percent of average loans outstanding on an annualized basis), compared with $43 million (0.14 percent of average loans outstanding on an annualized basis) for the second quarter of 2015. Commercial and commercial real estate loan net charge-offs for the first six months of 2016 were $157 million (0.24 percent of average loans outstanding on an annualized basis), compared with $68 million (0.11 percent of average loans outstanding on an annualized basis) for the first six months of 2015. The year-over-year increases reflected higher energy-related net charge-offs in the current year.

Residential mortgage loan net charge-offs for the second quarter of 2016 were $17 million (0.12 percent of average loans outstanding on an annualized basis),

18	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial
Commercial	.34%	.20%	.36%	.21%
Lease financing	.38	.23	.38	.23
Total commercial	.34	.20	.36	.21
Commercial Real Estate
Commercial mortgages	(.05)	.05	(.04)	.02
Construction and development	.15	(.12)	.02	(.41)
Total commercial real estate	–	.01	(.02)	(.08)
Residential Mortgages	.12	.26	.13	.27
Credit Card	3.39	3.85	3.33	3.78
Other Retail
Retail leasing	.15	.07	.11	.07
Home equity and second mortgages	(.02)	.28	.01	.32
Other	.68	.62	.69	.61
Total other retail	.40	.43	.41	.45
Total loans, excluding covered loans	.49	.49	.49	.48
Covered Loans	–	–	–	–
Total loans	.48%	.48%	.48%	.47%

compared with $33 million (0.26 percent of average loans outstanding on an annualized basis) for the second quarter of 2015. Residential mortgage loan net charge-offs for the first six months of 2016 were $36 million (0.13 percent of average loans outstanding on an annualized basis), compared with $68 million (0.27 percent of average loans outstanding on an annualized basis) for the first six months of 2015. Credit card loan net charge-offs for the second quarter of 2016 were $170 million (3.39 percent of average loans outstanding on an annualized basis), compared with $169 million (3.85 percent of average loans outstanding on an annualized basis) for the second quarter of 2015. Credit card loan net charge-offs for the first six months of 2016 were $334 million (3.33 percent of average loans outstanding on an annualized basis), compared with $332 million (3.78 percent of average loans outstanding on an annualized basis) for the first six months of 2015. Other retail loan net charge-offs for the second quarter of 2016 were $51 million (0.40 percent of average loans outstanding on an annualized basis), compared with $51 million (0.43 percent of average loans outstanding on an annualized basis) for the second quarter of 2015. Other retail loan net charge-offs for the first six months of 2016 were $105 million (0.41 percent of average loans outstanding on an annualized basis), compared with $107 million (0.45 percent of average loans outstanding on an annualized basis) for the first six months of 2015. The decreases in total residential mortgage, credit card and other retail loan net charge-offs as a percentage of average loans outstanding on an annualized basis reflected the continued improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Residential Mortgages
Prime borrowers	$49,336	$44,152	.09%	.20%	$48,562	$44,192	.10%	.20%
Sub-prime borrowers	1,012	1,164	1.19	2.76	1,030	1,185	1.37	3.06
Other borrowers	565	742	.71	1.08	585	764	.69	1.06
Loans purchased from GNMA mortgage pools (a)	4,588	5,056	.18	.08	4,677	5,128	.09	.12
Total	$55,501	$51,114	.12%	.26%	$54,854	$51,269	.13%	.27%
Home Equity and Second Mortgages
Prime borrowers	$15,847	$15,263	(.05)%	.24%	$15,816	$15,213	–%	.27%
Sub-prime borrowers	179	219	(2.25)	1.83	184	225	(1.09)	2.69
Other borrowers	368	476	2.19	.84	381	490	1.06	.82
Total	$16,394	$15,958	(.02)%	.28%	$16,381	$15,928	.01%	.32%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U.S. Bancorp	19

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses is established for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2016, the Company serviced the first lien on 40 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $329 million or 2.0 percent of its total home equity portfolio at June 30, 2016, represented non-delinquent junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults has been a small percentage of the total portfolio (approximately 1.1 percent annually), while the long-term average loss rate on loans that default has been approximately 90 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for

20	U.S. Bancorp

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

The evaluation of the appropriate allowance for credit losses for purchased impaired loans in the various loan segments considers the expected cash flows to be collected from the borrower. These loans are initially recorded at fair value and, therefore, no allowance for credit losses is recorded at the purchase date.

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

At June 30, 2016, the allowance for credit losses was $4.3 billion (1.61 percent of period-end loans), compared with an allowance of $4.3 billion (1.65 percent of period-end loans) at December 31, 2015. The ratio of the allowance for credit losses to nonperforming loans was 312 percent at June 30, 2016, compared with 361 percent at December 31, 2015. The ratio of the allowance for credit losses to annualized loan net charge-offs was 340 percent at June 30, 2016, compared with 367 percent of full year 2015 net charge-offs at December 31, 2015.

U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$4,320	$4,351	$4,306	$4,375
Charge-Offs
Commercial
Commercial	99	59	203	127
Lease financing	8	6	15	12
Total commercial	107	65	218	139
Commercial real estate
Commercial mortgages	2	9	3	13
Construction and development	5	–	7	1
Total commercial real estate	7	9	10	14
Residential mortgages	25	41	48	82
Credit card	189	190	377	372
Other retail
Retail leasing	3	1	5	3
Home equity and second mortgages	10	20	19	41
Other	66	54	135	112
Total other retail	79	75	159	156
Covered loans (a)	–	–	–	–
Total charge-offs	407	380	812	763
Recoveries
Commercial
Commercial	25	20	51	48
Lease financing	3	3	5	6
Total commercial	28	23	56	54
Commercial real estate
Commercial mortgages	6	5	9	10
Construction and development	1	3	6	21
Total commercial real estate	7	8	15	31
Residential mortgages	8	8	12	14
Credit card	19	21	43	40
Other retail
Retail leasing	1	–	2	1
Home equity and second mortgages	11	9	18	16
Other	16	15	34	32
Total other retail	28	24	54	49
Covered loans (a)	–	–	–	–
Total recoveries	90	84	180	188
Net Charge-Offs
Commercial
Commercial	74	39	152	79
Lease financing	5	3	10	6
Total commercial	79	42	162	85
Commercial real estate
Commercial mortgages	(4)	4	(6)	3
Construction and development	4	(3)	1	(20)
Total commercial real estate	–	1	(5)	(17)
Residential mortgages	17	33	36	68
Credit card	170	169	334	332
Other retail
Retail leasing	2	1	3	2
Home equity and second mortgages	(1)	11	1	25
Other	50	39	101	80
Total other retail	51	51	105	107
Covered loans (a)	–	–	–	–
Total net charge-offs	317	296	632	575
Provision for credit losses	327	281	657	545
Other changes (b)	(1)	(10)	(2)	(19)
Balance at end of period (c)	$4,329	$4,326	$4,329	$4,326
Components
Allowance for loan losses	$3,806	$4,013
Liability for unfunded credit commitments	523	313
Total allowance for credit losses	$4,329	$4,326
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.62%	1.76%
Nonperforming loans, excluding covered loans	311	348
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	231	252
Nonperforming assets, excluding covered assets	263	279
Annualized net charge-offs, excluding covered loans	337	360
Period-end loans	1.61%	1.74%
Nonperforming loans	312	349
Nonperforming and accruing loans 90 days or more past due	205	212
Nonperforming assets	259	274
Annualized net charge-offs	340	364

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At June 30, 2016 and 2015, $1.5 billion and $1.6 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2016, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2015. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on residual value risk management.

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

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on compliance risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At June 30, 2016, and December 31, 2015, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on net interest income simulation analysis.

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

Table 9	Sensitivity of Net Interest Income

	June 30, 2016				December 31, 2015
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	2.15%	*	2.91%	*	1.78%	*	2.69%

*	Given the current level of interest rates, downward rate scenario is not computed.

U.S. Bancorp

curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 2.8 percent decrease in the market value of equity at June 30, 2016, compared with a 5.8 percent decrease at December 31, 2015. A 200 bps decrease, where possible given current rates, would have resulted in a 13.1 percent decrease in the market value of equity at June 30, 2016, compared with a 7.0 percent decrease at December 31, 2015. The change in the market value of equity sensitivity to an immediate 200 bps decrease in the yield curve at June 30, 2016, as compared with December 31, 2015, was primarily due to assuming deposit rates do not decrease below zero, combined with lower rates on the long end of the yield curve. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2016, the Company had $8.1 billion of forward commitments to sell, hedging $2.9 billion of MLHFS and $6.6 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible, by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps and forwards and credit contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk.

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

24	U.S. Bancorp

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30, (Dollars in Millions)	2016	2015
Average	$1	$1
High	1	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the six months ended June 30, 2016 and 2015. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30, (Dollars in Millions)	2016	2015
Average	$4	$4
High	5	8
Low	2	2
Period-end	5	4

Valuations of positions in the client derivatives and foreign currency transaction businesses are based on standard cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third party quotes or other market prices to determine if there are significant variances. Significant variances are approved by the Company’s market risk management department. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third party prices, with significant variances approved by the Company’s market risk management department.

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30, (Dollars in Millions)	2016	2015
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$–	$1
High	2	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$8	$7
High	9	8
Low	4	5

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its

U.S. Bancorp

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At June 30, 2016, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $98.0 billion, compared with $92.4 billion at December 31, 2015. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2016, the Company could have borrowed an additional $78.7 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $317.6 billion at June 30, 2016, compared with $300.4 billion at December 31, 2015. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $36.9 billion at June 30, 2016, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $18.4 billion at June 30, 2016, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At June 30, 2016, parent company long-term debt outstanding was $13.1 billion, compared with $11.5 billion at December 31, 2015. The $1.6 billion (14.0 percent) increase was primarily due to the issuances of $1.2 billion of medium-term notes and $1.0 billion of subordinated notes, partially offset by $500 million of subordinated note maturities. As of June 30, 2016, there was $1.3 billion of parent company debt scheduled to mature in the remainder of 2016.

Effective January 1, 2015, the Company became subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement. Certain transition provisions apply until full implementation by January 1, 2017. The LCR rule requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At June 30, 2016, the Company was compliant with the fully implemented LCR requirement based on its interpretation of the final U.S. LCR rule.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced deterioration in economic conditions over the past several years. The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis with certain European banks. However, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2016, the Company had an aggregate amount on deposit with European banks of approximately $6.2 billion, predominately with the Central Bank of Ireland and Bank of England.

26	U.S. Bancorp

In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary manages money market funds that hold certain investments in European sovereign debt. Any further deterioration in economic conditions in Europe is unlikely to have a significant effect on the Company related to these activities. However, the effects on the Company which could result from the United Kingdom’s potential formal withdrawal from the European Union (“Brexit”) remain uncertain. Refer to the “Risk Factors” section for further information regarding potential impacts to the Company’s businesses, results of operations, financial condition, liquidity and capital resulting from Brexit.

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

The FDIC has adopted a final rule that will establish a temporary premium surcharge that will apply to the Company. The Company expects the surcharge will begin in the third quarter of 2016 and will increase its expenses by approximately $20 million per quarter through 2018.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2016 and December 31, 2015. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Effective January 1, 2018, the Company will be subject to a regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposures, which includes both on- and off-balance sheet exposures. At June 30, 2016, the Company’s SLR exceeds the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $47.4 billion at June 30, 2016, compared with $46.1 billion at December 31, 2015. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.6 percent and 9.3 percent, respectively, at June 30, 2016, compared with 7.6 percent and 9.2 percent, respectively, at December 31, 2015. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.3 percent at June 30, 2016, compared with 9.1 percent at December 31, 2015. The Company’s common equity tier 1 to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 12.0 percent at June 30, 2016, compared with 11.9 percent at December 31, 2015. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2016	December 31, 2015
Basel III transitional standardized approach:
Common equity tier 1 capital	$33,444	$32,612
Tier 1 capital	39,148	38,431
Total risk-based capital	47,049	45,313
Risk-weighted assets	351,462	341,360
Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.6%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.3
Total risk-based capital as a percent of risk-weighted assets	13.4	13.3
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.3	9.5
Basel III transitional advanced approaches:
Common equity tier 1 capital	$33,444	$32,612
Tier 1 capital	39,148	38,431
Total risk-based capital	43,966	42,262
Risk-weighted assets	271,495	261,668
Common equity tier 1 capital as a percent of risk-weighted assets	12.3%	12.5%
Tier 1 capital as a percent of risk-weighted assets	14.4	14.7
Total risk-based capital as a percent of risk-weighted assets	16.2	16.2

On June 29, 2016, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2016 through June 30, 2017.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2016:

Period (Dollars in Millions, Except Per Share Data)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
April	7,732,904		$43.11	7,732,904	$336
May	4,756,339		42.03	4,756,339	136
June	3,289,089	(c)	41.83	3,189,089	–
Total	15,778,332	(c)	$42.52	15,678,332	$–

(a)	All shares were purchased under the April 1, 2015 through June 30, 2016, $3.022 billion common stock repurchase authorization program announced on March 11, 2015.
(b)	The dollar value of shares subject to the stock repurchase program announced on June 29, 2016 are not reflected in this column.
(c)	Includes 100,000 shares of common stock purchased, at an average price per share of $38.91, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $233 million of the Company’s net income in the second quarter and $351 million in the first six months of 2016, or decreases of $2 million (0.9 percent) and $84 million (19.3 percent), respectively, compared with the same periods of 2015. The decreases were primarily due to increases in the provision for credit losses and noninterest expense, partially offset by increases in net revenue.

28	U.S. Bancorp

Net revenue increased $75 million (10.5 percent) in the second quarter and $102 million (7.2 percent) in the first six months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $50 million (10.3 percent) in the second quarter and $91 million (9.4 percent) in the first six months of 2016, compared with the same periods of 2015. The increases were primarily due to higher average loan and deposit balances, partially offset by lower rates and fees on loans. Noninterest income increased $25 million (11.2 percent) in the second quarter and $11 million (2.5 percent) in the first six months of 2016, compared with the same periods of 2015, driven by higher bond underwriting fees, foreign currency customer activity and other capital markets activity, partially offset by higher loan-related charges.

Noninterest expense increased $31 million (9.6 percent) in the second quarter and $44 million (6.7 percent) in the first six months of 2016, compared with the same periods of 2015, primarily due to increases in variable compensation and other variable costs allocated to manage the business. The provision for credit losses increased $48 million in the second quarter and $192 million in the first six months of 2016, compared with the same periods of 2015, primarily due to increases in net charge-offs. The increase in the provision for credit losses for the first six months of 2016 was further due to an unfavorable change in the reserve allocation driven by loan growth and a decline in energy prices.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Small Business Banking contributed $343 million of the Company’s net income in the second quarter and $711 million in the first six months of 2016, or increases of $18 million (5.5 percent) and $27 million (3.9 percent), respectively, compared with the same periods of 2015. The increases were due to higher net revenue and decreases in the provision for credit losses, partially offset by higher noninterest expense.

Net revenue increased $47 million (2.7 percent) in the second quarter and $7 million (0.2 percent) in the first six months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $38 million (3.3 percent) in the second quarter and $66 million (2.9 percent) in the first six months of 2016, compared with the same periods of 2015. The increases in net interest income were primarily due to higher average loan and deposit balances, partially offset by lower loan rates. Noninterest income increased $9 million (1.4 percent) in the second quarter of 2016, compared with the second quarter of 2015, driven by higher mortgage banking revenue, reflecting the impact of higher origination and sales revenue. Noninterest income decreased $59 million (4.7 percent) in the first six months of 2016, compared with the same period of 2015, driven by lower mortgage banking revenue, reflecting the impact of lower origination and sales revenue, and lower retail leasing revenue due to lower end-of-term gains on auto leases driven by lower used car values.

Noninterest expense increased $23 million (1.9 percent) in the second quarter and $48 million (2.0 percent) in the first six months of 2016, compared with the same periods of 2015, primarily due to higher net shared services expense and higher compensation expense, reflecting the impact of merit increases and higher variable compensation, along with higher professional services expense, principally due to compliance-related matters. The provision for credit losses decreased $4 million (7.8 percent) in the second quarter of 2016, compared with the second quarter of 2015, primarily due to lower net charge-offs, partially offset by an unfavorable change in the reserve allocation. The provision for credit losses decreased $83 million in the first six months of 2016, compared with the same period of 2015, primarily due to a favorable change in the reserve allocation driven by improvements in the mortgage portfolio and lower net charge-offs.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $100 million of the Company’s net income in the second quarter and $180 million in the first six months of 2016, or increases of $36 million (56.3 percent) and $65 million (56.5 percent), respectively, compared with the same periods of 2015. The increases were primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $67 million (14.7 percent) in the second quarter and $125 million (14.0 percent) in the first six months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $40 million (48.8 percent) in the second quarter and $77 million (47.5 percent) in the first six months of 2016, compared with the same

U.S. Bancorp

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended June 30, (Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$537	$487	10.3%	$1,179	$1,141	3.3%
Noninterest income	249	224	11.2	638	629	1.4
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	786	711	10.5	1,817	1,770	2.7
Noninterest expense	354	323	9.6	1,223	1,198	2.1
Other intangibles	1	1	–	8	10	(20.0)
Total noninterest expense	355	324	9.6	1,231	1,208	1.9
Income before provision and income taxes	431	387	11.4	586	562	4.3
Provision for credit losses	65	17	*	47	51	(7.8)
Income before income taxes	366	370	(1.1)	539	511	5.5
Income taxes and taxable-equivalent adjustment	133	135	(1.5)	196	186	5.4
Net income	233	235	(.9)	343	325	5.5
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$233	$235	(.9)	$343	$325	5.5
Average Balance Sheet
Commercial	$70,782	$63,329	11.8%	$10,653	$10,304	3.4%
Commercial real estate	19,932	19,457	2.4	19,344	18,930	2.2
Residential mortgages	7	8	(12.5)	53,316	49,337	8.1
Credit card	–	–	–	–	–	–
Other retail	2	3	(33.3)	49,414	44,953	9.9
Total loans, excluding covered loans	90,723	82,797	9.6	132,727	123,524	7.5
Covered loans	–	–	–	4,296	5,020	(14.4)
Total loans	90,723	82,797	9.6	137,023	128,544	6.6
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	17	21	(19.0)	2,399	2,564	(6.4)
Assets	99,195	91,670	8.2	151,947	147,472	3.0
Noninterest-bearing deposits	35,852	35,324	1.5	27,306	25,774	5.9
Interest checking	8,094	7,480	8.2	43,572	40,029	8.9
Savings products	39,894	27,140	47.0	57,324	53,576	7.0
Time deposits	13,384	15,465	(13.5)	14,250	16,018	(11.0)
Total deposits	97,224	85,409	13.8	142,452	135,397	5.2
Total U.S. Bancorp shareholders’ equity	8,900	8,116	9.7	11,153	10,809	3.2

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Six Months Ended June 30, (Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,058	$967	9.4%	$2,346	$2,280	2.9%
Noninterest income	455	444	2.5	1,190	1,249	(4.7)
Securities gains (losses), net	—	—	—	—	—	—
Total net revenue	1,513	1,411	7.2	3,536	3,529	.2
Noninterest expense	694	650	6.8	2,423	2,371	2.2
Other intangibles	2	2	—	16	20	(20.0)
Total noninterest expense	696	652	6.7	2,439	2,391	2.0
Income before provision and income taxes	817	759	7.6	1,097	1,138	(3.6)
Provision for credit losses	266	74	*	(20)	63	*
Income before income taxes	551	685	(19.6)	1,117	1,075	3.9
Income taxes and taxable-equivalent adjustment	200	250	(20.0)	406	391	3.8
Net income	351	435	(19.3)	711	684	3.9
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to U.S. Bancorp	$351	$435	(19.3)	$711	$684	3.9
Average Balance Sheet
Commercial	$70,067	$63,023	11.2%	$10,423	$9,975	4.5%
Commercial real estate	19,698	19,351	1.8	19,273	19,058	1.1
Residential mortgages	7	8	(12.5)	52,720	49,553	6.4
Credit card	—	—	—	—	—	—
Other retail	2	3	(33.3)	49,209	46,090	6.8
Total loans, excluding covered loans	89,774	82,385	9.0	131,625	124,676	5.6
Covered loans	—	—	—	4,381	5,091	(13.9)
Total loans	89,774	82,385	9.0	136,006	129,767	4.8
Goodwill	1,647	1,647	—	3,681	3,681	—
Other intangible assets	18	21	(14.3)	2,455	2,529	(2.9)
Assets	98,223	91,086	7.8	150,633	146,993	2.5
Noninterest-bearing deposits	36,131	34,903	3.5	26,790	25,289	5.9
Interest checking	7,475	7,578	(1.4)	42,865	39,513	8.5
Savings products	37,841	26,324	43.8	56,756	53,020	7.0
Time deposits	12,752	16,300	(21.8)	14,449	16,482	(12.3)
Total deposits	94,199	85,105	10.7	140,860	134,304	4.9
Total U.S. Bancorp shareholders’ equity	8,828	8,083	9.2	11,119	11,167	(.4)

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change

$122	$82	48.8%	$513	$459	11.8%	$545	$601	(9.3)%	$2,896	$2,770	4.5%
401	374	7.2	923	850	8.6	338	195	73.3	2,549	2,272	12.2
–	–	–	–	–	–	3	–	*	3	–	*
523	456	14.7	1,436	1,309	9.7	886	796	11.3	5,448	5,042	8.1
359	348	3.2	664	663	.2	348	107	*	2,948	2,639	11.7
6	7	(14.3)	29	25	16.0	–	–	–	44	43	2.3
365	355	2.8	693	688	.7	348	107	*	2,992	2,682	11.6
158	101	56.4	743	621	19.6	538	689	(21.9)	2,456	2,360	4.1
1	1	–	215	208	3.4	(1)	4	*	327	281	16.4
157	100	57.0	528	413	27.8	539	685	(21.3)	2,129	2,079	2.4
57	36	58.3	192	150	28.0	15	75	(80.0)	593	582	1.9
100	64	56.3	336	263	27.8	524	610	(14.1)	1,536	1,497	2.6
–	–	–	(8)	(8)	–	(6)	(6)	–	(14)	(14)	–
$100	$64	56.3	$328	$255	28.6	$518	$604	(14.2)	$1,522	$1,483	2.6

$2,835	$2,256	25.7%	$7,522	$7,083	6.2%	$362	$281	28.8%	$92,154	$83,253	10.7%
517	553	(6.5)	–	–	–	3,195	3,506	(8.9)	42,988	42,446	1.3
2,178	1,756	24.0	–	–	–	–	13	*	55,501	51,114	8.6
–	–	–	20,140	17,613	14.3	–	–	–	20,140	17,613	14.3
1,521	1,511	.7	531	602	(11.8)	–	–	–	51,468	47,069	9.3
7,051	6,076	16.0	28,193	25,298	11.4	3,557	3,800	(6.4)	262,251	241,495	8.6
–	1	*	–	–	–	35	44	(20.5)	4,331	5,065	(14.5)
7,051	6,077	16.0	28,193	25,298	11.4	3,592	3,844	(6.6)	266,582	246,560	8.1
1,568	1,567	.1	2,472	2,474	(.1)	–	–	–	9,368	9,369	–
104	129	(19.4)	506	403	25.6	–	–	–	3,026	3,117	(2.9)
10,005	8,983	11.4	33,997	31,510	7.9	133,606	128,266	4.2	428,750	407,901	5.1
13,076	13,706	(4.6)	925	881	5.0	2,012	1,662	21.1	79,171	77,347	2.4
9,136	7,061	29.4	–	602	*	40	33	21.2	60,842	55,205	10.2
35,353	35,684	(.9)	97	90	7.8	494	479	3.1	133,162	116,969	13.8
3,907	3,498	11.7	–	–	–	2,670	1,242	*	34,211	36,223	(5.6)
61,472	59,949	2.5	1,022	1,573	(35.0)	5,216	3,416	52.7	307,386	285,744	7.6
2,381	2,304	3.3	6,376	5,817	9.6	18,374	17,468	5.2	47,184	44,514	6.0

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change

$239	$162	47.5%	$1,040	$926	12.3%	$1,101	$1,187	(7.2)%	$5,784	$5,522	4.7%
780	732	6.6	1,739	1,627	6.9	531	374	42.0	4,695	4,426	6.1
—	—	—	—	—	—	6	—	*	6	—	*
1,019	894	14.0	2,779	2,553	8.9	1,638	1,561	4.9	10,485	9,948	5.4
726	701	3.6	1,312	1,261	4.0	497	278	78.8	5,652	5,261	7.4
12	14	(14.3)	59	50	18.0	—	—	—	89	86	3.5
738	715	3.2	1,371	1,311	4.6	497	278	78.8	5,741	5,347	7.4
281	179	57.0	1,408	1,242	13.4	1,141	1,283	(11.1)	4,744	4,601	3.1
(1)	(1)	—	407	405	.5	5	4	25.0	657	545	20.6
282	180	56.7	1,001	837	19.6	1,136	1,279	(11.2)	4,087	4,056	.8
102	65	56.9	364	304	19.7	78	105	(25.7)	1,150	1,115	3.1
180	115	56.5	637	533	19.5	1,058	1,174	(9.9)	2,937	2,941	(.1)
—	—	—	(17)	(16)	(6.3)	(12)	(11)	(9.1)	(29)	(27)	(7.4)
$180	$115	56.5	$620	$517	19.9	$1,046	$1,163	(10.1)	$2,908	$2,914	(.2)

$2,864	$2,274	25.9%	$7,272	$6,840	6.3%	$361	$273	32.2%	$90,987	$82,385	10.4%
526	569	(7.6)	—	—	—	3,197	3,580	(10.7)	42,694	42,558	.3
2,127	1,695	25.5	—	—	—	—	13	*	54,854	51,269	7.0
—	—	—	20,192	17,718	14.0	—	—	—	20,192	17,718	14.0
1,531	1,481	3.4	541	614	(11.9)	—	—	—	51,283	48,188	6.4
7,048	6,019	17.1	28,005	25,172	11.3	3,558	3,866	(8.0)	260,010	242,118	7.4
—	1	*	—	—	—	41	41	—	4,422	5,133	(13.9)
7,048	6,020	17.1	28,005	25,172	11.3	3,599	3,907	(7.9)	264,432	247,251	6.9
1,567	1,567	—	2,468	2,478	(.4)	—	—	—	9,363	9,373	(.1)
107	133	(19.5)	507	414	22.5	—	—	—	3,087	3,097	(.3)
10,089	9,091	11.0	33,998	31,250	8.8	132,210	126,465	4.5	425,153	404,885	5.0
12,976	13,188	(1.6)	943	886	6.4	2,030	1,671	21.5	78,870	75,937	3.9
8,996	7,215	24.7	—	595	*	40	32	25.0	59,376	54,933	8.1
34,253	33,553	2.1	96	89	7.9	491	479	2.5	129,437	113,465	14.1
3,726	3,248	14.7	—	—	—	3,022	1,757	72.0	33,949	37,787	(10.2)
59,951	57,204	4.8	1,039	1,570	(33.8)	5,583	3,939	41.7	301,632	282,122	6.9
2,376	2,302	3.2	6,351	5,799	9.5	18,287	16,946	7.9	46,961	44,297	6.0

U.S. Bancorp

periods of 2015. The increases were principally due to the impact of higher rates on the margin benefit from deposits. Noninterest income increased $27 million (7.2 percent) in the second quarter and $48 million (6.6 percent) in the first six months of 2016, compared with the same periods of 2015, reflecting the impact of lower money market fee waivers.

Noninterest expense increased $10 million (2.8 percent) in the second quarter and $23 million (3.2 percent) in the first six months of 2016, compared with the same periods of 2015. The increases were primarily the result of higher compensation, reflecting the impact of merit increases and higher variable compensation.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $328 million of the Company’s net income in the second quarter and $620 million in the first six months of 2016, or increases of $73 million (28.6 percent) and $103 million (19.9 percent), respectively, compared with the same periods of 2015. The increases were due to higher net revenue, partially offset by higher noninterest expense and provision for credit losses.

Net revenue increased $127 million (9.7 percent) in the second quarter and $226 million (8.9 percent) in the first six months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $54 million (11.8 percent) in the second quarter and $114 million (12.3 percent) in the first six months of 2016, compared with the same periods of 2015, primarily due to higher average loan balances and fees. Noninterest income increased $73 million (8.6 percent) in the second quarter and $112 million (6.9 percent) in the first six months of 2016, compared with the same periods of 2015, due to a sale of an equity investment and increases in credit and debit card revenue on higher transaction volumes. The increase in the first six months of 2016 was further due to higher merchant processing services revenue, driven by increased transaction volumes and product fees and equipment sales to merchants related to new chip card technology requirements, partially offset by the impact of foreign currency rate changes.

Noninterest expense increased $5 million (0.7 percent) in the second quarter and $60 million (4.6 percent) in the first six months of 2016, compared with the same periods of 2015, reflecting higher compensation expense, resulting from the impact of merit increases and staffing for business expansion and risk and compliance activities, and increased technology and communications expense, which was impacted by card portfolio acquisitions, along with higher net shared services expense, partially offset by the impact of a previously reserved regulatory item in the second quarter of the prior year. The provision for credit losses increased $7 million (3.4 percent) in the second quarter of 2016, compared with the second quarter of 2015, due to an unfavorable change in the reserve allocation. The provision for credit losses increased $2 million (0.5 percent) in the first six months of 2016, compared with the same period of 2015, due to higher net charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $518 million in the second quarter and $1.0 billion in the first six months of 2016, compared with $604 million and $1.2 billion in the same periods of 2015, respectively. The $86 million (14.2 percent) decrease in the second quarter and $117 million (10.1 percent) decrease in the first six months of 2016, compared to the same periods of the prior year, were due to increases in noninterest expense, partially offset by increases in net revenue.

Net revenue increased $90 million (11.3 percent) in the second quarter and $77 million (4.9 percent) in the first six months of 2016, compared with the same periods of 2015. Noninterest income increased $146 million (74.9 percent) in the second quarter and $163 million (43.6 percent) in the first six months of 2016, compared with the same periods of 2015, mainly due to the Visa Europe sale. Net interest income, on a taxable-equivalent basis, decreased $56 million (9.3 percent) in the second quarter and $86 million (7.2 percent) in the first six months of 2016, compared with the same periods of 2015, principally due to the impact of higher rates credited to the business lines on deposits, partially offset by growth in the investment portfolio.

Noninterest expense increased $241 million in the second quarter and $219 million (78.8 percent) in the first six months of 2016, compared with the same periods of 2015, driven by the increase in reserves related to legal and regulatory matters and a charitable contribution recorded in the second quarter of 2016. The increases in noninterest expense were further due to higher compensation expense, reflecting the impact of merit increases and higher variable compensation, along with higher marketing and business development expense due

32	U.S. Bancorp

to brand advertising, partially offset by lower employee benefits expense, driven by lower pension costs. The provision for credit losses was $5 million lower in the second quarter of 2016, compared with the same period of the prior year, primarily due to lower net charge-offs.

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2016	December 31, 2015
Total equity	$48,029	$46,817
Preferred stock	(5,501)	(5,501)
Noncontrolling interests	(639)	(686)
Goodwill (net of deferred tax liability) (1)	(8,246)	(8,295)
Intangible assets, other than mortgage servicing rights	(796)	(838)
Tangible common equity (a)	32,847	31,497

Tangible common equity (as calculated above)	32,847	31,497
Adjustments (2)	133	67
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	32,980	31,564

Total assets	438,463	421,853
Goodwill (net of deferred tax liability) (1)	(8,246)	(8,295)
Intangible assets, other than mortgage servicing rights	(796)	(838)
Tangible assets (c)	429,421	412,720

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	351,462	341,360
Adjustments (3)	3,079	3,892
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	354,541	345,252
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	271,495	261,668
Adjustments (4)	3,283	4,099
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	274,778	265,767
Ratios
Tangible common equity to tangible assets (a)/(c)	7.6%	7.6%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	12.0	11.9

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.

U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2015.

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

34	U.S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$14,038	$11,147
Investment securities
Held-to-maturity (fair value $42,628 and $43,493, respectively)	42,030	43,590
Available-for-sale ($946 and $1,018 pledged as collateral, respectively) (a)	66,490	61,997
Loans held for sale (including $4,309 and $3,110 of mortgage loans carried at fair value, respectively)	4,311	3,184
Loans
Commercial	92,514	88,402
Commercial real estate	43,290	42,137
Residential mortgages	55,904	53,496
Credit card	20,571	21,012
Other retail	52,008	51,206
Total loans, excluding covered loans	264,287	256,253
Covered loans	4,234	4,596
Total loans	268,521	260,849
Less allowance for loan losses	(3,806)	(3,863)
Net loans	264,715	256,986
Premises and equipment	2,459	2,513
Goodwill	9,359	9,361
Other intangible assets	2,852	3,350
Other assets (including $84 and $121 of trading securities at fair value pledged as collateral, respectively) (a)	32,209	29,725
Total assets	$438,463	$421,853
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$86,572	$83,766
Interest-bearing (b)	231,018	216,634
Total deposits	317,590	300,400
Short-term borrowings	18,433	27,877
Long-term debt	36,941	32,078
Other liabilities	17,470	14,681
Total liabilities	390,434	375,036
Shareholders’ equity
Preferred stock	5,501	5,501
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/16 and 12/31/15 — 2,125,725,742 shares	21	21
Capital surplus	8,402	8,376
Retained earnings	48,269	46,377
Less cost of common stock in treasury: 6/30/16 — 406,976,134 shares; 12/31/15 — 380,534,801 shares	(14,241)	(13,125)
Accumulated other comprehensive income (loss)	(562)	(1,019)
Total U.S. Bancorp shareholders’ equity	47,390	46,131
Noncontrolling interests	639	686
Total equity	48,029	46,817
Total liabilities and equity	$438,463	$421,853

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes time deposits greater than $250,000 balances of $4.1 billion and $2.6 billion at June 30, 2016, and December 31, 2015, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2016	2015	2016	2015
Interest Income
Loans	$2,664	$2,463	$5,308	$4,956
Loans held for sale	36	65	67	106
Investment securities	523	505	1,040	1,000
Other interest income	29	35	58	67
Total interest income	3,252	3,068	6,473	6,129
Interest Expense
Deposits	152	113	291	231
Short-term borrowings	66	62	131	123
Long-term debt	189	177	371	361
Total interest expense	407	352	793	715
Net interest income	2,845	2,716	5,680	5,414
Provision for credit losses	327	281	657	545
Net interest income after provision for credit losses	2,518	2,435	5,023	4,869
Noninterest Income
Credit and debit card revenue	296	266	562	507
Corporate payment products revenue	181	178	351	348
Merchant processing services	403	395	776	754
ATM processing services	84	80	164	158
Trust and investment management fees	358	334	697	656
Deposit service charges	179	174	347	335
Treasury management fees	147	142	289	279
Commercial products revenue	238	214	435	414
Mortgage banking revenue	238	231	425	471
Investment products fees	39	48	79	95
Securities gains (losses), net
Realized gains (losses), net	4	–	7	–
Total other-than-temporary impairment	–	–	(2)	–
Portion of other-than-temporary impairment recognized in other comprehensive income	(1)	–	1	–
Total securities gains (losses), net	3	–	6	–
Other	386	210	570	409
Total noninterest income	2,552	2,272	4,701	4,426
Noninterest Expense
Compensation	1,277	1,196	2,526	2,375
Employee benefits	278	293	578	610
Net occupancy and equipment	243	247	491	494
Professional services	121	106	219	183
Marketing and business development	149	96	226	166
Technology and communications	241	221	474	435
Postage, printing and supplies	77	64	156	146
Other intangibles	44	43	89	86
Other	562	416	982	852
Total noninterest expense	2,992	2,682	5,741	5,347
Income before income taxes	2,078	2,025	3,983	3,948
Applicable income taxes	542	528	1,046	1,007
Net income	1,536	1,497	2,937	2,941
Net (income) loss attributable to noncontrolling interests	(14)	(14)	(29)	(27)
Net income attributable to U.S. Bancorp	$1,522	$1,483	$2,908	$2,914
Net income applicable to U.S. Bancorp common shareholders	$1,435	$1,417	$2,764	$2,782
Earnings per common share	$.83	$.80	$1.60	$1.57
Diluted earnings per common share	$.83	$.80	$1.59	$1.56
Dividends declared per common share	$.255	$.255	$.510	$.500
Average common shares outstanding	1,725	1,771	1,731	1,776
Average diluted common shares outstanding	1,731	1,779	1,737	1,784

See	Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,536	$1,497	$2,937	$2,941
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	333	(356)	821	(148)
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	(1)	–
Changes in unrealized gains and losses on derivative hedges	(87)	5	(183)	(23)
Foreign currency translation	(20)	8	(36)	25
Reclassification to earnings of realized gains and losses	66	98	142	197
Income taxes related to other comprehensive income (loss)	(111)	94	(286)	(20)
Total other comprehensive income (loss)	182	(151)	457	31
Comprehensive income	1,718	1,346	3,394	2,972
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(14)	(29)	(27)
Comprehensive income attributable to U.S. Bancorp	$1,704	$1,332	$3,365	$2,945

See Notes to Consolidated Financial Statements.

U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2014	1,786	$4,756	$21	$8,313	$42,530	$(11,245)	$(896)	$43,479	$689	$44,168
Net income (loss)					2,914			2,914	27	2,941
Other comprehensive income (loss)							31	31		31
Preferred stock dividends					(120)			(120)		(120)
Common stock dividends					(890)			(890)		(890)
Issuance of common and treasury stock	7			(49)		243		194		194
Purchase of treasury stock	(26)					(1,142)		(1,142)		(1,142)
Distributions to noncontrolling interests								–	(27)	(27)
Net other changes in noncontrolling interests								–	5	5
Stock option and restricted stock grants				71				71		71
Balance June 30, 2015	1,767	$4,756	$21	$8,335	$44,434	$(12,144)	$(865)	$44,537	$694	$45,231
Balance December 31, 2015	1,745	$5,501	$21	$8,376	$46,377	$(13,125)	$(1,019)	$46,131	$686	$46,817
Net income (loss)					2,908			2,908	29	2,937
Other comprehensive income (loss)							457	457		457
Preferred stock dividends					(140)			(140)		(140)
Common stock dividends					(885)			(885)		(885)
Issuance of common and treasury stock	5			(57)		176		119		119
Purchase of treasury stock	(31)					(1,292)		(1,292)		(1,292)
Distributions to noncontrolling interests								–	(25)	(25)
Purchase of noncontrolling interests				1	9			10	(50)	(40)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				82				82		82
Balance June 30, 2016	1,719	$5,501	$21	$8,402	$48,269	$(14,241)	$(562)	$47,390	$639	$48,029

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income attributable to U.S. Bancorp	$2,908	$2,914
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	657	545
Depreciation and amortization of premises and equipment	147	154
Amortization of intangibles	89	86
(Gain) loss on sale of loans held for sale	(433)	(467)
(Gain) loss on sale of securities and other assets	(354)	(137)
Loans originated for sale in the secondary market, net of repayments	(19,753)	(21,688)
Proceeds from sales of loans held for sale	18,887	21,059
Other, net	536	931
Net cash provided by operating activities	2,684	3,397
Investing Activities
Proceeds from sales of available-for-sale investment securities	5,071	269
Proceeds from maturities of held-to-maturity investment securities	4,503	5,437
Proceeds from maturities of available-for-sale investment securities	6,439	6,709
Purchases of held-to-maturity investment securities	(2,963)	(6,723)
Purchases of available-for-sale investment securities	(15,204)	(8,153)
Net increase in loans outstanding	(8,025)	(4,416)
Proceeds from sales of loans	782	970
Purchases of loans	(1,123)	(1,080)
Other, net	426	(1,137)
Net cash used in investing activities	(10,094)	(8,124)
Financing Activities
Net increase in deposits	17,192	14,115
Net decrease in short-term borrowings	(9,444)	(2,109)
Proceeds from issuance of long-term debt	9,149	3,382
Principal payments or redemption of long-term debt	(4,384)	(1,491)
Proceeds from issuance of common stock	113	188
Repurchase of common stock	(1,267)	(1,089)
Cash dividends paid on preferred stock	(127)	(121)
Cash dividends paid on common stock	(891)	(877)
Purchase of noncontrolling interests	(40)	–
Net cash provided by financing activities	10,301	11,998
Change in cash and due from banks	2,891	7,271
Cash and due from banks at beginning of period	11,147	10,654
Cash and due from banks at end of period	$14,038	$17,925

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

Financial Instruments — Credit Losses In June 2016, the FASB issued accounting guidance, effective for the Company on January 1, 2020, related to the impairment of financial instruments. This guidance changes existing impairment recognition to a model that is based on expected losses rather than incurred losses, which is intended to result in more timely recognition of credit losses. This guidance is also intended to reduce the complexity of current accounting guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. The Company is currently evaluating the impact of this guidance on its financial statements.

40	U.S. Bancorp

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2016					December 31, 2015
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$3,916	$113	$–	$–	$4,029	$2,925	$14	$–	$(20)	$2,919
Mortgage-backed securities
Residential
Agency	38,070	502	–	(25)	38,547	40,619	175	–	(273)	40,521
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	6	–	–	6	–	6	–	–	6
Other	8	3	–	–	11	10	3	–	–	13
Obligations of state and political subdivisions	8	1	–	(1)	8	8	1	–	(1)	8
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	18	–	–	(1)	17	18	–	–	(2)	16
Total held-to-maturity	$42,030	$625	$–	$(27)	$42,628	$43,590	$199	$–	$(296)	$43,493
Available-for-sale (b)
U.S. Treasury and agencies	$11,395	$217	$–	$–	$11,612	$4,611	$12	$–	$(27)	$4,596
Mortgage-backed securities
Residential
Agency	47,085	619	–	(57)	47,647	50,056	384	–	(364)	50,076
Non-agency
Prime (c)	278	6	(3)	(1)	280	316	6	(3)	(1)	318
Non-prime (d)	200	20	(4)	–	216	221	20	(1)	–	240
Commercial agency	20	–	–	–	20	52	–	–	–	52
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	14	2	–	–	16	16	3	–	–	19
Other	521	9	–	–	530	532	9	–	–	541
Obligations of state and political subdivisions	5,218	205	–	–	5,423	5,149	169	–	(2)	5,316
Corporate debt securities	678	7	–	(77)	608	677	3	–	(70)	610
Perpetual preferred securities	53	19	–	–	72	153	20	–	(12)	161
Other investments	34	32	–	–	66	34	34	–	–	68
Total available-for-sale	$65,496	$1,136	$(7)	$(135)	$66,490	$61,817	$660	$(4)	$(476)	$61,997

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted-average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 3.9 years at June 30, 2016, compared with 4.7 years at December 31, 2015. The corresponding weighted-average yields were 2.14 percent and 2.21 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.6 years at June 30, 2016, and 4.2 years at December 31, 2015. The corresponding weighted-average yields were both 1.92 percent.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2016, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $11.9 billion at June 30, 2016, and $13.1 billion at December 31, 2015, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $946 million at June 30, 2016, and $1.0 billion at December 31, 2015.

U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Taxable	$471	$449	$936	$885
Non-taxable	52	56	104	115
Total interest income from investment securities	$523	$505	$1,040	$1,000

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Realized gains	$16	$–	$19	$1
Realized losses	(12)	–	(12)	(1)
Net realized gains (losses)	$4	$–	$7	$–
Income tax (benefit) on net realized gains (losses)	$2	$–	$3	$–

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and six months ended June 30, 2016 and 2015.

Changes in the credit losses on debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$81	$96	$84	$101
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	1	–	1	–
Total other-than-temporary impairment on debt securities	1	–	1	–
Other Changes in Credit Losses
Increases in expected cash flows	(1)	–	(1)	(2)
Realized losses (a)	(2)	(5)	(5)	(8)
Balance at end of period	$79	$91	$79	$91

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

42	U.S. Bancorp

At June 30, 2016, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2016:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Residential agency mortgage-backed securities	$3,050	$(6)	$2,778	$(19)	$5,828	$(25)
Other asset-backed securities	–	–	5	–	5	–
Obligations of state and political subdivisions	–	–	2	(1)	2	(1)
Other debt securities	–	–	18	(1)	18	(1)
Total held-to-maturity	$3,050	$(6)	$2,803	$(21)	$5,853	$(27)
Available-for-sale
Residential mortgage-backed securities
Agency	$8,348	$(33)	$3,998	$(24)	$12,346	$(57)
Non-agency (a)
Prime (b)	51	–	95	(4)	146	(4)
Non-prime (c)	20	(1)	12	(3)	32	(4)
Other asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	7	–	16	–	23	–
Corporate debt securities	–	–	418	(77)	418	(77)
Other investments	1	–	–	–	1	–
Total available-for-sale	$8,427	$(34)	$4,541	$(108)	$12,968	$(142)

(a)	The Company had $8 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2016, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2016		December 31, 2015
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$87,179	32.4%	$83,116	31.9%
Lease financing	5,335	2.0	5,286	2.0
Total commercial	92,514	34.4	88,402	33.9
Commercial Real Estate
Commercial mortgages	32,129	12.0	31,773	12.2
Construction and development	11,161	4.1	10,364	3.9
Total commercial real estate	43,290	16.1	42,137	16.1
Residential Mortgages
Residential mortgages	42,534	15.8	40,425	15.5
Home equity loans, first liens	13,370	5.0	13,071	5.0
Total residential mortgages	55,904	20.8	53,496	20.5
Credit Card	20,571	7.7	21,012	8.1
Other Retail
Retail leasing	5,512	2.1	5,232	2.0
Home equity and second mortgages	16,481	6.1	16,384	6.3
Revolving credit	3,225	1.2	3,354	1.3
Installment	7,567	2.8	7,030	2.7
Automobile	16,799	6.3	16,587	6.3
Student	2,424	.9	2,619	1.0
Total other retail	52,008	19.4	51,206	19.6
Total loans, excluding covered loans	264,287	98.4	256,253	98.2
Covered Loans	4,234	1.6	4,596	1.8
Total loans	$268,521	100.0%	$260,849	100.0%

The Company had loans of $81.9 billion at June 30, 2016, and $78.1 billion at December 31, 2015, pledged at the Federal Home Loan Bank, and loans of $64.5 billion at June 30, 2016, and $63.4 billion at December 31, 2015, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $576 million at June 30, 2016, and $550 million at December 31, 2015. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$1,013	$1,187	$957	$1,309
Accretion	(103)	(100)	(195)	(198)
Disposals	(33)	(43)	(54)	(70)
Reclassifications from nonaccretable difference (a)	14	32	183	37
Other	–	–	–	(2)
Balance at end of period	$891	$1,076	$891	$1,076

(a)	Primarily relates to changes in expected credit performance.

Allowance for Credit Losses The allowance for credit losses is established for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”). The allowance for credit losses is increased through provisions charged to operating earnings and reduced by net charge-offs. Management evaluates the allowance each quarter to ensure it appropriately reserves for incurred losses.

44	U.S. Bancorp

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 15-year period of loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical time frame is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

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

U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2016
Balance at beginning of period	$1,441	$734	$556	$875	$678	$4,284	$36	$4,320
Add
Provision for credit losses	111	14	5	179	16	325	2	327
Deduct
Loans charged off	107	7	25	189	79	407	–	407
Less recoveries of loans charged off	(28)	(7)	(8)	(19)	(28)	(90)	–	(90)
Net loans charged off	79	–	17	170	51	317	–	317
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329
2015
Balance at beginning of period	$1,200	$721	$764	$871	$738	$4,294	$57	$4,351
Add
Provision for credit losses	22	15	6	171	65	279	2	281
Deduct
Loans charged off	65	9	41	190	75	380	–	380
Less recoveries of loans charged off	(23)	(8)	(8)	(21)	(24)	(84)	–	(84)
Net loans charged off	42	1	33	169	51	296	–	296
Other changes (a)	–	–	–	–	–	–	(10)	(10)
Balance at end of period	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Six Months Ended June 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2016
Balance at beginning of period	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306
Add
Provision for credit losses	348	19	(51)	336	5	657	–	657
Deduct
Loans charged off	218	10	48	377	159	812	–	812
Less recoveries of loans charged off	(56)	(15)	(12)	(43)	(54)	(180)	–	(180)
Net loans charged off	162	(5)	36	334	105	632	–	632
Other changes (a)	–	–	–	(1)	–	(1)	(1)	(2)
Balance at end of period	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329
2015
Balance at beginning of period	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375
Add
Provision for credit losses	120	(8)	18	325	88	543	2	545
Deduct
Loans charged off	139	14	82	372	156	763	–	763
Less recoveries of loans charged off	(54)	(31)	(14)	(40)	(49)	(188)	–	(188)
Net loans charged off	85	(17)	68	332	107	575	–	575
Other changes (a)	(1)	–	–	–	–	(1)	(18)	(19)
Balance at end of period	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

46	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at June 30, 2016 Related to
Loans individually evaluated for impairment (a)	$56	$2	$–	$–	$–	$58	$–	$58
TDRs collectively evaluated for impairment	5	2	206	58	28	299	1	300
Other loans collectively evaluated for impairment	1,412	733	338	826	615	3,924	–	3,924
Loans acquired with deteriorated credit quality	–	11	–	–	–	11	36	47
Total allowance for credit losses	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329
Allowance Balance at December 31, 2015 Related to
Loans individually evaluated for impairment (a)	$11	$2	$–	$–	$–	$13	$–	$13
TDRs collectively evaluated for impairment	10	7	236	57	33	343	2	345
Other loans collectively evaluated for impairment	1,266	703	395	826	710	3,900	–	3,900
Loans acquired with deteriorated credit quality	–	12	–	–	–	12	36	48
Total allowance for credit losses	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2016
Loans individually evaluated for impairment (a)	$639	$29	$–	$–	$–	$668	$–	$668
TDRs collectively evaluated for impairment	153	189	3,766	211	193	4,512	35	4,547
Other loans collectively evaluated for impairment	91,715	42,803	52,137	20,360	51,815	258,830	1,811	260,641
Loans acquired with deteriorated credit quality	7	269	1	–	–	277	2,388	2,665
Total loans	$92,514	$43,290	$55,904	$20,571	$52,008	$264,287	$4,234	$268,521
December 31, 2015
Loans individually evaluated for impairment (a)	$336	$41	$13	$–	$–	$390	$–	$390
TDRs collectively evaluated for impairment	138	235	4,241	210	211	5,035	35	5,070
Other loans collectively evaluated for impairment	87,927	41,566	49,241	20,802	50,995	250,531	2,059	252,590
Loans acquired with deteriorated credit quality	1	295	1	–	–	297	2,502	2,799
Total loans	$88,402	$42,137	$53,496	$21,012	$51,206	$256,253	$4,596	$260,849

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2016
Commercial	$91,775	$203	$47	$489	$92,514
Commercial real estate	43,125	49	13	103	43,290
Residential mortgages (a)	54,968	159	149	628	55,904
Credit card	20,129	236	201	5	20,571
Other retail	51,570	213	68	157	52,008
Total loans, excluding covered loans	261,567	860	478	1,382	264,287
Covered loans	3,927	54	246	7	4,234
Total loans	$265,494	$914	$724	$1,389	$268,521
December 31, 2015
Commercial	$87,863	$317	$48	$174	$88,402
Commercial real estate	41,907	89	14	127	42,137
Residential mortgages (a)	52,438	170	176	712	53,496
Credit card	20,532	243	228	9	21,012
Other retail	50,745	224	75	162	51,206
Total loans, excluding covered loans	253,485	1,043	541	1,184	256,253
Covered loans	4,236	62	290	8	4,596
Total loans	$257,721	$1,105	$831	$1,192	$260,849

(a)	At June 30, 2016, $295 million of loans 30–89 days past due and $2.5 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $320 million and $2.9 billion at December 31, 2015, respectively.

At June 30, 2016, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $250 million ($216 million excluding covered assets), compared with $282 million ($250 million excluding covered assets) at December 31, 2015. This excludes $447 million and $535 million at June 30, 2016 and December 31, 2015, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2016 and December 31, 2015, was $2.2 billion and $2.6 billion, respectively, of which $1.7 billion and $1.9 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

48	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2016
Commercial (b)	$88,383	$1,766	$2,365	$4,131	$92,514
Commercial real estate	42,121	452	717	1,169	43,290
Residential mortgages (c)	55,063	4	837	841	55,904
Credit card	20,365	–	206	206	20,571
Other retail	51,741	4	263	267	52,008
Total loans, excluding covered loans	257,673	2,226	4,388	6,614	264,287
Covered loans	4,155	–	79	79	4,234
Total loans	$261,828	$2,226	$4,467	$6,693	$268,521
Total outstanding commitments	$552,444	$5,227	$5,970	$11,197	$563,641
December 31, 2015
Commercial (b)	$85,206	$1,629	$1,567	$3,196	$88,402
Commercial real estate	41,079	365	693	1,058	42,137
Residential mortgages (c)	52,548	2	946	948	53,496
Credit card	20,775	–	237	237	21,012
Other retail	50,899	6	301	307	51,206
Total loans, excluding covered loans	250,507	2,002	3,744	5,746	256,253
Covered loans	4,507	–	89	89	4,596
Total loans	$255,014	$2,002	$3,833	$5,835	$260,849
Total outstanding commitments	$539,614	$3,945	$4,845	$8,790	$548,404

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2016, $1.5 billion of energy loans ($3.7 billion of total outstanding commitments) had a special mention or classified rating, compared with $1.1 billion of energy loans ($1.9 billion of total outstanding commitments) at December 31, 2015.
(c)	At June 30, 2016, $2.5 billion of GNMA loans 90 days or more past due and $1.6 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.9 billion and $1.9 billion at December 31, 2015, respectively.

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

Factors used by the Company in determining whether all principal and interest payments due on commercial and commercial real estate loans will be collected and, therefore, whether those loans are impaired include, but are not limited to, the financial condition of the borrower, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on industry, geographic location and certain financial ratios. The evaluation of impairment on residential mortgages, credit card loans and other retail loans is primarily driven by delinquency status of individual loans or whether a loan has been modified, and considers any government guarantee where applicable. Individual covered loans, whose future losses are covered by loss sharing agreements with the FDIC that substantially reduce the risk of credit losses to the Company, are evaluated for impairment and accounted for in a manner consistent with the class of loan they would have been included in had the loss sharing coverage not been in place.

U.S. Bancorp

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2016
Commercial	$865	$1,416	$63	$604
Commercial real estate	288	745	4	1
Residential mortgages	2,400	3,005	173	–
Credit card	211	211	58	–
Other retail	294	472	30	4
Total loans, excluding GNMA and covered loans	4,058	5,849	328	609
Loans purchased from GNMA mortgage pools	1,572	1,572	34	–
Covered loans	37	41	1	1
Total	$5,667	$7,462	$363	$610
December 31, 2015
Commercial	$520	$1,110	$25	$154
Commercial real estate	336	847	11	1
Residential mortgages	2,575	3,248	199	–
Credit card	210	210	57	–
Other retail	309	503	35	4
Total loans, excluding GNMA and covered loans	3,950	5,918	327	159
Loans purchased from GNMA mortgage pools	1,913	1,913	40	–
Covered loans	39	48	2	1
Total	$5,902	$7,879	$369	$160

(a)	Substantially all loans classified as impaired at June 30, 2016 and December 31, 2015, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2016		2015
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$842	$3	$335	$4
Commercial real estate	302	3	445	7
Residential mortgages	2,452	31	2,688	33
Credit card	212	1	222	1
Other retail	297	3	342	3
Total loans, excluding GNMA and covered loans	4,105	41	4,032	48
Loans purchased from GNMA mortgage pools	1,696	23	2,119	25
Covered loans	38	1	42	–
Total	$5,839	$65	$6,193	$73
Six Months Ended June 30
Commercial	$756	$4	$323	$6
Commercial real estate	314	6	497	10
Residential mortgages	2,496	63	2,696	66
Credit card	211	2	228	3
Other retail	301	6	348	7
Total loans, excluding GNMA and covered loans	4,078	81	4,092	92
Loans purchased from GNMA mortgage pools	1,782	48	2,160	50
Covered loans	38	1	42	–
Total	$5,898	$130	$6,294	$142

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

50	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2016			2015
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	495	$332	$237	430	$93	$98
Commercial real estate	20	10	10	29	27	26
Residential mortgages	214	16	17	1,065	135	134
Credit card	6,654	33	32	6,352	32	32
Other retail	467	7	8	662	12	12
Total loans, excluding GNMA and covered loans	7,850	398	304	8,538	299	302
Loans purchased from GNMA mortgage pools	1,501	140	142	1,950	242	241
Covered loans	17	3	3	8	3	3
Total loans	9,368	$541	$449	10,496	$544	$546
Six Months Ended June 30
Commercial	1,096	$492	$398	789	$116	$121
Commercial real estate	44	17	17	54	40	39
Residential mortgages	492	48	49	1,439	186	185
Credit card	14,642	71	71	12,689	65	65
Other retail	1,076	18	19	1,284	23	23
Total loans, excluding GNMA and covered loans	17,350	646	554	16,255	430	433
Loans purchased from GNMA mortgage pools	4,369	453	453	3,974	488	486
Covered loans	20	3	3	9	3	3
Total loans	21,739	$1,102	$1,010	20,238	$921	$922

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the second quarter of 2016, at June 30, 2016, 197 residential mortgages, 13 home equity and second mortgage loans and 381 loans purchased from GNMA mortgage pools with outstanding balances of $21 million, $1 million and $54 million, respectively, were in a trial period and have estimated post-modification balances of $29 million, $1 million and $56 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2016		2015
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	141	$9	149	$17
Commercial real estate	5	1	3	1
Residential mortgages	27	4	80	12
Credit card	1,632	7	1,443	7
Other retail	88	3	237	4
Total loans, excluding GNMA and covered loans	1,893	24	1,912	41
Loans purchased from GNMA mortgage pools	28	4	170	22
Covered loans	1	–	–	–
Total loans	1,922	$28	2,082	$63
Six Months Ended June 30
Commercial	253	$11	313	$19
Commercial real estate	15	6	8	3
Residential mortgages	58	9	186	25
Credit card	3,205	14	3,021	15
Other retail	166	4	368	7
Total loans, excluding GNMA and covered loans	3,697	44	3,896	69
Loans purchased from GNMA mortgage pools	54	7	368	48
Covered loans	1	–	–	–
Total loans	3,752	$51	4,264	$117

In addition to the defaults in the table above, the Company had a total of 295 and 906 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2016, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $42 million and $130 million for the three months and six months ended June 30, 2016, respectively.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	June 30, 2016				December 31, 2015
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$2,388	$560	$–	$2,948	$2,502	$615	$–	$3,117
Other retail loans	–	366	–	366	–	447	–	447
Losses reimbursable by the FDIC (a)	–	–	388	388	–	–	517	517
Unamortized changes in FDIC asset (b)	–	–	532	532	–	–	515	515
Covered loans	2,388	926	920	4,234	2,502	1,062	1,032	4,596
Foreclosed real estate	–	–	34	34	–	–	32	32
Total covered assets	$2,388	$926	$954	$4,268	$2,502	$1,062	$1,064	$4,628

(a)	Relates to loss sharing agreements with remaining terms up to three years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

52	U.S. Bancorp

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

Effective January 1, 2016, the Company adopted accounting guidance, issued by the FASB in February 2015, relating to the analysis required by organizations to evaluate whether they should consolidate certain legal entities. The adoption of this guidance did not have a material impact on the Company’s financial statements, and specifically excludes registered money market funds from the consolidation analysis. The Company provides financial support primarily through the use of waivers of management fees associated with various registered money market funds it manages, which are excluded from the consolidation analysis. The Company provided $9 million and $28 million of support to the funds during the three months ended June 30, 2016 and 2015, respectively, and $26 million and $58 million during the six months ended June 30, 2016 and 2015, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $164 million and $170 million for the three months ended June 30, 2016 and 2015, respectively, and $332 million and $338 million for the six months ended June 30, 2016 and 2015, respectively. The Company also recognized $408 million and $170 million of investment tax credits for the three months ended June 30, 2016 and 2015, respectively, and $631 million and $284 million for the six months ended June 30, 2016 and 2015, respectively. The Company recognized $156 million of expenses related to all of these investments for both the three months ended June 30, 2016 and 2015, of which $66 million and $65 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $307 million and $302 million of expenses related to all of these investments for the six months ended June 30, 2016 and 2015, respectively, of which $133 million and $131 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

U.S. Bancorp

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2016	December 31, 2015
Investment carrying amount	$5,114	$5,257
Unfunded capital and other commitments	2,622	2,499
Maximum exposure to loss	9,687	9,436

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $28 million at June 30, 2016, compared with $32 million at December 31, 2015. The maximum exposure to loss related to these VIEs was $49 million at June 30, 2016 and $47 million at December 31, 2015, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $43 million at June 30, 2016, compared with less than $1 million to $46 million at December 31, 2015.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2016, approximately $3.2 billion of the Company’s assets and $2.3 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.0 billion and $2.2 billion, respectively, at December 31, 2015. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2016, $27 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $28 million at December 31, 2015.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2016, $1.4 billion of available-for-sale investment securities and $1.4 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.3 billion of available-for-sale investment securities and $2.2 billion of short-term borrowings at December 31, 2015.

54	U.S. Bancorp

Note 6	Mortgage Servicing Rights

The Company serviced $231.9 billion of residential mortgage loans for others at June 30, 2016, and $231.8 billion at December 31, 2015, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net losses of $10 million and net gains of $7 million for the three months ended June 30, 2016 and 2015, respectively, and net losses of $32 million and net gains of $6 million for the six months ended June 30, 2016 and 2015, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $186 million and $179 million for the three months ended June 30, 2016 and 2015, respectively, and $370 million and $357 million for the six months ended June 30, 2016 and 2015, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$2,222	$2,250	$2,512	$2,338
Rights purchased	5	9	14	15
Rights capitalized	131	164	230	309
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(187)	172	(488)	41
Due to revised assumptions or models (b)	–	2	–	2
Other changes in fair value (c)	(115)	(116)	(212)	(224)
Balance at end of period	$2,056	$2,481	$2,056	$2,481

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	June 30, 2016						December 31, 2015
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(531)	$(284)	$(147)	$142	$272	$526	$(598)	$(250)	$(114)	$96	$176	$344
Derivative instrument hedges	541	282	143	(140)	(271)	(521)	475	226	107	(98)	(192)	(377)
Net sensitivity	$10	$(2)	$(4)	$2	$1	$5	$(123)	$(24)	$(7)	$(2)	$(16)	$(33)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2016				December 31, 2015
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$31,017	$39,333	$159,099	$229,449	$26,492	$40,350	$162,533	$229,375
Fair value	$344	$349	$1,363	$2,056	$297	$443	$1,772	$2,512
Value (bps) (b)	111	89	86	90	112	110	109	110
Weighted-average servicing fees (bps)	37	34	27	30	36	34	27	29
Multiple (value/servicing fees)	3.00	2.62	3.19	3.00	3.11	3.24	4.04	3.79
Weighted-average note rate	4.43%	4.04%	4.07%	4.11%	4.46%	4.08%	4.09%	4.13%
Weighted-average age (in years)	3.0	3.8	3.7	3.6	3.1	3.6	3.4	3.4
Weighted-average expected prepayment (constant prepayment rate)	12.6%	19.0%	15.2%	15.5%	12.8%	13.9%	10.4%	11.3%
Weighted-average expected life (in years)	6.1	4.4	4.9	5.0	6.1	5.7	6.6	6.4
Weighted-average discount rate	11.8%	11.2%	9.5%	10.1%	11.8%	11.2%	9.4%	10.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Value is calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.

U.S. Bancorp

Note 7	Preferred Stock

At June 30, 2016 and December 31, 2015, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2016				December 31, 2015
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Total preferred stock (a)	189,910	$5,686	$185	$5,501	189,910	$5,686	$185	$5,501

(a)	The par value of all shares issued and outstanding at June 30, 2016 and December 31, 2015, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2016
Balance at beginning of period	$407	$33	$(99)	$(1,031)	$(54)	$(744)
Changes in unrealized gains and losses	333	–	(87)	–	–	246
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment (a)	–	–	–	–	(20)	(20)
Reclassification to earnings of realized gains and losses	(3)	(4)	33	40	–	66
Applicable income taxes	(126)	2	20	(15)	8	(111)
Balance at end of period	$612	$31	$(133)	$(1,006)	$(66)	$(562)

2015
Balance at beginning of period	$520	$48	$(158)	$(1,072)	$(52)	$(714)
Changes in unrealized gains and losses	(356)	–	5	–	–	(351)
Foreign currency translation adjustment (a)	–	–	–	–	8	8
Reclassification to earnings of realized gains and losses	–	(7)	49	56	–	98
Applicable income taxes	137	2	(21)	(21)	(3)	94
Balance at end of period	$301	$43	$(125)	$(1,037)	$(47)	$(865)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

56	U.S. Bancorp

Six Months Ended June 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2016
Balance at beginning of period	$111	$36	$(67)	$(1,056)	$(43)	$(1,019)
Changes in unrealized gains and losses	821	–	(183)	–	–	638
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(1)	–	–	–	–	(1)
Foreign currency translation adjustment (a)	–	–	–	–	(36)	(36)
Reclassification to earnings of realized gains and losses	(6)	(9)	76	81	–	142
Applicable income taxes	(313)	4	41	(31)	13	(286)
Balance at end of period	$612	$31	$(133)	$(1,006)	$(66)	$(562)

2015
Balance at beginning of period	$392	$52	$(172)	$(1,106)	$(62)	$(896)
Changes in unrealized gains and losses	(148)	–	(23)	–	–	(171)
Foreign currency translation adjustment (a)	–	–	–	–	25	25
Reclassification to earnings of realized gains and losses	–	(14)	99	112	–	197
Applicable income taxes	57	5	(29)	(43)	(10)	(20)
Balance at end of period	$301	$43	$(125)	$(1,037)	$(47)	$(865)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$4	$–	$7	$–	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(1)	–	(1)	–
	3	–	6	–	Total before tax
	(1)	–	(2)	–	Applicable income taxes
	2	–	4	–	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	4	7	9	14	Interest income
	(2)	(2)	(4)	(5)	Applicable income taxes
	2	5	5	9	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(33)	(49)	(76)	(99)	Interest expense
	13	19	29	38	Applicable income taxes
	(20)	(30)	(47)	(61)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(40)	(56)	(81)	(112)	Employee benefits expense
	15	21	31	43	Applicable income taxes
	(25)	(35)	(50)	(69)	Net-of-tax
Total impact to net income	$(41)	$(60)	$(88)	$(121)

U.S. Bancorp

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2016	2015	2016	2015
Net income attributable to U.S. Bancorp	$1,522	$1,483	$2,908	$2,914
Preferred dividends	(79)	(60)	(140)	(120)
Impact of the purchase of noncontrolling interests (a)	–	–	9	–
Earnings allocated to participating stock awards	(8)	(6)	(13)	(12)
Net income applicable to U.S. Bancorp common shareholders	$1,435	$1,417	$2,764	$2,782
Average common shares outstanding	1,725	1,771	1,731	1,776
Net effect of the exercise and assumed purchase of stock awards	6	8	6	8
Average diluted common shares outstanding	1,731	1,779	1,737	1,784
Earnings per common share	$.83	$.80	$1.60	$1.57
Diluted earnings per common share	$.83	$.80	$1.59	$1.56

(a)	Represents the difference between the carrying amount and amount paid by the Company to purchase third party investor holdings of the preferred stock of USB Realty Corp, a consolidated subsidiary of the Company.

Options outstanding at June 30, 2016, to purchase 1 million common shares for the three months and six months ended June 30, 2016, and outstanding at June 30, 2015, to purchase 1 million common shares for the three months and six months ended June 30, 2015, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$44	$47	$–	$–	$88	$94	$–	$–
Interest cost	53	49	1	1	105	97	2	2
Expected return on plan assets	(66)	(55)	–	(1)	(132)	(111)	–	(1)
Prior service cost (credit) amortization	(1)	(1)	(1)	–	(2)	(2)	(2)	(1)
Actuarial loss (gain) amortization	43	58	(1)	(1)	87	117	(2)	(2)
Net periodic benefit cost	$73	$98	$(1)	$(1)	$146	$195	$(2)	$(2)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Federal
Current	$613	$419	$914	$799
Deferred	(154)	13	(47)	33
Federal income tax	459	432	867	832
State
Current	37	96	127	180
Deferred	46	–	52	(5)
State income tax	83	96	179	175
Total income tax provision	$542	$528	$1,046	$1,007

58	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Tax at statutory rate	$727	$709	$1,394	$1,382
State income tax, at statutory rates, net of federal tax benefit	54	63	117	114
Tax effect of
Tax credits and benefits, net of related expenses	(174)	(182)	(340)	(346)
Tax-exempt income	(49)	(51)	(99)	(103)
Noncontrolling interests	(5)	(6)	(10)	(10)
Other items (a)	(11)	(5)	(16)	(30)
Applicable income taxes	$542	$528	$1,046	$1,007

(a)	Includes the resolution of certain tax matters with taxing authorities in the first quarter of 2015.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2016, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.5 billion at June 30, 2016 and December 31, 2015.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three and six months ended June 30, 2016, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2016, the Company had $133 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $67 million (net-of-tax) of realized and unrealized losses at December 31, 2015. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2016 and the next 12 months are losses of $34 million (net-of-tax) and $55 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three and six months ended June 30, 2016, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign businesses driven

U.S. Bancorp

by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three and six months ended June 30, 2016. There were no non-derivative debt instruments designated as net investment hedges at June 30, 2016 or December 31, 2015.

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

60	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2016
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,800	$163	4.14	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	7,524	241	4.54
Net investment hedges
Foreign exchange forward contracts	1,228	20	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	7,293	94	.08	7	1	.10
Sell	56	3	.22	8,085	95	.11
Options
Purchased	2,160	–	.08	–	–	–
Written	3,326	63	.10	6	1	.08
Receive fixed/pay floating swaps	9,627	454	9.88	–	–	–
Pay fixed/receive floating swaps	–	–	–	4,381	356	9.46
Foreign exchange forward contracts	575	5	.04	586	28	.04
Equity contracts	65	1	.97	34	1	.51
Credit contracts	1,435	1	3.24	3,185	4	3.25
Other (a)	104	2	.02	785	100	3.48
Total	$29,669	$806		$24,593	$827
December 31, 2015
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,050	$73	4.43	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,772	7	9.22	5,009	146	1.13
Net investment hedges
Foreign exchange forward contracts	1,140	4	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	3,812	17	.07	452	1	.06
Sell	3,201	12	.09	2,559	7	.12
Options
Purchased	2,935	–	.06	–	–	–
Written	3,199	29	.10	5	1	.08
Receive fixed/pay floating swaps	3,733	42	9.98	4,748	18	10.18
Pay fixed/receive floating swaps	287	2	9.82	4,158	35	9.97
Foreign exchange forward contracts	3,023	13	.01	2,380	10	.03
Equity contracts	62	–	.47	24	1	.82
Credit contracts	1,192	2	2.58	2,821	3	2.99
Other (a)	36	–	.04	662	64	2.60
Total	$27,442	$201		$22,818	$286

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $104 million and $36 million at June 30, 2016 and December 31, 2015, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $681 million, $98 million and 4.01 years at June 30, 2016, respectively, compared to $626 million, $64 million and 2.75 years at December 31, 2015, respectively.

U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2016
Interest rate contracts
Receive fixed/pay floating swaps	$55,987	$2,617	5.37	$13,198	$9	1.39
Pay fixed/receive floating swaps	12,868	7	1.63	55,594	2,722	5.38
Options
Purchased	9,416	12	2.37	375	27	1.03
Written	375	29	1.03	8,695	7	2.23
Futures
Buy	6,176	4	1.10	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	22,998	981	.54	22,061	956	.55
Options
Purchased	1,948	56	1.21	–	–	–
Written	–	–	–	1,948	56	1.21
Total	$109,768	$3,706		$101,871	$3,777
December 31, 2015
Interest rate contracts
Receive fixed/pay floating swaps	$32,647	$1,097	5.69	$14,068	$54	4.71
Pay fixed/receive floating swaps	10,685	43	4.55	35,045	1,160	5.74
Options
Purchased	8,705	10	2.61	146	1	2.23
Written	146	2	2.23	8,482	9	2.57
Futures
Buy	–	–	–	2,859	2	.84
Sell	45	–	.97	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	18,399	851	.59	17,959	830	.58
Options
Purchased	1,485	43	1.19	–	–	–
Written	–	–	–	1,485	43	1.19
Total	$72,112	$2,046		$80,044	$2,099

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(54)	$3	$(20)	$(30)	$(113)	$(14)	$(47)	$(61)
Net investment hedges
Foreign exchange forward contracts	17	(35)	–	–	(15)	80	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and six months ended June 30, 2016 and 2015.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense.

62	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$32	$(42)	$94	$(8)
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(8)	147	(55)	188
Purchased and written options	Mortgage banking revenue	120	23	213	82
Receive fixed/pay floating swaps	Mortgage banking revenue	160	(136)	402	(21)
Pay fixed/receive floating swaps	Mortgage banking revenue	(11)	1	(2)	1
Foreign exchange forward contracts	Commercial products revenue	(80)	66	(55)	86
Equity contracts	Compensation expense	1	(1)	(1)	(1)
Credit contracts	Other noninterest income	(1)	1	(1)	1
Other	Other noninterest income	(38)	–	(38)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	718	(258)	1,723	100
Pay fixed/receive floating swaps	Other noninterest income	(702)	269	(1,706)	(81)
Purchased and written options	Other noninterest income	(1)	1	1	1
Futures	Other noninterest income	3	1	7	1
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	23	17	40	37
Purchased and written options	Commercial products revenue	1	–	2	1

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $(31) million and $40 million for the three months ended June 30, 2016 and 2015, respectively, and $(92) million and $7 million for the six months ended June 30, 2016 and 2015, respectively. The ineffective portion was immaterial for the three and six months ended June 30, 2016 and 2015.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2016, was $1.7 billion. At June 30, 2016, the Company had $1.5 billion of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $265.9 billion total notional amount of derivative positions at June 30, 2016, $116.7 billion related to those centrally cleared through clearinghouses and $10.1 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance

U.S. Bancorp

requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

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

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities or residential agency mortgage-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s broker-dealer. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels. At December 31, 2015, the Company had no outstanding securities loaned transactions.

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
June 30, 2016
Repurchase agreements
U.S. Treasury and agencies	$111	$–	$111
Residential agency mortgage-backed securities	712	85	797
Total repurchase agreements	823	85	908
Securities loaned
Corporate debt securities	75	–	75
Total securities loaned	75	–	75
Gross amount of recognized liabilities	$898	$85	$983
December 31, 2015
Repurchase agreements
U.S. Treasury and agencies	$122	$–	$122
Residential agency mortgage-backed securities	802	168	970
Gross amount of recognized liabilities	$924	$168	$1,092

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

64	U.S. Bancorp

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
June 30, 2016
Derivative assets (d)	$2,882	$(1,130)	$1,752	$(133)	$(9)	$1,610
Reverse repurchase agreements	86	–	86	(9)	(77)	–
Securities borrowed	651	–	651	–	(633)	18
Total	$3,619	$(1,130)	$2,489	$(142)	$(719)	$1,628
December 31, 2015
Derivative assets (d)	$1,879	$(807)	$1,072	$(82)	$–	$990
Reverse repurchase agreements	106	–	106	(102)	(4)	–
Securities borrowed	772	–	772	–	(753)	19
Total	$2,757	$(807)	$1,950	$(184)	$(757)	$1,009

(a)	Includes $209 million and $165 million of cash collateral related payables that were netted against derivative assets at June 30, 2016 and December 31, 2015, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $1.6 billion and $368 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at June 30, 2016 and December 31, 2015, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
June 30, 2016
Derivative liabilities (d)	$2,447	$(1,869)	$578	$(133)	$–	$445
Repurchase agreements	908	–	908	(9)	(899)	–
Securities loaned	75	–	75	–	(74)	1
Total	$3,430	$(1,869)	$1,561	$(142)	$(973)	$446
December 31, 2015
Derivative liabilities (d)	$1,809	$(1,283)	$526	$(82)	$–	$444
Repurchase agreements	1,092	–	1,092	(102)	(990)	–
Total	$2,901	$(1,283)	$1,618	$(184)	$(990)	$444

(a)	Includes $948 million and $641 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2016 and December 31, 2015, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $2.2 billion and $576 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at June 30, 2016 and December 31, 2015, respectively.

Note 14	Fair Values of Assets and Liabilities

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the six months ended June 30, 2016 and 2015, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2016 and 2015, there were no significant changes to the valuation techniques used by the Company to measure fair value.

66	U.S. Bancorp

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $75 million net gain and a $83 million net loss for the three months ended June 30, 2016 and 2015, respectively, and a $127 million net gain and a $34 million net loss for the six months ended June 30, 2016 and 2015, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U.S. Bancorp

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology, and are classified within Level 3. The Company determines fair value by estimating the present value of the asset’s future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information when available, publicly available data and industry surveys and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios and, therefore, the determination of fair value requires significant management judgment. Refer to Note 6 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting arrangements, as well as collateral received or provided under collateral arrangements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market and, therefore, the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy. The credit valuation adjustments for nonperformance risk are determined by the Company’s treasury department using credit assumptions provided by the risk management department. The credit assumptions are compared to actual results quarterly and are recalibrated as appropriate.

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

68	U.S. Bancorp

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

Prepayment rates generally move in the opposite direction of market interest rates. In the current environment, an increase in the probability of default will generally be accompanied with an increase in loss severity, as both are impacted by underlying collateral values. Discount margins are influenced by market expectations about the security’s collateral performance and, therefore, may directionally move with probability and severity of default; however, discount margins are also impacted by broader market forces, such as competing investment yields, sector liquidity, economic news, and other macroeconomic factors.

U.S. Bancorp

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at June 30, 2016:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	5%	20%	14%
Lifetime probability of default rates	–	6	4
Lifetime loss severity rates	15	60	33
Discount margin	2	7	4
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	16%	8%
Lifetime probability of default rates	4	12	7
Lifetime loss severity rates	15	70	49
Discount margin	2	11	4
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2016:

	Minimum	Maximum	Average
Expected prepayment	13%	21%	16%
Discount rate	9	13	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2016:

	Minimum	Maximum	Average
Expected loan close rate	7%	99%	78%
Inherent MSR value (basis points per loan)	29	186	106

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

70	U.S. Bancorp

adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2016, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 91 percent and 3 percent, respectively.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2016
Available-for-sale securities
U.S. Treasury and agencies	$10,733	$879	$–	$–	$11,612
Mortgage-backed securities
Residential
Agency	–	47,647	–	–	47,647
Non-agency
Prime (a)	–	–	280	–	280
Non-prime (b)	–	–	216	–	216
Commercial
Agency	–	20	–	–	20
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	16	–	–	16
Other	–	528	2	–	530
Obligations of state and political subdivisions	–	5,423	–	–	5,423
Corporate debt securities	102	497	9	–	608
Perpetual preferred securities	28	44	–	–	72
Other investments	39	27	–	–	66
Total available-for-sale	10,902	55,081	507	–	66,490
Mortgage loans held for sale	–	4,309	–	–	4,309
Mortgage servicing rights	–	–	2,056	–	2,056
Derivative assets	4	3,212	1,296	(1,130)	3,382
Other assets	145	855	–	–	1,000
Total	$11,051	$63,457	$3,859	$(1,130)	$77,237
Derivative liabilities	$–	$4,388	$216	$(1,869)	$2,735
Short-term borrowings (c)	171	617	–	–	788
Total	$171	$5,005	$216	$(1,869)	$3,523
December 31, 2015
Available-for-sale securities
U.S. Treasury and agencies	$3,708	$888	$–	$–	$4,596
Mortgage-backed securities
Residential
Agency	–	50,076	–	–	50,076
Non-agency
Prime (a)	–	–	318	–	318
Non-prime (b)	–	–	240	–	240
Commercial
Agency	–	52	–	–	52
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	19	–	–	19
Other	–	539	2	–	541
Obligations of state and political subdivisions	–	5,316	–	–	5,316
Corporate debt securities	102	499	9	–	610
Perpetual preferred securities	48	113	–	–	161
Other investments	40	28	–	–	68
Total available-for-sale	3,898	57,530	569	–	61,997
Mortgage loans held for sale	–	3,110	–	–	3,110
Mortgage servicing rights	–	–	2,512	–	2,512
Derivative assets	–	1,632	615	(807)	1,440
Other assets	202	589	–	–	791
Total	$4,100	$62,861	$3,696	$(807)	$69,850
Derivative liabilities	$2	$2,266	$117	$(1,283)	$1,102
Short-term borrowings (c)	122	645	–	–	767
Total	$124	$2,911	$117	$(1,283)	$1,869
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$297	$(1)		$3		$–	$–	$(19)	$–		$–	$280	$3
Non-prime (b)	227	(1)		2		–	–	(12)	–		–	216	2
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	535	(2	) (c)	5	(f)	–	–	(31)	–		–	507	5
Mortgage servicing rights	2,222	(302	) (d)	–		5	–	–	131	(g)	–	2,056	(302	) (d)
Net derivative assets and liabilities	851	461	(e)	–		1	(1)	–	–		(232)	1,080	(344	) (h)
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$385	$–		$(1)		$–	$–	$(21)	$–		$–	$363	$(1)
Non-prime (b)	273	–		–		–	–	(11)	–		–	262	–
Asset-backed securities
Other	61	1		(2)		–	–	(2)	–		–	58	(2)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	728	1	(c)	(3	) (f)	–	–	(34)	–		–	692	(3)
Mortgage servicing rights	2,250	58	(d)	–		9	–	–	164	(g)	–	2,481	58	(d)
Net derivative assets and liabilities	729	(72	) (i)	–		–	(4)	–	–		(175)	478	(131	) (j)
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $271 million included in other noninterest income and $190 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $217 million included in other noninterest income and $127 million included in mortgage banking revenue.
(i)	Approximately $(122) million included in other noninterest income and $50 million included in mortgage banking revenue.
(j)	Approximately $(184) million included in other noninterest income and $53 million included in mortgage banking revenue.

72	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$318	$(1)		$–		$–	$–	$(37)	$–		$–	$280	$–
Non-prime (b)	240	(1)		(3)		–	–	(20)	–		–	216	(3)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	569	(2	) (c)	(3	) (f)	–	–	(57)	–		–	507	(3)
Mortgage servicing rights	2,512	(700	) (d)	–		14	–	–	230	(g)	–	2,056	(700	) (d)
Net derivative assets and liabilities	498	963	(e)	–		1	(3)	–	–		(379)	1,080	630	(h)
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$405	$–		$(2)		$–	$–	$(40)	$–		$–	$363	$(2)
Non-prime (b)	280	–		–		–	–	(18)	–		–	262	–
Asset-backed securities
Other	62	2		–		–	–	(6)	–		–	58	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	756	2	(c)	(2	) (f)	–	–	(64)	–		–	692	(2)
Mortgage servicing rights	2,338	(181	) (d)	–		15	–	–	309	(g)	–	2,481	(181	) (d)
Net derivative assets and liabilities	574	299	(i)	–		–	(5)	–	–		(390)	478	(6	) (j)
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $633 million included in other noninterest income and $330 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $503 million included in other noninterest income and $127 million included in mortgage banking revenue.
(i)	Approximately $86 million included in other noninterest income and $213 million included in mortgage banking revenue.
(j)	Approximately $(60) million included in other noninterest income and $54 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2016				December 31, 2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$52	$52	$–	$–	$87	$87
Other assets (b)	–	–	53	53	–	–	66	66

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

U.S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2016	2015	2016	2015
Loans (a)	$60	$15	$111	$40
Other assets (b)	10	10	19	19

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2016			December 31, 2015
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$4,309	$4,150	$159	$3,110	$3,032	$78
Nonaccrual loans	3	4	(1)	5	7	(2)
Loans 90 days or more past due	1	1	–	–	–	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of June 30, 2016 and December 31, 2015, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2016					December 31, 2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$14,038	$14,038	$–	$–	$14,038	$11,147	$11,147	$–	$–	$11,147
Federal funds sold and securities purchased under resale agreements	154	–	154	–	154	169	–	169	–	169
Investment securities held-to-maturity	42,030	3,398	39,151	79	42,628	43,590	2,275	41,138	80	43,493
Loans held for sale (a)	2	–	–	2	2	74	–	–	74	74
Loans	264,715	–	–	271,064	271,064	256,986	–	–	259,823	259,823
Other financial instruments	2,339	–	920	1,407	2,327	2,311	–	921	1,398	2,319
Financial Liabilities
Deposits	317,590	–	317,563	–	317,563	300,400	–	300,225	–	300,225
Short-term borrowings (b)	17,645	–	17,470	–	17,470	27,110	–	26,782	–	26,782
Long-term debt	36,941	–	37,810	–	37,810	32,078	–	32,412	–	32,412
Other liabilities	1,408	–	–	1,408	1,408	1,353	–	–	1,353	1,353

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $607 million and $515 million at June 30, 2016 and December 31, 2015, respectively. The carrying value of other guarantees was $186 million and $184 million at June 30, 2016 and December 31, 2015, respectively.

74	U.S. Bancorp

Note 15	Guarantees and Contingent Liabilities

Visa Restructuring and Card Association Litigation The Company’s payment services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Associations”) are defendants in antitrust lawsuits challenging the practices of the Card Associations (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The district court approved the settlement, but that approval was appealed by certain class members. On June 30, 2016, the United States Court of Appeals for the Second Circuit reversed the approval of the settlement and remanded the case to the district court for further proceedings. At June 30, 2016, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the six months ended June 30, 2016, the Company sold 0.5 million of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa litigation, the remaining 5.9 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2016:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$70	$12,866
Third party borrowing arrangements	–	–	72
Securities lending indemnifications	6,388	–	6,323
Asset sales	–	110	5,484	(a)
Merchant processing	625	76	97,431
Tender option bond program guarantee	1,403	–	1,366
Minimum revenue guarantees	–	–	9
Other	–	–	901

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk

U.S. Bancorp

related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2016, the value of airline tickets purchased to be delivered at a future date was $9.0 billion. The Company held collateral of $465 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2016, the Company had reserved $26 million for potential losses from representation and warranty obligations, compared with $30 million at December 31, 2015. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of June 30, 2016 and December 31, 2015, the Company had $7 million and $12 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. Among these lawsuits are actions originally brought in June 2014 by a group of institutional investors, including BlackRock and PIMCO funds, against six bank trustees, including the Company. The actions brought by these institutional investors against the Company are in their early stages and currently are pending in the Supreme Court of the State of New York, New York County, and in the United States District Court for the Southern District of New York. In these lawsuits, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association, as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs seek monetary damages in an unspecified amount and also seek equitable relief.

Regulatory Matters The Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases. The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering compliance program adequacy and effectiveness and sanctions compliance requirements as administered by the Office of Foreign Assets Control. The Company is cooperating with an investigation currently being conducted by the U.S. Attorney’s Office in Manhattan regarding its banking relationship with Scott Tucker, who was recently indicted over the operation of an allegedly illegal payday lending business. Tucker, who is challenging his indictment, and his businesses maintained certain deposit accounts with U.S. Bank National Association. The U.S. Attorney’s Office has also requested information on aspects of the Company’s Bank Secrecy Act/anti-money laundering compliance program.

76	U.S. Bancorp

The Company is continually subject to examinations, inquiries and investigations in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management and consumer protection.

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

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2016 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2016			2015
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$107,132	$550	2.05%	$102,391	$535	2.09%	4.6%
Loans held for sale	3,796	36	3.79	7,908	65	3.29	(52.0)
Loans (b)
Commercial	92,154	642	2.80	83,253	566	2.73	10.7
Commercial real estate	42,988	424	3.97	42,446	413	3.90	1.3
Residential mortgages	55,501	517	3.73	51,114	483	3.78	8.6
Credit card	20,140	538	10.73	17,613	471	10.72	14.3
Other retail	51,468	518	4.05	47,069	486	4.14	9.3
Total loans, excluding covered loans	262,251	2,639	4.05	241,495	2,419	4.02	8.6
Covered loans	4,331	51	4.64	5,065	69	5.47	(14.5)
Total loans	266,582	2,690	1.05	246,560	2,488	4.05	8.1
Other earning assets	7,858	29	1.48	9,569	35	1.47	(17.9)
Total earning assets	385,368	3,305	3.44	366,428	3,123	3.42	5.2
Allowance for loan losses	(3,863)			(4,051)			4.6
Unrealized gain (loss) on investment securities	771			794			(2.9)
Other assets	46,474			44,730			3.9
Total assets	$428,750			$407,901			5.1
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,171			$77,347			2.4%
Interest-bearing deposits
Interest checking	60,842	10	.07	55,205	7	.06	10.2
Money market savings	92,904	82	.36	79,898	47	.23	16.3
Savings accounts	40,258	8	.09	37,071	11	.12	8.6
Time deposits	34,211	52	.60	36,223	48	.54	(5.6)
Total interest-bearing deposits	228,215	152	.27	208,397	113	.22	9.5
Short-term borrowings	21,103	68	1.28	27,758	63	.92	(24.0)
Long-term debt	36,478	189	2.08	34,418	177	2.05	6.0
Total interest-bearing liabilities	285,796	409	.58	270,573	353	.52	5.6
Other liabilities	15,961			14,778			8.0
Shareholders’ equity
Preferred equity	5,501			4,756			15.7
Common equity	41,683			39,758			4.8
Total U.S. Bancorp shareholders’ equity	47,184			44,514			6.0
Noncontrolling interests	638			689			(7.4)
Total equity	47,822			45,203			5.8
Total liabilities and equity	$428,750			$407,901			5.1
Net interest income		$2,896			$2,770
Gross interest margin			2.86%			2.90%
Gross interest margin without taxable-equivalent increments			2.81%			2.84%
Percent of Earning Assets
Interest income			3.44%			3.42%
Interest expense			.42			.39
Net interest margin			3.02%			3.03%
Net interest margin without taxable-equivalent increments			2.97%			2.97%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

78	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2016			2015
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$106,581	$1,095	2.05%	$101,556	$1,061	2.00%	4.9%
Loans held for sale	3,481	67	3.85	6,133	106	3.45	(43.2)
Loans (b)
Commercial	90,987	1,266	2.80	82,385	1,122	2.74	10.4
Commercial real estate	42,694	840	3.96	42,558	826	3.91	.3
Residential mortgages	54,854	1,026	3.75	51,269	972	3.80	7.0
Credit card	20,192	1,087	10.82	17,718	946	10.76	14.0
Other retail	51,283	1,038	4.07	48,188	991	4.15	6.4
Total loans, excluding covered loans	260,010	5,257	4.06	242,118	4,857	4.04	7.4
Covered loans	4,422	103	4.64	5,133	148	5.76	(13.9)
Total loans	264,432	5,360	4.07	247,251	5,005	4.08	6.9
Other earning assets	7,294	58	1.60	8,710	67	1.56	(16.3)
Total earning assets	381,788	6,580	3.46	363,650	6,239	3.45	5.0
Allowance for loan losses	(3,864)			(4,070)			5.1
Unrealized gain (loss) on investment securities	709			849			(16.5)
Other assets	46,520			44,456			4.6
Total assets	$425,153			$404,885			5.0
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$78,870			$75,937			3.9%
Interest-bearing deposits
Interest checking	59,376	17	.06	54,933	15	.06	8.1
Money market savings	89,683	155	.35	76,910	89	.23	16.6
Savings accounts	39,754	17	.09	36,555	23	.13	8.8
Time deposits	33,949	102	.60	37,787	104	.56	(10.2)
Total interest-bearing deposits	222,762	291	.26	206,185	231	.23	8.0
Short-term borrowings	24,251	134	1.11	28,622	125	.88	(15.3)
Long-term debt	35,643	371	2.09	34,428	361	2.11	3.5
Total interest-bearing liabilities	282,656	796	.57	269,235	717	.54	5.0
Other liabilities	16,008			14,728			8.7
Shareholders’ equity
Preferred equity	5,501			4,756			15.7
Common equity	41,460			39,541			4.9
Total U.S. Bancorp shareholders’ equity	46,961			44,297			6.0
Noncontrolling interests	658			688			(4.4)
Total equity	47,619			44,985			5.9
Total liabilities and equity	$425,153			$404,885			5.0
Net interest income		$5,784			$5,522
Gross interest margin			2.89%			2.91%
Gross interest margin without taxable-equivalent increments			2.83%			2.85%
Percent of Earning Assets
Interest income			3.46%			3.45%
Interest expense			.42			.40
Net interest margin			3.04%			3.05%
Net interest margin without taxable-equivalent increments			2.98%			2.99%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. The risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed in any material respect, except that an additional risk factor is added at the end of the list of Economic and Market Conditions risk factors under Item 1A to read in its entirety as follows:

The Company could be affected by the United Kingdom’s potential withdrawal from the European Union In June 2016, the United Kingdom (“UK”) electorate voted to leave the European Union (“EU”). This referendum was advisory and does not have binding legal effect. In the event that the UK formally notifies the EU of its intention to leave the union (“Brexit”), then the terms of the UK’s withdrawal from, and future relationships with, the EU will be negotiated and legislation implementing the withdrawal must be enacted. The ultimate impact of Brexit and its effects on the Company still remain uncertain and will depend on the terms of withdrawal and the post-Brexit relationships that the UK will negotiate with the EU and other non-EU nations. Increased market volatility and further global economic deterioration resulting from Brexit, or concern about Brexit, could have significant adverse effects on the Company’s businesses, results of operations, financial condition, liquidity and capital. In addition, specific impacts from Brexit could include requirements that the Company make certain changes to its European legal structure, operational model, business practices and regulatory authorizations in order to continue servicing customers across Europe; detrimental impacts on revenues and expenses; increased difficulties related to recruitment, retention, and mobility of certain European-based employees; and other adverse impacts on the Company’s business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2016.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

80	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: August 5, 2016		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Earnings
1.	Net income attributable to U.S. Bancorp		$1,522	$2,908
2.	Applicable income taxes, including expense related to unrecognized tax positions		542	1,046
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,064	$3,954
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$255	$502
	b.	Portion of rents representative of interest and amortization of debt expense	28	55
	c.	Fixed charges excluding interest on deposits (4a + 4b)	283	557
	d.	Interest on deposits	152	291
	e.	Fixed charges including interest on deposits (4c + 4d)	$435	$848
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,347	4,511
7.	Earnings including interest on deposits (3 + 4e + 5)		2,499	4,802
8.	Fixed charges excluding interest on deposits (4c)		283	557
9.	Fixed charges including interest on deposits (4e)		435	848
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		8.29	8.10
11.	Including interest on deposits (line 7/line 9)		5.74	5.66

*	Excludes interest expense related to unrecognized tax positions.

82	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: August 5, 2016

U.S. Bancorp	83

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

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

/S/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: August 5, 2016

84	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ TERRANCE R. DOLAN
Richard K. Davis Chief Executive Officer Dated: August 5, 2016	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	85

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