Form 10-Q
period 2016-09-30
US BANCORP \DE\
filed 2016-11-04
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock, $0.01 Par Value	1,699,676,375 shares

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

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, including the “Risk Factors” section of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income	$2,893	$2,768	4.5%	$8,573	$8,182	4.8%
Taxable-equivalent adjustment (a)	50	53	(5.7)	154	161	(4.3)
Net interest income (taxable-equivalent basis) (d)	2,943	2,821	4.3	8,727	8,343	4.6
Noninterest income	2,435	2,327	4.6	7,130	6,753	5.6
Securities gains (losses), net	10	(1)	*	16	(1)	*
Total net revenue	5,388	5,147	4.7	15,873	15,095	5.2
Noninterest expense	2,931	2,775	5.6	8,672	8,122	6.8
Provision for credit losses	325	282	15.2	982	827	18.7
Income before taxes	2,132	2,090	2.0	6,219	6,146	1.2
Income taxes and taxable-equivalent adjustment	616	587	4.9	1,766	1,702	3.8
Net income	1,516	1,503	.9	4,453	4,444	.2
Net (income) loss attributable to noncontrolling interests	(14)	(14)	–	(43)	(41)	(4.9)
Net income attributable to U.S. Bancorp	$1,502	$1,489	.9	$4,410	$4,403	.2
Net income applicable to U.S. Bancorp common shareholders	$1,434	$1,422	.8	$4,198	$4,204	(.1)
Per Common Share
Earnings per share	$.84	$.81	3.7%	$2.44	$2.38	2.5%
Diluted earnings per share	.84	.81	3.7	2.43	2.36	3.0
Dividends declared per share	.280	.255	9.8	.790	.755	4.6
Book value per share	24.78	22.99	7.8
Market value per share	42.89	41.01	4.6
Average common shares outstanding	1,710	1,758	(2.7)	1,724	1,770	(2.6)
Average diluted common shares outstanding	1,716	1,766	(2.8)	1,730	1,778	(2.7)
Financial Ratios
Return on average assets	1.36%	1.44%		1.37%	1.45%
Return on average common equity	13.5	14.1		13.4	14.1
Net interest margin (taxable-equivalent basis) (a)	2.98	3.04		3.02	3.05
Efficiency ratio (b)	54.5	53.9		54.7	53.8
Net charge-offs as a percent of average loans outstanding	.46	.46		.48	.47
Average Balances
Loans	$269,637	$250,536	7.6%	$266,179	$248,358	7.2%
Loans held for sale	4,691	6,835	(31.4)	3,888	6,370	(39.0)
Investment securities (c)	108,109	103,943	4.0	107,095	102,361	4.6
Earning assets	393,783	369,265	6.6	385,816	365,543	5.5
Assets	437,863	410,439	6.7	429,421	406,757	5.6
Noninterest-bearing deposits	82,021	80,940	1.3	79,928	77,623	3.0
Deposits	318,548	289,692	10.0	307,312	284,673	8.0
Short-term borrowings	15,929	27,525	(42.1)	21,457	28,252	(24.1)
Long-term debt	37,875	33,202	14.1	36,392	34,015	7.0
Total U.S. Bancorp shareholders’ equity	47,791	44,867	6.5	47,240	44,489	6.2

	September 30, 2016	December 31, 2015
Period End Balances
Loans	$271,289	$260,849	4.0%
Investment securities	110,028	105,587	4.2
Assets	454,134	421,853	7.7
Deposits	334,595	300,400	11.4
Long-term debt	37,978	32,078	18.4
Total U.S. Bancorp shareholders’ equity	47,759	46,131	3.5
Asset Quality
Nonperforming assets	$1,664	$1,523	9.3%
Allowance for credit losses	4,338	4,306	.7
Allowance for credit losses as a percentage of period-end loans	1.60%	1.65%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.5%	9.6%
Tier 1 capital	11.1	11.3
Total risk-based capital	13.3	13.3
Leverage	9.2	9.5
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.4	12.5
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)	12.1	11.9
Tangible common equity to tangible assets (d)	7.5	7.6
Tangible common equity to risk-weighted assets (d)	9.3	9.2

*	Not meaningful
(a)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(d)	See Non-GAAP Financial Measures beginning on page 33.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the third quarter of 2016, or $0.84 per diluted common share, compared with $1.5 billion, or $0.81 per diluted common share, for the third quarter of 2015. Return on average assets and return on average common equity were 1.36 percent and 13.5 percent, respectively, for the third quarter of 2016, compared with 1.44 percent and 14.1 percent, respectively, for the third quarter of 2015.

Total net revenue for the third quarter of 2016 was $241 million (4.7 percent) higher than the third quarter of 2015, reflecting a 4.5 percent increase in net interest income (4.3 percent increase on a taxable-equivalent basis) and a 5.1 percent increase in noninterest income. The increase in net interest income from the third quarter of 2015 was mainly a result of loan growth. The noninterest income increase was primarily driven by higher mortgage banking revenue, trust and investment management fees, and credit and debit card revenue.

Noninterest expense in the third quarter of 2016 was $156 million (5.6 percent) higher than the third quarter of 2015, the result of increased compensation expense due to merit increases and higher variable compensation expense along with hiring to support business growth and compliance programs, increased technology and communications expense reflecting capital investments, and higher other noninterest expense, which includes a special Federal Deposit Insurance Corporation (“FDIC”) surcharge that began in the third quarter of 2016.

The provision for credit losses for the third quarter of 2016 of $325 million was $43 million (15.2 percent) higher than the third quarter of 2015. Net charge-offs in the third quarter of 2016 were $315 million, compared with $292 million in the third quarter of 2015. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first nine months of 2016 was $4.4 billion, or $2.43 per diluted common share, compared with $4.4 billion, or $2.36 per diluted common share, for the first nine months of 2015. Return on average assets and return on average common equity were 1.37 percent and 13.4 percent, respectively, for the first nine months of 2016, compared with 1.45 percent and 14.1 percent, respectively, for the first nine months of 2015. The results for the first nine months of 2016 included $180 million of equity investment income, primarily the result of the Company’s membership in Visa Europe Limited (“Visa Europe”) which was sold to Visa, Inc. in the second quarter of 2016, along with a $110 million increase in reserves related to legal and regulatory matters and a $40 million charitable contribution, also recorded in the second quarter of 2016.

Total net revenue for the first nine months of 2016 was $778 million (5.2 percent) higher than the first nine months of 2015, reflecting a 4.8 percent increase in net interest income (4.6 percent increase on a taxable-equivalent basis) and a 5.8 percent increase in noninterest income. The increase in net interest income from a year ago was mainly the result of loan growth. The increase in noninterest income was primarily driven by the impact of the Visa Europe sale, along with growth in credit and debit card revenue, trust and investment management fees, mortgage banking revenue and merchant processing services revenue.

Noninterest expense in the first nine months of 2016 was $550 million (6.8 percent) higher than the first nine months of 2015, the result of increased compensation expense due to merit increases and higher variable compensation expense along with hiring to support business growth and compliance programs, higher marketing expense as a result of a charitable contribution and brand advertising, increased technology and communications expense reflecting capital investments, and higher other noninterest expense, which includes the special FDIC surcharge and the second quarter 2016 increase in reserves related to legal and regulatory matters.

The provision for credit losses for the first nine months of 2016 of $982 million was $155 million (18.7 percent) higher than the first nine months of 2015. Net charge-offs in the first nine months of 2016 were $947 million, compared with $867 million in the first nine months of 2015. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $2.9 billion in the third quarter and $8.7 billion in the first nine months of 2016, representing increases of $122 million (4.3 percent) and $384 million (4.6 percent), respectively, over the same periods of 2015. The increases were driven by loan growth and higher interest rates, partially offset by the loan portfolio mix and lower yields in the investment portfolio. Average earning assets were $24.5 billion (6.6 percent) higher in the third quarter and $20.3 billion (5.5 percent) higher in the first nine months of 2016, compared with the same periods of 2015, driven by increases in loans and in investment securities. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2016 was 2.98 percent and 3.02 percent, respectively, compared with 3.04 percent and 3.05 percent in the third quarter and first nine months of 2015, respectively. The decreases in the net interest margin from the same periods of the prior year were principally due to increased funding costs, higher average cash balances, securities purchases at lower average rates and lower reinvestment rates on maturing securities, partially offset by higher rates on new loans. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average investment securities in the third quarter and first nine months of 2016 were $4.2 billion (4.0 percent) and $4.7 billion (4.6 percent) higher, respectively, than the same periods of 2015, primarily due to purchases of U.S. Treasury and U.S. government agency-backed securities, net of prepayments and maturities, to support regulatory liquidity coverage ratio requirements.

Average total loans in the third quarter and first nine months of 2016 were $19.1 billion (7.6 percent) and $17.8 billion (7.2 percent) higher, respectively, than the same periods of 2015, due to growth in commercial loans, residential mortgages, other retail loans, credit card loans and commercial real estate loans. The increases were driven by higher demand for loans from new and existing customers. In addition, at the end of the fourth quarter of 2015, the Company acquired a credit card portfolio which increased average credit card loans by approximately $1.6 billion and $1.5 billion for the third quarter and first nine months of 2016, respectively. These increases were partially offset by a decline in loans acquired in FDIC assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans), a run-off portfolio.

Average total deposits for the third quarter and first nine months of 2016 were $28.9 billion (10.0 percent) and $22.6 billion (8.0 percent) higher, respectively, than the same periods of 2015. Average noninterest-bearing deposits for the third quarter and first nine months of 2016 increased $1.1 billion (1.3 percent) and $2.3 billion (3.0 percent), respectively, over the same periods of the prior year, mainly in Consumer and Small Business Banking, partially offset by declines in balances in Wealth Management and Securities Services. In addition, the increase in average noninterest-bearing deposits for the first nine months of 2016, compared with the same period of the prior year, was due to higher Wholesale Banking and Commercial Real Estate balances. Average total savings deposits for the third quarter and first nine months of 2016 were $29.4 billion (16.8 percent) and $23.4 billion (13.7 percent) higher, respectively, over the same periods of the prior year, the result of growth across all business lines. Average time deposits for the third quarter and first nine months of 2016 were $1.6 billion (4.7 percent) and $3.1 billion (8.4 percent) lower, respectively, compared with the same periods of 2015. The decreases were primarily due to lower Consumer and Small Business Banking balances driven by maturities, as well as declines related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2016 increased $43 million (15.2 percent) and $155 million (18.7 percent), respectively, compared with the same periods of 2015. The provision for credit losses was higher than net charge-offs by $10 million and $35 million in the third quarter and first nine months of 2016, respectively. This compares with the provision for credit losses being lower than net charge-offs by $10 million and $40 million in the third quarter and first nine months of 2015, respectively. The increase in the allowance for credit losses during the third quarter of 2016 was driven by loan portfolio growth, partially offset by improvements in residential mortgage and home equity loans and lines. The increase in the allowance for credit losses during the first nine months of 2016 reflected loan portfolio growth and an increase in energy portfolio credit reserves, partially offset by improvements in residential mortgage and home equity loans and lines. Net charge-offs increased $23 million (7.9 percent) and $80 million (9.2 percent) in the third quarter and first nine months of 2016, respectively, compared with the same periods of the prior year, primarily due to higher commercial loan net charge-offs and lower commercial

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Credit and debit card revenue	$299	$269	11.2%	$861	$776	11.0%
Corporate payment products revenue	190	190	–	541	538	.6
Merchant processing services	412	400	3.0	1,188	1,154	2.9
ATM processing services	87	81	7.4	251	239	5.0
Trust and investment management fees	362	329	10.0	1,059	985	7.5
Deposit service charges	192	185	3.8	539	520	3.7
Treasury management fees	147	143	2.8	436	422	3.3
Commercial products revenue	219	231	(5.2)	654	645	1.4
Mortgage banking revenue	314	224	40.2	739	695	6.3
Investment products fees	41	46	(10.9)	120	141	(14.9)
Securities gains (losses), net	10	(1)	*	16	(1)	*
Other	172	229	(24.9)	742	638	16.3
Total noninterest income	$2,445	$2,326	5.1%	$7,146	$6,752	5.8%

*	Not meaningful.

real estate loan recoveries, partially offset by lower charge-offs related to residential mortgages and home equity loans. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.4 billion in the third quarter and $7.1 billion in the first nine months of 2016, representing increases of $119 million (5.1 percent) and $394 million (5.8 percent), respectively, compared with the same periods of 2015. The increases from a year ago were primarily due to higher mortgage banking revenue, trust and investment management fees, credit and debit card revenue and merchant processing services revenue. Mortgage banking revenue increased, driven by higher origination and sales volume in part due to refinancing activities in the marketplace. Trust and investment management fees increased, reflecting lower money market fee waivers, along with account growth, an increase in assets under management and improved market conditions. Credit and debit card revenue increased, reflecting higher transaction volumes including acquired portfolios. Merchant processing services revenue increased 3.0 percent in the third quarter and 2.9 percent in the first nine months of 2016, compared with the same periods of 2015, as a result of an increase in product fees and higher volumes. Adjusted for the impact of foreign currency rate changes, the increases would have been approximately 5.3 percent and 4.9 percent, respectively. Commercial products revenue decreased in the third quarter of 2016, compared with the third quarter of 2015, primarily driven by a large syndication transaction in the prior year. Other revenue was lower in the third quarter of 2016, compared with the third quarter of 2015, primarily due to lower equity investment income, partially offset by a third quarter 2015 student loan market valuation adjustment. Other revenue was higher in the first nine months of 2016, compared with the same period of the prior year, reflecting the second quarter 2016 Visa Europe sale and the impact of the 2015 student loan market valuation adjustment, partially offset by lower equity investment income.

Noninterest Expense Noninterest expense was $2.9 billion in the third quarter and $8.7 billion in the first nine months of 2016, representing increases of $156 million (5.6 percent) and $550 million (6.8 percent), respectively, compared with the same periods of 2015. The increases from a year ago were primarily due to higher compensation expense, technology and communications expense, professional services expense and other noninterest expense, partially offset by lower employee benefits expense. Compensation expense increased principally due to the impact of hiring decisions to support business growth and compliance programs, merit increases, and higher variable compensation. Technology and communications expense increased primarily due to capital investments and costs related to acquired card portfolios, while professional services expense increased due to compliance-related matters. The increases in other noninterest expense reflect the impact of the FDIC surcharge, which began in the third quarter of 2016. In addition, the increase in other noninterest expense for the first nine months of 2016, over the same period of the prior year, includes the second quarter 2016 change related to legal and regulatory matters. Further, marketing and business development expense for the first nine months of 2016 increased over the same period of the prior year, as a result of brand advertising and the second quarter 2016 charitable contribution.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Compensation	$1,329	$1,225	8.5%	$3,855	$3,600	7.1%
Employee benefits	280	285	(1.8)	858	895	(4.1)
Net occupancy and equipment	250	251	(.4)	741	745	(.5)
Professional services	127	115	10.4	346	298	16.1
Marketing and business development	102	99	3.0	328	265	23.8
Technology and communications	243	222	9.5	717	657	9.1
Postage, printing and supplies	80	77	3.9	236	223	5.8
Other intangibles	45	42	7.1	134	128	4.7
Other	475	459	3.5	1,457	1,311	11.1
Total noninterest expense	$2,931	$2,775	5.6%	$8,672	$8,122	6.8%
Efficiency ratio (a)	54.5%	53.9%		54.7%	53.8%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding net securities gains (losses).

Offsetting the increases were lower employee benefits expense mainly due to lower pension costs.

Income Tax Expense The provision for income taxes was $566 million (an effective rate of 27.2 percent) for the third quarter and $1.6 billion (an effective rate of 26.6 percent) for the first nine months of 2016, compared with $534 million (an effective rate of 26.2 percent) and $1.5 billion (an effective rate of 25.7 percent) for the same periods of 2015. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $271.3 billion at September 30, 2016, compared with $260.8 billion at December 31, 2015, an increase of $10.5 billion (4.0 percent). The increase was driven primarily by higher commercial loans, residential mortgages, commercial real estate loans and other retail loans, partially offset by lower credit card loans and covered loans.

Commercial loans and commercial real estate loans increased $4.8 billion (5.4 percent) and $1.3 billion (3.2 percent), respectively, at September 30, 2016, compared with December 31, 2015, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $2.7 billion (5.1 percent), reflecting 2016 origination activity, including strong refinancing activities due to lower longer-term interest rates during the third quarter of 2016. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Other retail loans increased $2.5 billion (4.8 percent) at September 30, 2016, compared with December 31, 2015, driven by higher auto, installment and retail leasing balances, partially offset by decreases in student loan and revolving credit balances.

Credit card loans decreased $306 million (1.5 percent) at September 30, 2016, compared with December 31, 2015, primarily the result of customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $5.6 billion at September 30, 2016, compared with $3.2 billion at December 31, 2015. The increase in loans held for sale was principally due to a higher level of mortgage loan closings, driven by strong refinancing activities, in the third quarter of 2016. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $110.0 billion at September 30, 2016, compared with $105.6 billion at December 31, 2015. The $4.4 billion (4.2 percent) increase reflected $3.8 billion of net

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2016 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$2,729	$2,731	.5	.88%	$424	$426	.7	.97%
Maturing after one year through five years	7,529	7,575	2.9	1.08	734	750	2.8	1.76
Maturing after five years through ten years	4,195	4,322	6.2	1.89	3,609	3,686	6.7	1.81
Maturing after ten years	1	2	10.9	4.15	–	–	–	–
Total	$14,454	$14,630	3.4	1.28%	$4,767	$4,862	5.6	1.73%
Mortgage-Backed Securities (a)
Maturing in one year or less	$697	$703	.6	2.39%	$479	$481	.6	2.30%
Maturing after one year through five years	41,085	41,592	3.9	1.84	35,952	36,368	3.5	1.94
Maturing after five years through ten years	3,489	3,522	6.3	1.97	1,595	1,607	5.8	1.55
Maturing after ten years	97	97	12.5	1.74	37	37	12.2	1.42
Total	$45,368	$45,914	4.1	1.85%	$38,063	$38,493	3.6	1.92%
Asset-Backed Securities (a)
Maturing in one year or less	$11	$13	.4	6.96%	$–	$–	.1	1.17%
Maturing after one year through five years	294	298	4.0	3.19	4	7	2.7	1.25
Maturing after five years through ten years	222	226	5.6	2.78	4	4	5.9	1.20
Maturing after ten years	–	–	–	–	–	5	17.6	1.29
Total	$527	$537	4.6	3.10%	$8	$16	4.2	1.23%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$2,175	$2,206	.4	7.10%	$–	$–	.4	7.58%
Maturing after one year through five years	674	713	2.4	6.40	1	1	2.7	8.15
Maturing after five years through ten years	1,743	1,810	8.2	5.17	7	7	9.1	2.60
Maturing after ten years	640	647	19.5	5.11	–	–	10.2	8.07
Total	$5,232	$5,376	5.6	6.12%	$8	$8	8.6	3.18%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$6	$6	.4	2.00%
Maturing after one year through five years	–	–	–	–	21	21	3.7	1.55
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	628	579	15.8	2.62	–	–	–	–
Total	$628	$579	15.8	2.62%	$27	$27	3.0	1.65%
Other Investments	$67	$119	5.2	5.89%	$–	$–	–	—%
Total investment securities (d)	$66,276	$67,155	4.2	2.09%	$42,873	$43,406	3.8	1.90%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 4.7 years at December 31, 2015, with a corresponding weighted-average yield of 2.21 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.2 years at December 31, 2015, with a corresponding weighted-average yield of 1.92 percent.
(e)	Weighted-average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Weighted-average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2016		December 31, 2015
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$19,221	17.6%	$7,536	7.2%
Mortgage-backed securities	83,431	76.4	91,265	86.6
Asset-backed securities	535	.5	558	.5
Obligations of state and political subdivisions	5,240	4.8	5,157	4.9
Other debt securities and investments	722	.7	891	.8
Total investment securities	$109,149	100.0%	$105,407	100.0%

U.S. Bancorp	7

investment purchases and a $699 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2016, the Company’s net unrealized gains on available-for-sale securities were $879 million, compared with $180 million at December 31, 2015. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of agency mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $130 million at September 30, 2016, compared with $480 million at December 31, 2015. At September 30, 2016, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

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

Deposits Total deposits were $334.6 billion at September 30, 2016, compared with $300.4 billion at December 31, 2015, the result of increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Money market deposit balances increased $20.9 billion (24.2 percent) at September 30, 2016, compared with December 31, 2015, primarily due to higher Wholesale Banking and Commercial Real Estate and Wealth Management and Securities Services balances. Interest checking balances increased $6.9 billion (11.6 percent) primarily due to higher Wholesale Banking and Commercial Real Estate, corporate trust, and Consumer and Small Business Banking balances. Savings account balances increased $2.4 billion (6.3 percent), primarily due to higher Consumer and Small Business Banking balances. Noninterest-bearing deposits increased $5.3 billion (6.4 percent) at September 30, 2016, compared with December 31, 2015, primarily due to higher corporate trust, Consumer and Small Business Banking and Wholesale Banking and Commercial Real Estate balances. Time deposits decreased $1.3 billion (3.9 percent) at September 30, 2016, compared with December 31, 2015, primarily related to a decrease in Consumer and Small Business Banking balances due to maturities and those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $15.7 billion at September 30, 2016, compared with $27.9 billion at December 31, 2015. The $12.2 billion (43.7 percent) decrease in short-term borrowings was primarily driven by lower commercial paper balances. Long-term debt was $38.0 billion at September 30, 2016, compared with $32.1 billion at December 31, 2015. The $5.9 billion (18.4 percent) increase was primarily due to the issuances of $4.5 billion of bank notes, $2.6 billion of medium-term notes and $1.0 billion of subordinated notes, and an $842 million increase in Federal Home Loan Bank (“FHLB”) advances, partially offset by $3.1 billion of bank note and subordinated note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, for a detailed discussion of these factors.

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

Management provides various risk reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes,

U.S. Bancorp	9

litigation developments, and technology and cybersecurity;
•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk;
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputational and strategic risk considerations, impacts and responses.

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

Included within the commercial lending segment are energy loans, which represented 1.0 percent of the Company’s total loans outstanding at September 30,

10	U.S. Bancorp

2016. Low energy prices during 2016 have increased criticized commitments and nonperforming loans at September 30, 2016, compared with December 31, 2015.

The following table provides a summary of the Company’s energy loans:

(Dollars in Millions)	September 30, 2016	December 31, 2015
Loans outstanding	$2,732	$3,183
Total commitments outstanding	11,085	12,118
Total criticized commitments outstanding	3,231	1,886
Nonperforming assets	259	19
Allowance for credit losses as a percentage of loans outstanding	8.9%	5.4%

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At September 30, 2016, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.0 billion, or 7 percent, of the outstanding home equity line balances at September 30, 2016, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

Residential mortgages are originated through the Company’s branches, loan production offices, on-line services and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

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

The following tables provide summary information for the LTVs of residential mortgages and home equity and second mortgages by borrower type at September 30, 2016:

Residential mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$1,717	$44,775	$46,492	91.4%
Over 80% through 90%	25	3,057	3,082	6.1
Over 90% through 100%	16	620	636	1.2
Over 100%	13	599	612	1.2
No LTV available	2	66	68	.1
Total	$1,773	$49,117	$50,890	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$–	$615	$615	63.5%
Over 80% through 90%	–	151	151	15.6
Over 90% through 100%	–	97	97	10.0
Over 100%	–	106	106	10.9
No LTV available	–	–	–	–
Total	$–	$969	$969	100.0%
Other Borrowers
Less than or equal to 80%	$1	$358	$359	69.6%
Over 80% through 90%	–	53	53	10.2
Over 90% through 100%	–	37	37	7.2
Over 100%	–	67	67	13.0
No LTV available	–	–	–	–
Total	$1	$515	$516	100.0%
Loans Purchased From GNMA Mortgage Pools (a)	$–	$3,854	$3,854	100.0%
Total
Less than or equal to 80%	$1,718	$45,748	$47,466	84.4%
Over 80% through 90%	25	3,261	3,286	5.8
Over 90% through 100%	16	754	770	1.4
Over 100%	13	772	785	1.4
No LTV available	2	66	68	.1
Loans purchased from GNMA mortgage pools (a)	–	3,854	3,854	6.9
Total	$1,774	$54,455	$56,229	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Prime Borrowers
Less than or equal to 80%	$11,533	$536	$12,069	75.6%
Over 80% through 90%	2,223	589	2,812	17.6
Over 90% through 100%	488	114	602	3.8
Over 100%	385	24	409	2.5
No LTV/CLTV available	60	18	78	.5
Total	$14,689	$1,281	$15,970	100.0%
Sub-Prime Borrowers
Less than or equal to 80%	$39	$17	$56	33.5%
Over 80% through 90%	8	21	29	17.4
Over 90% through 100%	7	47	54	32.3
Over 100%	11	16	27	16.2
No LTV/CLTV available	–	1	1	.6
Total	$65	$102	$167	100.0%
Other Borrowers
Less than or equal to 80%	$217	$6	$223	67.6%
Over 80% through 90%	18	7	25	7.6
Over 90% through 100%	6	1	7	2.1
Over 100%	5	–	5	1.5
No LTV/CLTV available	70	–	70	21.2
Total	$316	$14	$330	100.0%
Total
Less than or equal to 80%	$11,789	$559	$12,348	75.0%
Over 80% through 90%	2,249	617	2,866	17.4
Over 90% through 100%	501	162	663	4.0
Over 100%	401	40	441	2.7
No LTV/CLTV available	130	19	149	.9
Total	$15,070	$1,397	$16,467	100.0%

         The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.3 percent of total assets at September 30, 2016 and December 31, 2015. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.5 billion at September 30, 2016, compared with $16.4 billion at December 31, 2015, and included $5.0 billion of home equity lines in a first lien position and $11.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2016, included approximately $4.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2016	December 31, 2015
Commercial
Commercial	.06%	.06%
Lease financing	–	–
Total commercial	.05	.05
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.05	.13
Total commercial real estate	.02	.03
Residential Mortgages (a)	.28	.33
Credit Card	1.11	1.09
Other Retail
Retail leasing	–	.02
Home equity and second mortgages	.24	.25
Other	.11	.11
Total other retail (b)	.14	.15
Total loans, excluding covered loans	.19	.21
Covered Loans	5.72	6.31
Total loans	.28%	.32%

90 days or more past due including nonperforming loans	September 30, 2016	December 31, 2015
Commercial	.61%	.25%
Commercial real estate	.26	.33
Residential mortgages (a)	1.37	1.66
Credit card	1.13	1.13
Other retail (b)	.42	.46
Total loans, excluding covered loans	.72	.67
Covered loans	5.89	6.48
Total loans	.79%	.78%

(a)	Delinquent loan ratios exclude $2.4 billion at September 30, 2016, and $2.9 billion at December 31, 2015, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 5.70 percent at September 30, 2016, and 7.15 percent at December 31, 2015.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was .60 percent at September 30, 2016, and .75 percent at December 31, 2015.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2016:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,695	$6,818	$11,513
Percent 30-89 days past due	.29%	.47%	.40%
Percent 90 days or more past due	.10%	.10%	.10%
Weighted-average CLTV	73%	69%	71%
Weighted-average credit score	775	769	771

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $748 million ($518 million excluding covered loans) at September 30, 2016, compared with $831 million ($541 million excluding covered loans) at December 31, 2015. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.28 percent (0.19 percent excluding covered loans) at September 30, 2016, compared with 0.32 percent (0.21 percent excluding covered loans) at December 31, 2015.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Residential Mortgages (a)
30-89 days	$146	$170	.26%	.32%
90 days or more	159	176	.28	.33
Nonperforming	614	712	1.09	1.33
Total	$919	$1,058	1.63%	1.98%
Credit Card
30-89 days	$264	$243	1.27%	1.15%
90 days or more	229	228	1.11	1.09
Nonperforming	4	9	.02	.04
Total	$497	$480	2.40%	2.28%
Other Retail
Retail Leasing
30-89 days	$13	$11	.21%	.21%
90 days or more	–	1	–	.02
Nonperforming	3	3	.05	.06
Total	$16	$15	.26%	.29%
Home Equity and Second Mortgages
30-89 days	$67	$59	.41%	.36%
90 days or more	40	41	.24	.25
Nonperforming	124	136	.75	.83
Total	$231	$236	1.40%	1.44%
Other (b)
30-89 days	$174	$154	.56%	.52%
90 days or more	34	33	.11	.11
Nonperforming	26	23	.08	.08
Total	$234	$210	.75%	.71%

(a)	Excludes $307 million of loans 30-89 days past due and $2.4 billion of loans 90 days or more past due at September 30, 2016, purchased from GNMA mortgage pools that continue to accrue interest, compared with $320 million and $2.9 billion at December 31, 2015, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following tables provide further information on residential mortgages and home equity and second mortgages as a percent of ending loan balances by borrower type:

Residential mortgages (a)	September 30, 2016	December 31, 2015
Prime Borrowers
30-89 days	.22%	.25%
90 days or more	.24	.30
Nonperforming	.89	1.12
Total	1.35%	1.67%
Sub-Prime Borrowers
30-89 days	2.89%	3.92%
90 days or more	2.89	2.52
Nonperforming	14.45	15.30
Total	20.23%	21.74%
Other Borrowers
30-89 days	1.36%	1.60%
90 days or more	1.36	1.12
Nonperforming	4.26	4.00
Total	6.98%	6.72%

(a)	Excludes delinquent and nonperforming information on loans purchased from GNMA mortgage pools as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Home equity and second mortgages	September 30, 2016	December 31, 2015
Prime Borrowers
30-89 days	.36%	.31%
90 days or more	.22	.23
Nonperforming	.66	.74
Total	1.24%	1.28%
Sub-Prime Borrowers
30-89 days	2.39%	2.56%
90 days or more	1.20	1.03
Nonperforming	5.39	4.62
Total	8.98%	8.21%
Other Borrowers
30-89 days	1.82%	1.23%
90 days or more	.91	.74
Nonperforming	2.72	2.45
Total	5.45%	4.42%

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
30-89 days	$55	$62	1.37%	1.35%
90 days or more	230	290	5.72	6.31
Nonperforming	7	8	.17	.17
Total	$292	$360	7.26%	7.83%

14	U.S. Bancorp

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2016, performing TDRs were $4.0 billion, compared with $4.7 billion at December 31, 2015. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2016 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$308	2.0%	1.5%	$349	(a)	$657
Commercial real estate	274	1.1	.1	25	(b)	299
Residential mortgages	1,749	3.1	4.1	426		2,175	(d)
Credit card	213	10.8	6.5	4	(c)	217
Other retail	128	4.3	3.2	50	(c)	178	(e)
TDRs, excluding GNMA and covered loans	2,672	3.4	3.6	854		3,526
Loans purchased from GNMA mortgage pools (g)	1,344	–	–	–		1,344	(f)
Covered loans	31	1.4	12.6	6		37
Total	$4,047	2.3%	2.4%	$860		$4,907

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $282 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $81 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $91 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $7 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $366 million of Federal Housing Administration and Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $284 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(g)	Approximately 5.6 percent and 61.8 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at September 30, 2016.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2016	December 31, 2015
Commercial
Commercial	$477	$160
Lease financing	40	14
Total commercial	517	174
Commercial Real Estate
Commercial mortgages	98	92
Construction and development	7	35
Total commercial real estate	105	127
Residential Mortgages (b)	614	712
Credit Card	4	9
Other Retail
Retail leasing	3	3
Home equity and second mortgages	124	136
Other	26	23
Total other retail	153	162
Total nonperforming loans, excluding covered loans	1,393	1,184
Covered Loans	7	8
Total nonperforming loans	1,400	1,192
Other Real Estate (c)(d)	213	280
Covered Other Real Estate (d)	28	32
Other Assets	23	19
Total nonperforming assets	$1,664	$1,523
Total nonperforming assets, excluding covered assets	$1,629	$1,483
Excluding covered assets
Accruing loans 90 days or more past due (b)	$518	$541
Nonperforming loans to total loans	.52%	.46%
Nonperforming assets to total loans plus other real estate (c)	.61%	.58%
Including covered assets
Accruing loans 90 days or more past due (b)	$748	$831
Nonperforming loans to total loans	.52%	.46%
Nonperforming assets to total loans plus other real estate (c)	.61%	.58%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2015	$336	$1,147	$40	$1,523
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	895	320	15	1,230
Advances on loans	57	–	–	57
Total additions	952	320	15	1,287
Reductions in nonperforming assets
Paydowns, payoffs	(221)	(205)	(1)	(427)
Net sales	(159)	(125)	(18)	(302)
Return to performing status	(27)	(93)	–	(120)
Charge-offs (e)	(239)	(57)	(1)	(297)
Total reductions	(646)	(480)	(20)	(1,146)
Net additions to (reductions in) nonperforming assets	306	(160)	(5)	141
Balance September 30, 2016	$642	$987	$35	$1,664

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.4 billion and $2.9 billion at September 30, 2016, and December 31, 2015, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $397 million and $535 million at September 30, 2016, and December 31, 2015, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

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

At September 30, 2016, total nonperforming assets were $1.7 billion, compared with $1.5 billion at December 31, 2015. The $141 million (9.3 percent) increase in nonperforming assets was primarily driven by a $240 million increase in nonperforming commercial loans within the energy portfolio, partially offset by improvements in the Company’s residential and commercial real estate portfolios. Excluding energy loans, nonperforming assets decreased 6.5 percent at September 30, 2016, compared with December 31, 2015. Nonperforming covered assets were $35 million at September 30, 2016, compared with $40 million at December 31, 2015. The ratio of total nonperforming assets to total loans and other real estate was 0.61 percent at September 30, 2016, compared with 0.58 percent at December 31, 2015.

OREO, excluding covered assets, was $213 million at September 30, 2016, compared with $280 million at December 31, 2015, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Residential
Illinois	$16	$18	.37%	.42%
Minnesota	15	23	.24	.37
Wisconsin	13	11	.58	.49
Florida	12	17	.81	1.12
Ohio	11	17	.37	.56
All other states	134	164	.24	.31
Total residential	201	250	.28	.36
Commercial
California	4	11	.02	.05
Tennessee	1	1	.04	.04
Iowa	1	1	.03	.04
Ohio	1	1	.02	.02
New Jersey	1	1	.04	.04
All other states	4	15	–	.02
Total commercial	12	30	.01	.02
Total	$213	$280	.08%	.11%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $315 million for the third quarter and $947 million for the first nine months of 2016, compared with $292 million and $867 million for the same periods of 2015. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2016 was 0.46 percent and 0.48 percent, respectively, compared with 0.46 percent and 0.47 percent for the same periods of 2015. The year-over-year increases in total net charge-offs reflected higher commercial loan net charge-offs and lower commercial real estate recoveries, partially offset by lower charge-offs related to residential mortgages and home equity loans.

Commercial and commercial real estate loan net charge-offs for the third quarter of 2016 were $88 million (0.26 percent of average loans outstanding on an annualized basis), compared with $60 million (0.19 percent of average loans outstanding on an annualized basis) for the third quarter of 2015. Commercial and commercial real estate loan net charge-offs for the first nine months of 2016 were $245 million (0.24 percent of average loans outstanding on an annualized basis), compared with $128 million (0.14 percent of average loans outstanding on an annualized basis) for the first nine months of 2015. The year-over-year increases include higher energy net charge-offs and lower commercial real estate recoveries in the current year.

18	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial
Commercial	.38%	.34%	.37%	.25%
Lease financing	.23	.23	.33	.23
Total commercial	.37	.33	.36	.25
Commercial Real Estate
Commercial mortgages	.06	–	–	.01
Construction and development	(.14)	(.43)	(.04)	(.42)
Total commercial real estate	.01	(.10)	(.01)	(.09)
Residential Mortgages	.08	.19	.12	.24
Credit Card	3.11	3.38	3.25	3.64
Other Retail
Retail leasing	.07	.14	.10	.09
Home equity and second mortgages	.02	.17	.02	.27
Other	.68	.65	.68	.62
Total other retail	.41	.44	.41	.44
Total loans, excluding covered loans	.47	.47	.48	.48
Covered Loans	–	–	–	–
Total loans	.46%	.46%	.48%	.47%

Residential mortgage loan net charge-offs for the third quarter of 2016 were $12 million (0.08 percent of average loans outstanding on an annualized basis), compared with $25 million (0.19 percent of average loans outstanding on an annualized basis) for the third quarter of 2015. Residential mortgage loan net charge-offs for the first nine months of 2016 were $48 million (0.12 percent of average loans outstanding on an annualized basis), compared with $93 million (0.24 percent of average loans outstanding on an annualized basis) for the first nine months of 2015. Credit card loan net charge-offs for the third quarter of 2016 were $161 million (3.11 percent of average loans outstanding on an annualized basis), compared with $153 million (3.38 percent of average loans outstanding on an annualized basis) for the third quarter of 2015. Credit card loan net charge-offs for the first nine months of 2016 were $495 million (3.25 percent of average loans outstanding on an annualized basis), compared with $485 million (3.64 percent of average loans outstanding on an annualized basis) for the first nine months of 2015. Other retail loan net charge-offs for the third quarter of 2016 were $54 million (0.41 percent of average loans outstanding on an annualized basis), compared with $54 million (0.44 percent of average loans outstanding on an annualized basis) for the third quarter of 2015. Other retail loan net charge-offs for the first nine months of 2016 were $159 million (0.41 percent of average loans outstanding on an annualized basis), compared with $161 million (0.44 percent of average loans outstanding on an annualized basis) for the first nine months of 2015. The decreases in total residential mortgage, credit card and other retail loan net charge-offs as a percentage of average loans outstanding on an annualized basis reflected the continued improvement in economic conditions.

The following table provides an analysis of net charge-offs as a percent of average loans outstanding for residential mortgages and home equity and second mortgages by borrower type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Loans		Percent of Average Loans		Average Loans		Percent of Average Loans
(Dollars in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Residential Mortgages
Prime borrowers	$50,623	$45,108	.07%	.13%	$49,254	$44,501	.09%	.17%
Sub-prime borrowers	980	1,124	.81	2.82	1,013	1,164	1.19	2.99
Other borrowers	528	689	.75	1.15	566	739	.71	1.09
Loans purchased from GNMA mortgage pools (a)	4,153	4,910	–	–	4,501	5,054	.06	.08
Total	$56,284	$51,831	.08%	.19%	$55,334	$51,458	.12%	.24%
Home Equity and Second Mortgages
Prime borrowers	$15,958	$15,428	.02%	.13%	$15,864	$15,286	.01%	.22%
Sub-prime borrowers	170	207	–	1.92	179	219	(.74)	2.44
Other borrowers	342	448	–	.89	368	475	.73	.84
Total	$16,470	$16,083	.02%	.17%	$16,411	$15,980	.02%	.27%

(a)	Represents loans purchased from GNMA mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

U.S. Bancorp	19

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2016, the Company serviced the first lien on 41 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $330 million or 2.0 percent of its total home equity portfolio at September 30, 2016, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

20	U.S. Bancorp

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

Refer to “Management’s Discussion and Analysis —Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on the analysis and determination of the allowance for credit losses.

At September 30, 2016, the allowance for credit losses was $4.3 billion (1.60 percent of period-end loans), compared with an allowance of $4.3 billion (1.65 percent of period-end loans) at December 31, 2015. The ratio of the allowance for credit losses to nonperforming loans was 310 percent at September 30, 2016, compared with 361 percent at December 31, 2015. The ratio of the allowance for credit losses to annualized loan net charge-offs was 346 percent at September 30, 2016, compared with 367 percent of full year 2015 net charge-offs at December 31, 2015.

U.S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$4,329	$4,326	$4,306	$4,375
Charge-Offs
Commercial
Commercial	98	85	301	212
Lease financing	6	6	21	18
Total commercial	104	91	322	230
Commercial real estate
Commercial mortgages	7	2	10	15
Construction and development	2	–	9	1
Total commercial real estate	9	2	19	16
Residential mortgages	19	31	67	113
Credit card	182	171	559	543
Other retail
Retail leasing	2	3	7	6
Home equity and second mortgages	12	16	31	57
Other	70	58	205	170
Total other retail	84	77	243	233
Covered loans (a)	–	–	–	–
Total charge-offs	398	372	1,210	1,135
Recoveries
Commercial
Commercial	14	17	65	65
Lease financing	3	3	8	9
Total commercial	17	20	73	74
Commercial real estate
Commercial mortgages	2	2	11	12
Construction and development	6	11	12	32
Total commercial real estate	8	13	23	44
Residential mortgages	7	6	19	20
Credit card	21	18	64	58
Other retail
Retail leasing	1	1	3	2
Home equity and second mortgages	11	9	29	25
Other	18	13	52	45
Total other retail	30	23	84	72
Covered loans (a)	–	–	–	–
Total recoveries	83	80	263	268
Net Charge-Offs
Commercial
Commercial	84	68	236	147
Lease financing	3	3	13	9
Total commercial	87	71	249	156
Commercial real estate
Commercial mortgages	5	–	(1)	3
Construction and development	(4)	(11)	(3)	(31)
Total commercial real estate	1	(11)	(4)	(28)
Residential mortgages	12	25	48	93
Credit card	161	153	495	485
Other retail
Retail leasing	1	2	4	4
Home equity and second mortgages	1	7	2	32
Other	52	45	153	125
Total other retail	54	54	159	161
Covered loans (a)	–	–	–	–
Total net charge-offs	315	292	947	867
Provision for credit losses	325	282	982	827
Other changes (b)	(1)	(10)	(3)	(29)
Balance at end of period (c)	$4,338	$4,306	$4,338	$4,306
Components
Allowance for loan losses	$3,797	$3,965
Liability for unfunded credit commitments	541	341
Total allowance for credit losses	$4,338	$4,306
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.61%	1.71%
Nonperforming loans, excluding covered loans	309	347
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	225	245
Nonperforming assets, excluding covered assets	264	280
Annualized net charge-offs, excluding covered loans	343	368
Period-end loans	1.60%	1.69%
Nonperforming loans	310	347
Nonperforming and accruing loans 90 days or more past due	202	208
Nonperforming assets	261	275
Annualized net charge-offs	346	372

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At September 30, 2016 and 2015, $1.5 billion and $1.6 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

22	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2016, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2015. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2015, for further discussion on residual value risk management.

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

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The ALCO policy limits the estimated change in net interest income in a gradual 200 basis point (“bps”) rate change scenario to a 4.0 percent decline of forecasted net interest income over the next 12 months. At September 30, 2016, and December 31, 2015, the Company was within policy. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on net interest income simulation analysis.

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

Table 9	Sensitivity of Net Interest Income

	September 30, 2016				December 31, 2015
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	*	1.75%	*	2.20%	*	1.78%	*	2.69%

*	Given the current level of interest rates, downward rate scenario is not computed.

U.S. Bancorp	23

parallel shifts, and flattening or steepening of the yield curve. The ALCO policy limits the change in market value of equity in a 200 bps parallel rate shock to a 15.0 percent decline. A 200 bps increase would have resulted in a 1.9 percent decrease in the market value of equity at September 30, 2016, compared with a 5.8 percent decrease at December 31, 2015. A 200 bps decrease, where possible given current rates, would have resulted in a 14.0 percent decrease in the market value of equity at September 30, 2016, compared with a 7.0 percent decrease at December 31, 2015. The change in the market value of equity sensitivity to an immediate 200 bps decrease in the yield curve at September 30, 2016, as compared with December 31, 2015, was primarily due to assuming deposit rates do not decrease below zero, combined with lower rates on the long end of the yield curve. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2016, the Company had $9.1 billion of forward commitments to sell, hedging $4.0 billion of MLHFS and $6.0 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

24	U.S. Bancorp

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2016	2015
Average	$1	$1
High	1	2
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the nine months ended September 30, 2016 and 2015. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2016	2015
Average	$4	$4
High	7	8
Low	2	2
Period-end	5	3

Valuations of positions in the client derivatives and foreign currency transaction businesses are based on discounted cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third party quotes or other market prices to determine if there are significant variances. Significant variances are approved by the Company’s market risk management department. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third party prices, with significant variances approved by the Company’s market risk management department.

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2016	2015
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$–	$1
High	2	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$8	$6
High	11	8
Low	4	4

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and

U.S. Bancorp	25

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At September 30, 2016, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $99.7 billion, compared with $92.4 billion at December 31, 2015. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s ability to pledge loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2016, the Company could have borrowed an additional $85.3 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $334.6 billion at September 30, 2016, compared with $300.4 billion at December 31, 2015. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $38.0 billion at September 30, 2016, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $15.7 billion at September 30, 2016, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At September 30, 2016, parent company long-term debt outstanding was $14.4 billion, compared with $11.5 billion at December 31, 2015. The $2.9 billion (25.5 percent) increase was primarily due to the issuances of $2.6 billion of medium-term notes and $1.0 billion of subordinated notes, partially offset by $500 million of subordinated note maturities. As of September 30, 2016, there was $1.3 billion of parent company debt scheduled to mature in the remainder of 2016.

Effective January 1, 2015, the Company became subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement. Certain transition provisions apply until full implementation by January 1, 2017. The LCR rule requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At September 30, 2016, the Company was compliant with the fully implemented LCR requirement based on its interpretation of the final U.S. LCR rule.

Refer to “Management’s Discussion and Analysis —Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on liquidity risk management.

European Exposures Certain European countries have experienced slower than historical economic growth conditions over the past several years. The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2016, the

26	U.S. Bancorp

Company had an aggregate amount on deposit with European banks of approximately $5.8 billion, predominately with the Central Bank of Ireland and Bank of England.

In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary manages money market funds that hold certain investments in European sovereign debt. Any further deterioration in economic conditions in Europe is unlikely to have a significant effect on the Company related to these activities. However, the effects on the Company which could result from the United Kingdom’s potential formal withdrawal from the European Union (“Brexit”) remain uncertain. Refer to “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, for further information regarding potential impacts to the Company’s businesses, results of operations, financial condition, liquidity and capital resulting from Brexit.

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

The FDIC has adopted a final rule that establishes a temporary premium surcharge applicable to the Company. The surcharge began in the third quarter of 2016 which impacts the Company’s expenses by approximately $23 million per quarter through 2018.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2016 and December 31, 2015. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Effective January 1, 2018, the Company will be subject to a regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposures, which includes both on- and off-balance sheet exposures. At September 30, 2016, the Company’s SLR exceeds the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $47.8 billion at September 30, 2016, compared with $46.1 billion at December 31, 2015. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by dividends and common share repurchases.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.5 percent and 9.3 percent, respectively, at September 30, 2016, compared with 7.6 percent and 9.2 percent, respectively, at December 31, 2015. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.3 percent at September 30, 2016, compared with 9.1 percent at December 31, 2015. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 12.1 percent at September 30, 2016, compared with 11.9 percent at December 31, 2015. Refer to “Non-GAAP Financial Measures” for further information regarding the calculation of these ratios.

U.S. Bancorp	27

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2016	December 31, 2015
Basel III transitional standardized approach:
Common equity tier 1 capital	$33,827	$32,612
Tier 1 capital	39,531	38,431
Total risk-based capital	47,452	45,313
Risk-weighted assets	356,733	341,360
Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.6%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.3
Total risk-based capital as a percent of risk-weighted assets	13.3	13.3
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.2	9.5
Basel III transitional advanced approaches:
Common equity tier 1 capital	$33,827	$32,612
Tier 1 capital	39,531	38,431
Total risk-based capital	44,368	42,262
Risk-weighted assets	272,832	261,668
Common equity tier 1 capital as a percent of risk-weighted assets	12.4%	12.5%
Tier 1 capital as a percent of risk-weighted assets	14.5	14.7
Total risk-based capital as a percent of risk-weighted assets	16.3	16.2

On June 29, 2016, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2016 through June 30, 2017.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2016:

Period (Dollars in Millions, Except Per Share Data)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July	7,900,309	(b)	$42.01	7,800,309	$2,272
August	4,564,954		42.98	4,564,954	2,076
September	3,080,931	(c)	43.22	3,030,931	1,945
Total	15,546,194	(d)	$42.53	15,396,194	$1,945

(a)	All shares were purchased under the stock repurchase program announced on June 29, 2016.
(b)	Includes 100,000 shares of common stock purchased, at an average price per share of $40.94, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(c)	Includes 50,000 shares of common stock purchased, at an average price per share of $43.20, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(d)	Includes 150,000 shares of common stock purchased, at an average price per share of $41.69, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

On September 19, 2016, the Company announced its Board of Directors had approved a 9.8 percent increase in the Company’s dividend rate per common share from $0.255 per quarter to $0.28 per quarter.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $230 million of the

28	U.S. Bancorp

Company’s net income in the third quarter and $587 million in the first nine months of 2016, or an increase of $25 million (12.2 percent) and a decrease of $78 million (11.7 percent), respectively, compared with the same periods of 2015. The increase in the third quarter of 2016 over the same period of the prior year was primarily due to an increase in net revenue, partially offset by an increase in noninterest expense. The decrease in the first nine months of 2016 from the same period of the prior year was primarily due to increases in the provision for credit losses and noninterest expense, partially offset by an increase in net revenue.

Net revenue increased $51 million (7.0 percent) in the third quarter and $149 million (6.9 percent) in the first nine months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $56 million (11.0 percent) in the third quarter and $143 million (9.6 percent) in the first nine months of 2016, compared with the same periods of 2015. The increases were primarily due to higher average loan and deposit balances, partially offset by lower rates on loans. Noninterest income decreased $5 million (2.2 percent) in the third quarter of 2016, compared with the third quarter of 2015, reflecting a large syndication transaction in the prior year and higher loan-related charges, partially offset by higher foreign currency customer activity and capital markets volume. Noninterest income increased $6 million (0.9 percent) in the first nine months of 2016, compared with the same period of 2015, driven by higher capital markets volume and foreign currency customer activity, partially offset by higher loan-related charges.

Noninterest expense increased $19 million (5.8 percent) in the third quarter and $61 million (6.2 percent) in the first nine months of 2016, compared with the same periods of 2015, primarily due to increases in variable costs allocated to manage the business, including the impact of the FDIC surcharge. The provision for credit losses decreased $7 million (8.8 percent) in the third quarter of 2016, compared with the third quarter of 2015, primarily due to a favorable change in the reserve allocation, partially offset by an increase in net charge-offs. The provision for credit losses increased $212 million in the first nine months of 2016, compared with the same period of 2015, primarily due to an increase in commercial loan net charge-offs and lower commercial real estate recoveries, along with an unfavorable change in the reserve allocation driven by loan growth and an increase in energy portfolio credit reserves.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices, such as mobile phones and tablet computers. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Small Business Banking contributed $373 million of the Company’s net income in the third quarter and $1.1 billion in the first nine months of 2016, or increases of $61 million (19.6 percent) and $100 million (10.3 percent), respectively, compared with the same periods of 2015. The increase in the third quarter of 2016 over the same period of the prior year was primarily due to higher net revenue, partially offset by higher noninterest expense and an increase in the provision for credit losses. The increase in the first nine months of 2016 over the same period of the prior year was primarily due to higher net revenue and a decrease in the provision for credit losses, partially offset by higher noninterest expense.

Net revenue increased $136 million (7.6 percent) in the third quarter and $145 million (2.7 percent) in the first nine months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $53 million (4.6 percent) in the third quarter and $122 million (3.6 percent) in the first nine months of 2016, compared with the same periods of 2015. The increases were primarily due to higher average loan and deposit balances, partially offset by lower loan rates. Noninterest income increased $83 million (13.2 percent) in the third quarter and $23 million (1.2 percent) in the first nine months of 2016, compared with the same periods of 2015, driven by higher mortgage banking revenue, reflecting the impact of higher origination and sales revenue in part due to refinancing activities in the marketplace.

Noninterest expense increased $26 million (2.1 percent) in the third quarter and $82 million (2.2 percent) in the first nine months of 2016, compared with the same periods of 2015, primarily due to higher net shared services expense and higher compensation expense, reflecting the impact of merit increases and increased staffing, partially offset by the impact of a prior year legal matter. In addition, the increase in the first nine months of 2016 included higher professional services expense, principally due to compliance-related matters. The provision for credit losses increased $14 million (45.2 percent) in the third quarter of 2016, compared with the third quarter of 2015, primarily due to an unfavorable change in the reserve allocation, partially offset by lower net charge-offs. The provision for credit losses decreased $96 million (81.4 percent) in the first nine months of 2016, compared with the same period of 2015, primarily due to a favorable change in the reserve allocation driven by improvements in the mortgage portfolio and lower net charge-offs.

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended September 30, (Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$563	$507	11.0%	$1,203	$1,150	4.6%
Noninterest income	220	225	(2.2)	712	629	13.2
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	783	732	7.0	1,915	1,779	7.6
Noninterest expense	348	329	5.8	1,275	1,247	2.2
Other intangibles	1	1	–	8	10	(20.0)
Total noninterest expense	349	330	5.8	1,283	1,257	2.1
Income before provision and income taxes	434	402	8.0	632	522	21.1
Provision for credit losses	73	80	(8.8)	45	31	45.2
Income before income taxes	361	322	12.1	587	491	19.6
Income taxes and taxable-equivalent adjustment	131	117	12.0	214	179	19.6
Net income	230	205	12.2	373	312	19.6
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$230	$205	12.2	$373	$312	19.6
Average Balance Sheet
Commercial	$70,813	$64,984	9.0%	$10,546	$10,004	5.4%
Commercial real estate	21,476	20,587	4.3	18,300	17,857	2.5
Residential mortgages	8	8	–	53,933	49,924	8.0
Credit card	–	–	–	–	–	–
Other retail	2	2	–	50,785	46,717	8.7
Total loans, excluding covered loans	92,299	85,581	7.8	133,564	124,502	7.3
Covered loans	–	–	–	4,107	4,839	(15.1)
Total loans	92,299	85,581	7.8	137,671	129,341	6.4
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	16	20	(20.0)	2,270	2,661	(14.7)
Assets	100,871	93,681	7.7	153,496	147,273	4.2
Noninterest-bearing deposits	36,624	36,929	(.8)	28,380	26,514	7.0
Interest checking	9,628	7,528	27.9	43,827	40,005	9.6
Savings products	44,288	28,855	53.5	57,777	54,161	6.7
Time deposits	13,490	13,827	(2.4)	14,280	15,439	(7.5)
Total deposits	104,030	87,139	19.4	144,264	136,119	6.0
Total U.S. Bancorp shareholders’ equity	8,997	8,497	5.9	11,312	10,629	6.4

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Nine Months Ended September 30, (Dollars in Millions)	2016	2015	Percent Change	2016	2015	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,638	$1,495	9.6%	$3,532	$3,410	3.6%
Noninterest income	676	670	.9	1,900	1,877	1.2
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	2,314	2,165	6.9	5,432	5,287	2.7
Noninterest expense	1,047	986	6.2	3,704	3,616	2.4
Other intangibles	3	3	–	24	30	(20.0)
Total noninterest expense	1,050	989	6.2	3,728	3,646	2.2
Income before provision and income taxes	1,264	1,176	7.5	1,704	1,641	3.8
Provision for credit losses	342	130	*	22	118	(81.4)
Income before income taxes	922	1,046	(11.9)	1,682	1,523	10.4
Income taxes and taxable-equivalent adjustment	335	381	(12.1)	613	554	10.6
Net income	587	665	(11.7)	1,069	969	10.3
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$587	$665	(11.7)	$1,069	$969	10.3
Average Balance Sheet
Commercial	$70,412	$63,828	10.3%	$10,367	$9,839	5.4%
Commercial real estate	21,099	20,519	2.8	18,143	17,902	1.3
Residential mortgages	7	8	(12.5)	53,127	49,678	6.9
Credit card	–	–	–	–	–	–
Other retail	2	3	(33.3)	49,738	46,301	7.4
Total loans, excluding covered loans	91,520	84,358	8.5	131,375	123,720	6.2
Covered loans	–	–	–	4,289	5,006	(14.3)
Total loans	91,520	84,358	8.5	135,664	128,726	5.4
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	17	21	(19.0)	2,393	2,573	(7.0)
Assets	99,937	92,805	7.7	150,704	146,200	3.1
Noninterest-bearing deposits	36,498	35,742	2.1	27,111	25,539	6.2
Interest checking	8,202	7,563	8.4	43,175	39,672	8.8
Savings products	40,028	27,194	47.2	57,057	53,381	6.9
Time deposits	13,000	15,467	(16.0)	14,392	16,130	(10.8)
Total deposits	97,728	85,966	13.7	141,735	134,722	5.2
Total U.S. Bancorp shareholders’ equity	8,927	8,261	8.1	11,138	10,944	1.8

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change

$135	$90	50.0%	$538	$484	11.2%	$504	$590	(14.6)%	$2,943	$2,821	4.3%
403	368	9.5	912	874	4.3	188	231	(18.6)	2,435	2,327	4.6
–	–	–	–	–	–	10	(1)	*	10	(1)	*
538	458	17.5	1,450	1,358	6.8	702	820	(14.4)	5,388	5,147	4.7
383	355	7.9	679	635	6.9	201	167	20.4	2,886	2,733	5.6
6	7	(14.3)	30	24	25.0	–	–	–	45	42	7.1
389	362	7.5	709	659	7.6	201	167	20.4	2,931	2,775	5.6
149	96	55.2	741	699	6.0	501	653	(23.3)	2,457	2,372	3.6
(1)	1	*	208	180	15.6	–	(10)	*	325	282	15.2
150	95	57.9	533	519	2.7	501	663	(24.4)	2,132	2,090	2.0
55	35	57.1	194	189	2.6	22	67	(67.2)	616	587	4.9
95	60	58.3	339	330	2.7	479	596	(19.6)	1,516	1,503	.9
–	–	–	(8)	(8)	–	(6)	(6)	–	(14)	(14)	–
$95	$60	58.3	$331	$322	2.8	$473	$590	(19.8)	$1,502	$1,489	.9

$2,892	$2,212	30.7%	$7,766	$7,239	7.3%	$352	$265	32.8%	$92,369	$84,704	9.0%
513	570	(10.0)	–	–	–	3,085	3,302	(6.6)	43,374	42,316	2.5
2,343	1,887	24.2	–	–	–	–	12	*	56,284	51,831	8.6
–	–	–	20,628	17,944	15.0	–	–	–	20,628	17,944	15.0
1,549	1,544	.3	515	586	(12.1)	–	–	–	52,851	48,849	8.2
7,297	6,213	17.4	28,909	25,769	12.2	3,437	3,579	(4.0)	265,506	245,644	8.1
–	1	*	–	–	–	24	52	(53.8)	4,131	4,892	(15.6)
7,297	6,214	17.4	28,909	25,769	12.2	3,461	3,631	(4.7)	269,637	250,536	7.6
1,567	1,567	–	2,463	2,476	(.5)	–	–	–	9,358	9,371	(.1)
99	123	(19.5)	494	381	29.7	–	–	–	2,879	3,185	(9.6)
10,382	9,117	13.9	34,733	31,585	10.0	138,381	128,783	7.5	437,863	410,439	6.7
13,825	14,922	(7.4)	954	851	12.1	2,238	1,724	29.8	82,021	80,940	1.3
9,967	8,703	14.5	–	618	*	34	34	–	63,456	56,888	11.5
37,961	34,227	10.9	98	92	6.5	492	483	1.9	140,616	117,818	19.4
3,777	3,775	.1	–	–	–	908	1,005	(9.7)	32,455	34,046	(4.7)
65,530	61,627	6.3	1,052	1,561	(32.6)	3,672	3,246	13.1	318,548	289,692	10.0
2,378	2,308	3.0	6,386	5,829	9.6	18,718	17,604	6.3	47,791	44,867	6.5

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change	2016	2015	Percent Change

$374	$252	48.4%	$1,578	$1,410	11.9%	$1,605	$1,776	(9.6)%	$8,727	$8,343	4.6%
1,183	1,100	7.5	2,651	2,501	6.0	720	605	19.0	7,130	6,753	5.6
–	–	–	–	–	–	16	(1)	*	16	(1)	*
1,557	1,352	15.2	4,229	3,911	8.1	2,341	2,380	(1.6)	15,873	15,095	5.2
1,110	1,056	5.1	1,991	1,892	5.2	686	444	54.5	8,538	7,994	6.8
18	21	(14.3)	89	74	20.3	–	–	–	134	128	4.7
1,128	1,077	4.7	2,080	1,966	5.8	686	444	54.5	8,672	8,122	6.8
429	275	56.0	2,149	1,945	10.5	1,655	1,936	(14.5)	7,201	6,973	3.3
(2)	–	*	615	585	5.1	5	(6)	*	982	827	18.7
431	275	56.7	1,534	1,360	12.8	1,650	1,942	(15.0)	6,219	6,146	1.2
157	100	57.0	558	495	12.7	103	172	(40.1)	1,766	1,702	3.8
274	175	56.6	976	865	12.8	1,547	1,770	(12.6)	4,453	4,444	.2
–	–	–	(25)	(24)	(4.2)	(18)	(17)	(5.9)	(43)	(41)	(4.9)
$274	$175	56.6	$951	$841	13.1	$1,529	$1,753	(12.8)	$4,410	$4,403	.2

$2,874	$2,254	27.5%	$7,438	$6,975	6.6%	$360	$271	32.8%	$91,451	$83,167	10.0%
521	569	(8.4)	–	–	–	3,159	3,486	(9.4)	42,922	42,476	1.1
2,200	1,760	25.0	–	–	–	–	12	*	55,334	51,458	7.5
–	–	–	20,339	17,794	14.3	–	–	–	20,339	17,794	14.3
1,537	1,502	2.3	532	605	(12.1)	–	–	–	51,809	48,411	7.0
7,132	6,085	17.2	28,309	25,374	11.6	3,519	3,769	(6.6)	261,855	243,306	7.6
–	1	*	–	–	–	35	45	(22.2)	4,324	5,052	(14.4)
7,132	6,086	17.2	28,309	25,374	11.6	3,554	3,814	(6.8)	266,179	248,358	7.2
1,566	1,567	(.1)	2,467	2,477	(.4)	–	–	–	9,361	9,372	(.1)
104	130	(20.0)	503	403	24.8	–	–	–	3,017	3,127	(3.5)
10,249	9,143	12.1	34,245	31,364	9.2	134,286	127,245	5.5	429,421	406,757	5.6
13,270	13,776	(3.7)	947	875	8.2	2,102	1,691	24.3	79,928	77,623	3.0
9,328	7,721	20.8	–	602	*	41	34	20.6	60,746	55,592	9.3
35,515	33,785	5.1	97	90	7.8	494	481	2.7	133,191	114,931	15.9
3,743	3,426	9.3	–	–	–	2,312	1,504	53.7	33,447	36,527	(8.4)
61,856	58,708	5.4	1,044	1,567	(33.4)	4,949	3,710	33.4	307,312	284,673	8.0
2,379	2,306	3.2	6,362	5,809	9.5	18,434	17,169	7.4	47,240	44,489	6.2

U.S. Bancorp	31

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $95 million of the Company’s net income in the third quarter and $274 million in the first nine months of 2016, or increases of $35 million (58.3 percent) and $99 million (56.6 percent), respectively, compared with the same periods of 2015. The increases were primarily due to higher net revenue, partially offset by higher noninterest expense.

Net revenue increased $80 million (17.5 percent) in the third quarter and $205 million (15.2 percent) in the first nine months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $45 million (50.0 percent) in the third quarter and $122 million (48.4 percent) in the first nine months of 2016, compared with the same periods of 2015. The increases were principally due to the impact of higher margin benefit from deposits. Noninterest income increased $35 million (9.5 percent) in the third quarter and $83 million (7.5 percent) in the first nine months of 2016, compared with the same periods of 2015, reflecting the impact of lower money market fee waivers, growth in assets under management and improved market conditions.

Noninterest expense increased $27 million (7.5 percent) in the third quarter and $51 million (4.7 percent) in the first nine months of 2016, compared with the same periods of 2015. The increases were primarily the result of higher compensation, reflecting the impact of merit increases and higher staffing.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $331 million of the Company’s net income in the third quarter and $951 million in the first nine months of 2016, or increases of $9 million (2.8 percent) and $110 million (13.1 percent), respectively, compared with the same periods of 2015. The increases were due to higher net revenue, partially offset by higher noninterest expense and provision for credit losses.

Net revenue increased $92 million (6.8 percent) in the third quarter and $318 million (8.1 percent) in the first nine months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, increased $54 million (11.2 percent) in the third quarter and $168 million (11.9 percent) in the first nine months of 2016, compared with the same periods of 2015, primarily due to higher average loan balances and fees. Noninterest income increased $38 million (4.3 percent) in the third quarter and $150 million (6.0 percent) in the first nine months of 2016, compared with the same periods of 2015, due to increases in credit and debit card revenue on higher transaction volumes and increases in merchant processing services as a result of increases in product fees and higher volumes. The increase in the first nine months of 2016 was further due to the sale of an equity investment.

Noninterest expense increased $50 million (7.6 percent) in the third quarter and $114 million (5.8 percent) in the first nine months of 2016, compared with the same periods of 2015, reflecting higher compensation expense and net shared services expense, along with increased technology and communications expense, which was impacted by card portfolio acquisitions. The increase in the first nine months of 2016 was partially offset by the impact of a regulatory item in the prior year. The provision for credit losses increased $28 million (15.6 percent) in the third quarter and $30 million (5.1 percent) in the first nine months of 2016, compared with the same periods of 2015, primarily due to an unfavorable change in the reserve allocation and higher net charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $473 million in the third quarter and $1.5 billion in the first nine months of 2016, compared with $590 million and $1.8 billion in the same periods of 2015, respectively. The $117 million (19.8 percent) decrease in the third quarter and $224 million (12.8 percent) decrease in the first nine months of 2016, compared to the same periods of the prior year, were due to decreases in net revenue and increases in noninterest expense.

Net revenue decreased $118 million (14.4 percent) in the third quarter and $39 million (1.6 percent) in the first nine months of 2016, compared with the same periods of 2015. Net interest income, on a taxable-equivalent basis, decreased $86 million (14.6 percent) in the third quarter and $171 million (9.6 percent) in the first nine months of

32	U.S. Bancorp

2016, compared with the same periods of 2015, principally due to the impact of higher margin benefits on deposits credited to the business lines and the issuance of long-term debt, partially offset by growth in the investment portfolio. Noninterest income decreased $32 million (13.9 percent) in the third quarter of 2016, compared with the third quarter of 2015, mainly due to higher equity investment income in the prior year, partially offset by the impact of the third quarter 2015 student loan market valuation adjustment. Noninterest income increased $132 million (21.9 percent) in the first nine months of 2016, compared with the same period of 2015, mainly due to the Visa Europe sale and the impact of the third quarter 2015 student loan market valuation adjustment, partially offset by lower equity investment income.

Noninterest expense increased $34 million (20.4 percent) in the third quarter and $242 million (54.5 percent) in the first nine months of 2016, compared with the same periods of 2015, principally due to higher compensation expense, reflecting the impact of merit increases and higher variable compensation along with increased staffing and higher costs related to investments in tax-advantaged projects, partially offset by lower net shared services expenses. The increase in noninterest expense in the first nine months of 2016 was further due to an increase in reserves related to legal and regulatory matters and a charitable contribution recorded in the second quarter of 2016. The provision for credit losses was $10 million higher in the third quarter and $11 million higher in the first nine months of 2016, compared with the same periods of the prior year, primarily due to an unfavorable change in the reserve allocation.

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

These capital measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These measures differ from currently effective capital ratios defined by banking regulations principally in that the numerator of the currently effective ratios, which are subject to certain transitional provisions, temporarily excludes a portion of unrealized gains and losses related to available-for-sale securities and retirement plan obligations, and includes a portion of capital related to intangible assets, other than MSRs. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in federal banking regulations. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures.

The Company also discloses net interest income and related ratios and analysis on a taxable-equivalent basis, which may also be considered non-GAAP financial measures. The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison of net interest income arising from taxable and tax-exempt sources. In addition, certain performance measures, including the efficiency ratio and net interest margin utilize net interest income on a taxable-equivalent basis.

There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

U.S. Bancorp	33

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2016	December 31, 2015
Total equity	$48,399	$46,817
Preferred stock	(5,501)	(5,501)
Noncontrolling interests	(640)	(686)
Goodwill (net of deferred tax liability) (1)	(8,239)	(8,295)
Intangible assets, other than mortgage servicing rights	(756)	(838)
Tangible common equity (a)	33,263	31,497

Tangible common equity (as calculated above)	33,263	31,497
Adjustments (2)	97	67
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	33,360	31,564

Total assets	454,134	421,853
Goodwill (net of deferred tax liability) (1)	(8,239)	(8,295)
Intangible assets, other than mortgage servicing rights	(756)	(838)
Tangible assets (c)	445,139	412,720

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	356,733	341,360
Adjustments (3)	3,165	3,892
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	359,898	345,252
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	272,832	261,668
Adjustments (4)	3,372	4,099
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	276,204	265,767
Ratios
Tangible common equity to tangible assets (a)/(c)	7.5%	7.6%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	12.1	11.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income	$2,893	$2,768	$8,573	$8,182
Taxable-equivalent adjustment (5)	50	53	154	161
Net interest income, on a taxable-equivalent basis	$2,943	$2,821	$8,727	$8,343

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

34	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2015.

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

U.S. Bancorp	35

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$23,664	$11,147
Investment securities
Held-to-maturity (fair value $43,406 and $43,493, respectively)	42,873	43,590
Available-for-sale ($840 and $1,018 pledged as collateral, respectively) (a)	67,155	61,997
Loans held for sale (including $5,572 and $3,110 of mortgage loans carried at fair value, respectively)	5,575	3,184
Loans
Commercial	93,201	88,402
Commercial real estate	43,468	42,137
Residential mortgages	56,229	53,496
Credit card	20,706	21,012
Other retail	53,664	51,206
Total loans, excluding covered loans	267,268	256,253
Covered loans	4,021	4,596
Total loans	271,289	260,849
Less allowance for loan losses	(3,797)	(3,863)
Net loans	267,492	256,986
Premises and equipment	2,449	2,513
Goodwill	9,357	9,361
Other intangible assets	2,887	3,350
Other assets (including $295 and $121 of trading securities at fair value pledged as collateral, respectively) (a)	32,682	29,725
Total assets	$454,134	$421,853
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$89,101	$83,766
Interest-bearing (b)	245,494	216,634
Total deposits	334,595	300,400
Short-term borrowings	15,695	27,877
Long-term debt	37,978	32,078
Other liabilities	17,467	14,681
Total liabilities	405,735	375,036
Shareholders’ equity
Preferred stock	5,501	5,501
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/16 and 12/31/15 — 2,125,725,742 shares	21	21
Capital surplus	8,429	8,376
Retained earnings	49,231	46,377
Less cost of common stock in treasury: 9/30/16 — 420,896,586 shares; 12/31/15 — 380,534,801 shares	(14,844)	(13,125)
Accumulated other comprehensive income (loss)	(579)	(1,019)
Total U.S. Bancorp shareholders’ equity	47,759	46,131
Noncontrolling interests	640	686
Total equity	48,399	46,817
Total liabilities and equity	$454,134	$421,853

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes time deposits greater than $250,000 balances of $2.8 billion and $2.6 billion at September 30, 2016, and December 31, 2015, respectively.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2016	2015	2016	2015
Interest Income
Loans	$2,731	$2,520	$8,039	$7,476
Loans held for sale	43	60	110	166
Investment securities	515	502	1,555	1,502
Other interest income	31	35	89	102
Total interest income	3,320	3,117	9,793	9,246
Interest Expense
Deposits	161	113	452	344
Short-term borrowings	70	66	201	189
Long-term debt	196	170	567	531
Total interest expense	427	349	1,220	1,064
Net interest income	2,893	2,768	8,573	8,182
Provision for credit losses	325	282	982	827
Net interest income after provision for credit losses	2,568	2,486	7,591	7,355
Noninterest Income
Credit and debit card revenue	299	269	861	776
Corporate payment products revenue	190	190	541	538
Merchant processing services	412	400	1,188	1,154
ATM processing services	87	81	251	239
Trust and investment management fees	362	329	1,059	985
Deposit service charges	192	185	539	520
Treasury management fees	147	143	436	422
Commercial products revenue	219	231	654	645
Mortgage banking revenue	314	224	739	695
Investment products fees	41	46	120	141
Securities gains (losses), net
Realized gains (losses), net	12	–	19	–
Total other-than-temporary impairment	(2)	(1)	(4)	(1)
Portion of other-than-temporary impairment recognized in other comprehensive income	–	–	1	–
Total securities gains (losses), net	10	(1)	16	(1)
Other	172	229	742	638
Total noninterest income	2,445	2,326	7,146	6,752
Noninterest Expense
Compensation	1,329	1,225	3,855	3,600
Employee benefits	280	285	858	895
Net occupancy and equipment	250	251	741	745
Professional services	127	115	346	298
Marketing and business development	102	99	328	265
Technology and communications	243	222	717	657
Postage, printing and supplies	80	77	236	223
Other intangibles	45	42	134	128
Other	475	459	1,457	1,311
Total noninterest expense	2,931	2,775	8,672	8,122
Income before income taxes	2,082	2,037	6,065	5,985
Applicable income taxes	566	534	1,612	1,541
Net income	1,516	1,503	4,453	4,444
Net (income) loss attributable to noncontrolling interests	(14)	(14)	(43)	(41)
Net income attributable to U.S. Bancorp	$1,502	$1,489	$4,410	$4,403
Net income applicable to U.S. Bancorp common shareholders	$1,434	$1,422	$4,198	$4,204
Earnings per common share	$.84	$.81	$2.44	$2.38
Diluted earnings per common share	$.84	$.81	$2.43	$2.36
Dividends declared per common share	$.280	$.255	$.790	$.755
Average common shares outstanding	1,710	1,758	1,724	1,770
Average diluted common shares outstanding	1,716	1,766	1,730	1,778

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,516	$1,503	$4,453	$4,444
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	(105)	202	716	54
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	–	(1)	–
Changes in unrealized gains and losses on derivative hedges	31	(38)	(152)	(61)
Foreign currency translation	6	(28)	(30)	(3)
Reclassification to earnings of realized gains and losses	54	98	196	295
Income taxes related to other comprehensive income (loss)	(3)	(90)	(289)	(110)
Total other comprehensive income (loss)	(17)	144	440	175
Comprehensive income	1,499	1,647	4,893	4,619
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(14)	(43)	(41)
Comprehensive income attributable to U.S. Bancorp	$1,485	$1,633	$4,850	$4,578

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2014	1,786	$4,756	$21	$8,313	$42,530	$(11,245)	$(896)	$43,479	$689	$44,168
Net income (loss)					4,403			4,403	41	4,444
Other comprehensive income (loss)							175	175		175
Preferred stock dividends					(182)			(182)		(182)
Common stock dividends					(1,338)			(1,338)		(1,338)
Issuance of common and treasury stock	10			(45)		319		274		274
Purchase of treasury stock	(42)					(1,830)		(1,830)		(1,830)
Distributions to noncontrolling interests								–	(41)	(41)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				94				94		94
Balance September 30, 2015	1,754	$4,756	$21	$8,362	$45,413	$(12,756)	$(721)	$45,075	$692	$45,767
Balance December 31, 2015	1,745	$5,501	$21	$8,376	$46,377	$(13,125)	$(1,019)	$46,131	$686	$46,817
Net income (loss)					4,410			4,410	43	4,453
Other comprehensive income (loss)							440	440		440
Preferred stock dividends					(201)			(201)		(201)
Common stock dividends					(1,364)			(1,364)		(1,364)
Issuance of common and treasury stock	7			(59)		228		169		169
Purchase of treasury stock	(47)					(1,947)		(1,947)		(1,947)
Distributions to noncontrolling interests								–	(38)	(38)
Purchase of noncontrolling interests				1	9			10	(50)	(40)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				111				111		111
Balance September 30, 2016	1,705	$5,501	$21	$8,429	$49,231	$(14,844)	$(579)	$47,759	$640	$48,399

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income attributable to U.S. Bancorp	$4,410	$4,403
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	982	827
Depreciation and amortization of premises and equipment	219	230
Amortization of intangibles	134	128
(Gain) loss on sale of loans held for sale	(753)	(753)
(Gain) loss on sale of securities and other assets	(463)	(319)
Loans originated for sale in the secondary market, net of repayments	(31,975)	(33,784)
Proceeds from sales of loans held for sale	30,033	34,343
Other, net	651	1,176
Net cash provided by operating activities	3,238	6,251
Investing Activities
Proceeds from sales of available-for-sale investment securities	8,171	282
Proceeds from maturities of held-to-maturity investment securities	7,116	8,238
Proceeds from maturities of available-for-sale investment securities	10,252	10,354
Purchases of held-to-maturity investment securities	(6,428)	(7,990)
Purchases of available-for-sale investment securities	(22,897)	(14,931)
Net increase in loans outstanding	(11,063)	(7,242)
Proceeds from sales of loans	1,782	1,372
Purchases of loans	(2,136)	(2,196)
Other, net	(38)	(998)
Net cash used in investing activities	(15,241)	(13,111)
Financing Activities
Net increase in deposits	34,197	12,531
Net decrease in short-term borrowings	(12,182)	(2,978)
Proceeds from issuance of long-term debt	10,631	4,915
Principal payments or redemption of long-term debt	(4,806)	(4,782)
Proceeds from issuance of common stock	159	262
Repurchase of common stock	(1,902)	(1,781)
Cash dividends paid on preferred stock	(206)	(182)
Cash dividends paid on common stock	(1,331)	(1,329)
Purchase of noncontrolling interests	(40)	–
Net cash provided by financing activities	24,520	6,656
Change in cash and due from banks	12,517	(204)
Cash and due from banks at beginning of period	11,147	10,654
Cash and due from banks at end of period	$23,664	$10,450

See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2016					December 31, 2015
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$4,767	$96	$–	$(1)	$4,862	$2,925	$14	$–	$(20)	$2,919
Mortgage-backed securities
Residential
Agency	38,062	453	–	(23)	38,492	40,619	175	–	(273)	40,521
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	5	–	–	5	–	6	–	–	6
Other	8	3	–	–	11	10	3	–	–	13
Obligations of state and political subdivisions	8	1	–	(1)	8	8	1	–	(1)	8
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	18	–	–	–	18	18	–	–	(2)	16
Total held-to-maturity	$42,873	$558	$–	$(25)	$43,406	$43,590	$199	$–	$(296)	$43,493
Available-for-sale (b)
U.S. Treasury and agencies	$14,454	$179	$–	$(3)	$14,630	$4,611	$12	$–	$(27)	$4,596
Mortgage-backed securities
Residential
Agency	44,904	582	–	(53)	45,433	50,056	384	–	(364)	50,076
Non-agency
Prime (c)	257	6	(3)	(1)	259	316	6	(3)	(1)	318
Non-prime (d)	191	18	(3)	–	206	221	20	(1)	–	240
Commercial agency	16	–	–	–	16	52	–	–	–	52
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	11	2	–	–	13	16	3	–	–	19
Other	516	8	–	–	524	532	9	–	–	541
Obligations of state and political subdivisions	5,232	152	–	(8)	5,376	5,149	169	–	(2)	5,316
Corporate debt securities	628	10	–	(59)	579	677	3	–	(70)	610
Perpetual preferred securities	36	17	–	–	53	153	20	–	(12)	161
Other investments	31	35	–	–	66	34	34	–	–	68
Total available-for-sale	$66,276	$1,009	$(6)	$(124)	$67,155	$61,817	$660	$(4)	$(476)	$61,997

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted-average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.2 years at September 30, 2016, compared with 4.7 years at December 31, 2015. The corresponding weighted-average yields were 2.09 percent and 2.21 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 3.8 years at September 30, 2016, and 4.2 years at December 31, 2015. The corresponding weighted-average yields were 1.90 percent and 1.92 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2016, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $11.4 billion at September 30, 2016, and $13.1 billion at December 31, 2015, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $840 million at September 30, 2016, and $1.0 billion at December 31, 2015.

42	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Taxable	$467	$448	$1,403	$1,333
Non-taxable	48	54	152	169
Total interest income from investment securities	$515	$502	$1,555	$1,502

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Realized gains	$12	$–	$31	$1
Realized losses	–	–	(12)	(1)
Net realized gains (losses)	$12	$–	$19	$–
Income tax (benefit) on net realized gains (losses)	$4	$–	$7	$–

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and nine months ended September 30, 2016 and 2015.

Changes in the credit losses on debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$79	$91	$84	$101
Additions to Credit Losses Due to Other-than-temporary Impairments
Decreases in expected cash flows on securities for which other-than-temporary impairment was previously recognized	2	1	3	1
Total other-than-temporary impairment on debt securities	2	1	3	1
Other Changes in Credit Losses
Increases in expected cash flows	–	(1)	(1)	(3)
Realized losses (a)	(2)	(3)	(7)	(11)
Balance at end of period	$79	$88	$79	$88

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

U.S. Bancorp	43

At September 30, 2016, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2016:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$250	$(1)	$–	$–	$250	$(1)
Residential agency mortgage-backed securities	3,728	(7)	2,237	(16)	5,965	(23)
Other asset-backed securities	–	–	5	–	5	–
Obligations of state and political subdivisions	–	–	3	(1)	3	(1)
Other debt securities	–	–	18	–	18	–
Total held-to-maturity	$3,978	$(8)	$2,263	$(17)	$6,241	$(25)
Available-for-sale
U.S. Treasury and agencies	$1,611	$(3)	$–	$–	$1,611	$(3)
Residential mortgage-backed securities
Agency	9,743	(35)	2,885	(18)	12,628	(53)
Non-agency (a)
Prime (b)	48	–	91	(4)	139	(4)
Non-prime (c)	19	–	12	(3)	31	(3)
Commercial agency	10	–	–	–	10	–
Other asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	687	(8)	2	–	689	(8)
Corporate debt securities	–	–	437	(59)	437	(59)
Total available-for-sale	$12,118	$(46)	$3,429	$(84)	$15,547	$(130)

(a)	The Company had $7 million of unrealized losses on residential non-agency mortgage-backed securities. Credit-related other-than-temporary impairment on these securities may occur if there is further deterioration in the underlying collateral pool performance. Borrower defaults may increase if economic conditions worsen. Additionally, deterioration in home prices may increase the severity of projected losses.
(b)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(c)	Includes all securities not meeting the conditions to be designated as prime.

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with high investment grade credit ratings or agency mortgage-backed securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2016, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

44	U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2016		December 31, 2015
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$87,851	32.4%	$83,116	31.9%
Lease financing	5,350	2.0	5,286	2.0
Total commercial	93,201	34.4	88,402	33.9
Commercial Real Estate
Commercial mortgages	31,916	11.8	31,773	12.2
Construction and development	11,552	4.2	10,364	3.9
Total commercial real estate	43,468	16.0	42,137	16.1
Residential Mortgages
Residential mortgages	42,846	15.8	40,425	15.5
Home equity loans, first liens	13,383	4.9	13,071	5.0
Total residential mortgages	56,229	20.7	53,496	20.5
Credit Card	20,706	7.6	21,012	8.1
Other Retail
Retail leasing	6,076	2.2	5,232	2.0
Home equity and second mortgages	16,467	6.1	16,384	6.3
Revolving credit	3,247	1.2	3,354	1.3
Installment	7,983	2.9	7,030	2.7
Automobile	17,559	6.5	16,587	6.3
Student	2,332	.9	2,619	1.0
Total other retail	53,664	19.8	51,206	19.6
Total loans, excluding covered loans	267,268	98.5	256,253	98.2
Covered Loans	4,021	1.5	4,596	1.8
Total loans	$271,289	100.0%	$260,849	100.0%

The Company had loans of $83.9 billion at September 30, 2016, and $78.1 billion at December 31, 2015, pledged at the Federal Home Loan Bank, and loans of $65.2 billion at September 30, 2016, and $63.4 billion at December 31, 2015, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $626 million at September 30, 2016, and $550 million at December 31, 2015. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$891	$1,076	$957	$1,309
Accretion	(102)	(91)	(297)	(289)
Disposals	(23)	(32)	(77)	(102)
Reclassifications from nonaccretable difference (a)	31	120	214	157
Other	–	1	–	(1)
Balance at end of period	$797	$1,074	$797	$1,074

(a)	Primarily relates to changes in expected credit performance.

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

U.S. Bancorp	45

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

46	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2016
Balance at beginning of period	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329
Add
Provision for credit losses	90	34	(12)	178	37	327	(2)	325
Deduct
Loans charged off	104	9	19	182	84	398	–	398
Less recoveries of loans charged off	(17)	(8)	(7)	(21)	(30)	(83)	–	(83)
Net loans charged off	87	1	12	161	54	315	–	315
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,476	$781	$520	$901	$626	$4,304	$34	$4,338
2015
Balance at beginning of period	$1,180	$735	$737	$873	$752	$4,277	$49	$4,326
Add
Provision for credit losses	114	(10)	(24)	156	46	282	–	282
Deduct
Loans charged off	91	2	31	171	77	372	–	372
Less recoveries of loans charged off	(20)	(13)	(6)	(18)	(23)	(80)	–	(80)
Net loans charged off	71	(11)	25	153	54	292	–	292
Other changes (a)	–	–	–	–	–	–	(10)	(10)
Balance at end of period	$1,223	$736	$688	$876	$744	$4,267	$39	$4,306

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Nine Months Ended September 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2016
Balance at beginning of period	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306
Add
Provision for credit losses	438	53	(63)	514	42	984	(2)	982
Deduct
Loans charged off	322	19	67	559	243	1,210	–	1,210
Less recoveries of loans charged off	(73)	(23)	(19)	(64)	(84)	(263)	–	(263)
Net loans charged off	249	(4)	48	495	159	947	–	947
Other changes (a)	–	–	–	(1)	–	(1)	(2)	(3)
Balance at end of period	$1,476	$781	$520	$901	$626	$4,304	$34	$4,338
2015
Balance at beginning of period	$1,146	$726	$787	$880	$771	$4,310	$65	$4,375
Add
Provision for credit losses	234	(18)	(6)	481	134	825	2	827
Deduct
Loans charged off	230	16	113	543	233	1,135	–	1,135
Less recoveries of loans charged off	(74)	(44)	(20)	(58)	(72)	(268)	–	(268)
Net loans charged off	156	(28)	93	485	161	867	–	867
Other changes (a)	(1)	–	–	–	–	(1)	(28)	(29)
Balance at end of period	$1,223	$736	$688	$876	$744	$4,267	$39	$4,306

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

U.S. Bancorp	47

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at September 30, 2016 Related to
Loans individually evaluated for impairment (a)	$56	$2	$–	$–	$–	$58	$–	$58
TDRs collectively evaluated for impairment	10	4	195	62	28	299	1	300
Other loans collectively evaluated for impairment	1,410	765	325	839	598	3,937	–	3,937
Loans acquired with deteriorated credit quality	–	10	–	–	–	10	33	43
Total allowance for credit losses	$1,476	$781	$520	$901	$626	$4,304	$34	$4,338
Allowance Balance at December 31, 2015 Related to
Loans individually evaluated for impairment (a)	$11	$2	$–	$–	$–	$13	$–	$13
TDRs collectively evaluated for impairment	10	7	236	57	33	343	2	345
Other loans collectively evaluated for impairment	1,266	703	395	826	710	3,900	–	3,900
Loans acquired with deteriorated credit quality	–	12	–	–	–	12	36	48
Total allowance for credit losses	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2016
Loans individually evaluated for impairment (a)	$600	$37	$–	$–	$–	$637	$–	$637
TDRs collectively evaluated for impairment	145	165	3,519	217	178	4,224	37	4,261
Other loans collectively evaluated for impairment	92,449	43,016	52,710	20,489	53,486	262,150	1,662	263,812
Loans acquired with deteriorated credit quality	7	250	–	–	–	257	2,322	2,579
Total loans	$93,201	$43,468	$56,229	$20,706	$53,664	$267,268	$4,021	$271,289
December 31, 2015
Loans individually evaluated for impairment (a)	$336	$41	$13	$–	$–	$390	$–	$390
TDRs collectively evaluated for impairment	138	235	4,241	210	211	5,035	35	5,070
Other loans collectively evaluated for impairment	87,927	41,566	49,241	20,802	50,995	250,531	2,059	252,590
Loans acquired with deteriorated credit quality	1	295	1	–	–	297	2,502	2,799
Total loans	$88,402	$42,137	$53,496	$21,012	$51,206	$256,253	$4,596	$260,849

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan, less costs to sell, at 180 days past due, and placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when they are behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged off. Credit cards are charged off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2016
Commercial	$92,414	$221	$49	$517	$93,201
Commercial real estate	43,320	36	7	105	43,468
Residential mortgages (a)	55,310	146	159	614	56,229
Credit card	20,209	264	229	4	20,706
Other retail	53,183	254	74	153	53,664
Total loans, excluding covered loans	264,436	921	518	1,393	267,268
Covered loans	3,729	55	230	7	4,021
Total loans	$268,165	$976	$748	$1,400	$271,289
December 31, 2015
Commercial	$87,863	$317	$48	$174	$88,402
Commercial real estate	41,907	89	14	127	42,137
Residential mortgages (a)	52,438	170	176	712	53,496
Credit card	20,532	243	228	9	21,012
Other retail	50,745	224	75	162	51,206
Total loans, excluding covered loans	253,485	1,043	541	1,184	256,253
Covered loans	4,236	62	290	8	4,596
Total loans	$257,721	$1,105	$831	$1,192	$260,849

(a)	At September 30, 2016, $307 million of loans 30–89 days past due and $2.4 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs, were classified as current, compared with $320 million and $2.9 billion at December 31, 2015, respectively.

At September 30, 2016, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $229 million ($201 million excluding covered assets), compared with $282 million ($250 million excluding covered assets) at December 31, 2015. This excludes $397 million and $535 million at September 30, 2016 and December 31, 2015, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2016 and December 31, 2015, was $2.2 billion and $2.6 billion, respectively, of which $1.6 billion and $1.9 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

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

U.S. Bancorp	49

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2016
Commercial (b)	$89,289	$1,702	$2,210	$3,912	$93,201
Commercial real estate	42,204	512	752	1,264	43,468
Residential mortgages (c)	55,394	6	829	835	56,229
Credit card	20,474	–	232	232	20,706
Other retail	53,387	5	272	277	53,664
Total loans, excluding covered loans	260,748	2,225	4,295	6,520	267,268
Covered loans	3,946	–	75	75	4,021
Total loans	$264,694	$2,225	$4,370	$6,595	$271,289
Total outstanding commitments	$557,554	$4,805	$5,927	$10,732	$568,286
December 31, 2015
Commercial (b)	$85,206	$1,629	$1,567	$3,196	$88,402
Commercial real estate	41,079	365	693	1,058	42,137
Residential mortgages (c)	52,548	2	946	948	53,496
Credit card	20,775	–	237	237	21,012
Other retail	50,899	6	301	307	51,206
Total loans, excluding covered loans	250,507	2,002	3,744	5,746	256,253
Covered loans	4,507	–	89	89	4,596
Total loans	$255,014	$2,002	$3,833	$5,835	$260,849
Total outstanding commitments	$539,614	$3,945	$4,845	$8,790	$548,404

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2016, $1.4 billion of energy loans ($3.2 billion of total outstanding commitments) had a special mention or classified rating, compared with $1.1 billion of energy loans ($1.9 billion of total outstanding commitments) at December 31, 2015.
(c)	At September 30, 2016, $2.4 billion of GNMA loans 90 days or more past due and $1.3 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs were classified with a pass rating, compared with $2.9 billion and $1.9 billion at December 31, 2015, respectively.

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

50	U.S. Bancorp

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2016
Commercial	$825	$1,354	$68	$378
Commercial real estate	379	790	8	1
Residential mortgages	2,363	2,952	165	–
Credit card	217	217	62	–
Other retail	281	457	30	3
Total loans, excluding GNMA and covered loans	4,065	5,770	333	382
Loans purchased from GNMA mortgage pools	1,344	1,344	31	–
Covered loans	38	43	1	1
Total	$5,447	$7,157	$365	$383
December 31, 2015
Commercial	$520	$1,110	$25	$154
Commercial real estate	336	847	11	1
Residential mortgages	2,575	3,248	199	–
Credit card	210	210	57	–
Other retail	309	503	35	4
Total loans, excluding GNMA and covered loans	3,950	5,918	327	159
Loans purchased from GNMA mortgage pools	1,913	1,913	40	–
Covered loans	39	48	2	1
Total	$5,902	$7,879	$369	$160

(a)	Substantially all loans classified as impaired at September 30, 2016 and December 31, 2015, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2016		2015
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$845	$2	$408	$3
Commercial real estate	334	6	388	3
Residential mortgages	2,381	30	2,669	31
Credit card	214	1	216	1
Other retail	287	3	329	3
Total loans, excluding GNMA and covered loans	4,061	42	4,010	41
Loans purchased from GNMA mortgage pools	1,458	23	2,040	24
Covered loans	38	–	42	–
Total	$5,557	$65	$6,092	$65
Nine Months Ended September 30
Commercial	$786	$6	$351	$9
Commercial real estate	321	12	461	13
Residential mortgages	2,457	93	2,687	97
Credit card	212	3	224	4
Other retail	296	9	342	10
Total loans, excluding GNMA and covered loans	4,072	123	4,065	133
Loans purchased from GNMA mortgage pools	1,674	71	2,120	74
Covered loans	38	1	42	–
Total	$5,784	$195	$6,227	$207

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

U.S. Bancorp	51

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2016			2015
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	638	$200	$169	381	$111	$102
Commercial real estate	26	225	223	35	24	23
Residential mortgages	700	81	87	381	48	47
Credit card	8,051	38	40	7,289	35	36
Other retail	593	9	9	690	19	19
Total loans, excluding GNMA and covered loans	10,008	553	528	8,776	237	227
Loans purchased from GNMA mortgage pools	2,609	317	308	1,986	244	245
Covered loans	15	3	3	4	1	1
Total loans	12,632	$873	$839	10,766	$482	$473
Nine Months Ended September 30
Commercial	1,734	$692	$567	1,170	$227	$223
Commercial real estate	70	242	240	89	64	62
Residential mortgages	1,192	129	136	1,820	234	232
Credit card	22,693	109	111	19,978	100	101
Other retail	1,669	27	28	1,974	42	42
Total loans, excluding GNMA and covered loans	27,358	1,199	1,082	25,031	667	660
Loans purchased from GNMA mortgage pools	6,978	770	761	5,960	732	731
Covered loans	35	6	6	13	4	4
Total loans	34,371	$1,975	$1,849	31,004	$1,403	$1,395

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2016, at September 30, 2016, 526 residential mortgages, 7 home equity and second mortgage loans and 510 loans purchased from GNMA mortgage pools with outstanding balances of $50 million, less than $1 million and $68 million, respectively, were in a trial period and have estimated post-modification balances of $64 million, less than $1 million and $67 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2016		2015
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	121	$4	95	$1
Commercial real estate	6	3	5	5
Residential mortgages	43	4	42	5
Credit card	1,617	7	1,576	7
Other retail	103	1	123	2
Total loans, excluding GNMA and covered loans	1,890	19	1,841	20
Loans purchased from GNMA mortgage pools	39	5	143	16
Covered loans	2	1	4	1
Total loans	1,931	$25	1,988	$37
Nine Months Ended September 30
Commercial	374	$15	408	$20
Commercial real estate	21	9	13	8
Residential mortgages	101	13	228	30
Credit card	4,822	21	4,597	22
Other retail	269	5	491	9
Total loans, excluding GNMA and covered loans	5,587	63	5,737	89
Loans purchased from GNMA mortgage pools	93	12	511	64
Covered loans	3	1	4	1
Total loans	5,683	$76	6,252	$154

In addition to the defaults in the table above, the Company had a total of 382 and 1,288 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2016, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $48 million and $178 million for the three months and nine months ended September 30, 2016, respectively.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	September 30, 2016				December 31, 2015
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$2,322	$534	$–	$2,856	$2,502	$615	$–	$3,117
Other retail loans	–	319	–	319	–	447	–	447
Losses reimbursable by the FDIC (a)	–	–	375	375	–	–	517	517
Unamortized changes in FDIC asset (b)	–	–	471	471	–	–	515	515
Covered loans	2,322	853	846	4,021	2,502	1,062	1,032	4,596
Foreclosed real estate	–	–	28	28	–	–	32	32
Total covered assets	$2,322	$853	$874	$4,049	$2,502	$1,062	$1,064	$4,628

(a)	Relates to loss sharing agreements with remaining terms up to three years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

U.S. Bancorp	53

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

Effective January 1, 2016, the Company adopted accounting guidance, issued by the FASB in February 2015, relating to the analysis required by organizations to evaluate whether they should consolidate certain legal entities. The adoption of this guidance did not have a material impact on the Company’s financial statements, and specifically excludes registered money market funds from the consolidation analysis. The Company provides financial support primarily through the use of waivers of management fees associated with various registered money market funds it manages, which are excluded from the consolidation analysis. The Company provided $9 million and $28 million of support to the funds during the three months ended September 30, 2016 and 2015, respectively, and $35 million and $86 million during the nine months ended September 30, 2016 and 2015, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $172 million and $174 million for the three months ended September 30, 2016 and 2015, respectively, and $504 million and $512 million for the nine months ended September 30, 2016 and 2015, respectively. The Company also recognized $219 million and $340 million of investment tax credits for the three months ended September 30, 2016 and 2015, respectively, and $850 million and $624 million for the nine months ended September 30, 2016 and 2015, respectively. The Company recognized $169 million of expenses related to all of these investments for both the three months ended September 30, 2016 and 2015, of which $61 million and $67 million, respectively, was included in tax expense and the remainder was included in noninterest expense. The Company recognized $476 million and $471 million of expenses related to all of these investments for the nine months ended September 30, 2016 and 2015, respectively, of which $194 million and $198 million, respectively, was included in tax expense and the remainder was included in noninterest expense.

54	U.S. Bancorp

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2016	December 31, 2015
Investment carrying amount	$5,175	$5,257
Unfunded capital and other commitments	2,664	2,499
Maximum exposure to loss	9,940	9,436

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $27 million at September 30, 2016, compared with $32 million at December 31, 2015. The maximum exposure to loss related to these VIEs was $51 million at September 30, 2016 and $47 million at December 31, 2015, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $42 million at September 30, 2016, compared with less than $1 million to $46 million at December 31, 2015.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2016, approximately $3.4 billion of the Company’s assets and $2.5 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.0 billion and $2.2 billion, respectively, at December 31, 2015. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2016, $27 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $28 million at December 31, 2015.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2016, $1.1 billion of available-for-sale investment securities and $1.0 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.3 billion of available-for-sale investment securities and $2.2 billion of short-term borrowings at December 31, 2015.

U.S. Bancorp	55

Note 6	Mortgage Servicing Rights

The Company serviced $232.1 billion of residential mortgage loans for others at September 30, 2016, and $231.8 billion at December 31, 2015, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $25 million and $12 million for the three months ended September 30, 2016 and 2015, respectively, and net losses of $7 million and net gains of $18 million for the nine months ended September 30, 2016 and 2015, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $191 million and $182 million for the three months ended September 30, 2016 and 2015, respectively, and $562 million and $539 million for the nine months ended September 30, 2016 and 2015, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Balance at beginning of period	$2,056	$2,481	$2,512	$2,338
Rights purchased	18	7	32	22
Rights capitalized	142	182	372	491
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	42	(168)	(446)	(127)
Due to revised assumptions or models (b)	–	7	–	9
Other changes in fair value (c)	(127)	(112)	(339)	(336)
Balance at end of period	$2,131	$2,397	$2,131	$2,397

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income, and discount rate, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	September 30, 2016						December 31, 2015
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(576)	$(291)	$(148)	$137	$259	$495	$(598)	$(250)	$(114)	$96	$176	$344
Derivative instrument hedges	542	281	140	(134)	(264)	(523)	475	226	107	(98)	(192)	(377)
Net sensitivity	$(34)	$(10)	$(8)	$3	$(5)	$(28)	$(123)	$(24)	$(7)	$(2)	$(16)	$(33)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2016				December 31, 2015
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$32,757	$38,639	$158,251	$229,647	$26,492	$40,350	$162,533	$229,375
Fair value	$357	$355	$1,419	$2,131	$297	$443	$1,772	$2,512
Value (bps) (b)	109	92	90	93	112	110	109	110
Weighted-average servicing fees (bps)	37	34	27	30	36	34	27	29
Multiple (value/servicing fees)	2.95	2.71	3.33	3.10	3.11	3.24	4.04	3.79
Weighted-average note rate	4.41%	4.02%	4.05%	4.10%	4.46%	4.08%	4.09%	4.13%
Weighted-average age (in years)	2.9	3.9	3.8	3.7	3.1	3.6	3.4	3.4
Weighted-average expected prepayment (constant prepayment rate)	12.7%	18.0%	14.3%	14.7%	12.8%	13.9%	10.4%	11.3%
Weighted-average expected life (in years)	6.1	4.6	5.2	5.2	6.1	5.7	6.6	6.4
Weighted-average discount rate	11.7%	11.1%	9.4%	10.0%	11.8%	11.2%	9.4%	10.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Value is calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.

56	U.S. Bancorp

Note 7	Preferred Stock

At September 30, 2016 and December 31, 2015, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2016				December 31, 2015
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	43,400	1,085	10	1,075	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Total preferred stock (a)	189,910	$5,686	$185	$5,501	189,910	$5,686	$185	$5,501

(a)	The par value of all shares issued and outstanding at September 30, 2016 and December 31, 2015, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2016
Balance at beginning of period	$612	$31	$(133)	$(1,006)	$(66)	$(562)
Changes in unrealized gains and losses	(105)	–	31	–	–	(74)
Foreign currency translation adjustment (a)	–	–	–	–	6	6
Reclassification to earnings of realized gains and losses	(10)	(5)	28	41	–	54
Applicable income taxes	44	1	(22)	(16)	(10)	(3)
Balance at end of period	$541	$27	$(96)	$(981)	$(70)	$(579)
2015
Balance at beginning of period	$301	$43	$(125)	$(1,037)	$(47)	$(865)
Changes in unrealized gains and losses	202	–	(38)	–	–	164
Foreign currency translation adjustment (a)	–	–	–	–	(28)	(28)
Reclassification to earnings of realized gains and losses	1	(6)	48	55	–	98
Applicable income taxes	(78)	2	(4)	(21)	11	(90)
Balance at end of period	$426	$39	$(119)	$(1,003)	$(64)	$(721)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	57

Nine Months Ended September 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2016
Balance at beginning of period	$111	$36	$(67)	$(1,056)	$(43)	$(1,019)
Changes in unrealized gains and losses	716	–	(152)	–	–	564
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(1)	–	–	–	–	(1)
Foreign currency translation adjustment (a)	–	–	–	–	(30)	(30)
Reclassification to earnings of realized gains and losses	(16)	(14)	104	122	–	196
Applicable income taxes	(269)	5	19	(47)	3	(289)
Balance at end of period	$541	$27	$(96)	$(981)	$(70)	$(579)
2015
Balance at beginning of period	$392	$52	$(172)	$(1,106)	$(62)	$(896)
Changes in unrealized gains and losses	54	–	(61)	–	–	(7)
Foreign currency translation adjustment (a)	–	–	–	–	(3)	(3)
Reclassification to earnings of realized gains and losses	1	(20)	147	167	–	295
Applicable income taxes	(21)	7	(33)	(64)	1	(110)
Balance at end of period	$426	$39	$(119)	$(1,003)	$(64)	$(721)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings, is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$12	$–	$19	$–	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	(2)	(1)	(3)	(1)
	10	(1)	16	(1)	Total before tax
	(4)	–	(6)	–	Applicable income taxes
	6	(1)	10	(1)	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	5	6	14	20	Interest income
	(1)	(2)	(5)	(7)	Applicable income taxes
	4	4	9	13	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(28)	(48)	(104)	(147)	Interest expense
	11	19	40	57	Applicable income taxes
	(17)	(29)	(64)	(90)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(41)	(55)	(122)	(167)	Employee benefits expense
	16	21	47	64	Applicable income taxes
	(25)	(34)	(75)	(103)	Net-of-tax
Total impact to net income	$(32)	$(60)	$(120)	$(181)

58	U.S. Bancorp

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2016	2015	2016	2015
Net income attributable to U.S. Bancorp	$1,502	$1,489	$4,410	$4,403
Preferred dividends	(61)	(62)	(201)	(182)
Impact of the purchase of noncontrolling interests (a)	–	–	9	–
Earnings allocated to participating stock awards	(7)	(5)	(20)	(17)
Net income applicable to U.S. Bancorp common shareholders	$1,434	$1,422	$4,198	$4,204
Average common shares outstanding	1,710	1,758	1,724	1,770
Net effect of the exercise and assumed purchase of stock awards	6	8	6	8
Average diluted common shares outstanding	1,716	1,766	1,730	1,778
Earnings per common share	$.84	$.81	$2.44	$2.38
Diluted earnings per common share	$.84	$.81	$2.43	$2.36

(a)	Represents the difference between the carrying amount and amount paid by the Company to purchase third party investor holdings of the preferred stock of USB Realty Corp, a consolidated subsidiary of the Company.

Options outstanding at September 30, 2016, to purchase 1 million common shares for the three months and nine months ended September 30, 2016, and outstanding at September 30, 2015, to purchase 1 million common shares for the three months and nine months ended September 30, 2015, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$45	$47	$–	$–	$133	$141	$–	$–
Interest cost	53	49	–	1	158	146	2	3
Expected return on plan assets	(66)	(56)	(1)	–	(198)	(167)	(1)	(1)
Prior service cost (credit) amortization	(2)	(2)	–	(1)	(4)	(4)	(2)	(2)
Actuarial loss (gain) amortization	44	59	(1)	(1)	131	176	(3)	(3)
Net periodic benefit cost	$74	$97	$(2)	$(1)	$220	$292	$(4)	$(3)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Federal
Current	$717	$556	$1,631	$1,355
Deferred	(232)	(114)	(279)	(81)
Federal income tax	485	442	1,352	1,274
State
Current	108	103	235	283
Deferred	(27)	(11)	25	(16)
State income tax	81	92	260	267
Total income tax provision	$566	$534	$1,612	$1,541

U.S. Bancorp	59

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Tax at statutory rate	$729	$713	$2,123	$2,095
State income tax, at statutory rates, net of federal tax benefit	53	60	170	174
Tax effect of
Tax credits and benefits, net of related expenses	(183)	(177)	(523)	(523)
Tax-exempt income	(49)	(51)	(148)	(154)
Noncontrolling interests	(5)	(5)	(15)	(15)
Other items (a)	21	(6)	5	(36)
Applicable income taxes	$566	$534	$1,612	$1,541

(a)	Includes the resolution of certain tax matters with taxing authorities in the first quarter of 2015.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2016, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $1.2 billion at September 30, 2016, and $1.5 billion at December 31, 2015.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three and nine months ended September 30, 2016, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2016, the Company had $96 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $67 million (net-of-tax) of realized and unrealized losses at December 31, 2015. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2016 and the next 12 months are losses of $12 million (net-of-tax) and $34 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three and nine months ended September 30, 2016, and the change in fair value attributed to hedge ineffectiveness was not material.

60	U.S. Bancorp

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its investment in foreign businesses driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three and nine months ended September 30, 2016. There were no non-derivative debt instruments designated as net investment hedges at September 30, 2016 or December 31, 2015.

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

U.S. Bancorp	61

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2016
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,800	$133	3.89	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	500	–	1.33	6,625	176	4.78
Net investment hedges
Foreign exchange forward contracts	1,222	8	.05	152	–	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	6,723	52	.07	156	1	.12
Sell	1,071	12	.15	8,048	43	.09
Options
Purchased	2,200	–	.06	–	–	–
Written	3,277	67	.10	20	1	.09
Receive fixed/pay floating swaps	6,952	355	9.59	2,475	10	10.22
Pay fixed/receive floating swaps	47	–	7.95	4,333	341	9.22
Foreign exchange forward contracts	372	4	.04	3,426	25	.01
Equity contracts	64	1	.72	35	–	.26
Credit contracts	1,413	1	3.05	3,302	3	3.06
Other (a)	285	2	.01	997	100	2.68
Total	$27,926	$635		$29,569	$700
December 31, 2015
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,050	$73	4.43	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,772	7	9.22	5,009	146	1.13
Net investment hedges
Foreign exchange forward contracts	1,140	4	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	3,812	17	.07	452	1	.06
Sell	3,201	12	.09	2,559	7	.12
Options
Purchased	2,935	–	.06	–	–	–
Written	3,199	29	.10	5	1	.08
Receive fixed/pay floating swaps	3,733	42	9.98	4,748	18	10.18
Pay fixed/receive floating swaps	287	2	9.82	4,158	35	9.97
Foreign exchange forward contracts	3,023	13	.01	2,380	10	.03
Equity contracts	62	–	.47	24	1	.82
Credit contracts	1,192	2	2.58	2,821	3	2.99
Other (a)	36	–	.04	662	64	2.60
Total	$27,442	$201		$22,818	$286

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $285 million and $36 million at September 30, 2016 and December 31, 2015, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $712 million, $98 million and 3.75 years at September 30, 2016, respectively, compared to $626 million, $64 million and 2.75 years at December 31, 2015, respectively.

62	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2016
Interest rate contracts
Receive fixed/pay floating swaps	$56,962	$2,249	5.04	$14,464	$29	3.17
Pay fixed/receive floating swaps	11,835	29	2.81	59,866	2,385	5.01
Options
Purchased	10,127	7	2.11	356	26	.89
Written	449	27	5.47	8,987	3	1.67
Futures
Buy	3,540	1	1.41	4,701	–	.82
Foreign exchange rate contracts
Forwards, spots and swaps	24,249	690	.52	18,252	663	.65
Options
Purchased	1,771	47	1.23	–	–	–
Written	–	–	–	1,771	47	1.23
Total	$108,933	$3,050		$108,397	$3,153
December 31, 2015
Interest rate contracts
Receive fixed/pay floating swaps	$32,647	$1,097	5.69	$14,068	$54	4.71
Pay fixed/receive floating swaps	10,685	43	4.55	35,045	1,160	5.74
Options
Purchased	8,705	10	2.61	146	1	2.23
Written	146	2	2.23	8,482	9	2.57
Futures
Buy	–	–	–	2,859	2	.84
Sell	45	–	.97	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	18,399	851	.59	17,959	830	.58
Options
Purchased	1,485	43	1.19	–	–	–
Written	–	–	–	1,485	43	1.19
Total	$72,112	$2,046		$80,044	$2,099

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$20	$(24)	$(17)	$(30)	$(93)	$(38)	$(64)	$(91)
Net investment hedges
Foreign exchange forward contracts	–	(1)	–	–	(15)	79	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and nine months ended September 30, 2016 and 2015.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense.

U.S. Bancorp	63

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(31)	$52	$63	$44
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	21	(55)	(34)	133
Purchased and written options	Mortgage banking revenue	102	99	315	181
Receive fixed/pay floating swaps	Mortgage banking revenue	(134)	173	268	152
Pay fixed/receive floating swaps	Mortgage banking revenue	113	(4)	111	(3)
Foreign exchange forward contracts	Commercial products revenue	9	17	(46)	103
Equity contracts	Compensation expense	1	(1)	–	(2)
Credit contracts	Other noninterest income	1	–	–	1
Other	Other noninterest income	–	–	(38)	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(397)	540	1,326	640
Pay fixed/receive floating swaps	Other noninterest income	417	(534)	(1,289)	(615)
Purchased and written options	Other noninterest income	(4)	1	(3)	2
Futures	Other noninterest income	(4)	2	3	3
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	21	19	61	56
Purchased and written options	Commercial products revenue	1	–	3	1

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $31 million and $(50) million for the three months ended September 30, 2016 and 2015, respectively, and $(61) million and $(43) million for the nine months ended September 30, 2016 and 2015, respectively. The ineffective portion was immaterial for the three and nine months ended September 30, 2016 and 2015.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2016, was $1.6 billion. At September 30, 2016, the Company had $1.5 billion of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $274.8 billion total notional amount of derivative positions at September 30, 2016, $122.6 billion related to those centrally cleared through clearinghouses and $11.7 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral

64	U.S. Bancorp

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

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Total
September 30, 2016
Repurchase agreements
U.S. Treasury and agencies	$39	$–	$–	$39
Residential agency mortgage-backed securities	714	54	25	793
Total repurchase agreements	753	54	25	832
Securities loaned
Corporate debt securities	259	–	–	259
Total securities loaned	259	–	–	259
Gross amount of recognized liabilities	$1,012	$54	$25	$1,091
December 31, 2015
Repurchase agreements
U.S. Treasury and agencies	$122	$–	$–	$122
Residential agency mortgage-backed securities	802	168	–	970
Gross amount of recognized liabilities	$924	$168	$–	$1,092

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

U.S. Bancorp	65

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
September 30, 2016
Derivative assets (d)	$2,341	$(746)	$1,595	$(95)	$(11)	$1,489
Reverse repurchase agreements	170	–	170	(39)	(131)	–
Securities borrowed	895	–	895	(3)	(864)	28
Total	$3,406	$(746)	$2,660	$(137)	$(1,006)	$1,517
December 31, 2015
Derivative assets (d)	$1,879	$(807)	$1,072	$(82)	$–	$990
Reverse repurchase agreements	106	–	106	(102)	(4)	–
Securities borrowed	772	–	772	–	(753)	19
Total	$2,757	$(807)	$1,950	$(184)	$(757)	$1,009

(a)	Includes $152 million and $165 million of cash collateral related payables that were netted against derivative assets at September 30, 2016 and December 31, 2015, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $1.3 billion and $368 million of derivative assets centrally cleared or otherwise not subject to netting arrangements at September 30, 2016 and December 31, 2015, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2016
Derivative liabilities (d)	$1,888	$(1,485)	$403	$(95)	$–	$308
Repurchase agreements	832	–	832	(39)	(793)	–
Securities loaned	259	–	259	(3)	(253)	3
Total	$2,979	$(1,485)	$1,494	$(137)	$(1,046)	$311
December 31, 2015
Derivative liabilities (d)	$1,809	$(1,283)	$526	$(82)	$–	$444
Repurchase agreements	1,092	–	1,092	(102)	(990)	–
Total	$2,901	$(1,283)	$1,618	$(184)	$(990)	$444

(a)	Includes $891 million and $641 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2016 and December 31, 2015, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $2.0 billion and $576 million of derivative liabilities centrally cleared or otherwise not subject to netting arrangements at September 30, 2016 and December 31, 2015, respectively.

Note 14	Fair Values of Assets and Liabilities

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

66	U.S. Bancorp

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the nine months ended September 30, 2016 and 2015, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2016 and 2015, there were no significant changes to the valuation techniques used by the Company to measure fair value.

U.S. Bancorp	67

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $27 million and a $61 million net gain for the three months ended September 30, 2016 and 2015, respectively, and a $154 million and a $27 million net gain for the nine months ended September 30, 2016 and 2015, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

68	U.S. Bancorp

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

U.S. Bancorp	69

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

70	U.S. Bancorp

The following table shows the significant valuation assumption ranges for Level 3 available-for-sale investment securities at September 30, 2016:

	Minimum	Maximum	Average
Residential Prime Non-Agency Mortgage-Backed Securities (a)
Estimated lifetime prepayment rates	6%	19%	14%
Lifetime probability of default rates	–	6	4
Lifetime loss severity rates	15	65	35
Discount margin	2	6	4
Residential Non-Prime Non-Agency Mortgage-Backed Securities (b)
Estimated lifetime prepayment rates	3%	15%	8%
Lifetime probability of default rates	4	12	7
Lifetime loss severity rates	15	75	51
Discount margin	2	10	4
Other Asset-Backed Securities
Estimated lifetime prepayment rates	6%	6%	6%
Lifetime probability of default rates	5	5	5
Lifetime loss severity rates	40	40	40
Discount margin	6	6	6

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.

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

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2016:

	Minimum	Maximum	Average
Expected prepayment	12%	20%	15%
Discount rate	9	13	10

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2016:

	Minimum	Maximum	Average
Expected loan close rate	17%	99%	77%
Inherent MSR value (basis points per loan)	46	192	112

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

U.S. Bancorp	71

adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2016, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 98 percent and 4 percent, respectively.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2016
Available-for-sale securities
U.S. Treasury and agencies	$13,820	$810	$–	$–	$14,630
Mortgage-backed securities
Residential
Agency	–	45,433	–	–	45,433
Non-agency
Prime (a)	–	–	259	–	259
Non-prime (b)	–	–	206	–	206
Commercial
Agency	–	16	–	–	16
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	13	–	–	13
Other	–	522	2	–	524
Obligations of state and political subdivisions	–	5,376	–	–	5,376
Corporate debt securities	52	518	9	–	579
Perpetual preferred securities	27	26	–	–	53
Other investments	36	30	–	–	66
Total available-for-sale	13,935	52,744	476	–	67,155
Mortgage loans held for sale	–	5,572	–	–	5,572
Mortgage servicing rights	–	–	2,131	–	2,131
Derivative assets	1	2,578	1,106	(746)	2,939
Other assets	176	1,490	–	–	1,666
Total	$14,112	$62,384	$3,713	$(746)	$79,463
Derivative liabilities	$–	$3,678	$175	$(1,485)	$2,368
Short-term borrowings (c)	210	898	–	–	1,108
Total	$210	$4,576	$175	$(1,485)	$3,476
December 31, 2015
Available-for-sale securities
U.S. Treasury and agencies	$3,708	$888	$–	$–	$4,596
Mortgage-backed securities
Residential
Agency	–	50,076	–	–	50,076
Non-agency
Prime (a)	–	–	318	–	318
Non-prime (b)	–	–	240	–	240
Commercial
Agency	–	52	–	–	52
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	19	–	–	19
Other	–	539	2	–	541
Obligations of state and political subdivisions	–	5,316	–	–	5,316
Corporate debt securities	102	499	9	–	610
Perpetual preferred securities	48	113	–	–	161
Other investments	40	28	–	–	68
Total available-for-sale	3,898	57,530	569	–	61,997
Mortgage loans held for sale	–	3,110	–	–	3,110
Mortgage servicing rights	–	–	2,512	–	2,512
Derivative assets	–	1,632	615	(807)	1,440
Other assets	202	589	–	–	791
Total	$4,100	$62,861	$3,696	$(807)	$69,850
Derivative liabilities	$2	$2,266	$117	$(1,283)	$1,102
Short-term borrowings (c)	122	645	–	–	767
Total	$124	$2,911	$117	$(1,283)	$1,869

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

72	U.S. Bancorp

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
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$280	$–		$–		$–	$–	$(21)	$–		$–	$259	$–
Non-prime (b)	216	–		(1)		–	–	(9)	–		–	206	(1)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	507	–	(c)	(1	) (f)	–	–	(30)	–		–	476	(1)
Mortgage servicing rights	2,056	(85	) (d)	–		18	–	–	142	(g)	–	2,131	(85	) (d)
Net derivative assets and liabilities	1,080	84	(e)	–		–	(2)	–	–		(231)	931	16	(h)
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$363	$–		$–		$–	$–	$(25)	$–		$–	$338	$–
Non-prime (b)	262	(1)		1		–	–	(11)	–		–	251	1
Asset-backed securities
Other	58	2		(1)		–	–	(3)	–		–	56	(1)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	692	1	(i)	–	(f)	–	–	(39)	–		–	654	–
Mortgage servicing rights	2,481	(273	) (d)	–		7	–	–	182	(g)	–	2,397	(273	) (d)
Net derivative assets and liabilities	478	426	(j)	–		–	(2)	–	–		(219)	683	231	(k)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(1) million included in securities gain (losses) and $1 million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $(73) million included in other noninterest income and $157 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $(81) million included in other noninterest income and $97 million included in mortgage banking revenue.
(i)	Included in interest income.
(j)	Approximately $274 million included in other noninterest income and $152 million included in mortgage banking revenue.
(k)	Approximately $159 million included in other noninterest income and $72 million included in mortgage banking revenue.

U.S. Bancorp	73

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
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$318	$(1)		$–		$–	$–	$(58)	$–		$–	$259	$–
Non-prime (b)	240	(1)		(4)		–	–	(29)	–		–	206	(4)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	569	(2	) (c)	(4	) (f)	–	–	(87)	–		–	476	(4)
Mortgage servicing rights	2,512	(785	) (d)	–		32	–	–	372	(g)	–	2,131	(785	) (d)
Net derivative assets and liabilities	498	1,047	(e)	–		1	(5)	–	–		(610)	931	494	(h)
2015
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$405	$–		$(2)		$–	$–	$(65)	$–		$–	$338	$(2)
Non-prime (b)	280	(1)		1		–	–	(29)	–		–	251	1
Asset-backed securities
Other	62	4		(1)		–	–	(9)	–		–	56	(1)
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	756	3	(i)	(2	) (f)	–	–	(103)	–		–	654	(2)
Mortgage servicing rights	2,338	(454	) (d)	–		22	–	–	491	(g)	–	2,397	(454	) (d)
Net derivative assets and liabilities	574	725	(j)	–		–	(7)	–	–		(609)	683	203	(k)
(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Approximately $(3) million included in securities gain (losses) and $1 million included in interest income.
(d)	Included in mortgage banking revenue.
(e)	Approximately $560 million included in other noninterest income and $487 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $397 million included in other noninterest income and $97 million included in mortgage banking revenue.
(i)	Included in interest income.
(j)	Approximately $360 million included in other noninterest income and $365 million included in mortgage banking revenue.
(k)	Approximately $131 million included in other noninterest income and $72 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2016				December 31, 2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$128	$128	$–	$–	$87	$87
Other assets (b)	–	–	54	54	–	–	66	66

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

74	U.S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2016	2015	2016	2015
Loans (a)	$45	$99	$156	$139
Other assets (b)	6	10	25	29

(a)	Represents write-downs of student loans held for sale based on non-binding quoted prices received for the portfolio, that were subsequently transferred to loans, and write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2016			December 31, 2015
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$5,572	$5,368	$204	$3,110	$3,032	$78
Nonaccrual loans	3	4	(1)	5	7	(2)
Loans 90 days or more past due	1	1	–	–	–	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of September 30, 2016 and December 31, 2015, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2016					December 31, 2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$23,664	$23,664	$–	$–	$23,664	$11,147	$11,147	$–	$–	$11,147
Federal funds sold and securities purchased under resale agreements	209	–	209	–	209	169	–	169	–	169
Investment securities held-to-maturity	42,873	4,256	39,076	74	43,406	43,590	2,275	41,138	80	43,493
Loans held for sale (a)	3	–	–	3	3	74	–	–	74	74
Loans	267,492	–	–	273,136	273,136	256,986	–	–	259,823	259,823
Other financial instruments	2,332	–	920	1,420	2,340	2,311	–	921	1,398	2,319
Financial Liabilities
Deposits	334,595	–	334,522	–	334,522	300,400	–	300,225	–	300,225
Short-term borrowings (b)	14,587	–	14,444	–	14,444	27,110	–	26,782	–	26,782
Long-term debt	37,978	–	38,847	–	38,847	32,078	–	32,412	–	32,412
Other liabilities	1,634	–	–	1,634	1,634	1,353	–	–	1,353	1,353

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $617 million and $515 million at September 30, 2016 and December 31, 2015, respectively. The carrying value of other guarantees was $162 million and $184 million at September 30, 2016 and December 31, 2015, respectively.

U.S. Bancorp	75

Note 15	Guarantees and Contingent Liabilities

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

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation, the largest of the remaining Visa Litigation matters. The United States District Court for the Eastern District of New York approved the settlement, but that approval was appealed by certain class members. On June 30, 2016, the United States Court of Appeals for the Second Circuit reversed the approval of the settlement and remanded the case to the district court for further proceedings. At September 30, 2016, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three and nine months ended September 30, 2016, the Company sold 0.2 million and 0.7 million, respectively, of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa Litigation, the remaining 5.7 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2016:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$63	$12,326
Third party borrowing arrangements	–	–	13
Securities lending indemnifications	3,442	–	3,382
Asset sales	–	105	5,799	(a)
Merchant processing	552	57	96,919
Tender option bond program guarantee	1,051	–	1,028
Minimum revenue guarantees	–	–	9
Other	–	–	867

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

76	U.S. Bancorp

fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2016, the value of airline tickets purchased to be delivered at a future date was $6.7 billion. The Company held collateral of $427 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2016, the Company had reserved $21 million for potential losses from representation and warranty obligations, compared with $30 million at December 31, 2015. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of September 30, 2016 and December 31, 2015, the Company had $7 million and $12 million, respectively, of unresolved representation and warranty claims from the GSEs. The Company does not have a significant amount of unresolved claims from investors other than the GSEs.

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

Regulatory Matters The Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases. The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering compliance program adequacy and effectiveness and sanctions compliance requirements as administered by the Office of Foreign Assets Control. The Company is cooperating with an investigation currently being conducted by the U.S. Attorney’s Office in Manhattan regarding its banking relationship with Scott Tucker, who has been indicted over the operation of an allegedly illegal payday lending business. Tucker, who is challenging his indictment, and his businesses maintained

U.S. Bancorp	77

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

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2016 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

78	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30,
	2016			2015
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$108,109	$539	2.00%	$103,943	$531	2.04%	4.0%
Loans held for sale	4,691	43	3.68	6,835	60	3.54	(31.4)
Loans (b)
Commercial	92,369	654	2.82	84,704	574	2.69	9.0
Commercial real estate	43,374	429	3.94	42,316	407	3.82	2.5
Residential mortgages	56,284	522	3.70	51,831	493	3.80	8.6
Credit card	20,628	569	10.98	17,944	498	11.02	15.0
Other retail	52,851	535	4.02	48,849	504	4.09	8.2
Total loans, excluding covered loans	265,506	2,709	4.06	245,644	2,476	4.01	8.1
Covered loans	4,131	49	4.76	4,892	68	5.54	(15.6)
Total loans	269,637	2,758	4.07	250,536	2,544	4.04	7.6
Other earning assets	11,346	31	1.09	7,951	36	1.76	42.7
Total earning assets	393,783	3,371	3.41	369,265	3,171	3.42	6.6
Allowance for loan losses	(3,818)			(4,031)			5.3
Unrealized gain (loss) on investment securities	933			607			53.7
Other assets	46,965			44,598			5.3
Total assets	$437,863			$410,439			6.7
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$82,021			$80,940			1.3%
Interest-bearing deposits
Interest checking	63,456	12	.08	56,888	8	.05	11.5
Money market savings	99,921	92	.36	80,338	50	.25	24.4
Savings accounts	40,695	9	.09	37,480	9	.10	8.6
Time deposits	32,455	48	.59	34,046	46	.54	(4.7)
Total interest-bearing deposits	236,527	161	.27	208,752	113	.21	13.3
Short-term borrowings	15,929	71	1.78	27,525	67	.97	(42.1)
Long-term debt	37,875	196	2.06	33,202	170	2.04	14.1
Total interest-bearing liabilities	290,331	428	.59	269,479	350	.52	7.7
Other liabilities	17,081			14,463			18.1
Shareholders’ equity
Preferred equity	5,501			4,756			15.7
Common equity	42,290			40,111			5.4
Total U.S. Bancorp shareholders’ equity	47,791			44,867			6.5
Noncontrolling interests	639			690			(7.4)
Total equity	48,430			45,557			6.3
Total liabilities and equity	$437,863			$410,439			6.7
Net interest income		$2,943			$2,821
Gross interest margin			2.82%			2.90%
Gross interest margin without taxable-equivalent increments			2.77%			2.84%
Percent of Earning Assets
Interest income			3.41%			3.42%
Interest expense			.43			.38
Net interest margin			2.98%			3.04%
Net interest margin without taxable-equivalent increments			2.93%			2.98%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	79

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30,
		2016			2015
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$107,095	$1,634	2.03%	$102,361	$1,592	2.07%	4.6%
Loans held for sale	3,888	110	3.78	6,370	166	3.48	(39.0)
Loans (b)
Commercial	91,451	1,920	2.80	83,167	1,696	2.73	10.0
Commercial real estate	42,922	1,269	3.95	42,476	1,233	3.88	1.1
Residential mortgages	55,334	1,548	3.73	51,458	1,465	3.80	7.5
Credit card	20,339	1,656	10.88	17,794	1,444	10.85	14.3
Other retail	51,809	1,573	4.06	48,411	1,495	4.13	7.0
Total loans, excluding covered loans	261,855	7,966	4.06	243,306	7,333	4.03	7.6
Covered loans	4,324	152	4.67	5,052	216	5.69	(14.4)
Total loans	266,179	8,118	4.07	248,358	7,549	4.06	7.2
Other earning assets	8,654	89	1.37	8,454	103	1.62	2.4
Total earning assets	385,816	9,951	3.44	365,543	9,410	3.44	5.5
Allowance for loan losses	(3,848)			(4,057)			5.2
Unrealized gain (loss) on investment securities	784			767			2.2
Other assets	46,669			44,504			4.9
Total assets	$429,421			$406,757			5.6
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,928			$77,623			3.0%
Interest-bearing deposits
Interest checking	60,746	29	.07	55,592	23	.05	9.3
Money market savings	93,121	247	.35	78,065	139	.24	19.3
Savings accounts	40,070	26	.09	36,866	32	.12	8.7
Time deposits	33,447	150	.60	36,527	150	.55	(8.4)
Total interest-bearing deposits	227,384	452	.27	207,050	344	.22	9.8
Short-term borrowings	21,457	205	1.28	28,252	192	.91	(24.1)
Long-term debt	36,392	567	2.08	34,015	531	2.09	7.0
Total interest-bearing liabilities	285,233	1,224	.57	269,317	1,067	.53	5.9
Other liabilities	16,369			14,639			11.8
Shareholders’ equity
Preferred equity	5,501			4,756			15.7
Common equity	41,739			39,733			5.0
Total U.S. Bancorp shareholders’ equity	47,240			44,489			6.2
Noncontrolling interests	651			689			(5.5)
Total equity	47,891			45,178			6.0
Total liabilities and equity	$429,421			$406,757			5.6
Net interest income		$8,727			$8,343
Gross interest margin			2.87%			2.91%
Gross interest margin without taxable-equivalent increments			2.82%			2.85%
Percent of Earning Assets
Interest income			3.44%			3.44%
Interest expense			.42			.39
Net interest margin			3.02%			3.05%
Net interest margin without taxable-equivalent increments			2.97%			2.99%

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

80	U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the third quarter of 2016.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	81

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: November 4, 2016		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

82	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Earnings
1.	Net income attributable to U.S. Bancorp		$1,502	$4,410
2.	Applicable income taxes, including expense related to unrecognized tax positions		566	1,612
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,068	$6,022
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$266	$768
	b.	Portion of rents representative of interest and amortization of debt expense	27	82
	c.	Fixed charges excluding interest on deposits (4a + 4b)	293	850
	d.	Interest on deposits	161	452
	e.	Fixed charges including interest on deposits (4c + 4d)	$454	$1,302
5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,361	6,872
7.	Earnings including interest on deposits (3 + 4e + 5)		2,522	7,324
8.	Fixed charges excluding interest on deposits (4c)		293	850
9.	Fixed charges including interest on deposits (4e)		454	1,302
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		8.06	8.08
11.	Including interest on deposits (line 7/line 9)		5.56	5.63

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	83

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Richard K. Davis, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ RICHARD K. DAVIS
Richard K. Davis Chief Executive Officer

Dated: November 4, 2016

84	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: November 4, 2016

U.S. Bancorp	85

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ RICHARD K. DAVIS	/S/ TERRANCE R. DOLAN
Richard K. Davis Chief Executive Officer Dated: November 4, 2016	Terrance R. Dolan Chief Financial Officer

86	U.S. Bancorp

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