Form 10-K
period 2016-12-31
US BANCORP \DE\
filed 2017-02-23
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $69.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Stock, $.01 par value per share	1,694,070,891

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2016 (2016 Annual Report)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017 (Proxy Statement)	Part III

PART I

Item 1.	Business

Forward-Looking Statements

THE FOLLOWING INFORMATION APPEARS IN ACCORDANCE WITH THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements about U.S. Bancorp (“U.S. Bancorp” or the “Company”). Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 38 – 60 and “Risk Factors” on pages 148 – 157 of the Company’s 2016 Annual Report. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

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

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $343 billion in deposits at December 31, 2016, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its markets, and fund administration services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,106 banking offices principally operating in the Midwest and West regions of the United States, through on-line services and over mobile devices. The Company operates a network of 4,842 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico and segments of Europe directly or through joint ventures with other financial institutions. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2016, U.S. Bancorp employed 71,191 people.

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

General As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the “BHC Act”) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). U.S. Bank National Association and its subsidiaries, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.

Supervision and regulation by the responsible regulatory agency generally include comprehensive annual reviews of all major aspects of a bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. U.S. Bank National Association, the Company and the Company’s non-bank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which examine for adherence to a range of legal and regulatory compliance responsibilities. If they deem the Company to be operating in a manner that is inconsistent with safe and sound banking practices, the applicable regulatory agencies can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

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

Bank Holding Company Activities The Company elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (the “GLBA”). Under the GLBA, qualifying bank holding companies may engage in, and affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. Under the GLBA’s system of functional regulation, the Federal Reserve acts as an umbrella regulator for the Company, and certain of the Company’s subsidiaries are regulated directly by additional agencies based on the particular activities of those subsidiaries.

If a financial holding company or a depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and managerial requirements on the financial holding company, and may place limitations on its ability to conduct all of the business activities that financial holding companies are generally permitted to conduct. See “Permissible Business Activities” below. If the failure to meet these standards persists, a financial holding company may be required to divest its depository institution subsidiaries, or cease all activities other than those activities that may be conducted by bank holding companies that are not financial holding companies. In addition, the Federal Reserve requires bank holding companies to meet certain applicable capital and management standards. Failure by the Company to meet these standards could limit the Company from engaging in any new activity or acquiring other companies without the prior approval of the Federal Reserve.

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

U.S. Bank National Association received a “Satisfactory” CRA rating in its most recent examination, covering the period from January 1, 2009 through December 31, 2011. The OCC has scheduled a CRA examination in 2017.

Source of Strength The Dodd-Frank Act codified existing Federal Reserve policy requiring the Company to act as a source of financial strength to U.S. Bank National Association, and to commit resources to support this subsidiary in circumstances where it might not otherwise do so. However, because the GLBA provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the Federal Reserve from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that is at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

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

The Company generally is not required to obtain Federal Reserve approval to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. However, the Dodd-Frank Act added a provision requiring approval if the total consolidated assets to be acquired exceed $10 billion. Financial holding companies are also required to obtain the approval of the Federal Reserve before they may acquire more than five percent of the voting shares or substantially all of the assets of an unaffiliated bank holding company, bank or savings association.

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

Capital Requirements The Company is subject to regulatory capital requirements established by the Federal Reserve, and U.S. Bank National Association is subject to substantially similar rules established by the OCC. These requirements have changed significantly as a result of standards established by the Basel Committee on Banking Supervision (the “Basel Committee”), an international organization that has the goal of creating standards for banking regulation, and the implementation of these standards and of relevant provisions of the Dodd-Frank Act by banking regulators in the United States. Minimum regulatory capital levels will significantly increase as these requirements are implemented and phased in.

Prior to 2014, regulatory capital requirements effective for the Company followed the 1988 capital accord of the Basel Committee known as Basel I. In implementing Basel I, federal banking regulators adopted risk-based capital and leverage rules that require the capital-to-assets ratios of financial institutions to meet certain minimum standards. The risk-based capital ratio is calculated by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), and is used to determine the amount of a financial institution’s total risk-weighted assets (“RWAs”). Under the rules, capital is divided into multiple tiers: common equity tier 1 capital, additional tier 1 capital and tier 2 capital. The amount of tier 2 capital may not exceed the amount of tier 1 capital. Total capital is the sum of tier 1 capital and tier 2 capital. The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as tier 1 capital divided by adjusted average total on-balance sheet assets.

The Federal Reserve and the OCC approved a final rule in 2007 adopting international guidelines established by the Basel Committee known as Basel II. The Basel II framework consists of three pillars: (a) capital adequacy; (b) supervisory review (including the computation of capital and internal assessment processes); and (c) market discipline (including increased disclosure requirements). In December 2010, the Basel Committee issued a new set of international standards for determining regulatory capital known as Basel III. Federal banking regulators published the United States Basel III final rule in July 2013 to implement many aspects of these international standards as well as certain provisions of the Dodd-Frank Act. The United States Basel III final rule focuses regulatory capital on common equity tier 1 capital, introduces new regulatory adjustments and deductions from capital, narrows the eligibility criteria for regulatory capital instruments and makes other changes to the Basel I and Basel II frameworks. Specifically, Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the Basel III methodology that is most restrictive. In December 2013, the Federal Reserve approved a final rule to revise the market risk capital rule, which addresses the market risk of significant trading activities, so that it conforms to the Basel III capital framework. The revised market risk capital rule was effective April 1, 2014.

Beginning January 1, 2014, the regulatory capital requirements for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Under the United States Basel III final rule, the Company is subject to a minimum common equity tier 1 capital ratio (common equity tier 1 capital to RWA) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent on a fully phased-in basis. In addition, the final rule provides that certain new items be deducted from common equity tier 1 capital and certain Basel I deductions be modified. The Company is also subject to a 2.5 percent common equity tier 1 capital conservation buffer and, if deployed, up to a 2.5 percent common equity tier 1 countercyclical buffer on a fully phased-in basis by 2019. United States banking organizations are subject to a minimum leverage ratio of 4.0 percent. The final rule also subjects banking organizations calculating their capital requirements using advanced approaches, including the Company, to a minimum Basel III supplementary leverage ratio of 3.0 percent that takes into account both on-balance sheet and certain off-balance sheet exposures.

The United States banking regulators also published final regulations in June 2011 implementing Section 171 of the Dodd-Frank Act, commonly known as the Collins Amendment, which requires that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Prior to 2015, this minimum “capital floor” was based on Basel I. On January 1, 2015, the United States Basel III final rule replaced the Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer.

In September 2014, United States banking regulators approved a final rule that enhanced the regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. The Company began calculating and reporting its SLR beginning in the first quarter of 2015; however, it is not subject to the minimum SLR requirement until January 1, 2018. At December 31, 2016, the Company exceeds the applicable minimum SLR requirement.

For additional information regarding the Company’s regulatory capital, see “Capital Management” in the Company’s 2016 Annual Report.

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

The Federal Reserve has issued a final rule specifying how large bank holding companies, including the Company, should incorporate the United States Basel III capital standards into their capital plans. Among other things, the final rule requires large bank holding companies to project both their common equity tier 1 capital ratio using the methodology under existing capital guidelines and their common equity tier 1 capital ratio under the United States Basel III capital standards, as such standards phase in over the nine-quarter planning horizon.

The Company will submit its 2017 capital plan to the Federal Reserve by April 5, 2017, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than June 30, 2017.

Stress Testing The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require large bank holding companies such as the Company to conduct company-run stress tests and subject them to supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across large United States bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank supervisory stress tests employing its adverse and severely adverse stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank Act supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are required to publish the results of the annual supervisory and annual company-run stress tests, respectively, no later than June 30 of each year. In addition, all large bank holding companies are required to submit a mid-cycle company-run stress test employing stress scenarios developed by the Company. The results of this stress test must be submitted to the Federal Reserve for review in early October of each year. The Company is required to publish its results of this stress test no later than the end of November of each year. The Federal Reserve currently publishes summaries of supervisory stress test results for each large bank holding company under both the adverse and severely adverse stress scenarios developed by the Federal Reserve.

National banks with assets in excess of $50 billion are required to submit annual company-run stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association will submit its stress test in accordance with regulatory requirements by April 5, 2017. The Company is required to publish the results of this stress test no later than June 30, 2017.

Basel III Liquidity Requirements The Basel Committee proposed in 2009 two minimum standards for limiting liquidity risk: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon.

In October 2014, the federal banking regulators finalized a rule to implement the LCR in the United States. The rule applies the LCR standards to bank holding companies and their domestic bank subsidiaries calculating their capital requirements using advanced approaches, including the Company and U.S. Bank National Association. The LCR standards in the rule differ in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, a different methodology for calculating the LCR and a shorter phase-in schedule that ended on December 31, 2016. In June 2016, the federal banking regulators proposed a rule to implement a NSFR requirement in the United States that would apply to the Company and U.S. Bank National Association, consistent with the Basel Committee NSFR standard finalized in October 2014. The Basel Committee contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.

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

Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. The United States Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the United States Basel III rule became effective on January 1, 2015. The regulations apply only to banks and not to bank holding companies such as the Company; however, subject to limitations that may be imposed pursuant to the GLBA, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

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

In March 2016, in order to bring the reserve ratio of the deposit insurance fund to 1.35 percent, the FDIC finalized a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharges were first imposed in the third quarter of 2016, the calendar quarter after the reserve ratio of the deposit insurance fund first reached or exceeded 1.15 percent. The surcharge imposed on each insured depository institution equals an annual rate of 4.5 basis points applied to the institution’s assessment base (with certain adjustments). The FDIC expects that these surcharges should be sufficient to raise the reserve ratio to 1.35 percent in approximately eight quarters (i.e., before the end of 2018). If, contrary to the FDIC’s expectations, the reserve ratio does not reach 1.35 percent by December 31, 2018, the FDIC plans to impose a shortfall assessment on insured depository institutions with total consolidated assets of $10 billion or more on March 31, 2019.

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

Depositor Preference Under federal law, in the event of the liquidation or other resolution of an insured depository institution, the claims of a receiver of the institution for administrative expense and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including holders of publicly issued senior or subordinated debt and depositors in non-domestic offices. As a result, those debtholders and depositors would be treated differently from, and could receive, if anything, substantially less than, the depositors in domestic offices of the depository institution.

Orderly Liquidation Authority The Dodd-Frank Act created a new framework for the orderly liquidation of a covered financial company by the FDIC as receiver. A covered financial company is a financial company (including a bank holding company, but not an insured depository institution), in situations where the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President) that the conditions set forth in the Dodd-Frank Act regarding the potential impact on financial stability of the financial company’s failure have been met. The rule sets forth a comprehensive method for the receivership of a covered financial company. The Company is a financial company and, therefore, is potentially subject to the orderly liquidation authority of the FDIC.

Resolution Plans The Federal Reserve and the FDIC have adopted a rule to implement the requirements of the Dodd-Frank Act regarding annual resolution plans for bank holding companies with assets of $50 billion or more (so-called “Living Wills”). The rule requires each covered company to produce a contingency resolution plan for the rapid and orderly resolution of the company in the event of material financial distress or failure. Resolution plans must include information regarding the manner and extent to which any insured depository institution affiliated with the company is adequately protected from risks arising from the activities of any non-bank subsidiaries of the company; full descriptions of ownership structure, assets, liabilities and contractual obligations of the company; identification of the cross-guarantees tied to different securities; identification of major counterparties; a process for determining to whom the collateral of the company is pledged; and any other information that the Federal Reserve and the FDIC jointly require by rule or order. Plans must analyze baseline, adverse, and severely adverse economic condition impacts. Plans must demonstrate, in the event of material financial distress or failure of the covered company, a reorganization or liquidation of the covered company under the federal bankruptcy code that could be accomplished within a reasonable period of time and in a manner that substantially mitigates the risk that the failure of the covered company would have serious adverse effects on financial stability in the United States. Covered companies and their subsidiaries are subject to more stringent capital, leverage and liquidity requirements or restrictions on growth, activities or operations if they fail to file an acceptable plan (i.e., the plan is determined to not be credible and deficiencies are not cured in a timely manner). Plans must typically be updated annually.

The FDIC has also adopted regulations under its own authority requiring an insured depository institution with $50 billion or more in total assets to submit periodically to the FDIC a contingency plan for the resolution of such institution in the event of its failure. The rule requires a covered depository institution to submit a resolution plan that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to be realized by the institution’s creditors.

The Company filed its resolution plans pursuant to each rule in December 2015, and will periodically revise its plans as required.

Recovery Plans In September 2016, the OCC finalized a rule that establishes enforceable guidelines for recovery planning by insured national banks, insured federal savings associations, and insured federal branches of foreign banks with average total consolidated assets of $50 billion or more, which includes U.S. Bank National Association. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should (a) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (b) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (c) address escalation procedures, management reports, and communication procedures.

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

Transactions with Affiliates There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with U.S. Bank National Association. Under the Federal Reserve Act and Regulation W, U.S. Bank National Association (and its subsidiaries) is subject to quantitative and qualitative limits on extensions of credit, purchases of assets, and certain other transactions involving its non-bank affiliates. Additionally, transactions between U.S. Bank National Association and its non-bank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.

Anti-Money Laundering and Sanctions The Company is subject to several federal laws that are designed to combat money laundering and terrorist financing, and to restrict transactions with persons, companies, or foreign governments sanctioned by United States authorities. This category of laws includes the Bank Secrecy Act, the Money Laundering Control Act, the USA PATRIOT Act (“AML laws”), and implementing regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control (“sanctions laws”).

In October 2015, U.S. Bank National Association entered into a Consent Order with the OCC regarding its Bank Secrecy Act (“BSA”) /Anti-Money Laundering (“AML”) compliance program. U.S. Bank National Association has implemented a number of BSA/AML compliance program enhancements and is taking significant steps to remediate the issues identified in the Consent Order.

As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions and broker-dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/AML and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing.

Non-compliance with sanctions laws and/or AML laws or failure to maintain an adequate BSA/AML compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions against banks, broker-dealers and non-bank financial institutions with respect to sanctions laws and AML laws and some have resulted in substantial penalties, including criminal pleas.

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

The OCC regularly assesses U.S. Bank National Association on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. The assessment also is considered when the Federal Reserve or OCC reviews applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits, or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.

U.S. Bank National Association received a “Satisfactory” CRA rating in its most recent examination, covering the period from January 1, 2009 through December 31, 2011.

Regulation of Brokerage, Investment Advisory and Insurance Activities The Company conducts securities underwriting, dealing and brokerage activities in the United States through U.S. Bancorp Investments, Inc. (“USBII”) and other subsidiaries. These activities are subject to regulations of the SEC, the Financial Industry Regulatory Authority and other authorities, including state regulators. These regulations generally cover licensing of securities personnel, interactions with customers, trading operations and periodic examinations.

Securities regulators impose capital requirements on USBII and monitor its financial operations with periodic financial reviews. In addition, USBII is a member of the Securities Investor Protection Corporation, which oversees the liquidation of member broker-dealers that close when the broker-dealer is bankrupt or in financial trouble and imposes reporting requirements and assessments on USBII.

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

Regulation of Derivatives and the Swaps Marketplace Under the Dodd-Frank Act, the CFTC has issued and will continue to issue additional rules regarding the regulation of the swaps marketplace and over-the-counter derivatives. The rules require swap dealers and major swap participants to register with the CFTC and require them to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, and to be subject to certain capital and margin requirements. U.S. Bank National Association is a registered swap dealer.

In addition, in October 2015, the Federal Reserve, the OCC, the FDIC, the Federal Housing Finance Agency, and the Farm Credit Administration finalized a rule concerning swap margin and capital requirements. The rule incorporates many aspects of the international framework for margin requirements for non-centrally cleared derivatives issued in September 2013 by the Basel Committee and the Board of the International Organization of Securities Commissions. The final rule mandates the exchange of initial and variation margin for non-cleared swaps and non-cleared security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared swap or non-cleared security-based swap. The final rule phases in the variation margin requirements between September 1, 2016, and March 1, 2017. The initial margin requirements will phase in over four years, beginning on September 1, 2016. Additionally, the agencies issued a final rule on August 1, 2016 relating to the rule’s exemption from margin requirements for certain non-cleared swaps and non-cleared security-based swaps used for hedging purposes by commercial end-users and certain other counterparties.

Other swaps’ requirements have been modified by legislation. Section 716 of the Dodd-Frank Act required covered United States banks acting as dealers in commodity swaps, equity swaps and certain credit default swaps to “push out” such activities and conduct them through one or more non-bank affiliates. In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 was signed into law, which contains a provision that narrows the push-out requirements in Section 716 only to “structured finance swaps.”

Future regulations will likely impose additional operational and compliance costs, although the ultimate impact of regulations that have not yet been finalized remains unclear.

The Volcker Rule In December 2013, the SEC, the CFTC, the Federal Reserve, the OCC and the FDIC jointly issued a final rule to implement the so-called “Volcker Rule” under the Dodd-Frank Act. The Volcker Rule prohibits banking entities from engaging in proprietary trading, and prohibits certain interests in, or relationships with, hedge funds or private equity funds. The final rule also requires annual attestation by a banking entity’s Chief Executive Officer that the banking entity has in place processes to establish, maintain, enforce, review, test and modify a Compliance Program established in a manner reasonably designed to achieve compliance with the final rule. The final rule became effective on April 1, 2014, and applies to the Company, U.S. Bank National Association and their affiliates. The Company has a Volcker compliance program in place that covers all of its subsidiaries and affiliates, including U.S. Bank National Association.

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

Incentive-Based Compensation Arrangements In April 2011, the Federal Reserve, the OCC, the FDIC, the SEC, the National Credit Union Administration and the Federal Housing Finance Agency issued a proposed rule under Section 956 of the Dodd-Frank Act that would require the reporting of incentive-based compensation arrangements by a covered financial institution, and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. In June 2016, those agencies issued a joint proposed rule to revise the proposed rule that had been issued in 2011 and that would prohibit incentive-based compensation arrangements that those agencies determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

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

Consumer Protection Regulation Retail banking activities are subject to a variety of statutes and regulations designed to protect consumers, including laws related to fair lending and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. These laws and regulations include the Truth-in-Lending, Truth-in-Savings, Home Mortgage Disclosure, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Real Estate Settlement Procedures, Electronic Funds Transfer, Right to Financial Privacy and Servicemembers Civil Relief Acts. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates.

Consumer Financial Protection Bureau U.S. Bank National Association and its subsidiaries are subject to supervision and regulation by the CFPB with respect to federal consumer laws, including many of the laws and regulations described above. The CFPB has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company, U.S. Bank National Association, and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.

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

Additional Information

Additional information in response to this Item 1 can be found in the Company’s 2016 Annual Report on pages 62 to 66 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the Company’s 2016 Annual Report on pages 148 to 157 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases nine freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2016, the Company’s subsidiaries owned and operated a total of 1,514 facilities and leased an additional 1,987 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report. That information is incorporated into this report by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

Capital Covenants

The Company has entered into several transactions involving the issuance of capital securities (“Capital Securities”) by certain Delaware statutory trusts formed by the Company (the “Trusts”), the issuance by the Company of preferred stock (“Preferred Stock”) or the issuance by an indirect subsidiary of U.S. Bank National Association of preferred stock exchangeable for the Company’s Preferred Stock under certain circumstances (“Exchangeable Preferred Stock”). Simultaneously with the closing of certain of those transactions, the Company entered into a replacement capital covenant, as amended from time to time (as amended, each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or U.S. Bank National Association (the “Covered Debt”). Each of the Replacement Capital Covenants provides that neither the Company nor any of its subsidiaries (including any of the Trusts) will repay, redeem or purchase any of the Preferred Stock, Exchangeable Preferred Stock or the Capital Securities and the securities held by the Trust (the “Other

Securities”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, unless the Company has received proceeds from the sale of qualifying securities that (a) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Preferred Stock, the Exchangeable Preferred Stock, the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (b) the Company has obtained the prior approval of the Federal Reserve, if such approval is then required by the Federal Reserve or, in the case of the Exchangeable Preferred Stock, the approval of the OCC.

The Company will provide a copy of any Replacement Capital Covenant to a holder of the relevant Covered Debt. For copies of any of these documents, holders should write to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402, or call (866) 775-9668.

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 23, 2017, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

12/22/06	USB Realty Corp(a) and U.S. Bancorp	USB Realty Corp.’s 5,000 shares of Fixed-to-Floating-Rate Exchangeable Non-Cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock(b)	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

(a)	USB Realty Corp. is an indirect subsidiary of U.S. Bank National Association.
(b)	Under certain circumstances, upon the direction of the OCC, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of U.S. Bancorp’s Series C Non-cumulative Perpetual Preferred Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 29, 2016, the Company announced that its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2016 through June 30, 2017. Except as otherwise indicated in the table below, all shares repurchased during the fourth quarter of 2016 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company or any affiliated purchaser during the fourth quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	7,324,144	(a)	$44.28	7,274,144	$1,623
November 1-30	4,078,648		47.37	4,078,648	1,430
December 1-31	2,694,407		51.06	2,694,407	1,292

Total	14,097,199	(a)	$46.47	14,047,199	$1,292

(a)	Includes 50,000 shares of common stock purchased at an average price per share of $42.69, in open-market transactions by U.S. Bank National Association, the Company’s principal banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

Additional Information

Additional information in response to this Item 5 can be found in the Company’s 2016 Annual Report on page 145 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the Company’s 2016 Annual Report on page 23 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the Company’s 2016 Annual Report on pages 22 to 71 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the Company’s 2016 Annual Report on pages 38 to 60 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the Company’s 2016 Annual Report on pages 72 to 147 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp

Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the Company’s 2016 Annual Report on page 71 under the heading “Controls and Procedures” and on pages 72 and 74 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” That information is incorporated into this report by reference.

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

Executive Officers of the Registrant

Richard K. Davis

Mr. Davis is Chairman and Chief Executive Officer of U.S. Bancorp. Mr. Davis, 58, has served as Chairman of U.S. Bancorp since December 2007 and Chief Executive Officer since December 2006. He also served as President from October 2004 until January 2016. He served as Chief Operating Officer from October 2004 until December 2006. Mr. Davis has held management positions with the Company since joining Star Banc Corporation, one of its predecessors, in 1993 as Executive Vice President.

Jennie P. Carlson

Ms. Carlson is Executive Vice President, Human Resources, of U.S. Bancorp. Ms. Carlson, 56, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

Andrew Cecere

Mr. Cecere is President and Chief Operating Officer of U.S. Bancorp. Mr. Cecere, 56, has served in this position since January 2016. From January 2015 until January 2016, he served as Vice Chairman and Chief Operating Officer. From February 2007 to January 2015, Mr. Cecere served as U.S. Bancorp’s Vice Chairman and Chief Financial Officer. Until that time, he served as Vice Chairman, Wealth Management and Securities Services of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

James L. Chosy

Mr. Chosy is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 53, has served in this position since March 1, 2013. He also served as Corporate Secretary of U.S. Bancorp from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Dolan, 55, has served in this position since August 2016. From July 2010 to July 2016, he served as Vice Chairman, Wealth Management and

Securities Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore is Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp. Mr. Elmore, 60, has served in this position since March 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation.

Leslie V. Godridge

Ms. Godridge is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Ms. Godridge, 61, has served in this position since January 2016. From February 2013 until December 2015, she served as Executive Vice President, National Corporate Specialized Industries and Global Treasury Management, of U.S. Bancorp. From February 2007, when she joined U.S. Bancorp, until January 2013, Ms. Godridge served as Executive Vice President, National Corporate and Institutional Banking, of U.S. Bancorp. Prior to that time, she served as Senior Executive Vice President and a member of the Executive Committee at The Bank of New York, where she was head of BNY Asset Management, Private Banking, Consumer Banking and Regional Commercial Banking from 2004 to 2006.

Gunjan Kedia

Ms. Kedia is Vice Chairman, Wealth Management and Securities Services, of U.S. Bancorp. Ms. Kedia, 45, has served in this position since joining U.S. Bancorp in December 2016. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008.

James B. Kelligrew

Mr. Kelligrew is Vice Chairman, Wholesale Banking, of U.S. Bancorp. Mr. Kelligrew, 51, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009, and with Bank of America Securities from 1993 to 2003.

Shailesh M. Kotwal

Mr. Kotwal is Vice Chairman, Payment Services, of U.S. Bancorp. Mr. Kotwal, 52, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation, a payment services company. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.

P.W. Parker

Mr. Parker is Vice Chairman and Chief Risk Officer of U.S. Bancorp. Mr. Parker, 60, has served in this position since December 2013. From October 2007 until December 2013 he served as Executive Vice President and Chief Credit Officer of U.S. Bancorp. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Katherine B. Quinn

Ms. Quinn is Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp. Ms. Quinn, 52, has served in this position since joining U.S. Bancorp in September 2013 and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), a health insurance provider, having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010. Prior to that time, she served as Chief Marketing and Strategy Officer at The Hartford, an investment and insurance company, from 2003 until 2005.

Mark G. Runkel

Mr. Runkel is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 40, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.

Kent V. Stone

Mr. Stone is Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp. Mr. Stone, 59, has served in this position since March 2013. He served as an Executive Vice President of U.S. Bancorp from 2000 to 2013, most recently with responsibility for Consumer Banking Support Services since 2006, and held other senior leadership positions with U.S. Bancorp since 1991.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 51, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders				40,685,926	(3)
Stock Options	16,921,621	(1)	$30.03
Restricted Stock Units and Performance-Based Restricted Stock Units	7,891,205	(2)	-

Equity compensation plans not approved by security holders(4)	521,344		-	-

Total	25,334,170			40,685,926

(1)	Includes shares underlying stock options under the U.S. Bancorp 2015 Stock Incentive Plan (the “2015 Plan”), the U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) and the U.S. Bancorp 2001 Stock Incentive Plan (the “2001 Plan”). Excludes 137,620 shares, with a weighted-average exercise price of $19.86, underlying outstanding warrants assumed in connection with acquisitions by the Company.

(2)	Includes shares underlying performance-based restricted stock units (awarded to the members of the Company’s managing committee and settled in shares of the Company’s common stock on a one-for-one basis) and restricted stock units (settled in shares of the Company’s common stock on a one-for-one basis) under the 2015 Plan, the 2007 Plan and the 2001 Plan. No exercise price is paid upon vesting, and thus, no exercise price is included in the table.

Includes an aggregate upward adjustment of 39,548 units subsequent to December 31, 2016, made to performance-based restricted stock units granted in 2016, to reflect the difference between (a) the number of units earned based on actual 2016 Company performance compared to absolute and relative targets set forth in each recipient’s award agreement and (b) the target number of units granted to managing committee members in February 2016.

Excludes 413,850 unvested shares of restricted stock awarded under the 2007 Plan. These unvested shares were issued when awarded and consequently are included in the number of common shares outstanding.

(3)	The 40,685,926 shares available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

(4)	These shares of common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. No exercise price is paid when shares are issued pursuant to the deferred compensation plans.

The deferred compensation plans allow non-employee directors and members of senior management to defer all or part of their compensation until the earlier of retirement or termination of employment. The deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Deferred compensation deemed to be invested in U.S. Bancorp stock will be received in the form of shares of U.S. Bancorp common stock at the time of distribution, unless the Company chooses cash payment.

The 521,344 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2016. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2016 and 2015

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2016

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2016

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2016

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2016

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on January 20, 2016.

Exhibit Number	Description

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2)10.6(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.6(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.6(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.6(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.6(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.6(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.6(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.6(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.6(l) to Form 10-K for the year ended December 31, 2013.

Exhibit Number	Description

(1)(2)10.7(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.8(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.8(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.9(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.10(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.10(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.11	Form of Executive Officer Stock Option Agreement with cliff and performance vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.12	Form of Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.13	Form of 2006 Executive Officer Stock Option Agreement with annual vesting under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2006.

(1)(2)10.14	Form of Director Stock Option Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.15(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.15(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

Exhibit Number	Description

(1)(2)10.16	Form of Executive Officer Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.17	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.18	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.19	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.20	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.21	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.22	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2)10.23	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2)10.24	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.25	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(1)(2)10.26	Form of Restricted Stock Unit Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.27	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.28	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.29	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

Exhibit Number	Description

(1)(2)10.31	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2012.

(1)(2)10.32	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2013.

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2014.

(1)(2)10.34	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.35	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.36	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.37	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

(1)(2)10.38	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2)10.39	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.3 to Form 8-K filed on April 23, 2015.

(1)(2)10.40	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(2)10.41	Form of Restricted Stock Unit Agreement used for December 2016 grant to Gunjan Kedia under U.S. Bancorp 2015 Stock Incentive Plan.

(2)10.42	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017).

(2)10.43	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017).

(2)10.44	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2016 Annual Report, pages 21 through 160.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 23, 2017, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ RICHARD K. DAVIS
Richard K. Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ RICHARD K. DAVIS
Richard K. Davis,
Chairman and Chief Executive Officer (principal executive officer)

/s/ TERRANCE R. DOLAN
Terrance R. Dolan,
Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ CRAIG E. GIFFORD
Craig E. Gifford,
Executive Vice President and Controller (principal accounting officer)

DOUGLAS M. BAKER, JR.*
Douglas M. Baker, Jr., Director

WARNER L. BAXTER*
Warner L. Baxter, Director

MARC N. CASPER*
Mark N. Casper, Director

/s/ ANDREW CECERE
Andrew Cecere, Director

ARTHUR D. COLLINS, JR.*
Arthur D. Collins, Jr., Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

Signature and Title

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

KAREN S. LYNCH*
Karen S. Lynch, Director

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

SCOTT W. WINE*
Scott W. Wine, Director

*	Andrew Cecere, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 23, 2017

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact
President and Chief Operating Officer