Form 10-Q
period 2017-03-31
US BANCORP \DE\
filed 2017-05-05
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2017
Common Stock, $0.01 Par Value	1,685,283,199 shares

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

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Corporate Risk Profile” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2017	2016	Percent Change
Condensed Income Statement
Net interest income	$2,945	$2,835	3.9%
Taxable-equivalent adjustment (a)	50	53	(5.7)
Net interest income (taxable-equivalent basis) (b)	2,995	2,888	3.7
Noninterest income	2,300	2,146	7.2
Securities gains (losses), net	29	3	*
Total net revenue	5,324	5,037	5.7
Noninterest expense	2,944	2,749	7.1
Provision for credit losses	345	330	4.5
Income before taxes	2,035	1,958	3.9
Income taxes and taxable-equivalent adjustment	549	557	(1.4)
Net income	1,486	1,401	6.1
Net (income) loss attributable to noncontrolling interests	(13)	(15)	13.3
Net income attributable to U.S. Bancorp	$1,473	$1,386	6.3
Net income applicable to U.S. Bancorp common shareholders	$1,387	$1,329	4.4
Per Common Share
Earnings per share	$.82	$.77	6.5%
Diluted earnings per share	.82	.76	7.9
Dividends declared per share	.280	.255	9.8
Book value per share	25.05	23.82	5.2
Market value per share	51.50	40.59	26.9
Average common shares outstanding	1,694	1,737	(2.5)
Average diluted common shares outstanding	1,701	1,743	(2.4)
Financial Ratios
Return on average assets	1.35%	1.32%
Return on average common equity	13.3	13.0
Net interest margin (taxable-equivalent basis) (a)	3.03	3.06
Efficiency ratio (b)	55.6	54.6
Net charge-offs as a percent of average loans outstanding	.50	.48
Average Balances
Loans	$273,158	$262,281	4.1%
Loans held for sale	3,625	3,167	14.5
Investment securities (c)	110,764	106,031	4.5
Earning assets	399,281	378,208	5.6
Assets	441,311	421,557	4.7
Noninterest-bearing deposits	80,738	78,569	2.8
Deposits	328,433	295,878	11.0
Short-term borrowings	13,201	27,399	(51.8)
Long-term debt	35,274	34,808	1.3
Total U.S. Bancorp shareholders’ equity	47,923	46,738	2.5

	March 31, 2017	December 31, 2016
Period End Balances
Loans	$273,577	$273,207	.1%
Investment securities	110,424	109,275	1.1
Assets	449,522	445,964	.8
Deposits	336,873	334,590	.7
Long-term debt	35,948	33,323	7.9
Total U.S. Bancorp shareholders’ equity	47,798	47,298	1.1
Asset Quality
Nonperforming assets	$1,495	$1,603	(6.7)%
Allowance for credit losses	4,366	4,357	.2
Allowance for credit losses as a percentage of period-end loans	1.60%	1.59%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.5%	9.4%
Tier 1 capital	11.0	11.0
Total risk-based capital	13.3	13.2
Leverage	9.1	9.0
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	11.8	12.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)	9.2	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)	11.5	11.7
Tangible common equity to tangible assets (b)	7.6	7.5
Tangible common equity to risk-weighted assets (b)	9.4	9.2

*	Not meaningful
(a)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 29.
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the first quarter of 2017, or $0.82 per diluted common share, compared with $1.4 billion, or $0.76 per diluted common share, for the first quarter of 2016. Return on average assets and return on average common equity were 1.35 percent and 13.3 percent, respectively, for the first quarter of 2017, compared with 1.32 percent and 13.0 percent, respectively, for the first quarter of 2016.

Total net revenue for the first quarter of 2017 was $287 million (5.7 percent) higher than the first quarter of 2016, reflecting a 3.9 percent increase in net interest income (3.7 percent on a taxable-equivalent basis) and an 8.4 percent increase in noninterest income. The increase in net interest income from the first quarter of 2016 was mainly the result of loan growth. The noninterest income increase was driven by higher payment services revenue, trust and investment management fees and mortgage banking revenue.

Noninterest expense in the first quarter of 2017 was $195 million (7.1 percent) higher than the first quarter of 2016, due to increased compensation expense related to hiring to support business growth and compliance programs as well as merit increases and higher variable compensation expense.

The provision for credit losses for the first quarter of 2017 of $345 million was $15 million (4.5 percent) higher than the first quarter of 2016. Net charge-offs in the first quarter of 2017 were $335 million, compared with $315 million in the first quarter of 2016. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, in the first quarter of 2017 was $3.0 billion, an increase of $107 million (3.7 percent) over the first quarter of 2016. The increase was principally driven by loan growth, partially offset by a lower net interest margin. Average earning assets were $21.1 billion (5.6 percent) higher than the first quarter of 2016, driven by increases of $10.9 billion (4.1 percent) in loans, $4.7 billion (4.5 percent) in investment securities and higher average cash balances. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2017 was 3.03 percent, compared with 3.06 percent in the first quarter of 2016. The decrease in the net interest margin from the first quarter of 2016 reflected the net impact of loan mix, lower yield on securities purchased, higher rates paid on deposits, and a shift in interest-bearing liabilities mix. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average investment securities in the first quarter of 2017 were $4.7 billion (4.5 percent) higher than the first quarter of 2016, primarily due to purchases of U.S. Treasury securities to support liquidity management, partially offset by a reduction in U.S. government agency-backed securities.

Average total loans were $10.9 billion (4.1 percent) higher in the first quarter of 2017 than the first quarter of 2016, due to growth in commercial loans (4.4 percent), residential mortgages (6.8 percent), other retail loans (5.3 percent), commercial real estate loans (1.8 percent) and credit card loans (3.0 percent). The increases were driven by higher demand for loans from new and existing customers. These increases were partially offset by a decline in loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (17.3 percent), a run-off portfolio. Average loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC (“covered” loans) decreased to $3.7 billion in the first quarter of 2017, compared with $4.5 billion in the same period of 2016.

Average total deposits for the first quarter of 2017 were $32.6 billion (11.0 percent) higher than the first quarter of 2016. Average noninterest-bearing deposits increased $2.2 billion (2.8 percent) over the prior year, mainly in Consumer and Small Business Banking and Wealth Management and Securities Services. Average total savings deposits were $33.4 billion (18.2 percent) higher, the result of growth across all business lines. Average time deposits were $3.0 billion (9.0 percent) lower in the first quarter of 2017, compared with the same period of 2016. The decrease was largely related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31,
(Dollars in Millions)	2017	2016	Percent Change
Credit and debit card revenue	$292	$266	9.8%
Corporate payment products revenue	179	170	5.3
Merchant processing services	378	373	1.3
ATM processing services	85	80	6.3
Trust and investment management fees	368	339	8.6
Deposit service charges	177	168	5.4
Treasury management fees	153	142	7.7
Commercial products revenue	207	197	5.1
Mortgage banking revenue	207	187	10.7
Investment products fees	40	40	–
Securities gains (losses), net	29	3	*
Other	214	184	16.3
Total noninterest income	$2,329	$2,149	8.4%

*	Not meaningful.

Provision for Credit Losses The provision for credit losses for the first quarter of 2017 was $345 million, an increase of $15 million (4.5 percent) over the first quarter of 2016. The provision for credit losses was $10 million higher than net-charge-offs in the first quarter of 2017, compared with $15 million higher than net charge-offs in the first quarter of 2016. The increase in the allowance for credit losses in the first quarter of 2017 was primarily driven by loan portfolio growth. Net charge-offs increased $20 million (6.3 percent) in the first quarter of 2017, compared with the same period of the prior year, primarily due to higher credit card loan and other retail loan net charge-offs, partially offset by lower net charge-offs related to commercial loans and residential mortgages. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in the first quarter of 2017 was $2.3 billion, an increase of $180 million (8.4 percent), compared with the first quarter of 2016. The increase from a year ago was driven by increases in payment services revenue, trust and investment management fees, mortgage banking and other revenue. Payment services revenue was higher principally due to an increase in credit and debit card revenue of $26 million (9.8 percent), reflecting higher sales volumes. Merchant processing services revenue increased $5 million (1.3 percent). Adjusted for the approximate $5 million impact of foreign currency rate changes, the increase would have been approximately 2.7 percent. Trust and investment management fees increased $29 million (8.6 percent), primarily due to improved market conditions and account growth, along with lower money market fee waivers. Mortgage banking revenue increased $20 million (10.7 percent) mainly due to the valuation of mortgage servicing rights (“MSRs”), net of hedging activities. Other income increased $30 million (16.3 percent) compared with the first quarter of 2016, primarily due to higher equity investment income in the first quarter of 2017.

Noninterest Expense Noninterest expense in the first quarter of 2017 was $2.9 billion, an increase of $195 million (7.1 percent), compared with the first quarter of 2016. The increase from a year ago was primarily due to higher compensation expense, employee benefits expense, marketing and business development expense and other expense. Compensation expense increased $142 million (11.4 percent), principally due to the impact of hiring to support business growth and compliance programs, merit increases and higher variable compensation. Employee benefits expense increased $14 million (4.7 percent), primarily driven by higher payroll taxes. Marketing and business development expense increased $13 million (16.9 percent) to support new business development. Other expense was $26 million (6.2 percent) higher, primarily reflecting the impact of the FDIC insurance surcharge, which began in the third quarter of 2016.

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2017	2016	Percent Change
Compensation	$1,391	$1,249	11.4%
Employee benefits	314	300	4.7
Net occupancy and equipment	247	248	(.4)
Professional services	96	98	(2.0)
Marketing and business development	90	77	16.9
Technology and communications	235	233	.9
Postage, printing and supplies	81	79	2.5
Other intangibles	44	45	(2.2)
Other	446	420	6.2
Total noninterest expense	$2,944	$2,749	7.1%
Efficiency ratio (a)	55.6%	54.6%

(a)	See Non-GAAP Financial Measures beginning on page 29.

Income Tax Expense The provision for income taxes was $499 million (an effective rate of 25.1 percent) for the first quarter of 2017, compared with $504 million (an effective rate of 26.5 percent) for the first quarter of 2016. The decrease in the effective tax rate for the first quarter of 2017, compared with the first quarter of 2016, reflected the tax benefit associated with stock-based compensation under new accounting guidance, effective in the first quarter of 2017. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $273.6 billion at March 31, 2017, compared with $273.2 billion at December 31, 2016, an increase of $370 million (0.1 percent). The increase was driven primarily by higher commercial loans, residential mortgages and other retail loans, partially offset by lower credit card loans, commercial real estate loans and covered loans.

Commercial loans increased $1.1 billion (1.2 percent) at March 31, 2017, compared with December 31, 2016, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $992 million (1.7 percent), as origination activity exceeded customers paying down balances in the first quarter of 2017. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Other retail loans increased $102 million (0.2 percent) at March 31, 2017, compared with December 31, 2016, primarily driven by higher retail leasing and installment loans, partially offset by decreases in home equity loans, student loans and revolving credit balances.

Credit card loans decreased $1.4 billion (6.3 percent) at March 31, 2017, compared with December 31, 2016, primarily the result of customers seasonally paying down balances.

Commercial real estate loans decreased $266 million (0.6 percent) at March 31, 2017, compared with December 31, 2016, primarily the result of customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.7 billion at March 31, 2017, compared with $4.8 billion at December 31, 2016. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the first quarter of 2017. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $110.4 billion at March 31, 2017, compared with $109.3 billion at December 31, 2016. The $1.1 billion (1.1 percent) increase was primarily due to $1.1 billion of net investment purchases.

U.S. Bancorp	5

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2017 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$4,503	$4,500	.5	.84%	$350	$350	.3	1.00%
Maturing after one year through five years	10,730	10,638	2.8	1.25	705	711	2.4	1.78
Maturing after five years through ten years	4,075	4,014	5.9	1.90	4,521	4,416	6.5	1.82
Maturing after ten years	1	1	10.4	4.15	–	–	–	–
Total	$19,309	$19,153	2.9	1.29%	$5,576	$5,477	5.6	1.76%
Mortgage-Backed Securities (a)
Maturing in one year or less	$144	$149	.7	4.19%	$221	$223	.6	2.93%
Maturing after one year through five years	19,242	19,212	4.2	2.10	25,002	24,828	3.8	2.08
Maturing after five years through ten years	20,931	20,584	5.8	1.94	12,313	12,087	5.7	2.04
Maturing after ten years	2,189	2,195	12.1	1.89	239	240	11.4	1.80
Total	$42,506	$42,140	5.4	2.02%	$37,775	$37,378	4.4	2.07%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$1	.8	1.88%
Maturing after one year through five years	351	356	3.0	4.33	5	6	2.6	1.60
Maturing after five years through ten years	85	87	5.7	2.64	3	4	6.8	1.75
Maturing after ten years	–	–	–	–	–	5	17.1	1.61
Total	$436	$443	3.5	4.00%	$8	$16	4.3	1.67%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$1,275	$1,287	.3	7.11%	$–	$–	.1	8.21%
Maturing after one year through five years	476	501	3.0	6.23	–	–	2.2	8.17
Maturing after five years through ten years	2,246	2,218	8.5	5.41	6	7	8.6	3.28
Maturing after ten years	1,356	1,250	19.0	5.07	–	–	–	–
Total	$5,353	$5,256	8.7	5.80%	$6	$7	8.2	3.55%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$6	$6	.2	2.10%
Maturing after one year through five years	–	–	–	–	22	22	3.3	1.90
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$–	$–	–	–%	$28	$28	2.6	1.94%
Other Investments	$30	$39	–	–%	$–	$–	–	–%
Total investment securities (d)	$67,634	$67,031	4.9	2.12%	$43,393	$42,906	4.6	2.03%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.1 years at December 31, 2016, with a corresponding weighted-average yield of 2.06 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.6 years at December 31, 2016, with a corresponding weighted-average yield of 1.93 percent.
(e)	Weighted-average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Weighted-average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	March 31, 2017		December 31, 2016
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$24,885	22.4%	$22,560	20.5%
Mortgage-backed securities	80,281	72.3	81,698	74.3
Asset-backed securities	444	.4	483	.4
Obligations of state and political subdivisions	5,359	4.8	5,173	4.7
Other debt securities and investments	58	.1	62	.1
Total investment securities	$111,027	100.0%	$109,976	100.0%

6	U.S. Bancorp

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2017, the Company’s net unrealized losses on available-for-sale securities were $603 million, compared with $701 million at December 31, 2016. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. Treasury, U.S. government agency-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $903 million at March 31, 2017, compared with $1.0 billion at December 31, 2016. At March 31, 2017, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $336.9 billion at March 31, 2017, compared with $334.6 billion at December 31, 2016, the result of increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Savings account balances increased $1.8 billion (4.4 percent), primarily due to higher Consumer and Small Business Banking balances. Interest checking balances increased $1.2 billion (1.9 percent) primarily due to higher Consumer and Small Business Banking, and Wholesale Banking and Commercial Real Estate balances, partially offset by lower corporate trust and broker-dealer balances. Money market deposit balances decreased $1.0 billion (0.9 percent) at March 31, 2017, compared with December 31, 2016, primarily due to lower Wholesale Banking and Commercial Real Estate balances, partially offset by higher Wealth Management and Securities Services balances. Time deposits increased $1.1 billion (3.6 percent) at March 31, 2017, compared with December 31, 2016, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics, partially offset by lower Consumer and Small Business Banking balances driven by maturities. Noninterest-bearing deposits decreased $875 million (1.0 percent) at March 31, 2017, compared with December 31, 2016, primarily due to lower Wholesale Banking and Commercial Real Estate, and Consumer and Small Business Banking balances, partially offset by higher Wealth Management and Securities Services balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $12.2 billion at March 31, 2017, compared with $14.0 billion at December 31, 2016. The $1.8 billion (12.7 percent) decrease in short-term borrowings was primarily due to lower commercial paper balances, partially offset by higher other short-term borrowings balances. Long-term debt was $35.9 billion at March 31, 2017, compared with $33.3 billion at December 31, 2016. The $2.6 billion (7.9 percent) increase was primarily due to the issuances of $1.6 billion of bank notes and $1.5 billion of medium-term notes, partially offset by a $402 million decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for a detailed discussion of these factors.

The Company’s Board and management-level governance committees are supported by a “three lines of defense” model for establishing effective checks and balances. The first line of defense, the business lines, manages risks in conformity with established limits and policy requirements. In turn, business line leaders and their risk officers establish programs to ensure conformity with these limits and policy requirements. The second line of defense, which includes the Chief Risk Officer’s organization as well as policy and oversight activities of corporate support functions, translates risk appetite and strategy into actionable risk limits and policies. The second line of defense monitors first line of defense conformity with limits and policies, and provides reporting and escalation of emerging risks and other concerns to senior management and the Risk Management Committee of the Board of Directors. The third line of defense, internal audit, is responsible for providing the Audit Committee of the Board of Directors and senior management with independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management, and control processes.

Management regularly provides reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes, litigation developments, and technology and cybersecurity;

8	U.S. Bancorp

•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk;
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputational and strategic risk considerations, impacts and responses.

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

In addition, credit quality ratings as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for a more detailed discussion on credit risk management processes.

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

U.S. Bancorp	9

Included within the commercial lending segment are energy loans, which represented 0.9 percent of the Company’s total loans outstanding at March 31, 2017. The effects of low energy prices beginning in late 2014, have resulted in higher than historical levels of criticized commitments and nonperforming assets at March 31, 2017 and December 31, 2016.

The following table provides a summary of the Company’s energy loans:

(Dollars in Millions)	March 31, 2017	December 31, 2016
Loans outstanding	$2,418	$2,642
Total commitments	10,704	10,955
Total criticized commitments	2,836	2,847
Nonperforming assets	182	257
Allowance for credit losses as a percentage of loans outstanding	7.8%	7.8%

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At March 31, 2017, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 8 percent, of the outstanding home equity line balances at March 31, 2017, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

Residential mortgage originations are generally limited to prime borrowers and are performed through the Company’s branches, loan production offices, on-line services and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

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

10	U.S. Bancorp

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at March 31, 2017:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$1,778	$46,978	$48,756	83.7%
Over 80% through 90%	29	3,903	3,932	6.7
Over 90% through 100%	18	991	1,009	1.7
Over 100%	9	788	797	1.4
No LTV available	2	61	63	.1
Loans purchased from GNMA mortgage pools (a)	–	3,709	3,709	6.4
Total	$1,836	$56,430	$58,266	100.0%
Borrower Type
Prime borrowers	$1,835	$51,360	$53,195	91.3%
Sub-prime borrowers	–	913	913	1.5
Other borrowers	1	448	449	.8
Loans purchased from GNMA mortgage pools (a)	–	3,709	3,709	6.4
Total	$1,836	$56,430	$58,266	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,125	$567	$11,692	72.3%
Over 80% through 90%	2,300	667	2,967	18.3
Over 90% through 100%	771	146	917	5.7
Over 100%	429	35	464	2.9
No LTV/CLTV available	107	16	123	.8
Total	$14,732	$1,431	$16,163	100.0%
Borrower Type
Prime borrowers	$14,404	$1,332	$15,736	97.4%
Sub-prime borrowers	57	88	145	.9
Other borrowers	271	11	282	1.7
Total	$14,732	$1,431	$16,163	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.2 percent of the Company’s total assets at March 31, 2017 and December 31, 2016. The Company considers sub-prime loans to be those made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.2 billion at March 31, 2017, compared with $16.4 billion at December 31, 2016, and included $4.8 billion of home equity lines in a first lien position and $11.4 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2017, included approximately $4.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2017:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,743	$6,671	$11,414
Percent 30-89 days past due	.26%	.36%	.32%
Percent 90 days or more past due	.07%	.07%	.07%
Weighted-average CLTV	74%	70%	72%
Weighted-average credit score	774	768	770

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U.S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2017	December 31, 2016
Commercial
Commercial	.06%	.06%
Lease financing	–	–
Total commercial	.06	.06
Commercial Real Estate
Commercial mortgages	–	.01
Construction and development	.03	.05
Total commercial real estate	.01	.02
Residential Mortgages (a)	.24	.27
Credit Card	1.23	1.16
Other Retail
Retail leasing	.01	.02
Home equity and second mortgages	.24	.25
Other	.12	.13
Total other retail (b)	.14	.15
Total loans, excluding covered loans	.19	.20
Covered Loans	5.34	5.53
Total loans	.26%	.28%

90 days or more past due including nonperforming loans	March 31, 2017	December 31, 2016
Commercial	.52%	.57%
Commercial real estate	.27	.31
Residential mortgages (a)	1.23	1.31
Credit card	1.24	1.18
Other retail (b)	.43	.45
Total loans, excluding covered loans	.67	.71
Covered loans	5.53	5.68
Total loans	.73%	.78%

(a)	Delinquent loan ratios exclude $2.4 billion at March 31, 2017, and $2.5 billion at December 31, 2016, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 5.39 percent at March 31, 2017, and 5.73 percent at December 31, 2016.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..59 percent at March 31, 2017, and .63 percent at December 31, 2016.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $718 million ($524 million excluding covered loans) at March 31, 2017, compared with $764 million ($552 million excluding covered loans) at December 31, 2016. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.26 percent (0.19 percent excluding covered loans) at March 31, 2017, compared with 0.28 percent (0.20 percent excluding covered loans) at December 31, 2016.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Residential Mortgages (a)
30-89 days	$120	$151	.21%	.26%
90 days or more	142	156	.24	.27
Nonperforming	575	595	.99	1.04
Total	$837	$902	1.44%	1.57%
Credit Card
30-89 days	$252	$284	1.24%	1.31%
90 days or more	251	253	1.23	1.16
Nonperforming	2	3	.01	.01
Total	$505	$540	2.48%	2.48%
Other Retail
Retail Leasing
30-89 days	$16	$18	.24%	.28%
90 days or more	1	1	.01	.02
Nonperforming	3	2	.04	.03
Total	$20	$21	.29%	.33%
Home Equity and Second Mortgages
30-89 days	$55	$60	.33%	.37%
90 days or more	38	41	.24	.25
Nonperforming	127	128	.79	.78
Total	$220	$229	1.36%	1.40%
Other (b)
30-89 days	$177	$206	.56%	.66%
90 days or more	36	41	.12	.13
Nonperforming	27	27	.09	.09
Total	$240	$274	.77%	.88%

(a)	Excludes $221 million of loans 30-89 days past due and $2.4 billion of loans 90 days or more past due at March 31, 2017, purchased from GNMA mortgage pools that continue to accrue interest, compared with $273 million and $2.5 billion at December 31, 2016, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
30-89 days	$45	$55	1.24%	1.43%
90 days or more	194	212	5.34	5.53
Nonperforming	7	6	.19	.16
Total	$246	$273	6.77%	7.12%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. Performing TDRs were $4.2 billion at March 31, 2017 and December 31, 2016. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, and its

U.S. Bancorp	13

own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments by providing loan concessions. These concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs and continues to report them as TDRs after the trial period.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2017 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$345	3.5%	1.5%	$290	(a)	$635
Commercial real estate	153	2.0	–	18	(b)	171
Residential mortgages	1,631	2.3	3.6	401		2,032	(d)
Credit card	227	10.5	7.4	2	(c)	229
Other retail	122	3.7	4.7	47	(c)	169	(e)
TDRs, excluding GNMA and covered loans	2,478	3.3	3.5	758		3,236
Loans purchased from GNMA mortgage pools (g)	1,717	–	–	–		1,717	(f)
Covered loans	29	1.3	8.1	5		34
Total	$4,224	1.9%	2.1%	$763		$4,987

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $346 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $66 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $83 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $6 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $279 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $635 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(g)	Approximately 3.8 percent and 67.0 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at March 31, 2017.

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

At March 31, 2017, total nonperforming assets were $1.5 billion, compared with $1.6 billion at December 31, 2016. The $108 million (6.7 percent) decrease in nonperforming assets was driven by improvements in commercial loans, commercial real estate, residential mortgages and other real estate. Nonperforming covered assets were $29 million at March 31, 2017, compared with $32 million at December 31, 2016. The ratio of total nonperforming assets to total loans and other real estate was 0.55 percent at March 31, 2017, compared with 0.59 percent at December 31, 2016.

OREO, excluding covered assets, was $155 million at March 31, 2017, compared with $186 million at December 31, 2016, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Residential
Illinois	$12	$15	.28%	.35%
Minnesota	11	12	.18	.19
New York	8	9	1.04	1.16
Ohio	8	9	.28	.31
Washington	8	8	.18	.19
All other states	99	122	.18	.22
Total residential	146	175	.20	.24
Commercial
California	4	4	.02	.02
Tennessee	1	1	.04	.04
Idaho	1	–	.07	–
New Jersey	1	1	.04	.04
New Mexico	–	–	–	–
All other states	2	5	–	–
Total commercial	9	11	.01	.01
Total	$155	$186	.06%	.07%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2017	December 31, 2016
Commercial
Commercial	$397	$443
Lease financing	42	40
Total commercial	439	483
Commercial Real Estate
Commercial mortgages	74	87
Construction and development	36	37
Total commercial real estate	110	124
Residential Mortgages (b)	575	595
Credit Card	2	3
Other Retail
Retail leasing	3	2
Home equity and second mortgages	127	128
Other	27	27
Total other retail	157	157
Total nonperforming loans, excluding covered loans	1,283	1,362
Covered Loans	7	6
Total nonperforming loans	1,290	1,368
Other Real Estate (c)(d)	155	186
Covered Other Real Estate (d)	22	26
Other Assets	28	23
Total nonperforming assets	$1,495	$1,603
Total nonperforming assets, excluding covered assets	$1,466	$1,571
Excluding covered assets
Accruing loans 90 days or more past due (b)	$524	$552
Nonperforming loans to total loans	.48%	.51%
Nonperforming assets to total loans plus other real estate (c)	.54%	.58%
Including covered assets
Accruing loans 90 days or more past due (b)	$718	$764
Nonperforming loans to total loans	.47%	.50%
Nonperforming assets to total loans plus other real estate (c)	.55%	.59%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2016	$623	$948	$32	$1,603
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	138	106	3	247
Advances on loans	1	–	–	1
Total additions	139	106	3	248
Reductions in nonperforming assets
Paydowns, payoffs	(120)	(48)	(1)	(169)
Net sales	(7)	(54)	(5)	(66)
Return to performing status	(3)	(40)	–	(43)
Charge-offs (e)	(66)	(12)	–	(78)
Total reductions	(196)	(154)	(6)	(356)
Net additions to (reductions in) nonperforming assets	(57)	(48)	(3)	(108)
Balance March 31, 2017	$566	$900	$29	$1,495

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.4 billion and $2.5 billion at March 31, 2017, and December 31, 2016, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $360 million and $373 million at March 31, 2017, and December 31, 2016, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31,
	2017	2016
Commercial
Commercial	.33%	.37%
Lease financing	.30	.38
Total commercial	.32	.37
Commercial Real Estate
Commercial mortgages	(.01)	(.03)
Construction and development	(.03)	(.11)
Total commercial real estate	(.02)	(.05)
Residential Mortgages	.08	.14
Credit Card	3.70	3.26
Other Retail
Retail leasing	.19	.08
Home equity and second mortgages	(.02)	.05
Other	.76	.69
Total other retail	.45	.43
Total loans, excluding covered loans	.50	.49
Covered Loans	–	–
Total loans	.50%	.48%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $335 million for the first quarter of 2017, compared with $315 million for the first quarter of 2016. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2017 was 0.50 percent, compared with 0.48 percent for the first quarter of 2016. The increase in net charge-offs for the first quarter of 2017, compared with the first quarter of 2016, reflected higher credit card and other retail loan net charge-offs, partially offset by lower net charge-offs related to commercial loans and residential mortgages.

Commercial and commercial real estate loan net charge-offs for the first quarter of 2017 were $73 million (0.22 percent of average loans outstanding on an annualized basis), compared with $78 million (0.24 percent of average loans outstanding on an annualized basis) for the first quarter of 2016.

Residential mortgage loan net charge-offs for the first quarter of 2017 were $12 million (0.08 percent of average loans outstanding on an annualized basis), compared with $19 million (0.14 percent of average loans outstanding on an annualized basis) for the first quarter of 2016. Credit card loan net charge-offs for the first quarter of 2017 were $190 million (3.70 percent of average loans outstanding on an annualized basis), compared with $164 million (3.26 percent of average loans outstanding on an annualized basis) for the first quarter of 2016. Other retail loan net charge-offs for the first quarter of 2017 were $60 million (0.45 percent of average loans outstanding on an annualized basis), compared with $54 million (0.43 percent of average loans outstanding on an annualized basis) for the first quarter of 2016.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 16-year period of historical loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical timeframe is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on

U.S. Bancorp	17

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2017, the Company serviced the first lien on 42 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $323 million or 2.0 percent of the total home equity portfolio at March 31, 2017, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

18	U.S. Bancorp

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

The Company’s methodology for determining the appropriate allowance for credit losses for all the loan segments also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards and other relevant business practices; results of internal review; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.

Refer to “Management’s Discussion and Analysis — Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on the analysis and determination of the allowance for credit losses.

At March 31, 2017, the allowance for credit losses was $4.4 billion (1.60 percent of period-end loans), compared with an allowance of $4.4 billion (1.59 percent of period-end loans) at December 31, 2016. The ratio of the allowance for credit losses to nonperforming loans was 338 percent at March 31, 2017, compared with 318 percent at December 31, 2016. The ratio of the allowance for credit losses to annualized loan net charge-offs was 321 percent at March 31, 2017, compared with 343 percent of full year 2016 net charge-offs at December 31, 2016.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in Millions)	2017	2016
Balance at beginning of period	$4,357	$4,306
Charge-Offs
Commercial
Commercial	90	104
Lease financing	6	7
Total commercial	96	111
Commercial real estate
Commercial mortgages	2	1
Construction and development	1	2
Total commercial real estate	3	3
Residential mortgages	17	23
Credit card	212	188
Other retail
Retail leasing	4	2
Home equity and second mortgages	8	9
Other	77	69
Total other retail	89	80
Covered loans (a)	–	–
Total charge-offs	417	405
Recoveries
Commercial
Commercial	19	26
Lease financing	2	2
Total commercial	21	28
Commercial real estate
Commercial mortgages	3	3
Construction and development	2	5
Total commercial real estate	5	8
Residential mortgages	5	4
Credit card	22	24
Other retail
Retail leasing	1	1
Home equity and second mortgages	9	7
Other	19	18
Total other retail	29	26
Covered loans (a)	–	–
Total recoveries	82	90
Net Charge-Offs
Commercial
Commercial	71	78
Lease financing	4	5
Total commercial	75	83
Commercial real estate
Commercial mortgages	(1)	(2)
Construction and development	(1)	(3)
Total commercial real estate	(2)	(5)
Residential mortgages	12	19
Credit card	190	164
Other retail
Retail leasing	3	1
Home equity and second mortgages	(1)	2
Other	58	51
Total other retail	60	54
Covered loans (a)	–	–
Total net charge-offs	335	315
Provision for credit losses	345	330
Other changes (b)	(1)	(1)
Balance at end of period (c)	$4,366	$4,320
Components
Allowance for loan losses	$3,816	$3,853
Liability for unfunded credit commitments	550	467
Total allowance for credit losses	$4,366	$4,320
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.61%	1.65%
Nonperforming loans, excluding covered loans	338	302
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	240	220
Nonperforming assets, excluding covered assets	296	255
Annualized net charge-offs, excluding covered loans	319	338
Period-end loans	1.60%	1.63%
Nonperforming loans	338	303
Nonperforming and accruing loans 90 days or more past due	217	194
Nonperforming assets	292	251
Annualized net charge-offs	321	341

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At March 31, 2017 and 2016, $1.6 billion of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

20	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2017, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2016. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom they do business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on operational risk management.

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protections and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on compliance risk management.

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset and Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The Company has established policy limits within which it manages the overall interest rate risk profile, and at March 31, 2017 and December 31, 2016, the Company was within those limits. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (“stable”) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 2.00 percent in the “Up 50 basis point (“bps”)” and 3.78 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 2.0 percent decrease in the market value of equity at March 31, 2017, compared with a 1.9 percent decrease

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	March 31, 2017				December 31, 2016
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.55)%	1.37%	*	1.73%	(2.82)%	1.52%	*	1.82%

*	Given the level of interest rates, downward rate scenario is not computed.

at December 31, 2016. A 200 bps decrease, where possible given current rates, would have resulted in a 8.6 percent decrease in the market value of equity at March 31, 2017, compared with an 8.1 percent decrease at December 31, 2016. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on market value of equity modeling.

Use of Derivatives to Manage Interest Rate and Other Risks To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:

•	To convert fixed-rate debt from fixed-rate payments to floating-rate payments;
•	To convert the cash flows associated with floating-rate debt from floating-rate payments to fixed-rate payments;
•	To mitigate changes in value of the Company’s unfunded mortgage loan commitments, funded MLHFS and MSRs;
•	To mitigate remeasurement volatility of foreign currency denominated balances; and
•	To mitigate the volatility of the Company’s net investment in foreign operations driven by fluctuations in foreign currency exchange rates.

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

The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, swaptions, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges.

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2017, the Company had $4.1 billion of forward commitments to sell, hedging $1.6 billion of MLHFS and $3.1 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible, by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps, interest rate forwards and credit contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk.

For additional information on derivatives and hedging activities, refer to Notes 12 and 13 in the Notes to Consolidated Financial Statements.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support

22	U.S. Bancorp

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Average	$1	$1
High	1	1
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the three months ended March 31, 2017 and 2016. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Average	$4	$4
High	5	5
Low	3	3
Period-end	5	4

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$–	$–
High	1	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$9	$7
High	10	8
Low	7	4

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and

U.S. Bancorp	23

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At March 31, 2017, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $101.9 billion, compared with $100.6 billion at December 31, 2016. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2017, the Company could have borrowed an additional $88.2 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $336.9 billion at March 31, 2017, compared with $334.6 billion at December 31, 2016. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $35.9 billion at March 31, 2017, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $12.2 billion at March 31, 2017, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At March 31, 2017, parent company long-term debt outstanding was $14.5 billion, compared with $13.0 billion at December 31, 2016. The increase was primarily due to the issuance of $1.5 billion of medium-term notes. As of March 31, 2017, there was $1.3 billion of parent company debt scheduled to mature in the remainder of 2017.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At March 31, 2017, the Company was compliant with this requirement.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on liquidity risk management.

European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2017, the Company had an aggregate amount on deposit with European banks of approximately $7.4 billion, predominately with the Central Bank of Ireland and Bank of England.

In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain

24	U.S. Bancorp

derivative-related activities, and through a subsidiary, manages money market funds that hold certain investments in European sovereign debt. Any deterioration in economic conditions in Europe is unlikely to have a significant effect on the Company related to these activities.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2017 and December 31, 2016. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Effective January 1, 2018, the Company will be subject to a regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. At March 31, 2017, the Company’s SLR exceeded the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $47.8 billion at March 31, 2017, compared with $47.3 billion at December 31, 2016. The increase was primarily the result of corporate earnings, a preferred stock issuance and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss). This increase was partially offset by common share repurchases, dividends and the call of $1.1 billion of preferred stock, reflected in other liabilities at March 31, 2017. Issuance costs related to the preferred stock called by the Company reduced net income applicable to U.S. Bancorp common shareholders by $10 million in the first quarter of 2017.

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2017	December 31, 2016
Basel III transitional standardized approach:
Common equity tier 1 capital	$33,847	$33,720
Tier 1 capital	39,374	39,421
Total risk-based capital	47,279	47,355
Risk-weighted assets	356,373	358,237
Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.4%
Tier 1 capital as a percent of risk-weighted assets	11.0	11.0
Total risk-based capital as a percent of risk-weighted assets	13.3	13.2
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.1	9.0
Basel III transitional advanced approaches:
Common equity tier 1 capital	$33,847	$33,720
Tier 1 capital	39,374	39,421
Total risk-based capital	44,304	44,264
Risk-weighted assets	285,963	277,141
Common equity tier 1 capital as a percent of risk-weighted assets	11.8%	12.2%
Tier 1 capital as a percent of risk-weighted assets	13.8	14.2
Total risk-based capital as a percent of risk-weighted assets	15.5	16.0

U.S. Bancorp	25

in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.6 percent and 9.4 percent, respectively, at March 31, 2017, compared with 7.5 percent and 9.2 percent, respectively, at December 31, 2016. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.2 percent at March 31, 2017, compared with 9.1 percent at December 31, 2016. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.5 percent at March 31, 2017, compared with 11.7 percent at December 31, 2016.

On June 29, 2016, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2016 through June 30, 2017.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	5,349,756	(b)	$52.03	5,274,756	$1,018
February	4,137,128	(c)	54.35	4,087,128	795
March	1,986,368	(d)	54.11	1,911,368	692
Total	11,473,252	(e)	$53.23	11,273,252	$692

(a)	All shares were purchased under the stock repurchase program announced on June 29, 2016.
(b)	Includes 75,000 shares of common stock purchased, at an average price per share of $51.86, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(c)	Includes 50,000 shares of common stock purchased, at an average price per share of $53.03, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(d)	Includes 75,000 shares of common stock purchased, at an average price per share of $54.22, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(e)	Includes 200,000 shares of common stock purchased, at an average price per share of $53.04, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

Refer to “Management’s Discussion and Analysis —Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on capital management.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2017, certain organization and methodology changes were made and, accordingly, 2016 results were restated and presented on a comparable basis.

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $259 million of the Company’s net income in the first quarter of 2017, or an increase of $141 million compared with the first quarter of 2016. The increase was primarily due to a decrease in the provision for credit losses as well as an increase in net revenue, partially offset by an increase in noninterest expense.

Net revenue increased $93 million (12.7 percent) in the first quarter of 2017, compared with the first quarter of 2016. Net interest income, on a taxable-equivalent basis, increased $58 million (11.0 percent) in the first quarter of 2017, compared with the first quarter of 2016. The increase was primarily due to higher average loan and deposit balances along with the impact of higher margin benefit from deposits, partially offset by lower spread on loans reflecting a competitive marketplace. Noninterest income increased $35 million (17.0 percent) in the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher capital markets volume and higher foreign currency customer activity.

Noninterest expense increased $36 million (10.3 percent) in the first quarter of 2017, compared with the

26	U.S. Bancorp

first quarter of 2016, primarily due to an increase in variable costs allocated to manage the business, including the impact of the FDIC surcharge, and higher variable compensation. The provision for credit losses decreased $165 million (82.1 percent) in the first quarter of 2017, compared with the first quarter of 2016, primarily due to the impacts of reserve build for energy sector downgrades in the prior year, along with lower net charge-offs in the current year.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Small Business Banking contributed $295 million of the Company’s net income in the first quarter of 2017, or a decrease of $59 million (16.7 percent) compared with the first quarter of 2016. The decrease was due to an increase in the provision for credit losses and an increase in noninterest expense, partially offset by an increase in net revenue.

Net revenue increased $99 million (5.8 percent) in the first quarter of 2017, compared with the first quarter of 2016. Net interest income, on a taxable-equivalent basis, increased $65 million (5.6 percent) in the first quarter of 2017, compared with the first quarter of 2016. The increase was primarily due to higher average loan and deposit balances along with the impact of higher margin benefit from deposits, partially offset by lower spread on loans. Noninterest income increased $34 million (6.2 percent) in the first quarter of 2017, compared with the first quarter of 2016, reflecting higher mortgage banking revenue driven by the value of MSRs, net of hedging activities.

Noninterest expense increased $61 million (5.0 percent) in the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher compensation and employee benefits expenses, reflecting the impact of increased staffing and merit increases, and higher net shared services expense, reflecting the impact of implementation costs of capital investments to support business growth. The provision for credit losses increased $132 million in the first quarter of 2017, compared with the first quarter of 2016. The increase was primarily due to the release of reserves in the first quarter of 2016 as a result of improvements in the mortgage portfolio.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $109 million of the Company’s net income in the first quarter of 2017, or an increase of $31 million (39.7 percent) compared with the first quarter of 2016. The increase was primarily due to an increase in net revenue, partially offset by an increase in noninterest expense.

Net revenue increased $81 million (16.3 percent) in the first quarter of 2017, compared with the first quarter of 2016. The increase was driven by higher net interest income, on a taxable-equivalent basis, of $62 million (53.0 percent), principally due to higher average loan and deposit balances along with the impact of higher margin benefit from deposits. Noninterest income increased $19 million (5.0 percent) principally due to improved market conditions and account growth, along with the impact of lower money market fee waivers.

Noninterest expense increased $28 million (7.4 percent) in the first quarter of 2017, compared with the first quarter of 2016. The increase was primarily the result of higher compensation and employee benefits expenses, reflecting the impact of higher staffing and merit increases, higher net shared services expense, and higher other expense including the impact of the FDIC surcharge.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $274 million of the Company’s net income in the first quarter of 2017, or a decrease of $13 million (4.5 percent) compared with the first quarter of 2016. The decrease was due to an increase in the provision for credit losses and an increase in noninterest expense, partially offset by an increase in net revenue.

Net revenue increased $63 million (4.7 percent) in the first quarter of 2017, compared with the first quarter of 2016. Net interest income, on a taxable-equivalent basis, increased $22 million (4.2 percent) in the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher average loan balances and rates, in addition to higher fees. Noninterest income increased $41 million (5.0 percent) in the first quarter of 2017, compared with the first quarter of 2016, due to an increase in credit and debit card revenue, corporate payment products revenue and merchant processing services revenue driven by higher volumes.

Noninterest expense increased $37 million (5.4 percent) in the first quarter of 2017, compared with the first quarter of 2016, principally due to higher compensation and employee benefits expenses, reflecting

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended March 31, (Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$587	$529	11.0%	$1,222	$1,157	5.6%
Noninterest income	244	206	18.4	585	551	6.2
Securities gains (losses), net	(3)	–	*	–	–	–
Total net revenue	828	735	12.7	1,807	1,708	5.8
Noninterest expense	384	348	10.3	1,272	1,210	5.1
Other intangibles	1	1	–	7	8	(12.5)
Total noninterest expense	385	349	10.3	1,279	1,218	5.0
Income before provision and income taxes	443	386	14.8	528	490	7.8
Provision for credit losses	36	201	(82.1)	65	(67)	*
Income before income taxes	407	185	*	463	557	(16.9)
Income taxes and taxable-equivalent adjustment	148	67	*	168	203	(17.2)
Net income	259	118	*	295	354	(16.7)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$259	$118	*	$295	$354	(16.7)
Average Balance Sheet
Commercial	$72,413	$69,496	4.2%	$9,915	$10,048	(1.3)%
Commercial real estate	21,305	20,644	3.2	18,555	18,025	2.9
Residential mortgages	8	6	33.3	55,248	52,126	6.0
Credit card	–	–	–	–	–	–
Other retail	1	2	(50.0)	51,689	49,004	5.5
Total loans, excluding covered loans	93,727	90,148	4.0	135,407	129,203	4.8
Covered loans	–	–	–	3,717	4,466	(16.8)
Total loans	93,727	90,148	4.0	139,124	133,669	4.1
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	15	18	(16.7)	2,768	2,513	10.1
Assets	102,308	98,444	3.9	153,666	148,019	3.8
Noninterest-bearing deposits	36,882	36,702	.5	26,974	25,965	3.9
Interest checking	9,256	6,861	34.9	46,320	42,141	9.9
Savings products	48,804	35,823	36.2	59,895	56,127	6.7
Time deposits	12,431	12,120	2.6	13,260	14,649	(9.5)
Total deposits	107,373	91,506	17.3	146,449	138,882	5.4
Total U.S. Bancorp shareholders’ equity	9,680	8,817	9.8	11,523	11,019	4.6

*	Not meaningful

higher staffing to support business investment and compliance programs and merit increases, as well as higher net shared services expense. The provision for credit losses increased $49 million (25.5 percent) in the first quarter of 2017, compared with the first quarter of 2016, due to higher net charge-offs and an unfavorable change in the reserve allocation.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $536 million in the first quarter of 2017, compared with $549 million in the first quarter of 2016. The $13 million (2.4 percent) decrease in net income in the first quarter of 2017 from the same period of the prior year was primarily due to a decrease in net revenue and an increase in noninterest expense.

Net revenue decreased $49 million (6.5 percent) in the first quarter of 2017, compared with the first quarter of 2016. Net interest income, on a taxable-equivalent basis, decreased $100 million (17.9 percent) in the first quarter of 2017, compared with the first quarter of 2016, principally due to the impact of higher margin benefits on deposits credited to the business lines, partially offset by growth in the investment portfolio. Total noninterest income increased $51 million (25.9 percent) in the first quarter of 2017, compared with the first quarter of 2016, mainly due to income from equity investments and higher gains on investment securities.

Noninterest expense increased $33 million (27.5 percent) in the first quarter of 2017, compared with the first quarter of 2016, principally due to higher compensation expense, reflecting the impact of increased staffing and merit increases including variable compensation. The increase in compensation expense was partially offset by lower net shared services expense. The provision for credit losses was $4 million (66.7 percent) lower in the first quarter of 2017, compared with the first quarter of 2016, due to lower net charge-offs and a favorable change in the reserve allocation.

Income taxes are assessed to each line of business at a managerial tax rate of 36.4 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

28	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change

$179	$117	53.0%	$549	$527	4.2%	$458	$558	(17.9)%	$2,995	$2,888	3.7%
398	379	5.0	857	816	5.0	216	194	11.3	2,300	2,146	7.2
–	–	–	–	–	–	32	3	*	29	3	*
577	496	16.3	1,406	1,343	4.7	706	755	(6.5)	5,324	5,037	5.7
399	370	7.8	692	656	5.5	153	120	27.5	2,900	2,704	7.2
5	6	(16.7)	31	30	3.3	–	–	–	44	45	(2.2)
404	376	7.4	723	686	5.4	153	120	27.5	2,944	2,749	7.1
173	120	44.2	683	657	4.0	553	635	(12.9)	2,380	2,288	4.0
1	(2)	*	241	192	25.5	2	6	(66.7)	345	330	4.5
172	122	41.0	442	465	(4.9)	551	629	(12.4)	2,035	1,958	3.9
63	44	43.2	161	169	(4.7)	9	74	(87.8)	549	557	(1.4)
109	78	39.7	281	296	(5.1)	542	555	(2.3)	1,486	1,401	6.1
–	–	–	(7)	(9)	22.2	(6)	(6)	–	(13)	(15)	13.3
$109	$78	39.7	$274	$287	(4.5)	$536	$549	(2.4)	$1,473	$1,386	6.3

$3,189	$2,894	10.2%	$7,611	$7,022	8.4%	$611	$360	69.7%	$93,739	$89,820	4.4%
510	534	(4.5)	–	–	–	2,788	3,198	(12.8)	43,158	42,401	1.8
2,644	2,076	27.4	–	–	–	–	–	–	57,900	54,208	6.8
–	–	–	20,845	20,244	3.0	–	–	–	20,845	20,244	3.0
1,614	1,540	4.8	480	551	(12.9)	–	–	–	53,784	51,097	5.3
7,957	7,044	13.0	28,936	27,817	4.0	3,399	3,558	(4.5)	269,426	257,770	4.5
–	–	–	–	–	–	15	45	(66.7)	3,732	4,511	(17.3)
7,957	7,044	13.0	28,936	27,817	4.0	3,414	3,603	(5.2)	273,158	262,281	4.1
1,566	1,567	(.1)	2,453	2,464	(.4)	–	–	–	9,347	9,359	(.1)
87	109	(20.2)	437	508	(14.0)	–	–	–	3,307	3,148	5.1
11,437	10,285	11.2	34,588	33,999	1.7	139,312	130,810	6.5	441,311	421,557	4.7
13,862	12,889	7.5	1,024	961	6.6	1,996	2,052	(2.7)	80,738	78,569	2.8
10,065	8,864	13.5	–	–	–	40	44	(9.1)	65,681	57,910	13.4
42,116	33,176	26.9	99	95	4.2	454	491	(7.5)	151,368	125,712	20.4
4,756	3,545	34.2	–	–	–	199	3,373	(94.1)	30,646	33,687	(9.0)
70,799	58,474	21.1	1,123	1,056	6.3	2,689	5,960	(54.9)	328,433	295,878	11.0
2,402	2,374	1.2	6,407	6,326	1.3	17,911	18,202	(1.6)	47,923	46,738	2.5

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

These capital measures are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These measures differ from currently effective capital ratios defined by banking regulations principally in that the numerator of the currently effective ratios, which are subject to certain transitional provisions, temporarily excludes a portion of unrealized gains and losses related to available-for-sale securities and retirement plan obligations, and includes a portion of capital related to intangible assets, other than MSRs. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in federal banking regulations. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures.

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

U.S. Bancorp	29

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2017	December 31, 2016
Total equity	$48,433	$47,933
Preferred stock	(5,419)	(5,501)
Noncontrolling interests	(635)	(635)
Goodwill (net of deferred tax liability) (1)	(8,186)	(8,203)
Intangible assets, other than mortgage servicing rights	(671)	(712)
Tangible common equity (a)	33,522	32,882

Tangible common equity (as calculated above)	33,522	32,882
Adjustments (2)	(136)	(55)
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	33,386	32,827

Total assets	449,522	445,964
Goodwill (net of deferred tax liability) (1)	(8,186)	(8,203)
Intangible assets, other than mortgage servicing rights	(671)	(712)
Tangible assets (c)	440,665	437,049

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	356,373	358,237
Adjustments (3)	4,731	4,027
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	361,104	362,264
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	285,963	277,141
Adjustments (4)	5,046	4,295
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	291,009	281,436
Ratios
Tangible common equity to tangible assets (a)/(c)	7.6%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.4	9.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.2	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	11.5	11.7

	Three Months Ended March 31,
	2017	2016
Net interest income	$2,945	$2,835
Taxable-equivalent adjustment (5)	50	53
Net interest income, on a taxable-equivalent basis	2,995	2,888

Net interest income, on a taxable-equivalent basis (as calculated above)	2,995	2,888
Noninterest income	2,329	2,149
Less: Securities gains (losses), net	29	3
Total net revenue, excluding net securities gains (losses) (g)	5,295	5,034

Noninterest expense (h)	2,944	2,749

Efficiency ratio (h)/(g)	55.6%	54.6%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

30	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

U.S. Bancorp	31

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2017	December 31, 2016
	(Unaudited )
Assets
Cash and due from banks	$20,319	$15,705
Investment securities
Held-to-maturity (fair value $42,906 and $42,435, respectively)	43,393	42,991
Available-for-sale ($822 and $755 pledged as collateral, respectively) (a)	67,031	66,284
Loans held for sale (including $2,687 and $4,822 of mortgage loans carried at fair value, respectively)	2,738	4,826
Loans
Commercial	94,491	93,386
Commercial real estate	42,832	43,098
Residential mortgages	58,266	57,274
Credit card	20,387	21,749
Other retail	53,966	53,864
Total loans, excluding covered loans	269,942	269,371
Covered loans	3,635	3,836
Total loans	273,577	273,207
Less allowance for loan losses	(3,816)	(3,813)
Net loans	269,761	269,394
Premises and equipment	2,432	2,443
Goodwill	9,348	9,344
Other intangible assets	3,313	3,303
Other assets (including $462 and $314 of trading securities at fair value pledged as collateral, respectively) (a)	31,187	31,674
Total assets	$449,522	$445,964
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$85,222	$86,097
Interest-bearing (b)	251,651	248,493
Total deposits	336,873	334,590
Short-term borrowings	12,183	13,963
Long-term debt	35,948	33,323
Other liabilities	16,085	16,155
Total liabilities	401,089	398,031
Shareholders’ equity
Preferred stock	5,419	5,501
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/17 and 12/31/16 — 2,125,725,742 shares	21	21
Capital surplus	8,388	8,440
Retained earnings	51,069	50,151
Less cost of common stock in treasury: 3/31/17 — 433,951,270 shares; 12/31/16 — 428,813,585 shares	(15,660)	(15,280)
Accumulated other comprehensive income (loss)	(1,439)	(1,535)
Total U.S. Bancorp shareholders’ equity	47,798	47,298
Noncontrolling interests	635	635
Total equity	48,433	47,933
Total liabilities and equity	$449,522	$445,964

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $3.7 billion and $3.0 billion at March 31, 2017 and December 31, 2016, respectively.

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2017	2016
Interest Income
Loans	$2,797	$2,644
Loans held for sale	35	31
Investment securities	530	517
Other interest income	38	29
Total interest income	3,400	3,221
Interest Expense
Deposits	199	139
Short-term borrowings	66	65
Long-term debt	190	182
Total interest expense	455	386
Net interest income	2,945	2,835
Provision for credit losses	345	330
Net interest income after provision for credit losses	2,600	2,505
Noninterest Income
Credit and debit card revenue	292	266
Corporate payment products revenue	179	170
Merchant processing services	378	373
ATM processing services	85	80
Trust and investment management fees	368	339
Deposit service charges	177	168
Treasury management fees	153	142
Commercial products revenue	207	197
Mortgage banking revenue	207	187
Investment products fees	40	40
Securities gains (losses), net
Realized gains (losses), net	29	3
Total other-than-temporary impairment	–	(2)
Portion of other-than-temporary impairment recognized in other comprehensive income	–	2
Total securities gains (losses), net	29	3
Other	214	184
Total noninterest income	2,329	2,149
Noninterest Expense
Compensation	1,391	1,249
Employee benefits	314	300
Net occupancy and equipment	247	248
Professional services	96	98
Marketing and business development	90	77
Technology and communications	235	233
Postage, printing and supplies	81	79
Other intangibles	44	45
Other	446	420
Total noninterest expense	2,944	2,749
Income before income taxes	1,985	1,905
Applicable income taxes	499	504
Net income	1,486	1,401
Net (income) loss attributable to noncontrolling interests	(13)	(15)
Net income attributable to U.S. Bancorp	$1,473	$1,386
Net income applicable to U.S. Bancorp common shareholders	$1,387	$1,329
Earnings per common share	$.82	$.77
Diluted earnings per common share	$.82	$.76
Dividends declared per common share	$.280	$.255
Average common shares outstanding	1,694	1,737
Average diluted common shares outstanding	1,701	1,743

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2017	2016
Net income	$1,486	$1,401
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	127	488
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	(2)
Changes in unrealized gains and losses on derivative hedges	7	(96)
Foreign currency translation	10	(16)
Reclassification to earnings of realized gains and losses	11	76
Income taxes related to other comprehensive income (loss)	(59)	(175)
Total other comprehensive income (loss)	96	275
Comprehensive income	1,582	1,676
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(15)
Comprehensive income attributable to U.S. Bancorp	$1,569	$1,661

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2015	1,745	$5,501	$21	$8,376	$46,377	$(13,125)	$(1,019)	$46,131	$686	$46,817
Net income (loss)					1,386			1,386	15	1,401
Other comprehensive income (loss)							275	275		275
Preferred stock dividends					(61)			(61)		(61)
Common stock dividends					(444)			(444)		(444)
Issuance of common and treasury stock	3			(61)		92		31		31
Purchase of treasury stock	(16)					(625)		(625)		(625)
Distributions to noncontrolling interests								–	(13)	(13)
Purchase of noncontrolling interests				1	9			10	(50)	(40)
Stock option and restricted stock grants				52				52		52
Balance March 31, 2016	1,732	$5,501	$21	$8,368	$47,267	$(13,658)	$(744)	$46,755	$638	$47,393
Balance December 31, 2016	1,697	$5,501	$21	$8,440	$50,151	$(15,280)	$(1,535)	$47,298	$635	$47,933
Net income (loss)					1,473			1,473	13	1,486
Other comprehensive income (loss)							96	96		96
Preferred stock dividends					(69)			(69)		(69)
Common stock dividends					(476)			(476)		(476)
Issuance of preferred stock		993						993		993
Call of preferred stock		(1,075)			(10)			(1,085)		(1,085)
Issuance of common and treasury stock	6			(107)		220		113		113
Purchase of treasury stock	(11)					(600)		(600)		(600)
Distributions to noncontrolling interests								–	(13)	(13)
Stock option and restricted stock grants				55				55		55
Balance March 31, 2017	1,692	$5,419	$21	$8,388	$51,069	$(15,660)	$(1,439)	$47,798	$635	$48,433

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income attributable to U.S. Bancorp	$1,473	$1,386
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	345	330
Depreciation and amortization of premises and equipment	73	74
Amortization of intangibles	44	45
(Gain) loss on sale of loans held for sale	(116)	(194)
(Gain) loss on sale of securities and other assets	(146)	(90)
Loans originated for sale in the secondary market, net of repayments	(7,802)	(8,883)
Proceeds from sales of loans held for sale	9,968	8,198
Other, net	(649)	395
Net cash provided by operating activities	3,190	1,261
Investing Activities
Proceeds from sales of available-for-sale investment securities	828	530
Proceeds from maturities of held-to-maturity investment securities	2,085	2,088
Proceeds from maturities of available-for-sale investment securities	2,786	3,212
Purchases of held-to-maturity investment securities	(2,500)	(625)
Purchases of available-for-sale investment securities	(4,253)	(6,183)
Net increase in loans outstanding	(250)	(3,702)
Proceeds from sales of loans	439	299
Purchases of loans	(932)	(658)
Other, net	76	150
Net cash used in investing activities	(1,721)	(4,889)
Financing Activities
Net increase in deposits	2,283	5,950
Net decrease in short-term borrowings	(1,780)	(4,100)
Proceeds from issuance of long-term debt	3,162	6,607
Principal payments or redemption of long-term debt	(473)	(3,907)
Proceeds from issuance of preferred stock	993	–
Proceeds from issuance of common stock	112	33
Repurchase of common stock	(594)	(568)
Cash dividends paid on preferred stock	(80)	(66)
Cash dividends paid on common stock	(478)	(447)
Purchase of noncontrolling interests	–	(40)
Net cash provided by financing activities	3,145	3,462
Change in cash and due from banks	4,614	(166)
Cash and due from banks at beginning of period	15,705	11,147
Cash and due from banks at end of period	$20,319	$10,981

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Stock-Based Compensation Effective January 1, 2017, the Company adopted accounting guidance, issued by the Financial Accounting Standards Board (“FASB”) in March 2016, simplifying the accounting for stock-based compensation awards issued to employees. The guidance requires all excess tax benefits and deficiencies that pertain to stock-based compensation awards to be recognized within income tax expense instead of within capital surplus. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Revenue Recognition In May 2014, the FASB issued accounting guidance, effective for the Company on January 1, 2018, clarifying the principles for recognizing revenue from certain contracts with customers. The guidance does not apply to revenue associated with financial instruments, such as loans and securities. The Company is currently evaluating the adoption of this guidance using either a fully retrospective approach, where the guidance would be applied to all periods presented in the financial statements, or a modified retrospective approach, where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company expects the adoption of this guidance will not be material to its financial statements.

Accounting for Leases In February 2016, the FASB issued accounting guidance, effective for the Company on January 1, 2019, related to the accounting for leases. This guidance requires lessees to recognize all leases on the Consolidated Balance Sheet as lease assets and lease liabilities based primarily on the present value of future lease payments. Lessor accounting is largely unchanged. A modified retrospective approach is required at adoption which requires all prior periods presented in the financial statements to be restated, with a cumulative effect adjustment to retained earnings as of the beginning of the earliest period presented. This guidance also requires additional disclosures regarding leasing arrangements. The Company expects the adoption of this guidance will not be material to its financial statements.

Financial Instruments—Credit Losses In June 2016, the FASB issued accounting guidance, effective for the Company no later than January 1, 2020, related to the impairment of financial instruments. This guidance changes existing impairment recognition to a model that is based on expected losses rather than incurred losses, which is intended to result in more timely recognition of credit losses. This guidance is also intended to reduce the complexity of current accounting guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. A modified retrospective approach is required at adoption with a cumulative effect adjustment to retained earnings as of the adoption date. The guidance also requires additional credit quality disclosures for loans. The Company is currently evaluating the impact of this guidance on its financial statements, and expects its allowance for credit losses to increase upon adoption. The extent of this increase will continue to be evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption.

U.S. Bancorp	37

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2017					December 31, 2016
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$5,576	$14	$–	$(113)	$5,477	$5,246	$12	$–	$(132)	$5,126
Mortgage-backed securities
Residential
Agency	37,774	75	–	(472)	37,377	37,706	85	–	(529)	37,262
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	6	–	–	6	–	5	–	–	5
Other	8	2	–	–	10	8	3	–	–	11
Obligations of state and political subdivisions	6	1	–	–	7	6	1	–	–	7
Obligations of foreign governments	13	–	–	–	13	9	–	–	–	9
Other debt securities	15	–	–	–	15	15	–	–	(1)	14
Total held-to-maturity	$43,393	$98	$–	$(585)	$42,906	$42,991	$106	$–	$(662)	$42,435
Available-for-sale (b)
U.S. Treasury and agencies	$19,309	$13	$–	$(169)	$19,153	$17,314	$11	$–	$(198)	$17,127
Mortgage-backed securities
Residential
Agency	42,492	216	–	(582)	42,126	43,558	225	–	(645)	43,138
Non-agency
Prime (c)	–	–	–	–	–	240	6	(3)	(1)	242
Non-prime (d)	–	–	–	–	–	178	20	(3)	–	195
Commercial agency	14	–	–	–	14	15	–	–	–	15
Other asset-backed securities	436	7	–	–	443	475	8	–	–	483
Obligations of state and political subdivisions	5,353	55	–	(152)	5,256	5,167	55	–	(183)	5,039
Corporate debt securities	–	–	–	–	–	11	–	–	(2)	9
Other investments	30	9	–	–	39	27	9	–	–	36
Total available-for-sale	$67,634	$300	$–	$(903)	$67,031	$66,985	$334	$(6)	$(1,029)	$66,284

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted-average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.9 years at March 31, 2017, compared with 5.1 years at December 31, 2016. The corresponding weighted-average yields were 2.12 percent and 2.06 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.6 years at March 31, 2017 and December 31, 2016. The corresponding weighted-average yields were 2.03 percent and 1.93 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2017, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $11.4 billion at March 31, 2017, and $11.3 billion at December 31, 2016, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $822 million at March 31, 2017, and $755 million at December 31, 2016.

38	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Taxable	$483	$465
Non-taxable	47	52
Total interest income from investment securities	$530	$517

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Realized gains	$47	$3
Realized losses	(18)	–
Net realized gains (losses)	$29	$3
Income tax (benefit) on net realized gains (losses)	$11	$1

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three months ended March 31, 2017 and 2016.

Changes in the credit losses on debt securities are summarized as follows:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Balance at beginning of period	$75	$84
Realized losses (a)	–	(3)
Credit losses on security sales	(75)	–
Balance at end of period	$–	$81

(a)	Primarily represents principal losses allocated to mortgage and asset-backed securities in the Company’s portfolio under the terms of the securitization transaction documents.

At March 31, 2017, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$3,841	$(113)	$–	$–	$3,841	$(113)
Residential agency mortgage-backed securities	26,372	(410)	2,142	(62)	28,514	(472)
Other asset-backed securities	–	–	5	–	5	–
Other debt securities	15	–	–	–	15	–
Total held-to-maturity	$30,228	$(523)	$2,147	$(62)	$32,375	$(585)
Available-for-sale
U.S. Treasury and agencies	$15,616	$(169)	$–	$–	$15,616	$(169)
Residential agency mortgage-backed securities	27,465	(486)	4,149	(96)	31,614	(582)
Commercial agency mortgage-backed securities	9	–	–	–	9	–
Obligations of state and political subdivisions	2,222	(152)	4	–	2,226	(152)
Other investments	–	–	1	–	1	–
Total available-for-sale	$45,312	$(807)	$4,154	$(96)	$49,466	$(903)

U.S. Bancorp	39

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2017, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2017		December 31, 2016
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$88,883	32.5%	$87,928	32.2%
Lease financing	5,608	2.0	5,458	2.0
Total commercial	94,491	34.5	93,386	34.2
Commercial Real Estate
Commercial mortgages	31,046	11.4	31,592	11.6
Construction and development	11,786	4.3	11,506	4.2
Total commercial real estate	42,832	15.7	43,098	15.8
Residential Mortgages
Residential mortgages	44,667	16.3	43,632	16.0
Home equity loans, first liens	13,599	5.0	13,642	5.0
Total residential mortgages	58,266	21.3	57,274	21.0
Credit Card	20,387	7.5	21,749	7.9
Other Retail
Retail leasing	6,793	2.5	6,316	2.3
Home equity and second mortgages	16,163	5.9	16,369	6.0
Revolving credit	3,164	1.1	3,282	1.2
Installment	8,179	3.0	8,087	3.0
Automobile	17,522	6.4	17,571	6.4
Student	2,145	.8	2,239	.8
Total other retail	53,966	19.7	53,864	19.7
Total loans, excluding covered loans	269,942	98.7	269,371	98.6
Covered Loans	3,635	1.3	3,836	1.4
Total loans	$273,577	100.0%	$273,207	100.0%

The Company had loans of $83.2 billion at March 31, 2017, and $84.5 billion at December 31, 2016, pledged at the Federal Home Loan Bank, and loans of $66.3 billion at March 31, 2017, and $66.5 billion at December 31, 2016, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $734 million at March 31, 2017, and $672 million at December 31, 2016. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

Three Months Ended March 31, (Dollars in Millions)	2017	2016
Balance at beginning of period	$698	$957
Accretion	(90)	(92)
Disposals	(23)	(21)
Reclassifications from nonaccretable difference (a)	53	169
Other	(1)	–
Balance at end of period	$637	$1,013

(a)	Primarily relates to changes in expected credit performance.

40	U.S. Bancorp

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. In the migration analysis applied to risk rated loan portfolios, the Company currently examines up to a 16-year period of loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical time frame is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

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

The Company’s methodology for determining the appropriate allowance for credit losses for each loan segment also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards and other relevant business practices; results of internal review; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.

The Company also assesses the credit risk associated with off-balance sheet loan commitments, letters of credit, and derivatives. Credit risk associated with derivatives is reflected in the fair values recorded for those positions. The

U.S. Bancorp	41

liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2016	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357
Add
Provision for credit losses	54	28	(13)	211	65	345	–	345
Deduct
Loans charged-off	96	3	17	212	89	417	–	417
Less recoveries of loans charged-off	(21)	(5)	(5)	(22)	(29)	(82)	–	(82)
Net loans charged-off	75	(2)	12	190	60	335	–	335
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at March 31, 2017	$1,429	$842	$485	$955	$622	$4,333	$33	$4,366
Balance at December 31, 2015	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306
Add
Provision for credit losses	237	5	(56)	157	(11)	332	(2)	330
Deduct
Loans charged-off	111	3	23	188	80	405	–	405
Less recoveries of loans charged-off	(28)	(8)	(4)	(24)	(26)	(90)	–	(90)
Net loans charged-off	83	(5)	19	164	54	315	–	315
Other changes (a)	–	–	–	(1)	–	(1)	–	(1)
Balance at March 31, 2016	$1,441	$734	$556	$875	$678	$4,284	$36	$4,320

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at March 31, 2017 Related to
Loans individually evaluated for impairment (a)	$50	$4	$–	$–	$–	$54	$–	$54
TDRs collectively evaluated for impairment	17	3	162	65	17	264	1	265
Other loans collectively evaluated for impairment	1,362	830	323	890	605	4,010	–	4,010
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	32	37
Total allowance for credit losses	$1,429	$842	$485	$955	$622	$4,333	$33	$4,366
Allowance Balance at December 31, 2016 Related to
Loans individually evaluated for impairment (a)	$50	$4	$–	$–	$–	$54	$–	$54
TDRs collectively evaluated for impairment	12	4	180	65	20	281	1	282
Other loans collectively evaluated for impairment	1,388	798	330	869	597	3,982	–	3,982
Loans acquired with deteriorated credit quality	–	6	–	–	–	6	33	39
Total allowance for credit losses	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2017
Loans individually evaluated for impairment (a)	$534	$62	$–	$–	$–	$596	$–	$596
TDRs collectively evaluated for impairment	170	131	3,749	229	169	4,448	34	4,482
Other loans collectively evaluated for impairment	93,780	42,523	54,516	20,158	53,796	264,773	1,421	266,194
Loans acquired with deteriorated credit quality	7	116	1	–	1	125	2,180	2,305
Total loans	$94,491	$42,832	$58,266	$20,387	$53,966	$269,942	$3,635	$273,577
December 31, 2016
Loans individually evaluated for impairment (a)	$623	$70	$–	$–	$–	$693	$–	$693
TDRs collectively evaluated for impairment	145	146	3,678	222	173	4,364	35	4,399
Other loans collectively evaluated for impairment	92,611	42,751	53,595	21,527	53,691	264,175	1,553	265,728
Loans acquired with deteriorated credit quality	7	131	1	–	–	139	2,248	2,387
Total loans	$93,386	$43,098	$57,274	$21,749	$53,864	$269,371	$3,836	$273,207

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

42	U.S. Bancorp

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

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan, less costs to sell, at 180 days past due. Residential mortgage loans and lines in a first lien position are placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Residential mortgage loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when they are behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged-off. Credit cards are charged-off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged-off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

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

U.S. Bancorp	43

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2017
Commercial	$93,784	$216	$52	$439	$94,491
Commercial real estate	42,653	65	4	110	42,832
Residential mortgages (a)	57,429	120	142	575	58,266
Credit card	19,882	252	251	2	20,387
Other retail	53,486	248	75	157	53,966
Total loans, excluding covered loans	267,234	901	524	1,283	269,942
Covered loans	3,389	45	194	7	3,635
Total loans	$270,623	$946	$718	$1,290	$273,577
December 31, 2016
Commercial	$92,588	$263	$52	$483	$93,386
Commercial real estate	42,922	44	8	124	43,098
Residential mortgages (a)	56,372	151	156	595	57,274
Credit card	21,209	284	253	3	21,749
Other retail	53,340	284	83	157	53,864
Total loans, excluding covered loans	266,431	1,026	552	1,362	269,371
Covered loans	3,563	55	212	6	3,836
Total loans	$269,994	$1,081	$764	$1,368	$273,207

(a)	At March 31, 2017, $221 million of loans 30–89 days past due and $2.4 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $273 million and $2.5 billion at December 31, 2016, respectively.

At March 31, 2017, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $168 million ($146 million excluding covered assets), compared with $201 million ($175 million excluding covered assets) at December 31, 2016. These amounts exclude $360 million and $373 million at March 31, 2017 and December 31, 2016, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2017 and December 31, 2016, was $2.1 billion, of which $1.6 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The Company classifies its loan portfolios using internal credit quality ratings on a quarterly basis. These ratings include pass, special mention and classified, and are an important part of the Company’s overall credit risk management process and evaluation of the allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Special mention loans are those that have a potential weakness deserving management’s close attention. Classified loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

44	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2017
Commercial (b)	$90,899	$1,820	$1,772	$3,592	$94,491
Commercial real estate	41,371	698	763	1,461	42,832
Residential mortgages (c)	57,486	4	776	780	58,266
Credit card	20,134	–	253	253	20,387
Other retail	53,690	2	274	276	53,966
Total loans, excluding covered loans	263,580	2,524	3,838	6,362	269,942
Covered loans	3,569	–	66	66	3,635
Total loans	$267,149	$2,524	$3,904	$6,428	$273,577
Total outstanding commitments	$566,122	$5,215	$5,392	$10,607	$576,729
December 31, 2016
Commercial (b)	$89,739	$1,721	$1,926	$3,647	$93,386
Commercial real estate	41,634	663	801	1,464	43,098
Residential mortgages (c)	56,457	10	807	817	57,274
Credit card	21,493	–	256	256	21,749
Other retail	53,576	6	282	288	53,864
Total loans, excluding covered loans	262,899	2,400	4,072	6,472	269,371
Covered loans	3,766	–	70	70	3,836
Total loans	$266,665	$2,400	$4,142	$6,542	$273,207
Total outstanding commitments	$562,704	$4,920	$5,629	$10,549	$573,253

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2017, $1.0 billion of energy loans ($2.8 billion of total outstanding commitments) had a special mention or classified rating, compared with $1.2 billion of energy loans ($2.8 billion of total outstanding commitments) at December 31, 2016.
(c)	At March 31, 2017, $2.4 billion of GNMA loans 90 days or more past due and $1.7 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.5 billion and $1.6 billion at December 31, 2016, respectively.

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

U.S. Bancorp	45

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2017
Commercial	$784	$1,168	$69	$365
Commercial real estate	263	624	9	–
Residential mortgages	2,206	2,700	129	–
Credit card	229	229	65	–
Other retail	279	455	19	3
Total loans, excluding GNMA and covered loans	3,761	5,176	291	368
Loans purchased from GNMA mortgage pools	1,717	1,717	34	–
Covered loans	36	43	1	1
Total	$5,514	$6,936	$326	$369
December 31, 2016
Commercial	$849	$1,364	$68	$284
Commercial real estate	293	697	10	–
Residential mortgages	2,274	2,847	153	–
Credit card	222	222	64	–
Other retail	281	456	22	4
Total loans, excluding GNMA and covered loans	3,919	5,586	317	288
Loans purchased from GNMA mortgage pools	1,574	1,574	28	–
Covered loans	36	42	1	1
Total	$5,529	$7,202	$346	$289

(a)	Substantially all loans classified as impaired at March 31, 2017 and December 31, 2016, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2017		2016
Three Months Ended March 31, (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$817	$1	$670	$1
Commercial real estate	278	2	326	3
Residential mortgages	2,240	29	2,539	32
Credit card	225	1	211	1
Other retail	280	4	305	3
Total loans, excluding GNMA and covered loans	3,840	37	4,051	40
Loans purchased from GNMA mortgage pools	1,646	18	1,867	25
Covered loans	36	–	39	–
Total	$5,522	$55	$5,957	$65

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

46	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2017			2016
Three Months Ended March 31, (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	830	$137	$128	601	$160	$161
Commercial real estate	23	9	8	24	7	7
Residential mortgages	356	40	41	278	32	32
Credit card	9,405	45	46	7,988	38	39
Other retail	622	11	9	609	11	11
Total loans, excluding GNMA and covered loans	11,236	242	232	9,500	248	250
Loans purchased from GNMA mortgage pools	2,929	387	378	2,868	313	311
Covered loans	4	1	1	3	–	–
Total loans	14,169	$630	$611	12,371	$561	$561

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2017, at March 31, 2017, 206 residential mortgages, 20 home equity and second mortgage loans and 2,636 loans purchased from GNMA mortgage pools with outstanding balances of $26 million, $1 million and $351 million, respectively, were in a trial period and have estimated post-modification balances of $27 million, $1 million and $342 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, or its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments by providing loan concessions. These concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs and continues to report them as TDRs after the trial period.

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

U.S. Bancorp	47

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2017		2016
Three Months Ended March 31, (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	173	$8	112	$2
Commercial real estate	8	2	10	5
Residential mortgages	72	9	31	5
Credit card	2,047	9	1,573	7
Other retail	129	2	78	1
Total loans, excluding GNMA and covered loans	2,429	30	1,804	20
Loans purchased from GNMA mortgage pools	218	30	26	3
Covered loans	–	–	–	–
Total loans	2,647	$60	1,830	$23

In addition to the defaults in the table above, the Company had a total of 426 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months ended March 31, 2017, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $51 million for three months ended March 31, 2017.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	March 31, 2017				December 31, 2016
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$2,180	$475	$–	$2,655	$2,248	$506	$–	$2,754
Other retail loans	–	238	–	238	–	278	–	278
Losses reimbursable by the FDIC (a)	–	–	338	338	–	–	381	381
Unamortized changes in FDIC asset (b)	–	–	404	404	–	–	423	423
Covered loans	2,180	713	742	3,635	2,248	784	804	3,836
Foreclosed real estate	–	–	22	22	–	–	26	26
Total covered assets	$2,180	$713	$764	$3,657	$2,248	$784	$830	$3,862

(a)	Relates to loss sharing agreements with remaining terms up to two years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

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

48	U.S. Bancorp

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

The Company also provides financial support primarily through the use of waivers of management fees associated with various unconsolidated registered money market funds it manages. The Company provided $6 million and $17 million of support to the funds during the three months ended March 31, 2017 and 2016, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $161 million and $168 million for the three months ended March 31, 2017 and 2016, respectively. The Company also recognized $259 million and $223 million of investment tax credits for the three months ended March 31, 2017 and 2016, respectively. The Company recognized $145 million and $151 million of expenses related to all of these investments for the three months ended March 31, 2017 and 2016, of which $63 million and $67 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2017	December 31, 2016
Investment carrying amount	$5,025	$5,009
Unfunded capital and other commitments	2,442	2,477
Maximum exposure to loss	10,641	10,373

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $29 million at March 31, 2017, compared with $28 million at December 31, 2016. The maximum exposure to loss related to these VIEs was $49 million at March 31, 2017 and $50 million at December 31, 2016, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $60 million at March 31, 2017, compared with less than $1 million to $40 million at December 31, 2016.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At

U.S. Bancorp	49

March 31, 2017, approximately $3.4 billion of the Company’s assets and $2.5 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.5 billion and $2.6 billion, respectively, at December 31, 2016. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2017, $23 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $24 million at December 31, 2016.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2017, $1.5 billion of available-for-sale investment securities and $1.5 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.1 billion of available-for-sale investment securities and $1.1 billion of short-term borrowings at December 31, 2016.

Note 6	Mortgage Servicing Rights

The Company serviced $233.6 billion of residential mortgage loans for others at March 31, 2017, and $232.6 billion at December 31, 2016, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $12 million and net losses of $22 million for the three months ended March 31, 2017 and 2016, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue, were $192 million and $184 million for the three months ended March 31, 2017 and 2016, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

Three Months Ended March 31,
(Dollars in Millions)	2017	2016
Balance at beginning of period	$2,591	$2,512
Rights purchased	2	8
Rights capitalized	122	99
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	20	(301)
Due to revised assumptions or models (b)	12	–
Other changes in fair value (c)	(105)	(96)
Balance at end of period	$2,642	$2,222

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2017						December 31, 2016
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(475)	$(210)	$(99)	$86	$159	$269	$(476)	$(209)	$(98)	$85	$159	$270
Derivative instrument hedges	418	201	98	(91)	(175)	(325)	375	180	88	(84)	(165)	(314)
Net sensitivity	$(57)	$(9)	$(1)	$(5)	$(16)	$(56)	$(101)	$(29)	$(10)	$1	$(6)	$(44)

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

50	U.S. Bancorp

programs. These programs provide mortgages to low-income and moderate-income borrowers and are generally government-insured programs with a favorable rate subsidy, down payment and/or closing cost assistance.

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2017				December 31, 2016
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$36,462	$37,883	$157,540	$231,885	$34,746	$37,530	$157,771	$230,047
Fair value	$420	$434	$1,788	$2,642	$398	$422	$1,771	$2,591
Value (bps) (b)	115	115	113	114	115	112	112	113
Weighted-average servicing fees (bps)	36	34	27	30	36	34	27	30
Multiple (value/servicing fees)	3.19	3.38	4.19	3.80	3.19	3.29	4.15	3.77
Weighted-average note rate	4.37%	3.93%	4.01%	4.05%	4.37%	3.95%	4.02%	4.06%
Weighted-average age (in years)	2.9	3.9	3.8	3.7	2.9	3.8	3.8	3.7
Weighted-average expected
prepayment (constant prepayment rate)	9.0%	11.2%	9.7%	9.8%	9.4%	11.3%	9.8%	10.0%
Weighted-average expected life (in years)	8.1	6.8	6.9	7.1	8.0	6.8	6.9	7.0
Weighted-average option adjusted spread (d)	9.9%	9.2%	7.2%	8.0%	9.9%	9.2%	7.2%	8.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.
(d)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

Note 7	Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2017				December 31, 2016
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	–	–	–	–	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	–	–	–	–
Total preferred stock (a)	186,510	$5,601	$182	$5,419	189,910	$5,686	$185	$5,501

(a)	The par value of all shares issued and outstanding at March 31, 2017 and December 31, 2016, was $1.00 per share.

During the first quarter of 2017, the Company issued depositary shares representing an ownership interest in 40,000 shares of Series J Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series J Preferred Stock”). The Series J Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable semiannually, in arrears, at a rate per annum equal to 5.300 percent from the date of issuance to, but excluding, April 15, 2027, and thereafter will accrue and be payable quarterly at a floating rate per annum equal to three-month LIBOR plus 2.914 percent. The Series J Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2027. The Series J Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2027 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series J Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.

During the first quarter of 2017, the Company provided notice of its intent to redeem all outstanding shares of the Series G Non-Cumulative Perpetual Preferred Stock (the “Series G Preferred Stock”) during the second quarter of 2017. The Company removed the outstanding liquidation preference amount of the Series G Preferred Stock from shareholders’ equity and included it in other liabilities on the Consolidated Balance Sheet as of March 31, 2017, because upon the notification date it became mandatorily redeemable. The liquidation preference amount equals the redemption price for all outstanding shares of the Series G Preferred Stock. The Company included a $10 million loss in the computation of earnings per diluted common share for the first quarter of 2017, which represents the stock issuance costs recorded in preferred stock upon the issuance of the Series G Preferred Stock that were reclassified to

U.S. Bancorp	51

retained earnings on the notification date. Effective April 15, 2017, the Company redeemed all outstanding shares of the Series G Preferred Stock.

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2017
Balance at beginning of period	$(431)	$25	$55	$(1,113)	$(71)	$(1,535)
Changes in unrealized gains and losses	127	–	7	–	–	134
Foreign currency translation adjustment (a)	–	–	–	–	10	10
Reclassification to earnings of realized gains and losses	(29)	(3)	14	29	–	11
Applicable income taxes	(38)	1	(8)	(11)	(3)	(59)
Balance at end of period	$(371)	$23	$68	$(1,095)	$(64)	$(1,439)
2016
Balance at beginning of period	$111	$36	$(67)	$(1,056)	$(43)	$(1,019)
Changes in unrealized gains and losses	488	–	(96)	–	–	392
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(2)	–	–	–	–	(2)
Foreign currency translation adjustment (a)	–	–	–	–	(16)	(16)
Reclassification to earnings of realized gains and losses	(3)	(5)	43	41	–	76
Applicable income taxes	(187)	2	21	(16)	5	(175)
Balance at end of period	$407	$33	$(99)	$(1,031)	$(54)	$(744)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2017	2016
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$29	$3	Total securities gains (losses), net
	(11)	(1)	Applicable income taxes
	18	2	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	3	5	Interest income
	(1)	(2)	Applicable income taxes
	2	3	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(14)	(43)	Interest expense
	5	16	Applicable income taxes
	(9)	(27)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(29)	(41)	Employee benefits expense
	11	16	Applicable income taxes
	(18)	(25)	Net-of-tax
Total impact to net income	$(7)	$(47)

52	U.S. Bancorp

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Data)	2017	2016
Net income attributable to U.S. Bancorp	$1,473	$1,386
Preferred dividends	(69)	(61)
Impact of preferred stock call (a)	(10)	–
Impact of the purchase of noncontrolling interests (b)	–	9
Earnings allocated to participating stock awards	(7)	(5)
Net income applicable to U.S. Bancorp common shareholders	$1,387	$1,329
Average common shares outstanding	1,694	1,737
Net effect of the exercise and assumed purchase of stock awards	7	6
Average diluted common shares outstanding	1,701	1,743
Earnings per common share	$.82	$.77
Diluted earnings per common share	$.82	$.76

(a)	Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series G Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.
(b)	Represents the difference between the carrying amount and amount paid by the Company to purchase third party investor holdings of the preferred stock of USB Realty Corp, a consolidated subsidiary of the Company.

Options outstanding at March 31, 2017 and 2016, to purchase 1 million and 2 million common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31,
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2017	2016	2017	2016
Service cost	$47	$44	$–	$–
Interest cost	55	52	1	1
Expected return on plan assets	(71)	(66)	(1)	–
Prior service cost (credit) amortization	(1)	(1)	(1)	(1)
Actuarial loss (gain) amortization	32	44	(1)	(1)
Net periodic benefit cost	$62	$73	$(2)	$(1)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31,
(Dollars in Millions)	2017	2016
Federal
Current	$531	$301
Deferred	(120)	107
Federal income tax	411	408
State
Current	65	90
Deferred	23	6
State income tax	88	96
Total income tax provision	$499	$504

U.S. Bancorp	53

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31,
(Dollars in Millions)	2017	2016
Tax at statutory rate	$695	$667
State income tax, at statutory rates, net of federal tax benefit	63	63
Tax effect of
Tax credits and benefits, net of related expenses	(193)	(166)
Tax-exempt income	(49)	(50)
Noncontrolling interests	(5)	(5)
Other items (a)	(12)	(5)
Applicable income taxes	$499	$504

(a)	Includes excess tax benefits associated with stock-based compensation under accounting guidance effective January 1, 2017. Previously, these benefits were recorded in capital surplus.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2017, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $420 million at March 31, 2017, and $479 million at December 31, 2016.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2017, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2017, the Company had $68 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $55 million (net-of-tax) of realized and unrealized gains at December 31, 2016. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2017 and the next 12 months are losses of $9 million (net-of-tax) and $8 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2017, and the change in fair value attributed to hedge ineffectiveness was not material.

54	U.S. Bancorp

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and occasionally non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three months ended March 31, 2017. There were no non-derivative debt instruments designated as net investment hedges at March 31, 2017 or December 31, 2016.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including commitments to originate MLHFS and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks”, which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp	55

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2017
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,350	$38	3.92	$1,550	$10	1.83
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,772	5	7.38	1,886	19	.68
Net investment hedges
Foreign exchange forward contracts	–	–	–	1,378	8	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	3,311	25	.09	675	5	.07
Sell	1,989	7	.07	5,100	24	.09
Options
Purchased	4,040	67	7.96	–	–	–
Written	1,018	29	.11	7	1	.11
Receive fixed/pay floating swaps	7,607	47	10.80	741	–	8.72
Pay fixed/receive floating swaps	1,799	1	8.72	5,404	17	6.20
Foreign exchange forward contracts	14	–	.06	659	6	.04
Equity contracts	36	–	.20	75	1	.35
Credit contracts	1,454	–	3.75	3,856	2	3.48
Other (a)	446	3	.03	1,353	116	2.19
Total	$28,836	$222		$22,684	$209
December 31, 2016
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,550	$49	4.28	$1,250	$12	2.32
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,272	108	8.63	2,787	35	.83
Net investment hedges
Foreign exchange forward contracts	1,347	15	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,748	13	.09	1,722	18	.05
Sell	2,278	129	.08	4,214	43	.09
Options
Purchased	1,565	43	8.60	–	–	–
Written	1,073	25	.07	12	1	.06
Receive fixed/pay floating swaps	6,452	26	11.48	1,561	16	6.54
Pay fixed/receive floating swaps	4,705	13	6.51	2,320	9	7.80
Foreign exchange forward contracts	849	6	.02	867	6	.02
Equity contracts	11	–	.40	102	1	.57
Credit contracts	1,397	–	3.38	3,674	2	3.57
Other (a)	19	–	.03	830	106	3.42
Total	$27,266	$427		$19,339	$249

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $446 million and $19 million at March 31, 2017 and December 31, 2016, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $907 million, $113 million and 3.25 years at March 31, 2017, respectively, compared to $811 million, $106 million and 3.50 years at December 31, 2016, respectively.

56	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2017
Interest rate contracts
Receive fixed/pay floating swaps	$31,935	$729	4.62	$50,920	$695	4.63
Pay fixed/receive floating swaps	52,918	689	4.47	29,220	635	4.85
Options
Purchased	15,240	21	1.89	349	8	1.07
Written	806	5	2.73	13,112	19	1.57
Futures
Buy	–	–	–	736	–	.51
Sell	–	–	–	1,467	–	1.44
Foreign exchange rate contracts
Forwards, spots and swaps	20,936	640	.65	19,409	582	.64
Options
Purchased	3,347	100	1.68	–	–	–
Written	–	–	–	3,347	100	1.68
Total	$125,182	$2,184		$118,560	$2,039
December 31, 2016
Interest rate contracts
Receive fixed/pay floating swaps	$38,501	$930	4.07	$39,403	$632	4.89
Pay fixed/receive floating swaps	36,671	612	4.99	40,324	996	4.07
Options
Purchased	14,545	51	1.85	125	2	1.37
Written	125	3	1.37	13,518	50	1.70
Futures
Buy	306	–	1.96	7,111	7	.90
Foreign exchange rate contracts
Forwards, spots and swaps	20,664	849	.58	19,640	825	.60
Options
Purchased	2,376	98	1.67	–	–	–
Written	–	–	–	2,376	98	1.67
Total	$113,188	$2,543		$122,497	$2,610

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2017	2016	2017	2016
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$4	$(59)	$(9)	$(27)
Net investment hedges
Foreign exchange forward contracts	(7)	(32)	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three months ended March 31, 2017 and 2016.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense.

U.S. Bancorp	57

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2017	2016
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(10)	$62
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	6	(47)
Purchased and written options	Mortgage banking revenue	40	93
Receive fixed/pay floating swaps	Mortgage banking revenue	31	242
Pay fixed/receive floating swaps	Mortgage banking revenue	(40)	9
Foreign exchange forward contracts	Commercial products revenue	(7)	25
Equity contracts	Compensation expense	1	(2)
Credit contracts	Other noninterest income	1	–
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(250)	1,005
Pay fixed/receive floating swaps	Other noninterest income	269	(1,004)
Purchased and written options	Other noninterest income	(6)	2
Futures	Other noninterest income	(2)	4
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	22	17
Purchased and written options	Commercial products revenue	1	1

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $10 million and $(61) million for the three months ended March 31, 2017 and 2016, respectively. The ineffective portion was immaterial for the three months ended March 31, 2017 and 2016.

Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk using a credit valuation adjustment and includes it within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into derivative positions that are centrally cleared through clearinghouses, by entering into master netting arrangements and, where possible, by requiring collateral arrangements. A master netting arrangement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral, through a single payment and in a single currency. Collateral arrangements require the counterparty to deliver collateral (typically cash or U.S. Treasury and agency securities) equal to the Company’s net derivative receivable, subject to minimum transfer and credit rating requirements.

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds and contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2017, was $476 million. At March 31, 2017, the Company had $449 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate swaps and forwards and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These are predominately U.S. Treasury futures or options on U.S. Treasury futures. Of the Company’s $295.3 billion total notional amount of derivative positions at March 31, 2017, $140.5 billion related to those centrally cleared through clearinghouses and $2.2 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities

58	U.S. Bancorp

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

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
March 31, 2017
Repurchase agreements
U.S. Treasury and agencies	$60	$–	$60
Residential agency mortgage-backed securities	775	–	775
Total repurchase agreements	835	–	835
Securities loaned
Corporate debt securities	407	–	407
Total securities loaned	407	–	407
Gross amount of recognized liabilities	$1,242	$–	$1,242
December 31, 2016
Repurchase agreements
U.S. Treasury and agencies	$60	$–	$60
Residential agency mortgage-backed securities	681	30	711
Corporate debt securities	30	–	30
Total repurchase agreements	771	30	801
Securities loaned
Corporate debt securities	223	–	223
Total securities loaned	223	–	223
Gross amount of recognized liabilities	$994	$30	$1,024

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

U.S. Bancorp	59

close-out netting, which allows all of these positions with the defaulting counterparty to be terminated and net settled with a single payment amount.

The Company has elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of the majority of its derivative counterparties, excluding certain centrally cleared derivative contracts due to current uncertainty about the legal enforceability of netting arrangements. The netting occurs at the counterparty level, and includes all assets and liabilities related to the derivative contracts, including those associated with cash collateral received or delivered. The Company has not elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of repurchase/reverse repurchase and securities loaned/borrowed transactions.

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
March 31, 2017
Derivative assets (d)	$1,734	$(710)	$1,024	$(88)	$(1)	$935
Reverse repurchase agreements	115	–	115	(25)	(90)	–
Securities borrowed	1,041	–	1,041	–	(1,011)	30
Total	$2,890	$(710)	$2,180	$(113)	$(1,102)	$965
December 31, 2016
Derivative assets (d)	$2,122	$(984)	$1,138	$(78)	$(10)	$1,050
Reverse repurchase agreements	77	–	77	(60)	(17)	–
Securities borrowed	944	–	944	(10)	(909)	25
Total	$3,143	$(984)	$2,159	$(148)	$(936)	$1,075

(a)	Includes $154 million and $210 million of cash collateral related payables that were netted against derivative assets at March 31, 2017 and December 31, 2016, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $672 million and $848 million of derivative assets not subject to netting arrangements at March 31, 2017 and December 31, 2016, respectively.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
March 31, 2017
Derivative liabilities (d)	$1,621	$(1,007)	$614	$(88)	$–	$526
Repurchase agreements	835	–	835	(25)	(810)	–
Securities loaned	407	–	407	–	(402)	5
Total	$2,863	$(1,007)	$1,856	$(113)	$(1,212)	$531
December 31, 2016
Derivative liabilities (d)	$1,951	$(1,185)	$766	$(78)	$–	$688
Repurchase agreements	801	–	801	(60)	(741)	–
Securities loaned	223	–	223	(10)	(211)	2
Total	$2,975	$(1,185)	$1,790	$(148)	$(952)	$690

(a)	Includes $451 million and $411 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2017 and December 31, 2016, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $627 million and $908 million of derivative liabilities not subject to netting arrangements at March 31, 2017 and December 31, 2016, respectively.

Note 14	Fair Values of Assets and Liabilities

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

60	U.S. Bancorp

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

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury securities, as well as exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs, certain debt securities and certain derivative contracts.

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the three months ended March 31, 2017 and 2016, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2017 and 2016, there were no significant changes to the valuation techniques used by the Company to measure fair value.

U.S. Bancorp	61

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

For other securities, quoted market prices may not be readily available for the specific securities. When possible, the Company determines fair value based on market observable information, including quoted market prices for similar securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third party pricing service. The Company reviews the valuation methodologies utilized by the pricing service and, on a quarterly basis, reviews the security level prices provided by the pricing service against management’s expectation of fair value, based on changes in various benchmarks and market knowledge from recent trading activity. Additionally, each quarter, the Company validates the fair value provided by the pricing services by comparing them to recent observable market trades (where available), broker provided quotes, or other independent secondary pricing sources. Prices obtained from the pricing service are adjusted if they are found to be inconsistent with relevant market data. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, obligations of state and political subdivisions and agency debt securities.

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities by using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to review by senior management in corporate functions, who are independent from the modeling. The fair value measurements are also compared to fair values provided by third party pricing services and broker provided quotes, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities and certain corporate debt securities. At March 31, 2017, the Company did not have any available-for-sale investment securities classified within Level 3.

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $21 million and $52 million for the three months ended March 31, 2017 and 2016, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

62	U.S. Bancorp

Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology, and are classified within Level 3. The Company determines fair value of the MSRs by projecting future cash flows for different interest rate scenarios using prepayment rates and other assumptions, and discounts these cash flows using a risk adjusted rate based on option adjusted spread levels. The MSR valuations, as well as the assumptions used, are developed by the mortgage banking division and are subject to review by senior management in corporate functions, who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information when available, publicly available data and industry surveys and are also compared to independent third party valuations each quarter. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios and, therefore, the determination of fair value requires significant management judgment. Refer to Note 6 for further information on MSR valuation assumptions.

Derivatives The majority of derivatives held by the Company are executed over-the-counter or centrally cleared through clearinghouses and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. In addition, all derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting arrangements, as well as collateral received or provided under collateral arrangements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market and, therefore, the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy. The credit valuation adjustments for nonperformance risk are determined by the Company’s treasury department using credit assumptions provided by the risk management department. The credit assumptions are compared to actual results quarterly and are recalibrated as appropriate.

The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and swap agreements executed in conjunction with the sale of a portion of its Class B common shares of Visa Inc. (the “Visa swaps”). The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value, both of which are developed by the Company’s mortgage banking division. The closed loan percentages for the mortgage loan commitments are monitored on an on-going basis, as these percentages are also used for the Company’s economic hedging activities. The inherent MSR value for the commitments are generated by the same models used for the Company’s MSRs and thus are subject to the same processes and controls as described for the MSRs above. The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common shares when there are changes in the conversion rate of the Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreements. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa Inc. related litigation contingencies, and the associated escrow funding. The fair value of the Visa swaps are calculated by the Company’s corporate development department using a discounted cash flow methodology which includes unobservable inputs about the timing and settlement amounts related to the resolution of certain Visa Inc. related litigation. The expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swaps. Accordingly, the Visa swaps are classified within Level 3. Refer to Note 15 for further information on the Visa Inc. restructuring and related card association litigation.

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

U.S. Bancorp	63

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

Deposit Liabilities The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand. The fair value of fixed-rate certificates of deposit is estimated by discounting the contractual cash flow using current market rates. Deposit liabilities are classified within Level 2. Fair value is provided for disclosure purposes only.

Short-term Borrowings Federal funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term funds borrowed have floating rates or short-term maturities. The fair value of short-term borrowings is determined by discounting contractual cash flows using current market rates. Short-term borrowings are classified within Level 2. Included in short-term borrowings is the Company’s obligation on securities sold short, which is required to be accounted for at fair value per applicable accounting guidance. Fair value for other short-term borrowings is provided for disclosure purposes only.

Long-term Debt The fair value for most long-term debt is determined by discounting contractual cash flows using current market rates. Long-term debt is classified within Level 2. Fair value is provided for disclosure purposes only.

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

Prepayment rates generally move in the opposite direction of market interest rates. In the current environment, an increase in the probability of default will generally be accompanied with an increase in loss severity, as both are impacted by underlying collateral values. Discount margins are influenced by market expectations about the security’s collateral performance and, therefore, may directionally move with probability and severity of default; however, discount margins are also impacted by broader market forces, such as competing investment yields, sector liquidity, economic news, and other macroeconomic factors. At March 31, 2017, the Company did not have any available-for-sale investment securities classified within Level 3.

Mortgage Servicing Rights The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are expected prepayments and the option adjusted spread that is added to the risk-free rate to discount projected

64	U.S. Bancorp

cash flows. Significant increases in either of these inputs in isolation would result in a significantly lower fair value measurement. Significant decreases in either of these inputs in isolation would result in a significantly higher fair value measurement. There is no direct interrelationship between prepayments and option adjusted spread. Prepayment rates generally move in the opposite direction of market interest rates. Option adjusted spread is generally impacted by changes in market return requirements.

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2017:

	Minimum	Maximum	Average
Expected prepayment	6%	18%	10%
Option adjusted spread	7	10	8

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2017:

	Minimum	Maximum	Average
Expected loan close rate	2%	100%	78%
Inherent MSR value (basis points per loan)	(93)	185	106

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2017, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 93 percent and 3 percent, respectively.

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

U.S. Bancorp	65

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2017
Available-for-sale securities
U.S. Treasury and agencies	$17,899	$1,254	$–	$–	$19,153
Mortgage-backed securities
Residential
Agency	–	42,126	–	–	42,126
Commercial
Agency	–	14	–	–	14
Asset-backed securities
Other	–	443	–	–	443
Obligations of state and political subdivisions	–	5,256	–	–	5,256
Other investments	39	–	–	–	39
Total available-for-sale	17,938	49,093	–	–	67,031
Mortgage loans held for sale	–	2,687	–	–	2,687
Mortgage servicing rights	–	–	2,642	–	2,642
Derivative assets	–	1,873	533	(710)	1,696
Other assets	153	1,407	–	–	1,560
Total	$18,091	$55,060	$3,175	$(710)	$75,616
Derivative liabilities	$1	$1,879	$368	$(1,007)	$1,241
Short-term borrowings and other liabilities (c)	140	1,019	–	–	1,159
Total	$141	$2,898	$368	$(1,007)	$2,400
December 31, 2016
Available-for-sale securities
U.S. Treasury and agencies	$16,355	$772	$–	$–	$17,127
Mortgage-backed securities
Residential
Agency	–	43,138	–	–	43,138
Non-agency
Prime (a)	–	–	242	–	242
Non-prime (b)	–	–	195	–	195
Commercial
Agency	–	15	–	–	15
Asset-backed securities
Other	–	481	2	–	483
Obligations of state and political subdivisions	–	5,039	–	–	5,039
Corporate debt securities	–	–	9	–	9
Other investments	36	–	–	–	36
Total available-for-sale	16,391	49,445	448	–	66,284
Mortgage loans held for sale	–	4,822	–	–	4,822
Mortgage servicing rights	–	–	2,591	–	2,591
Derivative assets	–	2,416	554	(984)	1,986
Other assets	183	1,137	–	–	1,320
Total	$16,574	$57,820	$3,593	$(984)	$77,003
Derivative liabilities	$7	$2,469	$383	$(1,185)	$1,674
Short-term borrowings and other liabilities (c)	142	938	–	–	1,080
Total	$149	$3,407	$383	$(1,185)	$2,754

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

66	U.S. Bancorp

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
2017
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$242	$–		$(2)		$–	$(234)	$(6)	$–		$–	$–	$–
Non-prime (b)	195	–		(17)		–	(175)	(3)	–		–	–	–
Asset-backed securities
Other	2	–		–		–	(2)	–	–		–	–	–
Corporate debt securities	9	–		2		–	(11)	–	–		–	–	–
Total available-for-sale	448	–		(17	) (e)	–	(422)	(9)	–		–	–	–
Mortgage servicing rights	2,591	(73	) (c)	–		2	–	–	122	(f)	–	2,642	(73	) (c)
Net derivative assets and liabilities	171	46	(d)	–		1	(3)	–	–		(50)	165	(7	) (g)
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$318	$–		$(3)		$–	$–	$(18)	$–		$–	$297	$(3)
Non-prime (b)	240	–		(5)		–	–	(8)	–		–	227	(5)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	569	–		(8	) (e)	–	–	(26)	–		–	535	(8)
Mortgage servicing rights	2,512	(398	) (c)	–		9	–	–	99	(f)	–	2,222	(398	) (c)
Net derivative assets and liabilities	498	502	(h)	–		–	(2)	–	–		(147)	851	369	(i)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $(19) million included in other noninterest income and $65 million included in mortgage banking revenue.
(e)	Included in changes in unrealized gains and losses on securities available-for-sale.
(f)	Represents MSRs capitalized during the period.
(g)	Approximately $(49) million included in other noninterest income and $42 million included in mortgage banking revenue.
(h)	Approximately $362 million included in other noninterest income and $140 million included in mortgage banking revenue.
(i)	Approximately $289 million included in other noninterest income and $80 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2017				December 31, 2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$48	$48	$–	$–	$59	$59
Other assets (b)	–	–	26	26	–	–	60	60

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2017	2016
Loans (a)	$37	$51
Other assets (b)	7	9

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	67

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2017			December 31, 2016
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$2,687	$2,608	$79	$4,822	$4,763	$59
Nonaccrual loans	2	3	(1)	2	3	(1)
Loans 90 days or more past due	–	–	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of March 31, 2017 and December 31, 2016, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2017					December 31, 2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$20,319	$20,319	$–	$–	$20,319	$15,705	$15,705	$–	$–	$15,705
Federal funds sold and securities purchased under resale agreements	121	–	121	–	121	138	–	138	–	138
Investment securities held-to-maturity	43,393	4,974	37,912	20	42,906	42,991	4,605	37,810	20	42,435
Loans held for sale (a)	51	–	–	51	51	4	–	–	4	4
Loans	269,761	–	–	273,874	273,874	269,394	–	–	273,422	273,422
Other financial instruments	2,311	–	920	1,396	2,316	2,362	–	920	1,449	2,369
Financial Liabilities
Deposits	336,873	–	336,617	–	336,617	334,590	–	334,361	–	334,361
Short-term borrowings (b)	11,024	–	10,843	–	10,843	12,891	–	12,706	–	12,706
Long-term debt	35,948	–	36,276	–	36,276	33,323	–	33,678	–	33,678
Other liabilities	1,586	–	–	1,586	1,586	1,702	–	–	1,702	1,702

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $625 million and $618 million at March 31, 2017 and December 31, 2016, respectively. The carrying value of other guarantees was $189 million and $186 million at March 31, 2017 and December 31, 2016, respectively.

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

68	U.S. Bancorp

Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount.

Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability. On October 19, 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation pending in the United States District Court for the Eastern District of New York. This case is the largest of the remaining Visa Litigation matters. The district court approved the settlement, but that approval was appealed by certain class members. On June 30, 2016, the United States Court of Appeals for the Second Circuit reversed the approval of the settlement and remanded the case to the district court for further proceedings consistent with the appellate ruling. On November 23, 2016, certain class members filed a petition with the United States Supreme Court asking it to review the Second Circuit’s decision to reject the settlement. On March 27, 2017, the Supreme Court denied the class members’ petition. The case is proceeding in the district court.

At March 31, 2017, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three months ended March 31, 2017, the Company sold 0.7 million of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa Litigation, the remaining 4.2 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2017:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$63	$12,010
Third party borrowing arrangements	–	–	12
Securities lending indemnifications	4,139	–	4,042
Asset sales	–	130	6,247	(a)
Merchant processing	720	59	93,642
Tender option bond program guarantee	1,521	–	1,476
Minimum revenue guarantees	–	–	8
Other	–	–	1,178

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2017, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $9.3 billion. The Company held collateral of $495 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

U.S. Bancorp	69

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2017, the Company had reserved $15 million for potential losses from representation and warranty obligations, compared with $19 million at December 31, 2016. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of March 31, 2017 and December 31, 2016, the Company had $6 million and $7 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

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

Regulatory Matters The Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases. The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering compliance program adequacy and effectiveness and sanctions compliance requirements as administered by the Office of Foreign Assets Control. The Company is cooperating with an investigation currently being conducted by the United States Attorney’s Office in Manhattan regarding its banking relationship with Scott Tucker, who has been indicted over the operation of an allegedly illegal payday lending business. Tucker, who is challenging his indictment, and his businesses maintained certain deposit accounts with U.S. Bank National Association. The investigation by the United States Attorney’s Office also covers the Company’s Bank Secrecy Act/anti-money laundering compliance program.

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

70	U.S. Bancorp

fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

In October 2015, the Company entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) concerning deficiencies in its Bank Secrecy Act/anti-money laundering compliance program, and requiring an ongoing review of that program. The Company could be required to enter into further orders or pay fines or penalties in connection with the Consent Order. Some of the compliance program enhancements and other actions required by the Consent Order have already been, or are currently in the process of being, implemented, and are not expected to be material to the Company.

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

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 16	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2017 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	71

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,
	2017			2016
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$110,764	$554	2.00%	$106,031	$545	2.06%	4.5%
Loans held for sale	3,625	35	3.82	3,167	31	3.92	14.5
Loans (b)
Commercial	93,739	706	3.05	89,820	624	2.79	4.4
Commercial real estate	43,158	425	4.00	42,401	416	3.94	1.8
Residential mortgages	57,900	535	3.71	54,208	509	3.76	6.8
Credit card	20,845	579	11.26	20,244	549	10.91	3.0
Other retail	53,784	535	4.04	51,097	520	4.09	5.3
Total loans, excluding covered loans	269,426	2,780	4.18	257,770	2,618	4.08	4.5
Covered loans	3,732	44	4.71	4,511	52	4.63	(17.3)
Total loans	273,158	2,824	4.18	262,281	2,670	4.09	4.1
Other earning assets	11,734	38	1.32	6,729	29	1.75	74.4
Total earning assets	399,281	3,451	3.49	378,208	3,275	3.48	5.6
Allowance for loan losses	(3,823)			(3,864)			1.1
Unrealized gain (loss) on investment securities	(626)			648			*
Other assets	46,479			46,565			(.2)
Total assets	$441,311			$421,557			4.7
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,738			$78,569			2.8%
Interest-bearing deposits
Interest checking	65,681	13	.08	57,910	7	.05	13.4
Money market savings	108,759	129	.48	86,462	73	.34	25.8
Savings accounts	42,609	8	.08	39,250	9	.09	8.6
Time deposits	30,646	49	.65	33,687	50	.60	(9.0)
Total interest-bearing deposits	247,695	199	.33	217,309	139	.26	14.0
Short-term borrowings	13,201	67	2.07	27,399	66	.97	(51.8)
Long-term debt	35,274	190	2.18	34,808	182	2.10	1.3
Total interest-bearing liabilities	296,170	456	.62	279,516	387	.56	6.0
Other liabilities	15,845			16,056			(1.3)
Shareholders’ equity
Preferred equity	5,706			5,501			3.7
Common equity	42,217			41,237			2.4
Total U.S. Bancorp shareholders’ equity	47,923			46,738			2.5
Noncontrolling interests	635			678			(6.3)
Total equity	48,558			47,416			2.4
Total liabilities and equity	$441,311			$421,557			4.7
Net interest income		$2,995			$2,888
Gross interest margin			2.87%			2.92%
Gross interest margin without taxable-equivalent increments			2.82%			2.86%
Percent of Earning Assets
Interest income			3.49%			3.48%
Interest expense			.46			.42
Net interest margin			3.03%			3.06%
Net interest margin without taxable-equivalent increments			2.98%			3.00%

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

72	U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the first quarter of 2017.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	73

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/S/ CRAIG E. GIFFORD

Dated: May 5, 2017		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

74	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended March 31, 2017
Earnings
1.	Net income attributable to U.S. Bancorp		$1,473
2.	Applicable income taxes, including expense related to unrecognized tax positions		499
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,972
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$256
	b.	Portion of rents representative of interest and amortization of debt expense	27
	c.	Fixed charges excluding interest on deposits (4a + 4b)	283
	d.	Interest on deposits	199
	e.	Fixed charges including interest on deposits (4c + 4d)	$482
5.	Amortization of interest capitalized		$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,255
7.	Earnings including interest on deposits (3 + 4e + 5)		2,454
8.	Fixed charges excluding interest on deposits (4c)		283
9.	Fixed charges including interest on deposits (4e)		482
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6 / line 8)		7.97
11.	Including interest on deposits (line 7 / line 9)		5.09

*	Excludes interest expense related to unrecognized tax positions.

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(Dollars in Millions)			Three Months Ended March 31, 2017
Earnings
1.	Net income attributable to U.S. Bancorp		$1,473
2.	Applicable income taxes, including expense related to unrecognized tax positions		499
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$1,972
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$256
	b.	Portion of rents representative of interest and amortization of debt expense	27
	c.	Fixed charges excluding interest on deposits (4a + 4b)	283
	d.	Interest on deposits	199
	e.	Fixed charges including interest on deposits (4c + 4d)	$482
5.	Amortization of interest capitalized		$—
6.	Preferred stock dividends		69
7.	Earnings excluding interest on deposits (3 + 4c + 5)		2,255
8.	Earnings including interest on deposits (3 + 4e + 5)		2,454
9.	Fixed charges excluding interest on deposits, and preferred stock dividends (4c + 6)		352
10.	Fixed charges including interest on deposits, and preferred stock dividends (4e + 6)		551
Ratio of Earnings to Fixed Charges and Preferred Dividends
11.	Excluding interest on deposits (line 7 / line 9)		6.41
12.	Including interest on deposits (line 8 / line 10)		4.45

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	75

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ ANDREW CECERE
Andrew Cecere Chief Executive Officer

Dated: May 5, 2017

76	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: May 5, 2017

U.S. Bancorp	77

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ ANDREW CECERE	/S/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: May 5, 2017	Terrance R. Dolan Chief Financial Officer

78	U.S. Bancorp

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

P.O. Box 30170

College Station, TX 77842-3170

Phone: 888-778-1311 or 201-680-6578 (international calls)

Internet: www.computershare.com/investor

Registered or Certified Mail:

Computershare

211 Quality Circle, Suite 210

College Station, TX 77845

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m., Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Computershare’s Investor Center website.

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

Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com and click on About U.S. Bank.

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

Code of Ethics

At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our style of ethical leadership is why we were named a World’s Most Ethical Company in 2015, 2016 and 2017 by the Ethisphere Institute.

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