Form 10-Q
period 2017-06-30
US BANCORP \DE\
filed 2017-08-04
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, $0.01 Par Value	1,672,770,119 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income	$3,017	$2,845	6.0%	$5,962	$5,680	5.0%
Taxable-equivalent adjustment (a)	51	51	–	101	104	(2.9)
Net interest income (taxable-equivalent basis) (b)	3,068	2,896	5.9	6,063	5,784	4.8
Noninterest income	2,410	2,549	(5.5)	4,710	4,695	.3
Securities gains (losses), net	9	3	*	38	6	*
Total net revenue	5,487	5,448	.7	10,811	10,485	3.1
Noninterest expense	3,023	2,992	1.0	5,967	5,741	3.9
Provision for credit losses	350	327	7.0	695	657	5.8
Income before taxes	2,114	2,129	(.7)	4,149	4,087	1.5
Income taxes and taxable-equivalent adjustment	602	593	1.5	1,151	1,150	.1
Net income	1,512	1,536	(1.6)	2,998	2,937	2.1
Net (income) loss attributable to noncontrolling interests	(12)	(14)	14.3	(25)	(29)	13.8
Net income attributable to U.S. Bancorp	$1,500	$1,522	(1.4)	$2,973	$2,908	2.2
Net income applicable to U.S. Bancorp common shareholders	$1,430	$1,435	(.3)	$2,817	$2,764	1.9
Per Common Share
Earnings per share	$.85	$.83	2.4%	$1.67	$1.60	4.4%
Diluted earnings per share	.85	.83	2.4	1.66	1.59	4.4
Dividends declared per share	.280	.255	9.8	.560	.510	9.8
Book value per share	25.55	24.37	4.8
Market value per share	51.92	40.33	28.7
Average common shares outstanding	1,684	1,725	(2.4)	1,689	1,731	(2.4)
Average diluted common shares outstanding	1,690	1,731	(2.4)	1,695	1,737	(2.4)
Financial Ratios
Return on average assets	1.35%	1.43%		1.35%	1.38%
Return on average common equity	13.4	13.8		13.4	13.4
Net interest margin (taxable-equivalent basis) (a)	3.04	3.02		3.04	3.04
Efficiency ratio (b)	55.2	54.9		55.4	54.8
Net charge-offs as a percent of average loans outstanding	.49	.48		.50	.48
Average Balances
Loans	$275,528	$266,582	3.4%	$274,350	$264,432	3.8%
Loans held for sale	2,806	3,796	(26.1)	3,214	3,481	(7.7)
Investment securities (c)	111,368	107,132	4.0	111,067	106,581	4.2
Earning assets	403,883	385,368	4.8	401,595	381,788	5.2
Assets	446,105	428,750	4.0	443,721	425,153	4.4
Noninterest-bearing deposits	82,710	79,171	4.5	81,729	78,870	3.6
Deposits	331,172	307,386	7.7	329,810	301,632	9.3
Short-term borrowings	14,538	21,103	(31.1)	13,873	24,251	(42.8)
Long-term debt	36,271	36,478	(.6)	35,775	35,643	.4
Total U.S. Bancorp shareholders’ equity	48,273	47,184	2.3	48,099	46,961	2.4

	June 30, 2017	December 31, 2016
Period End Balances
Loans	$277,283	$273,207	1.5%
Investment securities	111,114	109,275	1.7
Assets	463,844	445,964	4.0
Deposits	347,262	334,590	3.8
Long-term debt	37,814	33,323	13.5
Total U.S. Bancorp shareholders’ equity	48,320	47,298	2.2
Asset Quality
Nonperforming assets	$1,349	$1,603	(15.8)%
Allowance for credit losses	4,377	4,357	.5
Allowance for credit losses as a percentage of period-end loans	1.58%	1.59%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.5%	9.4%
Tier 1 capital	11.1	11.0
Total risk-based capital	13.2	13.2
Leverage	9.1	9.0
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.0	12.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)	11.7	11.7
Tangible common equity to tangible assets (b)	7.5	7.5
Tangible common equity to risk-weighted assets (b)	9.4	9.2

*	Not meaningful
(a)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 31.
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the second quarter of 2017, or $0.85 per diluted common share, compared with $1.5 billion, or $0.83 per diluted common share, for the second quarter of 2016. Return on average assets and return on average common equity were 1.35 percent and 13.4 percent, respectively, for the second quarter of 2017, compared with 1.43 percent and 13.8 percent, respectively, for the second quarter of 2016.

Total net revenue for the second quarter of 2017 was $39 million (0.7 percent) higher than the second quarter of 2016, reflecting a 6.0 percent increase in net interest income (5.9 percent on a taxable-equivalent basis), partially offset by a 5.2 percent decrease in noninterest income. The increase in net interest income from the second quarter of 2016 was mainly a result of loan growth and the impact of higher interest rates. The noninterest income decrease was primarily due to equity investment income recognized in the second quarter of 2016 related to the sale of the Company’s membership in Visa Europe Limited (“Visa Europe”) to Visa Inc., partially offset by higher payment services revenue, trust and investment management fees and treasury management fees in the second quarter of 2017.

Noninterest expense in the second quarter of 2017 was $31 million (1.0 percent) higher than the second quarter of 2016, reflecting increased compensation expense related to hiring to support business growth and compliance programs, merit increases and higher variable compensation, as well as a Federal Deposit Insurance Corporation (“FDIC”) insurance surcharge which began in late 2016. The increase from the second quarter of 2016 was partially offset by an increase in reserves related to legal and regulatory matters and a charitable contribution both recognized in the second quarter of 2016.

The provision for credit losses for the second quarter of 2017 of $350 million was $23 million (7.0 percent) higher than the second quarter of 2016. Net charge-offs in the second quarter of 2017 were $340 million, compared with $317 million in the second quarter of 2016. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first six months of 2017 was $3.0 billion, or $1.66 per diluted common share, compared with $2.9 billion, or $1.59 per diluted common share, for the first six months of 2016. Return on average assets and return on average common equity were 1.35 percent and 13.4 percent, respectively, for the first six months of 2017, compared with 1.38 percent and 13.4 percent, respectively, for the first six months of 2016.

Total net revenue for the first six months of 2017 was $326 million (3.1 percent) higher than the first six months of 2016, reflecting a 5.0 percent increase in net interest income (4.8 percent on a taxable-equivalent basis) and a 1.0 percent increase in noninterest income. The increase in net interest income from a year ago was mainly a result of loan growth and the impact of higher interest rates. The noninterest income increase was driven by higher payment services revenue, trust and investment management fees and treasury management fees, partially offset by lower equity investment income, reflecting the impact of the second quarter 2016 Visa Europe sale.

Noninterest expense in the first six months of 2017 was $226 million (3.9 percent) higher than the first six months of 2016, the result of increased compensation expense related to hiring to support business growth and compliance programs, merit increases and higher variable compensation, as well as the FDIC insurance surcharge, partially offset by the increase in reserves related to legal and regulatory matters and charitable contribution recognized in the second quarter of 2016.

The provision for credit losses for the first six months of 2017 of $695 million was $38 million (5.8 percent) higher than the first six months of 2016. Net charge-offs in the first six months of 2017 were $675 million, compared with $632 million in the first six months of 2016. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $3.1 billion in the second quarter and $6.1 billion in the first six months of 2017, representing increases of $172 million (5.9 percent) and $279 million (4.8 percent), respectively, over the same periods of 2016. The increases were principally driven by loan growth and the impact of higher interest rates. Average earning assets were $18.5 billion (4.8 percent) higher in the second quarter and $19.8 billion (5.2 percent) higher in the first six months of 2017, compared with the same periods of 2016, reflecting increases in loans and investment securities and higher average cash balances to meet certain regulatory liquidity expectations. The net interest margin, on a taxable-equivalent basis, in the second quarter of 2017 was 3.04 percent, compared with 3.02 percent in the second quarter of 2016. The increase in the net interest margin from the second quarter of 2016 was due to rising interest rates partially offset by loan portfolio mix, lower reinvestment rates on maturing securities through the first quarter of 2017 and higher cash balances. The net interest margin, on a taxable-equivalent basis, in the first six months of 2017 was 3.04 percent, unchanged from the same period of the prior year. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average investment securities in the second quarter and first six months of 2017 were $4.2 billion (4.0 percent) and $4.5 billion (4.2 percent) higher, respectively, than the same periods of 2016, primarily due to purchases of U.S. Treasury and U.S. government agency-backed securities, net of prepayments and maturities, in support of liquidity management.

Average total loans in the second quarter and first six months of 2017 were $8.9 billion (3.4 percent) and $9.9 billion (3.8 percent) higher, respectively, than the same periods of 2016, due to growth in commercial loans, residential mortgages, other retail loans and credit card loans. The increases were driven by higher demand for loans from new and existing customers. These increases were partially offset by a decline in loans covered by loss sharing agreements with the FDIC, a run-off portfolio. In addition, average commercial real estate loans decreased in the second quarter of 2017, compared with the same period of the prior year, primarily the result of customers paying down balances.

Average total deposits for the second quarter and first six months of 2017 were $23.8 billion (7.7 percent) and $28.2 billion (9.3 percent) higher, respectively, than the same periods of 2016. Average noninterest-bearing deposits for the second quarter and first six months of 2017 increased $3.5 billion (4.5 percent) and $2.9 billion (3.6 percent), respectively, over the same periods of 2016, while average total savings deposits for the second quarter and first six months of 2017 increased $23.6 billion (12.2 percent) and $28.5 billion (15.1 percent), respectively, over the same periods of 2016. The increases in noninterest-bearing and total savings deposit balances were the result of growth across all business lines. Average time deposits for the second quarter and first six months of 2017 were $3.3 billion (9.8 percent) and $3.2 billion (9.4 percent) lower, respectively, than the same periods of 2016. The decreases were largely related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2017 increased $23 million (7.0 percent) and $38 million (5.8 percent), respectively, over the same periods of 2016. The provision for credit losses was $10 million higher than net charge-offs in the second quarter and $20 million higher than net-charge-offs in the first six months of 2017. The provision for credit losses was higher than net charge-offs by $10 million and $25 million in the second quarter and first six months of 2016, respectively. The increase in the allowance for credit losses during the second quarter and first six months of 2017 was primarily driven by loan portfolio growth. Net charge-offs increased $23 million (7.3 percent) and $43 million (6.8 percent) in the second quarter and first six months of 2017, respectively, compared with the same periods of the prior year, primarily due to higher credit card and other retail loan net charge-offs, partially offset by lower net charge-offs related to residential mortgages and commercial and commercial real estate loans. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Credit and debit card revenue	$319	$296	7.8%	$611	$562	8.7%
Corporate payment products revenue	184	181	1.7	363	351	3.4
Merchant processing services	407	403	1.0	785	776	1.2
ATM processing services	90	84	7.1	175	164	6.7
Trust and investment management fees	380	358	6.1	748	697	7.3
Deposit service charges	184	179	2.8	361	347	4.0
Treasury management fees	160	147	8.8	313	289	8.3
Commercial products revenue	210	238	(11.8)	417	435	(4.1)
Mortgage banking revenue	212	238	(10.9)	419	425	(1.4)
Investment products fees	41	39	5.1	81	79	2.5
Securities gains (losses), net	9	3	*	38	6	*
Other	223	386	(42.2)	437	570	(23.3)
Total noninterest income	$2,419	$2,552	(5.2)%	$4,748	$4,701	1.0%

*	Not meaningful.

Noninterest Income Noninterest income was $2.4 billion in the second quarter and $4.7 billion in the first six months of 2017, representing a decrease of $133 million (5.2 percent) and an increase of $47 million (1.0 percent), respectively, compared with the same periods of 2016. The decrease in the second quarter of 2017, compared with the second quarter of 2016, was primarily due to decreases in other revenue, commercial products revenue and mortgage banking revenue, partially offset by increases in payment services revenue, trust and investment management fees, and treasury management fees. The increase in the first six months of 2017, compared with the same period of the prior year, was driven by increases in payment services revenue, trust and investment management fees and treasury management fees, as well as higher gains on sales of investment securities, partially offset by decreases in other revenue and commercial products revenue. Payment services revenue was higher principally due to an increase in credit and debit card revenue, driven by higher sales volumes. Merchant processing services revenue increased 1.0 percent in the second quarter and 1.2 percent in the first six months of 2017, compared with the same periods of 2016. Adjusted for the impact of foreign currency rate changes, the year-over-year increases would have both been approximately 2.7 percent. Trust and investment management fees were higher primarily due to favorable market conditions and account growth, and treasury management fees increased due to higher transaction volume. Commercial products revenue decreased primarily due to significant market activity in the second quarter of 2016, while mortgage banking revenue declined due to lower origination and sales volume from home refinancing. Refinancing activities were significantly higher in the second quarter of 2016 due to lower long-term interest rates. Other revenue decreased primarily due to lower equity investment income, reflecting the impact of the second quarter 2016 Visa Europe sale.

Noninterest Expense Noninterest expense was $3.0 billion in the second quarter and $6.0 billion in the first six months of 2017, representing increases of $31 million (1.0 percent) and $226 million (3.9 percent), respectively, over the same periods of 2016. The increases from a year ago were primarily due to higher compensation expense, partially offset by lower marketing and business development expense and other expense. Compensation expense increased principally due to the impact of hiring to support business growth and compliance programs, merit increases and higher variable compensation. Marketing and business development expense decreased primarily due to the impact of the charitable contribution in the second quarter of 2016. Other expense was lower, primarily due to the impact of the increase in reserves related to legal and regulatory matters recorded in the second quarter of 2016, partially offset by the FDIC insurance surcharge which began in late 2016.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Compensation	$1,416	$1,277	10.9%	$2,807	$2,526	11.1%
Employee benefits	287	278	3.2	601	578	4.0
Net occupancy and equipment	255	243	4.9	502	491	2.2
Professional services	105	121	(13.2)	201	219	(8.2)
Marketing and business development	109	149	(26.8)	199	226	(11.9)
Technology and communications	242	241	.4	477	474	.6
Postage, printing and supplies	81	77	5.2	162	156	3.8
Other intangibles	43	44	(2.3)	87	89	(2.2)
Other	485	562	(13.7)	931	982	(5.2)
Total noninterest expense	$3,023	$2,992	1.0%	$5,967	$5,741	3.9%
Efficiency ratio (a)	55.2%	54.9%		55.4%	54.8%

a)	See Non-GAAP Financial Measures beginning on page 31.

Income Tax Expense The provision for income taxes was $551 million (an effective rate of 26.7 percent) for the second quarter and $1.1 billion (an effective rate of 25.9 percent) for the first six months of 2017, compared with $542 million (an effective rate of 26.1 percent) and $1.0 billion (an effective rate of 26.3 percent) for the same periods of 2016. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $277.3 billion at June 30, 2017, compared with $273.2 billion at December 31, 2016, an increase of $4.1 billion (1.5 percent). The increase was driven primarily by higher commercial loans, residential mortgages and other retail loans, partially offset by lower commercial real estate loans, credit card loans and covered loans.

Commercial loans increased $3.5 billion (3.7 percent) at June 30, 2017, compared with December 31, 2016, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $1.5 billion (2.7 percent) at June 30, 2017, compared with December 31, 2016, as origination activity more than offset the effect of customers paying down balances in the first six months of 2017. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Other retail loans increased $1.6 billion (2.9 percent) at June 30, 2017, compared with December 31, 2016, primarily driven by higher retail leasing and installment loans, partially offset by decreases in student loans, home equity loans and revolving credit balances.

Commercial real estate loans decreased $1.2 billion (2.8 percent) at June 30, 2017, compared with December 31, 2016, primarily the result of customers paying down balances.

Credit card loans decreased $888 million (4.1 percent) at June 30, 2017, compared with December 31, 2016, primarily the result of customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.7 billion at June 30, 2017, compared with $4.8 billion at December 31, 2016. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the second quarter of 2017. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $111.1 billion at June 30, 2017, compared with $109.3 billion at December 31, 2016. The $1.8 billion (1.7 percent) increase was primarily due to $1.5 billion of net investment purchases and a $417 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2017 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$4,257	$4,249	.5	.83%	$225	$225	.1	1.02%
Maturing after one year through five years	12,658	12,594	2.9	1.37	954	959	2.8	1.81
Maturing after five years through ten years	3,717	3,694	5.8	1.88	4,261	4,201	6.3	1.81
Maturing after ten years	1	2	10.2	4.15	–	–	–	–
Total	$20,633	$20,539	2.9	1.35%	$5,440	$5,385	5.5	1.78%
Mortgage-Backed Securities (a)
Maturing in one year or less	$121	$124	.6	4.04%	$204	$205	.6	3.01%
Maturing after one year through five years	21,776	21,724	4.3	2.05	26,557	26,432	3.8	2.07
Maturing after five years through ten years	17,636	17,474	5.9	2.14	11,285	11,180	5.6	2.23
Maturing after ten years	1,650	1,654	12.1	2.17	136	136	11.7	2.08
Total	$41,183	$40,976	5.3	2.09%	$38,182	$37,953	4.3	2.12%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$2	.8	2.12%
Maturing after one year through five years	346	350	4.0	3.23	4	5	2.9	1.88
Maturing after five years through ten years	84	87	5.4	2.78	3	3	6.9	1.93
Maturing after ten years	–	–	–	–	–	5	16.8	1.76
Total	$430	$437	4.3	3.14%	$7	$15	4.5	1.91%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$824	$828	.2	7.39%	$–	$–	–	–%
Maturing after one year through five years	555	583	3.1	6.12	1	1	3.5	8.18
Maturing after five years through ten years	2,787	2,809	8.6	5.46	5	6	8.5	2.78
Maturing after ten years	1,303	1,249	18.9	5.05	–	–	–	–
Total	$5,469	$5,469	9.2	5.72%	$6	$7	8.0	3.37%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$2	$2	.3	1.68%
Maturing after one year through five years	–	–	–	–	22	22	3.1	2.00
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$–	$–	–	–%	$24	$24	2.8	1.97%
Other Investments	$24	$34	–	–%	$–	$–	–	–%
Total investment securities (d)	$67,739	$67,455	4.9	2.17%	$43,659	$43,384	4.5	2.08%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.1 years at December 31, 2016, with a corresponding weighted-average yield of 2.06 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.6 years at December 31, 2016, with a corresponding weighted-average yield of 1.93 percent.
(e)	Weighted-average yields are presented on a fully-taxable equivalent basis under a tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Weighted-average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	June 30, 2017		December 31, 2016
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$26,073	23.4%	$22,560	20.5%
Mortgage-backed securities	79,365	71.3	81,698	74.3
Asset-backed securities	437	.4	483	.4
Obligations of state and political subdivisions	5,475	4.9	5,173	4.7
Other debt securities and investments	48	–	62	.1
Total investment securities	$111,398	100.0%	$109,976	100.0%

U.S. Bancorp	7

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At June 30, 2017, the Company’s net unrealized losses on available-for-sale securities were $284 million, compared with $701 million at December 31, 2016. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. Treasury, U.S. government agency-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $625 million at June 30, 2017, compared with $1.0 billion at December 31, 2016. At June 30, 2017, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $347.3 billion at June 30, 2017, compared with $334.6 billion at December 31, 2016, the result of increases in noninterest-bearing deposits, total savings deposits and time deposits. Noninterest-bearing deposits increased $6.9 billion (8.1 percent) at June 30, 2017, compared with December 31, 2016, primarily due to higher corporate trust balances, partially offset by lower Wholesale Banking and Commercial Real Estate balances. Interest checking balances increased $2.4 billion (3.6 percent) primarily due to higher Consumer and Small Business Banking, and Wholesale Banking and Commercial Real Estate balances, partially offset by lower Wealth Management and Securities Services balances. Savings account balances increased $1.8 billion (4.3 percent), primarily due to higher Consumer and Small Business Banking balances. Money market deposit balances decreased $3.6 billion (3.3 percent) at June 30, 2017, compared with December 31, 2016, primarily due to lower Wholesale Banking and Commercial Real Estate balances, partially offset by higher Wealth Management and Securities Services balances. Time deposits increased $5.2 billion (17.0 percent) at June 30, 2017, compared with December 31, 2016, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics, partially offset by lower Consumer and Small Business Banking balances resulting from maturities.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $14.4 billion at June 30, 2017, compared with $14.0 billion at December 31, 2016. The $449 million (3.2 percent) increase in short-term borrowings was primarily due to higher other short-term borrowings balances, partially offset by lower commercial paper balances. Long-term debt was $37.8 billion at June 30, 2017, compared with $33.3 billion at December 31, 2016. The $4.5 billion (13.5 percent) increase was primarily due to issuances of $3.9 billion of medium-term notes and $2.6 billion of bank notes, partially offset by $1.3 billion of medium-term note maturities and a $781 million decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

Management regularly provides reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern, and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes, litigation developments, and technology and cybersecurity;

U.S. Bancorp	9

•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk;
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security, or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputational and strategic risk considerations, impacts and responses.

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

In addition, credit quality ratings as defined by the Company are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. The Company obtains recent collateral value estimates for the majority of its residential mortgage and home equity and second mortgage portfolios, which allows the Company to compute estimated loan-to-value (“LTV”) ratios reflecting current market conditions. These individual refreshed LTV ratios are considered in the determination of the appropriate allowance for credit losses. However, the underwriting criteria the Company employs consider the relevant income and credit characteristics of the borrower, such that the collateral is not the primary source of repayment. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for a more detailed discussion on credit risk management processes.

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

Included within the commercial lending segment are energy loans, which represented 0.9 percent of the Company’s total loans outstanding at June 30, 2017. The

10	U.S. Bancorp

effects of low energy prices beginning in late 2014, have resulted in higher than historical levels of criticized commitments and nonperforming assets at June 30, 2017 and December 31, 2016.

The following table provides a summary of the Company’s energy loans:

(Dollars in Millions)	June 30, 2017	December 31, 2016
Loans outstanding	$2,452	$2,642
Total commitments	10,298	10,955
Total criticized commitments	1,679	2,847
Nonperforming assets	155	257
Allowance for credit losses as a percentage of loans outstanding	6.7%	7.8%

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At June 30, 2017, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 8 percent, of the outstanding home equity line balances at June 30, 2017, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated LTV information on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at June 30, 2017:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$1,824	$48,272	$50,096	85.2%
Over 80% through 90%	30	3,607	3,637	6.2
Over 90% through 100%	5	806	811	1.4
Over 100%	6	676	682	1.1
No LTV available	1	59	60	.1
Loans purchased from GNMA mortgage pools (a)	–	3,510	3,510	6.0
Total	$1,866	$56,930	$58,796	100.0%
Borrower Type
Prime borrowers	$1,865	$52,126	$53,991	91.8%
Sub-prime borrowers	–	879	879	1.5
Other borrowers	1	415	416	.7
Loans purchased from GNMA mortgage pools (a)	–	3,510	3,510	6.0
Total	$1,866	$56,930	$58,796	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,473	$576	$12,049	73.9%
Over 80% through 90%	2,307	700	3,007	18.4
Over 90% through 100%	607	130	737	4.5
Over 100%	377	31	408	2.5
No LTV/CLTV available	95	14	109	.7
Total	$14,859	$1,451	$16,310	100.0%
Borrower Type
Prime borrowers	$14,553	$1,359	$15,912	97.6%
Sub-prime borrowers	54	82	136	.8
Other borrowers	252	10	262	1.6
Total	$14,859	$1,451	$16,310	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.2 percent of the Company’s total assets at June 30, 2017 and December 31, 2016. The Company considers sub-prime loans to be loans made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.3 billion at June 30, 2017, compared with $16.4 billion at December 31, 2016, and included $4.8 billion of home equity lines in a first lien position and $11.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2017, included approximately $4.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2017:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,802	$6,660	$11,462
Percent 30-89 days past due	.30%	.35%	.33%
Percent 90 days or more past due	.10%	.08%	.09%
Weighted-average CLTV	73%	70%	71%
Weighted-average credit score	776	770	773

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2017	December 31, 2016
Commercial
Commercial	.06%	.06%
Lease financing	–	–
Total commercial	.05	.06
Commercial Real Estate
Commercial mortgages	–	.01
Construction and development	.02	.05
Total commercial real estate	–	.02
Residential Mortgages (a)	.20	.27
Credit Card	1.10	1.16
Other Retail
Retail leasing	.01	.02
Home equity and second mortgages	.25	.25
Other	.11	.13
Total other retail (b)	.14	.15
Total loans, excluding covered loans	.17	.20
Covered Loans	4.71	5.53
Total loans	.23%	.28%

90 days or more past due including nonperforming loans	June 30, 2017	December 31, 2016
Commercial	.39%	.57%
Commercial real estate	.29	.31
Residential mortgages (a)	1.10	1.31
Credit card	1.10	1.18
Other retail (b)	.42	.45
Total loans, excluding covered loans	.59	.71
Covered loans	5.06	5.68
Total loans	.64%	.78%

(a)	Delinquent loan ratios exclude $2.1 billion at June 30, 2017, and $2.5 billion at December 31, 2016, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 4.64 percent at June 30, 2017, and 5.73 percent at December 31, 2016.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..55 percent at June 30, 2017, and .63 percent at December 31, 2016.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $639 million ($477 million excluding covered loans) at June 30, 2017, compared with $764 million ($552 million excluding covered loans) at December 31, 2016. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.23 percent (0.17 percent excluding covered loans) at June 30, 2017, compared with 0.28 percent (0.20 percent excluding covered loans) at December 31, 2016.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Residential Mortgages (a)
30-89 days	$126	$151	.22%	.26%
90 days or more	118	156	.20	.27
Nonperforming	530	595	.90	1.04
Total	$774	$902	1.32%	1.57%
Credit Card
30-89 days	$254	$284	1.22%	1.31%
90 days or more	229	253	1.10	1.16
Nonperforming	1	3	–	.01
Total	$484	$540	2.32%	2.48%
Other Retail
Retail Leasing
30-89 days	$17	$18	.22%	.28%
90 days or more	1	1	.01	.02
Nonperforming	5	2	.07	.03
Total	$23	$21	.30%	.33%
Home Equity and Second Mortgages
30-89 days	$56	$60	.33%	.37%
90 days or more	40	41	.25	.25
Nonperforming	120	128	.74	.78
Total	$216	$229	1.32%	1.40%
Other (b)
30-89 days	$202	$206	.65%	.66%
90 days or more	36	41	.11	.13
Nonperforming	33	27	.10	.09
Total	$271	$274	.86%	.88%

(a)	Excludes $240 million of loans 30-89 days past due and $2.1 billion of loans 90 days or more past due at June 30, 2017, purchased from GNMA mortgage pools that continue to accrue interest, compared with $273 million and $2.5 billion at December 31, 2016, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
30-89 days	$49	$55	1.43%	1.43%
90 days or more	162	212	4.71	5.53
Nonperforming	12	6	.35	.16
Total	$223	$273	6.49%	7.12%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2017, performing TDRs were $4.3 billion, compared with $4.2 billion at December 31, 2016. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

14	U.S. Bancorp

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2017 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$334	3.5%	1.2%	$219	(a)	$553
Commercial real estate	162	2.5	–	23	(b)	185
Residential mortgages	1,628	2.1	3.7	378		2,006	(d)
Credit card	229	10.0	6.2	1	(c)	230
Other retail	120	4.2	4.7	48	(c)	168	(e)
TDRs, excluding GNMA and covered loans	2,473	3.1	3.4	669		3,142
Loans purchased from GNMA mortgage pools (g)	1,774	–	–	–		1,774	(f)
Covered loans	29	3.8	7.4	4		33
Total	$4,276	1.8%	2.0%	$673		$4,949

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $333 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $55 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $81 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $9 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $242 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $633 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(g)	Approximately 2.5 percent and 59.5 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2017	December 31, 2016
Commercial
Commercial	$283	$443
Lease financing	39	40
Total commercial	322	483
Commercial Real Estate
Commercial mortgages	84	87
Construction and development	35	37
Total commercial real estate	119	124
Residential Mortgages (b)	530	595
Credit Card	1	3
Other Retail
Retail leasing	5	2
Home equity and second mortgages	120	128
Other	33	27
Total other retail	158	157
Total nonperforming loans, excluding covered loans	1,130	1,362
Covered Loans	12	6
Total nonperforming loans	1,142	1,368
Other Real Estate (c)(d)	157	186
Covered Other Real Estate (d)	25	26
Other Assets	25	23
Total nonperforming assets	$1,349	$1,603
Total nonperforming assets, excluding covered assets	$1,312	$1,571
Excluding covered assets
Accruing loans 90 days or more past due (b)	$477	$552
Nonperforming loans to total loans	.41%	.51%
Nonperforming assets to total loans plus other real estate (c)	.48%	.58%
Including covered assets
Accruing loans 90 days or more past due (b)	$639	$764
Nonperforming loans to total loans	.41%	.50%
Nonperforming assets to total loans plus other real estate (c)	.49%	.59%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2016	$623	$948	$32	$1,603
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	249	212	14	475
Advances on loans	7	–	–	7
Total additions	256	212	14	482
Reductions in nonperforming assets
Paydowns, payoffs	(258)	(114)	(1)	(373)
Net sales	(25)	(92)	(8)	(125)
Return to performing status	(4)	(74)	–	(78)
Charge-offs (e)	(136)	(24)	–	(160)
Total reductions	(423)	(304)	(9)	(736)
Net additions to (reductions in) nonperforming assets	(167)	(92)	5	(254)
Balance June 30, 2017	$456	$856	$37	$1,349

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $2.1 billion and $2.5 billion at June 30, 2017, and December 31, 2016, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $338 million and $373 million at June 30, 2017, and December 31, 2016, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at June 30, 2017.

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

At June 30, 2017, total nonperforming assets were $1.3 billion, compared with $1.6 billion at December 31, 2016. The $254 million (15.8 percent) decrease in nonperforming assets was driven by improvements in commercial loans, residential mortgages and OREO. Nonperforming covered assets were $37 million at June 30, 2017, compared with $32 million at December 31, 2016. The ratio of total nonperforming assets to total loans and other real estate was 0.49 percent at June 30, 2017, compared with 0.59 percent at December 31, 2016.

OREO, excluding covered assets, was $157 million at June 30, 2017, compared with $186 million at December 31, 2016, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Residential
Illinios	$14	$15	.32%	.35%
Minnesota	12	12	.19	.19
Washington	10	8	.23	.19
Ohio	10	9	.35	.31
Florida	8	9	.52	.61
All other states	95	122	.17	.22
Total residential	149	175	.20	.24
Commercial
California	4	4	.02	.02
Tennessee	1	1	.04	.04
Idaho	1	–	.06	–
Virginia	–	1	–	.05
New Mexico	–	–	–	–
All other states	2	5	–	–
Total commercial	8	11	.01	.01
Total	$157	$186	.06%	.07%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $340 million for the second quarter and $675 million for the first six months of 2017, compared with $317 million and $632 million for the same periods of 2016. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2017 was 0.49 percent and 0.50 percent, respectively, compared with 0.48 percent for both the second quarter and first six months of 2016. The year-over-year increases in total net charge-offs reflected higher credit card and other retail loan net charge-offs, partially offset by lower net charge-offs related to residential mortgages and commercial and commercial real estate loans.

U.S. Bancorp	17

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial
Commercial	.33%	.34%	.33%	.36%
Lease financing	.22	.38	.26	.38
Total commercial	.33	.34	.33	.36
Commercial Real Estate
Commercial mortgages	(.09)	(.05)	(.05)	(.04)
Construction and development	(.07)	.15	(.05)	.02
Total commercial real estate	(.08)	–	(.05)	(.02)
Residential Mortgages	.05	.12	.07	.13
Credit Card	3.97	3.39	3.83	3.33
Other Retail
Retail leasing	.11	.15	.15	.11
Home equity and second mortgages	(.02)	(.02)	(.02)	.01
Other	.75	.68	.75	.69
Total other retail	.43	.40	.44	.41
Total loans, excluding covered loans	.50	.49	.50	.49
Covered Loans	–	–	–	–
Total loans	.49%	.48%	.50%	.48%

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with the FDIC. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the adequacy of the allowance for incurred losses on a quarterly basis.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2017, the Company serviced the first lien on 42 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the

18	U.S. Bancorp

Company estimated $326 million or 2.0 percent of the total home equity portfolio at June 30, 2017, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

At June 30, 2017, the allowance for credit losses was $4.4 billion (1.58 percent of period-end loans), compared with an allowance of $4.4 billion (1.59 percent of period-end loans) at December 31, 2016. The ratio of the allowance for credit losses to nonperforming loans was 383 percent at June 30, 2017, compared with 318 percent at December 31, 2016. The ratio of the allowance for credit losses to annualized loan net charge-offs was 321 percent at June 30, 2017, compared with 343 percent of full year 2016 net charge-offs at December 31, 2016.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Balance at beginning of period	$4,366	$4,320	$4,357	$4,306
Charge-Offs
Commercial
Commercial	97	99	187	203
Lease financing	7	8	13	15
Total commercial	104	107	200	218
Commercial real estate
Commercial mortgages	2	2	4	3
Construction and development	–	5	1	7
Total commercial real estate	2	7	5	10
Residential mortgages	16	25	33	48
Credit card	227	189	439	377
Other retail
Retail leasing	4	3	8	5
Home equity and second mortgages	9	10	17	19
Other	75	66	152	135
Total other retail	88	79	177	159
Covered loans (a)	–	–	–	–
Total charge-offs	437	407	854	812
Recoveries
Commercial
Commercial	22	25	41	51
Lease financing	4	3	6	5
Total commercial	26	28	47	56
Commercial real estate
Commercial mortgages	9	6	12	9
Construction and development	2	1	4	6
Total commercial real estate	11	7	16	15
Residential mortgages	8	8	13	12
Credit card	23	19	45	43
Other retail
Retail leasing	2	1	3	2
Home equity and second mortgages	10	11	19	18
Other	17	16	36	34
Total other retail	29	28	58	54
Covered loans (a)	–	–	–	–
Total recoveries	97	90	179	180
Net Charge-Offs
Commercial
Commercial	75	74	146	152
Lease financing	3	5	7	10
Total commercial	78	79	153	162
Commercial real estate
Commercial mortgages	(7)	(4)	(8)	(6)
Construction and development	(2)	4	(3)	1
Total commercial real estate	(9)	–	(11)	(5)
Residential mortgages	8	17	20	36
Credit card	204	170	394	334
Other retail
Retail leasing	2	2	5	3
Home equity and second mortgages	(1)	(1)	(2)	1
Other	58	50	116	101
Total other retail	59	51	119	105
Covered loans (a)	–	–	–	–
Total net charge-offs	340	317	675	632
Provision for credit losses	350	327	695	657
Other changes (b)	1	(1)	–	(2)
Balance at end of period (c)	$4,377	$4,329	$4,377	$4,329
Components
Allowance for loan losses	$3,856	$3,806
Liability for unfunded credit commitments	521	523
Total allowance for credit losses	$4,377	$4,329
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.59%	1.62%
Nonperforming loans, excluding covered loans	385	311
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	270	231
Nonperforming assets, excluding covered assets	331	263
Annualized net charge-offs, excluding covered loans	319	337
Period-end loans	1.58%	1.61%
Nonperforming loans	383	312
Nonperforming and accruing loans 90 days or more past due	246	205
Nonperforming assets	324	259
Annualized net charge-offs	321	340

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At June 30, 2017 and 2016, $1.6 billion and $1.5 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

20	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2017, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2016. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2016, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on operational risk management.

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

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset and Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at June 30, 2017 and December 31, 2016, the Company was within those limits.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (“stable”) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 2.03 percent in the “Up 50 basis point (“bps”)” and 3.87 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 1.3 percent decrease in the market value of equity at June 30, 2017, compared with a 1.9 percent decrease at December 31, 2016. A 200 bps decrease, where possible given current rates, would have resulted in a 10.0 percent decrease in the market value of equity at June 30, 2017, compared with an 8.1 percent decrease at December 31, 2016. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on market value of equity modeling.

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	June 30, 2017				December 31, 2016
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.57)%	1.48%	*	1.94%	(2.82)%	1.52%	*	1.82%

*	Given the level of interest rates, downward rate scenario is not computed.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2017, the Company had $5.5 billion of forward commitments to sell, hedging $2.5 billion of MLHFS and $3.9 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

22	U.S. Bancorp

market risk management, including exposure limits for each portfolio. The Company uses a Value at Risk (“VaR”) approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year for its trading businesses. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30, (Dollars in Millions)	2017	2016
Average	$1	$1
High	1	1
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the six months ended June 30, 2017 and 2016. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30, (Dollars in Millions)	2017	2016
Average	$4	$4
High	5	5
Low	3	2
Period-end	3	5

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30, (Dollars in Millions)	2017	2016
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$–	$–
High	1	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$8	$8
High	10	9
Low	6	4

Liquidity Risk Management The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its

U.S. Bancorp	23

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At June 30, 2017, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $99.9 billion, compared with $100.6 billion at December 31, 2016. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2017, the Company could have borrowed an additional $88.2 billion at the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $347.3 billion at June 30, 2017, compared with $334.6 billion at December 31, 2016. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $37.8 billion at June 30, 2017, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $14.4 billion at June 30, 2017, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company’s liquidity. The Company establishes limits for the minimal number of months into the future where the parent company can meet existing and forecasted obligations with cash and securities held that can be readily monetized. The Company measures and manages this limit in both normal and adverse conditions. The Company maintains sufficient funding to meet expected capital and debt service obligations for 24 months without the support of dividends from subsidiaries and assuming access to the wholesale markets is maintained. The Company maintains sufficient liquidity to meet its capital and debt service obligations for 12 months under adverse conditions without the support of dividends from subsidiaries or access to the wholesale markets. The parent company is currently well in excess of required liquidity minimums.

At June 30, 2017, parent company long-term debt outstanding was $15.7 billion, compared with $13.0 billion at December 31, 2016. The increase was primarily due to the issuance of $3.9 billion of medium-term notes, partially offset by $1.3 billion of medium-term note maturities. As of June 30, 2017, there was no parent company debt scheduled to mature in the remainder of 2017.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At June 30, 2017, the Company was compliant with this requirement.

Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on liquidity risk management.

European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2017, the Company had an aggregate amount on deposit with European banks of approximately $7.9 billion, predominately with the Central Bank of Ireland and Bank of England.

24	U.S. Bancorp

In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary, manages money market funds that hold certain investments in European sovereign debt. Any deterioration in economic conditions in Europe is unlikely to have a significant effect on the Company related to these activities.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangements to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit and various forms of guarantees that may be considered off-balance sheet arrangements. Refer to Note 15 of the Notes to Consolidated Financial Statements for further information on these arrangements. The Company does not utilize private label asset securitizations as a source of funding. Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2017 and December 31, 2016. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Effective January 1, 2018, the Company will be subject to a regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. At June 30, 2017, the Company’s SLR exceeded the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $48.3 billion at June 30, 2017, compared with $47.3 billion at December 31, 2016. The increase was primarily the result of corporate earnings, a preferred stock issuance and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss). This increase was partially offset by common share repurchases, dividends and the redemption of $1.1 billion of preferred stock.

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2017	December 31, 2016
Basel III transitional standardized approach:
Common equity tier 1 capital	$34,408	$33,720
Tier 1 capital	39,943	39,421
Total risk-based capital	47,824	47,355
Risk-weighted assets	361,164	358,237
Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.4%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.0
Total risk-based capital as a percent of risk-weighted assets	13.2	13.2
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.1	9.0
Basel III transitional advanced approaches:
Common equity tier 1 capital	$34,408	$33,720
Tier 1 capital	39,943	39,421
Total risk-based capital	44,836	44,264
Risk-weighted assets	287,124	277,141
Common equity tier 1 capital as a percent of risk-weighted assets	12.0%	12.2%
Tier 1 capital as a percent of risk-weighted assets	13.9	14.2
Total risk-based capital as a percent of risk-weighted assets	15.6	16.0

U.S. Bancorp	25

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.5 percent and 9.4 percent, respectively, at June 30, 2017, compared with 7.5 percent and 9.2 percent, respectively, at December 31, 2016. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.3 percent at June 30, 2017, compared with 9.1 percent at December 31, 2016. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.7 percent at June 30, 2017 and December 31, 2016.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b) (In Millions)
April	6,727,697	(c)	$51.57	6,677,697	$348
May	4,000,092		51.54	4,000,092	141
June	2,677,636		52.06	2,677,636	–
Total	13,405,425	(c)	$51.66	13,355,425	$–

(a)	All shares were purchased under the July 1, 2016 through June 30, 2017, $2.6 billion common stock repurchase program announced on June 29, 2016.
(b)	The dollar value of shares subject to the stock repurchase program announced on June 28, 2017 are not reflected in this column.
(c)	Includes 50,000 shares of common stock purchased, at an average price per share of $50.12, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

On June 28, 2017, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2017 through June 30, 2018.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $291 million of the Company’s net income in the second quarter and $546 million in the first six months of 2017, or increases of $59 million (25.4 percent) and $198 million (56.9 percent), respectively, compared with the same periods of 2016.

26	U.S. Bancorp

Net revenue increased $44 million (5.5 percent) in the second quarter and $138 million (9.0 percent) in the first six months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $56 million (10.3 percent) in the second quarter and $115 million (10.7 percent) in the first six months of 2017, compared with the same periods of 2016. The increases were primarily due to the impact of higher margin benefit on deposits and growth in average loan and deposit balances, partially offset by lower spread on loans reflecting a competitive marketplace. Noninterest income decreased $12 million (4.8 percent) in the second quarter of 2017, compared with the second quarter of 2016, primarily due to lower capital markets volume and higher loan related charges, partially offset by higher commercial leasing revenue. Noninterest income increased $23 million (5.0 percent) in the first six months of 2017, compared with the same period of 2016, driven by an increase in capital markets volume and treasury management fees, partially offset by higher loan related charges.

Noninterest expense increased $36 million (9.9 percent) in the second quarter and $76 million (10.6 percent) in the first six months of 2017, compared with the same periods of 2016, primarily due to increases in variable costs allocated to manage the business, including the impact of the FDIC insurance surcharge on deposit balances, and higher compensation expense, reflecting the impact of increased staffing and merit increases. The provision for credit losses decreased $86 million in the second quarter and $251 million (93.3 percent) in the first six months of 2017, compared with the same periods of 2016, primarily due to favorable changes in the credit quality within the energy sector compared with the prior year, along with lower net charge-offs in the current year.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Small Business Banking contributed $319 million of the Company’s net income in the second quarter and $621 million in the first six months of 2017, or decreases of $12 million (3.6 percent) and $65 million (9.5 percent), respectively, compared with the same periods of 2016.

Net revenue increased $75 million (4.2 percent) in the second quarter and $174 million (5.0 percent) in the first six months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $91 million (7.8 percent) in the second quarter and $156 million (6.7 percent) in the first six months of 2017, compared with the same periods of 2016. The increases were primarily due to the impact of higher margin benefit from deposits along with growth in average loan and deposit balances, partially offset by lower spread on loans. Noninterest income decreased $16 million (2.5 percent) in the second quarter of 2017, compared with the second quarter of 2016, principally driven by lower mortgage banking revenue due to lower origination and sales volume related to refinancing activities, partially offset by the value of MSRs, net of hedging activities. Partially offsetting the impact of lower mortgage banking revenue was higher ATM processing services and treasury management fees. Noninterest income increased $18 million (1.5 percent) in the first six months of 2017, compared with the same period of 2016, reflecting higher ATM processing services fees, treasury management fees and deposit services charges. These increases were partially offset by lower mortgage banking revenue.

Noninterest expense increased $48 million (3.9 percent) in the second quarter and $99 million (4.0 percent) in the first six months of 2017, compared with the same periods of 2016, primarily due to higher compensation and employee benefits expenses, reflecting the impact of increased staffing and merit increases, higher net shared services expense, driven by implementation costs of capital investments to support business growth, and the impact of the FDIC insurance surcharge on deposit balances. The provision for credit losses increased $46 million in the second quarter and $178 million in the first six months of 2017, compared with the same periods of 2016, primarily due to growth in auto loans and leases, higher net charge-offs and higher releases of reserves related to residential mortgages in the prior year as a result of improvements in the portfolio.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $124 million of the Company’s net income in the second quarter and $231 million in the first six months of 2017, or increases of $29 million (30.5 percent) and $61 million (35.9 percent), respectively, compared with the same periods of 2016.

Net revenue increased $77 million (14.7 percent) in the second quarter and $158 million (15.5 percent) in the

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended June 30, (Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$602	$546	10.3%	$1,258	$1,167	7.8%
Noninterest income	238	250	(4.8)	620	636	(2.5)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	840	796	5.5	1,878	1,803	4.2
Noninterest expense	399	363	9.9	1,280	1,231	4.0
Other intangibles	1	1	–	7	8	(12.5)
Total noninterest expense	400	364	9.9	1,287	1,239	3.9
Income before provision and income taxes	440	432	1.9	591	564	4.8
Provision for credit losses	(18)	68	*	90	44	*
Income before income taxes	458	364	25.8	501	520	(3.7)
Income taxes and taxable-equivalent adjustment	167	132	26.5	182	189	(3.7)
Net income	291	232	25.4	319	331	(3.6)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$291	$232	25.4	$319	$331	(3.6)
Average Balance Sheet
Commercial	$73,394	$70,929	3.5%	$10,235	$10,504	(2.6)%
Commercial real estate	20,820	21,153	(1.6)	18,503	18,119	2.1
Residential mortgages	6	7	(14.3)	55,787	53,316	4.6
Credit card	–	–	–	–	–	–
Other retail	1	2	(50.0)	52,486	49,413	6.2
Total loans, excluding covered loans	94,221	92,091	2.3	137,011	131,352	4.3
Covered loans	–	–	–	3,532	4,296	(17.8)
Total loans	94,221	92,091	2.3	140,543	135,648	3.6
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	14	17	(17.6)	2,730	2,399	13.8
Assets	103,099	100,475	2.6	154,245	150,588	2.4
Noninterest-bearing deposits	36,362	36,183	.5	27,304	26,951	1.3
Interest checking	9,547	8,101	17.8	47,372	43,549	8.8
Savings products	45,763	39,933	14.6	60,696	57,238	6.0
Time deposits	13,549	13,384	1.2	12,810	14,249	(10.1)
Total deposits	105,221	97,601	7.8	148,182	141,987	4.4
Total U.S. Bancorp shareholders’ equity	9,921	8,966	10.7	11,436	11,082	3.2

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Six Months Ended June 30, (Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,190	$1,075	10.7%	$2,480	$2,324	6.7%
Noninterest income	482	456	5.7	1,205	1,187	1.5
Securities gains (losses), net	(3)	–	*	–	–	–
Total net revenue	1,669	1,531	9.0	3,685	3,511	5.0
Noninterest expense	790	714	10.6	2,541	2,440	4.1
Other intangibles	2	2	–	14	16	(12.5)
Total noninterest expense	792	716	10.6	2,555	2,456	4.0
Income before provision and income taxes	877	815	7.6	1,130	1,055	7.1
Provision for credit losses	18	269	(93.3)	155	(23)	*
Income before income taxes	859	546	57.3	975	1,078	(9.6)
Income taxes and taxable-equivalent adjustment	313	198	58.1	354	392	(9.7)
Net income	546	348	56.9	621	686	(9.5)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$546	$348	56.9	$621	$686	(9.5)
Average Balance Sheet
Commercial	$72,906	$70,212	3.8%	$10,076	$10,276	(1.9)%
Commercial real estate	21,062	20,897	.8	18,527	18,070	2.5
Residential mortgages	7	7	–	55,519	52,720	5.3
Credit card	–	–	–	–	–	–
Other retail	1	2	(50.0)	52,089	49,208	5.9
Total loans, excluding covered loans	93,976	91,118	3.1	136,211	130,274	4.6
Covered loans	–	–	–	3,624	4,381	(17.3)
Total loans	93,976	91,118	3.1	139,835	134,655	3.8
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	14	18	(22.2)	2,749	2,456	11.9
Assets	102,706	99,459	3.3	153,954	149,299	3.1
Noninterest-bearing deposits	36,622	36,441	.5	27,136	26,457	2.6
Interest checking	9,402	7,481	25.7	46,846	42,841	9.3
Savings products	47,274	37,879	24.8	60,298	56,678	6.4
Time deposits	13,015	12,752	2.1	13,011	14,448	(9.9)
Total deposits	106,313	94,553	12.4	147,291	140,424	4.9
Total U.S. Bancorp shareholders’ equity	9,801	8,892	10.2	11,479	11,051	3.9

*	Not meaningful

28	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change

$187	$122	53.3%	$540	$513	5.3%	$481	$548	(12.2)%	$3,068	$2,896	5.9%
413	401	3.0	909	923	(1.5)	230	339	(32.2)	2,410	2,549	(5.5)
–	–	–	–	–	–	9	3	*	9	3	*
600	523	14.7	1,449	1,436	.9	720	890	(19.1)	5,487	5,448	.7
401	366	9.6	722	678	6.5	178	310	(42.6)	2,980	2,948	1.1
5	6	(16.7)	30	29	3.4	–	–	–	43	44	(2.3)
406	372	9.1	752	707	6.4	178	310	(42.6)	3,023	2,992	1.0
194	151	28.5	697	729	(4.4)	542	580	(6.6)	2,464	2,456	.3
(1)	1	*	283	215	31.6	(4)	(1)	*	350	327	7.0
195	150	30.0	414	514	(19.5)	546	581	(6.0)	2,114	2,129	(.7)
71	55	29.1	151	187	(19.3)	31	30	3.3	602	593	1.5
124	95	30.5	263	327	(19.6)	515	551	(6.5)	1,512	1,536	(1.6)
–	–	–	(6)	(8)	25.0	(6)	(6)	–	(12)	(14)	14.3
$124	$95	30.5	$257	$319	(19.4)	$509	$545	(6.6)	$1,500	$1,522	(1.4)

$3,374	$2,835	19.0%	$7,975	$7,522	6.0%	$660	$364	81.3%	$95,638	$92,154	3.8%
507	521	(2.7)	–	–	–	2,719	3,195	(14.9)	42,549	42,988	(1.0)
2,751	2,178	26.3	–	–	–	–	–	–	58,544	55,501	5.5
–	–	–	20,631	20,140	2.4	–	–	–	20,631	20,140	2.4
1,676	1,522	10.1	464	531	(12.6)	–	–	–	54,627	51,468	6.1
8,308	7,056	17.7	29,070	28,193	3.1	3,379	3,559	(5.1)	271,989	262,251	3.7
–	–	–	–	–	–	7	35	(80.0)	3,539	4,331	(18.3)
8,308	7,056	17.7	29,070	28,193	3.1	3,386	3,594	(5.8)	275,528	266,582	3.4
1,567	1,568	(.1)	2,458	2,472	(.6)	–	–	–	9,353	9,368	(.2)
83	104	(20.2)	408	506	(19.4)	–	–	–	3,235	3,026	6.9
11,427	10,081	13.4	34,805	33,997	2.4	142,529	133,609	6.7	446,105	428,750	4.0
15,971	13,096	22.0	1,015	925	9.7	2,058	2,016	2.1	82,710	79,171	4.5
10,321	9,148	12.8	–	–	–	50	44	13.6	67,290	60,842	10.6
43,300	35,393	22.3	102	97	5.2	440	501	(12.2)	150,301	133,162	12.9
4,286	3,908	9.7	–	–	–	226	2,670	(91.5)	30,871	34,211	(9.8)
73,878	61,545	20.0	1,117	1,022	9.3	2,774	5,231	(47.0)	331,172	307,386	7.7
2,365	2,385	(.8)	6,230	6,376	(2.3)	18,321	18,375	(.3)	48,273	47,184	2.3

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change

$366	$239	53.1%	$1,089	$1,041	4.6%	$938	$1,105	(15.1)%	$6,063	$5,784	4.8%
811	780	4.0	1,766	1,739	1.6	446	533	(16.3)	4,710	4,695	.3
–	–	–	–	–	–	41	6	*	38	6	*
1,177	1,019	15.5	2,855	2,780	2.7	1,425	1,644	(13.3)	10,811	10,485	3.1
804	740	8.6	1,423	1,337	6.4	322	421	(23.5)	5,880	5,652	4.0
10	12	(16.7)	61	59	3.4	–	–	–	87	89	(2.2)
814	752	8.2	1,484	1,396	6.3	322	421	(23.5)	5,967	5,741	3.9
363	267	36.0	1,371	1,384	(.9)	1,103	1,223	(9.8)	4,844	4,744	2.1
–	(1)	*	524	407	28.7	(2)	5	*	695	657	5.8
363	268	35.4	847	977	(13.3)	1,105	1,218	(9.3)	4,149	4,087	1.5
132	98	34.7	309	355	(13.0)	43	107	(59.8)	1,151	1,150	.1
231	170	35.9	538	622	(13.5)	1,062	1,111	(4.4)	2,998	2,937	2.1
–	–	–	(13)	(17)	23.5	(12)	(12)	–	(25)	(29)	13.8
$231	$170	35.9	$525	$605	(13.2)	$1,050	$1,099	(4.5)	$2,973	$2,908	2.2

$3,282	$2,865	14.6%	$7,794	$7,272	7.2%	$636	$362	75.7%	$94,694	$90,987	4.1%
510	530	(3.8)	–	–	–	2,753	3,197	(13.9)	42,852	42,694	.4
2,698	2,127	26.8	–	–	–	–	–	–	58,224	54,854	6.1
–	–	–	20,737	20,192	2.7	–	–	–	20,737	20,192	2.7
1,646	1,532	7.4	472	541	(12.8)	–	–	–	54,208	51,283	5.7
8,136	7,054	15.3	29,003	28,005	3.6	3,389	3,559	(4.8)	270,715	260,010	4.1
–	–	–	–	–	–	11	41	(73.2)	3,635	4,422	(17.8)
8,136	7,054	15.3	29,003	28,005	3.6	3,400	3,600	(5.6)	274,350	264,432	3.8
1,567	1,568	(.1)	2,455	2,467	(.5)	–	–	–	9,350	9,363	(.1)
85	107	(20.6)	422	506	(16.6)	–	–	–	3,270	3,087	5.9
11,435	10,188	12.2	34,696	33,998	2.1	140,930	132,209	6.6	443,721	425,153	4.4
14,925	12,995	14.9	1,019	943	8.1	2,027	2,034	(.3)	81,729	78,870	3.6
10,197	9,010	13.2	–	–	–	45	44	2.3	66,490	59,376	12.0
42,713	34,287	24.6	101	96	5.2	446	497	(10.3)	150,832	129,437	16.5
4,520	3,727	21.3	–	–	–	213	3,022	(93.0)	30,759	33,949	(9.4)
72,355	60,019	20.6	1,120	1,039	7.8	2,731	5,597	(51.2)	329,810	301,632	9.3
2,383	2,380	.1	6,318	6,351	(.5)	18,118	18,287	(.9)	48,099	46,961	2.4

U.S. Bancorp	29

first six months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $65 million (53.3 percent) in the second quarter and $127 million (53.1 percent) in the first six months of 2017, compared with the same periods of 2016. The increases were principally due to the impact of higher margin benefit from deposits along with higher average loan and deposit balances. Noninterest income increased $12 million (3.0 percent) in the second quarter and $31 million (4.0 percent) in the first six months of 2017, compared with the same periods of 2016, principally due to favorable market conditions and account growth.

Noninterest expense increased $34 million (9.1 percent) in the second quarter and $62 million (8.2 percent) in the first six months of 2017, compared with the same periods of 2016. The increases were primarily the result of higher compensation and employee benefits expenses, reflecting the impact of higher staffing and merit increases, higher net shared services expense, and the impact of the FDIC insurance surcharge.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $257 million of the Company’s net income in the second quarter and $525 million in the first six months of 2017, or decreases of $62 million (19.4 percent) and $80 million (13.2 percent), respectively, compared with the same periods of 2016.

Net revenue increased $13 million (0.9 percent) in the second quarter and $75 million (2.7 percent) in the first six months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $27 million (5.3 percent) in the second quarter and $48 million (4.6 percent) in the first six months of 2017, compared with the same periods of 2016, primarily due to higher average loan balances and rising interest rates, in addition to higher loan fees. Noninterest income decreased $14 million (1.5 percent) in the second quarter of 2017, compared with the second quarter of 2016, primarily due to the impact of a gain on the sale of an equity investment in the prior year, partially offset by growth in credit and debit card revenue, corporate payment products revenue and merchant processing services revenue driven by higher volumes. Noninterest income increased $27 million (1.6 percent) in the first six months of 2017, compared with the same period of 2016, primarily due to credit and debit card revenue, corporate payment products revenue and merchant processing services revenue growth, partially offset by the impact of the gain on the sale of an equity investment in the prior year.

Noninterest expense increased $45 million (6.4 percent) in the second quarter and $88 million (6.3 percent) in the first six months of 2017, compared with the same periods of 2016, principally due to higher compensation and employee benefits expenses, reflecting higher staffing to support business investment and compliance programs and merit increases, and higher net shared services expense. The provision for credit losses increased $68 million (31.6 percent) in the second quarter and $117 million (28.7 percent) in the first six months of 2017, compared with the same periods of 2016, due to higher net charge-offs, and unfavorable changes in the reserve allocation related to portfolio growth and higher loss rates.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $509 million in the second quarter and $1.1 billion in the first six months of 2017, compared with $545 million and $1.1 billion in the same periods of 2016, respectively.

Net revenue decreased $170 million (19.1 percent) in the second quarter and $219 million (13.3 percent) in the first six months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, decreased $67 million (12.2 percent) in the second quarter and $167 million (15.1 percent) in the first six months of 2017, compared with the same periods of 2016, principally due to the impact of higher margin benefits on deposits credited to the business lines, partially offset by growth in the investment portfolio. Total noninterest income decreased $103 million (30.1 percent) in the second quarter and $52 million (9.6 percent) in the first six months of 2017, compared with the same periods of 2016, principally due to the impact of the 2016 Visa Europe sale, partially offset by higher income from other equity investments and higher gains on sales of investment securities in the current year.

Noninterest expense decreased $132 million (42.6 percent) in the second quarter and $99 million (23.5 percent) in the first six months of 2017, compared with the same periods of 2016, primarily due to the impacts of an increase in reserves related to legal and regulatory matters and a charitable contribution both recorded in the second quarter of 2016, and lower net

30	U.S. Bancorp

shared services expense in the current year. These decreases were partially offset by higher compensation expense, reflecting the impact of increased staffing and merit increases including variable compensation. The provision for credit losses was $3 million lower in the second quarter and $7 million lower in the first six months of 2017, compared with the same periods of 2016, primarily due to lower net charge-offs.

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

U.S. Bancorp	31

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2017	December 31, 2016
Total equity	$48,949	$47,933
Preferred stock	(5,419)	(5,501)
Noncontrolling interests	(629)	(635)
Goodwill (net of deferred tax liability) (1)	(8,181)	(8,203)
Intangible assets, other than mortgage servicing rights	(634)	(712)
Tangible common equity (a)	34,086	32,882

Tangible common equity (as calculated above)	34,086	32,882
Adjustments (2)	(51)	(55)
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	34,035	32,827

Total assets	463,844	445,964
Goodwill (net of deferred tax liability) (1)	(8,181)	(8,203)
Intangible assets, other than mortgage servicing rights	(634)	(712)
Tangible assets (c)	455,029	437,049

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	361,164	358,237
Adjustments (3)	3,967	4,027
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	365,131	362,264
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	287,124	277,141
Adjustments (4)	4,231	4,295
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	291,355	281,436
Ratios
Tangible common equity to tangible assets (a)/(c)	7.5%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.4	9.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.3	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	11.7	11.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income	$3,017	$2,845	$5,962	$5,680
Taxable-equivalent adjustment (5)	51	51	101	104
Net interest income, on a taxable-equivalent basis	3,068	2,896	6,063	5,784

Net interest income, on a taxable-equivalent basis (as calculated above)	3,068	2,896	6,063	5,784
Noninterest income	2,419	2,552	4,748	4,701
Less: Securities gains (losses), net	9	3	38	6
Total net revenue, excluding net securities gains (losses) (g)	5,478	5,445	10,773	10,479

Noninterest expense (h)	3,023	2,992	5,967	5,741

Efficiency ratio (h)/(g)	55.2%	54.9%	55.4%	54.8%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net (gains) losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

32	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2016.

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

U.S. Bancorp	33

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2017	December 31, 2016
	(Unaudited )
Assets
Cash and due from banks	$28,964	$15,705
Investment securities
Held-to-maturity (fair value $43,384 and $42,435, respectively)	43,659	42,991
Available-for-sale ($798 and $755 pledged as collateral, respectively) (a)	67,455	66,284
Loans held for sale (including $3,656 and $4,822 of mortgage loans carried at fair value, respectively)	3,661	4,826
Loans
Commercial	96,836	93,386
Commercial real estate	41,908	43,098
Residential mortgages	58,796	57,274
Credit card	20,861	21,749
Other retail	55,445	53,864
Total loans, excluding covered loans	273,846	269,371
Covered loans	3,437	3,836
Total loans	277,283	273,207
Less allowance for loan losses	(3,856)	(3,813)
Net loans	273,427	269,394
Premises and equipment	2,413	2,443
Goodwill	9,361	9,344
Other intangible assets	3,216	3,303
Other assets (including $460 and $314 of trading securities at fair value pledged as collateral, respectively) (a)	31,688	31,674
Total assets	$463,844	$445,964
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$93,029	$86,097
Interest-bearing (b)	254,233	248,493
Total deposits	347,262	334,590
Short-term borrowings	14,412	13,963
Long-term debt	37,814	33,323
Other liabilities	15,407	16,155
Total liabilities	414,895	398,031
Shareholders’ equity
Preferred stock	5,419	5,501
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/17 and 12/31/16 — 2,125,725,742 shares	21	21
Capital surplus	8,425	8,440
Retained earnings	52,033	50,151
Less cost of common stock in treasury: 6/30/17 — 446,788,675 shares; 12/31/16 — 428,813,585 shares	(16,332)	(15,280)
Accumulated other comprehensive income (loss)	(1,246)	(1,535)
Total U.S. Bancorp shareholders’ equity	48,320	47,298
Noncontrolling interests	629	635
Total equity	48,949	47,933
Total liabilities and equity	$463,844	$445,964

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $5.2 billion and $3.0 billion at June 30, 2017 and December 31, 2016, respectively.

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2017	2016	2017	2016
Interest Income
Loans	$2,901	$2,664	$5,698	$5,308
Loans held for sale	29	36	64	67
Investment securities	555	523	1,085	1,040
Other interest income	46	29	84	58
Total interest income	3,531	3,252	6,931	6,473
Interest Expense
Deposits	238	152	437	291
Short-term borrowings	77	66	143	131
Long-term debt	199	189	389	371
Total interest expense	514	407	969	793
Net interest income	3,017	2,845	5,962	5,680
Provision for credit losses	350	327	695	657
Net interest income after provision for credit losses	2,667	2,518	5,267	5,023
Noninterest Income
Credit and debit card revenue	319	296	611	562
Corporate payment products revenue	184	181	363	351
Merchant processing services	407	403	785	776
ATM processing services	90	84	175	164
Trust and investment management fees	380	358	748	697
Deposit service charges	184	179	361	347
Treasury management fees	160	147	313	289
Commercial products revenue	210	238	417	435
Mortgage banking revenue	212	238	419	425
Investment products fees	41	39	81	79
Securities gains (losses), net
Realized gains (losses), net	9	4	38	7
Total other-than-temporary impairment	–	–	–	(2)
Portion of other-than-temporary impairment recognized in other comprehensive income (loss)	–	(1)	–	1
Total securities gains (losses), net	9	3	38	6
Other	223	386	437	570
Total noninterest income	2,419	2,552	4,748	4,701
Noninterest Expense
Compensation	1,416	1,277	2,807	2,526
Employee benefits	287	278	601	578
Net occupancy and equipment	255	243	502	491
Professional services	105	121	201	219
Marketing and business development	109	149	199	226
Technology and communications	242	241	477	474
Postage, printing and supplies	81	77	162	156
Other intangibles	43	44	87	89
Other	485	562	931	982
Total noninterest expense	3,023	2,992	5,967	5,741
Income before income taxes	2,063	2,078	4,048	3,983
Applicable income taxes	551	542	1,050	1,046
Net income	1,512	1,536	2,998	2,937
Net (income) loss attributable to noncontrolling interests	(12)	(14)	(25)	(29)
Net income attributable to U.S. Bancorp	$1,500	$1,522	$2,973	$2,908
Net income applicable to U.S. Bancorp common shareholders	$1,430	$1,435	$2,817	$2,764
Earnings per common share	$.85	$.83	$1.67	$1.60
Diluted earnings per common share	$.85	$.83	$1.66	$1.59
Dividends declared per common share	$.280	$.255	$.560	$.510
Average common shares outstanding	1,684	1,725	1,689	1,731
Average diluted common shares outstanding	1,690	1,731	1,695	1,737

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2017	2016	2017	2016
Net income	$1,512	$1,536	$2,998	$2,937
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	328	333	455	821
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	1	–	(1)
Changes in unrealized gains and losses on derivative hedges	(37)	(87)	(30)	(183)
Foreign currency translation	(1)	(20)	9	(36)
Reclassification to earnings of realized gains and losses	26	66	37	142
Income taxes related to other comprehensive income (loss)	(123)	(111)	(182)	(286)
Total other comprehensive income (loss)	193	182	289	457
Comprehensive income	1,705	1,718	3,287	3,394
Comprehensive (income) loss attributable to noncontrolling interests	(12)	(14)	(25)	(29)
Comprehensive income attributable to U.S. Bancorp	$1,693	$1,704	$3,262	$3,365

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2015	1,745	$5,501	$21	$8,376	$46,377	$(13,125)	$(1,019)	$46,131	$686	$46,817
Net income (loss)					2,908			2,908	29	2,937
Other comprehensive income (loss)							457	457		457
Preferred stock dividends					(140)			(140)		(140)
Common stock dividends					(885)			(885)		(885)
Issuance of common and treasury stock	5			(57)		176		119		119
Purchase of treasury stock	(31)					(1,292)		(1,292)		(1,292)
Distributions to noncontrolling interests								–	(25)	(25)
Purchase of noncontrolling interests				1	9			10	(50)	(40)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				82				82		82
Balance June 30, 2016	1,719	$5,501	$21	$8,402	$48,269	$(14,241)	$(562)	$47,390	$639	$48,029
Balance December 31, 2016	1,697	$5,501	$21	$8,440	$50,151	$(15,280)	$(1,535)	$47,298	$635	$47,933
Net income (loss)					2,973			2,973	25	2,998
Other comprehensive income (loss)							289	289		289
Preferred stock dividends					(133)			(133)		(133)
Common stock dividends					(948)			(948)		(948)
Issuance of preferred stock		993						993		993
Redemption of preferred stock		(1,075)			(10)			(1,085)		(1,085)
Issuance of common and treasury stock	7			(111)		238		127		127
Purchase of treasury stock	(25)					(1,290)		(1,290)		(1,290)
Distributions to noncontrolling interests								–	(34)	(34)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				96				96		96
Balance June 30, 2017	1,679	$5,419	$21	$8,425	$52,033	$(16,332)	$(1,246)	$48,320	$629	$48,949

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income attributable to U.S. Bancorp	$2,973	$2,908
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	695	657
Depreciation and amortization of premises and equipment	146	147
Amortization of intangibles	87	89
(Gain) loss on sale of loans held for sale	(317)	(433)
(Gain) loss on sale of securities and other assets	(282)	(354)
Loans originated for sale in the secondary market, net of repayments	(16,337)	(19,753)
Proceeds from sales of loans held for sale	17,707	18,887
Other, net	107	536
Net cash provided by operating activities	4,779	2,684
Investing Activities
Proceeds from sales of available-for-sale investment securities	2,718	5,071
Proceeds from maturities of held-to-maturity investment securities	4,094	4,503
Proceeds from maturities of available-for-sale investment securities	6,417	6,439
Purchases of held-to-maturity investment securities	(4,784)	(2,963)
Purchases of available-for-sale investment securities	(9,883)	(15,204)
Net increase in loans outstanding	(4,122)	(8,025)
Proceeds from sales of loans	851	782
Purchases of loans	(1,537)	(1,123)
Other, net	(568)	426
Net cash used in investing activities	(6,814)	(10,094)
Financing Activities
Net increase in deposits	12,672	17,192
Net increase (decrease) in short-term borrowings	449	(9,444)
Proceeds from issuance of long-term debt	6,698	9,149
Principal payments or redemption of long-term debt	(2,175)	(4,384)
Proceeds from issuance of preferred stock	993	–
Proceeds from issuance of common stock	127	113
Repurchase of preferred stock	(1,085)	–
Repurchase of common stock	(1,282)	(1,267)
Cash dividends paid on preferred stock	(149)	(127)
Cash dividends paid on common stock	(954)	(891)
Purchase of noncontrolling interests	–	(40)
Net cash provided by financing activities	15,294	10,301
Change in cash and due from banks	13,259	2,891
Cash and due from banks at beginning of period	15,705	11,147
Cash and due from banks at end of period	$28,964	$14,038

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

U.S. Bancorp	39

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2017					December 31, 2016
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$5,440	$20	$–	$(75)	$5,385	$5,246	$12	$–	$(132)	$5,126
Mortgage-backed securities
Residential
Agency	38,182	98	–	(327)	37,953	37,706	85	–	(529)	37,262
Non-agency non-prime (d)	–	–	–	–	–	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	5	–	–	5	–	5	–	–	5
Other	7	3	–	–	10	8	3	–	–	11
Obligations of state and political subdivisions	6	1	–	–	7	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	15	–	–	–	15	15	–	–	(1)	14
Total held-to-maturity	$43,659	$127	$–	$(402)	$43,384	$42,991	$106	$–	$(662)	$42,435
Available-for-sale (b)
U.S. Treasury and agencies	$20,633	$28	$–	$(122)	$20,539	$17,314	$11	$–	$(198)	$17,127
Mortgage-backed securities
Residential
Agency	41,173	211	–	(418)	40,966	43,558	225	–	(645)	43,138
Non-agency
Prime (c)	–	–	–	–	–	240	6	(3)	(1)	242
Non-prime (d)	–	–	–	–	–	178	20	(3)	–	195
Commercial agency	10	–	–	–	10	15	–	–	–	15
Other asset-backed securities	430	7	–	–	437	475	8	–	–	483
Obligations of state and political subdivisions	5,469	85	–	(85)	5,469	5,167	55	–	(183)	5,039
Corporate debt securities	–	–	–	–	–	11	–	–	(2)	9
Other investments	24	10	–	–	34	27	9	–	–	36
Total available-for-sale	$67,739	$341	$–	$(625)	$67,455	$66,985	$334	$(6)	$(1,029)	$66,284

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted-average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.9 years at June 30, 2017, compared with 5.1 years at December 31, 2016. The corresponding weighted-average yields were 2.17 percent and 2.06 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.5 years at June 30, 2017 and 4.6 years at December 31, 2016. The corresponding weighted-average yields were 2.08 percent and 1.93 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2017, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $14.1 billion at June 30, 2017, and $11.3 billion at December 31, 2016, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $798 million at June 30, 2017, and $755 million at December 31, 2016.

40	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Taxable	$507	$471	$990	$936
Non-taxable	48	52	95	104
Total interest income from investment securities	$555	$523	$1,085	$1,040

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Realized gains	$9	$16	$56	$19
Realized losses	–	(12)	(18)	(12)
Net realized gains (losses)	$9	$4	$38	$7
Income tax (benefit) on net realized gains (losses)	$4	$2	$15	$3

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and six months ended June 30, 2017 and 2016.

At June 30, 2017, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2017:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$3,204	$(75)	$–	$–	$3,204	$(75)
Residential agency mortgage-backed securities	21,744	(274)	2,730	(53)	24,474	(327)
Other asset-backed securities	–	–	5	–	5	–
Other debt securities	15	–	–	–	15	–
Total held-to-maturity	$24,963	$(349)	$2,735	$(53)	$27,698	$(402)
Available-for-sale
U.S. Treasury and agencies	$15,282	$(122)	$–	$–	$15,282	$(122)
Residential agency mortgage-backed securities	21,647	(326)	6,614	(92)	28,261	(418)
Commercial agency mortgage-backed securities	6	–	–	–	6	–
Obligations of state and political subdivisions	1,995	(85)	4	–	1,999	(85)
Other investments	1	–	–	–	1	–
Total available-for-sale	$38,931	$(533)	$6,618	$(92)	$45,549	$(625)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2017, the

U.S. Bancorp	41

Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2017		December 31, 2016
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$91,212	32.9%	$87,928	32.2%
Lease financing	5,624	2.0	5,458	2.0
Total commercial	96,836	34.9	93,386	34.2
Commercial Real Estate
Commercial mortgages	30,198	10.9	31,592	11.6
Construction and development	11,710	4.2	11,506	4.2
Total commercial real estate	41,908	15.1	43,098	15.8
Residential Mortgages
Residential mortgages	45,412	16.4	43,632	16.0
Home equity loans, first liens	13,384	4.8	13,642	5.0
Total residential mortgages	58,796	21.2	57,274	21.0
Credit Card	20,861	7.6	21,749	7.9
Other Retail
Retail leasing	7,569	2.7	6,316	2.3
Home equity and second mortgages	16,310	5.9	16,369	6.0
Revolving credit	3,209	1.2	3,282	1.2
Installment	8,602	3.1	8,087	3.0
Automobile	17,695	6.4	17,571	6.4
Student	2,060	.7	2,239	.8
Total other retail	55,445	20.0	53,864	19.7
Total loans, excluding covered loans	273,846	98.8	269,371	98.6
Covered Loans	3,437	1.2	3,836	1.4
Total loans	$277,283	100.0%	$273,207	100.0%

The Company had loans of $85.1 billion at June 30, 2017, and $84.5 billion at December 31, 2016, pledged at the Federal Home Loan Bank, and loans of $65.9 billion at June 30, 2017, and $66.5 billion at December 31, 2016, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $813 million at June 30, 2017, and $672 million at December 31, 2016. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Balance at beginning of period	$637	$1,013	$698	$957
Accretion	(89)	(103)	(179)	(195)
Disposals	(28)	(33)	(51)	(54)
Reclassifications from nonaccretable difference (a)	30	14	83	183
Other	(4)	–	(5)	–
Balance at end of period	$546	$891	$546	$891

(a)	Primarily relates to changes in expected credit performance.

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

42	U.S. Bancorp

charged to earnings and reduced by net charge-offs. Management evaluates the adequacy of the allowance for incurred losses on a quarterly basis.

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

U.S. Bancorp	43

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2017
Balance at beginning of period	$1,429	$842	$485	$955	$622	$4,333	$33	$4,366
Add
Provision for credit losses	44	5	(22)	239	85	351	(1)	350
Deduct
Loans charged-off	104	2	16	227	88	437	–	437
Less recoveries of loans charged-off	(26)	(11)	(8)	(23)	(29)	(97)	–	(97)
Net loans charged-off	78	(9)	8	204	59	340	–	340
Other changes (a)	–	–	–	–	–	–	1	1
Balance at end of period	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377
2016
Balance at beginning of period	$1,441	$734	$556	$875	$678	$4,284	$36	$4,320
Add
Provision for credit losses	111	14	5	179	16	325	2	327
Deduct
Loans charged-off	107	7	25	189	79	407	–	407
Less recoveries of loans charged-off	(28)	(7)	(8)	(19)	(28)	(90)	–	(90)
Net loans charged-off	79	–	17	170	51	317	–	317
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Six Months Ended June 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2017
Balance at beginning of period	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357
Add
Provision for credit losses	98	33	(35)	450	150	696	(1)	695
Deduct
Loans charged-off	200	5	33	439	177	854	–	854
Less recoveries of loans charged-off	(47)	(16)	(13)	(45)	(58)	(179)	–	(179)
Net loans charged-off	153	(11)	20	394	119	675	–	675
Other changes (a)	–	–	–	–	–	–	–	–
Balance at end of period	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377
2016
Balance at beginning of period	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306
Add
Provision for credit losses	348	19	(51)	336	5	657	–	657
Deduct
Loans charged-off	218	10	48	377	159	812	–	812
Less recoveries of loans charged-off	(56)	(15)	(12)	(43)	(54)	(180)	–	(180)
Net loans charged-off	162	(5)	36	334	105	632	–	632
Other changes (a)	–	–	–	(1)	–	(1)	(1)	(2)
Balance at end of period	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

44	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at June 30, 2017 Related to
Loans individually evaluated for impairment (a)	$33	$3	$–	$–	$–	$36	$–	$36
TDRs collectively evaluated for impairment	14	4	151	64	20	253	1	254
Other loans collectively evaluated for impairment	1,348	844	304	926	628	4,050	–	4,050
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	32	37
Total allowance for credit losses	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377
Allowance Balance at December 31, 2016 Related to
Loans individually evaluated for impairment (a)	$50	$4	$–	$–	$–	$54	$–	$54
TDRs collectively evaluated for impairment	12	4	180	65	20	281	1	282
Other loans collectively evaluated for impairment	1,388	798	330	869	597	3,982	–	3,982
Loans acquired with deteriorated credit quality	–	6	–	–	–	6	33	39
Total allowance for credit losses	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2017
Loans individually evaluated for impairment (a)	$421	$62	$–	$–	$–	$483	$–	$483
TDRs collectively evaluated for impairment	166	146	3,780	230	168	4,490	33	4,523
Other loans collectively evaluated for impairment	96,249	41,622	55,016	20,631	55,276	268,794	1,290	270,084
Loans acquired with deteriorated credit quality	–	78	–	–	1	79	2,114	2,193
Total loans	$96,836	$41,908	$58,796	$20,861	$55,445	$273,846	$3,437	$277,283
December 31, 2016
Loans individually evaluated for impairment (a)	$623	$70	$–	$–	$–	$693	$–	$693
TDRs collectively evaluated for impairment	145	146	3,678	222	173	4,364	35	4,399
Other loans collectively evaluated for impairment	92,611	42,751	53,595	21,527	53,691	264,175	1,553	265,728
Loans acquired with deteriorated credit quality	7	131	1	–	–	139	2,248	2,387
Total loans	$93,386	$43,098	$57,274	$21,749	$53,864	$269,371	$3,836	$273,207

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U.S. Bancorp	45

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2017
Commercial	$96,205	$258	$51	$322	$96,836
Commercial real estate	41,753	34	2	119	41,908
Residential mortgages (a)	58,022	126	118	530	58,796
Credit card	20,377	254	229	1	20,861
Other retail	54,935	275	77	158	55,445
Total loans, excluding covered loans	271,292	947	477	1,130	273,846
Covered loans	3,214	49	162	12	3,437
Total loans	$274,506	$996	$639	$1,142	$277,283
December 31, 2016
Commercial	$92,588	$263	$52	$483	$93,386
Commercial real estate	42,922	44	8	124	43,098
Residential mortgages (a)	56,372	151	156	595	57,274
Credit card	21,209	284	253	3	21,749
Other retail	53,340	284	83	157	53,864
Total loans, excluding covered loans	266,431	1,026	552	1,362	269,371
Covered loans	3,563	55	212	6	3,836
Total loans	$269,994	$1,081	$764	$1,368	$273,207

(a)	At June 30, 2017, $240 million of loans 30–89 days past due and $2.1 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $273 million and $2.5 billion at December 31, 2016, respectively.

At June 30, 2017, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $174 million ($149 million excluding covered assets), compared with $201 million ($175 million excluding covered assets) at December 31, 2016. These amounts exclude $338 million and $373 million at June 30, 2017 and December 31, 2016, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2017 and December 31, 2016, was $1.9 billion and $2.1 billion, respectively, of which $1.5 billion and $1.6 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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

46	U.S. Bancorp

those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2017
Commercial (b)	$93,770	$1,455	$1,611	$3,066	$96,836
Commercial real estate	40,404	650	854	1,504	41,908
Residential mortgages (c)	58,101	3	692	695	58,796
Credit card	20,630	–	231	231	20,861
Other retail	55,160	10	275	285	55,445
Total loans, excluding covered loans	268,065	2,118	3,663	5,781	273,846
Covered loans	3,376	–	61	61	3,437
Total loans	$271,441	$2,118	$3,724	$5,842	$277,283
Total outstanding commitments	$569,478	$3,588	$5,044	$8,632	$578,110
December 31, 2016
Commercial (b)	$89,739	$1,721	$1,926	$3,647	$93,386
Commercial real estate	41,634	663	801	1,464	43,098
Residential mortgages (c)	56,457	10	807	817	57,274
Credit card	21,493	–	256	256	21,749
Other retail	53,576	6	282	288	53,864
Total loans, excluding covered loans	262,899	2,400	4,072	6,472	269,371
Covered loans	3,766	–	70	70	3,836
Total loans	$266,665	$2,400	$4,142	$6,542	$273,207
Total outstanding commitments	$562,704	$4,920	$5,629	$10,549	$573,253

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2017, $784 million of energy loans ($1.7 billion of total outstanding commitments) had a special mention or classified rating, compared with $1.2 billion of energy loans ($2.8 billion of total outstanding commitments) at December 31, 2016.
(c)	At June 30, 2017, $2.1 billion of GNMA loans 90 days or more past due and $1.8 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.5 billion and $1.6 billion at December 31, 2016, respectively.

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

U.S. Bancorp	47

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2017
Commercial	$656	$1,133	$50	$250
Commercial real estate	281	581	11	1
Residential mortgages	2,158	2,587	127	1
Credit card	230	230	64	–
Other retail	278	474	21	3
Total loans, excluding GNMA and covered loans	3,603	5,005	273	255
Loans purchased from GNMA mortgage pools	1,774	1,774	25	–
Covered loans	41	46	1	–
Total	$5,418	$6,825	$299	$255
December 31, 2016
Commercial	$849	$1,364	$68	$284
Commercial real estate	293	697	10	–
Residential mortgages	2,274	2,847	153	–
Credit card	222	222	64	–
Other retail	281	456	22	4
Total loans, excluding GNMA and covered loans	3,919	5,586	317	288
Loans purchased from GNMA mortgage pools	1,574	1,574	28	–
Covered loans	36	42	1	1
Total	$5,529	$7,202	$346	$289

(a)	Substantially all loans classified as impaired at June 30, 2017 and December 31, 2016, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2017		2016
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$720	$1	$842	$3
Commercial real estate	272	3	302	3
Residential mortgages	2,182	28	2,452	31
Credit card	229	1	212	1
Other retail	279	3	297	3
Total loans, excluding GNMA and covered loans	3,682	36	4,105	41
Loans purchased from GNMA mortgage pools	1,746	19	1,696	23
Covered loans	38	–	38	1
Total	$5,466	$55	$5,839	$65

Six Months Ended June 30
Commercial	$769	$2	$756	$4
Commercial real estate	275	5	314	6
Residential mortgages	2,211	57	2,496	63
Credit card	227	2	211	2
Other retail	279	7	301	6
Total loans, excluding GNMA and covered loans	3,761	73	4,078	81
Loans purchased from GNMA mortgage pools	1,696	37	1,782	48
Covered loans	37	–	38	1
Total	$5,494	$110	$5,898	$130

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

48	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2017			2016
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	671	$62	$40	495	$332	$237
Commercial real estate	41	29	31	20	10	10
Residential mortgages	144	17	16	214	16	17
Credit card	8,146	40	40	6,654	33	32
Other retail	639	15	14	467	7	8
Total loans, excluding GNMA and covered loans	9,641	163	141	7,850	398	304
Loans purchased from GNMA mortgage pools	1,043	141	137	1,501	140	142
Covered loans	3	1	1	17	3	3
Total loans	10,687	$305	$279	9,368	$541	$449
Six Months Ended June 30
Commercial	1,501	$199	$168	1,096	$492	$398
Commercial real estate	64	38	39	44	17	17
Residential mortgages	500	57	57	492	48	49
Credit card	17,551	85	86	14,642	71	71
Other retail	1,261	26	23	1,076	18	19
Total loans, excluding GNMA and covered loans	20,877	405	373	17,350	646	554
Loans purchased from GNMA mortgage pools	3,972	528	515	4,369	453	453
Covered loans	7	2	2	20	3	3
Total loans	24,856	$935	$890	21,739	$1,102	$1,010

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the second quarter of 2017, at June 30, 2017, 79 residential mortgages, 37 home equity and second mortgage loans and 1,000 loans purchased from GNMA mortgage pools with outstanding balances of $12 million, $4 million and $136 million, respectively, were in a trial period and have estimated post-modification balances of $12 million, $4 million and $132 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U.S. Bancorp	49

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2017		2016
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	182	$16	141	$9
Commercial real estate	10	1	5	1
Residential mortgages	95	10	27	4
Credit card	1,984	8	1,632	7
Other retail	102	1	88	3
Total loans, excluding GNMA and covered loans	2,373	36	1,893	24
Loans purchased from GNMA mortgage pools	139	19	28	4
Covered loans	1	–	1	–
Total loans	2,513	$55	1,922	$28

Six Months Ended June 30
Commercial	355	$24	253	$11
Commercial real estate	18	3	15	6
Residential mortgages	167	19	58	9
Credit card	4,031	17	3,205	14
Other retail	231	3	166	4
Total loans, excluding GNMA and covered loans	4,802	66	3,697	44
Loans purchased from GNMA mortgage pools	357	49	54	7
Covered loans	1	–	1	–
Total loans	5,160	$115	3,752	$51

In addition to the defaults in the table above, the Company had a total of 450 and 876 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2017, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $55 million and $106 million for three months and six months ended June 30, 2017, respectively.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	June 30, 2017				December 31, 2016
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$2,114	$446	$–	$2,560	$2,248	$506	$–	$2,754
Other retail loans	–	203	–	203	–	278	–	278
Losses reimbursable by the FDIC (a)	–	–	326	326	–	–	381	381
Unamortized changes in FDIC asset (b)	–	–	348	348	–	–	423	423
Covered loans	2,114	649	674	3,437	2,248	784	804	3,836
Foreclosed real estate	–	–	25	25	–	–	26	26
Total covered assets	$2,114	$649	$699	$3,462	$2,248	$784	$830	$3,862

(a)	Relates to loss sharing agreements with remaining terms up to two years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

50	U.S. Bancorp

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

The Company also provides financial support primarily through the use of waivers of management fees associated with various unconsolidated registered money market funds it manages. The Company provided $5 million and $9 million of support to the funds during the three months ended June 30, 2017 and 2016, respectively, and $11 million and $26 million during the six months ended June 30, 2017 and 2016, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $161 million and $164 million for the three months ended June 30, 2017 and 2016, respectively, and $322 million and $332 million for the six months ended June 30, 2017 and 2016, respectively. The Company also recognized $223 million and $408 million of investment tax credits for the three months ended June 30, 2017 and 2016, respectively, and $482 million and $631 million for the six months ended June 30, 2017 and 2016, respectively. The Company recognized $156 million of expenses related to all of these investments for both the three months ended June 30, 2017 and 2016, of which $63 million and $66 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $301 million and $307 million of expenses related to all of these investments for the six months ended June 30, 2017 and 2016, respectively, of which $126 million and $133 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

U.S. Bancorp	51

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2017	December 31, 2016
Investment carrying amount	$5,541	$5,009
Unfunded capital and other commitments	2,839	2,477
Maximum exposure to loss	10,877	10,373

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $29 million at June 30, 2017, compared with $28 million at December 31, 2016. The maximum exposure to loss related to these VIEs was $49 million at June 30, 2017 and $50 million at December 31, 2016, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $59 million at June 30, 2017, compared with less than $1 million to $40 million at December 31, 2016.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2017, approximately $3.5 billion of the Company’s assets and $2.5 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.5 billion and $2.6 billion, respectively, at December 31, 2016. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2017, $23 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $24 million at December 31, 2016.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides credit, liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2017, $1.7 billion of available-for-sale investment securities and $1.6 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.1 billion of available-for-sale investment securities and $1.1 billion of short-term borrowings at December 31, 2016.

Note 6	Mortgage Servicing Rights

The Company serviced $232.4 billion of residential mortgage loans for others at June 30, 2017, and $232.6 billion at December 31, 2016, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $5 million and net losses of $10 million for the three months ended

52	U.S. Bancorp

June 30, 2017 and 2016, respectively and net gains of $17 million and net losses of $32 million for the six months ended June 30, 2017 and 2016, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $186 million and $187 million for the three months ended June 30, 2017 and 2016, respectively, and $378 million and $371 million for the six months ended June 30, 2017 and 2016, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Balance at beginning of period	$2,642	$2,222	$2,591	$2,512
Rights purchased	4	6	6	14
Rights capitalized	82	131	204	230
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(50)	(187)	(30)	(488)
Due to revised assumptions or models (b)	5	–	17	–
Other changes in fair value (c)	(101)	(116)	(206)	(212)
Balance at end of period	$2,582	$2,056	$2,582	$2,056

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	June 30, 2017						December 31, 2016
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(516)	$(229)	$(108)	$95	$177	$305	$(476)	$(209)	$(98)	$85	$159	$270
Derivative instrument hedges	478	223	106	(99)	(191)	(356)	375	180	88	(84)	(165)	(314)
Net sensitivity	$(38)	$(6)	$(2)	$(4)	$(14)	$(51)	$(101)	$(29)	$(10)	$1	$(6)	$(44)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2017				December 31, 2016
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$38,104	$37,314	$155,272	$230,690	$34,746	$37,530	$157,771	$230,047
Fair value	$425	$420	$1,737	$2,582	$398	$422	$1,771	$2,591
Value (bps) (b)	112	113	112	112	115	112	112	113
Weighted-average servicing fees (bps)	35	34	27	30	36	34	27	30
Multiple (value/servicing fees)	3.20	3.32	4.15	3.73	3.19	3.29	4.15	3.77
Weighted-average note rate	4.39%	3.93%	4.02%	4.07%	4.37%	3.95%	4.02%	4.06%
Weighted-average age (in years)	2.9	4.0	3.9	3.8	2.9	3.8	3.8	3.7
Weighted-average expected prepayment (constant prepayment rate)	9.6%	11.7%	10.0%	10.2%	9.4%	11.3%	9.8%	10.0%
Weighted-average expected life (in years)	7.8	6.5	6.8	6.9	8.0	6.8	6.9	7.0
Weighted-average option adjusted spread (d)	9.9%	9.2%	7.2%	8.0%	9.9%	9.2%	7.2%	8.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.
(d)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

U.S. Bancorp	53

Note 7	Preferred Stock

At June 30, 2017 and December 31, 2016, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2017				December 31, 2016
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	–	–	–	–	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	–	–	–	–
Total preferred stock (a)	186,510	$5,601	$182	$5,419	189,910	$5,686	$185	$5,501

(a)	The par value of all shares issued and outstanding at June 30, 2017 and December 31, 2016, was $1.00 per share.

During the first six months of 2017, the Company issued depositary shares representing an ownership interest in 40,000 shares of Series J Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series J Preferred Stock”). The Series J Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable semiannually, in arrears, at a rate per annum equal to 5.300 percent from the date of issuance to, but excluding, April 15, 2027, and thereafter will accrue and be payable quarterly at a floating rate per annum equal to three-month LIBOR plus 2.914 percent. The Series J Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2027. The Series J Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2027 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series J Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.

During the first six months of 2017, the Company redeemed all outstanding shares of the Series G Non-Cumulative Perpetual Preferred Stock (the “Series G Preferred Stock”) at a redemption price equal to the liquidation preference amount. The Company included a $10 million loss in the computation of earnings per diluted common share for the first six months of 2017, which represents the stock issuance costs recorded in preferred stock upon the issuance of the Series G Preferred Stock that were reclassified to retained earnings on the date the Company provided notice of its intent to redeem the outstanding shares.

54	U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2017
Balance at beginning of period	$(371)	$23	$68	$(1,095)	$(64)	$(1,439)
Changes in unrealized gains and losses	328	–	(37)	–	–	291
Foreign currency translation adjustment (a)	–	–	–	–	(1)	(1)
Reclassification to earnings of realized gains and losses	(9)	(4)	10	29	–	26
Applicable income taxes	(122)	2	10	(11)	(2)	(123)
Balance at end of period	$(174)	$21	$51	$(1,077)	$(67)	$(1,246)
2016
Balance at beginning of period	$407	$33	$(99)	$(1,031)	$(54)	$(744)
Changes in unrealized gains and losses	333	–	(87)	–	–	246
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	1	–	–	–	–	1
Foreign currency translation adjustment (a)	–	–	–	–	(20)	(20)
Reclassification to earnings of realized gains and losses	(3)	(4)	33	40	–	66
Applicable income taxes	(126)	2	20	(15)	8	(111)
Balance at end of period	$612	$31	$(133)	$(1,006)	$(66)	$(562)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Six Months Ended June 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2017
Balance at beginning of period	$(431)	$25	$55	$(1,113)	$(71)	$(1,535)
Changes in unrealized gains and losses	455	–	(30)	–	–	425
Foreign currency translation adjustment (a)	–	–	–	–	9	9
Reclassification to earnings of realized gains and losses	(38)	(7)	24	58	–	37
Applicable income taxes	(160)	3	2	(22)	(5)	(182)
Balance at end of period	$(174)	$21	$51	$(1,077)	$(67)	$(1,246)
2016
Balance at beginning of period	$111	$36	$(67)	$(1,056)	$(43)	$(1,019)
Changes in unrealized gains and losses	821	–	(183)	–	–	638
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(1)	–	–	–	–	(1)
Foreign currency translation adjustment (a)	–	–	–	–	(36)	(36)
Reclassification to earnings of realized gains and losses	(6)	(9)	76	81	–	142
Applicable income taxes	(313)	4	41	(31)	13	(286)
Balance at end of period	$612	$31	$(133)	$(1,006)	$(66)	$(562)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	55

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$9	$4	$38	$7	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	–	(1)	–	(1)
	9	3	38	6	Total before tax
	(3)	(1)	(14)	(2)	Applicable income taxes
	6	2	24	4	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	4	4	7	9	Interest income
	(2)	(2)	(3)	(4)	Applicable income taxes
	2	2	4	5	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(10)	(33)	(24)	(76)	Interest expense
	4	13	9	29	Applicable income taxes
	(6)	(20)	(15)	(47)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(29)	(40)	(58)	(81)	Employee benefits expense
	11	15	22	31	Applicable income taxes
	(18)	(25)	(36)	(50)	Net-of-tax
Total impact to net income	$(16)	$(41)	$(23)	$(88)

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Data)	2017	2016	2017	2016
Net income attributable to U.S. Bancorp	$1,500	$1,522	$2,973	$2,908
Preferred dividends	(64)	(79)	(133)	(140)
Impact of preferred stock redemption (a)	–	–	(10)	–
Impact of the purchase of noncontrolling interests (b)	–	–	–	9
Earnings allocated to participating stock awards	(6)	(8)	(13)	(13)
Net income applicable to U.S. Bancorp common shareholders	$1,430	$1,435	$2,817	$2,764
Average common shares outstanding	1,684	1,725	1,689	1,731
Net effect of the exercise and assumed purchase of stock awards	6	6	6	6
Average diluted common shares outstanding	1,690	1,731	1,695	1,737
Earnings per common share	$.85	$.83	$1.67	$1.60
Diluted earnings per common share	$.85	$.83	$1.66	$1.59

(a)	Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series G Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.
(b)	Represents the difference between the carrying amount and amount paid by the Company to purchase third party investor holdings of the preferred stock of USB Realty Corp, a consolidated subsidiary of the Company.

Options outstanding at June 30, 2017, to purchase 1 million common shares for the three months and six months ended June 30, 2017, and outstanding at June 30, 2016, to purchase 1 million common shares for the three months and six months ended June 30, 2016, were not included in the computation of diluted earnings per share because they were antidilutive.

56	U.S. Bancorp

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$46	$44	$–	$–	$93	$88	$–	$–
Interest cost	55	53	1	1	110	105	2	2
Expected return on plan assets	(71)	(66)	–	–	(142)	(132)	(1)	–
Prior service cost (credit) amortization	–	(1)	(1)	(1)	(1)	(2)	(2)	(2)
Actuarial loss (gain) amortization	32	43	(2)	(1)	64	87	(3)	(2)
Net periodic benefit cost	$62	$73	$(2)	$(1)	$124	$146	$(4)	$(2)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Federal
Current	$493	$613	$1,024	$914
Deferred	(37)	(154)	(157)	(47)
Federal income tax	456	459	867	867
State
Current	81	37	146	127
Deferred	14	46	37	52
State income tax	95	83	183	179
Total income tax provision	$551	$542	$1,050	$1,046

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Tax at statutory rate	$722	$727	$1,417	$1,394
State income tax, at statutory rates, net of federal tax benefit	67	54	130	117
Tax effect of
Tax credits and benefits, net of related expenses	(197)	(174)	(390)	(340)
Tax-exempt income	(51)	(49)	(100)	(99)
Noncontrolling interests	(4)	(5)	(9)	(10)
Other items (a)	14	(11)	2	(16)
Applicable income taxes	$551	$542	$1,050	$1,046

(a)	Includes excess tax benefits associated with stock-based compensation under accounting guidance effective January 1, 2017. Previously, these benefits were recorded in capital surplus.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2017, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $503 million at June 30, 2017 and $479 million at December 31, 2016.

U.S. Bancorp	57

Note 12	Derivative Instruments

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three and six months ended June 30, 2017, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2017, the Company had $51 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $55 million (net-of-tax) of realized and unrealized gains at December 31, 2016. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2017 and the next 12 months are losses of $4 million (net-of-tax) and $5 million (net-of-tax), respectively. This amount includes gains and losses related to any hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three and six months ended June 30, 2017, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three and six months ended June 30, 2017. At June 30, 2017, the carrying amount of non-derivative debt instruments designated as net investment hedges was $1.1 billion. There were no non-derivative debt instruments designated as net investment hedges at December 31, 2016.

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

58	U.S. Bancorp

derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks”, which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2017
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,650	$57	3.42	$1,250	$11	1.82
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,272	2	8.13	2,007	9	.57
Net investment hedges
Foreign exchange forward contracts	–	–	–	158	3	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,933	13	.07	2,337	10	.11
Sell	6,400	20	.11	4,718	13	.06
Options
Purchased	4,225	69	7.85	–	–	–
Written	1,483	28	.10	35	1	.09
Receive fixed/pay floating swaps	3,633	–	8.47	5,297	63	11.49
Pay fixed/receive floating swaps	3,202	10	4.46	4,158	23	8.47
Foreign exchange forward contracts	122	1	.05	750	14	.05
Equity contracts	53	1	1.17	68	–	.96
Credit contracts	1,491	–	3.60	3,746	2	3.12
Other (a)	355	2	.03	1,369	124	2.24
Total	$29,819	$203		$25,893	$273
December 31, 2016
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,550	$49	4.28	$1,250	$12	2.32
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,272	108	8.63	2,787	35	.83
Net investment hedges
Foreign exchange forward contracts	1,347	15	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,748	13	.09	1,722	18	.05
Sell	2,278	129	.08	4,214	43	.09
Options
Purchased	1,565	43	8.60	–	–	–
Written	1,073	25	.07	12	1	.06
Receive fixed/pay floating swaps	6,452	26	11.48	1,561	16	6.54
Pay fixed/receive floating swaps	4,705	13	6.51	2,320	9	7.80
Foreign exchange forward contracts	849	6	.02	867	6	.02
Equity contracts	11	–	.40	102	1	.57
Credit contracts	1,397	–	3.38	3,674	2	3.57
Other (a)	19	–	.03	830	106	3.42
Total	$27,266	$427		$19,339	$249

(a)	Includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $355 million and $19 million at June 30, 2017 and December 31, 2016, respectively, and derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $1.0 billion, $122 million and 3.01 years at June 30, 2017, respectively, compared to $811 million, $106 million and 3.50 years at December 31, 2016, respectively.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2017
Interest rate contracts
Receive fixed/pay floating swaps	$35,588	$839	5.83	$48,124	$533	3.90
Pay fixed/receive floating swaps	50,357	535	3.73	33,767	752	6.01
Options
Purchased	18,036	15	1.84	505	9	4.73
Written	3,265	10	1.35	13,499	14	1.85
Futures
Buy	–	–	–	158	–	.22
Sell	1,145	–	1.84	2,119	1	1.10
Foreign exchange rate contracts
Forwards, spots and swaps	21,120	644	.89	20,262	596	.92
Options
Purchased	3,320	73	1.51	–	–	–
Written	–	–	–	3,320	73	1.51
Total	$132,831	$2,116		$121,754	$1,978
December 31, 2016
Interest rate contracts
Receive fixed/pay floating swaps	$38,501	$930	4.07	$39,403	$632	4.89
Pay fixed/receive floating swaps	36,671	612	4.99	40,324	996	4.07
Options
Purchased	14,545	51	1.85	125	2	1.37
Written	125	3	1.37	13,518	50	1.70
Futures
Buy	306	–	1.96	7,111	7	.90
Foreign exchange rate contracts
Forwards, spots and swaps	20,664	849	.58	19,640	825	.60
Options
Purchased	2,376	98	1.67	–	–	–
Written	–	–	–	2,376	98	1.67
Total	$113,188	$2,543		$122,497	$2,610

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(23)	$(54)	$(6)	$(20)	$(19)	$(113)	$(15)	$(47)
Net investment hedges
Foreign exchange forward contracts	(41)	17	–	–	(48)	(15)	–	–
Non-derivative debt instruments	(11)	–	–	–	(11)	–	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and six months ended June 30, 2017 and 2016.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense.

60	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)		2017	2016	2017	2016
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$14	$32	$4	$94
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(1)	(8)	5	(55)
Purchased and written options	Mortgage banking revenue	77	120	117	213
Receive fixed/pay floating swaps	Mortgage banking revenue	117	160	148	402
Pay fixed/receive floating swaps	Mortgage banking revenue	(71)	(11)	(111)	(2)
Foreign exchange forward contracts	Commercial products revenue	(30)	(80)	(37)	(55)
Equity contracts	Compensation expense	(1)	1	–	(1)
Credit contracts	Other noninterest income	–	(1)	1	(1)
Other	Other noninterest income	(1)	(38)	(1)	(38)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(323)	718	(573)	1,723
Pay fixed/receive floating swaps	Other noninterest income	333	(702)	602	(1,706)
Purchased and written options	Other noninterest income	(2)	(1)	(8)	1
Futures	Other noninterest income	–	3	(2)	7
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	24	23	46	40
Purchased and written options	Commercial products revenue	–	1	1	2

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $(14) million and $(31) million for the three months ended June 30, 2017 and 2016, respectively, and $(4) million and $(92) million for the six months ended June 30, 2017 and 2016, respectively. The ineffective portion was immaterial for the three and six months ended June 30, 2017 and 2016.

Derivatives are subject to credit risk associated with counterparties to the derivative contracts. The Company measures that credit risk using a credit valuation adjustment and includes it within the fair value of the derivative. The Company manages counterparty credit risk through diversification of its derivative positions among various counterparties, by entering into derivative positions that are centrally cleared through clearinghouses, by entering into master netting arrangements and, where possible, by requiring collateral arrangements. A master netting arrangement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral, through a single payment and in a single currency. Collateral arrangements generally require the counterparty to deliver collateral (typically cash or U.S. Treasury and agency securities) equal to the Company’s net derivative receivable, subject to minimum transfer and credit rating requirements.

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2017, was $616 million. At June 30, 2017, the Company had $576 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The majority of the Company’s derivative portfolio consists of bilateral over-the-counter trades. However, current regulations require that certain interest rate derivatives and credit contracts need to be centrally cleared through clearinghouses. In addition, a portion of the Company’s derivative positions are exchange-traded. These may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $310.3 billion total notional amount of derivative positions at June 30, 2017, $146.8 billion related to those centrally cleared through clearinghouses and $4.0 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral

U.S. Bancorp	61

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

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Total
June 30, 2017
Repurchase agreements
U.S. Treasury and agencies	$150	$–	$–	$150
Residential agency mortgage-backed securities	405	370	2	777
Total repurchase agreements	555	370	2	927
Securities loaned
Corporate debt securities	314	–	–	314
Total securities loaned	314	–	–	314
Gross amount of recognized liabilities	$869	$370	$2	$1,241
December 31, 2016
Repurchase agreements
U.S. Treasury and agencies	$60	$–	$–	$60
Residential agency mortgage-backed securities	681	30	–	711
Corporate debt securities	30	–	–	30
Total repurchase agreements	771	30	–	801
Securities loaned
Corporate debt securities	223	–	–	223
Total securities loaned	223	–	–	223
Gross amount of recognized liabilities	$994	$30	$–	$1,024

The Company executes its derivative, repurchase/reverse repurchase and securities loaned/borrowed transactions under the respective industry standard agreements. These agreements include master netting arrangements that allow

62	U.S. Bancorp

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
June 30, 2017
Derivative assets (d)	$1,752	$(810)	$942	$(101)	$(3)	$838
Reverse repurchase agreements	37	–	37	(6)	(31)	–
Securities borrowed	1,109	–	1,109	–	(1,073)	36
Total	$2,898	$(810)	$2,088	$(107)	$(1,107)	$874
December 31, 2016
Derivative assets (d)	$2,122	$(984)	$1,138	$(78)	$(10)	$1,050
Reverse repurchase agreements	77	–	77	(60)	(17)	–
Securities borrowed	944	–	944	(10)	(909)	25
Total	$3,143	$(984)	$2,159	$(148)	$(936)	$1,075

(a)	Includes $122 million and $210 million of cash collateral related payables that were netted against derivative assets at June 30, 2017 and December 31, 2016, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $567 million and $848 million at June 30, 2017 and December 31, 2016, respectively, of derivative assets not subject to netting arrangements or where uncertainty exists regarding legal enforceability of the netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
June 30, 2017
Derivative liabilities (d)	$1,548	$(1,189)	$359	$(101)	$–	$258
Repurchase agreements	927	–	927	(6)	(921)	–
Securities loaned	314	–	314	–	(310)	4
Total	$2,789	$(1,189)	$1,600	$(107)	$(1,231)	$262
December 31, 2016
Derivative liabilities (d)	$1,951	$(1,185)	$766	$(78)	$–	$688
Repurchase agreements	801	–	801	(60)	(741)	–
Securities loaned	223	–	223	(10)	(211)	2
Total	$2,975	$(1,185)	$1,790	$(148)	$(952)	$690

(a)	Includes $501 million and $411 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2017 and December 31, 2016, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $703 million and $908 million at June 30, 2017 and December 31, 2016, respectively, of derivative liabilities not subject to netting arrangements or where uncertainty exists regarding legal enforceability of the netting arrangements.

U.S. Bancorp	63

Note 14	Fair Values of Assets and Liabilities

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the six months ended June 30, 2017 and 2016, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

64	U.S. Bancorp

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2017 and 2016, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities by using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to review by senior management in corporate functions, who are independent from the modeling. The fair value measurements are also compared to fair values provided by third party pricing services and broker provided quotes, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities and certain corporate debt securities. At June 30, 2017, the Company did not have any available-for-sale investment securities classified within Level 3.

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. The valuations of MLHFS are developed by the mortgage banking division and are subject to independent price verification procedures by corporate functions. Included in mortgage banking revenue were net gains of $20 million and $75 million for the three months ended June 30, 2017 and 2016, respectively, and net gains of $41 million and $127 million for the six months ended June 30, 2017 and 2016, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement

U.S. Bancorp	65

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

Derivatives The majority of derivatives held by the Company are executed over-the-counter or centrally cleared through clearinghouses and are valued using standard cash flow, Black-Derman-Toy and Monte Carlo valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. The inputs into these models are subject to independent review by corporate functions. Additionally, the Company’s valuations are compared to counterparty valuations, where available. All derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk as well as external assessments of credit risk, where available. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting arrangements, as well as collateral received or provided under collateral arrangements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market and, therefore, the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy. The credit valuation adjustments for nonperformance risk are determined by the Company’s treasury department using credit assumptions provided by the risk management department. The credit assumptions are compared to actual results quarterly and are recalibrated as appropriate.

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

66	U.S. Bancorp

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

U.S. Bancorp	67

Prepayment rates generally move in the opposite direction of market interest rates. In the current environment, an increase in the probability of default will generally be accompanied with an increase in loss severity, as both are impacted by underlying collateral values. Discount margins are influenced by market expectations about the security’s collateral performance and, therefore, may directionally move with probability and severity of default; however, discount margins are also impacted by broader market forces, such as competing investment yields, sector liquidity, economic news, and other macroeconomic factors. At June 30, 2017, the Company did not have any available-for-sale investment securities classified within Level 3.

Mortgage Servicing Rights The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are expected prepayments and the option adjusted spread that is added to the risk-free rate to discount projected cash flows. Significant increases in either of these inputs in isolation would result in a significantly lower fair value measurement. Significant decreases in either of these inputs in isolation would result in a significantly higher fair value measurement. There is no direct interrelationship between prepayments and option adjusted spread. Prepayment rates generally move in the opposite direction of market interest rates. Option adjusted spread is generally impacted by changes in market return requirements.

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2017:

	Minimum	Maximum	Average
Expected prepayment	6%	19%	10%
Option adjusted spread	7	10	8

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2017:

	Minimum	Maximum	Average
Expected loan close rate	4%	100%	79%
Inherent MSR value (basis points per loan)	(67)	180	115

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2017, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 97 percent and 3 percent, respectively.

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

68	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2017
Available-for-sale securities
U.S. Treasury and agencies	$19,778	$761	$–	$–	$20,539
Mortgage-backed securities
Residential
Agency	–	40,966	–	–	40,966
Commercial
Agency	–	10	–	–	10
Asset-backed securities
Other	–	437	–	–	437
Obligations of state and political subdivisions	–	5,469	–	–	5,469
Other investments	34	–	–	–	34
Total available-for-sale	19,812	47,643	–	–	67,455
Mortgage loans held for sale	–	3,656	–	–	3,656
Mortgage servicing rights	–	–	2,582	–	2,582
Derivative assets	–	1,754	565	(810)	1,509
Other assets	288	1,277	–	–	1,565
Total	$20,100	$54,330	$3,147	$(810)	$76,767
Derivative liabilities	$1	$1,925	$325	$(1,189)	$1,062
Short-term borrowings and other liabilities (c)	125	1,061	–	–	1,186
Total	$126	$2,986	$325	$(1,189)	$2,248
December 31, 2016
Available-for-sale securities
U.S. Treasury and agencies	$16,355	$772	$–	$–	$17,127
Mortgage-backed securities
Residential
Agency	–	43,138	–	–	43,138
Non-agency
Prime (a)	–	–	242	–	242
Non-prime (b)	–	–	195	–	195
Commercial
Agency	–	15	–	–	15
Asset-backed securities
Other	–	481	2	–	483
Obligations of state and political subdivisions	–	5,039	–	–	5,039
Corporate debt securities	–	–	9	–	9
Other investments	36	–	–	–	36
Total available-for-sale	16,391	49,445	448	–	66,284
Mortgage loans held for sale	–	4,822	–	–	4,822
Mortgage servicing rights	–	–	2,591	–	2,591
Derivative assets	–	2,416	554	(984)	1,986
Other assets	183	1,137	–	–	1,320
Total	$16,574	$57,820	$3,593	$(984)	$77,003
Derivative liabilities	$7	$2,469	$383	$(1,185)	$1,674
Short-term borrowings and other liabilities (c)	142	938	–	–	1,080
Total	$149	$3,407	$383	$(1,185)	$2,754

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	69

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2017
Mortgage servicing rights	$2,642	$(146	) (d)	$–		$4	$–	$–	$82	(g)	$–	$2,582	$(146	) (d)
Net derivative assets and liabilities	165	215	(e)	–		–	(2)	–	–		(138)	240	117	(h)
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$297	$(1)		$3		$–	$–	$(19)	$–		$–	$280	$3
Non-prime (b)	227	(1)		2		–	–	(12)	–		–	216	2
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	535	(2	) (c)	5	(f)	–	–	(31)	–		–	507	5
Mortgage servicing rights	2,222	(302	) (d)	–		5	–	–	131	(g)	–	2,056	(302	) (d)
Net derivative assets and liabilities	851	461	(i)	–		1	(1)	–	–		(232)	1,080	344	(j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $129 million included in other noninterest income and $86 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $86 million included in other noninterest income and $31 million included in mortgage banking revenue.
(i)	Approximately $271 million included in other noninterest income and $190 million included in mortgage banking revenue.
(j)	Approximately $217 million included in other noninterest income and $127 million included in mortgage banking revenue.

70	U.S. Bancorp

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
2017
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$242	$–		$(2)		$–	$(234)	$(6)	$–		$–	$–	$–
Non-prime (b)	195	–		(17)		–	(175)	(3)	–		–	–	–
Asset-backed securities
Other	2	–		–		–	(2)	–	–		–	–	–
Corporate debt securities	9	–		2		–	(11)	–	–		–	–	–
Total available-for-sale	448	–		(17	) (f)	–	(422)	(9)	–		–	–	–
Mortgage servicing rights	2,591	(219	) (d)	–		6	–	–	204	(g)	–	2,582	(219	) (d)
Net derivative assets and liabilities	171	261	(e)	–		1	(5)	–	–		(188)	240	74	(h)
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$318	$(1)		$–		$–	$–	$(37)	$–		$–	$280	$–
Non-prime (b)	240	(1)		(3)		–	–	(20)	–		–	216	(3)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	569	(2	) (c)	(3	) (f)	–	–	(57)	–		–	507	(3)
Mortgage servicing rights	2,512	(700	) (d)	–		14	–	–	230	(g)	–	2,056	(700	) (d)
Net derivative assets and liabilities	498	963	(i)	–		1	(3)	–	–		(379)	1,080	630	(j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $110 million included in other noninterest income and $151 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $43 million included in other noninterest income and $31 million included in mortgage banking revenue.
(i)	Approximately $633 million included in other noninterest income and $330 million included in mortgage banking revenue.
(j)	Approximately $503 million included in other noninterest income and $127 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2017				December 31, 2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$64	$64	$–	$–	$59	$59
Other assets (b)	–	–	26	26	–	–	60	60

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2017	2016	2017	2016
Loans (a)	$38	$60	$75	$111
Other assets (b)	5	10	12	19

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	71

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2017			December 31, 2016
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,656	$3,550	$106	$4,822	$4,763	$59
Nonaccrual loans	2	3	(1)	2	3	(1)
Loans 90 days or more past due	–	–	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of June 30, 2017 and December 31, 2016, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2017					December 31, 2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$28,964	$28,964	$–	$–	$28,964	$15,705	$15,705	$–	$–	$15,705
Federal funds sold and securities purchased under resale agreements	76	–	76	–	76	138	–	138	–	138
Investment securities held-to-maturity	43,659	4,893	38,472	19	43,384	42,991	4,605	37,810	20	42,435
Loans held for sale (a)	5	–	–	5	5	4	–	–	4	4
Loans	273,427	–	–	278,736	278,736	269,394	–	–	273,422	273,422
Other financial instruments	2,411	–	992	1,427	2,419	2,362	–	920	1,449	2,369
Financial Liabilities
Deposits	347,262	–	347,043	–	347,043	334,590	–	334,361	–	334,361
Short-term borrowings (b)	13,226	–	13,052	–	13,052	12,891	–	12,706	–	12,706
Long-term debt	37,814	–	38,060	–	38,060	33,323	–	33,678	–	33,678
Other liabilities	1,590	–	–	1,590	1,590	1,702	–	–	1,702	1,702

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $587 million and $618 million at June 30, 2017 and December 31, 2016, respectively. The carrying value of other guarantees was $203 million and $186 million at June 30, 2017 and December 31, 2016, respectively.

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

72	U.S. Bancorp

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

At June 30, 2017, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three and six months ended June 30, 2017, the Company sold 0.7 million and 1.4 million, respectively, of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa Litigation, the remaining 3.5 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2017:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$55	$11,569
Third party borrowing arrangements	–	–	11
Securities lending indemnifications	3,861	–	3,772
Asset sales	–	126	6,311	(a)
Merchant processing	574	65	101,440
Tender option bond program guarantee	1,739	–	1,648
Minimum revenue guarantees	–	–	8
Other	–	12	1,169

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2017, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $9.3 billion. The Company held collateral of $474 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and

U.S. Bancorp	73

warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2017, the Company had reserved $14 million for potential losses from representation and warranty obligations, compared with $19 million at December 31, 2016. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of June 30, 2017 and December 31, 2016, the Company had $10 million and $7 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

Litigation and Regulatory Matters The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing legal and regulatory matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution of one or more of these matters may have a material adverse effect on the Company’s results from operations for a particular period, and future changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results from operations, potentially materially.

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

Regulatory Matters The Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to compliance with selling guidelines relating to residential home loans sold to GSEs, foreclosure-related expenses submitted to the Federal Housing Administration or GSEs for reimbursement, lender-placed insurance, and notices and filings in bankruptcy cases. The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering compliance program adequacy and effectiveness and sanctions compliance requirements as administered by the Office of Foreign Assets Control. The Company is cooperating with an investigation currently being conducted by the United States Attorney’s Office in Manhattan regarding its banking relationship with Scott Tucker, who has been indicted over the operation of an allegedly illegal payday lending business. Tucker, who is challenging his indictment, and his businesses maintained certain deposit accounts with U.S. Bank National Association. The investigation by the United States Attorney’s Office also covers the Company’s Bank Secrecy Act/anti-money laundering compliance program. The Company is in discussions to attempt to resolve these matters. Any resolution, if reached, could include monetary fines or other penalties.

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

74	U.S. Bancorp

fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

In October 2015, the Company entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) concerning deficiencies in the Company’s Bank Secrecy Act/anti-money laundering compliance program, and requiring an ongoing review of that program. The Company could be required to enter into further orders or pay fines or penalties arising from the Consent Order or regulatory actions taken by other government agencies with Bank Secrecy Act/anti-money laundering jurisdiction. Some of the compliance program enhancements and other actions required by the Consent Order have already been, or are currently in the process of being, implemented, and are not expected to be material to the Company.

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

Outlook Due to their complex nature, it can be years before litigation and regulatory matters are resolved. The Company may be unable to develop an estimate or range of loss where matters are in early stages, there are significant factual or legal issues to be resolved, damages are unspecified or uncertain, or there is uncertainty as to a litigation class being certified or the outcome of pending motions, appeals or proceedings. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, the Company believes the upper end of the range of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, is up to $300 million. The Company’s estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. Actual results may vary significantly from the current estimates.

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 16	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2017 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	75

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,
	2017			2016
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$111,368	$578	2.08%	$107,132	$550	2.05%	4.0%
Loans held for sale	2,806	29	4.21	3,796	36	3.79	(26.1)
Loans (b)
Commercial	95,638	769	3.22	92,154	642	2.80	3.8
Commercial real estate	42,549	441	4.15	42,988	424	3.97	(1.0)
Residential mortgages	58,544	541	3.70	55,501	517	3.73	5.5
Credit card	20,631	580	11.28	20,140	538	10.73	2.4
Other retail	54,627	557	4.09	51,468	518	4.05	6.1
Total loans, excluding covered loans	271,989	2,888	4.26	262,251	2,639	4.05	3.7
Covered loans	3,539	43	4.82	4,331	51	4.64	(18.3)
Total loans	275,528	2,931	4.26	266,582	2,690	1.05	3.4
Other earning assets	14,181	46	1.28	7,858	29	1.48	80.5
Total earning assets	403,883	3,584	3.56	385,368	3,305	3.44	4.8
Allowance for loan losses	(3,827)			(3,863)			.9
Unrealized gain (loss) on investment securities	(239)			771			*
Other assets	46,288			46,474			(.4)
Total assets	$446,105			$428,750			4.0
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$82,710			$79,171			4.5%
Interest-bearing deposits
Interest checking	67,290	17	.10	60,842	10	.07	10.6
Money market savings	106,777	155	.58	92,904	82	.36	14.9
Savings accounts	43,524	8	.07	40,258	8	.09	8.1
Time deposits	30,871	58	.75	34,211	52	.60	(9.8)
Total interest-bearing deposits	248,462	238	.38	228,215	152	.27	8.9
Short-term borrowings	14,538	79	2.17	21,103	68	1.28	(31.1)
Long-term debt	36,271	199	2.20	36,478	189	2.08	(.6)
Total interest-bearing liabilities	299,271	516	.69	285,796	409	.58	4.7
Other liabilities	15,215			15,961			(4.7)
Shareholders’ equity
Preferred equity	5,419			5,501			(1.5)
Common equity	42,854			41,683			2.8
Total U.S. Bancorp shareholders’ equity	48,273			47,184			2.3
Noncontrolling interests	636			638			(.3)
Total equity	48,909			47,822			2.3
Total liabilities and equity	$446,105			$428,750			4.0
Net interest income		$3,068			$2,896
Gross interest margin			2.87%			2.86%
Gross interest margin without taxable-equivalent increments			2.82%			2.81%
Percent of Earning Assets
Interest income			3.56%			3.44%
Interest expense			.52			.42
Net interest margin			3.04%			3.02%
Net interest margin without taxable-equivalent increments			2.99%			2.97%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

76	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,
	2017			2016
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$111,067	$1,132	2.04%	$106,581	$1,095	2.05%	4.2%
Loans held for sale	3,214	64	3.99	3,481	67	3.85	(7.7)
Loans (b)
Commercial	94,694	1,475	3.14	90,987	1,266	2.80	4.1
Commercial real estate	42,852	866	4.07	42,694	840	3.96	.4
Residential mortgages	58,224	1,076	3.70	54,854	1,026	3.75	6.1
Credit card	20,737	1,159	11.27	20,192	1,087	10.82	2.7
Other retail	54,208	1,092	4.06	51,283	1,038	4.07	5.7
Total loans, excluding covered loans	270,715	5,668	4.22	260,010	5,257	4.06	4.1
Covered loans	3,635	87	4.76	4,422	103	4.64	(17.8)
Total loans	274,350	5,755	4.22	264,432	5,360	4.07	3.8
Other earning assets	12,964	84	1.30	7,294	58	1.60	77.7
Total earning assets	401,595	7,035	3.52	381,788	6,580	3.46	5.2
Allowance for loan losses	(3,825)			(3,864)			1.0
Unrealized gain (loss) on investment securities	(432)			709			*
Other assets	46,383			46,520			(.3)
Total assets	$443,721			$425,153			4.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$81,729			$78,870			3.6%
Interest-bearing deposits
Interest checking	66,490	30	.09	59,376	17	.06	12.0
Money market savings	107,763	284	.53	89,683	155	.35	20.2
Savings accounts	43,069	16	.08	39,754	17	.09	8.3
Time deposits	30,759	107	.70	33,949	102	.60	(9.4)
Total interest-bearing deposits	248,081	437	.36	222,762	291	.26	11.4
Short-term borrowings	13,873	146	2.13	24,251	134	1.11	(42.8)
Long-term debt	35,775	389	2.19	35,643	371	2.09	.4
Total interest-bearing liabilities	297,729	972	.66	282,656	796	.57	5.3
Other liabilities	15,529			16,008			(3.0)
Shareholders’ equity
Preferred equity	5,562			5,501			1.1
Common equity	42,537			41,460			2.6
Total U.S. Bancorp shareholders’ equity	48,099			46,961			2.4
Noncontrolling interests	635			658			(3.5)
Total equity	48,734			47,619			2.3
Total liabilities and equity	$443,721			$425,153			4.4
Net interest income		$6,063			$5,784
Gross interest margin			2.86%			2.89%
Gross interest margin without taxable-equivalent increments			2.81%			2.83%
Percent of Earning Assets
Interest income			3.52%			3.46%
Interest expense			.48			.42
Net interest margin			3.04%			3.04%
Net interest margin without taxable-equivalent increments			2.99%			2.98%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	77

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the second quarter of 2017.

Item 6. Exhibits

3.1	Certificate of Elimination of Series G Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).
3.2	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 20, 2017).
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

78	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: August 4, 2017		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	79

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Earnings
1.	Net income attributable to U.S. Bancorp		$1,500	$2,973
2.	Applicable income taxes, including expense related to unrecognized tax positions		551	1,050
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,051	$4,023
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$276	$532
	b.	Portion of rents representative of interest and amortization of debt expense	28	55
	c.	Fixed charges excluding interest on deposits (4a + 4b)	304	587
	d.	Interest on deposits	238	437
	e.	Fixed charges including interest on deposits (4c + 4d)	$542	$1,024
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,355	4,610
7.	Earnings including interest on deposits (3 + 4e + 5)		2,593	5,047
8.	Fixed charges excluding interest on deposits (4c)		304	587
9.	Fixed charges including interest on deposits (4e)		542	1,024
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		7.75	7.85
11.	Including interest on deposits (line 7/line 9)		4.78	4.93

*	Excludes interest expense related to unrecognized tax positions.

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(Dollars in Millions)			Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Earnings
1.	Net income attributable to U.S. Bancorp		$1,500	$2,973
2.	Applicable income taxes, including expense related to unrecognized tax positions		551	1,050
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,051	$4,023
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$276	$532
	b.	Portion of rents representative of interest and amortization of debt expense	28	55
	c.	Fixed charges excluding interest on deposits (4a + 4b)	304	587
	d.	Interest on deposits	238	437
	e.	Fixed charges including interest on deposits (4c + 4d)	$542	$1,024
5.	Amortization of interest capitalized		$–	$–
6.	Preferred stock dividends		64	133
7.	Earnings excluding interest on deposits (3 + 4c + 5)		2,355	4,610
8.	Earnings including interest on deposits (3 + 4e + 5)		2,593	5,047
9.	Fixed charges excluding interest on deposits, and preferred stock dividends (4c+6)		368	720
10.	Fixed charges including interest on deposits, and preferred stock dividends (4e+6)		606	1,157
Ratio of Earnings to Fixed Charges and Preferred Dividends
11.	Excluding interest on deposits (line 7/line 9)		6.40	6.40
12.	Including interest on deposits (line 8/line 10)		4.28	4.36

*	Excludes interest expense related to unrecognized tax positions.

80	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ ANDREW CECERE
Andrew Cecere Chief Executive Officer

Dated: August 4, 2017

U.S. Bancorp	81

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: August 4, 2017

82	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: August 4, 2017	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	83

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

P.O. Box 505000

Louisville, KY 40233

Phone: 888-778-1311 or 201-680-6578 (international calls)

Internet: www.computershare.com/investor

Registered or Certified Mail:

Computershare

462 South 4th Street, Suite 1600

Louisville, KY 40202

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