Form 10-Q
period 2017-09-30
US BANCORP \DE\
filed 2017-11-03
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, $0.01 Par Value	1,659,491,166 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income	$3,135	$2,893	8.4%	$9,097	$8,573	6.1%
Taxable-equivalent adjustment (a)	51	50	2.0	152	154	(1.3)
Net interest income (taxable-equivalent basis) (b)	3,186	2,943	8.3	9,249	8,727	6.0
Noninterest income	2,413	2,435	(.9)	7,123	7,130	(.1)
Securities gains (losses), net	9	10	(10.0)	47	16	*
Total net revenue	5,608	5,388	4.1	16,419	15,873	3.4
Noninterest expense	3,039	2,931	3.7	9,006	8,672	3.9
Provision for credit losses	360	325	10.8	1,055	982	7.4
Income before taxes	2,209	2,132	3.6	6,358	6,219	2.2
Income taxes and taxable-equivalent adjustment	640	616	3.9	1,791	1,766	1.4
Net income	1,569	1,516	3.5	4,567	4,453	2.6
Net (income) loss attributable to noncontrolling interests	(6)	(14)	57.1	(31)	(43)	27.9
Net income attributable to U.S. Bancorp	$1,563	$1,502	4.1	$4,536	$4,410	2.9
Net income applicable to U.S. Bancorp common shareholders	$1,485	$1,434	3.6	$4,302	$4,198	2.5
Per Common Share
Earnings per share	$.89	$.84	6.0%	$2.56	$2.44	4.9%
Diluted earnings per share	.88	.84	4.8	2.55	2.43	4.9
Dividends declared per share	.30	.28	7.1	.86	.79	8.9
Book value per share	25.98	24.78	4.8
Market value per share	53.59	42.89	24.9
Average common shares outstanding	1,672	1,710	(2.2)	1,683	1,724	(2.4)
Average diluted common shares outstanding	1,678	1,716	(2.2)	1,689	1,730	(2.4)
Financial Ratios
Return on average assets	1.38%	1.36%		1.36%	1.37%
Return on average common equity	13.6	13.5		13.4	13.4
Net interest margin (taxable-equivalent basis) (a)	3.10	2.98		3.06	3.02
Efficiency ratio (b)	54.3	54.5		55.0	54.7
Net charge-offs as a percent of average loans outstanding	.47	.46		.49	.48
Average Balances
Loans	$277,626	$269,637	3.0%	$275,454	$266,179	3.5%
Loans held for sale	3,935	4,691	(16.1)	3,457	3,888	(11.1)
Investment securities (c)	111,832	108,109	3.4	111,325	107,095	3.9
Earning assets	408,825	393,783	3.8	404,031	385,816	4.7
Assets	450,630	437,863	2.9	446,049	429,421	3.9
Noninterest-bearing deposits	81,964	82,021	(.1)	81,808	79,928	2.4
Deposits	335,151	318,548	5.2	331,610	307,312	7.9
Short-term borrowings	15,505	15,929	(2.7)	14,423	21,457	(32.8)
Long-term debt	35,544	37,875	(6.2)	35,697	36,392	(1.9)
Total U.S. Bancorp shareholders’ equity	48,819	47,791	2.2	48,342	47,240	2.3

	September 30, 2017	December 31, 2016
Period End Balances
Loans	$278,719	$273,207	2.0%
Investment securities	111,790	109,275	2.3
Assets	459,227	445,964	3.0
Deposits	342,589	334,590	2.4
Long-term debt	34,515	33,323	3.6
Total U.S. Bancorp shareholders’ equity	48,723	47,298	3.0
Asset Quality
Nonperforming assets	$1,251	$1,603	(22.0)%
Allowance for credit losses	4,407	4,357	1.1
Allowance for credit losses as a percentage of period-end loans	1.58%	1.59%
Capital Ratios
Basel III transitional standardized approach:
Common equity tier 1 capital	9.6%	9.4%
Tier 1 capital	11.1	11.0
Total risk-based capital	13.2	13.2
Leverage	9.1	9.0
Common equity tier 1 capital to risk-weighted assets for the Basel III transitional advanced approaches	12.1	12.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)	9.4	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)	11.8	11.7
Tangible common equity to tangible assets (b)	7.7	7.5
Tangible common equity to risk-weighted assets (b)	9.5	9.2

*	Not meaningful
(a)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 31.
(c)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.6 billion for the third quarter of 2017, or $0.88 per diluted common share, compared with $1.5 billion, or $0.84 per diluted common share, for the third quarter of 2016. Return on average assets and return on average common equity were 1.38 percent and 13.6 percent, respectively, for the third quarter of 2017, compared with 1.36 percent and 13.5 percent, respectively, for the third quarter of 2016.

Total net revenue for the third quarter of 2017 was $220 million (4.1 percent) higher than the third quarter of 2016, reflecting an 8.4 percent increase in net interest income (8.3 percent on a taxable-equivalent basis), partially offset by a 0.9 percent decrease in noninterest income. The increase in net interest income from the third quarter of 2016 was mainly a result of loan growth and the impact of rising interest rates. The noninterest income decrease was principally due to lower mortgage banking revenue, primarily the result of a higher level of refinancing activities in the third quarter of 2016, partially offset by increases in trust and investment management fees, payment services revenue, and treasury management fees as well as higher equity investment income.

Noninterest expense in the third quarter of 2017 was $108 million (3.7 percent) higher than the third quarter of 2016, primarily due to increased compensation expense related to hiring to support business growth and compliance programs, merit increases and higher variable compensation.

The provision for credit losses for the third quarter of 2017 of $360 million was $35 million (10.8 percent) higher than the third quarter of 2016. Net charge-offs in the third quarter of 2017 were $330 million, compared with $315 million in the third quarter of 2016. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first nine months of 2017 was $4.5 billion, or $2.55 per diluted common share, compared with $4.4 billion, or $2.43 per diluted common share, for the first nine months of 2016. Return on average assets and return on average common equity were 1.36 percent and 13.4 percent, respectively, for the first nine months of 2017, compared with 1.37 percent and 13.4 percent, respectively, for the first nine months of 2016.

Total net revenue for the first nine months of 2017 was $546 million (3.4 percent) higher than the first nine months of 2016, reflecting a 6.1 percent increase in net interest income (6.0 percent on a taxable-equivalent basis) and a 0.3 percent increase in noninterest income. The increase in net interest income from a year ago was mainly a result of loan growth and the impact of rising interest rates. The noninterest income increase was driven by higher payment services revenue, trust and investment management fees and treasury management fees, partially offset by lower mortgage banking revenue and lower equity investment income, reflecting the impact of the sale of the Company’s membership in Visa Europe Limited (“Visa Europe”) to Visa Inc. in the second quarter of 2016.

Noninterest expense in the first nine months of 2017 was $334 million (3.9 percent) higher than the first nine months of 2016, the result of increased compensation expense related to hiring to support business growth and compliance programs, merit increases and higher variable compensation, as well as the impact of a Federal Deposit Insurance Corporation (“FDIC”) insurance surcharge which began in late 2016. The increase from the first nine months of 2016 was partially offset by an increase in reserves related to legal and regulatory matters and a charitable contribution, both recognized in the second quarter of 2016.

The provision for credit losses for the first nine months of 2017 of $1.1 billion was $73 million (7.4 percent) higher than the first nine months of 2016. Net charge-offs in the first nine months of 2017 were $1.0 billion, compared with $947 million in the first nine months of 2016. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $3.2 billion in the third quarter and $9.2 billion in the first nine months of 2017, representing increases of $243 million (8.3 percent) and $522 million (6.0 percent), respectively, over the same periods of 2016. The increases were principally driven by loan growth and the impact of rising interest rates. Average earning assets were $15.0 billion (3.8 percent) higher in the third quarter and $18.2 billion (4.7 percent) higher in the first nine months of 2017, compared with the same periods of 2016, reflecting increases in loans, other earning assets and investment securities. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2017 was 3.10 percent and 3.06 percent, respectively, compared with 2.98 percent and 3.02 percent in the third quarter and first nine months of 2016, respectively. The increases in the net interest margin from the same periods of the prior year were due to higher interest rates and changes in the loan portfolio mix, partially offset by higher funding costs and higher cash balances. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average investment securities in the third quarter and first nine months of 2017 were $3.7 billion (3.4 percent) and $4.2 billion (3.9 percent) higher, respectively, than the same periods of 2016, primarily due to purchases of U.S. Treasury and U.S. government mortgage-backed securities, net of prepayments and maturities, in support of liquidity management.

Average total loans in the third quarter and first nine months of 2017 were $8.0 billion (3.0 percent) and $9.3 billion (3.5 percent) higher, respectively, than the same periods of 2016, due to growth in commercial loans, residential mortgages, other retail loans and credit card loans. The increases were driven by higher demand for loans from new and existing customers. These increases were partially offset by a decrease in commercial real estate loans due to disciplined underwriting of construction and development loans and customers paying down balances, as well as a decrease in loans covered by loss sharing agreements with the FDIC, a run-off portfolio.

Average total deposits for the third quarter and first nine months of 2017 were $16.6 billion (5.2 percent) and $24.3 billion (7.9 percent) higher, respectively, than the same periods of 2016. Average noninterest-bearing deposit balances were essentially unchanged in the third quarter and increased $1.9 billion (2.4 percent) in the first nine months of 2017, compared with the same periods of 2016, reflecting increases in Wealth Management and Securities Services, and Consumer and Small Business Banking balances, offset by decreases in Wholesale Banking and Commercial Real Estate balances. Average total savings deposits for the third quarter and first nine months of 2017 increased $12.7 billion (6.2 percent) and $23.2 billion (12.0 percent), respectively, over the same periods of 2016, a result of growth across all business lines. Average time deposits were $3.9 billion (12.2 percent) higher and $787 million (2.4 percent) lower for the third quarter and first nine months of 2017, respectively, compared with the same periods of the prior year. Changes in time deposits are largely related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2017 increased $35 million (10.8 percent) and $73 million (7.4 percent), respectively, over the same periods of 2016. The provision for credit losses was $30 million higher than net charge-offs in the third quarter and $50 million higher than net-charge-offs in the first nine months of 2017. The provision for credit losses was $10 million higher than net charge-offs and $35 million higher than net charge-offs in the third quarter and first nine months of 2016, respectively. The increase in the allowance for credit losses during the third quarter and first nine months of 2017 reflected loan portfolio growth and exposures related to recent weather events, partially offset by improvements in the energy loan and residential mortgage portfolios. Net charge-offs increased $15 million (4.8 percent) and $58 million (6.1 percent) in the third quarter and first nine months of 2017, respectively, compared with the same periods of the prior year, primarily due to higher credit card net charge-offs, partially offset by lower net charge-offs related to residential mortgages and commercial and commercial real estate loans. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Credit and debit card revenue	$308	$299	3.0%	$919	$861	6.7%
Corporate payment products revenue	201	190	5.8	564	541	4.3
Merchant processing services	405	412	(1.7)	1,190	1,188	.2
ATM processing services	92	87	5.7	267	251	6.4
Trust and investment management fees	380	362	5.0	1,128	1,059	6.5
Deposit service charges	192	192	–	553	539	2.6
Treasury management fees	153	147	4.1	466	436	6.9
Commercial products revenue	221	219	.9	638	654	(2.4)
Mortgage banking revenue	213	314	(32.2)	632	739	(14.5)
Investment products fees	39	41	(4.9)	120	120	–
Securities gains (losses), net	9	10	(10.0)	47	16	*
Other	209	172	21.5	646	742	(12.9)
Total noninterest income	$2,422	$2,445	(.9)%	$7,170	$7,146	.3%

*	Not meaningful.

Noninterest Income Noninterest income was $2.4 billion in the third quarter and $7.2 billion in the first nine months of 2017, representing a decrease of $23 million (0.9 percent) and an increase of $24 million (0.3 percent), respectively, compared with the same periods of 2016. The decrease in the third quarter of 2017, compared with the third quarter of 2016, was principally due to lower mortgage banking revenue, partially offset by increases in trust and investment management fees, payment services revenue, treasury management fees, and other noninterest income. The increase in the first nine months of 2017, compared with the same period of the prior year, was driven by increases in payment services revenue, trust and investment management fees, and treasury management fees, as well as higher gains on sales of investment securities, partially offset by decreases in mortgage banking revenue and other noninterest income. Mortgage banking revenue decreased due to lower origination and sales volumes from home refinancing, as refinancing activities were significantly higher in the second and third quarters of 2016 due to a decline in longer term interest rates during that period. Trust and investment management fees increased due to favorable market conditions, and net asset and account growth. Payment services revenue was higher due to increases in credit and debit card revenue and corporate payment products revenue, both driven by higher sales volumes. The increases in payment services revenue were partially offset by lower merchant processing services revenue in the third quarter of 2017 due to the Company exiting certain joint ventures in the second quarter of 2017 and the impacts of recent weather events. Treasury management fees increased in the third quarter and first nine months of 2017, compared with the same periods of the prior year, due to higher transaction volume. Other revenue increased in the third quarter of 2017, compared to the third quarter of 2016, primarily due to higher equity investment income. Other revenue was lower in the first nine months of 2017, compared with the first nine months of 2016, primarily due to lower equity investment income, reflecting the impact of the second quarter 2016 Visa Europe sale.

Noninterest Expense Noninterest expense was $3.0 billion in the third quarter and $9.0 billion in the first nine months of 2017, representing increases of $108 million (3.7 percent) and $334 million (3.9 percent), respectively, over the same periods of 2016. The increases from a year ago were primarily due to higher compensation expense, partially offset by lower professional services expense. Compensation expense increased principally due to the impact of hiring to support business growth and compliance programs, merit increases and higher variable compensation. Professional services expense decreased primarily due to fewer consulting services as compliance programs near maturity. The increase in noninterest expense in the first nine months of 2017, compared with the same period of the prior year, was further offset by decreases in marketing and business development expense and other expense. Marketing and business development expense was lower, primarily due to the impact of the charitable contribution recorded in the second quarter of 2016. Other expense decreased, primarily due to the impact of the increase in reserves related to legal and regulatory matters recorded in the second quarter of 2016, partially offset by the FDIC insurance surcharge which began in late 2016.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Compensation	$1,440	$1,329	8.4%	$4,247	$3,855	10.2%
Employee benefits	281	280	.4	882	858	2.8
Net occupancy and equipment	258	250	3.2	760	741	2.6
Professional services	104	127	(18.1)	305	346	(11.8)
Marketing and business development	92	102	(9.8)	291	328	(11.3)
Technology and communications	246	243	1.2	723	717	.8
Postage, printing and supplies	82	80	2.5	244	236	3.4
Other intangibles	44	45	(2.2)	131	134	(2.2)
Other	492	475	3.6	1,423	1,457	(2.3)
Total noninterest expense	$3,039	$2,931	3.7%	$9,006	$8,672	3.9%
Efficiency ratio (a)	54.3%	54.5%		55.0%	54.7%

(a)	See Non-GAAP Financial Measures beginning on page 31.

Income Tax Expense The provision for income taxes was $589 million (an effective rate of 27.3 percent) for the third quarter and $1.6 billion (an effective rate of 26.4 percent) for the first nine months of 2017, compared with $566 million (an effective rate of 27.2 percent) and $1.6 billion (an effective rate of 26.6 percent) for the same periods of 2016. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $278.7 billion at September 30, 2017, compared with $273.2 billion at December 31, 2016, an increase of $5.5 billion (2.0 percent). The increase was driven primarily by higher commercial loans, residential mortgages and other retail loans, partially offset by lower commercial real estate loans, credit card loans and covered loans.

Commercial loans increased $3.5 billion (3.8 percent) at September 30, 2017, compared with December 31, 2016, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $2.0 billion (3.6 percent) at September 30, 2017, compared with December 31, 2016, as origination activity more than offset the effect of customers paying down balances in the first nine months of 2017. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Other retail loans increased $3.0 billion (5.6 percent) at September 30, 2017, compared with December 31, 2016, primarily driven by higher installment and retail leasing loans, partially offset by decreases in student loans, home equity loans and revolving credit balances.

Commercial real estate loans decreased $1.7 billion (3.9 percent) at September 30, 2017, compared with December 31, 2016, primarily the result of disciplined underwriting of construction and development loans and customers paying down balances.

Credit card loans decreased $826 million (3.8 percent) at September 30, 2017, compared with December 31, 2016, primarily the result of customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.8 billion at September 30, 2017, compared with $4.8 billion at December 31, 2016. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the third quarter of 2017. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $111.8 billion at September 30, 2017, compared with $109.3 billion at December 31, 2016. The $2.5 billion (2.3 percent) increase was primarily due to $2.2 billion of net investment purchases and a $432 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2017 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$5,188	$5,177	.5	.82%	$–	$–	–	–%
Maturing after one year through five years	13,124	13,066	3.1	1.51	1,546	1,548	3.5	1.80
Maturing after five years through ten years	3,851	3,825	5.5	1.86	3,647	3,590	6.2	1.81
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$22,163	$22,068	2.9	1.41%	$5,193	$5,138	5.4	1.81%
Mortgage-Backed Securities (a)
Maturing in one year or less	$99	$101	.6	4.27%	$129	$129	.5	3.08%
Maturing after one year through five years	17,946	17,889	4.4	2.03	23,627	23,525	3.8	2.07
Maturing after five years through ten years	19,291	19,149	5.9	2.11	14,745	14,635	5.7	2.21
Maturing after ten years	2,416	2,422	12.9	2.26	287	288	12.4	2.21
Total	$39,752	$39,561	5.6	2.09%	$38,788	$38,577	4.6	2.13%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$1	.5	1.88%
Maturing after one year through five years	333	338	3.8	.95	5	6	3.2	1.91
Maturing after five years through ten years	85	87	5.3	2.92	2	2	6.1	2.02
Maturing after ten years	–	–	–	–	–	3	16.6	1.85
Total	$418	$425	4.1	1.35%	$7	$12	3.9	1.94%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$367	$369	.2	7.37%	$–	$–	–	–%
Maturing after one year through five years	580	608	3.2	6.04	1	1	3.3	8.15
Maturing after five years through ten years	3,519	3,548	8.7	5.41	5	6	8.3	2.77
Maturing after ten years	1,215	1,156	19.9	4.94	–	–	–	–
Total	$5,681	$5,681	10.0	5.50%	$6	$7	7.8	3.32%
Other Debt Securities
Maturing in one year or less	$–	$–	–	–%	$2	$2	–	1.68%
Maturing after one year through five years	–	–	–	–	22	22	2.8	2.09
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$–	$–	–	–%	$24	$24	2.6	2.05%
Other Investments	$27	$37	–	.01%	$–	$–	–	–%
Total investment securities (d)	$68,041	$67,772	5.1	2.15%	$44,018	$43,758	4.7	2.09%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.1 years at December 31, 2016, with a corresponding weighted-average yield of 2.06 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.6 years at December 31, 2016, with a corresponding weighted-average yield of 1.93 percent.
(e)	Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis under a federal income tax rate of 35 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Weighted-average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	September 30, 2017		December 31, 2016
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$27,356	24.4%	$22,560	20.5%
Mortgage-backed securities	78,540	70.1	81,698	74.3
Asset-backed securities	425	.4	483	.4
Obligations of state and political subdivisions	5,687	5.1	5,173	4.7
Other debt securities and investments	51	–	62	.1
Total investment securities	$112,059	100.0%	$109,976	100.0%

U.S. Bancorp	7

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2017, the Company’s net unrealized losses on available-for-sale securities were $269 million, compared with $701 million at December 31, 2016. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. Treasury, U.S. government mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $596 million at September 30, 2017, compared with $1.0 billion at December 31, 2016. At September 30, 2017, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $342.6 billion at September 30, 2017, compared with $334.6 billion at December 31, 2016, the result of increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Interest checking balances increased $3.7 billion (5.6 percent) primarily due to higher Wholesale Banking and Commercial Real Estate, and Consumer and Small Business Banking balances. Savings account balances increased $1.9 billion (4.6 percent), primarily due to higher Consumer and Small Business Banking balances. Money market deposit balances decreased $2.1 billion (1.9 percent) at September 30, 2017, compared with December 31, 2016, primarily due to lower Wholesale Banking and Commercial Real Estate balances, partially offset by higher Wealth Management and Securities Services balances. Time deposits increased $8.4 billion (27.5 percent) at September 30, 2017, compared with December 31, 2016, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics, partially offset by lower Consumer and Small Business Banking balances resulting from maturities. Noninterest-bearing deposits decreased $3.9 billion (4.6 percent) at September 30, 2017, compared with December 31, 2016, primarily due to lower Wholesale Banking and Commercial Real Estate, and Wealth Management and Securities Services balances, partially offset by higher Consumer and Small Business Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $15.9 billion at September 30, 2017, compared with $14.0 billion at December 31, 2016. The $1.9 billion (13.6 percent) increase in short-term borrowings was primarily due to higher other short-term borrowings balances, partially offset by lower federal funds purchased balances. Long-term debt was $34.5 billion at September 30, 2017, compared with $33.3 billion at December 31, 2016. The $1.2 billion (3.6 percent) increase was primarily due to issuances of $3.9 billion of medium-term notes and $3.4 billion of bank notes, partially offset by $2.8 billion of bank note repayments, $1.3 billion of medium-term note maturities and a $2.1 billion decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk also arises in situations where the laws or rules governing certain Company products or activities of the Company’s customers may be ambiguous or untested. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for a detailed discussion of these factors.

The Company’s Board and management-level governance committees are supported by a “three lines of defense” model for establishing effective checks and balances. The first line of defense, the business lines, manages risks in conformity with established limits and policy requirements. In turn, business line leaders and their risk officers establish programs to ensure conformity with these limits and policy requirements. The second line of defense, which includes the Chief Risk Officer’s organization as well as policy and oversight activities of corporate support functions, translates risk appetite and strategy into actionable risk limits and policies. The second line of defense monitors first line of defense conformity with limits and policies, and provides reporting and escalation of emerging risks and other concerns to senior management and the Risk Management Committee of the Board of Directors. The third line of defense, internal audit, is responsible for providing the Audit Committee of the Board of Directors and senior management with independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management and control processes.

Management regularly provides reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Qualitative considerations, such as the macroeconomic environment, regulatory and compliance changes, litigation developments, and technology and cybersecurity;

U.S. Bancorp	9

•	Capital ratios and projections, including regulatory measures and stressed scenarios;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk (“VaR”);
•	Liquidity risk, including funding projections under various stressed scenarios;
•	Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures; and
•	Reputational and strategic risk considerations, impacts and responses.

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

The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans, which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment.

Included within the commercial lending segment are energy loans, which represented 0.9 percent of the Company’s total loans outstanding at September 30, 2017. The effects of low energy prices beginning in late 2014, have resulted in higher than historical levels of criticized commitments and nonperforming assets at September 30, 2017 and December 31, 2016.

The following table provides a summary of the Company’s energy loans:

(Dollars in Millions)	September 30, 2017	December 31, 2016
Loans outstanding	$2,498	$2,642
Total commitments	10,262	10,955
Total criticized commitments	1,282	2,847
Nonperforming assets	120	257
Allowance for credit losses as a percentage of loans outstanding	5.0%	7.8%

10	U.S. Bancorp

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At September 30, 2017, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.3 billion, or 9 percent, of the outstanding home equity line balances at September 30, 2017, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, mobile and on-line banking, indirect lending, portfolio acquisitions, correspondent banks and loan brokers. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.

Residential mortgage originations are generally limited to prime borrowers and are performed through the Company’s branches, loan production offices, mobile and on-line services and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is also diversified by geography and managed by adherence to LTV and borrower credit criteria during the underwriting process.

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

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at September 30, 2017:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$1,885	$49,598	$51,483	86.8%
Over 80% through 90%	7	3,254	3,261	5.5
Over 90% through 100%	11	560	571	1.0
Over 100%	5	537	542	.9
No LTV available	6	38	44	.1
Loans purchased from GNMA mortgage pools (a)	–	3,416	3,416	5.7
Total	$1,914	$57,403	$59,317	100.0%
Borrower Type
Prime borrowers	$1,914	$52,753	$54,667	92.2%
Sub-prime borrowers	–	845	845	1.4
Other borrowers	–	389	389	.7
Loans purchased from GNMA mortgage pools (a)	–	3,416	3,416	5.7
Total	$1,914	$57,403	$59,317	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,972	$605	$12,577	77.1%
Over 80% through 90%	2,129	711	2,840	17.4
Over 90% through 100%	390	117	507	3.1
Over 100%	261	25	286	1.8
No LTV/CLTV available	85	13	98	.6
Total	$14,837	$1,471	$16,308	100.0%
Borrower Type
Prime borrowers	$14,548	$1,387	$15,935	97.7%
Sub-prime borrowers	53	75	128	.8
Other borrowers	236	9	245	1.5
Total	$14,837	$1,471	$16,308	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.2 percent of the Company’s total assets at September 30, 2017 and December 31, 2016. The Company considers sub-prime loans to be loans made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.3 billion at September 30, 2017, compared with $16.4 billion at December 31, 2016, and included $4.8 billion of home equity lines in a first lien position and $11.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2017, included approximately $4.9 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.6 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2017:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,882	$6,653	$11,535
Percent 30-89 days past due	.27%	.44%	.37%
Percent 90 days or more past due	.06%	.07%	.06%
Weighted-average CLTV	72%	68%	69%
Weighted-average credit score	777	772	774

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2017	December 31, 2016
Commercial
Commercial	.06%	.06%
Lease financing	—	—
Total commercial	.05	.06
Commercial Real Estate
Commercial mortgages	—	.01
Construction and development	.03	.05
Total commercial real estate	.01	.02
Residential Mortgages (a)	.18	.27
Credit Card	1.20	1.16
Other Retail
Retail leasing	.03	.02
Home equity and second mortgages	.24	.25
Other	.13	.13
Total other retail (b)	.15	.15
Total loans, excluding covered loans	.18	.20
Covered Loans	4.66	5.53
Total loans	.23%	.28%

90 days or more past due including nonperforming loans	September 30, 2017	December 31, 2016
Commercial	.33%	.57%
Commercial real estate	.30	.31
Residential mortgages (a)	.98	1.31
Credit card	1.20	1.18
Other retail (b)	.43	.45
Total loans, excluding covered loans	.55	.71
Covered loans	4.84	5.68
Total loans	.60%	.78%

(a)	Delinquent loan ratios exclude $1.8 billion at September 30, 2017, and $2.5 billion at December 31, 2016, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 4.09 percent at September 30, 2017, and 5.73 percent at December 31, 2016.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was ..54 percent at September 30, 2017, and .63 percent at December 31, 2016.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $649 million ($497 million excluding covered loans) at September 30, 2017, compared with $764 million ($552 million excluding covered loans) at December 31, 2016. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.23 percent (0.18 percent excluding covered loans) at September 30, 2017, compared with 0.28 percent (0.20 percent excluding covered loans) at December 31, 2016.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Residential Mortgages (a)
30-89 days	$155	$151	.26%	.26%
90 days or more	107	156	.18	.27
Nonperforming	474	595	.80	1.04
Total	$736	$902	1.24%	1.57%
Credit Card
30-89 days	$296	$284	1.42%	1.31%
90 days or more	251	253	1.20	1.16
Nonperforming	1	3	—	.01
Total	$548	$540	2.62%	2.48%
Other Retail
Retail Leasing
30-89 days	$25	$18	.31%	.28%
90 days or more	2	1	.03	.02
Nonperforming	7	2	.09	.03
Total	$34	$21	.43%	.33%
Home Equity and Second Mortgages
30-89 days	$62	$60	.38%	.37%
90 days or more	39	41	.24	.25
Nonperforming	123	128	.75	.78
Total	$224	$229	1.37%	1.40%
Other (b)
30-89 days	$244	$206	.75%	.66%
90 days or more	42	41	.13	.13
Nonperforming	33	27	.10	.09
Total	$319	$274	.98%	.88%

(a)	Excludes $297 million of loans 30-89 days past due and $1.8 billion of loans 90 days or more past due at September 30, 2017, purchased from GNMA mortgage pools that continue to accrue interest, compared with $273 million and $2.5 billion at December 31, 2016, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
30-89 days	$48	$55	1.48%	1.43%
90 days or more	152	212	4.66	5.53
Nonperforming	6	6	.18	.16
Total	$206	$273	6.32%	7.12%

Restructured Loans In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases, the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered.

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2017, performing TDRs were $4.0 billion, compared with $4.2 billion at December 31, 2016. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

The Company continues to work with customers to modify loans for borrowers who are experiencing financial difficulties, including those loans acquired through FDIC-assisted acquisitions. Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. The modifications vary within each of the Company’s loan classes. Commercial lending segment TDRs generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate. The Company may also work with the borrower to make other changes to the loan to mitigate losses, such as obtaining additional collateral and/or guarantees to support the loan.

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company modifies residential mortgage loans under Federal Housing Administration,

14	U.S. Bancorp

United States Department of Veterans Affairs, and its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments by providing loan concessions. These concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs and continues to report them as TDRs after the trial period.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2017 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$323	2.8%	1.1%	$136	(a)	$459
Commercial real estate	141	1.6	–	24	(b)	165
Residential mortgages	1,590	2.8	3.7	348		1,938	(d)
Credit card	230	10.5	5.9	1	(c)	231
Other retail	135	3.9	4.6	50	(c)	185	(e)
TDRs, excluding GNMA and covered loans	2,419	3.5	3.4	559		2,978
Loans purchased from GNMA mortgage pools (g)	1,571	–	–	–		1,571	(f)
Covered loans	29	4.8	10.3	4		33
Total	$4,019	2.1%	2.1%	$563		$4,582

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $324 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $45 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $78 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $13 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $217 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $351 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(g)	Approximately 4.2 percent and 45.2 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary financial hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at September 30, 2017.

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

At September 30, 2017, total nonperforming assets were $1.3 billion, compared with $1.6 billion at December 31, 2016. The $352 million (22.0 percent) decrease in nonperforming assets was driven by improvements in commercial loans, residential mortgages and OREO. Nonperforming covered assets were $32 million at September 30, 2017 and December 31, 2016. The ratio of total nonperforming assets to total loans and other real estate was 0.45 percent at September 30, 2017, compared with 0.59 percent at December 31, 2016.

OREO, excluding covered assets, was $164 million at September 30, 2017, compared with $186 million at December 31, 2016, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Residential
Illinois	$16	$15	.37%	.35%
Minnesota	12	12	.19	.19
Washington	10	8	.22	.19
Ohio	8	9	.28	.31
Wisconsin	8	11	.37	.50
All other states	102	120	.18	.22
Total residential	156	175	.21	.24
Commercial
California	4	4	.02	.02
Tennessee	1	1	.04	.04
Idaho	1	–	.07	–
Virginia	–	1	–	.05
New Mexico	–	–	–	–
All other states	2	5	–	–
Total commercial	8	11	.01	.01
Total	$164	$186	.06%	.07%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $330 million for the third quarter and $1.0 billion for the first nine months of 2017, compared with $315 million and $947 million for the same periods of 2016. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2017 was 0.47 percent and 0.49 percent, respectively, compared with 0.46 percent and 0.48 percent for the third quarter and first nine months of 2016, respectively. The year-over-year increases in total net charge-offs reflected higher credit card net charge-offs, partially offset by lower net charge-offs related to residential mortgages and commercial and commercial real estate loans.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2017	December 31, 2016
Commercial
Commercial	$231	$443
Lease financing	38	40
Total commercial	269	483
Commercial Real Estate
Commercial mortgages	89	87
Construction and development	33	37
Total commercial real estate	122	124
Residential Mortgages (b)	474	595
Credit Card	1	3
Other Retail
Retail leasing	7	2
Home equity and second mortgages	123	128
Other	33	27
Total other retail	163	157
Total nonperforming loans, excluding covered loans	1,029	1,362
Covered Loans	6	6
Total nonperforming loans	1,035	1,368
Other Real Estate (c)(d)	164	186
Covered Other Real Estate (d)	26	26
Other Assets	26	23
Total nonperforming assets	$1,251	$1,603
Total nonperforming assets, excluding covered assets	$1,219	$1,571
Excluding covered assets
Accruing loans 90 days or more past due (b)	$497	$552
Nonperforming loans to total loans	.37%	.51%
Nonperforming assets to total loans plus other real estate (c)	.44%	.58%
Including covered assets
Accruing loans 90 days or more past due (b)	$649	$764
Nonperforming loans to total loans	.37%	.50%
Nonperforming assets to total loans plus other real estate (c)	.45%	.59%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2016	$623	$948	$32	$1,603
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	377	312	20	709
Advances on loans	23	–	–	23
Total additions	400	312	20	732
Reductions in nonperforming assets
Paydowns, payoffs	(360)	(169)	(7)	(536)
Net sales	(38)	(126)	(13)	(177)
Return to performing status	(7)	(111)	–	(118)
Charge-offs (e)	(213)	(40)	–	(253)
Total reductions	(618)	(446)	(20)	(1,084)
Net additions to (reductions in) nonperforming assets	(218)	(134)	–	(352)
Balance September 30, 2017	$405	$814	$32	$1,251

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $1.8 billion and $2.5 billion at September 30, 2017, and December 31, 2016, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $300 million and $373 million at September 30, 2017, and December 31, 2016, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)	Includes equity investments in entities whose principal assets are other real estate owned.
(e)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial
Commercial	.34%	.38%	.33%	.37%
Lease financing	.29	.23	.27	.33
Total commercial	.34	.37	.33	.36
Commercial Real Estate
Commercial mortgages	(.03)	.06	(.04)	–
Construction and development	(.17)	(.14)	(.09)	(.04)
Total commercial real estate	(.07)	.01	(.06)	(.01)
Residential Mortgages	.05	.08	.06	.12
Credit Card	3.55	3.11	3.73	3.25
Other Retail
Retail leasing	.10	.07	.13	.10
Home equity and second mortgages	(.02)	.02	(.02)	.02
Other	.73	.68	.74	.68
Total other retail	.42	.41	.44	.41
Total loans, excluding covered loans	.48	.47	.49	.48
Covered Loans	–	–	–	–
Total loans	.47%	.46%	.49%	.48%

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm an appropriate historical timeframe is selected for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, bankruptcy experience and historical losses, adjusted for current trends.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2017, the Company serviced the first lien on 42 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and

18	U.S. Bancorp

other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $296 million or 1.8 percent of the total home equity portfolio at September 30, 2017, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

Refer to “Management’s Discussion and Analysis—Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on the analysis and determination of the allowance for credit losses.

At September 30, 2017, the allowance for credit losses was $4.4 billion (1.58 percent of period-end loans), compared with an allowance of $4.4 billion (1.59 percent of period-end loans) at December 31, 2016. The ratio of the allowance for credit losses to nonperforming loans was 426 percent at September 30, 2017, compared with 318 percent at December 31, 2016. The ratio of the allowance for credit losses to annualized loan net charge-offs was 337 percent at September 30, 2017, compared with 343 percent of full year 2016 net charge-offs at December 31, 2016.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Balance at beginning of period	$4,377	$4,329	$4,357	$4,306
Charge-Offs
Commercial
Commercial	109	98	296	301
Lease financing	6	6	19	21
Total commercial	115	104	315	322
Commercial real estate
Commercial mortgages	1	7	5	10
Construction and development	1	2	2	9
Total commercial real estate	2	9	7	19
Residential mortgages	16	19	49	67
Credit card	214	182	653	559
Other retail
Retail leasing	3	2	11	7
Home equity and second mortgages	8	12	25	31
Other	75	70	227	205
Total other retail	86	84	263	243
Covered loans (a)	–	–	–	–
Total charge-offs	433	398	1,287	1,210
Recoveries
Commercial
Commercial	30	14	71	65
Lease financing	2	3	8	8
Total commercial	32	17	79	73
Commercial real estate
Commercial mortgages	3	2	15	11
Construction and development	6	6	10	12
Total commercial real estate	9	8	25	23
Residential mortgages	9	7	22	19
Credit card	27	21	72	64
Other retail
Retail leasing	1	1	4	3
Home equity and second mortgages	9	11	28	29
Other	16	18	52	52
Total other retail	26	30	84	84
Covered loans (a)	–	–	–	–
Total recoveries	103	83	282	263
Net Charge-Offs
Commercial
Commercial	79	84	225	236
Lease financing	4	3	11	13
Total commercial	83	87	236	249
Commercial real estate
Commercial mortgages	(2)	5	(10)	(1)
Construction and development	(5)	(4)	(8)	(3)
Total commercial real estate	(7)	1	(18)	(4)
Residential mortgages	7	12	27	48
Credit card	187	161	581	495
Other retail
Retail leasing	2	1	7	4
Home equity and second mortgages	(1)	1	(3)	2
Other	59	52	175	153
Total other retail	60	54	179	159
Covered loans (a)	–	–	–	–
Total net charge-offs	330	315	1,005	947
Provision for credit losses	360	325	1,055	982
Other changes (b)	–	(1)	–	(3)
Balance at end of period (c)	$4,407	$4,338	$4,407	$4,338
Components
Allowance for loan losses	$3,908	$3,797
Liability for unfunded credit commitments	499	541
Total allowance for credit losses	$4,407	$4,338
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.59%	1.61%
Nonperforming loans, excluding covered loans	425	309
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	287	225
Nonperforming assets, excluding covered assets	359	264
Annualized net charge-offs, excluding covered loans	334	343
Period-end loans	1.58%	1.60%
Nonperforming loans	426	310
Nonperforming and accruing loans 90 days or more past due	262	202
Nonperforming assets	352	261
Annualized net charge-offs	337	346

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At September 30, 2017 and 2016, $1.7 billion and $1.5 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

20	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Retail leasing residual values were $5.8 billion at September 30, 2017, compared with $4.9 billion at December 31, 2016, reflecting overall growth in the retail leasing portfolio during the first nine months of 2017, while commercial leasing residual values were essentially unchanged. As of September 30, 2017, no significant change in the concentration of the portfolios had occurred since December 31, 2016. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on residual value risk management.

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

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset and Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at September 30, 2017 and December 31, 2016, the Company was within those limits.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (“stable”) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 2.02 percent in the “Up 50 basis point (“bps”)” and 3.91

Table 9	Sensitivity of Net Interest Income

	September 30, 2017				December 31, 2016
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.56)%	1.48%	*	1.99%	(2.82)%	1.52%	*	1.82%

*	Given the level of interest rates, downward rate scenario is not computed.

U.S. Bancorp	21

percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on net interest income simulation analysis.

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 0.9 percent decrease in the market value of equity at September 30, 2017, compared with a 1.9 percent decrease at December 31, 2016. A 200 bps decrease, where possible given current rates, would have resulted in a 10.3 percent decrease in the market value of equity at September 30, 2017, compared with an 8.1 percent decrease at December 31, 2016. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2017, the Company had $5.8 billion of forward commitments to sell, hedging $2.5 billion of MLHFS and $3.5 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

For additional information on derivatives and hedging activities, refer to Notes 12 and 13 in the Notes to Consolidated Financial Statements.

22	U.S. Bancorp

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s trading positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its trading businesses measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year for its trading businesses. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2017	2016
Average	$1	$1
High	1	1
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the nine months ended September 30, 2017 and 2016. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2017	2016
Average	$4	$4
High	6	7
Low	2	2
Period-end	6	5

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30, (Dollars in Millions)	2017	2016
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$–	$–
High	1	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$8	$8
High	10	11
Low	6	4

U.S. Bancorp	23

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

The Company’s Board of Directors approves the Company’s liquidity policy. The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves the contingency funding plan. The ALCO reviews the Company’s liquidity policy and limits, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At September 30, 2017, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $104.9 billion, compared with $100.6 billion at December 31, 2016. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2017, the Company could have borrowed an additional $90.2 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $342.6 billion at September 30, 2017, compared with $334.6 billion at December 31, 2016. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $34.5 billion at September 30, 2017, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $15.9 billion at September 30, 2017, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At September 30, 2017, parent company long-term debt outstanding was $15.8 billion, compared with $13.0 billion at December 31, 2016. The increase was primarily due to the issuance of $3.9 billion of medium-term notes, partially offset by $1.3 billion of medium-term note maturities. As of September 30, 2017, there was no parent company debt scheduled to mature in the remainder of 2017.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At September 30, 2017, the Company was compliant with this requirement.

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

24	U.S. Bancorp

exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2017, the Company had an aggregate amount on deposit with European banks of approximately $8.1 billion, predominately with the Central Bank of Ireland and Bank of England.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Beginning January 1, 2014, the regulatory capital requirements effective for the Company follow Basel III, subject to certain transition provisions from Basel I over the following four years to full implementation by January 1, 2018. Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2017 and December 31, 2016. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

Effective January 1, 2018, the Company will be subject to a regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. At September 30, 2017, the Company’s SLR exceeded the applicable minimum SLR requirement.

Total U.S. Bancorp shareholders’ equity was $48.7 billion at September 30, 2017, compared with $47.3 billion at December 31, 2016. The increase was primarily the result of corporate earnings, a preferred stock issuance and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss). This increase was partially offset by common share repurchases, dividends and the redemption of $1.1 billion of preferred stock.

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2017	December 31, 2016
Basel III transitional standardized approach:
Common equity tier 1 capital	$34,876	$33,720
Tier 1 capital	40,411	39,421
Total risk-based capital	48,104	47,355
Risk-weighted assets	363,957	358,237
Common equity tier 1 capital as a percent of risk-weighted assets	9.6%	9.4%
Tier 1 capital as a percent of risk-weighted assets	11.1	11.0
Total risk-based capital as a percent of risk-weighted assets	13.2	13.2
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.1	9.0
Basel III transitional advanced approaches:
Common equity tier 1 capital	$34,876	$33,720
Tier 1 capital	40,411	39,421
Total risk-based capital	45,090	44,264
Risk-weighted assets	287,800	277,141
Common equity tier 1 capital as a percent of risk-weighted assets	12.1%	12.2%
Tier 1 capital as a percent of risk-weighted assets	14.0	14.2
Total risk-based capital as a percent of risk-weighted assets	15.7	16.0

U.S. Bancorp	25

The Company believes certain capital ratios in addition to statutory regulatory capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the transitional standardized approach, was 7.7 percent and 9.5 percent, respectively, at September 30, 2017, compared with 7.5 percent and 9.2 percent, respectively, at December 31, 2016. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III standardized approach as if fully implemented was 9.4 percent at September 30, 2017, compared with 9.1 percent at December 31, 2016. The Company’s common equity tier 1 capital to risk-weighted assets ratio using the Basel III advanced approaches as if fully implemented was 11.8 percent at September 30, 2017, compared with 11.7 percent at December 31, 2016.

On June 28, 2017, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2017 through June 30, 2018.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	6,313,893	$52.67	6,313,893	$2,267
August	3,802,949	52.38	3,802,949	2,068
September	2,549,596	52.26	2,549,596	1,935
Total	12,666,438	$52.50	12,666,438	$1,935

(a)	All shares were purchased under the stock repurchase authorization program announced on June 28, 2017.

On September 19, 2017, the Company announced its Board of Directors had approved a 7.1 percent increase in the Company’s dividend rate per common share from $0.28 per quarter to $0.30 per quarter.

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

Wholesale Banking and Commercial Real Estate Wholesale Banking and Commercial Real Estate offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Wholesale Banking and Commercial Real Estate contributed $282 million of the Company’s net income in the third quarter and $827 million in the first nine months of 2017, or increases of $57 million (25.3 percent) and $253 million (44.1 percent), respectively, compared with the same periods of 2016.

Net revenue increased $48 million (6.1 percent) in the third quarter and $186 million (8.0 percent) in the first nine months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $53 million (9.4 percent) in the third quarter and $168 million (10.3 percent) in the first nine months of 2017, compared with the same periods of 2016. The increases were primarily due to the impact of rising rates on the margin benefit from deposits and growth in average loan and deposit balances, partially offset by lower spread on loans reflecting a competitive marketplace. Noninterest income decreased $5 million (2.3 percent) in the third quarter of 2017, compared with the third quarter of 2016, primarily due to higher loan related charges, partially offset by higher treasury management fees. Noninterest income increased $18 million (2.7 percent) in the first nine months of 2017, compared with the same period of 2016, driven by

26	U.S. Bancorp

increases in treasury management fees and capital markets volume, partially offset by higher loan related charges.

Noninterest expense increased $41 million (11.5 percent) in the third quarter and $122 million (11.4 percent) in the first nine months of 2017, compared with the same periods of 2016, primarily due to increases in variable costs allocated to manage the business and higher compensation expense, reflecting the impact of increased staffing, merit increases and variable compensation. In addition, the increase in the first nine months of 2017 included the impact of the FDIC insurance surcharge on deposit balances. The provision for credit losses decreased $82 million in the third quarter and $333 million (97.4 percent) in the first nine months of 2017, compared with the same periods of 2016, primarily due to favorable changes in the reserve allocation and continued stabilization of credit quality in the energy sector.

Consumer and Small Business Banking Consumer and Small Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Small Business Banking contributed $363 million of the Company’s net income in the third quarter and $974 million in the first nine months of 2017, or an increase of $4 million (1.1 percent) and a decrease of $62 million (6.0 percent), respectively, compared with the same periods of 2016.

Net revenue increased $30 million (1.6 percent) in the third quarter and $204 million (3.8 percent) in the first nine months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $110 million (9.2 percent) in the third quarter and $266 million (7.6 percent) in the first nine months of 2017, compared with the same periods of 2016. The increases were primarily due to the impact of rising rates on the margin benefit from deposits along with growth in average loan and deposit balances, partially offset by lower spread on loans. Noninterest income decreased $80 million (11.2 percent) in the third quarter and $62 million (3.3 percent) in the first nine months of 2017, compared with the same periods of 2016, principally driven by lower mortgage banking revenue due to lower origination and sales volume related to refinancing activities, as refinancing activities were significantly higher in the second and third quarters of 2016. Partially offsetting the impact of lower mortgage banking revenue was growth in retail leasing revenue due to stronger end-of-term gains on auto leases and higher ATM processing services and treasury management fees.

Noninterest expense decreased $27 million (2.1 percent) in the third quarter of 2017, compared with the third quarter of 2016, primarily due to lower mortgage related costs and professional services expense. Partially offsetting these decreases were higher compensation expense, reflecting the impact of increased staffing and merit increases, and higher net shared services expense. Noninterest expense increased $73 million (1.9 percent) in the first nine months of 2017, compared with the same period of 2016, principally due to higher compensation and employee benefits expenses, higher net shared services expense, and the impact of the FDIC insurance surcharge on deposit balances, partially offset by lower mortgage related costs and professional services expense. The provision for credit losses increased $52 million in the third quarter and $230 million in the first nine months of 2017, compared with the same periods of 2016, primarily due to growth in other retail loans, exposures as a result of recent weather events, and higher releases of reserves related to residential mortgages in the prior year as a result of improvements in the portfolio.

Wealth Management and Securities Services Wealth Management and Securities Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Securities Services contributed $125 million of the Company’s net income in the third quarter and $363 million in the first nine months of 2017, or increases of $30 million (31.6 percent) and $90 million (33.0 percent), respectively, compared with the same periods of 2016.

Net revenue increased $65 million (12.1 percent) in the third quarter and $223 million (14.3 percent) in the first nine months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $57 million (42.2 percent) in the third quarter and $184 million (49.2 percent) in the first nine months of 2017, compared with the same periods of 2016. The increases were principally due to the impact of rising rates on the margin benefit from deposits along with higher average loan and deposit balances. Noninterest income increased $8 million (2.0 percent) in the third quarter and $39 million (3.3 percent) in the first nine months of 2017, compared with the same periods of 2016, principally due to favorable market conditions and net asset and account growth.

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Three Months Ended September 30, (Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$616	$563	9.4%	$1,309	$1,199	9.2%
Noninterest income	215	220	(2.3)	632	712	(11.2)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	831	783	6.1	1,941	1,911	1.6
Noninterest expense	396	355	11.5	1,266	1,293	(2.1)
Other intangibles	1	1	–	8	8	–
Total noninterest expense	397	356	11.5	1,274	1,301	(2.1)
Income before provision and income taxes	434	427	1.6	667	610	9.3
Provision for credit losses	(9)	73	*	97	45	*
Income before income taxes	443	354	25.1	570	565	.9
Income taxes and taxable-equivalent adjustment	161	129	24.8	207	206	.5
Net income	282	225	25.3	363	359	1.1
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$282	$225	25.3	$363	$359	1.1
Average Balance Sheet
Commercial	$73,882	$70,814	4.3%	$10,317	$10,546	(2.2)%
Commercial real estate	20,115	21,466	(6.3)	18,353	18,307	.3
Residential mortgages	6	8	(25.0)	56,131	53,933	4.1
Credit card	–	–	–	–	–	–
Other retail	–	2	*	53,932	50,786	6.2
Total loans, excluding covered loans	94,003	92,290	1.9	138,733	133,572	3.9
Covered loans	–	–	–	3,347	4,107	(18.5)
Total loans	94,003	92,290	1.9	142,080	137,679	3.2
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	13	16	(18.8)	2,701	2,270	19.0
Assets	102,327	100,864	1.5	156,737	153,501	2.1
Noninterest-bearing deposits	35,353	36,685	(3.6)	28,705	28,355	1.2
Interest checking	9,710	9,629	.8	47,401	43,834	8.1
Savings products	45,143	44,301	1.9	60,821	57,759	5.3
Time deposits	19,611	13,489	45.4	12,899	14,282	(9.7)
Total deposits	109,817	104,104	5.5	149,826	144,230	3.9
Total U.S. Bancorp shareholders’ equity	9,952	8,997	10.6	11,489	11,312	1.6

	Wholesale Banking and Commercial Real Estate			Consumer and Small Business Banking
Nine Months Ended September 30, (Dollars in Millions)	2017	2016	Percent Change	2017	2016	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,806	$1,638	10.3%	$3,789	$3,523	7.6%
Noninterest income	697	676	3.1	1,837	1,899	(3.3)
Securities gains (losses), net	(3)	–	*	–	–	–
Total net revenue	2,500	2,314	8.0	5,626	5,422	3.8
Noninterest expense	1,188	1,066	11.4	3,821	3,746	2.0
Other intangibles	3	3	–	22	24	(8.3)
Total noninterest expense	1,191	1,069	11.4	3,843	3,770	1.9
Income before provision and income taxes	1,309	1,245	5.1	1,783	1,652	7.9
Provision for credit losses	9	342	(97.4)	252	22	*
Income before income taxes	1,300	903	44.0	1,531	1,630	(6.1)
Income taxes and taxable-equivalent adjustment	473	329	43.8	557	594	(6.2)
Net income	827	574	44.1	974	1,036	(6.0)
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$827	$574	44.1	$974	$1,036	(6.0)
Average Balance Sheet
Commercial	$73,236	$70,414	4.0%	$10,157	$10,367	(2.0)%
Commercial real estate	20,742	21,089	(1.6)	18,469	18,150	1.8
Residential mortgages	7	7	–	55,725	53,127	4.9
Credit card	–	–	–	–	–	–
Other retail	1	2	(50.0)	52,710	49,738	6.0
Total loans, excluding covered loans	93,986	91,512	2.7	137,061	131,382	4.3
Covered loans	–	–	–	3,531	4,289	(17.7)
Total loans	93,986	91,512	2.7	140,592	135,671	3.6
Goodwill	1,647	1,647	–	3,682	3,681	–
Other intangible assets	14	17	(17.6)	2,733	2,394	14.2
Assets	102,580	99,932	2.6	154,894	150,711	2.8
Noninterest-bearing deposits	36,217	36,543	(.9)	27,666	27,092	2.1
Interest checking	9,505	8,202	15.9	47,035	43,184	8.9
Savings products	46,563	40,043	16.3	60,452	57,035	6.0
Time deposits	15,238	12,999	17.2	12,975	14,394	(9.9)
Total deposits	107,523	97,787	10.0	148,128	141,705	4.5
Total U.S. Bancorp shareholders’ equity	9,852	8,927	10.4	11,482	11,138	3.1

*	Not meaningful

28	U.S. Bancorp

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change

$192	$135	42.2%	$563	$538	4.6%	$506	$508	(.4)%	$3,186	$2,943	8.3%
411	403	2.0	920	912	.9	235	188	25.0	2,413	2,435	(.9)
–	–	–	–	–	–	9	10	(10.0)	9	10	(10.0)
603	538	12.1	1,483	1,450	2.3	750	706	6.2	5,608	5,388	4.1
401	384	4.4	707	662	6.8	225	192	17.2	2,995	2,886	3.8
5	6	(16.7)	30	30	–	–	–	–	44	45	(2.2)
406	390	4.1	737	692	6.5	225	192	17.2	3,039	2,931	3.7
197	148	33.1	746	758	(1.6)	525	514	2.1	2,569	2,457	4.6
1	(1)	*	270	208	29.8	1	–	*	360	325	10.8
196	149	31.5	476	550	(13.5)	524	514	1.9	2,209	2,132	3.6
71	54	31.5	173	200	(13.5)	28	27	3.7	640	616	3.9
125	95	31.6	303	350	(13.4)	496	487	1.8	1,569	1,516	3.5
–	–	–	–	(8)	*	(6)	(6)	–	(6)	(14)	57.1
$125	$95	31.6	$303	$342	(11.4)	$490	$481	1.9	$1,563	$1,502	4.1

$3,504	$2,892	21.2%	$8,233	$7,766	6.0%	$697	$351	98.6%	$96,633	$92,369	4.6%
514	516	(.4)	–	–	–	2,639	3,085	(14.5)	41,621	43,374	(4.0)
2,893	2,343	23.5	–	–	–	–	–	–	59,030	56,284	4.9
–	–	–	20,926	20,628	1.4	–	–	–	20,926	20,628	1.4
1,684	1,548	8.8	453	515	(12.0)	–	–	–	56,069	52,851	6.1
8,595	7,299	17.8	29,612	28,909	2.4	3,336	3,436	(2.9)	274,279	265,506	3.3
–	–	–	–	–	–	–	24	*	3,347	4,131	(19.0)
8,595	7,299	17.8	29,612	28,909	2.4	3,336	3,460	(3.6)	277,626	269,637	3.0
1,568	1,567	.1	2,469	2,463	.2	–	–	–	9,365	9,358	.1
79	99	(20.2)	385	494	(22.1)	–	–	–	3,178	2,879	10.4
11,495	10,383	10.7	35,035	34,715	.9	145,036	138,400	4.8	450,630	437,863	2.9
14,715	13,803	6.6	1,029	954	7.9	2,162	2,224	(2.8)	81,964	82,021	(.1)
10,917	9,958	9.6	–	–	–	38	35	8.6	68,066	63,456	7.3
42,209	37,966	11.2	103	98	5.1	445	492	(9.6)	148,721	140,616	5.8
3,521	3,776	(6.8)	–	–	–	369	908	(59.4)	36,400	32,455	12.2
71,362	65,503	8.9	1,132	1,052	7.6	3,014	3,659	(17.6)	335,151	318,548	5.2
2,381	2,378	.1	6,206	6,385	(2.8)	18,791	18,719	.4	48,819	47,791	2.2

Wealth Management and Securities Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change

$558	$374	49.2%	$1,653	$1,579	4.7%	$1,443	$1,613	(10.5)%	$9,249	$8,727	6.0%
1,222	1,183	3.3	2,686	2,651	1.3	681	721	(5.5)	7,123	7,130	(.1)
–	–	–	–	–	–	50	16	*	47	16	*
1,780	1,557	14.3	4,339	4,230	2.6	2,174	2,350	(7.5)	16,419	15,873	3.4
1,194	1,113	7.3	2,069	1,941	6.6	603	672	(10.3)	8,875	8,538	3.9
15	18	(16.7)	91	89	2.2	–	–	–	131	134	(2.2)
1,209	1,131	6.9	2,160	2,030	6.4	603	672	(10.3)	9,006	8,672	3.9
571	426	34.0	2,179	2,200	(1.0)	1,571	1,678	(6.4)	7,413	7,201	2.9
1	(2)	*	794	615	29.1	(1)	5	*	1,055	982	7.4
570	428	33.2	1,385	1,585	(12.6)	1,572	1,673	(6.0)	6,358	6,219	2.2
207	155	33.5	504	577	(12.7)	50	111	(55.0)	1,791	1,766	1.4
363	273	33.0	881	1,008	(12.6)	1,522	1,562	(2.6)	4,567	4,453	2.6
–	–	–	(13)	(25)	48.0	(18)	(18)	–	(31)	(43)	27.9
$363	$273	33.0	$868	$983	(11.7)	$1,504	$1,544	(2.6)	$4,536	$4,410	2.9

$3,356	$2,874	16.8%	$7,942	$7,438	6.8%	$656	$358	83.2%	$95,347	$91,451	4.3%
511	524	(2.5)	–	–	–	2,715	3,159	(14.1)	42,437	42,922	(1.1)
2,764	2,200	25.6	–	–	–	–	–	–	58,496	55,334	5.7
–	–	–	20,801	20,339	2.3	–	–	–	20,801	20,339	2.3
1,658	1,537	7.9	466	532	(12.4)	–	–	–	54,835	51,809	5.8
8,289	7,135	16.2	29,209	28,309	3.2	3,371	3,517	(4.2)	271,916	261,855	3.8
–	–	–	–	–	–	7	35	(80.0)	3,538	4,324	(18.2)
8,289	7,135	16.2	29,209	28,309	3.2	3,378	3,552	(4.9)	275,454	266,179	3.5
1,567	1,567	–	2,459	2,466	(.3)	–	–	–	9,355	9,361	(.1)
83	104	(20.2)	409	502	(18.5)	–	–	–	3,239	3,017	7.4
11,454	10,251	11.7	34,794	34,226	1.7	142,327	134,301	6.0	446,049	429,421	3.9
14,836	13,249	12.0	1,023	947	8.0	2,066	2,097	(1.5)	81,808	79,928	2.4
10,438	9,319	12.0	–	–	–	43	41	4.9	67,021	60,746	10.3
42,559	35,520	19.8	101	97	4.1	446	496	(10.1)	150,121	133,191	12.7
4,182	3,742	11.8	–	–	–	265	2,312	(88.5)	32,660	33,447	(2.4)
72,015	61,830	16.5	1,124	1,044	7.7	2,820	4,946	(43.0)	331,610	307,312	7.9
2,383	2,379	.2	6,280	6,361	(1.3)	18,345	18,435	(.5)	48,342	47,240	2.3

U.S. Bancorp	29

Noninterest expense increased $16 million (4.1 percent) in the third quarter and $78 million (6.9 percent) in the first nine months of 2017, compared with the same periods of 2016. The increases were primarily the result of higher compensation expense, reflecting the impact of higher staffing and merit increases, higher net shared services expense, and higher FDIC insurance surcharges.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $303 million of the Company’s net income in the third quarter and $868 million in the first nine months of 2017, or decreases of $39 million (11.4 percent) and $115 million (11.7 percent), respectively, compared with the same periods of 2016.

Net revenue increased $33 million (2.3 percent) in the third quarter and $109 million (2.6 percent) in the first nine months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, increased $25 million (4.6 percent) in the third quarter and $74 million (4.7 percent) in the first nine months of 2017, compared with the same periods of 2016, primarily due to higher average loan volumes and rising interest rates, in addition to growth in loan fees. Noninterest income increased $8 million (0.9 percent) in the third quarter and $35 million (1.3 percent) in the first nine months of 2017, compared with the same periods of 2016, primarily due to higher credit and debit card revenue and corporate payment products revenue, both driven by higher sales. These increases were partially offset by lower merchant processing services revenue in the third quarter of 2017 due to the Company exiting certain joint ventures in the second quarter of 2017 and the impacts of recent weather events. The increase in noninterest income for the first nine months of 2017 was further offset by the impact of a gain on the sale of an equity investment in the prior year.

Noninterest expense increased $45 million (6.5 percent) in the third quarter and $130 million (6.4 percent) in the first nine months of 2017, compared with the same periods of 2016, principally due to higher net shared services expense, driven by implementation costs of capital investments to support business growth, and higher compensation and employee benefits expenses, reflecting higher staffing to support business investment and compliance programs and merit increases. The provision for credit losses increased $62 million (29.8 percent) in the third quarter and $179 million (29.1 percent) in the first nine months of 2017, compared with the same periods of 2016, due to unfavorable changes in the reserve allocation related to portfolio growth and higher loss rates, as well as higher net charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $490 million in the third quarter and $1.5 billion in the first nine months of 2017, compared with $481 million and $1.5 billion in the same periods of 2016, respectively.

Net revenue increased $44 million (6.2 percent) in the third quarter and decreased $176 million (7.5 percent) in the first nine months of 2017, compared with the same periods of 2016. Net interest income, on a taxable-equivalent basis, decreased $2 million (0.4 percent) in the third quarter and $170 million (10.5 percent) in the first nine months of 2017, compared with the same periods of 2016, principally due to the impact of rising rates on the margin benefit on deposits credited to the business lines, partially offset by growth in the investment portfolio. Total noninterest income increased $46 million (23.2 percent) in the third quarter of 2017, compared with the third quarter of 2016, principally due to higher equity investment income. Total noninterest income decreased $6 million (0.8 percent) in the first nine months of 2017, compared with the same period of 2016, primarily due to the impact of the 2016 Visa Europe sale, partially offset by higher income from other equity investments and higher gains on sales of investment securities in the current year.

Noninterest expense increased $33 million (17.2 percent) in the third quarter of 2017, compared with the third quarter of 2016, principally due to higher compensation expense, reflecting the impact of increased staffing and merit increases including variable compensation, and higher accruals for legal and regulatory matters, partially offset by lower net shared services expense. Noninterest expense decreased $69 million (10.3 percent) in the first nine months of 2017, compared with the same period of 2016, principally due to lower net shared services expense in the current year, and the impacts of an increase in reserves related to legal and regulatory matters and a charitable contribution, both recorded in the second quarter of 2016. These decreases were partially offset by increased compensation expense recorded in the current

30	U.S. Bancorp

year. The provision for credit losses was $6 million lower in the first nine months of 2017, compared with the same period of 2016, primarily due to lower net charge-offs.

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

U.S. Bancorp	31

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2017	December 31, 2016
Total equity	$49,351	$47,933
Preferred stock	(5,419)	(5,501)
Noncontrolling interests	(628)	(635)
Goodwill (net of deferred tax liability) (1)	(8,141)	(8,203)
Intangible assets, other than mortgage servicing rights	(595)	(712)
Tangible common equity (a)	34,568	32,882

Tangible common equity (as calculated above)	34,568	32,882
Adjustments (2)	(52)	(55)
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (b)	34,516	32,827

Total assets	459,227	445,964
Goodwill (net of deferred tax liability) (1)	(8,141)	(8,203)
Intangible assets, other than mortgage servicing rights	(595)	(712)
Tangible assets (c)	450,491	437,049

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements (d)	363,957	358,237
Adjustments (3)	3,907	4,027
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)	367,864	362,264
Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements	287,800	277,141
Adjustments (4)	4,164	4,295
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)	291,964	281,436
Ratios
Tangible common equity to tangible assets (a)/(c)	7.7%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.5	9.2
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)/(e)	9.4	9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)/(f)	11.8	11.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income	$3,135	$2,893	$9,097	$8,573
Taxable-equivalent adjustment (5)	51	50	152	154
Net interest income, on a taxable-equivalent basis	3,186	2,943	9,249	8,727

Net interest income, on a taxable-equivalent basis (as calculated above)	3,186	2,943	9,249	8,727
Noninterest income	2,422	2,445	7,170	7,146
Less: Securities gains (losses), net	9	10	47	16
Total net revenue, excluding net securities gains (losses) (g)	5,599	5,378	16,372	15,857

Noninterest expense (h)	3,039	2,931	9,006	8,672

Efficiency ratio (h)/(g)	54.3%	54.5%	55.0%	54.7%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net (gains) losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Utilizes a tax rate of 35 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

32	U.S. Bancorp

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

U.S. Bancorp	33

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2017	December 31, 2016
	(Unaudited )
Assets
Cash and due from banks	$20,540	$15,705
Investment securities
Held-to-maturity (fair value $43,758 and $42,435, respectively)	44,018	42,991
Available-for-sale ($686 and $755 pledged as collateral, respectively) (a)	67,772	66,284
Loans held for sale (including $3,754 and $4,822 of mortgage loans carried at fair value, respectively)	3,757	4,826
Loans
Commercial	96,928	93,386
Commercial real estate	41,430	43,098
Residential mortgages	59,317	57,274
Credit card	20,923	21,749
Other retail	56,859	53,864
Total loans, excluding covered loans	275,457	269,371
Covered loans	3,262	3,836
Total loans	278,719	273,207
Less allowance for loan losses	(3,908)	(3,813)
Net loans	274,811	269,394
Premises and equipment	2,402	2,443
Goodwill	9,370	9,344
Other intangible assets	3,193	3,303
Other assets (including $445 and $314 of trading securities at fair value pledged as collateral, respectively) (a)	33,364	31,674
Total assets	$459,227	$445,964
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$82,152	$86,097
Interest-bearing (b)	260,437	248,493
Total deposits	342,589	334,590
Short-term borrowings	15,856	13,963
Long-term debt	34,515	33,323
Other liabilities	16,916	16,155
Total liabilities	409,876	398,031
Shareholders’ equity
Preferred stock	5,419	5,501
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/17 and 12/31/16 — 2,125,725,742 shares	21	21
Capital surplus	8,457	8,440
Retained earnings	53,023	50,151
Less cost of common stock in treasury: 9/30/17 — 458,958,607 shares; 12/31/16 — 428,813,585 shares	(16,978)	(15,280)
Accumulated other comprehensive income (loss)	(1,219)	(1,535)
Total U.S. Bancorp shareholders’ equity	48,723	47,298
Noncontrolling interests	628	635
Total equity	49,351	47,933
Total liabilities and equity	$459,227	$445,964

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes time deposits greater than $250,000 balances of $7.4 billion and $3.0 billion at September 30, 2017 and December 31, 2016, respectively.

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2017	2016	2017	2016
Interest Income
Loans	$3,059	$2,731	$8,757	$8,039
Loans held for sale	40	43	104	110
Investment securities	568	515	1,653	1,555
Other interest income	47	31	131	89
Total interest income	3,714	3,320	10,645	9,793
Interest Expense
Deposits	293	161	730	452
Short-term borrowings	90	70	233	201
Long-term debt	196	196	585	567
Total interest expense	579	427	1,548	1,220
Net interest income	3,135	2,893	9,097	8,573
Provision for credit losses	360	325	1,055	982
Net interest income after provision for credit losses	2,775	2,568	8,042	7,591
Noninterest Income
Credit and debit card revenue	308	299	919	861
Corporate payment products revenue	201	190	564	541
Merchant processing services	405	412	1,190	1,188
ATM processing services	92	87	267	251
Trust and investment management fees	380	362	1,128	1,059
Deposit service charges	192	192	553	539
Treasury management fees	153	147	466	436
Commercial products revenue	221	219	638	654
Mortgage banking revenue	213	314	632	739
Investment products fees	39	41	120	120
Securities gains (losses), net
Realized gains (losses), net	9	12	47	19
Total other-than-temporary impairment	–	(2)	–	(4)
Portion of other-than-temporary impairment recognized in other comprehensive income (loss)	–	–	–	1
Total securities gains (losses), net	9	10	47	16
Other	209	172	646	742
Total noninterest income	2,422	2,445	7,170	7,146
Noninterest Expense
Compensation	1,440	1,329	4,247	3,855
Employee benefits	281	280	882	858
Net occupancy and equipment	258	250	760	741
Professional services	104	127	305	346
Marketing and business development	92	102	291	328
Technology and communications	246	243	723	717
Postage, printing and supplies	82	80	244	236
Other intangibles	44	45	131	134
Other	492	475	1,423	1,457
Total noninterest expense	3,039	2,931	9,006	8,672
Income before income taxes	2,158	2,082	6,206	6,065
Applicable income taxes	589	566	1,639	1,612
Net income	1,569	1,516	4,567	4,453
Net (income) loss attributable to noncontrolling interests	(6)	(14)	(31)	(43)
Net income attributable to U.S. Bancorp	$1,563	$1,502	$4,536	$4,410
Net income applicable to U.S. Bancorp common shareholders	$1,485	$1,434	$4,302	$4,198
Earnings per common share	$.89	$.84	$2.56	$2.44
Diluted earnings per common share	$.88	$.84	$2.55	$2.43
Dividends declared per common share	$.30	$.28	$.86	$.79
Average common shares outstanding	1,672	1,710	1,683	1,724
Average diluted common shares outstanding	1,678	1,716	1,689	1,730

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2017	2016	2017	2016
Net income	$1,569	$1,516	$4,567	$4,453
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on securities available-for-sale	24	(105)	479	716
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	–	–	–	(1)
Changes in unrealized gains and losses on derivative hedges	(3)	31	(33)	(152)
Foreign currency translation	2	6	11	(30)
Reclassification to earnings of realized gains and losses	21	54	58	196
Income taxes related to other comprehensive income (loss)	(17)	(3)	(199)	(289)
Total other comprehensive income (loss)	27	(17)	316	440
Comprehensive income	1,596	1,499	4,883	4,893
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(14)	(31)	(43)
Comprehensive income attributable to U.S. Bancorp	$1,590	$1,485	$4,852	$4,850

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2015	1,745	$5,501	$21	$8,376	$46,377	$(13,125)	$(1,019)	$46,131	$686	$46,817
Net income (loss)					4,410			4,410	43	4,453
Other comprehensive income (loss)							440	440		440
Preferred stock dividends					(201)			(201)		(201)
Common stock dividends					(1,364)			(1,364)		(1,364)
Issuance of common and treasury stock	7			(59)		228		169		169
Purchase of treasury stock	(47)					(1,947)		(1,947)		(1,947)
Distributions to noncontrolling interests								–	(38)	(38)
Purchase of noncontrolling interests				1	9			10	(50)	(40)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				111				111		111
Balance September 30, 2016	1,705	$5,501	$21	$8,429	$49,231	$(14,844)	$(579)	$47,759	$640	$48,399
Balance December 31, 2016	1,697	$5,501	$21	$8,440	$50,151	$(15,280)	$(1,535)	$47,298	$635	$47,933
Net income (loss)					4,536			4,536	31	4,567
Other comprehensive income (loss)							316	316		316
Preferred stock dividends					(204)			(204)		(204)
Common stock dividends					(1,450)			(1,450)		(1,450)
Issuance of preferred stock		993						993		993
Redemption of preferred stock		(1,075)			(10)			(1,085)		(1,085)
Issuance of common and treasury stock	7			(115)		257		142		142
Purchase of treasury stock	(37)					(1,955)		(1,955)		(1,955)
Distributions to noncontrolling interests								–	(41)	(41)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				132				132		132
Balance September 30, 2017	1,667	$5,419	$21	$8,457	$53,023	$(16,978)	$(1,219)	$48,723	$628	$49,351

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income attributable to U.S. Bancorp	$4,536	$4,410
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,055	982
Depreciation and amortization of premises and equipment	219	219
Amortization of intangibles	131	134
(Gain) loss on sale of loans held for sale	(544)	(753)
(Gain) loss on sale of securities and other assets	(387)	(463)
Loans originated for sale in the secondary market, net of repayments	(26,080)	(31,975)
Proceeds from sales of loans held for sale	27,481	30,033
Other, net	230	651
Net cash provided by operating activities	6,641	3,238
Investing Activities
Proceeds from sales of available-for-sale investment securities	3,063	8,171
Proceeds from maturities of held-to-maturity investment securities	6,348	7,116
Proceeds from maturities of available-for-sale investment securities	9,459	10,252
Purchases of held-to-maturity investment securities	(7,403)	(6,428)
Purchases of available-for-sale investment securities	(13,575)	(22,897)
Net increase in loans outstanding	(5,698)	(11,063)
Proceeds from sales of loans	1,348	1,782
Purchases of loans	(2,245)	(2,136)
Other, net	(617)	(38)
Net cash used in investing activities	(9,320)	(15,241)
Financing Activities
Net increase in deposits	7,999	34,197
Net increase (decrease) in short-term borrowings	1,893	(12,182)
Proceeds from issuance of long-term debt	7,726	10,631
Principal payments or redemption of long-term debt	(6,561)	(4,806)
Proceeds from issuance of preferred stock	993	–
Proceeds from issuance of common stock	138	159
Repurchase of preferred stock	(1,085)	–
Repurchase of common stock	(1,950)	(1,902)
Cash dividends paid on preferred stock	(213)	(206)
Cash dividends paid on common stock	(1,426)	(1,331)
Purchase of noncontrolling interests	–	(40)
Net cash provided by financing activities	7,514	24,520
Change in cash and due from banks	4,835	12,517
Cash and due from banks at beginning of period	15,705	11,147
Cash and due from banks at end of period	$20,540	$23,664

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

Financial Instruments—Hedge Accounting In August 2017, the FASB issued accounting guidance, effective for the Company no later than January 1, 2019, related to hedge accounting. This guidance makes targeted changes to the hedge accounting model to simplify the application of hedge accounting and more closely align financial reporting to an entity’s risk management activities. This guidance expands risk management strategies that qualify for hedge accounting, simplifies certain effectiveness assessment requirements, eliminates separate measurement and reporting of ineffectiveness and changes certain presentation and disclosure requirements for hedge accounting activities. The Company expects the adoption of this guidance will not be material to its financial statements.

Note 3	Investment Securities

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2017					December 31, 2016
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (e)	Other (f)	Fair Value
Held-to-maturity (a)
U.S. Treasury and agencies	$5,193	$17	$–	$(72)	$5,138	$5,246	$12	$–	$(132)	$5,126
Mortgage-backed securities
Residential
Agency	38,787	101	–	(312)	38,576	37,706	85	–	(529)	37,262
Non-agency non-prime (d)	1	–	–	–	1	1	–	–	–	1
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	3	–	–	3	–	5	–	–	5
Other	7	2	–	–	9	8	3	–	–	11
Obligations of state and political subdivisions	6	1	–	–	7	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other debt securities	15	–	–	–	15	15	–	–	(1)	14
Total held-to-maturity	$44,018	$124	$–	$(384)	$43,758	$42,991	$106	$–	$(662)	$42,435
Available-for-sale (b)
U.S. Treasury and agencies	$22,163	$25	$–	$(120)	$22,068	$17,314	$11	$–	$(198)	$17,127
Mortgage-backed securities
Residential
Agency	39,744	197	–	(388)	39,553	43,558	225	–	(645)	43,138
Non-agency
Prime (c)	–	–	–	–	–	240	6	(3)	(1)	242
Non-prime (d)	–	–	–	–	–	178	20	(3)	–	195
Commercial agency	8	–	–	–	8	15	–	–	–	15
Other asset-backed securities	418	7	–	–	425	475	8	–	–	483
Obligations of state and political subdivisions	5,681	88	–	(88)	5,681	5,167	55	–	(183)	5,039
Corporate debt securities	–	–	–	–	–	11	–	–	(2)	9
Other investments	27	10	–	–	37	27	9	–	–	36
Total available-for-sale	$68,041	$327	$–	$(596)	$67,772	$66,985	$334	$(6)	$(1,029)	$66,284

(a)	Held-to-maturity investment securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.
(b)	Available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
(c)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads). When the Company determines the designation, prime securities typically have a weighted-average credit score of 725 or higher and a loan-to-value of 80 percent or lower; however, other pool characteristics may result in designations that deviate from these credit score and loan-to-value thresholds.
(d)	Includes all securities not meeting the conditions to be designated as prime.
(e)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(f)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.1 years at September 30, 2017 and December 31, 2016. The corresponding weighted-average yields were 2.15 percent and 2.06 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.7 years at September 30, 2017 and 4.6 years at December 31, 2016. The corresponding weighted-average yields were 2.09 percent and 1.93 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2017, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Investment securities with a fair value of $11.9 billion at September 30, 2017, and $11.3 billion at December 31, 2016, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $686 million at September 30, 2017, and $755 million at December 31, 2016.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Taxable	$523	$467	$1,513	$1,403
Non-taxable	45	48	140	152
Total interest income from investment securities	$568	$515	$1,653	$1,555
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Realized gains	$9	$12	$65	$31
Realized losses	–	–	(18)	(12)
Net realized gains (losses)	$9	$12	$47	$19
Income tax (benefit) on net realized gains (losses)	$3	$4	$18	$7

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for debt securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2017:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$2,886	$(62)	$241	$(10)	$3,127	$(72)
Residential agency mortgage-backed securities	19,913	(237)	3,989	(75)	23,902	(312)
Other asset-backed securities	–	–	5	–	5	–
Other debt securities	15	–	–	–	15	–
Total held-to-maturity	$22,814	$(299)	$4,235	$(85)	$27,049	$(384)
Available-for-sale
U.S. Treasury and agencies	$15,241	$(98)	$1,389	$(22)	$16,630	$(120)
Residential agency mortgage-backed securities	19,025	(281)	7,914	(107)	26,939	(388)
Commercial agency mortgage-backed securities	6	–	–	–	6	–
Obligations of state and political subdivisions	1,857	(35)	627	(53)	2,484	(88)
Other investments	1	–	–	–	1	–
Total available-for-sale	$36,130	$(414)	$9,930	$(182)	$46,060	$(596)

U.S. Bancorp	41

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2017, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2017		December 31, 2016
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$91,449	32.8%	$87,928	32.2%
Lease financing	5,479	2.0	5,458	2.0
Total commercial	96,928	34.8	93,386	34.2
Commercial Real Estate
Commercial mortgages	29,902	10.7	31,592	11.6
Construction and development	11,528	4.1	11,506	4.2
Total commercial real estate	41,430	14.8	43,098	15.8
Residential Mortgages
Residential mortgages	46,107	16.6	43,632	16.0
Home equity loans, first liens	13,210	4.7	13,642	5.0
Total residential mortgages	59,317	21.3	57,274	21.0
Credit Card	20,923	7.5	21,749	7.9
Other Retail
Retail leasing	7,923	2.8	6,316	2.3
Home equity and second mortgages	16,308	5.9	16,369	6.0
Revolving credit	3,225	1.2	3,282	1.2
Installment	8,900	3.2	8,087	3.0
Automobile	18,530	6.6	17,571	6.4
Student	1,973	.7	2,239	.8
Total other retail	56,859	20.4	53,864	19.7
Total loans, excluding covered loans	275,457	98.8	269,371	98.6
Covered Loans	3,262	1.2	3,836	1.4
Total loans	$278,719	100.0%	$273,207	100.0%

The Company had loans of $85.2 billion at September 30, 2017, and $84.5 billion at December 31, 2016, pledged at the Federal Home Loan Bank, and loans of $66.8 billion at September 30, 2017, and $66.5 billion at December 31, 2016, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs. Net unearned interest and deferred fees and costs amounted to $825 million at September 30, 2017, and $672 million at December 31, 2016. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Balance at beginning of period	$546	$891	$698	$957
Accretion	(107)	(102)	(286)	(297)
Disposals	(17)	(23)	(68)	(77)
Reclassifications from nonaccretable difference (a)	47	31	130	214
Other	(3)	–	(8)	–
Balance at end of period	$466	$797	$466	$797

(a)	Primarily relates to changes in expected credit performance.

42	U.S. Bancorp

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

U.S. Bancorp	43

other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2017
Balance at beginning of period	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377
Add
Provision for credit losses	71	(12)	2	216	84	361	(1)	360
Deduct
Loans charged-off	115	2	16	214	86	433	–	433
Less recoveries of loans charged-off	(32)	(9)	(9)	(27)	(26)	(103)	–	(103)
Net loans charged-off	83	(7)	7	187	60	330	–	330
Other changes (a)	–	–	–	–	–	–	–	–
Balance at end of period	$1,383	$851	$450	$1,019	$672	$4,375	$32	$4,407
2016
Balance at beginning of period	$1,473	$748	$544	$884	$643	$4,292	$37	$4,329
Add
Provision for credit losses	90	34	(12)	178	37	327	(2)	325
Deduct
Loans charged-off	104	9	19	182	84	398	–	398
Less recoveries of loans charged-off	(17)	(8)	(7)	(21)	(30)	(83)	–	(83)
Net loans charged-off	87	1	12	161	54	315	–	315
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,476	$781	$520	$901	$626	$4,304	$34	$4,338

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Nine Months Ended September 30, (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2017
Balance at beginning of period	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357
Add
Provision for credit losses	169	21	(33)	666	234	1,057	(2)	1,055
Deduct
Loans charged-off	315	7	49	653	263	1,287	–	1,287
Less recoveries of loans charged-off	(79)	(25)	(22)	(72)	(84)	(282)	–	(282)
Net loans charged-off	236	(18)	27	581	179	1,005	–	1,005
Other changes (a)	–	–	–	–	–	–	–	–
Balance at end of period	$1,383	$851	$450	$1,019	$672	$4,375	$32	$4,407
2016
Balance at beginning of period	$1,287	$724	$631	$883	$743	$4,268	$38	$4,306
Add
Provision for credit losses	438	53	(63)	514	42	984	(2)	982
Deduct
Loans charged-off	322	19	67	559	243	1,210	–	1,210
Less recoveries of loans charged-off	(73)	(23)	(19)	(64)	(84)	(263)	–	(263)
Net loans charged-off	249	(4)	48	495	159	947	–	947
Other changes (a)	–	–	–	(1)	–	(1)	(2)	(3)
Balance at end of period	$1,476	$781	$520	$901	$626	$4,304	$34	$4,338

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

44	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at September 30, 2017 Related to
Loans individually evaluated for impairment (a)	$25	$2	$–	$–	$–	$27	$–	$27
TDRs collectively evaluated for impairment	12	4	139	62	16	233	1	234
Other loans collectively evaluated for impairment	1,346	840	311	957	656	4,110	–	4,110
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	31	36
Total allowance for credit losses	$1,383	$851	$450	$1,019	$672	$4,375	$32	$4,407
Allowance Balance at December 31, 2016 Related to
Loans individually evaluated for impairment (a)	$50	$4	$–	$–	$–	$54	$–	$54
TDRs collectively evaluated for impairment	12	4	180	65	20	281	1	282
Other loans collectively evaluated for impairment	1,388	798	330	869	597	3,982	–	3,982
Loans acquired with deteriorated credit quality	–	6	–	–	–	6	33	39
Total allowance for credit losses	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2017
Loans individually evaluated for impairment (a)	$386	$44	$–	$–	$–	$430	$–	$430
TDRs collectively evaluated for impairment	138	143	3,509	231	185	4,206	33	4,239
Other loans collectively evaluated for impairment	96,404	41,166	55,807	20,692	56,673	270,742	1,177	271,919
Loans acquired with deteriorated credit quality	–	77	1	–	1	79	2,052	2,131
Total loans	$96,928	$41,430	$59,317	$20,923	$56,859	$275,457	$3,262	$278,719
December 31, 2016
Loans individually evaluated for impairment (a)	$623	$70	$–	$–	$–	$693	$–	$693
TDRs collectively evaluated for impairment	145	146	3,678	222	173	4,364	35	4,399
Other loans collectively evaluated for impairment	92,611	42,751	53,595	21,527	53,691	264,175	1,553	265,728
Loans acquired with deteriorated credit quality	7	131	1	–	–	139	2,248	2,387
Total loans	$93,386	$43,098	$57,274	$21,749	$53,864	$269,371	$3,836	$273,207

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U.S. Bancorp	45

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2017
Commercial	$96,389	$218	$52	$269	$96,928
Commercial real estate	41,242	62	4	122	41,430
Residential mortgages (a)	58,581	155	107	474	59,317
Credit card	20,375	296	251	1	20,923
Other retail	56,282	331	83	163	56,859
Total loans, excluding covered loans	272,869	1,062	497	1,029	275,457
Covered loans	3,056	48	152	6	3,262
Total loans	$275,925	$1,110	$649	$1,035	$278,719
December 31, 2016
Commercial	$92,588	$263	$52	$483	$93,386
Commercial real estate	42,922	44	8	124	43,098
Residential mortgages (a)	56,372	151	156	595	57,274
Credit card	21,209	284	253	3	21,749
Other retail	53,340	284	83	157	53,864
Total loans, excluding covered loans	266,431	1,026	552	1,362	269,371
Covered loans	3,563	55	212	6	3,836
Total loans	$269,994	$1,081	$764	$1,368	$273,207

(a)	At September 30, 2017, $297 million of loans 30–89 days past due and $1.8 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $273 million and $2.5 billion at December 31, 2016, respectively.

At September 30, 2017, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $182 million ($156 million excluding covered assets), compared with $201 million ($175 million excluding covered assets) at December 31, 2016. These amounts exclude $300 million and $373 million at September 30, 2017 and December 31, 2016, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2017 and December 31, 2016, was $1.7 billion and $2.1 billion, respectively, of which $1.3 billion and $1.6 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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

46	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2017
Commercial (b)	$94,127	$1,328	$1,473	$2,801	$96,928
Commercial real estate	39,998	640	792	1,432	41,430
Residential mortgages (c)	58,671	3	643	646	59,317
Credit card	20,671	–	252	252	20,923
Other retail	56,567	5	287	292	56,859
Total loans, excluding covered loans	270,034	1,976	3,447	5,423	275,457
Covered loans	3,209	–	53	53	3,262
Total loans	$273,243	$1,976	$3,500	$5,476	$278,719
Total outstanding commitments	$579,628	$3,232	$4,684	$7,916	$587,544
December 31, 2016
Commercial (b)	$89,739	$1,721	$1,926	$3,647	$93,386
Commercial real estate	41,634	663	801	1,464	43,098
Residential mortgages (c)	56,457	10	807	817	57,274
Credit card	21,493	–	256	256	21,749
Other retail	53,576	6	282	288	53,864
Total loans, excluding covered loans	262,899	2,400	4,072	6,472	269,371
Covered loans	3,766	–	70	70	3,836
Total loans	$266,665	$2,400	$4,142	$6,542	$273,207
Total outstanding commitments	$562,704	$4,920	$5,629	$10,549	$573,253

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At September 30, 2017, $611 million of energy loans ($1.3 billion of total outstanding commitments) had a special mention or classified rating, compared with $1.2 billion of energy loans ($2.8 billion of total outstanding commitments) at December 31, 2016.
(c)	At September 30, 2017, $1.8 billion of GNMA loans 90 days or more past due and $1.6 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.5 billion and $1.6 billion at December 31, 2016, respectively.

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

U.S. Bancorp	47

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2017
Commercial	$592	$1,040	$39	$168
Commercial real estate	263	545	11	–
Residential mortgages	2,064	2,471	121	1
Credit card	231	231	62	–
Other retail	298	508	19	4
Total loans, excluding GNMA and covered loans	3,448	4,795	252	173
Loans purchased from GNMA mortgage pools	1,571	1,571	20	–
Covered loans	35	43	1	–
Total	$5,054	$6,409	$273	$173
December 31, 2016
Commercial	$849	$1,364	$68	$284
Commercial real estate	293	697	10	–
Residential mortgages	2,274	2,847	153	–
Credit card	222	222	64	–
Other retail	281	456	22	4
Total loans, excluding GNMA and covered loans	3,919	5,586	317	288
Loans purchased from GNMA mortgage pools	1,574	1,574	28	–
Covered loans	36	42	1	1
Total	$5,529	$7,202	$346	$289

(a)	Substantially all loans classified as impaired at September 30, 2017 and December 31, 2016, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2017		2016
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$624	$3	$845	$2
Commercial real estate	272	2	334	6
Residential mortgages	2,111	25	2,381	30
Credit card	231	1	214	1
Other retail	288	4	287	3
Total loans, excluding GNMA and covered loans	3,526	35	4,061	42
Loans purchased from GNMA mortgage pools	1,672	17	1,458	23
Covered loans	38	–	38	–
Total	$5,236	$52	$5,557	$65

Nine Months Ended September 30
Commercial	$720	$5	$786	$6
Commercial real estate	274	7	321	12
Residential mortgages	2,178	82	2,457	93
Credit card	229	3	212	3
Other retail	282	11	296	9
Total loans, excluding GNMA and covered loans	3,683	108	4,072	123
Loans purchased from GNMA mortgage pools	1,688	54	1,674	71
Covered loans	37	–	38	1
Total	$5,408	$162	$5,784	$195

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

48	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2017			2016
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	616	$40	$27	638	$200	$169
Commercial real estate	29	18	16	26	225	223
Residential mortgages	141	15	16	700	81	87
Credit card	8,106	38	38	8,051	38	40
Other retail	1,949	39	32	593	9	9
Total loans, excluding GNMA and covered loans	10,841	150	129	10,008	553	528
Loans purchased from GNMA mortgage pools	1,340	169	171	2,609	317	308
Covered loans	3	–	–	15	3	3
Total loans	12,184	$319	$300	12,632	$873	$839
Nine Months Ended September 30
Commercial	2,117	$239	$195	1,734	$692	$567
Commercial real estate	93	56	55	70	242	240
Residential mortgages	641	72	73	1,192	129	136
Credit card	25,657	123	124	22,693	109	111
Other retail	3,210	65	55	1,669	27	28
Total loans, excluding GNMA and covered loans	31,718	555	502	27,358	1,199	1,082
Loans purchased from GNMA mortgage pools	5,312	697	686	6,978	770	761
Covered loans	10	2	2	35	6	6
Total loans	37,040	$1,254	$1,190	34,371	$1,975	$1,849

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2017, at September 30, 2017, 61 residential mortgages, 46 home equity and second mortgage loans and 932 loans purchased from GNMA mortgage pools with outstanding balances of $8 million, $4 million and $122 million, respectively, were in a trial period and have estimated post-modification balances of $9 million, $4 million and $123 million, respectively, assuming permanent modification occurs at the end of the trial period.

The Company has implemented certain restructuring programs that may result in TDRs. However, many of the Company’s TDRs are also determined on a case-by-case basis in connection with ongoing loan collection processes.

For the commercial lending segment, modifications generally result in the Company working with borrowers on a case-by-case basis. Commercial and commercial real estate modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate, which may not be deemed a market interest rate. In addition, the Company may work with the borrower in identifying other changes that mitigate loss to the Company, which may include additional collateral or guarantees to support the loan. To a lesser extent, the Company may waive contractual principal. The Company classifies all of the above concessions as TDRs to the extent the Company determines that the borrower is experiencing financial difficulty.

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2017		2016
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	200	$25	121	$4
Commercial real estate	10	3	6	3
Residential mortgages	84	7	43	4
Credit card	2,076	9	1,617	7
Other retail	89	1	103	1
Total loans, excluding GNMA and covered loans	2,459	45	1,890	19
Loans purchased from GNMA mortgage pools	354	46	39	5
Covered loans	1	–	2	1
Total loans	2,814	$91	1,931	$25

Nine Months Ended September 30
Commercial	555	$49	374	$15
Commercial real estate	28	6	21	9
Residential mortgages	251	26	101	13
Credit card	6,107	26	4,822	21
Other retail	320	4	269	5
Total loans, excluding GNMA and covered loans	7,261	111	5,587	63
Loans purchased from GNMA mortgage pools	711	95	93	12
Covered loans	2	–	3	1
Total loans	7,974	$206	5,683	$76

In addition to the defaults in the table above, the Company had a total of 402 and 1,278 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2017, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $50 million and $156 million for three months and nine months ended September 30, 2017, respectively.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	September 30, 2017				December 31, 2016
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$2,052	$422	$–	$2,474	$2,248	$506	$–	$2,754
Other retail loans	–	173	–	173	–	278	–	278
Losses reimbursable by the FDIC (a)	–	–	320	320	–	–	381	381
Unamortized changes in FDIC asset (b)	–	–	295	295	–	–	423	423
Covered loans	2,052	595	615	3,262	2,248	784	804	3,836
Foreclosed real estate	–	–	26	26	–	–	26	26
Total covered assets	$2,052	$595	$641	$3,288	$2,248	$784	$830	$3,862

(a)	Relates to loss sharing agreements with remaining terms up to two years.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

Interest income is recognized on purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans

50	U.S. Bancorp

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

The Company also provides financial support primarily through the use of waivers of management fees associated with various unconsolidated registered money market funds it manages. The Company provided $6 million and $9 million of support to the funds during the three months ended September 30, 2017 and 2016, respectively, and $17 million and $35 million during the nine months ended September 30, 2017 and 2016, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $173 million and $172 million for the three months ended September 30, 2017 and 2016, respectively, and $495 million and $504 million for the nine months ended September 30, 2017 and 2016, respectively. The Company also recognized $361 million and $219 million of investment tax credits for the three months ended September 30, 2017 and 2016, respectively, and $843 million and $850 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recognized $163 million and $169 million of expenses related to all of these investments for the three months ended September 30, 2017 and 2016, respectively, of which $61 million for both periods was included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $464 million and $476 million of expenses related to all of these investments for the nine months ended September 30, 2017 and 2016, respectively, of which $187 million and $194 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

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

U.S. Bancorp	51

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2017	December 31, 2016
Investment carrying amount	$5,580	$5,009
Unfunded capital and other commitments	3,029	2,477
Maximum exposure to loss	11,090	10,373

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $28 million at September 30, 2017 and December 31, 2016. The maximum exposure to loss related to these VIEs was $49 million at September 30, 2017 and $50 million at December 31, 2016, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $57 million at September 30, 2017, compared with less than $1 million to $40 million at December 31, 2016.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2017, approximately $3.6 billion of the Company’s assets and $2.6 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.5 billion and $2.6 billion, respectively, at December 31, 2016. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2017, $23 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $24 million at December 31, 2016.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2017, $2.1 billion of available-for-sale investment securities and $2.0 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.1 billion of available-for-sale investment securities and $1.1 billion of short-term borrowings at December 31, 2016.

Note 6	Mortgage Servicing Rights

The Company serviced $233.1 billion of residential mortgage loans for others at September 30, 2017, and $232.6 billion at December 31, 2016, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net losses of less than $1 million and net gains of $25 million for the three months ended September 30, 2017 and 2016, respectively and net gains of $17 million and net losses of $7 million for the nine months ended September 30, 2017 and 2016, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $183 million and $191 million for the three months ended September 30, 2017 and 2016, respectively, and $561 million and $562 million for the nine months ended September 30, 2017 and 2016, respectively.

52	U.S. Bancorp

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Balance at beginning of period	$2,582	$2,056	$2,591	$2,512
Rights purchased	4	18	10	32
Rights capitalized	115	142	319	372
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(12)	42	(42)	(446)
Due to revised assumptions or models (b)	1	–	18	–
Other changes in fair value (c)	(92)	(127)	(298)	(339)
Balance at end of period	$2,598	$2,131	$2,598	$2,131

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	September 30, 2017						December 31, 2016
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(524)	$(232)	$(109)	$96	$178	$307	$(476)	$(209)	$(98)	$85	$159	$270
Derivative instrument hedges	463	219	105	(97)	(187)	(352)	375	180	88	(84)	(165)	(314)
Net sensitivity	$(61)	$(13)	$(4)	$(1)	$(9)	$(45)	$(101)	$(29)	$(10)	$1	$(6)	$(44)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2017				December 31, 2016
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$39,725	$37,001	$154,589	$231,315	$34,746	$37,530	$157,771	$230,047
Fair value	$440	$422	$1,736	$2,598	$398	$422	$1,771	$2,591
Value (bps) (b)	111	114	112	112	115	112	112	113
Weighted-average servicing fees (bps)	35	34	27	30	36	34	27	30
Multiple (value/servicing fees)	3.17	3.35	4.15	3.73	3.19	3.29	4.15	3.77
Weighted-average note rate	4.42%	3.93%	4.02%	4.07%	4.37%	3.95%	4.02%	4.06%
Weighted-average age (in years)	2.9	4.2	4.1	3.9	2.9	3.8	3.8	3.7
Weighted-average expected prepayment (constant prepayment rate)	9.8%	11.7%	10.0%	10.2%	9.4%	11.3%	9.8%	10.0%
Weighted-average expected life (in years)	7.7	6.5	6.8	6.9	8.0	6.8	6.9	7.0
Weighted-average option adjusted spread (d)	9.9%	9.2%	7.2%	8.0%	9.9%	9.2%	7.2%	8.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.
(d)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

U.S. Bancorp	53

Note 7	Preferred Stock

At September 30, 2017 and December 31, 2016, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2017				December 31, 2016
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series G	–	–	–	–	43,400	1,085	10	1,075
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	–	–	–	–
Total preferred stock (a)	186,510	$5,601	$182	$5,419	189,910	$5,686	$185	$5,501

(a)	The par value of all shares issued and outstanding at September 30, 2017 and December 31, 2016, was $1.00 per share.

During the first nine months of 2017, the Company issued depositary shares representing an ownership interest in 40,000 shares of Series J Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series J Preferred Stock”). The Series J Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable semiannually, in arrears, at a rate per annum equal to 5.300 percent from the date of issuance to, but excluding, April 15, 2027, and thereafter will accrue and be payable quarterly at a floating rate per annum equal to three-month LIBOR plus 2.914 percent. The Series J Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2027. The Series J Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2027 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series J Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.

During the first nine months of 2017, the Company redeemed all outstanding shares of the Series G Non-Cumulative Perpetual Preferred Stock (the “Series G Preferred Stock”) at a redemption price equal to the liquidation preference amount. The Company included a $10 million loss in the computation of earnings per diluted common share for the first nine months of 2017, which represents the stock issuance costs recorded in preferred stock upon the issuance of the Series G Preferred Stock that were reclassified to retained earnings on the date the Company provided notice of its intent to redeem the outstanding shares.

54	U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2017
Balance at beginning of period	$(174)	$21	$51	$(1,077)	$(67)	$(1,246)
Changes in unrealized gains and losses	24	–	(3)	–	–	21
Foreign currency translation adjustment (a)	–	–	–	–	2	2
Reclassification to earnings of realized gains and losses	(9)	(3)	4	29	–	21
Applicable income taxes	(7)	1	–	(11)	–	(17)
Balance at end of period	$(166)	$19	$52	$(1,059)	$(65)	$(1,219)
2016
Balance at beginning of period	$612	$31	$(133)	$(1,006)	$(66)	$(562)
Changes in unrealized gains and losses	(105)	–	31	–	–	(74)
Foreign currency translation adjustment (a)	–	–	–	–	6	6
Reclassification to earnings of realized gains and losses	(10)	(5)	28	41	–	54
Applicable income taxes	44	1	(22)	(16)	(10)	(3)
Balance at end of period	$541	$27	$(96)	$(981)	$(70)	$(579)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Nine Months Ended September 30, (Dollars in Millions)	Unrealized Gains (Losses) on Securities Available-For- Sale	Unrealized Gains (Losses) on Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2017
Balance at beginning of period	$(431)	$25	$55	$(1,113)	$(71)	$(1,535)
Changes in unrealized gains and losses	479	–	(33)	–	–	446
Foreign currency translation adjustment (a)	–	–	–	–	11	11
Reclassification to earnings of realized gains and losses	(47)	(10)	28	87	–	58
Applicable income taxes	(167)	4	2	(33)	(5)	(199)
Balance at end of period	$(166)	$19	$52	$(1,059)	$(65)	$(1,219)
2016
Balance at beginning of period	$111	$36	$(67)	$(1,056)	$(43)	$(1,019)
Changes in unrealized gains and losses	716	–	(152)	–	–	564
Other-than-temporary impairment not recognized in earnings on securities available-for-sale	(1)	–	–	–	–	(1)
Foreign currency translation adjustment (a)	–	–	–	–	(30)	(30)
Reclassification to earnings of realized gains and losses	(16)	(14)	104	122	–	196
Applicable income taxes	(269)	5	19	(47)	3	(289)
Balance at end of period	$541	$27	$(96)	$(981)	$(70)	$(579)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	55

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Unrealized gains (losses) on securities available-for-sale
Realized gains (losses) on sale of securities	$9	$12	$47	$19	Total securities gains (losses), net
Other-than-temporary impairment recognized in earnings	–	(2)	–	(3)
	9	10	47	16	Total before tax
	(4)	(4)	(18)	(6)	Applicable income taxes
	5	6	29	10	Net-of-tax
Unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	3	5	10	14	Interest income
	(1)	(1)	(4)	(5)	Applicable income taxes
	2	4	6	9	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(4)	(28)	(28)	(104)	Interest expense
	2	11	11	40	Applicable income taxes
	(2)	(17)	(17)	(64)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(29)	(41)	(87)	(122)	Employee benefits expense
	11	16	33	47	Applicable income taxes
	(18)	(25)	(54)	(75)	Net-of-tax
Total impact to net income	$(13)	$(32)	$(36)	$(120)

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Data)	2017	2016	2017	2016
Net income attributable to U.S. Bancorp	$1,563	$1,502	$4,536	$4,410
Preferred dividends	(71)	(61)	(204)	(201)
Impact of preferred stock redemption (a)	–	–	(10)	–
Impact of the purchase of noncontrolling interests (b)	–	–	–	9
Earnings allocated to participating stock awards	(7)	(7)	(20)	(20)
Net income applicable to U.S. Bancorp common shareholders	$1,485	$1,434	$4,302	$4,198
Average common shares outstanding	1,672	1,710	1,683	1,724
Net effect of the exercise and assumed purchase of stock awards	6	6	6	6
Average diluted common shares outstanding	1,678	1,716	1,689	1,730
Earnings per common share	$.89	$.84	$2.56	$2.44
Diluted earnings per common share	$.88	$.84	$2.55	$2.43

(a)	Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series G Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.
(b)	Represents the difference between the carrying amount and amount paid by the Company to purchase third party investor holdings of the preferred stock of USB Realty Corp, a consolidated subsidiary of the Company.

Options outstanding at September 30, 2017, to purchase 1 million common shares for the three months and nine months ended September 30, 2017, and outstanding at September 30, 2016, to purchase 1 million common shares for the three months and nine months ended September 30, 2016, were not included in the computation of diluted earnings per share because they were antidilutive.

56	U.S. Bancorp

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$47	$45	$–	$–	$140	$133	$–	$–
Interest cost	55	53	–	–	165	158	2	2
Expected return on plan assets	(71)	(66)	(1)	(1)	(213)	(198)	(2)	(1)
Prior service cost (credit) amortization	–	(2)	(1)	–	(1)	(4)	(3)	(2)
Actuarial loss (gain) amortization	31	44	(1)	(1)	95	131	(4)	(3)
Net periodic benefit cost	$62	$74	$(3)	$(2)	$186	$220	$(7)	$(4)

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Federal
Current	$455	$717	$1,479	$1,631
Deferred	54	(232)	(103)	(279)
Federal income tax	509	485	1,376	1,352
State
Current	53	108	199	235
Deferred	27	(27)	64	25
State income tax	80	81	263	260
Total income tax provision	$589	$566	$1,639	$1,612

A reconciliation of expected income tax expense at the federal statutory rate of 35 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Tax at statutory rate	$755	$729	$2,172	$2,123
State income tax, at statutory rates, net of federal tax benefit	71	53	201	170
Tax effect of
Tax credits and benefits, net of related expenses	(187)	(183)	(577)	(523)
Tax-exempt income	(50)	(49)	(150)	(148)
Noncontrolling interests	(2)	(5)	(11)	(15)
Other items (a)	2	21	4	5
Applicable income taxes	$589	$566	$1,639	$1,612

(a)	Includes excess tax benefits associated with stock-based compensation under accounting guidance effective January 1, 2017. Previously, these benefits were recorded in capital surplus.

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2017, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax liability was $588 million at September 30, 2017 and $479 million at December 31, 2016.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three and nine months ended September 30, 2017, and the change in fair value attributed to hedge ineffectiveness was not material.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2017, the Company had $52 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $55 million (net-of-tax) of realized and unrealized gains at December 31, 2016. The estimated amounts to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2017 and the next 12 months were immaterial. All cash flow hedges were highly effective for the three and nine months ended September 30, 2017, and the change in fair value attributed to hedge ineffectiveness was not material.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The ineffectiveness on all net investment hedges was not material for the three and nine months ended September 30, 2017. At September 30, 2017, the carrying amount of non-derivative debt instruments designated as net investment hedges was $1.2 billion. There were no non-derivative debt instruments designated as net investment hedges at December 31, 2016.

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

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2017
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$3,350	$42	3.42	$1,550	$8	1.33
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,772	3	6.88	578	4	.98
Net investment hedges
Foreign exchange forward contracts	347	6	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,545	11	.07	2,075	10	.05
Sell	5,605	12	.03	4,396	12	.04
Options
Purchased	4,005	59	7.05	–	–	–
Written	1,536	28	.10	21	1	.09
Receive fixed/pay floating swaps	3,673	–	8.22	4,328	94	12.55
Pay fixed/receive floating swaps	2,414	15	3.23	4,233	45	8.22
Foreign exchange forward contracts	622	9	.05	44	–	.07
Equity contracts	98	2	.99	27	–	.07
Credit contracts	1,490	–	3.59	3,625	2	3.02
Other (a)	239	1	.01	1,325	124	2.25
Total	$29,696	$188		$22,202	$300
December 31, 2016
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,550	$49	4.28	$1,250	$12	2.32
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,272	108	8.63	2,787	35	.83
Net investment hedges
Foreign exchange forward contracts	1,347	15	.04	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,748	13	.09	1,722	18	.05
Sell	2,278	129	.08	4,214	43	.09
Options
Purchased	1,565	43	8.60	–	–	–
Written	1,073	25	.07	12	1	.06
Receive fixed/pay floating swaps	6,452	26	11.48	1,561	16	6.54
Pay fixed/receive floating swaps	4,705	13	6.51	2,320	9	7.80
Foreign exchange forward contracts	849	6	.02	867	6	.02
Equity contracts	11	–	.40	102	1	.57
Credit contracts	1,397	–	3.38	3,674	2	3.57
Other (a)	19	–	.03	830	106	3.42
Total	$27,266	$427		$19,339	$249

(a)	Includes short-term underwriting purchase and sale commitments with total asset notional values of $239 million and $19 million at September 30, 2017 and December 31, 2016, respectively, and liability notional values of $241 million and $19 million at September 30, 2017 and December 31, 2016, respectively. In addition, includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $1.1 billion, $123 million and 2.75 years at September 30, 2017, respectively, compared to $811 million, $106 million and 3.50 years at December 31, 2016, respectively.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2017
Interest rate contracts
Receive fixed/pay floating swaps	$37,701	$794	5.27	$56,518	$561	3.81
Pay fixed/receive floating swaps	59,030	582	3.63	34,153	694	5.63
Options
Purchased	29,624	18	1.63	505	10	4.47
Written	505	11	4.47	27,283	16	1.53
Futures
Sell	4,273	1	1.45	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	24,501	732	.79	22,874	687	.82
Options
Purchased	3,288	81	1.47	–	–	–
Written	–	–	–	3,288	81	1.47
Total	$158,922	$2,219		$144,621	$2,049
December 31, 2016
Interest rate contracts
Receive fixed/pay floating swaps	$38,501	$930	4.07	$39,403	$632	4.89
Pay fixed/receive floating swaps	36,671	612	4.99	40,324	996	4.07
Options
Purchased	14,545	51	1.85	125	2	1.37
Written	125	3	1.37	13,518	50	1.70
Futures
Buy	306	–	1.96	7,111	7	.90
Foreign exchange rate contracts
Forwards, spots and swaps	20,664	849	.58	19,640	825	.60
Options
Purchased	2,376	98	1.67	–	–	–
Written	–	–	–	2,376	98	1.67
Total	$113,188	$2,543		$122,497	$2,610

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts (a)	$(1)	$20	$(2)	$(17)	$(20)	$(93)	$(17)	$(64)
Net investment hedges
Foreign exchange forward contracts	(7)	–	–	–	(55)	(15)	–	–
Non-derivative debt instruments	(24)	–	–	–	(35)	–	–	–

Note:	Ineffectiveness on cash flow and net investment hedges was not material for the three and nine months ended September 30, 2017 and 2016.
(a)	Gains (Losses) reclassified from other comprehensive income (loss) into interest expense.

60	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for fair value hedges, other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)		2017	2016	2017	2016
Asset and Liability Management Positions
Fair value hedges (a)
Interest rate contracts	Other noninterest income	$(6)	$(31)	$(2)	$63
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	(16)	21	(11)	(34)
Purchased and written options	Mortgage banking revenue	82	102	199	315
Receive fixed/pay floating swaps	Mortgage banking revenue	28	(134)	176	268
Pay fixed/receive floating swaps	Mortgage banking revenue	(19)	113	(130)	111
Foreign exchange forward contracts	Commercial products revenue	(13)	9	(50)	(46)
Equity contracts	Compensation expense	–	1	–	–
Credit contracts	Other noninterest income	–	1	1	–
Other	Other noninterest income	–	–	(1)	(38)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	221	(397)	(352)	1,326
Pay fixed/receive floating swaps	Other noninterest income	(190)	417	412	(1,289)
Purchased and written options	Other noninterest income	(18)	(4)	(26)	(3)
Futures	Other noninterest income	1	(4)	(1)	3
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	23	21	69	61
Purchased and written options	Commercial products revenue	1	1	2	3

(a)	Gains (Losses) on items hedged by interest rate contracts included in noninterest income (expense), were $6 million and $31 million for the three months ended September 30, 2017 and 2016, respectively, and $2 million and $(61) million for the nine months ended September 30, 2017 and 2016, respectively. The ineffective portion was immaterial for the three and nine months ended September 30, 2017 and 2016.

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

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2017, was $685 million. At September 30, 2017, the Company had $663 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $355.4 billion total notional amount of derivative positions at September 30, 2017, $187.3 billion related to bilateral over-the-counter trades, $163.0 billion related to those centrally cleared through clearinghouses and $5.1 billion related to those that were exchange-traded. Irrespective of how derivatives are traded, the Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance

U.S. Bancorp	61

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

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
September 30, 2017
Repurchase agreements
U.S. Treasury and agencies	$91	$–	$91
Residential agency mortgage-backed securities	622	45	667
Total repurchase agreements	713	45	758
Securities loaned
Corporate debt securities	359	–	359
Total securities loaned	359	–	359
Gross amount of recognized liabilities	$1,072	$45	$1,117
December 31, 2016
Repurchase agreements
U.S. Treasury and agencies	$60	$–	$60
Residential agency mortgage-backed securities	681	30	711
Corporate debt securities	30	–	30
Total repurchase agreements	771	30	801
Securities loaned
Corporate debt securities	223	–	223
Total securities loaned	223	–	223
Gross amount of recognized liabilities	$994	$30	$1,024

62	U.S. Bancorp

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
September 30, 2017
Derivative assets (d)	$1,844	$(727)	$1,117	$(69)	$(7)	$1,041
Reverse repurchase agreements	56	–	56	(42)	(14)	–
Securities borrowed	1,105	–	1,105	–	(1,072)	33
Total	$3,005	$(727)	$2,278	$(111)	$(1,093)	$1,074
December 31, 2016
Derivative assets (d)	$2,122	$(984)	$1,138	$(78)	$(10)	$1,050
Reverse repurchase agreements	77	–	77	(60)	(17)	–
Securities borrowed	944	–	944	(10)	(909)	25
Total	$3,143	$(984)	$2,159	$(148)	$(936)	$1,075

(a)	Includes $78 million and $210 million of cash collateral related payables that were netted against derivative assets at September 30, 2017 and December 31, 2016, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $563 million and $848 million at September 30, 2017 and December 31, 2016, respectively, of derivative assets not subject to netting arrangements or where uncertainty exists regarding legal enforceability of the netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
September 30, 2017
Derivative liabilities (d)	$1,581	$(1,182)	$399	$(69)	$–	$330
Repurchase agreements	758	–	758	(42)	(716)	–
Securities loaned	359	–	359	–	(354)	5
Total	$2,698	$(1,182)	$1,516	$(111)	$(1,070)	$335
December 31, 2016
Derivative liabilities (d)	$1,951	$(1,185)	$766	$(78)	$–	$688
Repurchase agreements	801	–	801	(60)	(741)	–
Securities loaned	223	–	223	(10)	(211)	2
Total	$2,975	$(1,185)	$1,790	$(148)	$(952)	$690

(a)	Includes $533 million and $411 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2017 and December 31, 2016, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $768 million and $908 million at September 30, 2017 and December 31, 2016, respectively, of derivative liabilities not subject to netting arrangements or where uncertainty exists regarding legal enforceability of the netting arrangements.

U.S. Bancorp	63

Note 14	Fair Values of Assets and Liabilities

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the nine months ended September 30, 2017 and 2016, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value and for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2017 and 2016, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

The fair value of securities for which there are no market trades, or where trading is inactive as compared to normal market activity, are classified within Level 3 of the fair value hierarchy. The Company determines the fair value of these securities by using a discounted cash flow methodology and incorporating observable market information, where available. These valuations are modeled by a unit within the Company’s treasury department. The valuations use assumptions regarding housing prices, interest rates and borrower performance. Inputs are refined and updated at least quarterly to reflect market developments and actual performance. The primary valuation drivers of these securities are the prepayment rates, default rates and default severities associated with the underlying collateral, as well as the discount rate used to calculate the present value of the projected cash flows. Level 3 fair values, including the assumptions used, are subject to review by senior management in corporate functions, who are independent from the modeling. The fair value measurements are also compared to fair values provided by third party pricing services and broker provided quotes, where available. Securities classified within Level 3 include non-agency mortgage-backed securities, non-agency commercial mortgage-backed securities, certain asset-backed securities and certain corporate debt securities. At September 30, 2017, the Company did not have any available-for-sale investment securities classified within Level 3.

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. The valuations of MLHFS are developed by the mortgage banking division and are subject to independent price verification procedures by corporate functions. Included in mortgage banking revenue were net gains of $28 million and $27 million for the three months ended September 30, 2017 and 2016, respectively, and net gains of $69 million and $154 million for the nine months ended September 30, 2017 and 2016, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated

U.S. Bancorp	65

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

66	U.S. Bancorp

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

Prepayment rates generally move in the opposite direction of market interest rates. In the current environment, an increase in the probability of default will generally be accompanied with an increase in loss severity, as both are impacted by underlying collateral values. Discount margins are influenced by market expectations about the security’s collateral performance and, therefore, may directionally move with probability and severity of default; however, discount margins are also impacted by broader market forces, such as competing investment yields, sector liquidity, economic news, and other macroeconomic factors. At September 30, 2017, the Company did not have any available-for-sale investment securities classified within Level 3.

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

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2017:

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2017:

	Minimum	Maximum	Average
Expected loan close rate	5%	100%	79%
Inherent MSR value (basis points per loan)	(38)	179	117

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2017, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 95 percent and 3 percent, respectively.

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

68	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2017
Available-for-sale securities
U.S. Treasury and agencies	$21,321	$747	$–	$–	$22,068
Mortgage-backed securities
Residential
Agency	–	39,553	–	–	39,553
Commercial
Agency	–	8	–	–	8
Asset-backed securities
Other	–	425	–	–	425
Obligations of state and political subdivisions	–	5,681	–	–	5,681
Other investments	37	–	–	–	37
Total available-for-sale	21,358	46,414	–	–	67,772
Mortgage loans held for sale	–	3,754	–	–	3,754
Mortgage servicing rights	–	–	2,598	–	2,598
Derivative assets	1	1,836	570	(727)	1,680
Other assets	258	1,302	–	–	1,560
Total	$21,617	$53,306	$3,168	$(727)	$77,364
Derivative liabilities	$–	$2,032	$317	$(1,182)	$1,167
Short-term borrowings and other liabilities (c)	138	1,077	–	–	1,215
Total	$138	$3,109	$317	$(1,182)	$2,382
December 31, 2016
Available-for-sale securities
U.S. Treasury and agencies	$16,355	$772	$–	$–	$17,127
Mortgage-backed securities
Residential
Agency	–	43,138	–	–	43,138
Non-agency
Prime (a)	–	–	242	–	242
Non-prime (b)	–	–	195	–	195
Commercial
Agency	–	15	–	–	15
Asset-backed securities
Other	–	481	2	–	483
Obligations of state and political subdivisions	–	5,039	–	–	5,039
Corporate debt securities	–	–	9	–	9
Other investments	36	–	–	–	36
Total available-for-sale	16,391	49,445	448	–	66,284
Mortgage loans held for sale	–	4,822	–	–	4,822
Mortgage servicing rights	–	–	2,591	–	2,591
Derivative assets	–	2,416	554	(984)	1,986
Other assets	183	1,137	–	–	1,320
Total	$16,574	$57,820	$3,593	$(984)	$77,003
Derivative liabilities	$7	$2,469	$383	$(1,185)	$1,674
Short-term borrowings and other liabilities (c)	142	938	–	–	1,080
Total	$149	$3,407	$383	$(1,185)	$2,754

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	69

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2017
Mortgage servicing rights	$2,582	$(103	) (c)	$–		$4	$–	$–	$115	(f)	$–	$2,598	$(103	) (c)
Net derivative assets and liabilities	240	111	(d)	–		–	(3)	–	–		(95)	253	41	(g)
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$280	$–		$–		$–	$–	$(21)	$–		$–	$259	$–
Non-prime (b)	216	–		(1)		–	–	(9)	–		–	206	(1)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	507	–		(1	) (e)	–	–	(30)	–		–	476	(1)
Mortgage servicing rights	2,056	(85	) (c)	–		18	–	–	142	(f)	–	2,131	(85	) (c)
Net derivative assets and liabilities	1,080	84	(h)	–		–	(2)	–	–		(231)	931	16	(i)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $18 million included in other noninterest income and $93 million included in mortgage banking revenue.
(e)	Included in changes in unrealized gains and losses on securities available-for-sale.
(f)	Represents MSRs capitalized during the period.
(g)	Approximately $9 million included in other noninterest income and $32 million included in mortgage banking revenue.
(h)	Approximately $(73) million included in other noninterest income and $157 million included in mortgage banking revenue.
(i)	Approximately $(81) million included in other noninterest income and $97 million included in mortgage banking revenue.

70	U.S. Bancorp

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
2017
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$242	$–		$(2)		$–	$(234)	$(6)	$–		$–	$–	$–
Non-prime (b)	195	–		(17)		–	(175)	(3)	–		–	–	–
Asset-backed securities
Other	2	–		–		–	(2)	–	–		–	–	–
Corporate debt securities	9	–		2		–	(11)	–	–		–	–	–
Total available-for-sale	448	–	(c)	(17	) (f)	–	(422)	(9)	–		–	–	–
Mortgage servicing rights	2,591	(322	) (d)	–		10	–	–	319	(g)	–	2,598	(322	) (d)
Net derivative assets and liabilities	171	372	(e)	–		1	(8)	–	–		(283)	253	87	(h)
2016
Available-for-sale securities
Mortgage-backed securities
Residential non-agency
Prime (a)	$318	$(1)		$–		$–	$–	$(58)	$–		$–	$259	$–
Non-prime (b)	240	(1)		(4)		–	–	(29)	–		–	206	(4)
Asset-backed securities
Other	2	–		–		–	–	–	–		–	2	–
Corporate debt securities	9	–		–		–	–	–	–		–	9	–
Total available-for-sale	569	(2	) (c)	(4	) (f)	–	–	(87)	–		–	476	(4)
Mortgage servicing rights	2,512	(785	) (d)	–		32	–	–	372	(g)	–	2,131	(785	) (d)
Net derivative assets and liabilities	498	1,047	(i)	–		1	(5)	–	–		(610)	931	494	(j)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in securities gains (losses).
(d)	Included in mortgage banking revenue.
(e)	Approximately $128 million included in other noninterest income and $244 million included in mortgage banking revenue.
(f)	Included in changes in unrealized gains and losses on securities available-for-sale.
(g)	Represents MSRs capitalized during the period.
(h)	Approximately $55 million included in other noninterest income and $32 million included in mortgage banking revenue.
(i)	Approximately $560 million included in other noninterest income and $487 million included in mortgage banking revenue.
(j)	Approximately $397 million included in other noninterest income and $97 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2017				December 31, 2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$76	$76	$–	$–	$59	$59
Other assets (b)	–	–	30	30	–	–	60	60

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2017	2016	2017	2016
Loans (a)	$45	$45	$120	$156
Other assets (b)	3	6	15	25

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	71

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2017			December 31, 2016
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,754	$3,638	$116	$4,822	$4,763	$59
Nonaccrual loans	1	2	(1)	2	3	(1)
Loans 90 days or more past due	–	–	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments as of September 30, 2017 and December 31, 2016, and includes financial instruments that are not accounted for at fair value. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, insurance contracts and investments accounted for under the equity method are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2017					December 31, 2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$20,540	$20,540	$–	$–	$20,540	$15,705	$15,705	$–	$–	$15,705
Federal funds sold and securities purchased under resale agreements	78	–	78	–	78	138	–	138	–	138
Investment securities held-to-maturity	44,018	4,668	39,074	16	43,758	42,991	4,605	37,810	20	42,435
Loans held for sale (a)	3	–	–	3	3	4	–	–	4	4
Loans	274,811	–	–	278,946	278,946	269,394	–	–	273,422	273,422
Other financial instruments	2,449	–	1,037	1,419	2,456	2,362	–	920	1,449	2,369
Financial Liabilities
Deposits	342,589	–	342,411	–	342,411	334,590	–	334,361	–	334,361
Short-term borrowings (b)	14,641	–	14,430	–	14,430	12,891	–	12,706	–	12,706
Long-term debt	34,515	–	34,842	–	34,842	33,323	–	33,678	–	33,678
Other liabilities	1,659	–	–	1,659	1,659	1,702	–	–	1,702	1,702

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $564 million and $618 million at September 30, 2017 and December 31, 2016, respectively. The carrying value of other guarantees was $194 million and $186 million at September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three and nine months ended September 30, 2017, the Company sold 0.4 million and 1.8 million, respectively, of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa Litigation, the remaining 3.1 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2017:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$55	$11,154
Third party borrowing arrangements	–	–	11
Securities lending indemnifications	4,560	–	4,467
Asset sales	–	128	6,498	(a)
Merchant processing	538	54	99,229
Tender option bond program guarantee	2,109	–	1,998
Minimum revenue guarantees	–	–	8
Other	–	12	1,467

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2017, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $7.5 billion. The Company held collateral of $371 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2017, the liability was $41 million primarily related to these airline processing arrangements.

U.S. Bancorp	73

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2017, the Company had reserved $13 million for potential losses from representation and warranty obligations, compared with $19 million at December 31, 2016. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of September 30, 2017 and December 31, 2016, the Company had $12 million and $7 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

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

The Company is also subject to ongoing examinations, inquiries and investigations by government agencies, bank regulators and law enforcement with respect to Bank Secrecy Act/anti-money laundering compliance program adequacy and effectiveness and sanctions compliance requirements as administered by the Office of Foreign Assets Control. The Company is cooperating with an investigation currently being conducted by the United States Attorney’s Office in Manhattan regarding its banking relationship with Scott Tucker, who was recently convicted for operating a payday lending business in a fraudulent manner. Tucker and his businesses maintained certain deposit accounts with U.S. Bank National Association. The investigation by the United States Attorney’s Office also covers the Company’s Bank Secrecy Act/anti-money laundering compliance program. The Company is in discussions to attempt to resolve these matters. Any resolution, if reached, could include monetary fines or other penalties.

The Company is continually subject to examinations, inquiries and investigations in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management and consumer protection.

74	U.S. Bancorp

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

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2017 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	75

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended September 30,
	2017			2016
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$111,832	$591	2.11%	$108,109	$539	2.00%	3.4%
Loans held for sale	3,935	40	4.06	4,691	43	3.68	(16.1)
Loans (b)
Commercial	96,633	822	3.38	92,369	654	2.82	4.6
Commercial real estate	41,621	469	4.47	43,374	429	3.94	(4.0)
Residential mortgages	59,030	551	3.73	56,284	522	3.70	4.9
Credit card	20,926	618	11.72	20,628	569	10.98	1.4
Other retail	56,069	585	4.13	52,851	535	4.02	6.1
Total loans, excluding covered loans	274,279	3,045	4.41	265,506	2,709	4.06	3.3
Covered loans	3,347	44	5.32	4,131	49	4.76	(19.0)
Total loans	277,626	3,089	4.42	269,637	2,758	4.07	3.0
Other earning assets	15,432	48	1.23	11,346	31	1.09	36.0
Total earning assets	408,825	3,768	3.67	393,783	3,371	3.41	3.8
Allowance for loan losses	(3,874)			(3,818)			(1.5)
Unrealized gain (loss) on investment securities	(113)			933			*
Other assets	45,792			46,965			(2.5)
Total assets	$450,630			$437,863			2.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$81,964			$82,021			(.1)%
Interest-bearing deposits
Interest checking	68,066	26	.15	63,456	12	.08	7.3
Money market savings	105,072	176	.67	99,921	92	.36	5.2
Savings accounts	43,649	8	.07	40,695	9	.09	7.3
Time deposits	36,400	83	.91	32,455	48	.59	12.2
Total interest-bearing deposits	253,187	293	.46	236,527	161	.27	7.0
Short-term borrowings	15,505	93	2.37	15,929	71	1.78	(2.7)
Long-term debt	35,544	196	2.20	37,875	196	2.06	(6.2)
Total interest-bearing liabilities	304,236	582	.76	290,331	428	.59	4.8
Other liabilities	14,983			17,081			(12.3)
Shareholders’ equity
Preferred equity	5,419			5,501			(1.5)
Common equity	43,400			42,290			2.6
Total U.S. Bancorp shareholders’ equity	48,819			47,791			2.2
Noncontrolling interests	628			639			(1.7)
Total equity	49,447			48,430			2.1
Total liabilities and equity	$450,630			$437,863			2.9
Net interest income		$3,186			$2,943
Gross interest margin			2.91%			2.82%
Gross interest margin without taxable-equivalent increments			2.86%			2.77%
Percent of Earning Assets
Interest income			3.67%			3.41%
Interest expense			.57			.43
Net interest margin			3.10%			2.98%
Net interest margin without taxable-equivalent increments			3.05%			2.93%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

76	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related

Yields and Rates (a)

	For the Nine Months Ended September 30,
	2017			2016
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$111,325	$1,723	2.06%	$107,095	$1,634	2.03%	3.9%
Loans held for sale	3,457	104	4.02	3,888	110	3.78	(11.1)
Loans (b)
Commercial	95,347	2,297	3.22	91,451	1,920	2.80	4.3
Commercial real estate	42,437	1,335	4.20	42,922	1,269	3.95	(1.1)
Residential mortgages	58,496	1,627	3.71	55,334	1,548	3.73	5.7
Credit card	20,801	1,777	11.42	20,339	1,656	10.88	2.3
Other retail	54,835	1,677	4.09	51,809	1,573	4.06	5.8
Total loans, excluding covered loans	271,916	8,713	4.28	261,855	7,966	4.06	3.8
Covered loans	3,538	131	4.94	4,324	152	4.67	(18.2)
Total loans	275,454	8,844	4.29	266,179	8,118	4.07	3.5
Other earning assets	13,795	132	1.27	8,654	89	1.37	59.4
Total earning assets	404,031	10,803	3.57	385,816	9,951	3.44	4.7
Allowance for loan losses	(3,842)			(3,848)			.2
Unrealized gain (loss) on investment securities	(324)			784			*
Other assets	46,184			46,669			(1.0)
Total assets	$446,049			$429,421			3.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$81,808			$79,928			2.4%
Interest-bearing deposits
Interest checking	67,021	56	.11	60,746	29	.07	10.3
Money market savings	106,856	460	.58	93,121	247	.35	14.7
Savings accounts	43,265	24	.07	40,070	26	.09	8.0
Time deposits	32,660	190	.78	33,447	150	.60	(2.4)
Total interest-bearing deposits	249,802	730	.39	227,384	452	.27	9.9
Short-term borrowings	14,423	239	2.21	21,457	205	1.28	(32.8)
Long-term debt	35,697	585	2.19	36,392	567	2.08	(1.9)
Total interest-bearing liabilities	299,922	1,554	.69	285,233	1,224	.57	5.1
Other liabilities	15,344			16,369			(6.3)
Shareholders’ equity
Preferred equity	5,514			5,501			.2
Common equity	42,828			41,739			2.6
Total U.S. Bancorp shareholders’ equity	48,342			47,240			2.3
Noncontrolling interests	633			651			(2.8)
Total equity	48,975			47,891			2.3
Total liabilities and equity	$446,049			$429,421			3.9
Net interest income		$9,249			$8,727
Gross interest margin			2.88%			2.87%
Gross interest margin without taxable-equivalent increments			2.83%			2.82%
Percent of Earning Assets
Interest income			3.57%			3.44%
Interest expense			.51			.42
Net interest margin			3.06%			3.02%
Net interest margin without taxable-equivalent increments			3.01%			2.97%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	77

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the third quarter of 2017.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

78	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: November 3, 2017		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	79

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Earnings
1.	Net income attributable to U.S. Bancorp		$1,563	$4,536
2.	Applicable income taxes, including expense related to unrecognized tax positions		589	1,639
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,152	$6,175
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$286	$818
	b.	Portion of rents representative of interest and amortization of debt expense	28	83
	c.	Fixed charges excluding interest on deposits (4a + 4b)	314	901
	d.	Interest on deposits	293	730
	e.	Fixed charges including interest on deposits (4c + 4d)	$607	$1,631
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,466	7,076
7.	Earnings including interest on deposits (3 + 4e + 5)		2,759	7,806
8.	Fixed charges excluding interest on deposits (4c)		314	901
9.	Fixed charges including interest on deposits (4e)		607	1,631
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		7.85	7.85
11.	Including interest on deposits (line 7/line 9)		4.55	4.79

*	Excludes interest expense related to unrecognized tax positions.

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(Dollars in Millions)			Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Earnings
1.	Net income attributable to U.S. Bancorp		$1,563	$4,536
2.	Applicable income taxes, including expense related to unrecognized tax positions		589	1,639
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,152	$6,175
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$286	$818
	b.	Portion of rents representative of interest and amortization of debt expense	28	83
	c.	Fixed charges excluding interest on deposits (4a + 4b)	314	901
	d.	Interest on deposits	293	730
	e.	Fixed charges including interest on deposits (4c + 4d)	$607	$1,631
5.	Amortization of interest capitalized		$–	$–
6.	Preferred stock dividends		71	204
7.	Earnings excluding interest on deposits (3 + 4c + 5)		2,466	7,076
8.	Earnings including interest on deposits (3 + 4e + 5)		2,759	7,806
9.	Fixed charges excluding interest on deposits, and preferred stock dividends (4c+6)		385	1,105
10.	Fixed charges including interest on deposits, and preferred stock dividends (4e+6)		678	1,835
Ratio of Earnings to Fixed Charges and Preferred Dividends
11.	Excluding interest on deposits (line 7/line 9)		6.41	6.40
12.	Including interest on deposits (line 8/line 10)		4.07	4.25

*	Excludes interest expense related to unrecognized tax positions.

80	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: November 3, 2017

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

Dated: November 3, 2017

82	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: November 3, 2017	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	83

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