Form 10-K
period 2017-12-31
US BANCORP \DE\
filed 2018-02-22
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(651) 466-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87.2 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, $.01 par value per share	1,651,901,674

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2017 (the “2017 Annual Report”)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018 (the “Proxy Statement”)	Part III

PART I

Item 1.	Business

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

For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 38 to 60 and “Risk Factors” on pages 146 to 156 of the 2017 Annual Report. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

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

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $357 billion in deposits at December 31, 2017, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its markets, and fund administration services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,067 banking offices principally operating in the Midwest and West regions of the United States, through on-line services and over mobile devices. The Company operates a network of 4,771 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2017, U.S. Bancorp employed 72,402 people.

Competition

The commercial banking business is highly competitive. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, investment companies, credit card companies and a variety of other financial services, advisory and technology companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Competition is based on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

Government Policies

The operations of the Company’s various businesses are affected by federal and state legislative changes and by policies of various regulatory authorities, including the statutes, and the rules and policies of regulatory authorities, of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

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

Dodd-Frank Act Substantial changes to the regulation of bank holding companies and their subsidiaries have occurred as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Changes in applicable law or regulation, and in their application by regulatory agencies, have had and will continue to have a material effect on the business and results of the Company and its subsidiaries.

The Dodd-Frank Act significantly changed the regulatory framework for financial services companies, and since its enactment has required significant rulemaking and numerous studies and reports. Among other things, it created a new Financial Stability Oversight Council (the “Council”) with broad authority to make recommendations covering enhanced prudential standards and more stringent supervision for large bank holding companies and certain non-bank financial services companies. The Dodd-Frank Act significantly reduced interchange fees on debit card transactions, changed the preemption of state laws applicable to national banks, increased the regulation of consumer mortgage banking and made numerous other changes, some of which are discussed below.

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

OCC Heightened Standards The OCC has issued guidelines establishing heightened standards for large national banks such as U.S. Bank National Association. The guidelines establish minimum standards for the design and implementation of a risk governance framework for banks. The OCC may take action against institutions that fail to meet these standards.

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

Regulatory Approval for Acquisitions In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the following: the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, under the Dodd-Frank Act, approval of interstate transactions requires that the acquiror satisfy regulatory standards for well-capitalized and well-managed institutions.

Enhanced Prudential Standards The Company is subject to a final rule issued by the Federal Reserve relating to enhanced prudential standards required under the Dodd-Frank Act for bank holding companies with over $50 billion in consolidated assets. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. The rule incorporates the requirement that the Federal Reserve conduct annual supervisory capital adequacy stress tests of covered companies under baseline, adverse and severely adverse scenarios, and requires covered companies to conduct their own capital adequacy stress tests. The rule provides for notification to a covered company as to which the Council has determined to impose a debt-to-equity ratio of no more than 15-to-1, based upon the determination by the Council that (a) such company poses a grave threat to the financial stability of the United States and (b) the imposition of such a requirement is necessary to mitigate the risk that the company poses to the financial stability of the United States.

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

In addition, Federal Reserve policy on the payment of dividends, stock redemptions and stock repurchases requires that bank holding companies consult with and inform the Federal Reserve in advance of doing any of the following: declaring and paying dividends that could raise safety and soundness concerns (i.e. declaring and paying dividends that exceed earnings for the period for which dividends are being paid); redeeming or repurchasing capital instruments when experiencing financial weakness; and redeeming or repurchasing common stock and perpetual preferred stock, if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.

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

The Federal Reserve and the OCC finalized a rule in 2007 adopting international guidelines established by the Basel Committee known as Basel II. The Basel II framework consists of three pillars: (a) capital adequacy; (b) supervisory review (including the computation of capital and internal assessment processes); and (c) market discipline (including increased disclosure requirements).

In December 2010, the Basel Committee issued a new set of international standards for determining regulatory capital known as Basel III. Federal banking regulators published the United States Basel III final rule in July 2013 to implement many aspects of these international standards as well as certain provisions of the Dodd-Frank Act. The United States Basel III final rule focuses regulatory capital on common equity tier 1 capital, introduces new regulatory adjustments and deductions from capital, narrows the eligibility criteria for regulatory capital instruments and makes other changes to the Basel I and Basel II frameworks. Specifically, Basel III includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the Basel III methodology that is most restrictive. The Federal Reserve approved a final rule, effective April 1, 2014, revising the market risk capital rule, which addresses the market risk of significant trading activities, so that it conforms to the Basel III capital framework.

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

In September 2014, United States banking regulators approved a final rule that enhanced the regulatory Supplementary Leverage Ratio (“SLR”) requirement for banks calculating capital adequacy using advanced approaches under Basel III. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. The Company began calculating and reporting its SLR beginning in the first quarter of 2015, however it became subject to the minimum SLR requirement on January 1, 2018. At December 31, 2017, the Company exceeded the applicable minimum SLR requirement.

In December 2017, the Basel Committee finalized a package of revisions to the Basel III framework, unofficially known as Basel IV. The changes are meant to improve the calculation of risk-weighted assets and improve the comparability of capital ratios by (a) enhancing the robustness and risk sensitivity of the standardized approaches for credit risk, credit valuation adjustment (“CVA”) risk and operational risk; (b) constraining the use of the internal model approaches, by placing limits on certain inputs used to calculate capital requirements under the internal ratings-based (“IRB”) approach for credit risk and by removing the use of the internal model approaches for CVA risk and for operational risk; (c) introducing a leverage ratio buffer to further limit the leverage of global systemically important banks (“G-SIB”s); and (d) replacing the existing Basel II output floor with a more robust risk-sensitive floor based on the Committee’s revised Basel III standardized approaches. January 1, 2022 is the implementation date for the revised standardized approach for credit risk and leverage ratio as well as the IRB, CVA, operational risk, and market risk frameworks. The output floor will be subject to a transitional period beginning in January 1, 2022, with full implementation by January 1, 2027. Federal banking regulators are expected to undertake one or more rulemakings in future years to implement these revisions in the United States.

For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2017 Annual Report.

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

The Company will submit its 2018 capital plan to the Federal Reserve by April 5, 2018, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than June 30, 2018.

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

National banks with assets in excess of $50 billion are required to submit annual company-run stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association will submit its stress test in accordance with regulatory requirements by April 5, 2018. The Company is required to publish the results of this stress test no later than June 30, 2018.

Basel III Liquidity Requirements In 2009, the Basel Committee proposed two minimum standards for limiting liquidity risk: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon.

The federal banking regulators have jointly issued a final rule that implements the LCR in the United States. The rule applies the LCR standards to bank holding companies and their domestic bank subsidiaries calculating their capital requirements using advanced approaches, including the Company and U.S. Bank National Association. The LCR standards in the rule differ in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, a different methodology for calculating the LCR and a shorter phase-in schedule that ended on December 31, 2016. In June 2016, the federal banking regulators proposed a rule to implement a NSFR requirement in the United States that would apply to the Company and U.S. Bank National Association, consistent with the Basel Committee NSFR standard finalized in October 2014. The Basel Committee contemplated that the NSFR, including any revisions, would be implemented as a minimum standard by January 1, 2018. Federal banking regulators continue to work on finalizing a rule to implement the NSFR standards in the United States.

Recovery Plans In September 2016, the OCC finalized a rule that establishes enforceable guidelines for recovery planning by insured national banks, insured federal savings associations, and insured federal branches of foreign banks with average total consolidated assets of $50 billion or more, which includes U.S. Bank National Association. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should (a) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (b) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (c) address escalation procedures, management reports, and communication procedures. The board of U.S. Bank National Association approved a recovery plan pursuant to these guidelines in December 2017.

Supervisory Ratings Federal banking regulators regularly examine the Company to evaluate its financial condition and monitor its compliance with laws and regulatory policies. Key products of such exams are supervisory ratings of the Company’s overall condition, commonly referred to as the CAMELS rating for U.S. Bank National Association (which reflects the OCC’s evaluation of certain components of the bank’s condition) and the RFI/C(D) rating for U.S. Bancorp (which reflects the Federal Reserve’s evaluation of certain components of the holding company’s condition). These ratings are considered to be confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect U.S. Bank National Association’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company. In August 2017, the Federal Reserve proposed a new supervisory rating system that would govern the Federal Reserve’s supervision of all bank holding companies with total consolidated assets of $50 billion or more and United States intermediate holding companies of foreign banking organizations, as well as certain savings and loan holding companies with assets of $50 billion or more. Under the proposal, ratings would be assigned for each of three component categories: (a) Capital Planning and Positions, (b) Liquidity Risk Management and Positions, and (c) Governance and Controls. However, no composite rating would be assigned, and this proposal is still under consideration.

In August 2017, the Federal Reserve also issued proposed guidance with respect to its expectations regarding the supervisory role of boards of directors of large financial institutions. In addition, in January 2018, the Federal Reserve made a proposal relating to the supervisory responsibilities of members of senior and business line management for risk management and controls at large financial institutions. Both of these proposals are meant to set regulatory expectations for the “Governance and Controls” component of the new rating system that has been proposed by the Federal Reserve.

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

The Dodd-Frank Act also permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions, which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule was to increase the FDIC premiums paid by U.S. Bank National Association. In 2014, the FDIC adopted a final rule revising its deposit insurance assessment system to reflect changes in the regulatory capital rules that became effective in 2015, with additional revisions to become effective in 2018. The rule (a) revises the ratios and ratio thresholds relating to capital evaluations; (b) revises the assessment base calculation for custodial banks; and (c) requires that all highly complex institutions measure counterparty exposure for assessment purposes using the Basel III standardized approach in the regulatory capital rules.

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

Orderly Liquidation Authority The Dodd-Frank Act created a new framework for the orderly liquidation of a covered financial company by the FDIC as receiver. A covered financial company is a financial company (including a bank holding company, but not an insured depository institution), in situations where the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President of the United States) that the conditions set forth in the Dodd-Frank Act regarding the potential impact on financial stability of the financial company’s failure have been met. The rule sets forth a comprehensive method for the receivership of a covered financial company. The Company is a financial company and, therefore, is potentially subject to the orderly liquidation authority of the FDIC.

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

The Company filed its Dodd-Frank Act resolution plan in December 2017, and will periodically revise its resolution plans as required under each rule.

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

Anti-Money Laundering and Sanctions The Company is subject to several federal laws that are designed to combat money laundering and terrorist financing, and to restrict transactions with persons, companies, or foreign governments sanctioned by United States authorities. This category of laws includes the Bank Secrecy Act (the “BSA”), the Money Laundering Control Act, the USA PATRIOT Act (collectively, “AML laws”), and implementing regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control (“sanctions laws”).

As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions and broker-dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/Anti-Money Laundering (“AML”) and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing.

Non-compliance with sanctions laws and/or AML laws or failure to maintain an adequate BSA/AML compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions against banks, broker-dealers and non-bank financial institutions with respect to sanctions laws and AML laws and some have resulted in substantial penalties, including against the Company and U.S. Bank National Association. See Note 22 of the Notes to Consolidated Financial Statements in the 2017 Annual Report.

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

U.S. Bank National Association received a “Satisfactory” CRA rating in its most recent examination, covering the period from January 1, 2009 through December 31, 2011. The OCC has commenced it most recent CRA exam in 2017, the results of which will be made public upon completion.

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

In addition, the Federal Reserve, the OCC, the FDIC, the Federal Housing Finance Agency, and the Farm Credit Administration have finalized a rule concerning swap margin and capital requirements. The rule incorporates many aspects of the international framework for margin requirements for non-centrally cleared derivatives issued in September 2013 by the Basel Committee and the Board of the International Organization of Securities Commissions. The final rule mandates the exchange of initial and variation margin for non-cleared swaps and non-cleared security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared swap or non-cleared security-based swap. The final rule phased in the variation margin requirements between September 1, 2016, and March 1, 2017. The initial margin requirements will phase in over four years, beginning on September 1, 2016. Additionally, the agencies have issued a final rule relating to the rule’s exemption from margin requirements for certain non-cleared swaps and non-cleared security-based swaps used for hedging purposes by commercial end-users and certain other counterparties.

Other swaps’ requirements have been modified by legislation. Section 716 of the Dodd-Frank Act required covered United States banks acting as dealers in commodity swaps, equity swaps and certain credit default swaps to “push out” such activities and conduct them through one or more non-bank affiliates. The Consolidated and Further Continuing Appropriations Act of 2015 narrowed the push-out requirements in Section 716 to only “structured finance swaps.”

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

Consumer Financial Protection Bureau U.S. Bank National Association and its subsidiaries are subject to supervision and regulation by the CFPB with respect to federal consumer laws, including many of the laws and regulations described above. The CFPB has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to impact financial institutions involved in the provision of consumer financial products and services, including the Company, U.S. Bank National Association, and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.

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

Additional Information

Additional information in response to this Item 1 can be found in the 2017 Annual Report on pages 61 to 65 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the 2017 Annual Report on pages 146 to 156 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases ten freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2017, the Company’s subsidiaries owned and operated a total of 1,507 facilities and leased an additional 1,946 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 22, 2018, for those securities that remain outstanding.

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

On June 28, 2017, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2017 through June 30, 2018. Except as otherwise indicated in the table below, all shares repurchased during the fourth quarter of 2017 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company or any affiliated purchaser during the fourth quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	7,547,234	(a)	$54.22	7,497,234	$1,528
November 1-30	4,678,378	(b)	54.46	4,628,378	1,276
December 1-31	157,093		54.16	157,093	1,268

Total	12,382,705	(c)	$54.31	12,282,705	$1,268

(a)	Includes 50,000 shares of common stock purchased, at an average price per share of $53.43, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(b)	Includes 50,000 shares of common stock purchased, at an average price per share of $51.76, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan
(c)	Includes 100,000 shares of common stock purchased, at an average price per share of $52.60, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan

Additional Information

Additional information in response to this Item 5 can be found in the 2017 Annual Report on page 143 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the 2017 Annual Report on page 23 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the 2017 Annual Report on pages 22 to 71 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the 2017 Annual Report on pages 38 to 60 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the 2017 Annual Report on pages 72 to 145 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the 2017 Annual Report on page 71 under the heading “Controls and Procedures” and on pages 72 and 74 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics and Business Conduct can be found at www.usbank.com by clicking on “About Us” and then clicking on “Investor Relations” and then clicking on “Corporate Governance” and then clicking on “Code of Ethics.” The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Executive Officers of the Registrant

Andrew Cecere

Mr. Cecere is President and Chief Executive Officer of U.S. Bancorp. Mr. Cecere, 57, has served as President of U.S. Bancorp since January 2016 and Chief Executive Officer since April 2017. He also served as Vice Chairman and Chief Operating Officer from January 2015 to January 2016 and was U.S. Bancorp’s Vice Chairman and Chief Financial Officer from February 2007 until January 2015. Until that time, he served as Vice Chairman, Wealth Management and Investment Services of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

Jennie P. Carlson

Ms. Carlson is Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Ms. Carlson, 57, has served in this position since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation.

James L. Chosy

Mr. Chosy is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 54, has served in this position since March 2013. He also served as Corporate Secretary of U.S, Bancorp from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Dolan, 56, has served in this position since August 2016. From July 2010 to July 2016, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore is Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp. Mr. Elmore, 61, has served in this position since March 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation.

Leslie V. Godridge

Ms. Godridge is Vice Chairman, Corporate and Commercial Banking, of U.S. Bancorp. Ms. Godridge, 62, has served in this position since January 2016. From February 2013 until December 2015, she served as Executive Vice President, National Corporate Specialized Industries and Global Treasury Management, of U.S. Bancorp. From February 2007, when she joined U.S. Bancorp, until January 2013, Ms. Godridge served as Executive Vice President, National Corporate and Institutional Banking, of U.S. Bancorp. Prior to that time, she served as Senior Executive Vice President and a member of the Executive Committee at The Bank of New York, where she was head of BNY Asset Management, Private Banking, Consumer Banking and Regional Commercial Banking from 2004 to 2006.

Gunjan Kedia

Ms. Kedia is Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp. Ms. Kedia, 47, has served in this position since joining U.S. Bancorp in December 2016. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008.

James B. Kelligrew

Mr. Kelligrew is Vice Chairman, Corporate and Commercial Banking, of U.S. Bancorp. Mr. Kelligrew, 52, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009, and with Bank of America Securities from 1993 to 2003.

Shailesh M. Kotwal

Mr. Kotwal is Vice Chairman, Payment Services, of U.S. Bancorp. Mr. Kotwal, 53, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.

P.W. Parker

Mr. Parker is Vice Chairman and Chief Risk Officer of U.S. Bancorp. Mr. Parker, 61, has served in this position since December 2013. From October 2007 until December 2013 he served as Executive Vice President and Chief Credit Officer of U.S. Bancorp. From March 2005 until October 2007, he served as Executive Vice President of Credit Portfolio Management of U.S. Bancorp, having served as Senior Vice President of Credit Portfolio Management of U.S. Bancorp since January 2002.

Katherine B. Quinn

Ms. Quinn is Vice Chairman and Chief Administration Officer of U.S. Bancorp. Ms. Quinn, 53, has served in this position since April 2017. From September 2013 to April 2017, she served as Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010. Prior to that time, she served as Chief Marketing and Strategy Officer at The Hartford from 2003 until 2005.

Mark G. Runkel

Mr. Runkel is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 41, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 52, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

Timothy A. Welsh

Mr. Welsh is Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp. Mr. Welsh, 52, has served in this position since joining U.S. Bancorp in July 2017. From July 2006 until June 2017, he served as a Senior Partner at McKinsey & Company where he specialized in financial services and the consumer experience. Previously, Mr. Welsh served as a Partner at McKinsey & Company from 1999 to 2006.

Additional Information

Additional information in response to this Item 10 can be found in the Proxy Statement under the headings “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 —Election of Directors,” “Corporate Governance — Committee Responsibilities” and “Corporate Governance — Committee Member Qualifications.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders				37,178,340	(3)
Stock Options	12,530,847	(1)	$32.28
Restricted Stock Units and Performance-Based Restricted Stock Units	7,518,298	(2)	-

Equity compensation plans not approved by security holders(4)	496,578		-	-

Total	20,545,723			37,178,340

(1)	Includes shares underlying stock options under the U.S. Bancorp 2015 Stock Incentive Plan (the “2015 Plan”), the U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) and the U.S. Bancorp 2001 Stock Incentive Plan (the “2001 Plan”). Excludes 137,620 shares, with a weighted-average exercise price of $19.86, underlying outstanding warrants assumed in connection with acquisitions by the Company.

(2)	Includes shares underlying performance-based restricted stock units (awarded to the members of the Company’s Managing Committee and settled in shares of the Company’s common stock on a one-for-one basis) and restricted stock units (settled in shares of the Company’s common stock on a one-for-one basis) under the 2015 Plan, the 2007 Plan and the 2001 Plan. No exercise price is paid upon vesting, and thus, no exercise price is included in the table.

Includes an aggregate upward adjustment of 71,343 units subsequent to December 31, 2017, made to performance-based restricted stock units granted in 2017, to reflect the difference between (a) the number of units earned based on actual 2017 Company performance compared to absolute and relative targets set forth in each recipient’s award agreement and (b) the target number of units granted to Managing Committee members in February 2017.

(3)	The 37,178,340 shares available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

(4)	These shares of common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. No exercise price is paid when shares are issued pursuant to the deferred compensation plans.

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

The 496,578 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in U.S. Bancorp common stock had elected to receive all of that deferred compensation in shares of U.S. Bancorp common stock on December 31, 2017. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

Additional Information

Additional information in response to this Item 12 can be found in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item 13 can be found in the Proxy Statement under the headings “Corporate Governance — Director Independence,” “Corporate Governance — Committee Member Qualifications” and “Certain Relationships and Related Transactions.” That information is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information in response to this Item 14 can be found in the Proxy Statement under the headings “Audit Committee Report and Payment of Fees to Auditor — Fees to Independent Auditor” and “Audit Committee Report and Payment of Fees to Auditor — Administration of Engagement of Independent Auditor.” That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2017 and 2016

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2017

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2017

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2017

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2017

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

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

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.2 to Form 8-K filed on April 20, 2017.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on January 20, 2016.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.]

Exhibit Number	Description

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp 2006 Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2006.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.5(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.5(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.5(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.5(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.5(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.5(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.5(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.6(l) to Form 10-K for the year ended December 31, 2013.

(1)(2)10.6(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.7(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

Exhibit Number	Description

(1)(2)10.7(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.7(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.7(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.8(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.9(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.9(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.10(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.11	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.12	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.13	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.14	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.15	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.16	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

Exhibit Number	Description

(1)(2)10.17	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2)10.18	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.19	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(1)(2)10.20	Form of Restricted Stock Unit Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.22	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2009.

(1)(2)10.23	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved February 14, 2011) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on February 16, 2011.

(1)(2)10.24	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 18, 2012.

(1)(2)10.25	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2012.

(1)(2)10.26	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2013.

(1)(2)10.27	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2014.

(1)(2)10.28	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.30	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.31	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

Exhibit Number	Description

(1)(2)10.32	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.3 to Form 8-K filed on April 23, 2015.

(1)(2)10.34	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(1)(2)10.35	Form of Restricted Stock Unit Agreement used for December 2016 grant to Gunjan Kedia under U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.36	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.37	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2017). Filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.38	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2017). Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016.

(2)10.39	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2018).

(2)10.40	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2018).

(1)10.41	Deferred Prosecution Agreement, dated February 13, 2018, between U.S. Bancorp and the United States Attorney’s Office for the Southern District of New York. Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2018.

(1)10.42	Consent Order and Stipulation and Consent to the Issuance of an Order for a Civil Money Penalty, dated February 13, 2018, between U.S. Bank and the Office of the Comptroller of the Currency. Filed as Exhibit 10.2 to Form 8-K filed on February 15, 2018.

(1)10.43	Stipulation and Order of Settlement and Dismissal, dated February 15, between U.S. Bank and the Financial Crimes Enforcement Network. Filed as Exhibit 10.3 to Form 8-K filed on February 15, 2018.

(1)10.44	Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, Amended, dated February 14, among U.S. Bancorp, USB Americas Holding Company and the Board of Governors of the Federal Reserve System. Filed as Exhibit 10.4 to Form 8-K filed on February 15, 2018.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	2017 Annual Report, pages 21 through 159.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 22, 2018, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ ANDREW CECERE
Andrew Cecere
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ ANDREW CECERE
Andrew Cecere,
Director, President and Chief Executive Officer (principal executive officer)

/s/ TERRANCE R. DOLAN
Terrance R. Dolan,
Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ CRAIG E. GIFFORD
Craig E. Gifford,
Executive Vice President and Controller (principal accounting officer)

RICHARD K. DAVIS*
Richard K. Davis, Director

DOUGLAS M. BAKER, JR.*
Douglas M. Baker, Jr., Director

WARNER L. BAXTER*
Warner L. Baxter, Director

MARC N. CASPER*
Mark N. Casper, Director

ARTHUR D. COLLINS, JR.*
Arthur D. Collins, Jr., Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

Signature and Title

DOREEN WOO HO*
Doreen Woo Ho, Director

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

KAREN S. LYNCH*
Karen S. Lynch, Director

RICHARD P. MCKENNEY*
Richard P. McKenney, Director

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

SCOTT W. WINE*
Scott W. Wine, Director

*	Andrew Cecere, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 22, 2018

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact
President and Chief Executive Officer